Form 10-Q
period 1995-03-31
USA WASTE SERVICES INC
filed 1995-05-12
CIK 823768

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED    MARCH 31, 1995

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER:  1-12154
                                  __________

                            USA WASTE SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       OKLAHOMA                                                73-1309529
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

                               5000 QUORUM DRIVE
                                   SUITE 300
                              DALLAS, TEXAS 75240
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (214) 383-7900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                   NO CHANGE
  (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

                                  __________

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                          YES   X            NO
                               ---               ---

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF MAY 11, 1995:

            COMMON STOCK          $.01 PAR VALUE          22,974,256

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            USA WASTE SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                     MARCH 31,        DECEMBER 31,
                                                                       1995               1994
                                                                   ------------       ------------
     ASSETS
Current assets:
     Cash and cash equivalents                                       $7,620,000         $6,613,000

     Accounts receivable,net                                         20,481,000         19,992,000
     Notes and other receivables                                     11,794,000          8,072,000
     Prepaid expenses and other                                       2,869,000          2,361,000
                                                                   ------------       ------------
             Total current assets                                    42,764,000         37,038,000
Notes and other receivables                                           2,522,000          2,462,000
Property and equipment, net                                         181,707,000        182,415,000
Excess of cost over net assets of acquired
     businesses, net                                                 74,363,000         73,305,000
Other intangible assets, net                                         13,798,000         14,375,000
Other assets                                                         23,070,000         13,572,000
                                                                   ------------       ------------
             Total assets                                          $338,224,000       $323,167,000
                                                                   ============       ============


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $11,249,000        $12,023,000
     Accrued liabilities                                              8,730,000         12,783,000
     Deferred revenues                                                2,008,000          1,783,000
     Current maturities of long-term debt                             1,735,000          1,830,000
                                                                   ------------       ------------
             Total current liabilities                               23,722,000         28,419,000
Revolving credit facility                                           115,000,000         98,000,000
Convertible subordinated debentures                                  49,000,000         49,000,000
Other long-term debt                                                  3,715,000          6,903,000
Closure, post-closure and other liabilities                          17,149,000         17,067,000
Deferred income taxes                                                16,292,000         15,792,000
                                                                   ------------       ------------
             Total liabilities                                      224,878,000        215,181,000
                                                                   ------------       ------------

Commitments and contingencies                                                -                   -

Stockholders' equity:
     Common stock, $.01 par value; 50,000,000
         shares authorized; 22,828,159
         and 22,728,548 shares issued                                   228,000            227,000
     Additional paid-in capital                                      96,329,000         95,758,000
     Retained earnings                                               18,750,000         13,962,000
                                                                   ------------       ------------
                                                                    115,307,000        109,947,000
     Less treasury stock, 149,285 shares, at cost                    (1,961,000)        (1,961,000)
                                                                   ------------       ------------
             Total stockholders' equity                             113,346,000        107,986,000
                                                                   ------------       ------------
             Total liabilities and stockholders' equity            $338,224,000       $323,167,000
                                                                   ============       ============


                            See accompanying notes.

                            USA WASTE SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                                     FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                               --------------------------------
                                                                  1995                 1994
                                                               -----------          -----------
                                                                                     (restated)
Operating revenues                                             $46,508,000          $38,205,000

Costs and expenses:
     Operating                                                  25,496,000           21,915,000
     General and administrative                                  6,087,000            5,321,000
     Depreciation and amortization                               5,408,000            4,393,000
                                                               -----------          -----------
                                                                36,991,000           31,629,000
                                                               -----------          -----------
Income from operations                                           9,517,000            6,576,000
                                                               -----------          -----------
Other income (expense):
     Interest expense, net of capitalized intersest             (3,152,000)          (2,457,000)
     Other, net                                                  1,235,000              221,000
                                                               -----------          -----------
                                                                (1,917,000)          (2,236,000)
                                                               -----------          -----------

Income before provision for income taxes                         7,600,000            4,340,000
Provision for income taxes                                       2,812,000            1,636,000
                                                               -----------          -----------
Net income                                                       4,788,000            2,704,000

Preferred dividends                                                      -              380,000
                                                               -----------          -----------
Income available to common shareholders                         $4,788,000           $2,324,000
                                                               ===========          ===========
Earnings per share                                                   $0.21                $0.12
                                                               ===========          ===========
Weighted average number of common and
     common equivalent shares outstanding                       23,259,000           19,408,000
                                                               ===========          ===========



                            See accompanying notes.

                            USA WASTE SERVICES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)


                                                                            Additional
                                                              Common          Paid-in         Retained            Treasury
                                                               Stock          Capital         Earnings              Stock
                                                             --------       -----------      -----------        -----------
Balance, December 31, 1994                                   $227,000       $95,758,000      $13,962,000        ($1,961,000)

     Exercise of stock warrants                                 1,000           516,000
     Issuance of common stock to directors                         -             25,000
     Exercise of stock options                                     -             30,000
     Net income                                                                                4,788,000
                                                             --------       -----------      -----------        -----------
Balance, March 31, 1995                                      $228,000       $96,329,000      $18,750,000        ($1,961,000)
                                                             ========       ===========      ===========        ===========


                            See accompanying notes.

                            USA WASTE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                          FOR THE THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                    -------------------------------
                                                                        1995                1994
                                                                    -----------         -----------
                                                                                         (restated)
Cash flows from operating activities:

     Net income                                                      $4,788,000          $2,704,000

     Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                             5,408,000           4,450,000
            Deferred income taxes                                       500,000             341,000
            Net gain on disposal of assets                             (514,000)            (20,000)
            Other non-cash adjustments                                       -               40,000
            Change in assets and liabilities,
             net of effects of business acquisitions:
              (Increase) in accounts receivables                       (490,000)         (2,153,000)
              (Increase) in prepaid expenses and other                 (508,000)           (520,000)
              (Increase) in notes and other receivables                (868,000)                 -
              (Increase) in other assets                             (2,778,000)            (41,000)
              Increase (decrease) in accounts payable and
               accrued liabilities                                   (5,489,000)          3,533,000
              Increase (decrease) in deferred revenues
               and other liabilities                                    308,000          (1,395,000)
                                                                    -----------         -----------
Net cash provided by operating activities                               357,000           6,939,000
                                                                    -----------         -----------
Cash flows from investing activities:
     Acquisitions of businesses, net of cash acquired                        -          (16,204,000)
     Capital expenditures                                            (7,948,000)         (8,972,000)
     Loans and advances to others                                    (9,726,000)                 -
     Collection of loans to others                                       91,000                  -
     Proceeds from sale of assets                                     3,969,000             101,000
                                                                    -----------         -----------
Net cash used in investing activities                               (13,614,000)        (25,075,000)
                                                                    -----------         -----------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                        17,000,000          21,121,000
     Principal payments on long-term debt                            (3,283,000)         (1,172,000)
     Proceeds from exercise of stock options                             30,000             300,000
     Proceeds from exercise of warrants                                 517,000                  -
                                                                    -----------         -----------
Net cash provided by financing activities                            14,264,000          20,249,000
                                                                    -----------         -----------
Increase in cash and cash equivalents                                 1,007,000           2,113,000
Cash and cash equivalents at beginning of period                      6,613,000           3,235,000
                                                                    -----------         -----------
Cash and cash equivalents at end of period                           $7,620,000          $5,348,000
                                                                    ===========         ===========

Supplemental cash flow information:
     Cash paid during the period for:
         Interest                                                    $2,513,000            $919,000
         Income taxes                                                $4,200,000          $1,191,000


                            See accompanying notes.

                            USA WASTE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

    The consolidated balance sheets as of March 31, 1995 and December 31, 1994, and the related consolidated statements of income for the three months ended March 31, 1995 and 1994, stockholders' equity for the three months ended March 31, 1995, and cash flows for the three months ended March 31, 1995 and 1994 are unaudited; in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results of the interim periods presented. The Company has restated the previously issued financial statements for the three months ended March 31, 1994 to reflect the acquisition of Envirofil, Inc. ("Envirofil") consummated May 27, 1994, and accounted for using the pooling of interests method of accounting.

    The financial statements included herein should be read in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended on Form 10-K/A (Amendment No. 1).


1.  CHAMBERS ACQUISITION:

    In December 1994, the Company entered into a Plan and Agreement of Reorganization to acquire Chambers through a merger transaction. The merger is subject to, among other conditions, approval of both companies' boards of directors and shareholders. It is anticipated that the merger will be completed in June 1995 and that it will be accounted for as a pooling of interests. The Agreement provides that on the effective date of the merger the Company will issue one share of its Common Stock for every 2.4 shares of Chambers common stock outstanding. The Company currently has approximately 22,575,000 common shares outstanding and, after the merger, expects to have approximately 47,900,000 common shares outstanding. Following the merger, the Board of Directors will include nominees of both the Company and Chambers. John E. Drury will serve as Chairman and Chief Executive Officer. Donald F. Moorehead, Jr. will serve as Vice Chairman of the Board of Directors and Chief Development Officer. John G. Rangos, Sr. will serve as non-executive Vice-Chairman of the Board of Directors. David Sutherland-Yoest will continue to serve as President and Chief Operating Officer and Earl E. DeFrates will continue as Chief Financial Officer.

2.   LONG-TERM DEBT:

    Long-term debt consists of the following as of:

                                                                        MARCH 31,               DECEMBER 31,
                                                                          1995                      1994
                                                                       ------------             ------------
         Revolving credit facility                                     $115,000,000             $ 98,000,000

         8 1/2% Convertible Subordinated
           Debentures                                                    49,000,000               49,000,000

         Other                                                            5,450,000                8,733,000
                                                                       ------------             ------------

                                                                        169,450,000              155,733,000
         Less current maturities                                          1,735,000                1,830,000
                                                                       ------------             ------------
                                                                       $167,715,000             $153,903,000
                                                                       ============             ============

    On November 28, 1994, the Company entered into a new revolving credit facility providing for borrowings of up to $150,000,000. At the Company's option, the interest rate on any loan under the revolving credit facility will be based on an adjusted prime rate or Eurodollar rate, as defined in the agreement. The facility matures on November 30, 1997. The revolving credit facility, among other conditions, requires the payment of a 3/8 of 1% commitment fee on the unused balance, payable in arrears, and provides for certain restrictions on the ability of the Company, subject to certain limitations, to incur borrowings, sell assets, or pay cash dividends. The facility also requires the maintenance of certain financial ratios, minimum net worth requirements and profitable operations. The facility is collateralized by all the stock of the Company's subsidiaries, whether now owned or hereafter acquired.


3.     CHANGE IN ACCOUNTING ESTIMATE:

       As of January 1, 1995, the Company changed the useful life of the excess of cost over net assets of acquired businesses from 25 years to 40 years to more appropriately reflect the estimated periods during which the benefit of the assets will be realized. This change in accounting estimate had the effect of reducing amortization expense by approximately $360,000 for the three months ended March 31, 1995.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion reviews the Company's operations for the three months ended March 31, 1995 and 1994, and should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included herein, and the Company's Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended by Form 10-K/A (Amendment No. 1). The Company has restated the previously issued financial statements for the three months ended March 31, 1994 to reflect the acquisition of Envirofil consummated May 27, 1994, and accounted for using the pooling of interests method of accounting.



GENERAL

    The Company's revenues consist primarily of fees charged for its collection and disposal services. Revenues for collection services include fees from residential, commercial, industrial, and municipal collection customers. A portion of these fees are billed in advance; a liability for future service is recorded upon receipt of payment and revenues are recognized as services are actually provided. Fees for residential services are normally based on the type and frequency of service, however, in a few instances, the fees are based on the volume of waste collected. Fees for commercial and industrial services are normally based on the type and frequency of service and the volume of solid waste collected.

    The Company's revenues from its landfill operations consist of disposal fees (known as tipping fees) charged to third parties and are normally billed monthly. Tipping fees are based on the volume or weight of solid waste being disposed of at the Company's landfill sites. The Company also operates transfer stations where solid waste is deposited by collection vehicles and then loaded into larger trucks and transported to landfills for disposal. Fees are charged at the transfer stations based on the volume of solid waste deposited, taking into account the Company's cost of loading, trucking, and disposing of the solid waste at its landfills. Intercompany revenues between the Company's landfill and collection operations have been eliminated in the financial statements presented herein.

    Operating expenses include direct and indirect labor and the related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, tipping fees paid to third party landfills, certain landfill fees and taxes, and accruals for future landfill closure costs. Certain direct landfill development expenses are capitalized and depreciated over the estimated useful life of the site as capacity is consumed, and include acquisition, engineering, upgrading, construction, capitalized interest, and permitting costs. All indirect development expenses, such as administrative salaries and general corporate overhead, are expensed in the period when incurred.

    General and administrative costs include management salaries, clerical, and administrative costs, professional services, facility rentals, and related insurance costs, as well as costs related to the Company's marketing and sales force.

    The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percent for the various Consolidated Statements of Income items.


                                                                        PERIOD TO PERIOD CHANGE
                                                                             FOR THE THREE
                                                                              MONTHS ENDED
                                                                             MARCH 31, 1995
                                                                               AND 1994
                                                                       -------------------------
                                                                         (Dollars in thousands)
Operating revenues  . . . . . . . . . . . . . . . . . . . . .           $8,303              21.7%
                                                                        ------
Costs and expenses:
  Operating . . . . . . . . . . . . . . . . . . . . . . . . .            3,581              16.3
  General and administrative  . . . . . . . . . . . . . . . .              766              14.4
  Depreciation and amortization . . . . . . . . . . . . . . .            1,015              23.1
                                                                        ------
                                                                         5,362              17.0
                                                                        ------
Income from operations  . . . . . . . . . . . . . . . . . . .            2,941              44.7
                                                                        ------
Other income (expense):
  Interest expense, net of capitalized interest . . . . . . .             (695)             28.3
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . .            1,014             458.8
                                                                        ------
                                                                           319             (14.3)
                                                                        ------
Income before provision for income taxes  . . . . . . . . . .            3,260              75.1
Provision for income taxes  . . . . . . . . . . . . . . . . .            1,176              71.9
                                                                        ------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . .           $2,084              77.1
                                                                        ======

    The following table presents for the periods indicated, the percentage relationship that the various Consolidated Statements of Income items bear to operating revenues.

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                      1995                   1994
                                                                      ----                   ----
Operating revenues:
  Disposal  . . . . . . . . . . . . . . . . . . . . . . .              22.9%                  21.6%
  Waste collection  . . . . . . . . . . . . . . . . . . .              68.6                   69.9
  Other   . . . . . . . . . . . . . . . . . . . . . . . .               8.5                    8.5
                                                                      -----                  -----
                                                                      100.0%                 100.0%
                                                                      -----                  -----
Costs and expenses:
  Operating . . . . . . . . . . . . . . . . . . . . . . .              54.8                   57.4
  General and administrative  . . . . . . . . . . . . . .              13.1                   13.9
  Depreciation and amortization . . . . . . . . . . . . .              11.6                   11.5
                                                                      -----                  -----
                                                                       79.5                   82.8
                                                                      -----                  -----
Income from operations                                                 20.5                   17.2
                                                                      -----                  -----
Other income (expense):
  Interest expense, net of capitalized interest . . . . .              (6.8)                  (6.4)
  Other, net  . . . . . . . . . . . . . . . . . . . . . .               2.7                    0.6
                                                                      -----                  -----
                                                                       (4.1)                  (5.8)
                                                                      -----                  -----
Income before provision for income taxes  . . . . . . . .              16.4                   11.4
Provision for income taxes  . . . . . . . . . . . . . . .               6.1                    4.3
                                                                      -----                  -----
Net income  . . . . . . . . . . . . . . . . . . . . . . .              10.3%                   7.1%
                                                                      =====                  =====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


  Operating Revenues

  Operating revenues for the three months ended March 31, 1995, were $46,508,000, representing an increase of $8,303,000, or 21.7% from 1994. The net effect of business acquisitions and dispositions accounted for an increase of 8.1% over 1994. Operating revenues for comparable operations increased approximately 13.6% during 1995 compared to 1994, as a result of increases of 2.9% and 10.7% in prices and volumes, respectively. The increase in operating revenues due to volume is the result of intensive marketing efforts and the improved weather conditions at certain market areas in 1995 as compared to 1994.


  Operating Costs and Expenses

  The Company's operating costs and expenses for the three months ended March 31, 1995, of $25,496,000 represented an increase of $3,581,000, or 16.3%, compared to the corresponding period of 1994. The net effect of business acquisitions and dispositions accounted for an increase of 9.2% over 1994. Operating costs and expenses for comparable operations accounted for an 7.1% increase. Operating costs and expenses as a percentage of revenues decreased from 57.4% during the first quarter of 1994 to 54.8% for the same period of 1995, primarily as a result of two factors. The decrease in the operating costs and expenses as a percentage of revenues is due in part to the increase in operating revenues, including the volume increases in market areas which were negatively affected by the severe weather conditions in the first quarter of 1994. In addition, the decrease in operating costs and expenses is due in part to the effect of the Company's strategic business decision to exit the Phoenix market, which experienced low operating margins in 1994. In addition, several of the Company's businesses were acquired in 1994 and operating efficiencies and cost improvements have been implemented to improve margins as these companies are integrated into the Company's operations.

  General and Administrative

  General and administrative expenses for the three months ended March 31, 1995, increased $766,000, or 14.4%, over the same period of 1994. However, general and administrative expenses as a percentage of operating revenues decreased from approximately 13.9% in the first quarter of 1994 to 13.1% in the comparable period of 1995, due to the Company's ability to integrate new acquisition revenues without a corresponding increase in general and administrative expenses and the cost savings resulting from the merger with Envirofil.


  Depreciation and Amortization

  Depreciation and amortization expense increased from $4,393,000 for the three months ended March 31, 1994, to $5,408,000 for the same period of 1995, reflecting an increase of $1,015,000, or 23.1%. The net effect of business acquisitions and dispositions accounted for an increase of $457,000, while existing operations reflected an increase of $558,000, primarily resulting from additional equipment necessary to service the Company's contracts. The increase discussed above is net of a change in estimate made to more appropriately reflect the estimated periods during which the benefit of the excess of cost over net assets of acquired businesses will be realized. The Company has adopted a useful life of 40 years as of January 1, 1995 to amortize the excess of cost over net assets of acquired businesses. This change had the effect of reducing amortization expense approximately $360,000 for the three months ended March 31, 1995. Depreciation and amortization expense as a percentage of revenues increased slightly from 11.5% in the first quarter of 1994 to 11.6% for the same period in 1995.

  Income from Operations

  For the reasons discussed above, income from operations, increased $2,941,000, or 44.7% during the first quarter of 1995 as compared to the same period in 1994.


  Other Income and Expense

  Other income and expense items consist primarily of interest expense, interest income and other income items, generally from the sale of assets. Interest expense increased to $3,152,000 for the three months ended March 31, 1995, as compared to $2,457,000 for the same period in 1994, an increase of 28.3%. In 1995, interest expense is net of interest capitalized during the period of approximately $337,000. The increase results from the growth in the Company's indebtedness incurred to finance the Company's accelerated growth through business acquisitions and capital expenditures and an increase in the Company's effective average borrowing rate to 8.7% for the three months ended March 31, 1995 as compared to 8.1% for the same period of 1994.

  Other, net increased from $221,000 in the first quarter of 1994 to $1,235,000 in the same period of 1995. The other income increase is primarily a result of the sale of real estate in the Phoenix, Arizona market in 1995.


  Provision for Income Taxes

  The provision for income taxes increased $1,176,000 for the three months ended March 31, 1995, as compared to 1994. The effective income tax rate was 37.0% for the first quarter of 1995 compared to 37.7% for the same period of 1994. The decrease in the effective tax rate is due to the fact that the periods prior to the Envirofil merger reflect the historical provision for income taxes of the separate companies and, therefore, those periods do not reflect the benefit of losses incurred by Envirofil for financial reporting purposes.


  Net Income

  For the reasons discussed above, net income increased $2,084,000, or 77.1% during the first quarter of 1995 as compared to the same period of 1994.



LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1995, the Company had working capital of $19,042,000 and a cash balance of $7,620,000, as compared to working capital of $8,619,000 and a cash balance of $6,613,000 as of December 31, 1994. For the three months ended March 31, 1995, cash flows provided by operating activities were $357,000.
Cash flows used in investing activities were $13,614,000, which included the funding of capital expenditures of $7,948,000 and investments in other businesses and net advances to others of $9,635,000, offset by the proceeds from asset sales of $3,969,000. Cash flows provided by financing activities were $14,264,000, which was primarily a result of the net borrowings under the Company's revolving credit facility.

  The Company's capital expenditure and working capital requirements have increased reflecting the Company's business strategy of growth through acquisitions and development projects. As indicated above, the Company's capital expenditures for the first quarter of 1995 were $7,948,000. The Company has financed its capital expenditures from its internally generated cash flows and amounts available under its revolving credit facility. The Company expects capital expenditures for 1995 to be approximately $40,000,000. The Company intends to finance the remainder of its 1995 capital requirements through internally generated cash flow and amounts available under its revolving credit facility.

  The Company is subject to extensive and evolving federal, state, and local environmental laws and regulations that have been enacted in response to technological advances and the public's increased concern over environmental issues. As a result of changing governmental attitudes in this area, management anticipates that the Company will continually modify or replace facilities and alter methods of operation. The majority of the expenditures necessary to comply with the environmental laws and regulations are made in the normal course of business.

  The Company's revolving credit facility is currently $150,000,000 with a maturity date of November 30, 1997. The Company anticipates that if additional acquisitions are made, the cash portion of the consideration will be funded from its internally generated cash and its revolving credit facility. At May 11, 1995, the Company had approximately $30,000,000 available under such credit facility.

  Under the terms of the Company's revolving credit facility, lender consent is required to consummate the Chambers merger. Chambers is subject to similar consent requirements under its lending agreements. In connection with the Chambers' merger, the Company anticipates refinancing certain of its and Chambers' outstanding indebtedness, including the Company's revolving credit facility and the revolving credit facility, senior notes, and letters of credit of Chambers. Amounts outstanding under Chambers' debt instruments at December 31, 1994, were approximately $364,000,000. The Company is currently engaged in discussions with financing sources regarding financial arrangements to be entered into at or before the date the Chambers' merger is consummated.

  In connection with the merger with Chambers, the Company and Chambers developed a plan for financing certain Chambers' obligations, including a $6,800,000 obligation that was incurred in January 1995 and $70,000,000 in payments required to fund certain Chambers' shareholder litigation settlements. The purpose of the financing plan was to provide Chambers with the ability to fund these payment obligations pending consummation of the proposed merger and in the event the merger was not consummated. The Company has paid $2,500,000 on certain promissory notes owed to Chambers and a letter of intent was executed providing for the purchase of certain assets, including a hauling company in Charlotte, North Carolina and a landfill and a collection facility in Lake, Mississippi, for which $4,300,000 has been advanced to Chambers. To provide for the funding of the initial $25,000,000 settlement payment due upon final approval of the shareholder litigation, the Company agreed to make an advance purchase of airspace rights at certain of Chambers' landfills in the aggregate amount of $25,000,000. Such payment would be made within 30 days after final approval of the Settlement Agreement and expiration of the applicable appeal period. To provide for the payment of the $45,000,000 settlement payment on the shareholder litigation, The Company and Chambers have agreed to negotiate an agreement for the purchase by the Company from Chambers of an asset or group or assets or airspace rights mutually selected by the Company and Chambers and having a fair market value of not less than $45,000,000. payment of such amount is required not later than one year from the date of final approval of the Settlement Agreement and expiration of the applicable appeal period. In the event that Chambers completes a refinancing of its current indebtedness, including amounts due with respect to the shareholder litigation, the Company's obligation to finance the $45,000,000 payment will lapse and the Company will have an option to require Chambers, and Chambers will have an option to require the Company, to buy or sell, as the case may be, any unused airspace purchased in advance by the Company.

  The Company's business plan is to grow through acquisitions as well as development projects. The Company has issued equity securities in business acquisitions where appropriate and expects to do so in the future. Furthermore, the Company's future growth will depend greatly upon its ability to raise additional capital. Management believes that it can arrange the necessary financing required to accomplish its business plan; however, to the extent the Company is not successful in its future financing strategies, the Company's growth could be limited.

  Although the Company regularly engages in discussions relating to potential acquisitions and mergers and has identified several possible acquisition and merger opportunities, other than the previously announced Merger Agreement entered into with Chambers, the Company currently does not have any significant binding commitments or agreements to acquire or merge with any such businesses; however, part of the Company strategy is to continue to participate in the industry consolidation, and as a result, the Company will pursue acquisition and merger opportunities and may announce an acquisition or merger or transaction at any time.


ENVIRONMENTAL MATTERS

  The Company will also have material financial commitments for the costs associated with its future obligations for closure and post-closure costs of landfills it operates or for which it is otherwise responsible over the estimated useful lives of these facilities. These accruals are based on the Company's management reviews performed periodically, not lees than annually, based on input from its engineers and interpretations of current requirements and proposed regulatory changes. The accrual for closure and post-closure costs includes a final cap and cover for the site, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site stops accepting waste.

  The Company has estimated that the aggregate closure and post-closure costs will be approximately $25,000,000, which, for each landfill, is fully accrued at the time the site stops accepting waste and is closed. As of March 31, 1995, the Company has accrued $13,500,000 for closure and post-closure costs of disposal facilities. The difference between the closure and post-closure costs accrued as of March 31, 1995 and the total estimated closure and post-closure costs to be incurred will be accrued and charged to expense as airspace is consumed. The Company also expects to incur approximately $40,000,000 related to capping activities expected to occur during the operating lives of these disposal sites, which are also being expensed over the
useful lives of the disposal sites as airspace is consumed.   In addition, the
Company has acquired certain facilities where the potential for minor remediation may exist, which is approximately $2,000,000 as of March 31, 1995.

   Management believes that the ultimate disposition of these environmental matters will not have a material adverse effect on the financial condition of the Company. However, the Company's operation of landfills subjects it to certain operational, monitoring, site maintenance, closure and post-closure obligations which could give rise to increased costs for monitoring and corrective measures. The Company cannot predict the effect of any future enacted regulations or legislation on the Company's operations.



SEASONALITY

  Because the volumes of certain types of waste, such as yard clippings and construction debris, tend to be higher in the spring and summer, the Company experiences seasonal variations in its revenue. As a result, during spring and summer, the Company's revenues tend to be higher than its revenues in fall and winter. In addition, during the winter, harsh weather conditions often temporarily affect the Company's ability to collect, transport, and dispose of waste. The seasonal impact is often offset by revenues added through acquisitions such that the Company's reported revenues have historically reflected increases in period to period comparisons.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  There have been no changes in the status of legal proceedings since the filing of the Form 10-K as of December 31, 1994, as amended by Form 10-K/A (Amendment No. 1).


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
      Ex-27  Financial Data Schedule

(b) Reports on Form 8-K:
      None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 USA WASTE SERVICES, INC.
                                                 Registrant




  May 12, 1995                              BY:      s/ Earl E. DeFrates
- -------------------                              ---------------------------
Date                                             Earl E. DeFrates,
                                                 Executive Vice President,
                                                 Chief Financial Officer


  May 12, 1995                              BY:      s/ Bruce E. Snyder
- -------------------                              ---------------------------
Date                                             Bruce E. Snyder,
                                                 Vice President - Controller
                                                 Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                DESCRIPTION
- -------               -----------

  27                  Financial Data Schedule