Form 10-Q/A
USA WASTE SERVICES INC
filed 1995-05-23
CIK 823768

                                 FORM 10-Q/A


                               AMENDMENT NO. 1

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


                            USA WASTE SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                     MARCH 31,        DECEMBER 31,
                                                                       1995               1994
                                                                   ------------       ------------
     ASSETS
Current assets:
     Cash and cash equivalents                                       $7,620,000         $6,613,000

     Accounts receivable,net                                         20,481,000         19,992,000
     Notes and other receivables                                     11,794,000          8,072,000
     Prepaid expenses and other                                       2,869,000          2,361,000
                                                                   ------------       ------------
             Total current assets                                    42,764,000         37,038,000
Notes and other receivables                                           2,522,000          2,462,000
Property and equipment, net                                         181,707,000        182,415,000
Excess of cost over net assets of acquired
     businesses, net                                                 74,363,000         73,305,000
Other intangible assets, net                                         13,798,000         14,375,000
Other assets                                                         23,070,000         13,572,000
                                                                   ------------       ------------
             Total assets                                          $338,224,000       $323,167,000
                                                                   ============       ============


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $11,249,000        $12,023,000
     Accrued liabilities                                              8,730,000         12,783,000
     Deferred revenues                                                2,008,000          1,783,000
     Current maturities of long-term debt                             1,735,000          1,830,000
                                                                   ------------       ------------
             Total current liabilities                               23,722,000         28,419,000
Revolving credit facility                                           115,000,000         98,000,000
Convertible subordinated debentures                                  49,000,000         49,000,000
Other long-term debt                                                  3,715,000          6,903,000
Closure, post-closure and other liabilities                          17,149,000         17,067,000
Deferred income taxes                                                16,292,000         15,792,000
                                                                   ------------       ------------
             Total liabilities                                      224,878,000        215,181,000
                                                                   ------------       ------------

Commitments and contingencies                                                -                   -

Stockholders' equity:
     Common stock, $.01 par value; 50,000,000
         shares authorized; 22,828,159
         and 22,728,548 shares issued                                   228,000            227,000
     Additional paid-in capital                                      96,329,000         95,758,000
     Retained earnings                                               18,750,000         13,962,000
     Less treasury stock, 149,285 shares, at cost                    (1,961,000)        (1,961,000)
                                                                   ------------       ------------
             Total stockholders' equity                             113,346,000        107,986,000
                                                                   ------------       ------------
             Total liabilities and stockholders' equity            $338,224,000       $323,167,000
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


1.  CHAMBERS ACQUISITION:


    In December 1994, the Company entered into a Plan and Agreement of Reorganization to acquire Chambers through a merger transaction. The merger is subject to, among other conditions, approval of both companies' boards of directors and shareholders. It is anticipated that the merger will be completed in June 1995 and that it will be accounted for as a pooling of interests. The Agreement provides that on the effective date of the merger the Company will issue one share of its Common Stock for every 2.4 shares of Chambers common stock outstanding. The Company currently has approximately 23.0 million common shares outstanding and, after the merger, expects to have approximately
50.8 million common shares outstanding. Following the merger, the Board of Directors will include nominees of both the Company and Chambers. John E. Drury will serve as Chairman and Chief Executive Officer. Donald F. Moorehead, Jr. will serve as Vice Chairman of the Board of Directors and Chief Development Officer. John G. Rangos, Sr. will serve as non-executive Vice-Chairman of the Board of Directors. David Sutherland-Yoest will continue to serve as President and Chief Operating Officer and Earl E. DeFrates will continue as Chief Financial Officer.

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




  May 22, 1995                              BY:      s/ Earl E. DeFrates
-------------------                              ---------------------------
Date                                             Earl E. DeFrates,
                                                 Executive Vice President,
                                                 Chief Financial Officer


  May 22, 1995                              BY:      s/ Bruce E. Snyder
-------------------                              ---------------------------
Date                                             Bruce E. Snyder,
                                                 Vice President - Controller
                                                 Chief Accounting Officer