Form 10-Q
period 1995-06-30
USA WASTE SERVICES INC
filed 1995-08-14
CIK 823768

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED    JUNE 30, 1995
                                         ------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO
                                                                 -----   -----

COMMISSION FILE NUMBER:  1-12154
                                   __________

                            USA WASTE SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                           73-1309529
 (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                               5000 QUORUM DRIVE,
                                   SUITE 300
                             DALLAS, TEXAS   75240
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

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF AUGUST 11, 1995:

       COMMON STOCK          $.01 PAR VALUE          52,291,638 SHARES

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            USA WASTE SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)
                                  (Unaudited)

                                                                   June 30,                 December 31,
                                                                     1995                       1994
                                                                  ---------                  ---------
                                                                                             (restated)
ASSETS
Current assets:
  Cash and cash equivalents                                         $41,710                    $30,161
  Accounts receivable, net                                           52,530                     48,765
  Notes and other receivables                                         8,733                     19,245
  Net assets held for sale                                           11,428                      9,298
  Divestiture proceeds and other held in escrow                         -                        2,210
  Prepaid expenses and other                                         11,674                      9,437
                                                                  ---------                  ---------
   Total current assets                                             126,075                    119,116
Notes and other receivables                                          11,061                      7,621
Property and equipment, net                                         534,645                    523,557
Excess of cost over net assets of acquired
  business, net                                                      69,832                     69,164
Other intangible assets, net                                         25,218                     24,252
Restricted funds held by trustees                                    25,607                     30,948
Other assets                                                         21,270                     10,958
                                                                  ---------                  ---------
   Total assets                                                    $813,708                   $785,616
                                                                  =========                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $17,937                    $22,912
  Accrued liabilities                                                42,664                     37,346
  Accrued shareholder litigation                                     25,000                     10,000
  Deferred revenues                                                   6,415                      6,664
  Current maturities of long-term debt                               29,655                     46,795
                                                                  ---------                  ---------
   Total current liabilities                                        121,671                    123,717
Long-term debt                                                      444,270                    363,919
Accrued shareholder litigation settlement                            50,900                     75,300
Closure, post-closure and other liabilities                          59,158                     58,331
                                                                  ---------                  ---------
   Total liabilities                                                675,999                    621,267
                                                                  ---------                  ---------

Commitments and contingencies                                          -                          -

Stockholders' equity:
  Preferred stock, $1.00 par value;
    10,000,000 shares authorized;
    none issued                                                        -                          -
  Common stock, $.01 par value;
    150,000,000 shares authorized;
    51,025,056 and 50,557,574 shares issued, respectively               510                        505
  Additional paid-in capital                                        521,043                    520,031
  Accumulated deficit                                              (381,883)                  (354,226)
  Less treasury stock at cost, 149,285 shares                        (1,961)                    (1,961)
                                                                  ---------                  ---------
     Total stockholders' equity                                     137,709                    164,349
                                                                  ---------                  ---------
     Total liabilities and stockholders' equity                   $ 813,708                  $ 785,616
                                                                  =========                  =========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                      Three months ended June 30,        Six months ended June 30,
                                                      ----------------------------       -------------------------
                                                          1995           1994              1995           1994
                                                        --------       --------           --------      --------
                                                                      (restated)                       (restated)
Operating revenues                                      $111,229       $113,514           $212,471      $211,485
                                                        --------       --------           --------      --------
Costs and expenses:
 Operating                                                63,597         66,754            121,877       124,987
 General and administrative                               16,941         18,491             33,831        34,626
 Unusual items                                             4,040           -                 4,733          -
 Merger costs                                             25,073          3,782             25,073         3,782
 Depreciation and amortization                            14,222         14,795             27,201        28,455
                                                        --------       --------           --------      --------
                                                         123,873        103,822            212,715       191,850
                                                        --------       --------           --------      --------
Income (loss) from operations                            (12,644)         9,692               (244)       19,635
                                                        --------       --------           --------      --------
Other income (expense):
 Interest expense:
  Early redemption premiums, extension fees
    and other nonrecurring interest                       (7,481)          -               (10,994)         -
  Other                                                   (7,890)        (8,368)           (16,103)      (16,507)
 Interest income                                             751            820              1,483         1,397
 Other, net                                                  254            381              1,367           541
                                                        --------       --------           --------      --------
                                                         (14,366)        (7,167)           (24,247)      (14,569)
                                                        --------       --------           --------      --------

Income (loss) before provision for income taxes          (27,010)         2,525            (24,491)        5,066
Provision for income taxes                                   829            729              3,166         2,148
                                                        --------       --------           --------      --------
Net income (loss)                                        (27,839)         1,796            (27,657)        2,918
Preferred dividends                                         -               185               -              565
                                                        --------       --------           --------      --------
Income (loss) available to common shareholders          $(27,839)        $1,611           $(27,657)       $2,353
                                                        ========       ========           ========      ========
Earnings (loss) per common share                          $(0.54)         $0.03             $(0.54)        $0.05
                                                        ========       ========           ========      ========
Weighted average number of
  common and common equivalent
  shares outstanding                                      51,704         49,199             51,409        48,880
                                                        ========       ========           ========      ========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                           Six months ended June 30,
                                                                        ------------------------------
                                                                          1995                  1994
                                                                        ---------             --------
                                                                                             (restated)
Cash flows from operating activities:
  Net cash provided by (used in) operating activities                     $(3,762)             $15,864
                                                                        ---------             --------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired                         (2,400)             (19,204)
  Capital expenditures                                                    (38,689)             (34,684)
  Loans and advances to others                                             (6,322)              (3,537)
  Collection of loans to others                                             2,304                1,459
  Proceeds from sale of assets                                              4,695                2,721
  Decrease (increase) in restricted funds                                  (4,773)              14,219
  Other                                                                      (845)                 658
                                                                        ---------             --------
    Net cash used in investing activities                                 (46,030)             (38,368)
                                                                        ---------             --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                342,000               35,260
  Principal payments on long-term debt                                   (281,686)             (23,428)
  Other                                                                     1,027                  324
                                                                        ---------             --------
    Net cash provided by financing activities                              61,341               12,156
                                                                        ---------             --------
Increase (decrease) in cash and cash equivalents                           11,549              (10,348)
Cash and cash equivalents at beginning of period                           30,161               49,179
                                                                        ---------             --------
Cash and cash equivalents at end of period                                $41,710              $38,831
                                                                        =========             ========





        The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         The condensed consolidated balance sheets of USA Waste Services, Inc. (the "Company") as of June 30, 1995 and December 31, 1994, the related condensed consolidated statements of operations for the three and six months ended June 30, 1995 and 1994, and condensed consolidated statements of cash flows for the six months ended June 30, 1995 and 1994 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company has restated the previously issued financial statements for the three and six months ended June 30, 1994 to reflect the acquisition of Chambers Development Company, Inc. ("Chambers"), accounted for using the pooling of interests method of accounting. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.



1.  MERGER WITH CHAMBERS DEVELOPMENT COMPANY, INC.:

         On June 30, 1995, the Company completed its merger with Chambers and approximately 27,900,000 shares of the Company's common stock were issued in exchange for all outstanding shares of Chambers Common Stock and Class A Common Stock. The transaction has been accounted for using the pooling of interests method of accounting, and accordingly, the accompanying condensed consolidated financial statements include the accounts of Chambers for all periods presented.

         Combined and separate results of operations of the Company and Chambers for the restated periods included in this report are as follows (in thousands):

                                          USA Waste        Chambers       Adjustments         Combined
                                          ---------        --------       -----------         --------
Three months ended March 31, 1995:
   Operating revenues                   $    46,508      $    54,734      $      -         $   101,242
   Net income (loss)                          4,788           (5,269)           665(a)(b)          184

Three months ended June 30, 1994:
   Operating revenues                        44,870           68,644             -             113,514
   Net income (loss)                          1,022              860            (86)(a)(b)       1,796

Six months ended June 30, 1994:
   Operating revenues                        83,075          128,410             -             211,485
   Net income (loss)                          3,726           (1,115)           307(a)(b)        2,918

                            USA WASTE SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)

1.  MERGER WITH CHAMBERS DEVELOPMENT COMPANY, INC., CONTINUED:

   The following adjustments have been made to the combined results of operations:

   (a) All significant intercompany transactions between the Company and Chambers have been eliminated. In September 1993, Chambers sold certain of its collection and landfill operations to the Company. The Company accounted for the transaction as a purchase and allocated the purchase price to the assets acquired. The assets acquired have been adjusted to reflect Chamber's carrying value at the date of sale and the results for the periods presented above have been adjusted for the effect of lower depreciation and amortization as a result of the reduction in the asset amounts on a restated basis.

   (b) The combined results reflect the transaction as a "tax-free" reorganization for federal income tax purposes. As a result of the transaction, certain tax net operating loss carryforwards will become available to offset future taxable income of the combined company. Although Chambers had not recognized any benefit with respect to these tax net operating loss carryforwards in prior years, the condensed consolidated financial statements recognize these benefits to the extent of previously recognized deferred tax liabilities.


2.  LONG-TERM DEBT:

         Long-term debt consists of the following (in thousands):

                                                                           June 30,         December 31,
                                                                             1995              1994
                                                                          ----------         ---------
         Revolving credit facility                                        $  70,000          $  98,000
         Term loan facility                                                 250,000              -
         Senior Notes, interest at 11.45%                                      -               133,501
         Senior Notes, interest at 11.95%                                      -                17,929
         8  1/2 % Convertible Subordinated Debentures                        48,995             49,000
         Industrial revenue bonds                                            84,850             88,800
         Other                                                               20,080             23,484
                                                                           --------           --------
                                                                            473,925            410,714
         Less current maturities                                             29,655             46,795
                                                                           --------           --------
                                                                           $444,270           $363,919
                                                                           ========           ========


   On June 30, 1995, in connection with the acquisition of Chambers, the Company entered into a $550,000,000 financing agreement with three major banks consisting of a $300,000,000 five-year revolving credit and letter of credit facility and a $250,000,000 term loan facility (the "Credit Facility"). On that date, the Company arranged to borrow $370,000,000, of which $320,000,000 had been borrowed as of June 30, 1995, the proceeds of which were used to refinance outstanding indebtedness under the Company's revolving credit facility, the 11.45% and 11.95% Senior Notes of Chambers, and to finance the Chambers' shareholder litigation settlements discussed in Note 4 and certain other merger related costs. The Credit Facility is collateralized by all the stock of the Company's subsidiaries, whether now owned or hereafter acquired, and intercompany receivables between the Company and its subsidiaries or between subsidiaries.

   Revolving credit loans under the Credit Facility are limited to $160,000,000 less the amount of any future industrial revenue bonds enhanced or secured by letters of credit issued under the Credit Facility. Loans bear a rate of interest based on the Eurodollar rate or the prime rate, plus a spread not to exceed 1.75% per annum. The Credit Facility may also be used for letters of credit purposes with variable rates up to 1.75% per annum charged on outstanding balances. A commitment fee of up to .5% per annum is also required on the unused portion of the Credit Facility.

                            USA WASTE SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


2.  LONG-TERM DEBT, CONTINUED:

   The Credit Facility contains financial covenants including minimum consolidated net worth, funded debt levels, capital expenditures and interest and debt service coverage requirements. The Credit Facility also restricts the incurrence of additional indebtedness, liens and the payment of dividends.

   Upon refinancing of the 11.45% and 11.95% Senior Notes, the Company paid an early redemption premium of $9,400,000 to the note holders based on the difference between the interest rates on the Senior Notes and an adjusted rate for U.S. Treasury securities having similar maturity.

   In September 1992, the Company issued $49,000,000 of 8-1/2% convertible debentures due October 15, 2002 in an underwritten public offering. Interest on the debentures is payable semi-annually. The debentures are convertible into the Company's common stock before maturity, unless previously redeemed, at $13.25 per share, subject to adjustment in certain events. The debentures are redeemable at the option of the Company, in whole or in part, at any time on or after October 15, 1995, at an original redemption price of 105.67% of the principal amount, declining to par over the term of the debentures. The debentures are subordinated to all existing and future indebtedness of the Company and do not restrict the incurrence of additional debt.

3.  CHANGE IN ACCOUNTING ESTIMATE:

   As of January 1, 1995, the Company changed the estimated useful life of the excess of cost over net assets of acquired businesses from 25 years to 40 years to more appropriately reflect the estimated period during which the benefit of the assets will be realized. This change in accounting estimate had the effect of reducing amortization expense by approximately $360,000 and $720,000 for the three and six months ended June 30, 1995, respectively.

4.  SETTLEMENT OF SHAREHOLDER LITIGATION:

   Between March 18, 1992 and May 7, 1992, various Chambers' shareholders filed 23 actions in the United States District Court for the Western District of Pennsylvania asserting federal and state securities fraud claims against Chambers, certain of its officers and directors, its auditors prior to 1992, and the underwriters of its securities (the "Federal Class Action"). The significant part of these actions, as amended and consolidated on November 4, 1992, under the caption In Re: Chambers Development Company, Inc. Shareholders Litigation, Civil Action No. 92-0679, was the allegation that the decrease in Chambers' stock price during the period from Chambers' March 17, 1992 announcement of a change in accounting method relating to capitalization of certain costs and expenses through its October 20, 1992 announcement of a $362,000,000 reduction in retained earnings as of December 31, 1991, as compared to the amount previously reported and a restatement of its 1990 and 1989 consolidated financial statements, was caused by Chambers'
misrepresentation of its earnings and financial condition.   One of the
original 23 complaints, Yeager v. Rangos, et al., C.A. No. 92-1081, also asserted derivative claims on behalf of Chambers for breach of fiduciary duty against certain of its officers and directors and negligence against its
auditors prior to 1992 (the "Federal Derivative Action").   Derivative claims
were also filed in state courts on behalf of Chambers for breach of fiduciary duty against certain of its officers and directors and for negligence against Chambers independent auditors prior to 1992 (the "Related Actions").

   On February 24, 1995, representatives of the plaintiffs in the Federal Class Action, representatives of the plaintiffs in the Federal Derivative Action, Chambers and certain individual defendants entered into a Class Action Stipulation and Agreement of Compromise and Settlement (the "Class Action Settlement Agreement") and a Derivative Action Stipulation and Agreement of Compromise and Settlement (the "Derivative Action Settlement Agreement" and, together with the Class Action Settlement Agreement, the "Settlement Agreements"), which are the definitive settlement documents for the class actions and the derivative actions described above. After Chambers entered into the Settlement Agreements, the class and derivative plaintiffs entered into settlements with Chambers' independent auditors prior to 1992. Chambers then entered into an agreement with the class plaintiffs to settle their claims against a group of underwriters of certain of Chambers' securities offerings. Chambers agreed to pay $300,000 to the class plaintiffs to resolve these claims for which the underwriters sought indemnity from Chambers. Pursuant to the Settlement Agreements, the defendants paid

                            USA WASTE SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)

4.  SETTLEMENT OF SHAREHOLDER LITIGATION, CONTINUED:

a total of approximately $97,000,000 on or before July 11, 1995. Of this amount, the sum of $10,000,000 was paid from funds received from Chambers' directors and officers liability insurance carrier and $75,900,000 was paid by the Company as of July 11, 1995, including the $300,000 paid on behalf of the underwriters.

   Chambers had accrued $85,300,000 for the cost of the settlements and $4,100,000 for other litigation related costs in 1994. Of that total, $79,400,000 was recorded as a charge to unusual items as a component of other income (expense) and $10,000,000 to be paid from the proceeds of Chambers' directors and officers liability insurance policy was recorded as a current asset and is included in accounts receivable-other at December 31, 1994. At December 31, 1994, $75,300,000 of the amount accrued for settlement payments has been classified as a noncurrent liability based on the expectation that such amount would be funded by long-term financing in connection with the Merger (see Note 5). The $10,000,000 of settlement payments funded by the proceeds of Chambers' directors and officers liability insurance policy and the $4,100,000 of other litigation related costs are included in current liabilities at December 31, 1994.

   In connection with the Federal Class Action, certain potential class members, requested exclusion from the Class Action Settlement Agreement. These potential class members have asserted that they have incurred losses attributable to shares purchased during the class period and certain additional losses by reason of alleged management misstatements during and after the class period. On August 14, 1995, the Company learned that a complaint was filed on August 9, 1995, in the United States District Court for the Southern District of New York by Frederick A. Moran and certain other related former shareholders of Chambers who had previously requested exclusion from the Federal Class Action Settlement Agreement, against Chambers and the other defendants in the Federal Class Action. However, the Company has not been served with such complaint. The Company intends to vigorously defend this complaint. Management of the Company believes that ultimate resolution of such complaint would not have a material adverse effect on the Company's financial position and results of operation of the Company.

   Pursuant to the terms of the Derivative Action Settlement Agreement, in July 1995 the Company took title to the headquarters property formerly leased by Chambers from Synergy Associates, a company owned by Chambers' former principal shareholders, subject to its mortgage loan. The Company intends to sell this property.

5.  COMMITMENTS AND CONTINGENCIES:

   Environmental Matters

   The Company is subject to extensive and evolving federal, state and local environmental laws and regulations that have been enacted in response to technological advances and the public's increased concern over environmental issues. As a result of changing governmental attitudes in this area, management anticipates that the Company will continually modify or replace facilities and alter methods of operation. The majority of the expenditures necessary to comply with the environmental laws and regulations are made in the normal course of business. Although the Company, to the best of its knowledge, is in compliance in all material respects with the laws and regulations affecting its operations, there is no assurance that the Company will not have to expend substantial amounts for compliance in the future.

   Litigation and Investigations

   Shortly after Chambers' March 17, 1992 announcement of a change in accounting policies concerning capitalization, the Securities and Exchange Commission (the "Commission") initiated an informal investigation with respect to Chambers' accounting method and the accuracy of its financial statements and into the possibility that persons or entities had traded in Chambers' securities on the basis of inside information prior to the announcement. On September 30, 1992, a formal order of investigation was issued by the Commission with respect to potential violations by Chambers and others of sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934 ("Exchange Act") and various rules promulgated thereunder.

                            USA WASTE SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)

5.  COMMITMENTS AND CONTINGENCIES, CONTINUED:

   On May 9, 1995, the Commission filed a complaint against Chambers in the United States District Court for the Western District of Pennsylvania alleging that Chambers violated the antifraud provisions of the Securities Act of 1933 ("Securities Act") and the antifraud, reporting, internal controls and recordkeeping provisions of the Exchange Act by issuing false and misleading earnings announcements from 1989 through March 1992 and including false and misleading financial statements in its reports on Forms 10-K and 10-Q and its registration statements filed from 1989 through November 1991. Chambers simultaneously consented, without admitting or denying the Commission's allegations, to the entry of an order enjoining it from violating certain provisions of the Securities Act and the Exchange Act and requiring it to pay a civil penalty of $500,000. The $500,000 was accrued as of December 31, 1994 and has been paid in 1995.

   On May 9, 1995, the Commission also instituted administrative proceedings under section 21C of the Exchange Act against four then current and former officers of Chambers. The Commission found, among other things, that two then former officers each were a cause of Chambers' violations of the reporting, internal controls and recordkeeping provisions of the Exchange Act. Each of these four persons consented to the issuance of a cease and desist order without admitting or denying the Commission's findings.

   In 1992 the American Stock Exchange and the Chicago Board of Options Exchange also advised Chambers that they would conduct investigations into trading activity on their respective exchanges in Chambers' securities and in put options on Chambers' securities prior to the March 17, 1992 announcement. On December 4, 1992, Chambers was served with a grand jury subpoena out of the United States District Court for the Eastern District of New York seeking production of public filings and reports disseminated to its shareholders, documents referring to the preparation of its financial statements and other materials. Chambers has responded to the subpoena by producing documents. To the knowledge of the Company, the grand jury investigation is ongoing and it appears to be focusing on issues similar to those raised by the civil litigation discussed in Note 4 and the Commission's investigation described above. The Company is cooperating with each of the investigations.

   Insurance

   The Company self-insures certain of its comprehensive general liability and workers compensation risks, while maintaining third-party coverage to protect against catastrophic loss. The Company has not incurred significant fines, penalties or liabilities for pollution or environmental liabilities at any of its facilities; however, the Company's operating results could be adversely affected in the future in the event of uninsured losses.

   Employment Agreements

   The Company has entered into employment agreements with certain of its executives and officers. These employment agreements include provisions governing compensation and benefits to be paid upon termination of employment with the Company or certain changes in control of the Company. Under certain conditions, the agreements can be terminated by the Company or the employee. Upon termination of the agreement, the employee's compensation would continue at approximately 75% of the employee's prior compensation for periods ranging from three to five years. During the three to five year period the employee would be available to the Company on a part-time basis for consulting and also would not be permitted to engage in any activities in direct competition with the Company. If these executives were to be terminated without cause during 1995

                            USA WASTE SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)

5.  COMMITMENTS AND CONTINGENCIES, CONTINUED:

or if certain executives elected to terminate their agreements, the aggregate annual compensation on a part-time basis would be approximately $1,300,000. If a change in control were to occur in 1995 and the executives were to elect to take the change in control payments, they would receive approximately $4,300,000. As of June 30, 1995, the Company has not recorded any accruals in the financial statements related to these employment agreements.

   Other Commitments and Litigation

   The Company has entered into certain agreements in which the Company has committed to advance or invest up to approximately $20,000,000 for purchase commitments, investment obligations and loans. Certain of these commitments are dependent upon the fulfillment of certain conditions by the other party prior to the Company's outlay of funds. These commitments, if ultimately fulfilled, are expected to occur over a period of one to five years. The total amount invested and advanced under these agreements amounted to $10,100,000 as of June 30, 1995.

   The Company is a party to other litigation arising in the normal course of business. In addition, contingencies of an environmental nature currently exist at certain of its disposal sites. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion reviews the Company's operations for the three and six months ended June 30, 1995 and 1994, and should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included elsewhere herein, as well as the Company's Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, the Company's Joint Proxy Statement and Prospectus dated May 19, 1995 included in the Company's Registration Statement on Form S-4 filed in connection with the acquisition of Chambers Development Company, Inc. ("Chambers") and the supplemental consolidated financial schedules included in the Company's Form 8-K dated June 30, 1995 filed in connection with the acquisition of Chambers. As discussed below, the Company has restated its previously issued financial statements to reflect the acquisition of Chambers, consummated June 30, 1995, and accounted for under the pooling of interests method of accounting.



INTRODUCTION

    After consummation of the merger with Chambers on June 30, 1995, the Company provides non-hazardous solid waste management services, consisting of collection, transfer, disposal, soil remediation, and recycling services in 20 states. Since August 1990, the Company has experienced significant growth principally through the acquisition and integration of solid waste businesses and is now the fourth largest non-hazardous solid waste company in North America The company owns 28 landfills (25 of which are currently operating), 14 transfer stations and 35 collection companies serving more than 400,000 customers.

    The Company's revenues consist primarily of fees charged for its collection and disposal services. Revenues for collection services include fees from residential, commercial, industrial, and municipal collection customers. A portion of these fees are billed in advance; a liability for future service is recorded upon receipt of payment and revenues are recognized as services are actually provided. Fees for residential services are normally based on the type and frequency of service. Fees for commercial and industrial services are normally based on the type and frequency of service and the volume of solid waste collected.

    The Company's revenues from its landfill operations consist of disposal fees (known as tipping fees) charged to third parties and are normally billed monthly. Tipping fees are based on the volume or weight of solid waste being disposed of at the Company's landfill sites. Fees are charged at transfer stations based on the volume of solid waste deposited, taking into account the Company's cost of loading, transporting, and disposing of the solid waste at a landfill. Intercompany revenues between the Company's landfill, transfer station, and collection operations have been eliminated in the financial statements presented herein.

    Operating expenses include direct and indirect labor and the related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, tipping fees paid to third-party landfills, certain fees and taxes, and accruals for future landfill closure and post-closure costs. Certain direct landfill development expenses are capitalized and depreciated over the estimated useful life of a site as capacity is consumed, and include acquisition, engineering, upgrading, construction, and permitting costs. All indirect development expenses, such as administrative salaries and general corporate overhead, are expensed in the period when incurred.

    General and administrative costs include management salaries, clerical, and administrative costs, professional services, facility rentals, and related insurance costs, as well as costs related to the Company's marketing and sales force.

RESULTS OF OPERATIONS

    The Company reported net losses of $27,839,000 and $27,657,000 for the three and six months ended June 30, 1995, respectively. This compares to net income of $1,796,000 and $2,918,000 for the corresponding periods in 1994. The results of operations for 1995 and 1994 include certain nonrecurring expenses, as discussed below, in connection with the acquisition of Chambers in June 1995 and Envirofil, Inc. in May 1994 in transactions accounted for as poolings of interests. Earnings per share exclusive of merger costs, unusual items and nonrecurring interest, as reported, would be $.15 and $.22 for the three and six months ended June 30, 1995, respectively, as compared to reported earnings per share amounts of $.03 and $.05 for the same prior year periods.

    The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percent for the various Consolidated Statements of Income items:

                                                                    Period to Period         Period to Period
                                                                    Change for the           Change for the
                                                                  Three Months Ended        Six Months Ended
                                                                June 30, 1994 and 1995   June 30, 1994 and 1995
                                                               ------------------------  ----------------------
                                                                   $             %            $           %
                                                                --------      -------      --------     ------
         Operating revenues                                      $(2,285)        (2.0)%        $986        0.5%
                                                                --------      -------      --------     ------
         Costs and expenses:
         Operating                                                (3,157)        (4.7)       (3,110)      (2.5)
         General and administrative                               (1,550)        (8.4)         (795)      (2.3)
         Unusual items                                             4,040          -           4,733        -
         Merger costs                                             21,291        563.0        21,291      563.0
         Depreciation and amortization                              (573)        (3.9)       (1,254)      (4.4)
                                                                --------      -------      --------     ------
                                                                  20,051         19.3        20,865       10.9
                                                                --------      -------      --------     ------
         Income (loss) from operations                           (22,336)      (230.5)      (19,879)    (101.2)
                                                                --------      -------      --------     ------

         Other income (expense):
           Interest expense:
              Early redemption premium, extension fees and other
                  nonrecurring interest                           (7,481)         -         (10,994)       -
              Other                                                  478         (5.7)          404       (2.4)
            Interest income                                          (69)        (8.4)           86        6.1
            Other, net                                              (127)       (33.3)          826     (152.7)
                                                                --------      -------      --------     ------
                                                                  (7,199)      (100.5)       (9,678)      66.4
                                                                --------      -------      --------     ------
         Income (loss) before income taxes                       (29,535)    (1,169.7)      (29,557)    (583.4)
         Provision for income taxes                                  100         13.7         1,018       47.4
                                                                --------      -------      --------     ------
         Net income (loss)                                       (29,635)    (1,650.1)      (30,575)  (1,047.8)
         Preferred dividends                                         185       (100.0)         (565)    (100.0)
                                                                --------      -------      --------     ------
         Income (loss) available to common shareholders         $(29,450)    (1,828.1)%    $(30,010)  (1,275.4)%
                                                                ========      =======      ========     ======

    The following table presents, for the periods indicated, the percentage relationship that the various Consolidated Statements of Income items bear to operating revenues:

                                                                     Three Months Ended         Six Months Ended
                                                                         June 30,                    June 30,
                                                                     ------------------          ---------------
                                                                     1995         1994            1995     1994
                                                                     -----        -----           -----    -----
    Operating revenues:
         Disposal                                                     31.0%        29.2%           29.6%    28.8%
         Waste collection                                             51.7         50.7            53.5     51.4
         Transfer stations                                             9.6         13.6             8.7     13.0
         Other                                                         7.7          6.5             8.2      6.8
                                                                     -----        -----           -----    -----
                                                                     100.0%       100.0%          100.0%   100.0%
                                                                     -----        -----           -----    -----
    Costs and expenses:
         Operating                                                    57.2         58.9            57.4     59.1
         General and administrative                                   15.2         16.3            15.9     16.4
         Unusual items                                                 3.6          0.0             2.2      0.0
         Merger costs                                                 22.6          3.3            11.8      1.8
         Depreciation and amortization                                12.8         13.0            12.8     13.4
                                                                     -----        -----           -----    -----
                                                                     111.4         91.5           100.1     90.7
                                                                     -----        -----           -----    -----
    Income (loss) from operations                                    (11.4)         8.5            (0.1)     9.3
                                                                     -----        -----           -----    -----

    Other income (expense):
         Interest expense:
           Early redemption premium, extension fees and other
              nonrecurring interest                                   (6.7)         0.0            (5.1)     0.0
           Other                                                      (7.1)        (7.3)           (7.6)    (7.9)
         Interest income                                               0.7          0.7             0.7      0.7
         Other, net                                                    0.2          0.3             0.6      0.3
                                                                     -----        -----           -----    -----
                                                                     (12.9)        (6.3)          (11.4)    (6.9)
                                                                     -----        -----           -----    -----
    Income (loss) before income taxes                                (24.3)         2.2           (11.5)     2.4
    Provision for income taxes                                          .7           .6             1.5      1.0
                                                                     -----        -----           -----    -----
    Net income (loss)                                                (25.0)         1.6           (13.0)     1.4
    Preferred dividends                                                0.0          0.2             0.0      0.3
                                                                     -----        -----           -----    -----
    Income (loss) available to common shareholders                   (25.0)%        1.4%           13.0%     1.1%
                                                                     =====        =====           =====    =====


THREE AND SIX MONTHS ENDED JUNE 30, 1995

Operating Revenues

    Operating revenues for the three months and six months ended June 30, 1995 changed $(2.3) million or (2.0)% and $1.0 million or 0.5%, respectively. Comparable operations decreased 2.5% and 1.2% for the respective quarter and year-to-date periods. Prices and volumes changed approximately (3)% and 1%, respectively, for the quarter, and approximately (4)% and 3%, respectively, on a year-to-date basis. The increase in volumes was offset by the negative pricing effects of certain businesses in New Jersey. The Company has experienced a significant rate reduction resulting from the sale but continued operation of the two transfer stations in Morris County, New Jersey, which also resulted in the loss of waste volumes due to the loss of an ash transportation and disposal contract. In addition, the Company was awarded a new three-year agreement at a rate reduced from the prior contract for the municipal solid waste from Bergen County, New Jersey. Disregarding the effects of these two instances in New Jersey, operating revenues for comparable operations increased approximately
7% and 10% for the respective quarter and year-to-date periods. The remainder of the change in operating revenues is the result of acquisitions, net of dispositions, which increased revenues by $0.6 million and $3.5 million for the quarter and year-to-date periods, respectively.

Operating Costs and Expenses

    Operating costs and expenses decreased $3.2 million and $3.1 million, respectively, for the three months and six months ended June 30, 1995 and also decreased as a percent of operating revenues in both comparative periods. The decrease is attributable to strategic business decisions to exit or reduce operations in certain markets in 1994 where margins were not as profitable.
In September 1994, the Company determined that it would exit the market in Phoenix, Arizona, which resulted in the reduction of operating costs and decreased the percentage of operating costs as compared to operating revenues. To further reduce operating costs and expenses and improve operating margins, the Company has emphasized the increased utilization of internal disposal capacity. The related increase in costs incurred to transport waste to Company landfills was offset by a reduction in costs as a result of the loss of the ash contract discussed above. Another contributing factor to the decrease in the percentage of operating costs and expenses as compared to operating revenues is that several businesses acquired in 1994 are now operating more efficiently as operational improvements have been effectively implemented by the Company.

General and Administrative

    General and administrative expenses decreased $1.5 million and $0.8 million, respectively, for the three months and six months ended June 30, 1995 and were down as a percent of operating revenues in both comparative periods. This is the result of the Company's ability to integrate revenue building acquisitions without a proportionate increase in general and administrative expenses and the cumulative benefit of Chambers' pre-merger reorganization efforts which began in the fourth quarter of 1994 and continued through the first half of 1995 prior to the combination of the two companies.


Unusual Items

    In 1995, the unusual items include $2.8 million of severance and other termination benefits paid to former Chambers employees in connection with its pre-merger reorganization, $1.3 million of estimated future losses associated with the renegotiated Bergen County, New Jersey municipal solid waste contract, and $0.6 million of shareholder litigation settlement costs.

Merger Costs

    In 1995, the Company incurred approximately $25.1 milliion in merger costs in the second quarter related to the Chambers acquisition, which include $11.9 million of transaction costs, $9.5 million of severance and other termination benefits, and $3.7 million of costs related to integrating operations. In 1994 the Company incurred $3.8 million of merger costs in the second quarter related to the acquisition of Envirofil, Inc.

Depreciation and Amortization

    Depreciation and amortization decreased $0.6 million and $1.3 million for the quarter and year-to-date, respectively. The decrease was primarily the result of the change in the estimated useful life of goodwill related to certain acquisitions from 25 to 40 years, effective January 1, 1995. This change resulted in decreased amortization expense of approximately $360,000 and $720,000 for the quarter and year-to-date, respectively.

Income (Loss)  from Operations

        Excluding unusual items, merger costs, and nonrecurring interest expense, income from operations as a percent of sales in fiscal 1995 was 14.8% and 14.2%, respectively, on a quarter and year-to-date basis, compared to 11.9% and 11.1% in the comparative 1994 periods. The improvement in recurring operations is the result of economies of scale realized by the Company with respect to recent acquisitions, dispositions of less profitable businesses, and improvements in comparative operations.

Other Income and Expense

    Other income and expense consists of interest expense, interest income, and other income. Interest expense increased on both a comparative quarter and year-to-date basis as a result of nonrecurring interest charges associated with early redemption premiums, extension fees, and accelerated debt issue costs of approximately $7.5 million and $11.0 million for the quarter and year-to-date, respectively. Aside from this, interest expense, gross of amounts capitalized, increased slightly as a result of additional indebtedness incurred to finance the Company's aggressive growth through business acquisitions and capital expenditures. The increase in other income is primarily the result of the sale of real estate in Phoenix, Arizona during the first quarter of 1995.

Provision for Income Taxes

    The provision for income taxes increased $100,000 and $1,018,000 for the three and six months ended June 30, 1995, respectively, as compared to the corresponding periods of 1994. The provision for income taxes represents current income taxes of the separate companies through the date of the
combination.   The increase is the result of the increase in the Company's income before income taxes prior to the merger with Chambers. The provision for income taxes of Chambers on a separate basis represents provisions for state and local income taxes. There is no provision for federal income taxes for Chambers through the date of the merger as a result of its net operating loss carryforwards.

Net Income (Loss)

    For the reasons discussed above, net income (loss) decreased $29.5 million and $30.0 million during the three and six months ended June 30, 1995 as compared to the corresponding periods of 1994.


LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1995, the Company had working capital of $4,404,000 and a cash balance of $41,710,000, which compares to a working capital deficit of $4,601,000 and a cash balance of $30,161,000 as of December 31, 1994. During the first six months of 1995, the Company used net cash from operations of $3,762,000, which includes merger costs of $25,073,000, and received net cash from financing activities of $61,341,000. These funds were used primarily to fund investments in other businesses of $8,722,000 and for capital expenditures of $38,689,000.

    The Company's capital expenditure and working capital requirements have increased reflecting the Company's business strategy of growth through acquisitions and development projects. The Company's budgeted cash requirements for the remainder of 1995 include estimated capital expenditures of approximately $45,000,000. The Company intends to finance the remainder of its 1995 capital requirements through internally generated cash flow and amounts available under its revolving credit facility.

    In connection with the merger of Chambers on June 30, 1995, the Company entered into a $550,000,000 financing agreement consisting of a $300,000,000 five-year revolving credit facility and a $250,000,000 term loan facility. On that date, the Company arranged to borrow $370,000,000, the proceeds of which were used to refinance the Company's existing revolving credit facility, the 11.45% and 11.95% Senior Notes of Chambers, and to finance the Chambers' shareholder litigation settlements of $75,900,000 and certain other merger related costs. Borrowings under this agreement bear interest based on the Eurodollar Rate or prime, plus a spread. Subsequent to June 30, 1995, the Company entered into a three-year interest rate swap agreement whereby it established a fixed minimum interest rate of 7.65% on $125,000,000 of the facility.

    The Company's business plan is to grow through acquisitions as well as development projects. The Company has issued equity securities in business acquisitions where appropriate and expects to do so in the future. Furthermore, the Company's future growth will depend greatly upon its ability to raise additional capital. Management believes that it can arrange the necessary financing required to accomplish its business plan; however, to the extent the Company is not successful in its future financing strategies the Company's growth could be limited.

    The Company regularly engages in discussions relating to potential acquisitions and has identified several possible acquisition opportunities, and may announce acquisitions transactions at any time. Since June 30, 1995, the Company has announced that it has consummated several acquisitions of businesses and entered into agreements in principle to acquire three more. These acquisitions are expected to add in excess of $30,000,000 of equity to the Company through the issuance of the Company's common stock.


SEASONALITY

     Because the volumes of certain types of waste, such as yard clippings and construction debris, tend to be higher in the spring and summer, the Company experiences seasonal variations in its revenue. As a result, during spring and summer, the Company's revenues tend to be higher than its revenues in fall and winter.

PART II.     OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS


Chambers Development Company, Inc. ("Chambers")

   Chambers Shareholders Litigation. Between March 18, 1992 and May 7, 1992, various Chambers shareholders filed 23 actions in the United States District Court for the Western District of Pennsylvania asserting federal securities fraud claims and pendent state claims against Chambers, certain of its officers and directors, its former auditors, and the underwriters of its securities (the "Federal Class Action"). The significant part of these actions, as amended and consolidated under the caption In Re: Chambers Development Company, Inc. Shareholders Litigation, Civil Action No. 92- 0679, was the allegation that the decrease in Chambers' stock price during the period from Chambers' announcement on March 17, 1992, of a change in accounting method relating to capitalization of certain costs and expenses through its announcement on October 20, 1992, of a $362 million reduction in retained earnings as of December 31, 1991, as compared to the amount previously reported, and a restatement of its 1990 and 1989 consolidated financial statements, was caused by Chambers' misrepresentation of its earnings and financial condition. One of the original 23 complaints, Yeager v. Rangos, et al., No. 92-1081, also asserted derivative claims on behalf of Chambers for breach of fiduciary duty against certain of its officers and directors and for negligence against its former auditors (the "Federal Derivative Action").

   In addition, three parallel lawsuits were filed in state courts. Two derivative actions, asserting waste and mismanagement claims on behalf of Chambers against certain of its officers and directors, were filed in the Delaware Court of Chancery for New Castle County (the "Delaware Derivative Actions") under the caption In Re: Chambers Development Company, Inc. Shareholders Litigation, Consolidated C.A. No. 12508. One purported class action, alleging state securities law and common law claims, was filed in the Court of Common Pleas of Allegheny County, Commonwealth of Pennsylvania, under the caption Integrated Investments, Inc. et al. v. Chambers Development Company, Inc., et al., No. G.D. 92-7036 (the "State Class Action" and, together with the Federal Class Action, the "Class Actions").

   On March 5, 1993, another state court derivative action was filed in the Court of Common Pleas in Allegheny County, Pennsylvania, under the caption Balaban v. Rangos, et al. (the "Pennsylvania Derivative Action" and, together with the Federal and Delaware Derivative Actions, the "Derivative Actions"). This action asserted derivative claims on behalf of Chambers similar in nature to those asserted in the Federal and Delaware Derivative Actions.

   On November 18, 1994, Chambers and shareholder representatives executed memoranda of understanding with respect to the settlement and dismissal of the Class Actions and Derivative Actions. On February 24, 1995, representatives of the plaintiffs in the Federal Class Action, representatives of the plaintiffs in the Federal Derivative Action, Chambers and certain individual defendants entered into a Class Action Stipulation and Agreement of Compromise and Settlement (the "Class Action Settlement Agreement") and a Derivative Action Stipulation and Agreement of Compromise and Settlement (the "Derivative Action Settlement Agreement" and, together with the Class Action Settlement Agreement, the "Settlement Agreements"), which are the definitive settlement documents for the Class Actions and the Derivative Actions.

   The Class Action Settlement Agreement provided that the sum of $8 million would be paid by Chambers' directors and officers liability insurance carrier and the sum of $70 million would be paid by Chambers in two installments following final court approval of the settlement. The total settlement payment was subject to adjustment upon consummation of the merger of Chambers with the Company or a comparable transaction by a base increase of $5,000,000, adjusted upward or downward by an amount equal to $16,000 for each penny above or below $4.50 of consideration received by Chambers stockholders per share of Chambers Common

Stock. The amount, if any, by which such adjustment exceeded $5.6 million was to be paid by John G. Rangos, Sr., Chairman and Chief Executive Officer of Chambers.

   The Derivative Action Settlement Agreement provided that the consideration from the defendants to Chambers would include (i) payment of the sum of $2 million from Chambers' directors and officers liability insurance carrier; (ii) the continued implementation by Chambers, for a period of at least two years after the effective date of the settlement, of certain corporate governance measures; and (iii) the contribution to Chambers by Synergy Associates of the headquarters property currently leased to Chambers by Synergy Associates.

   In addition, in order for the settlements to be effective, certain related actions, as described in the Settlement Agreements, were required to be dismissed with prejudice, including the State Class Action and the Delaware and Pennsylvania Derivative Actions. These related actions do not include the cases captioned Option Resource Group, et al. v. Chambers Development Company, et al., and Southeast Investments v. Chambers Development Co., et al.

   The terms of settlement also included a right to terminate the settlements based on appeals or opt-outs with respect to the Class Action.

   After the Company entered into the Settlement Agreements, the class and derivative plaintiffs entered into settlements with Grant Thornton, which previously served as Chambers' accountants. Chambers then entered into an agreement with the class plaintiffs to settle their claims against a group of underwriters of certain of Chambers' securities offerings. Chambers agreed to pay $300,000 to the class plaintiffs to resolve these claims for which the underwriters sought indemnity from Chambers.

   On March 22, 1995, the court granted preliminary approval of the settlements and the distribution of notices to Chambers' stockholders and the plaintiff class members regarding the settlements. A hearing upon the fairness, reasonableness and adequacy of the proposed settlements was held on May 19, 1995, and on May 30, 1995, the court issued a Memorandum Opinion, a Final Judgment and an Order of Dismissal as to All Defendants in the Federal Class Action, and a Final Order and Judgment in the Federal Derivative Action approving the settlements. Subsequently, the Delaware Derivative Action, the State Class Action, and the Pennsylvania Derivative Action were dismissed with prejudice.

   In connection with the Federal Class Action, certain potential class members, requested exclusion from the Class Action Settlement Agreement. These potential class members have asserted that they have incurred losses attributable to shares purchased during the class period and certain additional losses by reason of alleged management misstatements during and after the class period. On August 14, 1995, the Company learned that a complaint was filed on August 9, 1995, in the United States District Court for the Southern District of New York by Frederick A. Moran and certain other related former shareholders of Chambers who had previously requested exclusion from the Federal Class Action Settlement Agreement, against Chambers and the other defendants in the Federal Class Action. However, the Company has not been served with such complaint. The Company intends to vigorously defend this complaint. Management of the Company believes that ultimate resolution of such complaint would not have a material adverse effect on the Company's financial position and results of operation of the Company.

   On July 3, 1995, the Company, on behalf of Chambers, paid the initial $25,000,000 installment of the settlement and on July 11, 1995, the Company, on behalf of Chambers, paid the balance of $50,900,000.

   Securities and Exchange Commission Investigation. Shortly after Chambers' announcement on March 17, 1992, of a change in accounting policies concerning capitalization, the Securities and Exchange Commission (the "Commission") initiated an informal investigation with respect to Chambers' accounting method and the accuracy of its financial statements and into the possibility that persons or entities had traded in Chambers' securities on the basis of inside information prior to the announcement. On September 30, 1992, a formal order of investigation was issued by the Commission with respect to potential violations by Chambers and others of sections 10(b), 13(a) and (b) of the Exchange Act of 1934 (the "Exchange Act") and various rules promulgated thereunder. On May 9, 1995, the Commission filed a complaint against Chambers in the United States District Court for the Western District of Pennsylvania alleging that Chambers violated the antifraud provisions of the Securities Act of 1933 (the "Securities Act") and the antifraud, reporting, internal controls and recordkeeping provisions of the Exchange Act by issuing false and misleading earnings announcements from 1989 through March 1992 and including false and misleading financial statement sin its reports on Forms 10-K and 10-Q and its registration statements filed from 1989 through November 1991.
Chambers simultaneously consented, without admitting or denying the Commission's allegations, to the entry of an order enjoining it from violating certain provisions of the Securities Act and the Exchange Act and requiring it to pay a civil penalty of $500,000.

   The Commission also instituted administrative proceedings under Section 21C of the Exchange Act against four present and former officers of Chambers, including John G. Rangos, Sr., Chairman and Chief Executive Officer of Chambers, two of Chambers' former corporate controllers and a former chief financial officer of Chambers. The Commission found, among other things, that John G. Rangos, Sr. and one of the former corporate controllers each were a cause of Chambers' violations of the reporting, internal controls and recordkeeping provisions of the Exchange Act. Each of these four persons consented to the issuance of a cease and desist order without admitting or denying the Commission's findings.

   Merger Litigation. Following the announcement of the proposed merger of Chambers with the Company, three actions were filed in the Court of Chancery of the State of Delaware in New Castle County against Chambers, its officers and directors, and the Company. These cases were Smith v. Rangos et al., C.A. No. 13906; Krim v. Rangos et al., C.A. No. 13985; and Adams v. Rangos et al., C.A. No. 13909. A consolidation order was entered on March 1, 1995, and the cases were consolidated under the caption In Re Chambers Development Company, Inc. Shareholders Litigation, Consolidated C.A. No. 13906. The consolidated case was brought as a purported class action on behalf of the plaintiff and all similarly situated Chambers security holders. The complaint alleges that the individual defendants, inter alia, engaged in unfair dealing to the detriment of the class, the merger is grossly unfair to the members of the class, the members of the class would be irreparably damaged if the merger were to be consummated, and the defendants' conduct constituted a breach of fiduciary and other common law duties allegedly owed to the putative class. The complaint seeks a declaration that the merger agreement was the result of a breach of fiduciary duty by the individual defendants, aided and abetted by the Company, and is thus unlawful and unenforceable; an injunction to enjoin defendants from proceeding with the merger; an injunction to enjoin defendants from consummating any merger or combination with a third party absent procedures or processes such as an auction; an order invalidating certain proxy arrangements; and an order awarding plaintiff and the class members damages, costs and disbursements, including reasonable attorneys' fees and experts' fees. The Company, Chambers, and the individual defendants filed answers denying the charges and intend to contest such charges. Counsel for the parties have engaged in settlement discussions and entered into a Stipulation of Settlement, which was filed on June 30, 1995. Based on such settlement, the Company consummated the merger with Chambers. The Company anticipates that the settlement will be approved by the class and the Court in September 1995.





ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of Shareholders of USA Waste Services, Inc. was held on June 27, 1995. The following seven matters were voted on and approved at such meeting:

   (1) The approval and adoption of the Amended and Restated Agreement and Plan of Merger dated as of November 28, 1994.

                          Votes cast for          15,714,194
                          Votes cast against         100,076
                          Votes withheld                   0
                          Abstentions                403,193
                          Broker non-votes         3,334,058

(2) The election of nine members to the Board of Directors of the Company.


                                        Donald F. Moorehead, Jr.              John E. Drury                  Earl E. DeFrates
                                        -----------------------               -------------                  ----------------
      Votes cast for                                 19,383,567                  19,376,986                        19,383,567
      Votes cast against                                      0                           0                                 0
      Votes withheld                                    167,954                     174,535                           167,954
      Abstentions                                             0                           0                                 0
      Broker non-votes                                        0                           0                                 0

                                                Robert A. Mosley             George L. Ball            David Sutherland-Yoest
                                                ----------------             --------------            ----------------------
      Votes cast for                                 19,381,867                  19,374,686                        19,374,986
      Votes cast against                                      0                           0                                 0
      Votes withheld                                    169,654                           0                           176,535
      Abstentions                                             0                     176,835                                 0
      Broker non-votes                                        0                           0                                 0


                                                John D. Spellman           Gene A. Meredith               Richard D. Heckmann
                                                ----------------           ----------------               -------------------
      Votes cast for                                 19,373,086                  19,373,286                        19,373,786
      Votes cast against                                      0                           0                                 0
      Votes withheld                                    178,435                     178,235                           177,735
      Abstentions                                             0                           0                                 0
      Broker non-votes                                        0                           0                                 0





(3) Approval and Adoption of  Changing the Domicile of the Company to Delaware.

               Votes cast for          15,411,769
               Votes cast against         200,653
               Votes withheld                   0
               Abstentions                603,242
               Broker non-votes         3,335,858

(4) To amend the Certificate of Incorporation to provide for a classified Board of Directors.

               Votes cast for          12,513,726
               Votes cast against       3,162,632
               Votes withheld                   0
               Abstentions                539,306
               Broker non-votes         3,335,858

(5) To amend the Certificate of Incorporation to increase the authorized shares of USA Waste Common Stock.

               Votes cast for          15,360,824
               Votes cast against         321,700
               Votes withheld                   0
               Abstentions                533,140
               Broker non-votes         3,335,858


(6) To amend the USA Waste 1993 Stock Incentive Plan.

               Votes cast for          15,272,742
               Votes cast against         305,768
               Votes withheld                   0
               Abstentions                637,153
               Broker non-votes         3,335,858


(7) Ratification of the appointment of Coopers & Lybrand as independent auditors for the fiscal year eDecember 31, 1995

               Votes cast for          19,501,277
               Votes cast against          14,162
               Votes withheld                   0
               Abstentions                 36,082
               Broker non-votes                 0

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


   (a) Exhibits.

   3.1    -    Restated Certificate of Incorporation [Incorporated by Reference to Exhibit 3.1 of the Registrant's
               Registration Statement on Form S-4, File No. 33-60103].

   3.2    -    Bylaws [Incorporated by Reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-4,
               File No. 33-60103].

   4.1    -    Indenture dated September 25, 1992, between the Registrant and The First National Bank of Boston, as
               Trustee, with respect to the Registrant's 8 1/2% Convertible Subordinated Debentures Due 2002
               [Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1, File
               No. 33-50918].

   4.2    -    Specimen Stock Certificate [Incorporated by reference to Exhibit 4.3 of the Registrant's Registration
               Statement on Form S-3, File No. 33-76224].

   10.1   -    1990 Stock Option Plan [Incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1990].

   10.2   -    1993 Stock Incentive Plan [Incorporated by reference to Exhibit 4.4 of the Registrants Registration
               Statement on Form S-8, File No. 33-72436].

   10.3   -    Envirofil, Inc. 1993 Stock Incentive Plan [Incorporated by reference to Exhibit 10.3 of the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1994].

   10.4    -   Asset Purchase Agreement dated August 12, 1993, between Chambers of Indiana, Inc. and USA Waste of
               Indiana, Inc. [Incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated
               September 30, 1993].

   10.5    -   Stock Purchase Agreement dated August 12, 1993, between Chambers Development Company, Inc. and USA Waste of Indiana, Inc. [Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K
               dated September 30, 1993].

   10.6    -   Agreement of Merger dated as of September 29, 1993, among USA Waste Services, Inc., USA Acquisition Co.,
               Soil Remediation of Philadelphia, Inc., and Louis D. Paolino, Jr. [Incorporated by reference to Exhibit
               2.3 to Registrant's Current Report on Form 8-K dated September 30, 1993].

   10.7    -   Agreement and Plan of Reorganization dated as of March 17, 1993, as amended on March 25, 1993, March 31,
               1993, and August 20, 1993, between Envirofil, Inc. and Environmental Waste of America, Inc. [Incorporated
               by reference to Exhibit (c)(i) to Envirofil's Current Report on Form 8-K filed on November 16, 1993, as amended by a Current Report in Form 8-K/A filed on January 18, 1994].

   10.8    -   Stock Purchase Agreement dated March 15, 1993, between Environmental Waste of America, Inc. and Donald G.
               Lindgren, as amended and assigned to Envirofil, Inc. as of November 5, 1993. [Incorporated by reference to Exhibit (c)(i) to Envirofil's Current Report on Form 8-K filed on November 16, 1993, as amended by a
               Current Report in Form 8-K/A filed on January 18, 1994].

   10.9    -   Stock Purchase Agreement dated March 19, 1993, among Envirofil, Inc., Meadowbrook Carting Co., Inc., and certain shareholders of Meadowbrook Carting Co., Inc. [Incorporated by reference to Exhibit (c)(ii) to
               Envirofil's Current Report on Form 8-K filed February 28, 1994, as amended by Current Report on Form 8-
               K/A filed on May 11, 1994].

   10.10   -   Stock Purchase Agreement dated March 19, 1993, among Envirofil, Inc., Mid-Jersey Disposal, Co., Inc., and certain shareholders of Mid-Jersey Disposal Co., Inc. [Incorporated by reference to Exhibit (c)(ii) to
               Envirofil's Current Report on Form 8-K filed February 28, 1994, as amended by Current Report on Form 8-
               K/A filed on May 11, 1994].

   10.11   -   Stock Purchase Agreement dated March 19, 1993, among Envirofil, Inc., Quality Recycling Co., Inc., and certain shareholders of Quality Recycling Co., Inc. [Incorporated by reference to Exhibit (c)(iii) to
               Envirofil's Current Report on Form 8-K filed February 28, 1994, as amended by Current Report on Form 8-
               K/A filed on May 11, 1994].

   10.12   -   Stock Purchase Agreement dated March 19, 1993, among Envirofil, Inc., Forcees, Inc., and certain shareholders of Forcees., Inc. [Incorporated by reference to Exhibit (c)(iv) to Envirofil's Current
               Report on Form 8-K filed February 28, 1994, as amended by Current Report on Form 8-K/A filed on May 11,
               1994].

   10.13   -   Amended and Restated Plan and Agreement of Reorganization dated March 29, 1994, among the Registrant,
               Envirofil Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, and Envirofil, Inc., a Delaware corporation [Incorporated by reference to Exhibit 2.1 to the Registrant's
               Registration Statement on Form S-4 (File No. 33-77110].

   10.14   -   Amended and Restated Agreement and Plan of Merger dated as of November 28, 1994, among the Registrant,
               Chambers Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, and Chambers Development Company, Inc., a Delaware corporation [Incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4, File No. 33-59259].

   10.15   -   Form of Employment Agreement between the Registrant and each of John E. Drury, Donald F. Moorehead, Jr.,
               David Sutherland-Yoest, and Charles A. Wilcox [Incorporated by reference to Exhibit 10.18 of the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

   10.16   -   Employment Agreement between the Registrant and Earl E. DeFrates [Incorporated by reference to Exhibit
               10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

   10.17  -    Employment Agreement between the Registrant and Gregory T. Sangalis [Incorporated by reference to Exhibit
               10.17 to the Registrant's Registration Statement on Form S-4, File No. 33-59259].

   10.18   -   Amendment to Amended and Restated Agreement and Plan of Merger dated June 27, 1995, among the Registrant,
               Chambers Acquisition Corporation, and Chambers Development Company, Inc. [Incorporated by reference to
               Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated June 30, 1995].

   10.19   -   Revolving Credit and Term Loan Agreement dated as of June 30, 1995, among the Registrant, its subsidiaries, The First National Bank of Boston, Bank of America Illinois, J.P. Morgan Securities Inc.,
               an Morgan Guaranty Trust Company of New York.

   27.1    -   Financial Data Schedule.




(b)     Reports of Form 8-K.

      The Company filed a Current Report on Form 8-K dated June 30, 1995. Such Current Report reported on Item 1. Changes in Control of Registrant, Item 2. Acquisition or Disposition of Assets, and Item 7. Financial Statements and Exhibits. The financial statements filed included Supplemental Consolidated Financial Statements of the Company at December 31, 1994, and for the three years ended December 31, 1994, and Supplemental Condensed Consolidated Financial Statements at March 31, 1995, and for the three months ended March 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            USA WASTE SERVICES, INC.
                                            Registrant




  August 14 1994                       BY:      s/ Earl E. DeFrates
---------------------                       ---------------------------
Date                                        Earl E. DeFrates,
                                            Executive Vice President,
                                            Chief Financial Officer


  August 14 1994                       BY:      s/ Bruce E. Snyder
---------------------                       ---------------------------
Date                                        Bruce E. Snyder,
                                            Vice President - Controller
                                            Chief Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
   3.1    -    Restated Certificate of Incorporation [Incorporated by Reference to Exhibit 3.1 of the Registrant's
               Registration Statement on Form S-4, File No. 33-60103].

   3.2    -    Bylaws [Incorporated by Reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-4,
               File No. 33-60103].

   4.1    -    Indenture dated September 25, 1992, between the Registrant and The First National Bank of Boston, as
               Trustee, with respect to the Registrant's 8 1/2% Convertible Subordinated Debentures Due 2002
               [Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1, File
               No. 33-50918].

   4.2    -    Specimen Stock Certificate [Incorporated by reference to Exhibit 4.3 of the Registrant's Registration
               Statement on Form S-3, File No. 33-76224].

   10.1   -    1990 Stock Option Plan [Incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1990].

   10.2   -    1993 Stock Incentive Plan [Incorporated by reference to Exhibit 4.4 of the Registrants Registration
               Statement on Form S-8, File No. 33-72436].

   10.3   -    Envirofil, Inc. 1993 Stock Incentive Plan [Incorporated by reference to Exhibit 10.3 of the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1994].

   10.4    -   Asset Purchase Agreement dated August 12, 1993, between Chambers of Indiana, Inc. and USA Waste of
               Indiana, Inc. [Incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated
               September 30, 1993].

   10.5    -   Stock Purchase Agreement dated August 12, 1993, between Chambers Development Company, Inc. and USA Waste of Indiana, Inc. [Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K
               dated September 30, 1993].

   10.6    -   Agreement of Merger dated as of September 29, 1993, among USA Waste Services, Inc., USA Acquisition Co.,
               Soil Remediation of Philadelphia, Inc., and Louis D. Paolino, Jr. [Incorporated by reference to Exhibit
               2.3 to Registrant's Current Report on Form 8-K dated September 30, 1993].

   10.7    -   Agreement and Plan of Reorganization dated as of March 17, 1993, as amended on March 25, 1993, March 31,
               1993, and August 20, 1993, between Envirofil, Inc. and Environmental Waste of America, Inc. [Incorporated
               by reference to Exhibit (c)(i) to Envirofil's Current Report on Form 8-K filed on November 16, 1993, as amended by a Current Report in Form 8-K/A filed on January 18, 1994].

   10.8    -   Stock Purchase Agreement dated March 15, 1993, between Environmental Waste of America, Inc. and Donald G.
               Lindgren, as amended and assigned to Envirofil, Inc. as of November 5, 1993. [Incorporated by reference to Exhibit (c)(i) to Envirofil's Current Report on Form 8-K filed on November 16, 1993, as amended by a
               Current Report in Form 8-K/A filed on January 18, 1994].

   10.9    -   Stock Purchase Agreement dated March 19, 1993, among Envirofil, Inc., Meadowbrook Carting Co., Inc., and certain shareholders of Meadowbrook Carting Co., Inc. [Incorporated by reference to Exhibit (c)(ii) to
               Envirofil's Current Report on Form 8-K filed February 28, 1994, as amended by Current Report on Form 8-
               K/A filed on May 11, 1994].

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
   10.10   -   Stock Purchase Agreement dated March 19, 1993, among Envirofil, Inc., Mid-Jersey Disposal, Co., Inc., and certain shareholders of Mid-Jersey Disposal Co., Inc. [Incorporated by reference to Exhibit (c)(ii) to
               Envirofil's Current Report on Form 8-K filed February 28, 1994, as amended by Current Report on Form 8-
               K/A filed on May 11, 1994].

   10.11   -   Stock Purchase Agreement dated March 19, 1993, among Envirofil, Inc., Quality Recycling Co., Inc., and certain shareholders of Quality Recycling Co., Inc. [Incorporated by reference to Exhibit (c)(iii) to
               Envirofil's Current Report on Form 8-K filed February 28, 1994, as amended by Current Report on Form 8-
               K/A filed on May 11, 1994].

   10.12   -   Stock Purchase Agreement dated March 19, 1993, among Envirofil, Inc., Forcees, Inc., and certain shareholders of Forcees., Inc. [Incorporated by reference to Exhibit (c)(iv) to Envirofil's Current
               Report on Form 8-K filed February 28, 1994, as amended by Current Report on Form 8-K/A filed on May 11,
               1994].

   10.13   -   Amended and Restated Plan and Agreement of Reorganization dated March 29, 1994, among the Registrant,
               Envirofil Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, and Envirofil, Inc., a Delaware corporation [Incorporated by reference to Exhibit 2.1 to the Registrant's
               Registration Statement on Form S-4 (File No. 33-77110].

   10.14   -   Amended and Restated Agreement and Plan of Merger dated as of November 28, 1994, among the Registrant,
               Chambers Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, and Chambers Development Company, Inc., a Delaware corporation [Incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4, File No. 33-59259].

   10.15   -   Form of Employment Agreement between the Registrant and each of John E. Drury, Donald F. Moorehead, Jr.,
               David Sutherland-Yoest, and Charles A. Wilcox [Incorporated by reference to Exhibit 10.18 of the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

   10.16   -   Employment Agreement between the Registrant and Earl E. DeFrates [Incorporated by reference to Exhibit
               10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

   10.17  -    Employment Agreement between the Registrant and Gregory T. Sangalis [Incorporated by reference to Exhibit
               10.17 to the Registrant's Registration Statement on Form S-4, File No. 33-59259].

   10.18   -   Amendment to Amended and Restated Agreement and Plan of Merger dated June 27, 1995, among the Registrant,
               Chambers Acquisition Corporation, and Chambers Development Company, Inc. [Incorporated by reference to
               Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated June 30, 1995].

   10.19   -   Revolving Credit and Term Loan Agreement dated as of June 30, 1995, among the Registrant, its subsidiaries, The First National Bank of Boston, Bank of America Illinois, J.P. Morgan Securities Inc.,
               an Morgan Guaranty Trust Company of New York.

   27.1    -   Financial Data Schedule.
