Form 10-Q/A
period 1995-06-30
USA WASTE SERVICES INC
filed 1995-09-29
CIK 823768

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q/A


                               (Amendment No. 1)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1995

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___ to ___

Commission File Number: 1-12154

                                _____________

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

                                  ____________

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

              Common Stock    $.01 par value    52,291,638 shares

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         3.1  -   Restated Certificate of Incorporation [Incorporated by
                  Reference to Exhibit 3.1 of the Registrant's Registration
                  Statement on Form S-4, File No. 33-60103].

         3.2  -   Bylaws [Incorporated by Reference to Exhibit 3.2 of the
                  Registrant's Registration Statement on Form S- 4, File No.
                  33-60103].

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

         4.2 -    Specimen Stock Certificate [Incorporated by reference to
                  Exhibit 4.3 of the Registrant's Registration Statement on Form S-3, File No. 33-76224].


        *4.3 - Agreement by Registrant to file agreements omitted pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).


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

         10.6 - Agreement of Merger dated as of September 29, 1993, among USA Waste Services, Inc., USA Acquisition Co., Soil Remediation of Philadelphia, Inc. and Louis D. Paolino, Jr. [Incorporated by reference to Exhibit 2.3 to Registrant's Current Report on Form 8-K dated September 30, 1993].

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

         10.10- Stock Purchase Agreement dated March 19, 1993, among Envirofil, Inc., Mid-Jersey Disposal, Co., Inc., and certain shareholders of Mid-Jersey Disposal Co., Inc. [Incorporated by reference to Exhibit (c)(ii) to Envirofil's Current Report on Form 8-K filed February 28, 1994, as amended by Current Report on Form 8-K/A filed on May 11, 1994].

         10.11- Stock Purchase Agreement dated March 19, 1993, among Envirofil, Inc., Quality Recycling Co, Inc., and certain shareholders of Quality Recycling Co., Inc. [Incorporated by reference to Exhibit (c)(iii) to Envirofil's Current Report on Form 8-K filed February 28, 1994, as amended by Current Report on Form 8-K/A filed on May 11, 1994].

         10.12- Stock Purchase Agreement dated March 19, 1993, among Envirofil, Inc., Forcees, Inc., and certain shareholders of Forcees, Inc. [Incorporated by reference to Exhibit (c)(iv) to Envirofil's Current Report on Form 8-K filed February 28, 1994, as amended by Current Report on Form 8-K/A filed on May 11, 1994].

         10.13- Amended and Restated Plan and Agreement of Reorganization dated March 29, 1994, among the Registrant, Envirofil Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, and Envirofil, Inc., a Delaware corporation [Incorporated by reference to Exhibit
                  2.1 to the Registrant's Statement on Form S-4 (File No. 33-77110].

         10.14- Amended and Restated Agreement and Plan of Merger dated as of November 28, 1994, among the Registrant, Chambers Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, and Chambers Development Company, Inc., a Delaware corporation [Incorporated by reference to Exhibit 2.1 of the Registrant's Statement on Form S-4 (File No. 33-59259].

         10.15- Form of Employment Agreement between the Registrant and each of John E. Drury, Donald F. Moorehead, Jr., David Sutherland-Yoest, and Charles A. Wilcox [Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

         10.16- Employment Agreement between the Registrant and Earl E. DeFrates [Incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

         10.17- Employment Agreement between the Registrant and Gregory T. Sangalis [Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4, File No. 33-59259].

         10.18- Amendment to Amended and Restated Agreement and Plan of Merger dated June 27, 1995, among the Registrant, Chambers Acquisition Corporation, and Chambers Development Company, Inc. [Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated June 30, 1995].

         10.19- Revolving Credit and Term Loan Agreement dated as of June 30, 1995, among the Registrant, its subsidiaries, The First National Bank of Boston, Bank of America Illinois, J.P. Morgan Securities Inc., and Morgan Guaranty Trust Company of New York.


*        10.20-   Shareholders Agreement dated June 25, 1995, among USA Waste
                  Services, Inc., Donald F. Moorehead, Jr., John E. Drury, John
                  G. Rangos, Sr., John G. Rangos, Jr., Alexander W. Rangos, and
                  John Rangos Development Corporation, inc.



*        10.21-   Consulting and Non-Compete Agreement dated June 25, 1995,
                  between the Registrant and John G. Rangos, Sr.



*        10.22-   Employment Agreement dated June 25, 1995, between the
                  Registrant and Alexander W. Rangos.


         27.1 -   Financial Data Schedule.
___________________________
*        Filed herewith.


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



                                     USA WASTE SERVICES, INC.
                                     Registrant


September 29, 1995                   By: /s/ EARL E. DEFRATES
                                        ----------------------------
                                        Earl E. DeFrates,
                                        Executive Vice President
                                        Chief Financial Officer


September 29, 1995                   By: /s/ BRUCE E. SNYDER
                                        ----------------------------
                                        Bruce E. Snyder,
                                        Vice President - Controller,
                                        Chief Accounting Officer

                                EXHIBIT INDEX


      EXHIBIT
      NUMBER                 DESCRIPTION
      -------                -----------
         3.1  -   Restated Certificate of Incorporation [Incorporated by
                  Reference to Exhibit 3.1 of the Registrant's Registration
                  Statement on Form S-4, File No. 33-60103].

         3.2  -   Bylaws [Incorporated by Reference to Exhibit 3.2 of the
                  Registrant's Registration Statement on Form S- 4, File No.
                  33-60103].

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

         4.2 -    Specimen Stock Certificate [Incorporated by reference to
                  Exhibit 4.3 of the Registrant's Registration Statement on
                  Form S-3, File No. 33-76224].

        *4.3 - Agreement by Registrant to file agreements omitted pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

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

         10.6 -   Agreement of Merger dated as of September 29, 1993, among USA
                  Waste Services, Inc., USA Acquisition Co., Soil Remediation of Philadelphia, Inc. and Louis D. Paolino, Jr. [Incorporated by reference to Exhibit 2.3 to Registrant's Current Report on Form 8-K dated September 30, 1993].

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

         10.9 -   Stock Purchase Agreement dated March 19, 1993, among
                  Envirofil, Inc., Meadowbrook Carting Co., Inc., and certain shareholders of Meadowbrook Carting Co., Inc. [Incorporated by reference to Exhibit (c)(ii) to Envirofil's Current Report on Form 8-K filed February 28, 1994, as amended by Current
                  Report on Form 8-K/A filed on May 11, 1994].

         10.10-   Stock Purchase Agreement dated March 19, 1993, among
                  Envirofil, Inc., Mid-Jersey Disposal, Co., Inc., and certain shareholders of Mid-Jersey Disposal Co., Inc. [Incorporated by reference to Exhibit (c)(ii) to Envirofil's Current Report on Form 8-K filed February 28, 1994, as amended by Current
                  Report on Form 8-K/A filed on May 11, 1994].

         10.11-   Stock Purchase Agreement dated March 19, 1993, among
                  Envirofil, Inc., Quality Recycling Co, Inc., and certain shareholders of Quality Recycling Co., Inc. [Incorporated by reference to Exhibit (c)(iii) to Envirofil's Current Report on Form 8-K filed February 28, 1994, as amended by Current
                  Report on Form 8-K/A filed on May 11, 1994].

         10.12-   Stock Purchase Agreement dated March 19, 1993, among
                  Envirofil, Inc., Forcees, Inc., and certain shareholders of Forcees, Inc. [Incorporated by reference to Exhibit (c)(iv) to Envirofil's Current Report on Form 8-K filed February 28,
                  1994, as amended by Current Report on Form 8-K/A filed on May
                  11, 1994].

         10.13- Amended and Restated Plan and Agreement of Reorganization dated March 29, 1994, among the Registrant, Envirofil
                  Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, and Envirofil, Inc., a Delaware corporation [Incorporated by reference to Exhibit
                  2.1 to the Registrant's Statement on Form S-4 (File No.
                  33-77110].

         10.14- Amended and Restated Agreement and Plan of Merger dated as of November 28, 1994, among the Registrant, Chambers Acquisition
                  Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, and Chambers Development
                  Company, Inc., a Delaware corporation [Incorporated by reference to Exhibit 2.1 of the Registrant's Statement on Form S-4 (File No. 33-59259].

         10.15- Form of Employment Agreement between the Registrant and each of John E. Drury, Donald F. Moorehead, Jr., David
                  Sutherland-Yoest, and Charles A. Wilcox [Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

         10.16-   Employment Agreement between the Registrant and Earl E.
                  DeFrates [Incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994].

         10.17-   Employment Agreement between the Registrant and Gregory T.
                  Sangalis [Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4, File No.
                  33-59259].

         10.18-   Amendment to Amended and Restated Agreement and Plan of
                  Merger dated June 27, 1995, among the Registrant, Chambers
                  Acquisition Corporation, and Chambers Development Company,
                  Inc. [Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated June 30, 1995].

         10.19-   Revolving Credit and Term Loan Agreement dated as of June 30,
                  1995, among the Registrant, its subsidiaries, The First
                  National Bank of Boston, Bank of America Illinois, J.P.
                  Morgan Securities Inc., and Morgan Guaranty Trust Company of
                  New York.

*        10.20-   Shareholders Agreement dated June 25, 1995, among USA Waste
                  Services, Inc., Donald F. Moorehead, Jr., John E. Drury, John
                  G. Rangos, Sr., John G. Rangos, Jr., Alexander W. Rangos, and
                  John Rangos Development Corporation, inc.

*        10.21-   Consulting and Non-Compete Agreement dated June 25, 1995,
                  between the Registrant and John G. Rangos, Sr.

*        10.22-   Employment Agreement dated June 25, 1995, between the
                  Registrant and Alexander W. Rangos.

         27.1 -   Financial Data Schedule.

___________________________
*        Filed herewith.