Form 10-Q
period 1995-09-30
USA WASTE SERVICES INC
filed 1995-11-14
CIK 823768

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 1995
                                        ------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO
                                        -------------    ---------------

COMMISSION FILE NUMBER:  1-12154

                            ____________________


                            USA WASTE SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                        73-1309529
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                                5400 LBJ FREEWAY
                             SUITE 300 - TOWER ONE
                             DALLAS, TEXAS   75240
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

                          YES   X            NO
                              -----             -----

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF NOVEMBER 10, 1995:

        COMMON STOCK          $.01 PAR VALUE         60,659,184  SHARES
                                                     ==========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                          USA WASTE SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share Amounts)
                                 (Unaudited)

                                                                   September 30,          December 31,
                                                                        1995                  1994
                                                                   -------------          ------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $ 11,985              $  30,161
  Accounts receivable, net                                            62,777                 48,765
  Notes and other receivables                                          7,951                 19,245
  Prepaid expenses and other                                          21,523                 20,945
                                                                   ---------              ---------
     Total current assets                                            104,236                119,116

Notes and other receivables                                            9,070                  7,621
Property and equipment, net                                          564,355                523,557
Excess of cost over net assets of acquired
  businesses, net                                                     92,010                 69,164
Other intangible assets, net                                          25,921                 24,252
Other assets                                                          41,289                 41,906
                                                                   ---------              ---------
   Total assets                                                    $ 836,881              $ 785,616
                                                                   =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                          $ 53,061              $  60,258
  Accrued shareholder litigation                                        -                    10,000
  Deferred revenues                                                    7,730                  6,664
  Current maturities of long-term debt                                36,744                 46,795
                                                                   ---------              ---------
   Total current liabilities                                          97,535                123,717

Long-term debt                                                       488,665                363,919
Accrued shareholder litigation settlement                               -                    75,300
Closure, post-closure, and other liabilities                          59,529                 58,331
                                                                   ---------              ---------
   Total liabilities                                                 645,729                621,267
                                                                   ---------              ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value;
    10,000,000 shares authorized;
    none issued                                                         -                      -
  Common stock, $.01 par value;
    150,000,000 shares authorized;
    53,848,250 and 50,557,574 shares issued, respectively                539                    505
  Additional paid-in capital                                         555,555                520,031
  Accumulated deficit                                               (362,981)              (354,226)
  Less treasury stock at cost, 149,285 shares                         (1,961)                (1,961)
                                                                   ---------              ---------
     Total stockholders' equity                                      191,152                164,349
                                                                   ---------              ---------
     Total liabilities and stockholders' equity                    $ 836,881              $ 785,616
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

                            USA WASTE SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                           Three months ended               Nine months ended
                                                              September 30,                    September 30,
                                                             --------------                   --------------
                                                          1995           1994             1995            1994
                                                        --------       --------         --------        --------
                                                                      (restated)                       (restated)
Operating revenues                                      $119,976       $114,270         $332,447        $325,755
                                                        --------       --------         --------        --------

Costs and expenses:
 Operating                                                65,121         67,440          186,998         192,427
 General and administrative                               13,879         16,667           47,710          51,293
 Unusual items                                              -              -               4,733            -
 Merger costs                                               -              -              25,073           3,782
 Depreciation and amortization                            14,588         14,307           41,789          42,762
                                                        --------       --------         --------        --------
                                                          93,588         98,414          306,303         290,264
                                                        --------       --------         --------        --------

Income from operations                                    26,388         15,856           26,144          35,491
                                                        --------       --------         --------        --------

Other income (expense):
  Shareholder litigation settlement
      and other litigation related costs                    -           (74,100)            -            (74,100)
  Interest expense:
    Early redemption premiums, extension fees,
      and other nonrecurring interest                       -              -             (10,994)           -
    Other                                                 (8,481)        (8,568)         (24,583)        (25,075)
  Interest and other income, net                           1,187          1,458            4,036           3,396
                                                        --------       --------         --------        --------
                                                          (7,294)       (81,210)         (31,541)        (95,779)
                                                        --------       --------         --------        --------

Income (loss) before provision for income taxes           19,094        (65,354)          (5,397)        (60,288)
Provision for income taxes                                   192          2,835            3,358           4,983
                                                        --------       --------         --------        --------
Net income (loss)                                         18,902        (68,189)          (8,755)        (65,271)
Preferred dividends                                         -              -                -                565
                                                        --------       --------         --------        --------
Income (loss) available to common shareholders           $18,902       $(68,189)         $(8,755)       $(65,836)
                                                        ========       ========         ========        ========

Earnings (loss) per common share                           $0.35         $(1.35)          $(0.17)         $(1.34)
                                                        ========       ========         ========        ========

Weighted average number of common and
   common equivalent shares outstanding                   53,267         50,328           51,977          49,182
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

                            USA WASTE SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                      Nine months ended September 30,
                                                                     ----------------------------------
                                                                         1995                  1994
                                                                     ------------          ------------
                                                                                            (restated)

Cash flows from operating activities:
  Net cash provided by (used in) operating activities (see Note 4)   $    (76,785)         $     40,968
                                                                     ------------          ------------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired                        (10,014)              (19,419)
  Capital expenditures                                                    (55,891)              (57,770)
  Loans and advances to others                                             (2,395)               (5,876)
  Collection of loans to others                                             4,033                 1,713
  Proceeds from sale of assets                                              6,933                15,701
  Decrease (increase) in restricted funds                                  13,860                16,606
  Other                                                                    (4,268)                  706
                                                                     ------------          ------------
  Net cash used in investing activities                                   (47,742)              (48,339)
                                                                     ------------          ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                392,000                27,260
  Principal payments on long-term debt                                   (287,459)              (27,508)
  Proceeds from exercise of stock options                                   1,463                   492
  Proceeds from exercise of warrants                                        2,428                   151
  Other                                                                    (2,081)                 (627)
                                                                     ------------          ------------
  Net cash provided by (used in) financing activities                     106,351                  (232)
                                                                     ------------          ------------
Increase (decrease) in cash and cash equivalents                          (18,176)               (7,603)
Cash and cash equivalents at beginning of period                           30,161                49,179
                                                                     ------------          ------------
Cash and cash equivalents at end of period                           $     11,985          $     41,576
                                                                     ============          ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   The condensed consolidated balance sheets of USA Waste Services, Inc. ("the Company") as of September 30, 1995 and December 31, 1994, the related condensed consolidated statements of operations for the three and nine months ended September 30, 1995 and 1994, and condensed consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The Company has restated the previously issued financial statements for the three and nine months ended September 30, 1994 to reflect the acquisition of Chambers Development Company, Inc. ("Chambers"), accounted for using the pooling of interests method of accounting. The December 31, 1994 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


1.  MERGER WITH CHAMBERS DEVELOPMENT COMPANY, INC.:

   On June 30, 1995, the Company completed its merger with Chambers and approximately 27,800,000 shares of the Company's common stock were issued in exchange for all outstanding shares of Chambers' Common Stock and Class A Common Stock. The transaction has been accounted for using the pooling of interests method of accounting, and accordingly, the accompanying condensed consolidated financial statements include the accounts of Chambers for all periods presented.

   Combined and separate results of operations of the Company and Chambers for the periods prior to the merger with Chambers, which are included in whole or in part in this report, are as follows (in thousands):

                                         USA Waste         Chambers      Adjustments         Combined
                                        -----------      -----------     -----------        ----------
Three months ended March 31, 1995:
   Operating revenues                   $    46,508      $    54,734     $       -          $  101,242
   Net income (loss)                          4,788           (5,269)           665(a)(b)          184

Three months ended September 30, 1994:
   Operating revenues                   $    47,134      $    67,136     $       -          $  114,270
   Net income (loss)                          4,617          (72,719)           (87)(a)(b)     (68,189)

Nine months ended September 30, 1994:
   Operating revenues                   $   130,209      $   195,546     $       -          $  325,755
   Net income (loss)                          8,341          (73,834)           222(a)(b)      (65,271)

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

2.  LONG-TERM DEBT:

         Long-term debt consists of the following (in thousands):

                                                                         September 30,      December 31,
                                                                             1995               1994
                                                                         -------------      ------------
         Revolving credit facility                                        $ 120,000          $  98,000
         Term loan facility                                                 247,500               -
         Senior Notes, interest at 11.45%                                      -               133,501
         Senior Notes, interest at 11.95%                                      -                17,929
         8  1/2% Convertible Subordinated Debentures                         48,070             49,000
         Industrial revenue bonds                                            84,850             88,800
         Other                                                               24,989             23,484
                                                                           --------           --------
                                                                            525,409            410,714
         Less current maturities                                             36,744             46,795
                                                                           --------           --------
                                                                           $488,665           $363,919
                                                                           ========           ========

   On June 30, 1995, in connection with the acquisition of Chambers, the Company entered into a $550,000,000 financing agreement consisting of a $300,000,000 five-year revolving credit and letter of credit facility and a $250,000,000 term loan facility (the "Credit Facility"). On that date, the Company arranged to borrow $370,000,000, of which $367,500,000 was outstanding as of September 30, 1995, the proceeds of which were used to refinance outstanding indebtedness under the Company's revolving credit facility, pay the 11.45% and 11.95% Senior Notes of Chambers, and to finance the Chambers' shareholder litigation settlements discussed in Note 4 and certain other merger related costs. The Credit Facility is collateralized by all the stock of the Company's subsidiaries, whether now owned or hereafter acquired, and intercompany receivables between the Company and its subsidiaries or between subsidiaries.

   Revolving credit loans under the Credit Facility are limited to $160,000,000, less the amount of any future industrial revenue bonds enhanced or secured by letters of credit under the Credit Facility. Loans bear interest based on the Eurodollar rate or the prime rate, plus a spread not to exceed 1.75% per annum. The Credit Facility may also be used for letters of credit purposes with variable rates up to 1.75% per annum charged on outstanding balances. A commitment fee of up to .5% per annum is required on the unused portion of the Credit Facility.

                            USA WASTE SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)

2.  LONG-TERM DEBT, CONTINUED:

   The Credit Facility contains financial covenants including minimum consolidated net worth, funded debt levels, capital expenditures, and interest and debt service coverage requirements. The Credit Facility also restricts the incurrence of additional indebtedness, liens, and the payment of dividends.

   Upon refinancing of the 11.45% and 11.95% Senior Notes, the Company paid an early redemption premium of $9,400,000 to the note holders based on the difference between the interest rates on the Senior Notes and an adjusted rate for U.S. Treasury securities having similar maturity.

   In September 1992, the Company issued $49,000,000 of 8 1/2% convertible debentures due October 15, 2002 in an underwritten public offering. Interest on the debentures is payable semi-annually. The debentures are convertible into the Company's common stock before maturity, unless previously redeemed, at $13.25 per share, subject to adjustment in certain events. The debentures are redeemable at the option of the Company, in whole or in part, at any time on or after October 15, 1995, at an original redemption price of 105.67% of the principal amount, declining to par over the term of the debentures. The debentures are subordinated to all existing and future indebtedness of the Company and do not restrict the incurrence of additional debt. Between October 1, 1995 and October 31, 1995, an additional $6,693,000 in principal amount of the 8 1/2% convertible debentures had been converted into common stock. On November 1, 1995, the Company called for the redemption of the convertible debentures to be made on December 11, 1995 (see Note 6 to Condensed Consolidated Financial Statements).

3.  CHANGE IN ACCOUNTING ESTIMATE:

   As of January 1, 1995, the Company changed the estimated useful life of the excess of cost over net assets of acquired businesses from 25 years to 40 years to more appropriately reflect the estimated period during which the benefit of the assets will be realized. This change in accounting estimate had the effect of reducing amortization expense by approximately $391,000 and $1,111,000 for the three and nine months ended September 30, 1995, respectively.

4.  SETTLEMENT OF SHAREHOLDER LITIGATION:

   In connection with the settlement of certain Chambers' shareholder litigation, the defendants paid a total of approximately $97,000,000 on or before July 11, 1995. Of this amount, the sum of $10,000,000 was paid from funds received from Chambers' directors and officers liability insurance carrier and $75,900,000 was paid by the Company as of July 11, 1995.

   In connection with the settlement of certain Chambers' shareholder litigation, Chambers accrued $85,300,000 for the cost of the settlements and $4,100,000 for other litigation related costs in 1994. Of that total, $79,400,000 was recorded as a charge to unusual items as a component of other income (expense) and $10,000,000 to be paid from the proceeds of Chambers' directors and officers liability insurance policy was recorded as a current asset and is included in notes and other receivables at December 31, 1994. At December 31, 1994, $75,300,000 of the amount accrued for settlement payments was classified as a noncurrent liability based on the expectation that such amount would be funded by long-term financing in connection with the Merger (see Note 2). The $10,000,000 of settlement payments funded by the proceeds of Chambers' directors and officers liability insurance policy and the $4,100,000 of other litigation related costs are included in current liabilities at December 31, 1994.

   On or about August 8, 1995, Frederick A. Moran and certain related persons and entities filed a lawsuit against Chambers Development Company, Inc., certain former officers and directors of Chambers, and Grant Thornton, LLP, in the United States District Court for the Southern District of New York under the caption Moran et al. v. Chambers et al., Civil Action No. 95-6034. Plaintiffs, who claim to represent approximately 484,000 shares of Chambers stock, requested exclusion from the Class Action Settlement Agreement and assert that they have incurred losses attributable to shares purchased during the class period and certain additional losses by reason of alleged management misstatements during and after the class period. The claimed losses include damages to Mr. Moran's business and reputation. The Company has requested the Multidistrict Litigation Panel to transfer this case to the United States District Court for the Western District of Pennsylvania. The Company has filed its answer to the complaint and intends to vigorously defend against these claims. The case is currently in the early stages of discovery. Management of the Company believes the ultimate resolution of such complaint will not have a material adverse effect on the Company's financial position or results of operations.

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

   Litigation and Investigations

   In 1992, the American Stock Exchange and the Chicago Board of Options Exchange also advised Chambers that they would conduct investigations into trading activity on their respective exchanges in Chambers' securities and in put options on Chambers' securities prior to the March 17, 1992 announcement. On December 4, 1992, Chambers was served with a grand jury subpoena out of the United States District Court for the Eastern District of New York seeking production of public filings and reports disseminated to its shareholders, documents referring to the preparation of its financial statements, and other materials. Chambers has responded to the subpoena by producing documents. To the knowledge of the Company, the grand jury investigation is ongoing and it appears to be focusing on issues similar to those raised by the shareholder litigation commenced against Chambers in 1992 and 1993. The Company is cooperating with each of the investigations.

   Insurance

   The Company self-insures certain of its comprehensive general liability and workers' compensation risks, while maintaining third-party coverage to protect against catastrophic loss. The Company has not incurred significant fines, penalties, or liabilities for pollution or environmental liabilities at any of its facilities; however, the Company's operating results could be adversely affected in the future in the event of uninsured losses.

                            USA WASTE SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)

5.  COMMITMENTS AND CONTINGENCIES, CONTINUED:

   Employment Agreements

   The Company has entered into employment agreements with certain of its executives and officers. These employment agreements include provisions governing compensation and benefits to be paid upon termination of employment with the Company or certain changes in control of the Company. Under certain conditions, the agreements can be terminated by the Company or the employee. Upon termination of an agreement, the employee's compensation would continue at approximately 75% of the employee's prior compensation for periods ranging from three to five years. During the three to five year period, the employee would be available to the Company on a part-time basis for consulting and also would not be permitted to engage in any activities in direct competition with the Company. If these executives were to be terminated without cause during 1995 or if certain executives elected to terminate their agreements, the aggregate annual compensation on a part-time basis would be approximately $1,300,000. If a change in control were to occur in 1995 and the executives were to elect to take the change in control payments, they would receive approximately $4,300,000. As of September 30, 1995, the Company has not recorded any accruals in the financial statements related to these employment agreements.

   Other Commitments and Litigation

   The Company has entered into certain agreements in which the Company has committed to advance or invest up to approximately $20,000,000 for purchase commitments, investment obligations, and loans. Certain of these commitments are dependent upon the fulfillment of certain conditions by the other party prior to the Company's outlay of funds. These commitments, if ultimately fulfilled, are expected to occur over a period of one to five years. The total amount invested and advanced under these agreements amounted to $ 8,700,000 as of September 30, 1995.

   The Company is a party to other litigation arising in the normal course of business. In addition, contingencies of an environmental nature currently exist at certain of its disposal sites. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position and results of operations.

6.  SUBSEQUENT EVENTS:

   On October 6, 1995, the Company completed a public offering of 6,345,625 shares of its common stock, priced at $19.625 per share. The net proceeds of approximately $118,000,000 were primarily used for the repayment of debt. Approximately 75% of the proceeds were applied to the revolving credit facility and can be redrawn as the Company's needs dictate for use in the expansion of its business, including acquisitions.

   On November 1, 1995, the Company called for the redemption of the 8 1/2 % Convertible Subordinated Debentures to be made on December 11, 1995. The Company has received a commitment from an investment banking firm to purchase an amount of shares from the Company equivalent to the underlying shares of any convertible debentures that are redeemed for cash.

                            USA WASTE SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)

    The following summarized balance sheet as of September 30, 1995 has been adjusted to reflect the sale of approximately 6.3 million shares of the Company's common stock, the net proceeds of which were approximately $118 million, and the effect of the retirement of the debentures, assuming all debentures are converted into shares of common stock.


                                                                             As of September 30, 1995
                                                                          -----------------------------
                                                                          Actual            As Adjusted
                                                                          ------            -----------
                                                                                (In thousands)
Assets:
  Current assets                                                        $ 104,236            $ 104,236
  Property and equipment, net                                             564,335              564,335
  Excess of cost over net assets of acquired businesses, net               92,010               92,010
  Other assets                                                             76,300               74,269
                                                                        ---------            ---------
     Total assets                                                       $ 836,881            $ 834,850
                                                                        =========            =========

Liabilities and stockholders' equity:
  Current liabilities:
    Current maturities of long-term debt                                $  36,744            $  34,661
    Other                                                                  60,791               60,791
                                                                        ---------            ---------
     Total current liabilities                                             97,535               95,452
  Long-term debt                                                          488,665              324,827
  Other liabilities                                                        59,529               59,529
                                                                        ---------            ---------
     Total liabilities                                                    645,729              479,808
  Stockholders' equity                                                    191,152              355,042
                                                                        ---------            ---------
     Total liabilities and stockholders' equity                         $ 836,881            $ 834,850
                                                                        =========            =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The following discussion reviews the Company's operations for the three and nine months ended September 30, 1995 and 1994, and should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere herein, as well as the Company's consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, the Company's Joint Proxy Statement and Prospectus dated May 19, 1995, included in the Company's Registration Statement on Form S-4 filed in connection with the acquisition of Chambers, and the supplemental consolidated financial statements included in the Company's Form 8-K dated June 30, 1995, filed in connection with the acquisition of Chambers. As discussed below, the Company has restated its previously issued financial statements to reflect the acquisition of Chambers, consummated June 30, 1995, and accounted for under the pooling of interests method of accounting.


INTRODUCTION

    The Company provides non-hazardous solid waste management services, consisting of collection, transfer, disposal, soil remediation, and recycling services in 21 states. Since August 1990, the Company has experienced significant growth principally through the acquisition and integration of solid waste businesses and is now the fourth largest non-hazardous solid waste company in North America. The company owns or operates 31 landfills (29 of which are currently operating), 22 transfer stations, and 44 collection companies serving more than 450,000 customers.

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

    Operating expenses include direct and indirect labor and the related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, tipping fees paid to third party landfills, property taxes, and accruals for future landfill closure and post-closure costs. Certain direct landfill development expenses are capitalized and depreciated over the estimated useful life of a site as capacity is consumed, and include acquisition, engineering, upgrading, construction, and permitting costs. All indirect development expenses, such as administrative salaries and general corporate overhead, are expensed in the period incurred.

    General and administrative costs include management salaries, clerical, and administrative costs, professional services, facility rentals, and related insurance costs, as well as costs related to the Company's marketing and sales force.

RESULTS OF OPERATIONS

    The Company reported net income (loss) of $18,902,000 and $(8,755,000) for the three and nine months ended September 30, 1995, respectively. This compares to net income (loss) of $(68,189,000) and $(65,836,000) for the corresponding periods in 1994. The results of operations for the nine months ended September 30, 1995, and for the three and nine months ended September 30, 1994, include certain nonrecurring expenses, as discussed below, in connection with the acquisitions of Chambers in June 1995 and Envirofil, Inc. in May 1994 in transactions accounted for as poolings of interests. Earnings per share, exclusive of merger costs, unusual items, and nonrecurring interest, as reported, would be $ 0.35 and $ 0.59 for the three and nine months ended September 30, 1995, respectively, as compared to $ 0.12 and $ 0.22, respectively, for the same prior year periods.

    The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percent for the various Condensed Consolidated Statements of Operations items:

                                                                    Period to Period         Period to Period
                                                                     Change for the           Change for the
                                                                  Three Months Ended        Nine Months Ended
                                                                     September 30,            September 30,
                                                                     1995 and 1994            1995 and 1994
                                                                  -------------------       ------------------
                                                                     $            %            $          %
                                                                  -------      ------       -------     ------
         Operating revenues                                       $ 5,706         5.0%      $ 6,692        2.1%
                                                                  -------      ------       -------     ------
         Costs and expenses:
           Operating                                               (2,319)       (3.4)       (5,429)      (2.8)
           General and administrative                              (2,788)      (16.7)       (3,583)      (7.0)
           Unusual items                                                -           -         4,733          -
           Merger costs                                                 -           -        21,291      563.0
           Depreciation and amortization                              281         2.0          (973)      (2.3)
                                                                  -------      ------       -------     ------
                                                                   (4,826)       (4.9)       16,039        5.5
                                                                  -------      ------       -------     ------

         Income from operations                                    10,532        66.4        (9,347)     (26.3)

         Other income (expense):
           Shareholder litigation settlement and other
            litigation related costs                              (74,100)     (100.0)      (74,100)    (100.0)
           Interest expense:
             Early redemption premium, extension fees, and
               other nonrecurring interest                              -           -        10,994          -
             Other                                                    (87)       (1.0)         (492)      (2.0)
           Interest income                                            130        22.9            45        2.3
           Other, net                                                 141        15.8          (685)      47.8
                                                                  -------      ------       -------     ------
                                                                  (73,916)      (91.0)      (64,238)     (67.1)
                                                                  -------      ------       -------     ------

         Income (loss) before provision for income taxes           84,448       129.2        54,891       91.0
         Provision for income taxes                                (2,643)      (93.2)       (1,625)     (32.6)
                                                                  -------      ------       -------     ------
         Net income (loss)                                         87,091       129.0        56,516       86.6
         Preferred dividends                                            -           -          (565)     100.0
                                                                  -------      ------       -------     ------
         Income (loss) available to common shareholders           $87,091       127.7%      $57,081       86.7%
                                                                  =======      ======       =======     ======

    The following table presents, for the periods indicated, the percentage relationship that the various components of the Consolidated Statements of Income bear to operating revenues:

                                                                     Three Months Ended      Nine Months Ended
                                                                        September 30,          September 30,
                                                                     -------------------      ----------------
                                                                      1995         1994        1995      1994
                                                                     ------       ------      ------    ------
    Operating revenues:
         Disposal                                                     34.2%        30.2%       32.1%     30.6%
         Waste collection                                             50.4         50.4        52.3      48.5
         Transfer stations                                             9.4         13.6         9.2      13.4
         Other                                                         6.0          5.8         6.4       7.5
                                                                     -----        -----       -----     -----
                                                                     100.0        100.0       100.0     100.0
                                                                     -----        -----       -----     -----
    Costs and expenses:
         Operating                                                    54.3         59.0        56.2      59.1
         General and administrative                                   11.5         14.6        14.4      15.7
         Unusual items                                                   -            -         1.4         -
         Merger costs                                                    -            -         7.5       1.2
         Depreciation and amortization                                12.2         12.5        12.6      13.1
                                                                     -----        -----       -----     -----
                                                                      78.0         86.1        92.1      89.1
                                                                     -----        -----       -----     -----

    Income from operations                                            22.0         13.9         7.9      10.9
                                                                     -----        -----       -----     -----

    Other income (expense):
         Shareholder litigation settlement and other litigation
          related costs                                                  -        (64.9)          -     (22.7)
         Interest expense:
           Early redemption premium, extension fees, and other
              nonrecurring interest                                      -            -        (3.3)        -
           Other                                                      (7.1)        (7.5)       (7.4)     (7.7)
         Interest income                                               0.4          0.5         0.6       0.6
         Other, net                                                    0.6          0.8         0.6       0.4
                                                                     -----        -----       -----     -----
                                                                      (6.1)       (71.1)       (9.5)    (29.4)
                                                                     -----        -----       -----     -----

    Income (loss) before provision for income taxes                   15.9        (57.2)       (1.6)    (18.5)
    Provision for income taxes                                        (0.1)        (2.5)       (1.0)     (1.5)
                                                                     -----        -----       -----     -----
    Net income (loss)                                                 15.8        (59.7)       (2.6)    (20.0)
    Preferred dividends                                                  -            -           -      (0.2)
                                                                     -----        -----       -----     -----
    Income (loss) available to common shareholders                    15.8%       (59.7)%       2.6%    (20.2)%
                                                                     =====        =====       =====     =====


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

Operating Revenues

     Operating revenues for the three and nine months ended September 30, 1995 increased $5.7 million or 5.0% and $6.7 million or 2.1%, respectively, as compared to respective 1994 periods. The change in operating revenues from 1994 to 1995 is attributable to the improved performance of comparable operations, the net effect of acquisitions and dispositions, and the negative impact of certain business in New Jersey. Revenues were negatively impacted by the sale but continued operation of two transfer stations in Morris County, New Jersey, as a result of a significant rate reduction as well as decreased waste volumes due to the loss of an ash transportation and disposal contract. In addition, the Company renewed its municipal solid waste contract with Bergen County, New Jersey, for three years at a reduced rate compared to the prior contract. Excluding the effects of these New Jersey circumstances, operating revenues from comparable operations increased 8.1% for the quarter. The changes attributable to prices and volumes were 2.1% and 2.7%, respectively, for the quarter. The remainder of the increase in operating revenues resulted from acquisitions, net of dispositions, which increased revenues by $6.0 million for the quarter.

Operating Costs and Expenses

    Operating costs and expenses decreased $2.3 million and $5.4 million, respectively, for the three months and nine months ended September 30, 1995, as compared to 1994, and also decreased as a percent of operating revenues in both comparative periods. The decrease is attributable to strategic business decisions to exit or reduce operations in certain markets in 1994 where margins were not as profitable. In September 1994, the Company determined that it would exit the market in Phoenix, Arizona, which resulted in the reduction of operating costs and decreased the percentage of operating costs as compared to operating revenues. To further reduce operating costs and expenses and improve operating margins, the Company has emphasized the increased utilization of internal disposal capacity. The related increase in costs incurred to transport waste to Company landfills was offset by a reduction in costs as a result of the loss of the ash transportation and disposal contract discussed above. Another contributing factor to the decrease in the percentage of operating costs and expenses as compared to operating revenues is that the businesses acquired, including the Chambers operations, are now operating more efficiently as operational improvements have been effectively implemented by the Company.

General and Administrative

    General and administrative expenses decreased $2.8 million and $3.6 million, respectively, for the three months and nine months ended September 30, 1995, as compared to 1994, and were down as a percent of operating revenues in both comparative periods. This is the result of the Company's ability to integrate revenues from acquisitions without a proportionate increase in general and administrative expenses and cost reductions as a result of the merger with Chambers.

Unusual Items

    In 1995, the unusual items include $2.8 million of severance and other termination benefits paid to former Chambers employees in connection with the its pre-merger reorganization, $1.3 million of estimated future losses associated with the renegotiated Bergen County, New Jersey, municipal solid waste contract, and $0.6 million of shareholder litigation settlement costs.

Merger Costs

    In 1995, the Company incurred approximately $25.1 million in merger costs in the second quarter related to the Chambers acquisition, which include $11.9 million of transaction costs, $9.5 million of severance and other termination benefits, and $3.7 million of costs related to integrating operations. In 1994, the Company incurred $3.8 million of merger costs in the second quarter related to the acquisition of Envirofil, Inc.

Depreciation and Amortization

    Depreciation and amortization increased $0.3 million and decreased $1.0 million for the three and nine months ended September 30, 1995, respectively, however, decreased as a percent of sales in both comparative periods. The change in the estimated useful life of goodwill related to certain acquisitions from 25 to 40 years, effective January 1, 1995, resulted in decreased amortization expense of approximately $391,000 and $1,111,000 for the quarter and year-to-date periods, respectively. This change in accounting policy as well as increased operating revenues resulted in a decrease in depreciation and amortization as a percent of sales despite an increase in the depreciable fixed asset base as a result of acquisitions and capital improvements.

Income from Operations

    Excluding unusual items, merger costs, and nonrecurring interest expense incurred in the nine months ended September 30, 1995 and in the three and nine months ended September 30, 1994, income from operations as a percent of sales in fiscal 1995 was 22.0% and 16.8%, respectively, on a quarter and year-to-date basis, compared to 13.9% and 12.1% in the comparative 1994 periods. The improvement in recurring operations is the result of economies of scale realized by the Company with respect to recent acquisitions, dispositions of less profitable businesses, and improvements in comparative operations.

Other Income and Expense

    Other income and expense consists of shareholder litigation settlement, interest expense, interest income, and other income. Interest expense, gross of amounts capitalized, increased slightly on both a comparative quarter and year-to- date basis as a result of additional indebtedness incurred to finance the Company's aggressive growth through business acquisitions and capital expenditures. Capitalized interest for the quarter and year-to-date periods of 1995 approximated $1.6 million and $3.8 million, respectively, compared to $0.9 million and $2.8 million in the respective 1994 periods. The year-to-date increase in other income is primarily a result of the sale of real estate in Phoenix, Arizona, during the first quarter of 1995.

Provision for Income Taxes

    The provision for income taxes decreased $2.6 million and $1.6 million for the three and nine months ended September 30, 1995, respectively, as compared to the corresponding periods of 1994. The provision for income taxes represents current income taxes of the separate companies through the date of
the combination.   The decrease in the provision for income taxes in the third quarter of 1995 is the result of the Company's full utilization of Chambers' net operating loss carryforwards.

Net Income (Loss)

    For the reasons discussed above, net income (loss) increased $87.1 million and $57.1 million during the three and nine months ended September 30, 1995 as compared to the corresponding periods of 1994.


LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1995, the Company had working capital of $6,701,000 and a cash balance of $11,985,000, which compares to a working capital deficit of $4,601,000 and a cash balance of $30,161,000 as of December 31, 1994. During the first nine months of 1995, the Company used net cash from operations of $76,785,000, which includes the effect of payment of $75,900,000 of shareholder litigation settlement costs, and received net cash from financing activities of $106,351,000. These funds were used primarily to fund investments in other businesses of $17,200,000 and for capital expenditures of approximately $57,000,000.

    The Company's capital expenditure and working capital requirements have increased reflecting the Company's business strategy of growth through acquisitions and development projects. The Company's budgeted cash requirements for the remainder of 1995 include estimated capital expenditures of approximately $25,000,000. The Company intends to finance the remainder of its 1995 capital requirements through internally generated cash flow and amounts available under its revolving credit facility. At November 10, 1995, the available line of credit for cash borrowings was $118,000,000.

    In connection with the merger of Chambers on June 30, 1995, the Company entered into a $550,000,000 financing agreement consisting of a $300,000,000 five-year revolving credit facility and a $250,000,000 term loan facility. On that date, the Company arranged to borrow $370,000,000, of which $367,500,000 was outstanding as of September 30, 1995, the proceeds of which were used to refinance the Company's existing revolving credit facility, pay the 11.45% and 11.95% senior notes of Chambers, and finance the Chambers' shareholder litigation settlements of $75,900,000 and certain other merger related costs. Borrowings under this agreement bear interest based on the Eurodollar Rate or prime, plus a spread. On July 17, 1995, the Company entered into a three-year interest rate swap agreement whereby it established a fixed minimum interest rate of 7.65% on $125,000,000 of the facility.

    As a result of the sale of approximately 6.3 million shares of the Company's common stock in October 1995 and the eventual retirement of the Company's convertible debentures in December 1995, the Company will have significantly changed its balance sheet. If these transactions were assumed to have occurred as of September 30, 1995, the Company's total liabilities would have been reduced by approximately $166 million and the stockholders' equity would have increased by approximately $164. See the effects of these changes on the balance sheet as of September 30, 1995, as reflected in Note 6 to the Condensed Consolidated Financial Statements.

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

    The Company regularly engages in discussions relating to potential acquisitions and has identified several possible acquisition opportunities. The Company may announce acquisition transactions at any time.


SEASONALITY

     Certain types of waste, such as yard clippings and construction debris, tend to have higher volumes in the spring and summer. As a result, the Company's revenues tend to be higher in the spring and summer compared to fall and winter.

PART II.     OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


Chambers Development Company, Inc. ("Chambers")

   Chambers Shareholders Litigation. On February 24, 1995, representatives of the plaintiffs in In Re: Chambers Development Company, Inc. Shareholders Litigation, Civil Action No. 92-0679 (the "Chambers Federal Class Action"), representatives of the plaintiffs in Yeager v. Rangos, et al., Civil Action No. 92-1081 (the "Chambers Federal Derivative Action"), Chambers, and certain individual defendants entered into a Class Action Stipulation and Agreement of Compromise and Settlement (the "Class Action Settlement Agreement") and a Derivative Action Stipulation and Agreement of Compromise and Settlement (the "Derivative Action Settlement Agreement" and, together with the Class Action Settlement Agreement, the "Settlement Agreements"), which were the definitive settlement documents for all of the pending Chambers' class actions and the derivative actions commenced by various Chambers' shareholders in 1992 and 1993. Reference should be made to "Chambers Shareholders Litigation" in Item 1. Legal Proceedings in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, for more information concerning the Chambers Shareholders Litigation.

   In order for the settlements to be effective, certain related actions, as described in the Settlement Agreements, were required to be dismissed with prejudice, including Integrated Investments, Inc. et al. v. Chambers Development Company, Inc., et al., No. G.D. 92-7036 (the "Chambers State Class Action"), In Re: Chambers Development Company, Inc. Shareholders Litigation, Consolidated C.A. No. 12508 (the "Chambers Delaware Derivative Action"), and Babalan v. Rangos, et al. (the "Chambers Pennsylvania Derivative Action").

   On March 22, 1995, the court granted preliminary approval of the Settlement Agreements and the distribution of notices to Chambers' stockholders and the plaintiff class members regarding the settlements. A hearing upon the fairness, reasonableness and adequacy of the proposed settlements was held on May 19, 1995. On May 30, 1995, the court issued a Memorandum Opinion, a Final Judgement and an Order of Dismissal as to All Defendants in the Chambers Federal Class Action, and a Final Order and Judgment in the Chambers Federal Derivative Action approving the settlements. Subsequently, the Chambers Delaware Derivative Action, the Chambers State Class Action, and the Chambers Pennsylvania Derivative Action were dismissed with prejudice.

   On July 3, 1995, pursuant to the terms of the Settlement Agreements, the Company, on behalf of Chambers, paid into the settlement fund an initial $25,000,000 installment of the settlement and on July 11, 1995, the Company, on behalf of Chambers, paid into the settlement fund the balance owed of $50,900,000.

   On or about August 8, 1995, Frederick A. Moran and certain related persons and entities filed a lawsuit against Chambers Development Company, Inc., certain former officers and directors of Chambers, and Grant Thornton, LLP, in the United States District Court for the Southern District of New York under the caption Moran et al. v. Chambers et al., Civil Action No. 95-6034. Plaintiffs, who claim to represent approximately 484,000 shares of Chambers stock, requested exclusion from the Class Action Settlement Agreement and assert that they have incurred losses attributable to shares purchased during the class period and certain additional losses by reason of alleged management misstatements during and after the class period. The claimed losses include damages to Mr. Moran's business and reputation. The Company has requested the Multidistrict Litigation Panel to transfer this case to the United States District Court for the Western District of Pennsylvania. The Company has filed its answer to the complaint and intends to vigorously defend against these claims. The case is currently in the early stages of discovery. Management of the Company believes the ultimate resolution of such complaint will not have a material adverse effect on the Company's financial position or results of operations.

   Merger Litigation. Following the announcement of the proposed merger of Chambers with the company, three actions were filed in the court of Chancery of the State of Delaware in New Castle County against

Chambers, its officers and directors, and the Company.  These cases were Smith
v. Rangos et al., C.A. No. 13906; Krim v. Rangos et al., C.A. No. 13985; and Adams v. Rangos et al., C.A. No. 13909. A consolidation order was entered on March 1, 1995, and the cases were consolidated under the caption In Re Chambers Development Company, Inc. Shareholders Litigation, Consolidated C.A. No. 13906. The consolidated case was brought as a purported class action on behalf of the plaintiff and all similarly situated Chambers security holders. The complaint alleged that the individual defendants, inter alia, engaged in unfair dealing to the detriment of the class, the merger was grossly unfair to the members of the class, the members of the class would be irreparably damaged if the merger were to be consummated, and the defendants' conduct constituted a breach of fiduciary and other common law duties allegedly owed to the putative class. A Stipulation of Settlement was filed on June 30, 1995. In exchange for plaintiffs' agreement to such settlement, Chambers and the Company agreed, inter alia, to reduce the Termination Fee payable under certain conditions by Chambers to the Company pursuant to the merger documents from $28,000,000 to $21,000,000, and Chambers and the Company provided plaintiffs' counsel the opportunity to comment on, and included suggested changes in, the Joint Proxy Statement and Prospectus, dated May 19, 1995 issued by the Company and Chambers in connection with the merger. Based on such stipulation, the Company consummated the merger with Chambers. A Final Order and Judgment was entered by the court on September 28, 1995 approving the settlement.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


   (a) Exhibits.

   3.1    -    Restated Certificate of Incorporation [Incorporated by Reference
               to Exhibit 3.1 of the Registrant's Registration Statement on
               Form S-4, File No. 33-60103].

   3.2    -    Bylaws [Incorporated by Reference to Exhibit 3.2 of the
               Registrant's Registration Statement on Form S-4, File No.
               33-60103].

   4.1    -    Indenture dated September 25, 1992, between the Registrant and
               The First National Bank of Boston, as Trustee, with respect to the Registrant's 8 1/2% Convertible Subordinated Debentures Due
               2002 [Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1, File No.
               33-50918].

   4.2    -    Specimen Stock Certificate [Incorporated by reference to Exhibit
               4.3 of the Registrant's Registration Statement on Form S-3, File
               No. 33-76224].

   10.1   -    1990 Stock Option Plan [Incorporated by reference to Exhibit
               10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990].

   10.2   -    1993 Stock Incentive Plan [Incorporated by reference to Exhibit
               4.4 of the Registrants Registration Statement on Form S-8, File
               No. 33-72436].

   10.3   -    Envirofil, Inc. 1993 Stock Incentive Plan [Incorporated by
               reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

   10.4    -   Asset Purchase Agreement dated August 12, 1993, between Chambers of Indiana, Inc. and USA Waste of Indiana, Inc. [Incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form
               8-K dated September 30, 1993].

   10.5    -   Stock Purchase Agreement dated August 12, 1993, between Chambers
               Development Company, Inc. and USA Waste of Indiana, Inc.
               [Incorporated by reference to Exhibit 2.1 to Registrant's
               Current Report on Form 8-K dated September 30, 1993].

   10.6    -   Agreement of Merger dated as of September 29, 1993, among USA
               Waste Services, Inc., USA Acquisition Co., Soil Remediation of
               Philadelphia, Inc., and Louis D. Paolino, Jr. [Incorporated by reference to Exhibit 2.3 to Registrant's Current Report on Form
               8-K dated September 30, 1993].

   10.7    -   Agreement and Plan of Reorganization dated as of March 17, 1993, as amended on March 25, 1993, March 31, 1993, and August 20,
               1993, between Envirofil, Inc. and Environmental Waste of
               America, Inc. [Incorporated by reference to Exhibit (c)(I) to
               Envirofil's Current Report on Form 8-K filed on November 16,
               1993, as amended by a Current Report in Form 8-K/A filed on January 18, 1994].

   10.8    -   Stock Purchase Agreement dated March 15, 1993, between
               Environmental Waste of America, Inc. and Donald G. Lindgren, as amended and assigned to Envirofil, Inc. as of November 5, 1993.
               [Incorporated by reference to Exhibit (c)(I) to Envirofil's
               Current Report on Form 8-K filed on November 16, 1993, as amended by a Current Report in Form 8-K/A filed on January 18, 1994].

   10.9    -   Stock Purchase Agreement dated March 19, 1993, among Envirofil,
               Inc., Meadowbrook Carting Co., Inc., and certain shareholders of
               Meadowbrook Carting Co., Inc. [Incorporated by reference to
               Exhibit (c)(ii) to Envirofil's Current Report on Form 8-K filed
               February 28, 1994, as amended by Current Report on Form 8- K/A filed on May 11, 1994].

   10.10   -   Stock Purchase Agreement dated March 19, 1993, among Envirofil,
               Inc., Mid-Jersey Disposal, Co., Inc., and certain shareholders of Mid-Jersey Disposal Co., Inc. [Incorporated by reference to
               Exhibit (c)(ii) to Envirofil's Current Report on Form 8-K filed
               February 28, 1994, as amended by Current Report on Form 8- K/A filed on May 11, 1994].

   10.11   -   Stock Purchase Agreement dated March 19, 1993, among Envirofil,
               Inc., Quality Recycling Co., Inc., and certain shareholders of
               Quality Recycling Co., Inc. [Incorporated by reference to
               Exhibit (c)(iii) to Envirofil's Current Report on Form 8-K filed
               February 28, 1994, as amended by Current Report on Form 8- K/A filed on May 11, 1994].

   10.12   -   Stock Purchase Agreement dated March 19, 1993, among Envirofil,
               Inc., Forcees, Inc., and certain shareholders of Forcees., Inc.
               [Incorporated by reference to Exhibit (c)(iv) to Envirofil's
               Current Report on Form 8-K filed February 28, 1994, as amended by Current Report on Form 8-K/A filed on May 11, 1994].

   10.13   -   Amended and Restated Plan and Agreement of Reorganization dated
               March 29, 1994, among the Registrant, Envirofil Acquisition
               Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, and Envirofil, Inc., a Delaware corporation
               [Incorporated by reference to Exhibit 2.1 to the Registrant's
               Registration Statement on Form S-4 (File No. 33-77110].

   10.14   -   Amended and Restated Agreement and Plan of Merger dated as of
               November 28, 1994, among the Registrant, Chambers Acquisition
               Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, and Chambers Development Company, Inc., a
               Delaware corporation [Incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4, File No.
               33-59259].

   10.15   -   Form of Employment Agreement between the Registrant and each of
               John E. Drury, Donald F. Moorehead, Jr., David Sutherland-Yoest, and Charles A. Wilcox [Incorporated by reference to Exhibit
               10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

   10.16   -   Employment Agreement between the Registrant and Earl E. DeFrates
               [Incorporated by reference to Exhibit 10.19 of the Registrant's
               Annual Report on Form 10-K for the year ended December 31,
               1994].

   10.17  -    Employment Agreement between the Registrant and Gregory T.
               Sangalis [Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4, File No.
               33-59259].

   10.18   -   Amendment to Amended and Restated Agreement and Plan of Merger
               dated June 27, 1995, among the Registrant, Chambers Acquisition
               Corporation, and Chambers Development Company, Inc.
               [Incorporated by reference to Exhibit 2.2 to the Registrant's
               Current Report on Form 8-K dated June 27, 1995].

   10.19   -   Revolving Credit and Term Loan Agreement dated as of June 30,
               1995, among the Registrant, its subsidiaries, The First National
               Bank of Boston, Bank of America Illinois, J.P. Morgan Securities
               Inc., an Morgan Guaranty Trust Company of New York.
               [Incorporated by reference to Exhibit 10.19 to the Registrant's
               Quarterly Report on Form 10-Q dated June 30, 1995].

   10.20  -    Shareholders Agreement dated June 25, 1995, among USA Waste
               Services, Inc., Donald F.  Moorehead, Jr., John E. Drury, John
               G. Rangos, Sr., John G. Rangos Jr., Alexander W.Rangos, and John
               Rangos Development Corporation, Inc.
               [Incorporated by reference to Exhibit 10.20 to the Registrant's
               Quarterly Report on Form 10-Q/A dated June 30, 1995].

   10.21  -    Consulting and Non-Compete Agreement dated June 25, 1995,
               between the Registrant John G. Rangos, Sr.
               [Incorporated by reference to Exhibit 10.21 to the Registrant's
               Quarterly Report on Form 10-Q/A dated June 30, 1995].

   10.22  -    Employment Agreement dated June 25, 1995, between the Registrant and Alexander W. Rangos.
               [Incorporated by reference to Exhibit 10.22 to the Registrant's
               Quarterly Report on Form 10-Q/A dated June 30, 1995].

   27.1    -   Financial Data Schedule.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        USA WASTE SERVICES, INC.
                                        Registrant




  November 14, 1995                     BY: /s/ Earl E. DeFrates
------------------------                    ---------------------------
Date                                        Earl E. DeFrates,
                                            Executive Vice President,
                                            Chief Financial Officer


  November 14, 1995                     BY: /s/ Bruce E. Snyder
------------------------                    ---------------------------
Date                                        Bruce E. Snyder,
                                            Vice President - Controller,
                                            Chief Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule
