Form 10-K
period 1995-12-31
USA WASTE SERVICES INC
filed 1996-03-22
CIK 823768

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 1-12154

                            USA WASTE SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                   73-1309529
 (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

 5400 LBJ FREEWAY, SUITE 300 -- TOWER ONE
           DALLAS, TEXAS                                  75240
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 383-7900

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------  -----------------------------------------------
         Common Stock, $.01 par value                        New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant at February 29, 1996, was approximately $1,027,472,999. The aggregate market value was computed by using the closing price of the stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

     The number of shares of Common Stock, $.01 par value, of the Registrant outstanding at March 14, 1996, was 65,906,973.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 DOCUMENT                                INCORPORATED AS TO
   Joint Proxy Statement and Prospectus
for the 1996 Annual Meeting of Shareholders                   Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I
Item 1.    Business...............................................................      1
Item 2.    Properties.............................................................     16
Item 3.    Legal Proceedings......................................................     16
Item 4.    Submission of Matters to a Vote of Security Holders....................     17

PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters..............................................................     20
Item 6.    Selected Consolidated Financial Data...................................     21
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations........................................................     22
Item 8.    Financial Statements and Supplementary Data............................     33
Item 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.................................................     60

PART III
Item 10.   Directors and Executive Officers of the Registrant.....................     60
Item 11.   Executive Compensation.................................................     60
Item 12.   Security Ownership of Certain Beneficial Owners and Management.........     60
Item 13.   Certain Relationships and Related Transactions.........................     60

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K........     61

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     USA Waste Services, Inc. ("USA Waste" or the "Company") is the fourth largest integrated solid waste management company in North America and serves the full spectrum of municipal, commercial, industrial (roll-off), and residential customers in 21 states. The Company's solid waste management services include collection, transfer, and disposal operations and, to a lesser extent, recycling and certain other waste management services. USA Waste owns or operates 29 landfills, 22 transfer stations, and 44 collection operations and serves more than 500,000 customers. The Company has a diversified customer base with no single customer accounting for more than 5% of the Company's revenue or income from continuing operations during 1995. The Company employs approximately 2,500 persons.

     The terms "USA Waste" and the "Company" refer to USA Waste Services, Inc., a Delaware corporation incorporated on April 28, 1995, to become the successor company of USA Waste Services, Inc., an Oklahoma corporation organized in 1987, and include its predecessors, subsidiaries, and affiliates, unless the context requires otherwise. USA Waste's executive offices are located at 5400 LBJ Freeway, Suite 300, Tower One, Dallas, Texas 75240, and its telephone number is 214-383-7900.

     Of the Company's revenues for the year ended December 31, 1995, approximately 51.9% was attributable to collection operations, approximately 31.9% was attributable to landfill operations, approximately 10.2% was from transfer operations, and approximately 6.0% from other operations. The Company's average landfill volume for the year ended December 31, 1995, was approximately 23,400 tons per day.

INDUSTRY BACKGROUND

     USA Waste operates in the non-hazardous solid waste segment of the waste management industry. Despite the size of this industry, it has historically been a fragmented industry, with a multitude of local private and municipal operators servicing relatively centralized areas. In recent years, however, the industry has undergone a period of significant consolidation.

     One of the principal forces driving consolidation within the solid waste management industry is increased regulation and enforcement of collection and disposal activities. In October 1991, the Environmental Protection Agency ("EPA") adopted new regulations pursuant to Subtitle D of the Resource Conservation and Recovery Act governing the disposal of solid waste. These regulations led to a variety of requirements applicable to landfill disposal sites, including the construction of liners and the installation of leachate collection systems, groundwater monitoring systems, and methane gas recovery systems. The regulations also required enhanced control systems to monitor more closely the waste streams being disposed of at the landfills, extensive post-closure monitoring of sites, and financial assurances that landfill operators will be able to comply with the stringent regulations. The result of these regulatory requirements has been increased costs throughout the various segments of the industry, with particularly significant increases for landfill operators.

     Compliance with the regulations currently in effect for the non-hazardous solid waste industry requires significant capital expenditures. Many industry participants have found the increased costs difficult, if not impossible to bear. A large number of smaller, independent operators have decided to either close down their operations or sell them to stronger operators, and some municipalities have chosen to discontinue, or are considering discontinuing their operations and turning the management of solid waste services over to private concerns.

     The rising costs associated with the new industry regulations have caused consolidation and acquisition activity within the industry. Large waste management companies, with sufficient financial resources to absorb the initial costs of bringing operations into compliance, have taken advantage of discontinuations and divestitures by acquiring operations which either complement existing businesses or otherwise increase overall strength and flexibility. Compliance costs at the landfill/disposal level have directly affected costs in the collection segment of the market as landfill operators pass them on through higher fees for disposal or "tipping." In addition, companies active in various segments of the industry continue to seek vertical integration to enable them to become more cost effective and competitive. Finally, the higher cost structure has also led to the merger of a number of independent collection operations to enhance financial strength and improve operating efficiencies.

STRATEGY

     The Company intends to capitalize on the consolidation in the solid waste management industry in several ways. Key elements of the Company's strategy include:

- Increasing productivity and operating efficiencies in existing and acquired operations. The Company seeks to increase productivity, achieve administrative and operating efficiencies and improve profitability in existing operations and acquired businesses, with the objective of becoming the low cost operator in each of its markets. Measures taken by the Company in this connection include consolidating and implementing uniform administrative and management systems, restructuring and consolidating collection routes, improving equipment utilization and increasing employee productivity through incentive compensation and training programs. The Company's management believes that its ability to serve markets as a low cost operator is fundamental to achieving sustainable internal growth and to realizing the benefits of its acquisition strategy.

- Increasing revenues and enhancing profitability through tuck-in acquisitions. The Company continually seeks to expand its services through the acquisition of additional solid waste management businesses and operations that can be effectively integrated with the Company's existing operations. These acquisitions typically involve adding collection operations, transfer stations or landfills that are complementary to existing operations and that permit the Company to implement operating efficiencies and increase asset utilization.

- Expanding into new markets through acquisitions. The Company pursues acquisitions in new markets where the Company believes it can strengthen its overall competitive position as a national provider of integrated solid waste management services and where opportunities exist to apply the Company's operating and management expertise to enhance the performance of acquired operations.

     The Company materially expanded its operations and markets with its acquisition of Chambers Development Company, Inc. ("Chambers") on June 30, 1995 (the "Chambers Merger"). With the addition of the Chambers' operations, which included significant landfill capacity as well as collection and transfer station operations, the Company established its presence in the Mid-Atlantic and southeastern regions of the United States. The Chambers Merger provided the Company the opportunity to capitalize on the substantial investment made by Chambers in the permitting, design and construction of its landfills. The Company has taken a variety of steps to increase waste flows and improve efficiencies of Chambers' collection and landfill operations, including the completion of recent acquisitions that complement existing Chambers operations, implementing various routing and other operating efficiencies and attracting additional customers. The Company has also undertaken to reduce overhead and operating costs and increase employee productivity. In this connection, the Company has closed the Chambers corporate headquarters in Pittsburgh, Pennsylvania, relocated two regional offices of Chambers to existing facilities of the Company and implemented headcount reductions. Additionally, the Company is implementing incentive compensation programs for Chambers employees where such programs were not previously available.

     Since the Chambers Merger, the Company has continued to expand its operations and revenue base through a series of smaller acquisitions that complemented and expanded the Company's operations. During the last six months of 1995, the Company completed ten additional acquisitions resulting in the addition of three landfills, ten collection operations, and nine transfer stations. These acquired operations are based in Arkansas, Georgia, Missouri, New Jersey, Pennsylvania, Texas, and Virginia.

     On December 18, 1995, USA Waste entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Western Waste Industries ("Western"), a California corporation, through a merger transaction ("Western Merger"). The Western Merger is subject to, among other conditions, approval of both companies' stockholders. It is anticipated that the Western Merger will be completed in April 1996 and that it will be accounted for as a pooling of interests. The Merger Agreement provides that on the effective date of the Western Merger, USA Waste will issue 1.5 shares of its Common Stock for every share of Western's common stock outstanding (other than shares owned by USA Waste). USA Waste expects to issue approximately 21.4 million shares of Common Stock and assume options under Western's stock option plans equivalent to approximately 5.2 million underlying USA Waste shares of Common Stock in connection with the Western Merger. Following the Western Merger, the Company's Board of Directors will be expanded from 9 to 12 members and will include nominees of both USA Waste and Western.

     Western provides integrated solid waste services in the United States, with operations or properties at the end of 1995 in California, Texas, Louisiana, Florida, Colorado and Arkansas. Western has over 90 municipal and regional authority contracts and serves over 785,000 customers. As part of its business, Western operates six landfills, three transfer stations and five recycling facilities. For its fiscal year ended June 30, 1995, Western had operating revenues of $270,941,000 and income from continuing operations of $17,089,000. As a result of the Western acquisition, the Company will become the third largest integrated solid waste management company in North America.

     The Company's business is subject to extensive federal, state, and local regulation and legislative initiative. Further, in some states and municipalities, its business is subject to environmental regulation, mandatory recycling laws, prohibitions on the deposit of certain waste in landfills, and restrictions on the flow of solid waste. Because of continuing public awareness and influence regarding the collection, transfer, and disposal of waste and the preservation of the environment, and uncertainty with respect to the enactment and enforcement of future laws and regulations, the Company can not always accurately predict the impact any future regulation or law may have on its operations. See "Regulation" and "Legal Proceedings" for additional information.

OPERATIONS

     USA Waste provides collection, transfer, recycling, disposal, soil remediation, and medical and special waste incineration services to municipal, commercial, industrial and residential customers in 21 states.

     Management of USA Waste's solid waste operations is achieved through a divisional alignment that currently includes five regions/divisions organized by geographic area. Each region/division is headed by a regional vice president ("RVP") or divisional vice president ("DVP"). Each RVP/DVP is responsible for the oversight of the following departments: sales and marketing, administration and financial, operations, and maintenance. In addition, each RVP/DVP typically has a small staff that works interactively with the corporate office to ensure proper regulatory compliance and reporting, engineering services, internal and external development, and strategic planning. Geographically, a region/division generally encompasses a multi-state area and may have a concentration from five to 25 districts. Regions/divisions are divided into districts headed by a district manager. Each district manager is responsible for the day-to-day oversight of the district's field operations, with direct responsibility for customer satisfaction, employee motivation, labor and equipment productivity, internal growth, financial budgets, and profit and loss activity. A district generally encompasses a city, county or metropolitan area.

     USA Waste's current strategy with respect to the acquisition of landfill and collection operations calls for decentralized management controls. Each collection operation or district maintains its own computer operations and collection service functions utilizing uniform programs and systems. These local computer operations are linked to USA Waste's corporate office and are integrated with a centralized corporate financial reporting system.

     Solid Waste Landfills. Municipal solid waste landfills are the primary depository for solid waste in North America. These disposal facilities are located on land with geological and hydrological properties that limit the possibility of water pollution, and are operated under prescribed procedures. A landfill must be maintained carefully to meet federal, state and local regulations. Maintenance includes excavation, continuous spreading and compacting of waste, and covering of waste with earth or other inert material at least once a day. The cost of transporting solid waste to a disposal location places a geographic restriction on solid waste companies. Access to a disposal facility, such as a landfill, is a necessity for all solid waste management companies. While access can be obtained to disposal facilities owned or operated by unaffiliated parties, USA Waste believes that it is generally preferable for collection companies to utilize disposal facilities owned or operated by affiliated parties so that access can be assured on favorable terms. Customers are charged disposal charges or tipping fees based on market factors and the type and volume or weight of solid waste deposited and the type and size of vehicles used in the conveyance of solid waste.

     The ownership or lease of a landfill site enables USA Waste to dispose of waste without payment of disposal fees to unaffiliated parties. The Company does not own or lease a landfill site in every metropolitan area in which it is engaged in waste collection. To date, the Company has not experienced excessive difficulty securing the use of disposal facilities owned or operated by unaffiliated parties in those metropolitan areas in which it does not own or operate its own landfill. The Company's landfills are also used by unaffiliated waste collection companies and government agencies.

     Prior to the Chambers Merger, Chambers had invested substantial capital to develop landfills in compliance with strict environmental standards. Development activities included site selection and site feasibility studies, environmental assessments (including hydrological and geological reviews), land acquisition, engineering and design work for the site as a whole, and the design and construction of the landfill infrastructure. The infrastructure consists of roadway or rail access systems, initial clearing and site preparation systems. A large portion of the infrastructure expenditures with respect to each site is nonrecurring and required only at the initial phase in order to prepare the site for the receipt of waste and to support the operation of the landfill throughout its useful life.

     USA Waste currently owns and operates 28 non-hazardous solid waste landfills and operates one municipal landfill. Of the 29 landfills owned or operated by USA Waste, the average remaining life based on remaining permitted capacity and current average monthly disposal volumes is approximately 21 years.

     Collection. Solid waste collection is provided under two primary types of arrangements depending on the customer being served. Commercial and industrial collection services are generally performed under one to three-year service agreements, and fees are determined by such factors as collection frequency, type of collection equipment furnished by USA Waste, the type and volume or weight of the waste collected, and the distance to the disposal facility and cost of disposal. Most residential solid waste collection services are performed under contracts with, or franchises granted by, municipalities or regional authorities that have granted USA Waste exclusive rights to service all or a portion of the homes in their respective jurisdictions. Such contracts or franchises usually range in duration from one to five years. Recently, some municipalities have requested bids on their residential collection contracts based on the volume of waste collected. Residential collection fees are either paid by the municipalities from their tax revenues or service charges or are paid directly by the residents receiving the service.

     As part of its services, the Company provides steel containers to most of its commercial and industrial customers to store solid waste. These containers, ranging in size from one to 45 cubic yards, are designed to be lifted mechanically and either emptied into a collection vehicle's compaction hopper or directly into a disposal site in the case of industrial (roll-off) customers. The use of containers enables the Company to service most of its commercial and industrial customers with collection vehicles operated by a single employee.

     USA Waste often obtains waste collection accounts through acquisitions, including the purchase of customer lists, routes, and equipment. Once a collection operation is acquired, programs designed to improve equipment utilization, employee productivity, operating efficiencies, and overall profitability are implemented. USA Waste also solicits commercial and industrial customers in areas surrounding acquired residential collection markets as a means of further improving operating efficiencies and increasing volumes of solid waste collection.

     USA Waste operates collection operations in approximately 44 locations in 15 states. Of the foregoing 44 locations, 28 collection operations are integrated with landfills owned by the Company. On an overall basis, Company collection operations deliver approximately 46% of collected waste to landfills owned or operated by the Company. In the remaining markets, the waste collected is delivered to a municipal, county or privately owned, unaffiliated landfill or transfer station.

     Transfer Stations. A transfer station is a facility located near residential and commercial collection routes where solid waste is received from collection vehicles and then transferred to and compacted in large, specially-constructed trailers for transportation to disposal facilities. This consolidation reduces costs by improving utilization of collection personnel and equipment. Fees are generally based on such factors as the type and volume or weight of the waste transferred and the transportation distance to disposal sites. USA Waste owns or operates 22 transfer stations. Of the 22 transfer stations owned or operated by the Company, 19 transfer some or all of the waste received to a landfill owned or operated by the Company.

     Recycling. In response to the increasing public environmental awareness and expanding federal, state, and local regulations pertaining to waste recycling, USA Waste has developed recycling as a component of its environmentally responsible integrated solid waste management plan. Curbside collection of recyclable materials for residential customers, commercial, and industrial collection of recyclable materials, and material recovery/waste reduction facilities are services in which USA Waste has become involved to complement its collection and transfer operations. Although the Company has not made material capital investments in these areas, additional opportunities for expansion in these areas will continue to be evaluated.

     USA Waste operates curbside recycling programs in connection with its residential collection operations in a number of markets and in association with a number of its transfer stations. Fees are determined by such considerations as market factors, frequency of collection, the type and volume or weight of recycled material, the distance the recycled material must be transported, and the value of the recycled material. USA Waste also owns a 25% interest in Automated Recycling Technologies, Inc. which operates two recycling and sorting facilities in Ocean County, New Jersey. Through its subsidiary Waste Recovery Corporation, USA Waste also arranges for the sale of recycled materials in bulk by waste collection companies, including USA Waste, to the end-users of such materials. Overall, however, USA Waste is not materially affected financially by fluctuations in commodity pricing.

     Other. The Company owns and operates two soil remediation facilities in Pennsylvania serving the greater Philadelphia metropolitan area, New Jersey, and Southern New York. For a fee, contaminated soil is delivered to a remediation facility and heated in a furnace under a carefully controlled process to remove the contaminants. The decontaminated soil is then picked up by the owner or sold to third parties as a clean soil product for a variety of uses. In addition, the Company owns and operates a medical, special and municipal waste incineration facility in South Carolina which is permitted to incinerate 200 tons per day of medical waste, municipal solid waste and other approved non-hazardous special wastes. State legislation, however, currently restricts the facility's permitted incineration capacity to the greater of (i) 50 tons per day of medical waste or
(ii) on a monthly basis, 1/12 of the estimated amount of medical waste generated within the State of South Carolina within one year.

COMPETITION

     The solid waste industry is highly competitive and requires substantial amounts of capital. The industry is comprised of two large companies, WMX Technologies, Inc. (formerly Waste Management, Inc.) and Browning-Ferris Industries, Inc., as well as a number of smaller companies, and numerous municipalities and other regional or multi-county authorities and large commercial and industrial companies handling their own waste collection or disposal operations. WMX and Browning-Ferris have significantly larger operations and greater financial resources than the Company. Municipalities and counties are often able to offer lower direct charges to the customer for the same service by subsidizing the cost of such services through the use of tax revenues and tax-exempt financing. Generally, however, municipalities do not provide significant commercial and industrial collection or waste disposal.

     The Company competes for landfill business on the basis of tipping fees, geographical location, and quality of operations. The Company's ability to obtain landfill business may be limited by the fact that some major collection companies also own or operate landfills, to which they send their waste. The Company competes for collection accounts primarily on the basis of price and the quality of its services. Intense competition is encountered for both quality of service and pricing. From time to time, competitors may reduce the price of their services and accept lower profit margins in an effort to expand or maintain market share or to win competitively bid contracts.

     The Company provides residential collection services under a number of municipal contracts. As is the case in the industry, such contracts come up for competitive bidding periodically and there is no assurance that the Company will be the successful bidder and will be able to retain such contracts. If the Company is unable to replace any contract lost through the competitive bidding process with a comparable contract within a reasonable time period or to use any surplus equipment in other service areas, the earnings of the Company could be adversely affected. However, during 1995, no one commercial customer or municipal contract accounted for more than 5% of the total revenue of the Company. As the Company continues to grow, the loss of any one contract will have less of an impact on the Company's operations as a whole.

     Increased public environmental awareness and certain mandated state regulations have resulted in increased recycling efforts in many different areas of the country that are currently and will in the future reduce the amount of solid waste destined for landfills. In addition, the Company could face competition from companies engaged in waste incineration and other alternatives to landfill disposal. Although the Company believes that landfills will continue to be the primary depository for solid waste well into the future, there can be no assurance that recycling, incineration, and waste reduction efforts will not affect future landfill disposal volumes. The effect, if any, on such volumes could also vary between different regions of the country as well as within individual market areas in each region.

PRICING

     Operating costs, disposal costs, and collection fees vary widely throughout the geographic areas in which the Company operates. The prices that the Company charges are determined locally, and typically by the volume or weight, type of waste collected, treatment requirements, risks involved in the handling or disposing of waste, frequency of collections, distance to final disposal sites and amount and type of equipment furnished to the customer. Under certain contracts, the Company's ability to pass on cost increases is limited. Long-term solid waste collection contracts typically contain a formula, generally based on published price indices, for automatic adjustment of fees to cover increases in some, but not all, operating costs.

EMPLOYEES

     At December 31, 1995, the Company had approximately 2,500 full-time employees, of which approximately 430 were employed in clerical, administrative, and sales positions, 90 in management, and the balance in collection, transfer, remediation, and disposal operations. Approximately 595 of the Company's employees at 16 operating locations are covered by collective bargaining agreements. The Company has not experienced a work stoppage, and management considers its employee relations to be good.

INSURANCE AND FINANCIAL ASSURANCE OBLIGATIONS

     The Company carries a broad range of insurance coverages, which management considers prudent for the protection of the Company's assets and operations. The casualty coverages currently include $2 million primary commercial general liability and $1 million primary automobile liability supported by $100 million in umbrella insurance protection. The property policy provides insurance coverage for all of the Company's real and personal property.

     The Company maintains workers' compensation insurance in accordance with laws of the various states in which it has employees. The Company also currently has an environmental impairment liability ("EIL") insurance policy for its landfills and transfer stations that provides coverage for property damages and/or bodily injuries to third parties caused by off-site pollution emanating from such landfills or transfer stations. This policy provides $5 million of coverage per incident with a $10 million aggregate limit. To date, the Company has not had any difficulty in obtaining insurance. However, if the Company in the future is unable to obtain adequate insurance, or decides to operate without insurance, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect upon the Company's business or its financial condition. Additionally, continued availability of casualty and EIL insurance with sufficient limits at acceptable terms is an important aspect of obtaining revenue-producing waste service contracts.

     Municipal and governmental waste management contracts typically require performance bonds or bank letters of credit to secure performance. In addition, the Company is required to provide financial assurance for closure and post-closure obligations with respect to many of its landfills. The Company has not experienced difficulty in obtaining performance bonds or letters of credit for its current operations. At December 31, 1995, the Company had provided to municipalities and other customers and various regulatory authorities surety bonds of approximately $134,600,000 and letters of credit of approximately $32,400,000 to secure its obligations, exclusive of letters of credit enhancing industrial revenue bonds of approximately $82,250,000. Continued availability of surety bonds and letters of credit in sufficient amounts at acceptable rates is an important aspect of obtaining additional municipal collection contracts or obtaining or retaining landfill operating permits.

REGULATION

  General -- Potential Adverse Effect of Government Regulations

     All of the Company's principal business activities are subject to extensive and evolving environmental, health, safety, and transportation laws and regulations at the federal, state, and local levels. These regulations are administered by the EPA and various other federal, state, and local environmental, zoning, health, and safety agencies, many of which periodically examine the Company's operations to monitor compliance with such laws and regulations.

     The development, expansion, and operation of landfills, transfer stations, and other disposal and remediation facilities are subject to extensive regulations governing siting, design, operations, monitoring, site maintenance, corrective actions, financial assurance, and closure and post-closure obligations. In order to construct, expand, and operate a landfill, transfer station, or soil remediation facility, the Company must obtain and maintain one or more construction or operating permits and licenses and, in certain instances, applicable zoning approvals. Obtaining the necessary permits and approvals in connection with the acquisition, development, or expansion of a landfill, transfer station, or soil remediation facility is difficult, time-consuming (often taking two to three years or more), and expensive, and is frequently opposed by local citizen and/or environmental groups. Once obtained, operating permits are subject to modification and revocation by the issuing agency. Compliance with current and future regulatory requirements may require the Company, as well as others in the waste management industry, from time to time, to make significant capital and operating expenditures.

     In the collection segment of the industry, regulation takes such forms as licensing collection vehicles, health and safety requirements, vehicular weight limitations, and, in certain localities, limitations on weight, area, and time and frequency of collection.

     International, federal, state, and local governments have also from time to time proposed or adopted other types of laws, regulations, or initiatives with respect to the environmental services industry, including laws, regulations, and initiatives to ban or restrict the international, interstate or intrastate shipment of wastes, impose higher taxes on out-of-site waste shipments than on in-site shipments, limit the types of wastes that may be disposed of at existing landfills, mandate waste minimization initiatives, recycling and yard waste composting, reclassify certain categories of hazardous waste as non-hazardous, and regulate disposal facilities as public utilities. Congress has from time to time considered legislation that would enable or facilitate such bans, restrictions, taxes, and regulations, many of which could adversely affect the demand for the Company's services. The effect of these and similar laws could be a reduction of the volume of waste that would otherwise be disposed of in Company landfills. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect operations, but it is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed or enforced in the future may affect its operations. Such actions could adversely affect the Company's operations or impact the Company's financial condition or earnings for one or more fiscal quarters or years.

     Governmental authorities have the power to enforce compliance with regulations and permit conditions and to obtain injunctions or impose fines in case of violations. During the ordinary course of its operations, the Company may from time to time receive citations or notices from such authorities that a facility is not in full compliance with applicable environmental or health and safety regulations. Upon receipt of such citations or notices, the Company will work with the authorities to attempt to resolve the issues raised. Failure to correct the problems to the satisfaction of the authorities could lead to monetary penalties, curtailed operations, jail terms, facility closure, or inability to obtain permits for additional sites.

     As a result of changing government and public attitudes in the area of environmental regulation and enforcement, management anticipates that continually changing requirements in health, safety and environmental protection laws will require the Company and others engaged in the solid waste management industry to continually modify or replace various facilities and alter methods of operation at costs that may be substantial. Most of the Company's expenditures incurred in the operation of its landfills relate to complying with the requirements of laws concerning the environment. These expenditures relate to facility upgrades, corrective actions, and facility closure and post-closure care. The majority of these expenditures are made in the normal course of the Company's business and neither materially adversely affect the Company's earnings nor place the Company at any competitive disadvantage. The Company has not expended any material amount to remedy potential impact to the public or the environment. Although the Company, to the best of its knowledge, is currently in compliance in all material respects with all applicable federal, state and local laws, permits, regulations and orders affecting its operations, there is no assurance that the Company will not have to expend substantial amounts for such actions in the future.

     The Company expects to grow in part by acquiring existing landfills, transfer stations, and collection operations. Although the Company conducts due diligence investigations of the past waste management practices of the businesses that it acquires, it can have no assurance that, through its investigation, it will identify all potential environmental problems or risks. As a result, the Company may have acquired, or may in the future acquire, landfills that have unknown environmental problems and related liabilities. The Company will be subject to similar risks and uncertainties in connection with the acquisition of closed facilities that had been operated by businesses acquired by the Company. The Company seeks to mitigate the foregoing risks by obtaining environmental representations and indemnities from the sellers of the businesses that it acquires. However, there can be no assurance that the Company will be able to realize on any such indemnities if an environmental liability exists.

  Federal Regulation

     The primary federal statutes affecting the business of the Company are summarized below.

     (1) The Solid Waste Disposal Act ("SWDA"), as amended by the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). The SWDA and its implementing regulations establish a framework for regulating the handling, transportation, treatment, and disposal of hazardous and non-hazardous wastes. They also require states to develop programs to insure the safe disposal of solid wastes in landfills.

     Subtitle D of RCRA establishes a framework for federal, state, and local government cooperation in controlling the management of non-hazardous solid wastes. While the role of the EPA is to provide overall regulatory direction, the actual planning and implementation of solid waste programs under Subtitle D are largely state and local functions. In October 1993, the EPA adopted regulations under Subtitle D with respect to solid waste disposal facility criteria, which include location standards, hydrogeological investigations, facility design requirements (including liners and leachate collection systems), enhanced operating and control criteria, groundwater and methane gas monitoring, corrective action standards, closure and extended post-closure requirements, and financial assurance standards, many of which have not commonly been in place or enforced at landfills. All Subtitle D regulations are in effect, except for groundwater monitoring requirements, which will be phased in over a period of five years ending October 9, 1996, and financial responsibility requirements, which were to take effect in April 1997 although many states have already implemented financial assurance programs. These federal regulations must be implemented by the states, although states may impose requirements for landfill sites that are more stringent than the federal Subtitle D standards. Once a state has an approved program, it will review all existing landfill permits to ensure that they comply with the new regulations. Although the states were required to submit proposed permitting programs designed to implement the Subtitle D regulations to the EPA by April 1993, some states have not submitted their programs to the EPA and others have not fully completed their implementation. Because the new regulations did not take effect until late 1993 and have not been fully implemented by the states, their full impact may not be apparent for several years. The Company could incur significant costs in complying with such regulations; however, the Company does not believe that such enhanced standards will have a material adverse effect on its operations. All of the Company's planned landfill expansions will be engineered to meet or exceed these requirements.

     (2) The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA imposes joint and several liability for the costs of cleanup and for damages to natural resources upon the present and former owners or operators of facilities or sites (including a contract carrier who has accepted a hazardous substance for transportation during such transportation) from which there is a release or threatened release of hazardous substances (former owners and operators are liable only to the extent the release, and sometimes disposal, occurred during their period of ownership.) Waste generators and transporters are also strictly liable. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment.

     Liability under CERCLA is not dependent upon the intentional disposal of "hazardous wastes," as defined under RCRA. It can be founded upon the release or threatened release, even as a result of lawful, unintentional, and non-negligent action, of any one of more than 700 "hazardous substances," including very small quantities of such substances. CERCLA requires the EPA to establish a National Priorities List ("NPL") of sites at which hazardous substances have been or are threatened to be released and which require investigation or cleanup. More than 20% of the sites on the NPL are solid waste landfills that ostensibly never received any regulated "hazardous wastes." Thus, even if the Company's landfills have never received "hazardous wastes" as such, it is likely that one or more hazardous substances have come to be located at its landfills. Because of the extremely broad definition of "hazardous substances," the same is true of other industrial properties with which the Company or its predecessors has been, or with which the Company may become, associated as an owner or operator. Consequently, if there is a release or threatened release of such substances into the environment from a site currently or previously owned or operated by the Company, the Company could be liable under CERCLA for the cost of removing such hazardous substances at the site, remediation of impacted soil or groundwater, and for damages to natural resources, even if those substances were deposited at the Company's facilities before the Company acquired or operated them. The costs of a CERCLA cleanup can be very substantial. Given the limited amount of environmental impairment liability insurance maintained by the Company, a finding of such liability could have a material adverse impact on the Company's business and financial condition. Although the Company maintains environmental impairment liability insurance in amounts the Company believes are compliant with state and federal requirements, these coverages might be insufficient to cover a significant CERCLA mandated cleanup.

     USA Waste would not be liable under CERCLA for the cleanup of a disposal site containing hazardous wastes transported to such site by USA Waste so long as the site was selected by the generator of such waste. However, USA Waste would be responsible during actual transportation for any hazardous waste. Also, USA Waste could be liable under CERCLA for off-site environmental contamination caused by the release of pollutants or hazardous substances at sites to which USA Waste, or a waste transporter acquired by USA Waste, arranged for the disposal site. CERCLA imposes liability for certain environmental response measures upon transporters who arranged for the disposal site at which the release or threatened release of hazardous substances occurred. It therefore is common in the solid waste transport business to receive information requests from EPA about transporting activities to third party disposal sites. USA Waste has received potentially responsible party information requests regarding third party disposal sites. The environmental agencies or other potentially responsible parties could assert that USA Waste is liable for environmental response measures arising out of disposal at a site arranged for by USA Waste, a waste transporter acquired by USA Waste or with whom USA Waste contracted.

     The U.S. Congress may consider reauthorization revision of CERCLA in 1996. In addition to possible changes in the statute's funding mechanisms and provisions for allocating cleanup responsibility, Congress may also fundamentally alter the statute's provisions governing the selection of appropriate site cleanup remedies. In this regard, current new approaches to cleanup and removal, and treatment of remediation wastes may be adopted which rely on nationally or site-specific risk based standards. These types of policy changes could significantly affect the stringency and extent of site remediation, the types of remediation techniques employed, and the degree to which permitted hazardous waste management facilities will be used for remediation of waste. Congress may additionally consider revision of the liability imposed by CERCLA on current owners of property for contamination caused prior to a party's acquisition of the site. This consideration could reduce the remediation obligations of the Company for remediation obligations under CERCLA.

     The EPA's primary way of determining whether a site is to be included on the NPL is the Hazard Ranking System, which evaluates the relative potential for uncontrolled hazardous substances to pose a threat to human health or the environment pursuant to a scoring system based on factors grouped into three factor categories: (1) likelihood of release, (2) waste characteristics, and (3) targets. As of December 1989, the EPA had proposed or identified approximately 30,000 sites for preliminary assessment (including approximately 6,500 solid waste landfills). These sites are compiled on the Comprehensive Environmental Response, Compensation and Liability Information System (CERCLIS) list. The identification of a site on the CERCLIS list indicates only that the site has been brought to the attention of the EPA and does not necessarily mean that an actual health or environmental threat currently exists or has ever existed. Like many of the landfills in the State of Illinois the Company's Countryside and Leroy Brown landfills were placed on the CERCLIS list.

     The Countryside landfill in Grayslake, Illinois was proposed for preliminary assessment in 1979 and underwent a preliminary assessment in 1983 and a site inspection in 1986 under the EPA's program. The EPA has not taken any further action with respect to the evaluation of the Countryside landfill since 1986. Based on its review of the wastes deposited at the Countryside landfill, the hydrogeological structure of the site, the facility's design, and a report received by the Company from its independent environmental consultant at the time the Company acquired the landfill, the Company does not believe that the outcome of the EPA's evaluation of the Countryside landfill will result in it being proposed for listing on the NPL or have any material adverse impact on the operation of the landfill.

     The Company's records indicate that in 1977 and 1978, the Leroy Brown landfill in Macomb, Illinois accepted 40 drums of material that would now be classified as hazardous waste, and a small quantity of hazardous waste was accepted by the landfill between 1987 and 1989. A screening site inspection was performed by the Illinois Environmental Protection Agency ("IEPA") in 1989. That inspection and further testing disclosed the presence of minimal contamination of groundwater beneath the landfill. At this time, neither the EPA nor the IEPA has recommended or required any remedial action, beyond normal closure and post-closure monitoring, on the part of the Company with respect to any hazardous substance present at the disposal facility. However, because of the acceptance of the drums and the limited amount of hazardous waste at the site, the IEPA could demand that the Company obtain a permit for a hazardous waste facility. The process of securing this permit could take several years and could result in significant expenditures. The IEPA could also require the Company to develop and execute a closure and post-closure plan, which is separate and apart from the plan already approved by the IEPA for the non-hazardous landfill. The costs of developing and executing a new closure and post-closure plan are dependent, in part, on the area of the existing site that would be required to be closed and monitored as a hazardous waste facility and are uncertain at this time.

     In November 1993, a subsidiary of the Company acquired Kitsap County Sanitary Landfill, Inc. ("KCSL"), which owns the Olympic View landfill. Landfill operations at the Olympic View landfill began in the 1960s, at which time the site was known as the "Barney White" site. The Barney White site was closed in 1985 after reaching its capacity. A flexible membrane liner was installed in late 1991, as an enhancement to the existing natural soil cap, in order to minimize the production of leachate following detection of a small amount of hazardous materials in groundwater monitoring wells. The Company believes that it can avoid costly remediation through the maintenance of the cap on the old site, the design of an appropriate monitoring program and the institution of a program of controls at the site, which should prevent harmful leaching.

     In addition, from May 1979 to May 1994, KCSL operated the Hansville County landfill under a lease agreement with Kitsap County, Washington. Under the agreement, KCSL was required to operate the landfill until 1989, when the operation was replaced by a transfer station. The lease agreement did not include provisions relating to closure costs and post-closure monitoring. However, KCSL funded the closure costs and, at the request of the landfill-permitting agency, implemented certain measures in response to minor groundwater contamination detected near the site. The Company believes KCSL has met its obligations by implementing such measures. There can be no assurance, however, that state or federal environmental authorities will not require KCSL to finance additional investigation or remedial action at the site. KCSL has been indemnified by the landfill's previous owner against costs in excess of $500,000 that may be incurred by KCSL to mitigate any required action. The Company placed $500,000 in escrow at the closing of the KCSL acquisition to fund any indemnified costs KCSL may be required to bear relating to the Hansville County landfill.

     (3) The Federal Water Pollution Control Act of 1972 (the "Clean Water Act"). The Clean Water Act establishes rules for regulating the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including non-hazardous solid waste disposal sites. Should run-off from the Company's landfills or transfer stations be discharged into surface waters, the Clean Water Act could require the Company to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In November 1990, the EPA issued additional rules, which established standards for storm water runoff from landfills and which require landfills to obtain storm water discharge permits, unless they are covered under a storm water general permit issued by the EPA. In addition, if a Company landfill or transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, if development of a landfill may alter or affect "wetlands," a permit may have to be obtained before such development may be commenced. This requirement is likely to affect the construction or expansion of many landfill sites. The Clean Water Act provides civil, criminal, and administrative penalties for violations of its provisions.

     (4) The Clean Air Act. The Clean Air Act provides for the federal, state, and local regulation of the emission of air pollutants. The Company's soil remediation facilities are required to obtain air emission permits for operation under these regulations. These regulations also may impose emission limitations and monitoring and reporting requirements on various of the Company's other operations, including its landfills and waste collection vehicles. The EPA has construed the Clean Air Act to apply to landfills. In May 1991, the EPA proposed guidelines for new source performance standards regulating the emission of air pollutants from solid waste landfills. The regulations, as revised, are expected to be finalized in early 1997. If the proposed regulations are adopted by the EPA, they must be implemented by the states. These guidelines, combined with the new permitting programs established under the 1990 Clean Air Act Amendments, will likely subject solid waste landfills to new permitting requirements and, in some instances, require installation of methane gas recovery systems. The Clean Air Act Amendments could also result in the imposition of strict requirements on many activities that have heretofore been largely unregulated, as well as imposing more stringent requirements on, among other activities, motor vehicle emissions. These costs are not anticipated to adversely affect the Company.

     (5) The Occupational Safety and Health Act of 1970 (the "OSHA Act"). The OSHA Act authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various of these standards, including standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to the Company's operations.

  State and Local Regulation

     The states in which the Company operates have their own laws and regulations governing hazardous and non-hazardous solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liability for such matters. The states also have adopted regulations governing the siting, design, operation, maintenance, closure, and post-closure maintenance of landfills and transfer stations. The Company's facilities and operations are likely to be subject to many, if not all, of these types of requirements. In addition, the Company's collection and landfill operations may be affected by the trend in many states toward requiring the development of waste reduction and recycling programs. For example, several states recently have enacted laws that require counties to adopt comprehensive plans to reduce, through waste planning, composting, recycling, or other programs, the volume of solid waste deposited in landfills. Additionally, the disposal of yard waste in solid waste landfills has recently been banned in several states. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling have also been considered from time to time by Congress and the EPA.

     Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of hazardous and non-hazardous solid wastes generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Additionally, certain state and local governments have enacted "flow control" regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific disposal sites. In May 1994, the U.S. Supreme Court ruled that a flow control ordinance was unconstitutional. Challenges to other such laws are pending. The outcome of pending litigation and the likelihood that other such laws will be passed and will survive constitutional challenge are uncertain. The U.S. Congress has from time to time and is currently considering legislation authorizing states to adopt such regulations, restrictions, or taxes on the importation of extraterritorial waste, and granting states and local governments authority to enact partial flow control legislation. To date, such Congressional efforts have been unsuccessful. The U.S. Congress' adoption of such legislation allowing for restrictions on importation of extraterritorial waste or certain types of flow control, or the adoption of legislation affecting interstate transportation of waste at the federal or state level, could adversely affect the Company's solid waste management services, including collection, transfer, disposal and recycling operations, and in particular the Company's ability to expand landfill operations acquired in certain areas.

     Many states and local jurisdictions in which the Company operates have enacted "fitness" laws that allow agencies having jurisdiction over waste services contracts or site permits to decline to award such contracts or deny or revoke such permits on the basis of an applicant's (or permit holder's) environmental or other legal compliance history. These laws authorize the agencies to make determinations of an applicant's fitness to be awarded a contract or to operate a facility and to deny or revoke a contract or permit because of unfitness absent a showing that the applicant has been rehabilitated through the adoption of various operating policies and procedures put in place to assure future compliance with applicable laws and regulations.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

     In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings or other aspects of operating results. Such statements are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. As noted elsewhere in this report, all phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

     The following discussion outlines certain factors that in the future could affect the Company's consolidated results for 1996 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Company:

  No Assurance of Successful Management and Maintenance of Growth

     USA Waste has experienced rapid growth, primarily through acquisitions. USA Waste's financial results and prospects depend in large part on its ability to successfully manage and improve the operating efficiencies and productivity of these acquired operations. In particular, there can be no assurance that USA Waste will be able to successfully integrate the operations of Chambers Development Company, Inc. ("Chambers"), USA Waste's largest acquisition to date (the "Chambers Merger"), or that USA Waste will be able to successfully integrate the operations of Western Waste Industries if the Merger with Western (the "Western Merger") is consummated. Moreover, the ability of USA Waste to continue to grow will depend on a number of factors, including competition from other waste management companies, availability of attractive acquisition opportunities, availability of working capital, ability to maintain margins and the management of costs in a changing regulatory environment. USA Waste is continually seeking acquisition opportunities and believes that there exist a substantial number of potentially attractive consolidation opportunities in the solid waste management industry. USA Waste may pursue significant acquisitions if they can be achieved on acceptable terms. There can be no assurance that USA Waste will be able to continue to expand and successfully integrate operations.

  Need for Capital; Debt Financing

     The long-term debt of USA Waste, including current maturities, at December 31, 1995 was approximately $373.8 million. USA Waste expects to require additional capital from time to time to pursue its acquisition strategy and to fund internal growth. A portion of USA Waste's future capital requirements may be provided through future debt incurrences or issuances of equity securities. There can be no assurance that USA Waste will be successful in obtaining additional capital through such debt incurrences or issuances of additional equity securities.

     In addition, a large portion of the Company's existing indebtedness at December 31, 1995 is priced at variable interest rates that fluctuate as general interest rates change (see Note 5 to the consolidated financial statements). As a result an increase in interest rates could adversely impact the Company's earnings in the future.

  Profitability May be Affected by Competition

     The waste management industry is highly competitive and requires substantial capital resources. The industry consists of a few large national waste management companies as well as numerous local and regional companies of varying sizes and financial resources. The two largest national waste management companies have significantly greater financial resources than USA Waste. Competition may also be affected by the increasing national emphasis on recycling, composting, incineration, and other waste reduction programs that could reduce the volume of solid waste collected or deposited in landfills.

  Potential Adverse Effect of Government Regulation

     USA Waste's operations are subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines on the combined company or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters.

  Potential Environmental Liability

     USA Waste is subject to liability for environmental damage that its landfills, transfer stations and collection operations have caused or may cause nearby landowners, particularly as a result of the contamination of drinking water sources or soil, including damage resulting from conditions existing prior to the acquisition of such assets or operations. Liability may also arise from any off-site environmental contamination caused by pollutants or hazardous substances under circumstances where transportation, treatment or disposal was arranged for by USA Waste or predecessor owners of operations or assets acquired by USA Waste. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of USA Waste.

  Benefit of the Western Merger May Not be Achieved

     USA Waste expects to derive substantial benefits from the Western Merger. Whether the anticipated benefits of the Merger are ultimately achieved will depend on a number of factors, including the ability of the combined companies to achieve administrative cost savings, rationalization of collection routes, insurance and bonding cost reductions, lower interest expense and general economics of scale, the ability of the combined companies to retain municipal contracts and generally to capitalize on the combined asset base and strategic position of the combined entity.

     In 1995, Western derived approximately 49% of its revenues from municipal and regional authority contracts. The combined company is expected to generate approximately 20% of its revenues from municipal and regional authority contracts. Many municipal franchise agreements are of fixed duration and are subject to negotiation and renewal, and competitive bidding and may contain change of control provisions requiring a consent for transactions such as the Merger. There can be no assurance that such franchise agreements will be renewed or that necessary consents will be obtained, or that obtaining such renewals or consents will not result in these agreements containing terms less favorable to the combined company than Western's existing franchise agreements.

  Shares Eligible for Future Sale May Adversely Affect Market Price of Stock

     Sales of substantial amounts of USA Waste Common Stock in the public market could adversely affect the market price of such stock. USA Waste recently filed a shelf registration statement for the benefit of certain stockholders relating to 4,000,000 shares of USA Waste Common Stock. Such shares are immediately saleable in the open market. In addition, USA Waste has a shelf registration statement covering approximately 5,200,000 shares of USA Waste Common Stock that may be used for acquisitions. In the event the market price of USA Waste stock were adversely affected by such sales, the Company's access to equity capital markets could be adversely affected, and issuances of stock by USA Waste in connection with acquisitions, or otherwise, could dilute earnings per share.

ITEM 2. PROPERTIES.

     The principal property and equipment of the Company consists of land (primarily landfill sites, transfer stations, and bases for collection operations), buildings, and soil remediation facilities, and vehicles and equipment. The Company owns or leases real property in most states in which it is doing business. At December 31, 1995, 26 solid waste landfills, aggregating approximately 13,324 total acres, including approximately 2,121 permitted acres, were owned by the Company and 3 landfills, aggregating approximately 655 total acres, including approximately 171 permitted acres, were operated by the Company or leased from parties not affiliated with the Company.

     The Company leases approximately 27,550 square feet of office space in Dallas for its executive office under an eight year lease expiring in 2003. The Company owns real estate, buildings, and other physical properties that it employs in substantially all of its solid waste collection operations. The Company also leases a portion of its transfer stations, offices, and garage and shop facilities. For the year ended December 31, 1995, aggregate annual rental payments on real estate leased by the Company was approximately $581,000.

     The Company owns approximately 1,800 items of equipment, including waste collection vehicles and related support vehicles, as well as bulldozers, compactors, earth movers, and related heavy equipment and vehicles used in landfill operations. The Company has more than 285,000 steel containers in use, ranging from one to 45 cubic yards, and a number of stationary compactors and self-dumping hoppers.

     The Company believes that its vehicles, equipment, and operating properties are well maintained and adequate for its current operations. However, the Company expects to make substantial investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to various litigation matters arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial condition. In the normal course of its business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings involving federal, state, or local agencies. To date, the Company has not been required to pay any material fine or had a judgment entered against it for violation of any environmental law. From time to time the Company also may be subjected to actions brought by citizen's groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. The Company also may be subject to claims for personal injury or property damage arising out of accidents involving its vehicles.

     On or about March 8, 1993, an action was filed in the United States District Court for the Western District of Pennsylvania, captioned Option Resource Group, et al. v. Chambers Developement Company, Inc., et al., Civil Action No. 93-354. This action was brought by a market maker in options in Chambers stock and two of its general partners and asserts federal securities law and common law claims alleging that Chambers, in publicly disseminated materials, intentionally or negligently misstated its earnings and that Chambers' officers and directors committed mismanagement and breach of fiduciary duties. These plaintiffs allege that, as a result of large amounts of put options traded on the Chicago Board of Options Exchange between March 13 and March 18, 1992, they engaged in offsetting transactions resulting in approximately $2.1 million in losses. The plaintiffs in Option Resource Group had successfully requested exclusion from a now settled class action of consolidated suits instituted on similar claims ("Class Action") and Option Resource Group is continuing as a separate lawsuit. The case is currently near the end of the discovery stage. In response to discovery on damages, the plaintiffs reduced their damages claim to $433,000 in alleged losses, plus interest and attorneys' fees, for a total damage claim of $658,000, as of August 21, 1995. The Company intends to continue to vigorously defend against this action, and management believes the ultimate resolution of this suit will not have a material adverse effect on the Company's financial position or results of operations.

     On August 3, 1995, Frederick A. Moran and certain related persons and entities filed a lawsuit against Chambers, certain former officers and directors of Chambers, and Grant Thornton, LLP, in the United States District Court for the Southern District of New York under the caption Moran, et al. v. Chambers, et al., Civil Action No. 95-6034. The plaintiffs, who claim to represent approximately 484,000 shares of Chambers common stock, requested exclusion from the settlement agreement which resulted in the resolution of the Class Action and have asserted that they have incurred losses attributable to shares purchased during the class period and certain additional losses by reason of alleged management misstatements during and after the class period. The claimed losses include damages to Mr. Moran's business and reputation. The Judicial Panel on Multidistrict Litigation has transferred this case to the United States District Court for the Western District of Pennsylvania. The Company has filed its answer and intends to vigorously defend these claims. The case is currently in discovery. Management of the Company believes that ultimate resolution of such complaint will not have a material adverse effect on the Company's financial position or results of operations.

     On or about February 1, 1996, an action was filed in the Circuit Court of Cook County, Illinois, captioned Allabastro v. USA Waste Services, Inc., Action No. 96L01165. The plaintiff alleges to have entered into an oral agreement with the Company for brokerage services and is demanding a fee of $950,000 based on the alleged contract and on common law for acting as a broker/advisor to the Company in its 1993 purchase of an Indiana landfill and hauling operation from Chambers. Based on the same facts, the plaintiff is also demanding an additional $36,250,000 fee in connection with the June 1995 merger of Chambers with the Company. The plaintiff is also seeking unspecified damages for acting as a management advisor to the Company in its procurement of a landfill renovation/operation contract in Charleston, West Virginia. Interest and other costs are also demanded. The case has not yet entered the discovery stage. The Company intends to vigorously defend against this action, and management believes the ultimate resolution of this suit will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the shareholders of USA Waste during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names and ages, as of March 1, 1996, of the Company's executive officers (as defined by regulations of the Securities and Exchange Commission), the positions they hold with the Company and summaries of their business experience.

     John E. Drury, age 51, has been Chairman of the Board since June 30, 1995, and Chief Executive Officer and a director of USA Waste since May 27, 1994. From 1991 to May 1994, Mr. Drury served as a Managing Director of Sanders Morris Mundy Inc. ("SMMI"), a Houston based investment banking firm. Mr. Drury served as President and Chief Operating Officer of Browning-Ferris Industries, Inc. ("BFI") form 1982 to 1991, during which time he had chief responsibility for all solid waste operations.

     Donald F. Moorehead, Jr., age 45, has been Vice Chairman of the Board since June 30, 1995, and Chief Development Officer since May 27, 1994. From October 1, 1990 to June 30, 1995, he was also Chairman of the Board, and from October 1, 1990 to May 27, 1994, he was Chief Executive Officer. Mr. Moorehead was Chairman of the Board and Chief Executive Officer of Mid-American Waste Systems, Inc. ("Mid-American") from the inception of Mid-American in December 1985 until August 1990 and continued as a director until February 1991.

     David Sutherland-Yoest, age 39, has been President, Chief Operating Officer and a director since May 27, 1994. Prior to joining USA Waste, he was President, Chief Executive Officer and a director of Envirofil, Inc. ("Envirofil"). He joined Envirofil in January 1993 and was elected a director in March 1993. From September 1989 to June 1992, Mr. Sutherland-Yoest served as President of Browning-Ferris Industries, Ltd. ("BFI Ltd."), the Canadian subsidiary of BFI. From January through September 1989, Mr. Sutherland-Yoest served as Vice-President, Corporate Development, for Laidlaw Waste Systems, Inc. From 1987 to September 1989, Mr. Sutherland-Yoest was Laidlaw's Regional Vice-President-Atlantic Region, located in Columbus, Ohio. From 1981 to 1987, Mr. Sutherland-Yoest served as District Manager-Vancouver and District Manager-Calgary for BFI Ltd.

     Charles A. Wilcox, age 43, has been Executive Vice President -- Operations since December 1,1994. From April 1981 until November 1994, Mr. Wilcox held positions with BFI including Managing Director of B.F.S.A. Ltd. (October 1984 to December 1987) and Regional Vice President, Pacific Region (October 1988 to June
1993). Other assignments with BFI included District Manager, New Orleans; President -- Special Services, Corporate; and Division Vice
President -- Northern Florida.

     Earl E. DeFrates, age 52, has been Executive Vice President and Chief Financial Officer since May 1994. From October 1990 to April 1995, he was also Secretary. Mr. DeFrates joined USA Waste as Vice President -- Finance in October 1990 and was elected Executive Vice President in May 1994. Prior thereto, Mr. DeFrates was employed by Acadiana Energy Inc. (formerly Tatham Oil & Gas, Inc.) serving in various officer capacities including the company's Chief Financial Officer, since 1980.

     Gregory T. Sangalis, age 40, has been Vice President, General Counsel and Secretary since April 4, 1995. Prior to joining USA Waste, Mr. Sangalis was employed by the solid waste subsidiary of WMX Technologies, Inc. serving in various legal capacities since 1986 and including Group Vice President and General Counsel from August 1992 to April 1995. Prior to joining WMX, he was General Counsel of Peavey Company and had been engaged in the private practice of law in Minnesota.

     Bruce E. Snyder, age 40, has been Vice President, Corporate Controller, and Chief Accounting Officer of USA Waste since July 1, 1992. Prior to joining USA Waste, Mr. Snyder was employed by the international accounting firm of Coopers & Lybrand L.L.P., serving there since 1989 as an audit manager. From 1985 to 1989, Mr. Snyder held various financial positions with a privately held real estate development and management company in Oklahoma City, Oklahoma, and its affiliated companies, ultimately serving as Senior Vice President.

     Hubert J. Bourque, age 46, has been Vice President -- Environmental Affairs and Chief Compliance Officer since May 1994. From January 1993 to May 1994, Mr. Bourque was Chief Compliance Officer and Senior Vice President of Environmental Affairs for Envirofil. From June 1990 to December 1992, Mr. Bourque was Divisional Vice President -- Environmental Affairs for BFI Ltd. From 1984 to 1990, Mr. Bourque was responsible for the direction of a technical group of 15 consulting professionals whose work involved solid waste planning, landfill and transfer station design, and hazardous waste management for clients in North America, the Middle East, the Caribbean and Southeast Asia.

     James R. Jones, age 51, has been Vice President -- Engineering Services since August 1994. From September 1992 through May 1994, Mr. Jones served as Vice President, Operations Manager for the Kansas City area of Woodward-Clyde Consultants. He joined Woodward-Clyde in January 1992 as Vice President, National Practice Manager -- Solid Waste. From 1990 to August 1991, Mr. Jones participated in the start-up of Equivest Waste Solutions, Inc., which merged with Geowaste, Inc. in August 1991. From January 1974 to February 1990, he served in various positions with BFI, including Divisional Vice President, Engineering from 1980 to 1990.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "UW." The following table sets forth the range of the high and low per share sales prices for the Common Stock as reported by the NYSE.

                                                                      HIGH       LOW
                                                                     ------     ------
    1994
      First Quarter................................................  $15.00     $11.13
      Second Quarter...............................................   13.38      10.38
      Third Quarter................................................   15.13      11.50
      Fourth Quarter...............................................   15.13      11.00
    1995
      First Quarter................................................  $12.38     $10.00
      Second Quarter...............................................   16.63      11.50
      Third Quarter................................................   21.88      14.63
      Fourth Quarter...............................................   22.50      17.00
    1996
      First Quarter (through March 14, 1996).......................  $24.63     $17.25

     On March 14, 1996, the closing sale price as reported on the NYSE was $23.63 per share. The number of holders of record of Common Stock based on the transfer records of the Company at March 14, 1996, was 3,846.

     The Company has never paid cash dividends on its Common Stock, and the Company's Board of Directors presently intends to retain any earnings in the foreseeable future for use in the Company's business. Payment of dividends on the Common Stock is restricted by terms of the Company's revolving credit facility. See Note 5 to the consolidated financial statements of the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The Selected Consolidated Financial Data set forth below include the accounts of the Company and the businesses acquired in transactions accounted for as poolings of interests as if such businesses had been combined since their inception. The accounts of the businesses acquired in transactions accounted for as purchases are included from their respective dates of acquisition.

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------
                                                1995        1994         1993        1992        1991
                                              --------    ---------    --------    --------    --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Operating revenues........................  $457,099    $ 434,224    $382,234    $351,359    $270,037
                                              --------    ---------    --------    --------    --------
  Costs and Expenses:
     Operating..............................   253,884      257,370     217,345     208,928     230,129
     General and administrative.............    62,178       71,500      66,968      75,426      23,332
     Merger costs...........................    25,073        3,782          --          --          --
     Unusual items..........................     4,733        8,863       2,672      51,047          --
     Depreciation and amortization..........    56,378       56,139      52,222      44,139      39,209
                                              --------    ---------    --------    --------    --------
                                               402,246      397,654     339,207     379,540     292,670
                                              --------    ---------    --------    --------    --------
  Income (loss) from operations.............    54,853       36,570      43,027     (28,181)    (22,633)
                                              --------    ---------    --------    --------    --------
  Other income (expense):
     Shareholder litigation settlement and
       other litigation related costs.......        --      (79,400)     (5,500)    (10,853)         --
     Interest expense:
       Nonrecurring interest................   (10,994)      (1,254)         --          --          --
       Other................................   (30,354)     (32,804)    (35,975)    (35,840)    (33,413)
     Interest income........................     2,666        2,641       3,539       5,435      11,814
     Other income, net......................     2,699        1,877       1,915       1,699       1,130
                                              --------    ---------    --------    --------    --------
                                               (35,983)    (108,940)    (36,021)    (39,559)    (20,469)
                                              --------    ---------    --------    --------    --------
  Income (loss) before income taxes.........    18,870      (72,370)      7,006     (67,740)    (43,102)
  Provision for (benefit from) income
     taxes..................................   (11,393)       3,908       6,018         479       4,913
                                              --------    ---------    --------    --------    --------
  Income (loss) from continuing
     operations.............................  $ 30,263    $ (76,278)   $    988    $(68,219)   $(48,015)
                                              ========    =========    ========    ========    ========
  Income (loss) from continuing operations
     per common share.......................  $   0.55    $   (1.55)   $   0.01    $  (1.60)   $  (1.07)
                                              ========    =========    ========    ========    ========
  Weighted average number of common and
     common equivalent shares outstanding...    55,270       49,671      45,885      42,707      44,990
                                              ========    =========    ========    ========    ========
BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital (deficit).................  $ 14,879    $  (4,601)   $ 26,932    $ 61,459    $141,845
  Intangible assets, net....................   118,778       93,416      70,566      45,049      41,311
  Total assets..............................   908,037      785,616     748,932     739,057     769,094
  Long-term debt, including current
     maturities.............................   373,785      410,714     402,800     411,341     424,368
  Stockholders' equity......................   402,849      164,349     224,550     202,547     239,395

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion reviews the Company's operations for the three years ended December 31, 1995, and should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein. The Company has restated its previously issued financial statements for years prior to 1995 to reflect the acquisition of Chambers, consummated June 30, 1995, and accounted for under the pooling of interests method of accounting.

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under "Business -- Factors Influencing Future Results and Accuracy of Foward-Looking Information" included in Item 1 of this report.

INTRODUCTION

     The Company provides non-hazardous solid waste management services, consisting of collection, transfer, disposal, recycling, and other miscellaneous services in 21 states. Since August 1990, the Company has experienced significant growth principally through the acquisition and integration of solid waste businesses and is now the fourth largest non-hazardous solid waste company in North America. The Company owns or operates 29 landfills, 22 transfer stations, and 44 collection companies serving more than 500,000 customers.

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

     The Company's revenues from its landfill operations consist of disposal fees (known as tipping fees) charged to third parties and are normally billed monthly. Tipping fees are based on the volume or weight of solid waste being disposed of at the Company's landfill sites. Fees are charged at transfer stations based on the volume or weight of solid waste deposited, taking into account the Company's cost of loading, transporting, and disposing of the solid waste at a landfill. Intercompany revenues between the Company's landfill, transfer, and collection operations have been eliminated in the financial statements presented herein.

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

     The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percent for the various Consolidated Statements of Operations items.

                                                 PERIOD TO PERIOD INCREASE (DECREASE)
                                          ---------------------------------------------------
                                           FOR THE YEARS ENDED          FOR THE YEARS ENDED
                                            DECEMBER 31, 1995            DECEMBER 31, 1994
                                                AND 1994                     AND 1993
                                          ---------------------       -----------------------
Operating revenues......................  $ 22,875          5.3%      $ 51,990           13.6%
                                          --------                    --------
Costs and expenses:
  Operating.............................    (3,486)        (1.4)        40,025           18.4
  General and administrative............    (9,322)       (13.0)         4,532            6.8
  Merger costs..........................    21,291        563.0          3,782             --
  Unusual items.........................    (4,130)       (46.6)         6,191          231.7
  Depreciation and amortization.........       239          0.4          3,917            7.5
                                          --------                    --------
                                             4,592          1.2         58,447           17.2
                                          --------                    --------
Income from operations..................    18,283         50.0         (6,457)         (15.0)
                                          --------                    --------
Other income (expense):
  Shareholder litigation settlement and
     other litigation related costs.....    79,400        100.0        (73,900)      (1,343.6)
  Interest expense:
     Nonrecurring interest..............    (9,740)      (776.7)        (1,254)            --
     Other..............................     2,450          7.5          3,171            8.8
  Interest income.......................        25          0.9           (898)         (25.4)
  Other income, net.....................       822         43.8            (38)          (2.0)
                                          --------                    --------
                                            72,957         67.0        (72,919)        (202.4)
                                          --------                    --------
Income (loss) before income taxes.......    91,240        126.1        (79,376)      (1,133.0)
Provision for (benefit from) income
  taxes.................................   (15,301)      (391.5)        (2,110)         (35.1)
                                          --------                    --------
Net income (loss).......................  $106,541        139.7%      $(77,266)      (7,820.4)%
                                          ========                    ========

     The following table presents for the periods indicated, the percentage relationship that the various Consolidated Statements of Operations items bear to operating revenues.

                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                          1995          1994          1993
                                                          -----         -----         -----
Operating revenues:
  Disposal..............................................   31.9%         25.4%         26.9%
  Waste collection......................................   51.9          52.9          52.2
  Transfer station......................................   10.2          16.2          14.5
  Other.................................................    6.0           5.5           6.4
                                                          -----         -----         -----
                                                          100.0         100.0         100.0
                                                          -----         -----         -----
Costs and expenses:
  Operating.............................................   55.6          59.3          56.8
  General and administrative............................   13.6          16.5          17.5
  Merger costs..........................................    5.5           0.9            --
  Unusual items.........................................    1.0           2.0           0.7
  Depreciation and amortization.........................   12.3          12.9          13.7
                                                          -----         -----         -----
                                                           88.0          91.6          88.7
                                                          -----         -----         -----
Income from operations..................................   12.0           8.4          11.3
                                                          -----         -----         -----
Other income (expense):
  Shareholder litigation settlement and other litigation
     related costs......................................     --         (18.3)         (1.4)
  Interest expense:
     Nonrecurring interest..............................   (2.4)         (0.3)           --
     Other..............................................   (6.7)         (7.5)         (9.4)
  Interest income.......................................    0.6           0.6           0.9
  Other income, net.....................................    0.6           0.4           0.5
                                                          -----         -----         -----
                                                           (7.9)        (25.1)         (9.4)
                                                          -----         -----         -----
Income (loss) before income taxes.......................    4.1         (16.7)          1.9
Provision for (benefit from) income taxes...............   (2.5)          0.9           1.6
                                                          -----         -----         -----
Net income (loss).......................................    6.6%        (17.6)%         0.3%
                                                          =====         =====         =====

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1995

  Operating Revenues

     Operating revenues were $457,099,000 in 1995, an increase of $22,875,000, or 5.3%, as compared to 1994, and were $434,224,000 in 1994, an increase of $51,990,000, or 13.6%, as compared to 1993. The increase in operating revenues for both years is attributable to the effect of new acquisitions, less dispositions, and the growth in operating revenues from comparable operations, excluding the negative impact of certain businesses in New Jersey. Acquisitions during 1995 and 1994 accounted for increases of $38,300,000 and $72,600,000, respectively, in operating revenues, while dispositions in 1995 and 1994 accounted for decreases of $13,600,000 and $14,600,000, respectively, in operating revenues compared to the respective prior years.

     Operating revenues from comparable operations were most significantly effected by certain businesses in New Jersey. Operating revenues in New Jersey were negatively impacted as a result of contract renegotiations and terminations in 1994 and 1993.

     In December 1993, Chambers entered into a new three-year agreement at a rate reduced from its existing contract for the municipal solid waste from Bergen County, New Jersey, effective March 1994. A contract for the transportation and disposal of ash generated by a local incinerator was lost in March 1994. Another local solid waste contract for a local county expired in December 1993, and still another local county began redirecting waste to a competitor's landfill, commencing December 1, 1993.

     On December 31, 1993, Chambers sold two transfer stations in Morris County, New Jersey, to the Morris County Municipal Utilities Authority. Chambers agreed to operate the transfer stations and provide certain transportation services at a reduced rate until the county's long-term solid waste system is in operation, or until December 31, 1996, if later. Morris County assumed operations of the transfer stations on January 1, 1995, but Chambers continued providing transportation services. Therefore, in 1995, operating revenues do not include the pass-through of disposal and other costs necessary to operate the transfer stations. Morris County has an option to extend the transportation agreement for two six-month periods beyond 1996, if its solid waste system is not operational. The operating revenues for the two transfer stations have declined from approximately $42,100,000 in 1993 to $35,600,000 in 1994, to approximately $13,000,000 in 1995. The combined negative impact of these contract renegotiations and terminations was a decrease of operating revenues of $39,200,000 from 1994 to 1995 and $40,200,000 from 1993 to 1994. It is expected that the operating revenues for these New Jersey businesses will not be significantly different in 1996 as compared to 1995, provided that Morris County's solid waste system is not yet operational.

     The components of the change in operating revenues are as follows:

                                                                1995 VS. 1994    1994 VS. 1993
                                                                -------------    -------------
    Price....................................................         1.8%             0.9%
    Volume...................................................         6.8              8.0
    Acquisitions, net of dispositions........................         5.7             15.2
    Certain New Jersey businesses............................        (9.0)           (10.5)
                                                                    -----           ------
               Total change..................................         5.3%            13.6%
                                                                    =====           ======

  Operating Costs and Expenses

     Operating costs and expenses decreased $3,486,000, or 1.4%, in 1995 as compared to 1994, and increased $40,025,000 in 1994, or 18.4%, as compared to 1993. The decrease in operating costs and expenses in 1995 is attributable to a $5,700,000 decrease due to the increased utilization of internal disposal capacity and reduced operating costs and expenses for the Chambers operations of approximately $5,000,000 since the Chambers Merger (excluding reduction in costs in New Jersey of approximately $21,500,000). These decreases are offset by increased operating costs and expenses as a result of new acquisitions, net of dispositions. The impact of acquisitions also explains the increase in operating costs and expenses in 1994. New business acquisitions resulted in an increase in operating costs and expenses of $26,100,000 in 1995 and $45,600,000 in 1994 while dispositions resulted in a decrease of $7,400,000 in 1995 and $12,600,000 in 1994. Operating costs and expenses for comparable operations accounted for the remainder of the increase of $10,000,000.

     As a percentage of operating revenues, operating costs and expenses increased from 56.8% in 1993 to 59.3% in 1994 and decreased to 55.6% in 1995. The emphasis in internalization and operating efficiency improvements at the Chambers existing operations after the Chambers Merger in 1995 contributes to the decrease in operating costs as a percent of operating revenues. Another factor affecting the percent of operating costs and expenses as a percentage of operating revenues is the strategic business decisions to exit or reduce operations in certain markets in 1994 where margins were not as high, thereby improving the relationship between operating costs and revenues. For example, in September 1994, the Company determined that it would exit the market in Phoenix, Arizona, which resulted in the reduction of operating costs and decreased the percentage of operating costs as compared to operating revenues in 1995, as compared to 1994. Another factor affecting the relationship of operating costs and expenses as a percentage of operating revenues is the Company's percentage of operating revenues generated by type of service. The Company's operating revenues from disposal operations decreased from 26.9% in 1993 to 25.4% in 1994 and then increased to 31.9% in 1995. This affects the relationship between operating costs and expenses and operating revenues since disposal operations generally have lower cost margins than collection and transfer station operations.

     Harsh weather conditions in the first quarter of 1994 adversely affected operating costs in certain markets. In the second quarter of 1994, the Company experienced higher operating costs in two of its larger collection operations due to higher labor costs and certain variable expenses, which were not offset by a corresponding increase in operating revenues. In addition, certain businesses acquired in late 1994 had relatively higher operating costs as operational cost improvements had not yet been fully implemented by the Company.

  General and Administrative

     General and administrative expenses decreased $9,322,000 in 1995, as compared to 1994, and increased $4,532,000 in 1994 as compared to 1993. The decrease in 1995 is the result of the Company's ability to integrate operating revenues from acquisitions without a proportionate increase in general and administrative expenses and cost reductions in connection with the Chambers Merger. In 1994, general and administrative expenses increased due to business acquisitions which accounted for an increase of $7,700,000 and by accrued contributions of $2,300,000 in the fourth quarter of 1994.

     General and administrative expenses as percentage of operating revenues decreased from 17.5% in 1993 to 16.5% in 1994 and to 13.6% in 1995. This decrease has been as a result of the Company's ability to integrate new operating revenues without a corresponding increase in general and administrative costs and cost savings resulting from mergers completed in 1995 (Chambers) and 1994 (Envirofil, Inc.).

  Merger Costs

     In 1995, the Company incurred approximately $25,100,000 in merger costs in the second quarter related to the Chambers Merger, which included $11,900,000 of transaction costs, $9,500,000 of severance and other termination benefits, and $3,700,000 of costs related to integrating operations. In

1994, the Company incurred $3,782,000 of merger costs in the second quarter related to the acquisition of Envirofil, Inc.

  Unusual Items

     In 1995, the unusual items include $2,800,000 of severance and other termination benefits paid to former Chambers employees in connection with its pre-merger reorganization, $1,300,000 of estimated future losses associated with the renegotiated Bergen County, New Jersey, municipal solid waste contract, and $600,000 of shareholder litigation settlement costs.

     In 1994, unusual items consisted of $8,100,000 for asset impairments and abandoned projects, including a $7,000,000 charge to reduce the carrying value of the Chambers medical and special waste incinerator facility, and restructuring costs of $800,000 relating to severance benefits. Unusual items of $2,700,000 in 1993 consists of $4,900,000 for asset impairments and abandoned projects, $2,100,000 for net losses on asset divesture and contractual commitments, $1,600,000 for special directors and officers insurance premiums, $900,000 for stock compensation expense, $300,000 for restructuring costs relating to severance benefits, and a $7,100,000 credit for net gains on asset divestitures.

  Depreciation and Amortization

     Depreciation and amortization increased $239,000 in 1995 and $3,917,000 in 1994 as compared to the prior years. In 1995, depreciation and amortization decreased due to the change in the estimated useful life of excess cost over net assets of acquired businesses related to certain acquisitions from 25 to 40 years, effective January 1, 1995, which resulted in decreased amortization expense of approximately $1,488,000 for the year. This change in accounting policy substantially offset the normal increase in depreciation and amortization of property and equipment used to generate increased operating revenues. In 1994, the increase is primarily due to new acquisitions.

     Depreciation and amortization, however, decreased as a percentage of operating revenues from 13.7% in 1993 to 12.9% in 1994 and to 12.3% in 1995. The decrease as a percent of operating revenues in 1995 was due to the change in life used to amortize the excess of cost over net assets of acquired businesses from 25 to 40 years and the result of a reduction in the estimates of costs to be incurred to complete construction of certain landfills. In 1994, the decrease is due to the impact of increased airspace projections resulting from future expansions of existing landfill sites.

  Income from Operations

     Income from operations increased $18,283,000 in 1995 and decreased $6,457,000 in 1994 as compared to their respective prior years due to the reasons discussed above. In 1995 and 1994, the Company incurred certain nonrecurring items reported as unusual items and merger costs. Excluding these nonrecurring items, income from operations as a percentage of revenues would be 18.5%, 11.3%, and 12.0% for 1995, 1994, and 1993, respectively. The improvement in recurring operations in 1995 is the result of economies of scale realized by the Company with respect to recent acquisitions, improved operating margins at Chambers locations since the Chambers Merger, the change in useful life of excess cost over net assets of acquired businesses, dispositions of less profitable businesses, and improvements in comparative operations.

  Other Income and Expense

     Other income and expense consists of shareholder litigation settlement, interest expense, interest income, and other income. Shareholder litigation settlement costs were incurred in connection with a settled class action of consolidated suits or similar claims alleging federal securities violations against

Chambers, certain of its officers and directors, its former auditors and the underwriters of its securities. Interest expense consists of recurring and nonrecurring interest. Nonrecurring interest of $10,994,000 and $1,254,000 in 1995 and 1994, respectively consists of various extension fees and other charges related to refinancing the Senior Notes in the second quarter of 1995. Overall, recurring interest expense, gross of amounts capitalized, decreased slightly each year due to reductions in the average effective borrowing rate on the Company's outstanding debt. Capitalized interest for 1995 approximated $6,120,000 compared to $3,977,000 and $3,450,000 for 1994 and 1993, respectively, due to increased development activity incurred in connection with disposal sites. The increase in other income in 1995 is primarily a result of the sale of real estate in Phoenix, Arizona, during the first quarter of 1995.

  Provision for (Benefit from) Income Taxes

     The Company recorded an income tax benefit of $11,393,000 in 1995 compared to an income tax provision of $3,908,000 and $6,018,000 in 1994 and 1993, respectively. Future taxable income was projected utilizing taxable income of 1995 and annualized earnings from acquisitions consummated during 1995. Based on this analysis of taxable income, the Company, during the fourth quarter of 1995, recognized a net deferred tax asset through a $15,600,000 reduction in the valuation allowance. The deferred tax asset is reflected as a current asset on the Company's balance sheet at December 31, 1995. If the Company's current trend of profitability continues, additional net deferred tax assets of up to approximately $93,600,000 could be recognized in future periods.

  Net Income (Loss)

     For the reasons discussed above, net income (loss) improved $106,541,000 for the year ended December 31, 1995 as compared to 1994 and decreased $77,266,000 for the year ended December 31, 1994 as compared to 1993.

VARIATION IN 1995 QUARTERLY NET INCOME (LOSS)

     The Company's operating results during 1995 reflect significant quarterly variations in net income (loss) as reflected below (see Note 15 to the consolidated financial statements for additional information):

                                     QUARTER
                --------------------------------------------------      NET INCOME
                                                                          (LOSS)
                                                                      --------------
                                                                      (IN THOUSANDS)
                First.............................................       $    184
                Second............................................        (27,839)
                Third.............................................         18,902
                Fourth............................................         39,016

     The Company consummated the Chambers Merger on June 30, 1995, restating its first quarter financial results in accordance with pooling of interests accounting and reflecting combined operations with Chambers for the second quarter of 1995. Prior to the merger, Chambers was involved in extensive litigation, had a high level of debt and had been experiencing operating losses. As a result of these losses, Chambers had generated a tax net operating loss carryforward in excess of $230,000,000 at the date of the merger. As disclosed in Note 2 to the consolidated financial statements, Chambers net loss of approximately $5,269,000 in the first quarter of 1995 had a significant impact on the restated first quarter results of the combined entities.

     The net loss of approximately $27,839,000 reported by the Company in the second quarter of 1995 principally results from the Chambers Merger costs of approximately $25,073,000 recognized in the quarter and other unusual charges and nonrecurring interest costs relating to Chambers which were also charged to expense during the quarter. Included in the second quarter merger costs and unusual charges were $9,500,000 and $2,800,000 of severance and other termination benefits costs, respectively. The annualized salary and benefits expense eliminated as a result of these terminations is estimated to be $10,300,000.

     Following the Chambers Merger, the Company initiated a comprehensive plan to improve the operating results of the acquired Chambers businesses. In addition to the terminations discussed above, this plan included closing the Chambers corporate headquarters, adding managers with significant industry experience, aggressively marketing additional volumes to the Chambers landfill sites, refinancing Chambers indebtedness at lower borrowing costs, combining the companies' insurance and bonding programs for additional cost savings, and implementing operational changes and tightening financial controls to improve margins at the Chambers field operations. The Company began to realize the benefits of these post-merger actions in the third quarter. These factors, combined with a series of acquisitions consummated in the third quarter and the utilization of a portion of Chambers' net operating loss carryforwards, contributed to the Company reporting net income of $18,902,000 for the third quarter.

     The Company continued its integration of the Chambers assets in the fourth quarter, again focusing on improving margins at the field locations. In addition, volumes at the Company's landfills continued to increase in the fourth quarter. The Company also consummated an additional acquisition during the quarter and recognized the benefit of a full quarter of operations of the acquisitions closed during the third quarter of 1995. The Company continued a strategy commenced during the third quarter in which a larger percentage of waste collected by the Company was deposited in the Company's own landfills, thereby reducing third party landfill costs and enhancing margins as a percentage of revenues. Moreover, the Company's interest costs declined approximately $2,700,000 in the fourth quarter as the Company reduced indebtedness through the successful completion of an equity offering and the conversion to equity of the Company's subordinated debentures.

     Furthermore, with the Company's profitability improving and based upon an analysis of future taxable income, the Company recognized the benefit of a deferred tax asset in the amount of $15,600,000 during the fourth quarter, significantly increasing fourth quarter 1995 net income to approximately $39,016,000 (see Note 9 to the consolidated financial statements).

     Although the Company's profits in the third and fourth quarter of 1995 showed marked improvements over the earlier 1995 quarters, there can be no assurance that this trend will continue. Furthermore, the Company's anticipated Western Merger will result in additional restatements of previously published financial results and merger costs (which the Company currently estimates at $27,000,000) will be expensed in the period the Western Merger is completed. Actual merger costs may vary from such estimate. In addition, the Company's operations in the first quarter of 1996 have been impacted detrimentally by the harsh winter weather. As a result, future results could reflect significant variations in quarterly earnings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements basically stem from (i) its working capital needs for its ongoing operations, (ii) capital expenditures for cell construction and expansion of its landfill sites, as well as new trucks and equipment for its collection and hauling operations, and (iii) business acquisitions.

     The Company's strategy is to meet these capital needs first from internally generated funds and secondly from various financing sources available to the Company, including the issuance of its Common Stock. It is further part of the Company's strategy to minimize working capital while maintaining available commitments under bank credit agreements to fund any working capital needs in excess of internally generated cash flow.

     At December 31, 1995, the Company's working capital was $14,879,000 (the ratio of current assets to current liabilities was 1.14:1) which compares to a working capital deficit of $4,601,000 (the ratio of current assets to current liabilities was 0.96:1) at December 31, 1994. Working capital was affected by a 19.6% increase in accounts receivable, which consists of a 17.7% increase due to receivables acquired in business combinations, a 4.5% increase due to the increase in operating revenues, excluding certain New Jersey businesses, and a 2.6% decrease related to these New Jersey businesses. The 1994 consolidated financial statements have been restated to reflect the Chambers Merger which was consummated June 30, 1995, and accounted for as a pooling of interests. Prior to the Chambers Merger, Chambers had limited access to capital and maintained a high level of debt, and was working under an intercreditor agreement with its various lenders. At the time of the Chambers Merger, the Company entered into a new $550,000,000 bank credit facility with a consortium of banks and significantly refinanced Chambers indebtedness, funded certain required litigation settlement payments related to Chambers, paid certain costs related to the Chambers Merger and provided the Company with committed but unused funds of $63,553,000 for general corporate purposes, including acquisitions. At June 30, 1995, the Company was highly leveraged, with indebtedness for borrowed money representing almost 80% of the Company's total capitalization (with total capitalization being equal to indebtedness for borrowed money plus stockholders' equity). Subsequent to that date, the Company proceeded with a strategy to reduce its indebtedness, increase its stockholders' equity, strengthen its balance sheet and improve its credit profile.

     In October 1995, the Company completed the sale of 6,345,625 shares of its Common Stock, raising approximately $118,000,000, net of expenses. The proceeds were used to reduce indebtedness, seventy-five percent (75%) of which remains available to redraw for future use under the Company's bank credit facility. Between November 3, 1995 and December 1, 1995, the Company also consummated the conversion of $42,300,000 of 8 1/2% Convertible Subordinated Debentures ("debentures") into its Common Stock, issuing approximately 3,193,000 shares in retirement of the debentures. Earlier in 1995, $6,700,000 of debentures, had been converted into approximately 505,000 shares of Company Common Stock.

     Moreover, the Company increased its stockholders' equity by using approximately $38,000,000 of equity in business acquisitions during the second half of 1995, and added almost $58,000,000 of equity through second half earnings. The Company reported a net loss for the first six months of 1995 of about $27,700,000, principally as a result of merger costs and other unusual charges relating to Chambers.

     As a result of these activities, the Company has increased its stockholders' equity from $164,349,000 at December 31, 1994 (approximately $138,000,000 at June 30, 1995) to $402,849,000 at December 31, 1995. At the same time the Company has reduced its indebtedness for borrowed money (including shareholder litigation indebtedness) from $496,014,000 at December 31, 1994 (approximately $550,000,000 at June 30, 1995) to $373,785,000 at December 31,
1995. Consequently, the Company has significantly reduced its percentage of indebtedness for borrowed money to total capitalization from 75% at December 31, 1994 (approximately 80% at June 30, 1995) to 48% at December 31, 1995. Moreover, at December 31, 1995, the Company had $13,164,000 in cash and cash equivalents and approximately $108,400,000 available for loans under its bank credit facility (expanded to $128,400,000 subsequent to December 31, 1995).

     In December 1995, the Company announced that it had entered into an agreement to merge with Western, another publicly-held solid waste management company. Subject to shareholder approval, the Company expects that the Western Merger will be consummated by April 30, 1996. The Company believes that the Western Merger will further strengthen the Company's balance sheet, cash flow and credit profile. As a result of the pending Western Merger, improved Company profitability and strengthened balance sheet, Standard & Poor's recently increased the Company's credit rating from BB+ to BBB- (investment grade). The Company believes that the improved credit rating will benefit it in future financing arrangements.

     The Company is currently negotiating with its banks to provide a new credit facility (or amendment to its existing facility) to be effective at or near the date of the Western Merger. The Company believes this new facility will be structured as a $700-$750 million revolving credit facility, will be unsecured, will have a term of five years, and will be priced commensurate with the Company's improved credit profile and credit rating.

     The Company anticipates its capital expenditures for 1996 will be approximately $90,000,000, which the Company intends to fund through its internally generated cash flow and available bank credit facility. Almost 65% of the 1996 capital expenditure budget is planned to be spent in the Company's landfill operations for cell construction and certain expansion operations at the Company's landfill sites. Slightly less than 30% of the 1996 capital expenditure budget is allocated to the Company's waste collection and hauling operations, with the balance predominantly allocated to the Company's transfer station operations.

     The Company has also recently announced its intention to enter the New York City solid waste market with the potential acquisition of an existing group of businesses. If consummated, the Company would have a cash obligation of approximately $30,000,000 at closing with contingent consideration payable in the future depending upon the actual performance of the businesses acquired for up to five years after closing. The transaction is subject to certain required approvals and permit issues which make the timing and ultimate consummation of the transaction uncertain at this time. Although the Company remains optimistic, there can be no assurance that the Company will obtain all the required approvals and permits necessary for it to consummate the proposed transaction.

     Part of the Company's business strategy is to grow through acquisitions. The Company has been, and expects to continue to be, an active participant in the consolidation trend ongoing within the industry. The Company has issued equity securities in business acquisitions where appropriate, and expects to do so in the future. Furthermore, the Company's future growth will depend upon its ability to raise additional capital. Management believes that it can arrange the necessary financing required to accomplish its business plan; however, to the extent the Company is not successful in its future financing strategies, the Company's growth could be limited.

     The Company regularly engages in discussions relating to potential acquisitions and has identified several possible acquisition opportunities and may announce additional acquisition transactions at any time.

ENVIRONMENTAL MATTERS

     The Company also has material financial commitments for the costs associated with its future closure and post-closure obligations with respect to the landfills it operates or for which it is otherwise responsible. The Company bases accruals for these commitments on periodic management reviews, performed at least annually, based on input from its engineers and interpretations of current regulatory requirements and proposed regulatory changes. The accrual for closure and post-closure costs includes final capping and cover for the site, methane gas control, leachate management and ground water monitoring, and other operational and maintenance costs to be incurred after each site stops accepting waste.

     The Company has estimated that the aggregate final closure and post-closure costs will be approximately $100,000,000. As of December 31, 1995 and 1994, the Company had recorded liabilities of $47,000,000 and $39,000,000, respectively, for closure and post-closure costs of disposal facilities. The difference between the closure and post-closure costs accrued at December 31, 1995, and the total estimated final closure and post-closure costs to be incurred will be accrued and charged to expense as airspace is consumed such that the total estimated final closure and post-closure costs to be incurred will be fully accrued for each landfill at the time the site stops accepting waste and is closed. The Company also expects to incur approximately $233,000,000 related to capping activities expected to occur during the operating lives of the disposal sites, which are also being expensed over the useful lives of the disposal sites as airspace is consumed.

     Management believes that the ultimate disposition of these environmental matters will not have a material, adverse effect on the financial condition of the Company. However, the Company's operation of landfills subjects it to certain operational, monitoring, site maintenance, closure and post-closure obligations that could give rise to increased costs for monitoring and corrective measures. The Company cannot predict the effect of any regulations or legislation enacted in the future on the Company's operations.

SEASONALITY AND INFLATION

     Because the volumes of certain types of waste, such as yard clippings and construction debris, tend to be higher in the spring and summer, the Company experiences seasonal variations in its revenues. As a result, during spring and summer, the Company's revenues tend to be higher than its revenues in fall and winter. In addition, during the winter, harsh weather conditions often temporarily affect the Company's ability to collect, transport, and dispose of waste. The seasonal impact is often offset by revenues added through acquisitions such that the Company's reported revenues have historically reflected increases in period to period comparisons.

     The Company believes that inflation and changing prices have not had, and are not expected to have, any material adverse effect on the results of operations in the near future.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS No. 121"). SFAS No. 121 sets forth standards for recognition and measurement of impairment of long-lived assets. SFAS No. 121 is effective for the Company in 1996. The Company does not believe the adoption of SFAS No. 121 will have a material effect on its consolidated financial statements in 1996.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 prescribes a fair value based method of determining compensation expense related to stock-based awards granted to employees or associates. The recognition provisions of SFAS No. 123 are optional; however, entities electing not to adopt SFAS No. 123 are required to make disclosures of pro forma net income and earnings per share as if SFAS No. 123 had been applied. The Company does not plan to adopt the recognition provisions of SFAS No. 123. Pursuant to the pronouncement, the disclosure requirements for the Company are effective in 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AND SCHEDULES

                                                                                     PAGE
                                                                                     ----
(1)   Consolidated Financial Statements:
      Report of Independent Accountants............................................    34
      Report of Independent Auditors...............................................    35
      Consolidated Balance Sheets as of December 31, 1995 and 1994.................    36
      Consolidated Statements of Operations for the Years Ended December 31, 1995,
        1994, and 1993.............................................................    37
      Consolidated Statements of Stockholders' Equity for the Years Ended December
        31, 1995, 1994, and 1993...................................................    38
      Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
        1994, and 1993.............................................................    39
      Notes to Consolidated Financial Statements...................................    40
(2)   Consolidated Financial Statement Schedules:

     All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
USA Waste Services, Inc.:

     We have audited the consolidated financial statements of USA Waste Services, Inc. and subsidiaries (the "Company") as listed in the accompanying index in Item 8 of this Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. In 1994 and 1993, we did not audit the consolidated financial statements of Chambers Development Company, Inc. ("Chambers"), a wholly-owned subsidiary, which statements reflect total assets constituting 62 percent at December 31, 1994, and total revenues constituting 59 percent and 75 percent in 1994 and 1993, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Chambers in 1994 and 1993, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                         COOPERS & LYBRAND L.L.P.

Dallas, Texas
March 1, 1996

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Chambers Development Company,
Inc.:

     We have audited the consolidated balance sheets of Chambers Development Company, Inc. ("Chambers") and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1994 and 1993 (not presented separately herein). These consolidated financial statements are the responsibility of Chambers' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chambers and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.

     As discussed in Note B to Chambers' consolidated financial statements, Chambers changed its method of accounting for contributions effective January 1, 1994.

                                         DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
March 30, 1995

                            USA WASTE SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1995          1994
                                                                   ---------     ---------
  ASSETS
Current assets:
  Cash and cash equivalents......................................  $  13,164     $  30,161
  Accounts receivable, net of allowance for doubtful accounts of
     $4,182 and $3,752, respectively.............................     58,333        48,765
  Notes and other receivables....................................     13,802        19,245
  Deferred income taxes..........................................     15,600        --
  Prepaid expenses and other.....................................     19,223        20,945
                                                                   ---------     ---------
        Total current assets.....................................    120,122       119,116
Notes and other receivables......................................     11,704         7,621
Property and equipment, net......................................    593,293       523,557
Excess of cost over net assets of acquired businesses, net.......     91,250        69,164
Other intangible assets, net.....................................     27,528        24,252
Other assets.....................................................     64,140        41,906
                                                                   ---------     ---------
        Total assets.............................................  $ 908,037     $ 785,616
                                                                   =========     =========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................  $  32,364     $  24,912
  Accrued liabilities............................................     27,924        37,346
  Accrued shareholder litigation settlement......................     --            10,000
  Deferred revenues..............................................      6,030         4,664
  Current maturities of long-term debt...........................     38,925        46,795
                                                                   ---------     ---------
           Total current liabilities.............................    105,243       123,717
Long-term debt, less current maturities..........................    334,860       363,919
Accrued shareholder litigation settlement........................     --            75,300
Closure, post-closure, and other liabilities.....................     65,085        58,331
                                                                   ---------     ---------
        Total liabilities........................................    505,188       621,267
                                                                   ---------     ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1.00 par value; 10,000,000 shares authorized;
     none issued.................................................     --            --
  Common stock, $.01 par value; 150,000,000 shares authorized;
     65,975,048 and 50,557,574 shares issued, respectively.......        660           505
  Additional paid-in capital.....................................    727,971       520,031
  Accumulated deficit............................................   (323,963)     (354,226)
  Less treasury stock at cost, 138,810 and 149,285 shares,
     respectively................................................     (1,819)       (1,961)
                                                                   ---------     ---------
        Total stockholders' equity...............................    402,849       164,349
                                                                   ---------     ---------
        Total liabilities and stockholders' equity...............  $ 908,037     $ 785,616
                                                                   =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            USA WASTE SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                          1995         1994          1993
                                                        --------     ---------     --------
Operating revenues....................................  $457,099     $ 434,224     $382,234
                                                        --------     ---------     --------
Costs and expenses:
  Operating...........................................   253,884       257,370      217,345
  General and administrative..........................    62,178        71,500       66,968
  Merger costs........................................    25,073         3,782        --
  Unusual items.......................................     4,733         8,863        2,672
  Depreciation and amortization.......................    56,378        56,139       52,222
                                                        --------     ---------     --------
                                                         402,246       397,654      339,207
                                                        --------     ---------     --------
Income from operations................................    54,853        36,570       43,027
                                                        --------     ---------     --------
Other income (expense):
  Shareholder litigation settlement and other
     litigation
     related costs....................................     --          (79,400)      (5,500)
  Interest expense:
     Nonrecurring interest............................   (10,994)       (1,254)       --
     Other............................................   (30,354)      (32,804)     (35,975)
  Interest income.....................................     2,666         2,641        3,539
  Other income, net...................................     2,699         1,877        1,915
                                                        --------     ---------     --------
                                                         (35,983)     (108,940)     (36,021)
                                                        --------     ---------     --------
Income (loss) before income taxes.....................    18,870       (72,370)       7,006
Provision for (benefit from) income taxes.............   (11,393)        3,908        6,018
                                                        --------     ---------     --------
Net income (loss).....................................    30,263       (76,278)         988
Preferred dividends...................................     --              565          582
                                                        --------     ---------     --------
Income (loss) available to common shareholders........  $ 30,263     $ (76,843)    $    406
                                                        ========     =========     ========
Earnings (loss) per common share......................  $   0.55     $   (1.55)    $   0.01
                                                        ========     =========     ========
Weighted average number of common and common
  equivalent shares outstanding.......................    55,270        49,671       45,885
                                                        ========     =========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            USA WASTE SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                      ADDITIONAL
                                             PREFERRED     COMMON      PAID-IN       ACCUMULATED     TREASURY
                                               STOCK       STOCK       CAPITAL         DEFICIT        STOCK
                                             ---------     ------     ----------     -----------     --------
Balance, January 1, 1993...................   $    9        $450        $489,264      $(280,849)     $ (1,526)
  Common stock options exercised...........    --           --                30         --             --
  Common stock issued in acquisitions......    --             10           4,790         --             --
  Common stock purchased for treasury......    --           --            --             --            (1,332)
  Preferred stock subscriptions
     collected.............................    --           --                50         --             --
  Common stock issued in private
     placement.............................    --              6           4,742         --             --
  Series D Preferred Stock issued..........        5        --             5,212         --             --
  Common stock warrants granted as
     compensation..........................    --           --                69         --             --
  Common stock issued for preferred stock
     dividends.............................    --           --               154           (582)        --
  Change in Envirofil fiscal year..........    --           --            --              3,060         --
  Net income...............................    --           --            --                988         --
                                              ------       ------       --------      ---------       -------
Balance, December 31, 1993.................       14         466         504,311       (277,383)       (2,858)
  Common stock options exercised...........    --           --               195         --             --
  Common stock warrants exercised..........    --              3             148         --             --
  Common stock issued in acquisitions......    --             16          14,506         --             --
  Common stock issued from treasury upon
     exercise of stock options.............    --           --              (597)        --               897
  Common stock issued for preferred stock
     dividends.............................    --              1           1,390           (565)        --
  Conversion of preferred stock into
     common stock..........................      (14)         19              (5)        --             --
  Common stock issued to directors as
     compensation..........................    --           --                83         --             --
  Net loss.................................    --           --            --            (76,278)        --
                                              ------       ------       --------      ---------       -------
Balance, December 31, 1994.................    --            505         520,031       (354,226)       (1,961)
  Common stock options exercised...........    --              3           1,907         --             --
  Common stock warrants exercised..........    --              9           3,692         --             --
  Common stock issued in acquisitions......    --             43          37,916         --             --
  Common stock issued from treasury upon
     exercise of stock options.............    --           --               (89)        --               142
  Conversion of subordinated debentures
     into common stock.....................    --             37          46,704         --             --
  Common stock issued in public offering...    --             63         117,785         --             --
  Common stock issued to directors as
     compensation..........................    --           --                25         --             --
  Net income...............................    --           --            --             30,263         --
                                              ------       ------       --------      ---------       -------
Balance, December 31, 1995.................   $ --          $660        $727,971      $(323,963)     $ (1,819)
                                              ======       ======       ========      =========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            USA WASTE SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                         -----------------------------------
                                                                                           1995          1994         1993
                                                                                         ---------     --------     --------
Cash flows from operating activities:
  Net income (loss)....................................................................  $  30,263     $(76,278)    $    988
  Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization......................................................     56,378       56,139       52,222
    Deferred income taxes..............................................................    (15,600)       --           --
    Net gains on disposal of assets....................................................       (698)      (1,338)        (556)
    Interest earned on escrowed funds..................................................     --             (415)        (878)
    Adjustment for change in Envirofil fiscal year.....................................     --            --            (930)
    Change in assets and liabilities, net of effects of acquisitions and divestitures:
      (Increase) decrease in accounts receivable and other receivables.................      2,938      (14,594)      (5,685)
      (Increase) decrease in prepaid expenses and other................................     (2,399)        (557)       1,191
      Increase in other assets.........................................................     (7,005)      (1,005)      (3,038)
      Increase (decrease) in refundable taxes..........................................     --             (659)      16,049
      Increase (decrease) in accounts payable and accrued liabilities..................    (15,315)       2,082      (16,845)
      Increase (decrease) in accrued shareholder litigation settlement.................    (85,300)      85,300        --
      Increase in deferred revenues and other liabilities..............................      1,278        4,560        1,840
      Other............................................................................     --            1,099          580
                                                                                         ---------     --------     --------
Net cash provided by (used in) continuing operations...................................    (35,460)      54,334       44,938
Net cash used in operating activities of discontinued operations.......................     --            --          (2,148)
                                                                                         ---------     --------     --------
Net cash provided by (used in) operating activities....................................    (35,460)      54,334       42,790
                                                                                         ---------     --------     --------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired.....................................     (8,283)     (23,944)     (44,522)
  Capital expenditures.................................................................    (84,597)     (80,678)     (61,409)
  Loans and advances to others.........................................................    (19,660)      (7,504)      (4,932)
  Collection of loans and advances to others...........................................      4,880        1,785        1,607
  Proceeds from sale of assets.........................................................      7,134       16,987       36,251
  Decrease (increase) in restricted funds..............................................     11,753       14,657         (404)
  Investment in Western................................................................    (12,569)       --           --
  Other................................................................................     --             (199)        (603)
  Net investing activities of discontinued operations..................................     --            --           4,500
                                                                                         ---------     --------     --------
Net cash used in investing activities..................................................   (101,342)     (78,896)     (69,512)
                                                                                         ---------     --------     --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt.............................................    392,000       44,260       55,922
  Principal payments on long-term debt.................................................   (393,544)     (38,732)     (71,572)
  Net proceeds from issuance of preferred stock........................................     --            --           9,537
  Net proceeds from issuance of common stock...........................................    117,850        --          13,106
  Proceeds from exercise of warrants...................................................      3,701          151        --
  Proceeds from exercise of common stock options.......................................      1,910          492           30
  Reissuances (purchases) of treasury stock............................................         54        --          (1,332)
  Funds provided by replacement letters of credit......................................     --            --          10,243
  Other................................................................................     (2,166)        (627)        (697)
                                                                                         ---------     --------     --------
Net cash provided by financing activities..............................................    119,805        5,544       15,237
                                                                                         ---------     --------     --------
Decrease in cash and cash equivalents..................................................    (16,997)     (19,018)     (11,485)
Cash and cash equivalents at beginning of year.........................................     30,161       49,179       60,664
                                                                                         ---------     --------     --------
Cash and cash equivalents at end of year...............................................  $  13,164     $ 30,161     $ 49,179
                                                                                         =========     ========     ========
Supplemental cash flow information:
  Cash paid during the year for:
    Interest...........................................................................  $  40,885     $ 33,277     $ 35,849
    Income taxes.......................................................................     14,189        7,334        6,160
Supplemental disclosure of non-cash investing and financing activities:
  Acquisition of property and equipment through capital leases.........................  $  --         $    408     $     62
  Conversion of subordinated notes.....................................................     49,000        --           --
  Issuance of common stock for preferred dividends.....................................     --            1,391          327
  Receivables from sale of businesses..................................................     --            --           4,056
  Acquisitions of businesses:
    Liabilities incurred or assumed....................................................     13,523       10,085       20,534
    Common stock issued................................................................     29,147       14,522        4,800

  The accompanying notes are an integral part of these consolidated financial statements.

                            USA WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business -- USA Waste Services, Inc. and subsidiaries (the "Company") is engaged in the non-hazardous solid waste management business and provides solid waste management services, consisting of collection, transfer, disposal, recycling and other miscellaneous services to municipal, commercial, industrial, and residential customers. The Company conducts operations through subsidiaries in multiple locations nationwide.

     Basis of presentation -- The accompanying consolidated financial statements give retroactive effect to the merger with Chambers Development Company, Inc. ("Chambers") on June 30, 1995 (the "Chambers Merger") using the pooling of interests method of accounting and include the accounts of the Company and its majority-owned subsidiaries after elimination of all material intercompany balances and transactions. Investments in affiliated companies in which the Company owns 50% or less are accounted for under the equity method or cost method of accounting, as appropriate.

     Use of estimates -- The preparation of the consolidated financial statements requires the use of management's estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated.

     Cash and cash equivalents -- Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less.

     Restricted funds held by trustees -- Restricted funds held by trustees of $19,195,000 and $30,948,000 at December 31, 1995 and 1994, respectively, are included in other assets and consist principally of funds deposited in connection with landfill closure and post-closure obligations, insurance escrow deposits, and amounts held for landfill construction arising from industrial revenue financings. Amounts are principally invested in fixed income securities of federal, state, and local governmental entities and financial institutions. The Company considers its landfill closure, post-closure, and construction escrow investments to be held to maturity. The aggregate fair value of these investments approximates their amortized costs. Substantially all of these investments mature within one year. The Company's insurance escrow funds are invested in pooled investment accounts that hold debt and equity securities and are considered to be available for sale. The market value of those pooled accounts approximates their aggregate cost at December 31, 1995.

     Concentrations of credit risk -- Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the trade credit risk. No single group or customer represents greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs in-depth credit evaluations for commercial and industrial customers and performs ongoing credit evaluations of its customers' financial condition but generally does

                            USA WASTE SERVICES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

not require collateral to support accounts receivable. The Company maintains an allowance for doubtful accounts for potential credit losses. Actual bad debt expenses have not been material.

     Interest rate swap agreements -- The Company uses interest rate swap agreements to minimize the impact of interest rate fluctuations on floating interest rate long-term borrowings. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense.

     Property and equipment -- Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in current operations. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives are seven to thirty years for buildings and improvements, three to twelve years for vehicles and machinery and equipment, three to twelve years for containers, and three to ten years for furniture and fixtures.

     Disposal sites are stated at cost and amortized as airspace is consumed. Disposal site costs include expenditures for acquisitions of land and related airspace, engineering and permitting costs, and direct site improvement costs, which management believes are recoverable. Interest cost is capitalized on landfill construction projects and amortized as airspace is consumed. During the years ended December 31, 1995, 1994, and 1993, interest costs were $47,468,000, $38,035,000, and $39,425,000, respectively, of which $6,120,000, $3,977,000, and
$3,450,000 were capitalized, respectively, with respect to landfills and facilities under construction.

     Depreciation and amortization of property and equipment was $48,921,000, $46,432,000, and $42,209,000 for the years ended December 31, 1995, 1994, and
1993, respectively.

     Excess of cost over net assets of acquired businesses -- The excess of cost over net assets of acquired businesses is being amortized on a straight-line basis commencing on the dates of the respective acquisitions. Effective January 1, 1995, the Company changed the estimated useful life of excess of cost over net assets of acquired businesses from 25 to 40 years to more appropriately reflect the estimated period during which the benefit of the assets will be realized. This change in accounting estimate had the effect of reducing amortization expense and increasing net income by $1,488,000 and increasing earnings per share by $0.03 in 1995. Accumulated amortization was $9,762,000 and $7,100,000 at December 31, 1995 and 1994, respectively. The Company assesses whether the excess of cost over net assets acquired is impaired based on the ability of the operation to which it relates to generate cash flows in amounts adequate to cover the future amortization of such assets. If an impairment is determined, the amount of such impairment is calculated based on the estimated fair value of the related asset.

     Accounting for acquisitions -- The Company assesses each acquisition to determine whether the pooling of interests or the purchase method of accounting is appropriate. For those acquisitions accounted for under the pooling of interests method, the financial statements of the acquired company are combined with those of the Company at their historical amounts, and, if material, all periods presented are restated as if the combination occurred on the first day of the earliest year presented. For those acquisitions accounted for using the purchase method of accounting, the Company allocates the cost of an acquired business to the assets acquired and the liabilities assumed based on the estimates of fair values thereof. These estimates are revised during the allocation period as necessary when information regarding

                            USA WASTE SERVICES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies for each acquisition, but generally does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees, and preacquisition tax matters are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined.

     Other intangible assets -- Other intangible assets consist primarily of customer lists, covenants not to compete, and licenses and permits. Other intangible assets are recorded at cost and amortized on a straight-line basis over three to forty years. Accumulated amortization was $23,869,000 and $19,730,000 at December 31, 1995 and 1994, respectively.

     Closure, post-closure, and other liabilities -- The Company has material financial commitments for the costs associated with its future obligations for closure and post-closure costs of landfills it operates or for which it is otherwise responsible. While the precise amount of these future costs cannot be determined with certainty, the Company has estimated that the aggregate final closure and post-closure costs for all sites will be approximately $99,700,000. As of December 31, 1995 and 1994, the Company has accrued $47,392,000, and $38,990,000, respectively, for final closure and post-closure costs of disposal facilities. The difference between the closure and post-closure costs accrued as of December 31, 1995 and the total estimated final closure and post-closure costs to be incurred will be accrued and charged to expense as airspace is consumed such that the total estimated final closure and post-closure costs will be fully accrued for each landfill at the time the site stops accepting waste and is closed. The Company also expects to incur an estimated $233,200,000 related to capping activities expected to occur during the operating lives of these disposal sites. These costs are also being accrued over the useful lives of the disposal sites as airspace is consumed.

     The Company bases its estimates for these accruals on management's reviews, performed not less than annually, including input from its engineers and interpretations of current requirements and proposed regulatory changes. The closure and post-closure requirements are established under the standards of the U.S. Environmental Protection Agency's Subtitle D regulations as implemented and applied on a state-by-state basis. Final closure and post-closure accruals consider estimates for the final cap and cover for the site, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site stops accepting waste, which is generally expected to be for a period of up to thirty years after final site closure. For disposal sites that were previously operated by others, the Company assessed and recorded a closure and post-closure liability at the time the Company assumed closure responsibility based upon the estimated total closure and post-closure costs and the percentage of airspace utilized as of such date. Thereafter, the difference between the closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred are accrued and charged to expense as airspace is consumed.

     Income taxes -- Deferred income taxes are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                            USA WASTE SERVICES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Revenue recognition -- The Company recognizes revenues as services are provided. Amounts billed and received prior to services being performed are included in deferred revenues.

     Earnings per share -- Earnings per share computations are based on the weighted average number of shares of Common Stock outstanding and the dilutive effect of stock options and warrants using the treasury stock method. The dilutive effect between primary and fully-dilutive earnings per share is less than 3% or is anti-dilutive for all periods presented and is therefore not disclosed in the accompanying consolidated statements of operations.

     Reclassifications -- Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

     New accounting pronouncements -- In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS No. 121"). SFAS No. 121 sets forth standards for recognition and measurement of impairment of long-lived assets. SFAS No. 121 is effective for the Company in 1996. The Company does not believe the adoption of SFAS No. 121 will have a material effect on its consolidated financial statements in 1996.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 prescribes a fair value based method of determining compensation expense related to stock-based awards granted to employees or associates. The recognition provisions of SFAS No. 123 are optional; however, entities electing not to adopt SFAS No. 123 are required to make disclosures of pro forma net income and earnings per share as if SFAS No. 123 had been applied. The Company does not plan to adopt the recognition provisions of SFAS No. 123. Pursuant to the pronouncement, the disclosure requirements for the Company are effective in 1996.

2. BUSINESS COMBINATIONS

     On June 30, 1995, the Company consummated the Chambers Merger, pursuant to which the Company acquired a 100% ownership interest in Chambers. Under the terms of the merger agreement, approximately 27,800,000 shares of the Company's Common Stock were issued in exchange for all outstanding shares of Chambers Common Stock and Class A Common Stock. The acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements include the accounts and operations of Chambers for all periods presented. Related to this acquisition, the Company incurred $25,073,000 in merger costs in the second quarter of 1995.

                            USA WASTE SERVICES, INC.

2. BUSINESS COMBINATIONS -- (CONTINUED)

     Combined and separate results of operations of the Company prior to consummation of the merger ("USA Waste") and Chambers for the restated periods are as follows (in thousands):

                                            USA WASTE    CHAMBERS    ADJUSTMENTS         COMBINED
                                            ---------    --------    -----------         --------
Three months ended March 31, 1995
  (unaudited):
  Operating revenues......................   $ 46,508    $ 54,734     $       --         $101,242
  Net income (loss).......................      4,788      (5,269)           665(a)(b)        184
Year ended December 31, 1994:
  Operating revenues......................    176,235     257,989             --          434,224
  Net income (loss).......................     13,831     (90,244)           135(a)(b)    (76,278)
Year ended December 31, 1993:
  Operating revenues......................     93,753     288,481             --          382,234
  Net income..............................      5,190       8,303        (12,505)(a)(b)       988

     The following adjustments have been made to the combined results of operations:

          (a) All significant intercompany transactions between the Company and Chambers have been eliminated. In September 1993, Chambers sold certain of its collection and landfill operations to the Company and, as a result of such sale, Chambers recorded a gain of approximately $13,600,000. The Company accounted for the transaction as a purchase and allocated the purchase price to the assets acquired. The gain recorded by Chambers in 1993 has been removed based on the assumption that the Company and Chambers had been combined from their inception. In addition, the combined results have been adjusted for the effect of lower amortization as a result of the reduction in the asset amounts recorded.

          (b) The combined results assume that the acquisition qualifies as a "tax-free" reorganization for federal income tax purposes. As a result of the acquisition, certain tax net operating loss carryforwards will become available to offset future taxable income of the combined company. Chambers had not recognized any benefit with respect to these tax net operating loss carryforwards in prior years; however, the combined results recognize these benefits to the extent of previously recognized deferred tax liabilities.

     On August 11, 1995 and November 13, 1995, the Company consummated mergers accounted for as poolings of interests, pursuant to which the Company issued 800,000 and 1,787,502 shares of its common stock, respectively, in exchange for all outstanding shares of the acquired companies. Periods prior to consummation of these acquisitions were not restated to include the accounts and operations of the acquired companies as combined results are not materially different from the results as presented.

     On May 27, 1994, the Company consummated a merger agreement with Envirofil, Inc. ("Envirofil"), pursuant to which the Company acquired Envirofil. Under the terms of the agreement, approximately 9,700,000 shares of the Company's common stock were issued in exchange for all outstanding shares of Envirofil common stock. The acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements include the accounts and operations of Envirofil for all periods presented. Costs related to the acquisition of $3,782,000 were charged to expense in the quarter in which the acquisition was consummated.

                            USA WASTE SERVICES, INC.

2. BUSINESS COMBINATIONS -- (CONTINUED)

     On May 1, 1993, the Company acquired all of the outstanding common stock of Custom Disposal Services, Inc., ("Custom") in exchange for 262,231 shares of its common stock. At the time of its acquisition, Custom was controlled by affiliates of the Company. The acquisition was accounted for in a manner similar to a pooling of interests, however, periods prior to consummation were not restated to include the accounts and operations of Custom as the combined results are not materially different from the results as presented. On September 30, 1994, the Company sold substantially all of Custom's assets.

     During 1995 and 1994, the Company consummated several acquisitions that were accounted for under the purchase method of accounting. Results of operations of companies that were acquired and subject to purchase accounting are included from the dates of the acquisitions. The total costs of acquisitions accounted for under the purchase method were $52,334,000 and $49,033,000 in 1995 and 1994, respectively. The excess of the aggregate purchase price over the fair value of net assets acquired in 1995 and 1994 was approximately $22,873,000 and $23,957,000, respectively.

     The following summarized pro forma results of operations assumes 1995 and 1994 acquisitions accounted for as purchases occurred at the beginning of 1994 (in thousands, except per share amounts):

                                                                   1995         1994
                                                                 --------     --------
    Operating revenues.........................................  $475,467     $472,709
    Net income (loss)..........................................    31,824      (73,670)
    Earnings (loss) per common share...........................      0.56        (1.43)

3. DIVESTITURES

     In late 1992, Chambers initiated a program to divest certain businesses that did not meet strategic and performance objectives. Under this program, Chambers completed a series of asset sales to various parties in 1993 and 1994. During 1993, Chambers sold a transfer station, five collection and hauling businesses, and a parcel of land for $20,669,000 in cash and received another $996,000 in cash with respect to a development project in California. These sales resulted in a net gain of $7,101,000. Additionally, on December 31, 1993, Chambers sold its two transfer stations in Morris County, New Jersey, to the Morris County Municipal Utilities Authority ("MCMUA") for $9,500,000 in cash, which resulted in a deferred gain of $3,950,000. Simultaneous with entering into the agreement for the sale of these transfer stations, Chambers and the MCMUA amended their operating and disposal service agreement, pursuant to which Chambers operates the transfer stations and provides waste disposal services, reducing the rates charged for such services in 1994 and 1995. As a result of the interrelationship of the sale of the transfer stations and the operating and disposal service agreement, the gain on sale was deferred and recognized in 1994 as services were provided. As part of the agreement of sale, Chambers will continue to operate the transfer stations and provide waste disposal services until the Morris County's long-term solid waste system is in operation or until December 31, 1996, if later. During 1994, Chambers sold a recycling operation, a building, and a parcel of land for $2,089,000 in cash. The losses incurred as a result of these sales were charged to a previously established allowance for divestiture losses.

                            USA WASTE SERVICES, INC.

3. DIVESTITURES -- (CONTINUED)

     The following are summarized operating results of the businesses that were sold during 1994 and 1993, included in income from operations on the consolidated statements of operations. These results exclude the two transfer stations in Morris County, New Jersey, that the Company will continue to operate and the net gain from divestitures of $7,101,000 included in unusual items for the year ended December 31, 1993 (in thousands).

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                                    ------------------
                                                                     1994       1993
                                                                    ------     -------
    Operating revenues............................................  $9,264     $17,829
    Income from operations........................................     398         444

     Chambers recorded a loss reserve in 1992 for estimated losses on the disposition of certain of its businesses. The loss reserve reflected the expected loss from the disposition of net assets, anticipated operating losses from the measurement date through the expected dates of disposal, and estimated disposal costs. Approximately $2,299,000 in operating losses incurred by these businesses during 1994 and 1993 and $1,484,000 of losses on divestitures incurred in 1994 and 1993 have been charged against the loss reserve. Approximately $3,689,000 was charged to the loss reserve in 1994 and 1993 as a result of writing down assets to their net realizable values. Loss reserves of $7,689,000, consisting principally of provisions previously recorded for expected losses on the disposition of the businesses subsequently retained, have been reversed and are included in unusual items in 1994 and 1993 (see Note 11).

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1995         1994
                                                                 --------     --------
    Disposal sites, including costs incurred for expansion
      projects in process of $38,737 and $32,499,
      respectively.............................................  $501,874     $434,456
    Vehicles...................................................    97,401       70,233
    Machinery and equipment....................................    72,822       70,669
    Containers.................................................    49,641       40,292
    Buildings and improvements.................................    38,025       28,965
    Furniture and fixtures.....................................    14,606       12,661
    Land.......................................................    53,973       52,972
                                                                 --------     --------
                                                                  828,342      710,248
    Less accumulated depreciation and amortization.............   235,049      186,691
                                                                 --------     --------
                                                                 $593,293     $523,557
                                                                 ========     ========

                            USA WASTE SERVICES, INC.

5. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1995         1994
                                                                 --------     --------
    Credit Facility:
      Revolving credit facility................................  $ 51,613     $ 98,000
      Term loan facility.......................................   215,835        --
    Senior Notes, interest at 11.45%...........................     --         133,501
    Senior Notes, interest at 11.95%...........................     --          17,929
    8 1/2% Convertible Subordinated Debentures.................     --          49,000
    Industrial revenue bonds, variable interest rates (5.25% to
      5.50% at December 31, 1995), principal payable in annual
      installments, maturing in 2001-2007, enhanced by letters
      of credit................................................    82,250       88,800
    Other......................................................    24,087       23,484
                                                                 --------     --------
                                                                  373,785      410,714
    Less current maturities....................................    38,925       46,795
                                                                 --------     --------
                                                                 $334,860     $363,919
                                                                 ========     ========

     The aggregate estimated payments, including scheduled minimum maturities, of long-term obligations outstanding at December 31, 1995 for the five years ending December 31, 1996 through 2000 are: 1996 -- $38,925,000;
1997 -- $45,762,000; 1998 -- $52,441,000; 1999 -- $60,394,000; and 2000 --
$116,397,000.

     On June 30, 1995, in connection with the acquisition of Chambers, the Company entered into a $550,000,000 financing agreement consisting of a $300,000,000 five-year revolving credit and letter of credit facility and a $250,000,000 term loan facility (the "Credit Facility"). On that date, the Company arranged to borrow $370,000,000, of which $267,448,000 was outstanding at December 31, 1995, the proceeds of which were used to refinance outstanding indebtedness under the Company's revolving credit facility, retire the 11.45% and 11.95% Senior Notes of Chambers, and finance the Chambers' shareholder litigation settlements discussed in Note 12 and certain other merger related costs. Borrowings under the Credit Facility are collateralized by all the stock and intercompany receivables of the Company and its subsidiaries, whether now owned or hereafter acquired.

     Revolving credit loans under the Credit Facility are limited to $160,000,000 at December 31, 1995, (expanded to $180,000,000 subsequent to
December 31, 1995) less the amount of any future industrial revenue bonds enhanced by letters of credit under the Credit Facility. Loans bear interest at a rate based on the Eurodollar rate or the prime rate, plus a spread not to exceed 1.75% per annum (the applicable interest rate at December 31, 1995 was 7.31%). The Credit Facility may also be used for letters of credit purposes with variable fees from 0.75% to 1.75% per annum (1.50% at December 31, 1995) charged on amounts issued. A commitment fee of up to .5% is required on the unused portion of the Credit Facility.

     In August 1995, the Company entered into a three year interest rate swap agreement whereby the Company fixed a maximum interest rate on $125,000,000 of its Credit Facility. The interest rate is a fixed

                            USA WASTE SERVICES, INC.

5. LONG-TERM DEBT -- (CONTINUED)

rate of approximately 5.9% plus a spread (not to exceed 1.75%) over the Eurodollar rate as determined under the Credit Facility (the applicable interest rate at December 31, 1995 was 7.40%).

     The Credit Facility contains financial covenants, including minimum consolidated net worth, funded debt levels, capital expenditures, and interest and debt service coverage requirements. The Credit Facility also restricts the incurrence of additional indebtedness, liens, and the payment of dividends.

     Chambers accrued nonrecurring interest expense of $10,994,000 and $1,254,000 in 1995 and 1994, respectively, as a result of amendments to its Credit Facility and Senior Notes in November 1994. Chambers proratably accrued the extension fees, the expected refinancing premium, and other charges expected to be incurred upon consummation of the Chambers Merger.

     On October 6, 1995, the Company completed a public offering of 6,345,625 shares of its common stock, priced at $19.625 per share. The net proceeds of approximately $118,000,000 were primarily used for the repayment of debt. Approximately 75% of the proceeds were applied to the Credit Facility and can be redrawn as the Company's needs dictate for use in the expansion of its business, including acquisitions.

     In September 1992, the Company, in an underwritten public offering, issued $49,000,000 of 8 1/2% Convertible Subordinated Debentures (the "debentures") due October 15, 2002, with interest payable semi-annually. The debentures were convertible into the Company's Common Stock at any time on or before maturity, unless previously redeemed, at $13.25 per share, subject to adjustment in certain events. The Company had an option to redeem the debentures, in whole or in part, at any time on or after October 15, 1995, at an original redemption price of 105.67% of the principal amount, declining to par over the term of the debentures. Between November 3, 1995 and December 1, 1995, the Company converted the remaining balance of the debentures of approximately $42,300,000 into 3,193,000 shares of the Company's Common Stock. The unamortized premium of $1,983,000 as of December 1, 1995, was recorded as a reduction to additional paid-in capital. Earlier in 1995, $6,700,000 of debentures had been converted into approximately 505,000 shares of the Company's Common Stock.

     If the aforementioned public offering and subordinated debenture conversion transactions had occurred on January 1, 1995, earnings per share would have increased by $0.04 for the year ended December 31, 1995 due to a reduction in interest expense resulting from the retirement of long-term debt. Weighted average shares would have been 63,266,000.

     Letters of credit have been provided to the Company supporting industrial revenue bonds, performance of landfill closure and post-closure requirements, insurance contracts, and other contracts. Letters of credit outstanding at December 31, 1995 aggregated $122,433,000.

6. PREFERRED STOCK

     The Board of Directors is authorized to issue preferred stock in series; and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation), and limitations. The Company currently has no issued or outstanding preferred stock.

                            USA WASTE SERVICES, INC.

7. COMMON STOCK OPTIONS AND WARRANTS

     In accordance with the Company's 1990 Stock Option Plan (the "1990 Plan"), options to purchase 900,000 shares of the Company's Common Stock may be granted to officers, directors, and key employees. In accordance with the Company's 1993 Stock Option Incentive Plan (the "1993 Plan"), options to purchase 4,000,000 shares of the Company's Common Stock may be granted to officers, directors, and key employees. Options are granted under the 1990 and 1993 Plans at an exercise price which equals or exceeds the fair market value of the common stock on the date of grant, with various vesting periods, and expire up to ten years from the date of grant. No options are available for future grant under the 1990 Plan.

     In March 1993, Envirofil adopted the Envirofil Employees' 1993 Stock Option Plan (the "1993 Envirofil Plan"). Under the 1993 Envirofil Plan, options could be granted to purchase 600,000 shares of the Company's Common Stock. The 1993 Envirofil Plan terminates in January 2003. Options were granted under the 1993 Envirofil Plan at an exercise price which equaled or exceeded the fair market value of the common stock at the date of grant, with various vesting periods and expiration dates up to ten years from date of grant. On May 27, 1994, Envirofil had outstanding options to purchase 443,182 shares under the 1993 Envirofil Plan, which were assumed by the Company. No additional options may be issued under such plan.

     Chambers had two plans under which stock options for the purchase of its Class A Common Stock could be granted: the 1993 Stock Incentive Plan (the "1993 Chambers Plan") and the 1991 Stock Option Plan for Non-Employee Directors (the "Chambers Directors' Plan"). The maximum number of shares of Chambers Class A Common stock available for grant under the 1993 Chambers Plan in each calendar year was equal to one percent of the total number of outstanding shares of Chambers Class A Common Stock as of the beginning of the year plus any shares then reserved but not subject to grant under Chambers' terminated 1988 Stock Option Plan (the "1988 Chambers Plan"). Any unused shares available for grant in any calendar year were carried forward and available for award in succeeding calendar years. Under the terms of the 1993 Chambers Plan, options were granted at fair market value on the date of grant, but in no event were options granted at less than the stock's par value, with various vesting periods, and expire up to ten years from date of grant.

     Under the Chambers Directors' Plan, options could be granted to purchase 150,000 shares of Chambers Class A Common Stock. The Chambers Directors' Plan stipulates that each person serving as a director and who was not employed by Chambers was automatically granted options for the purchase of 2,000 shares of Chambers Class A Common Stock on the third business day following each annual stockholders' meeting. In addition, each nonemployee director at the effective date of the plan was granted options to purchase 2,000 shares of Chambers Class A Common Stock for each year previously served on Chambers' Board of Directors. As a result of the Merger, all unexpired and unexercised options under the 1993 Chambers Plan, the 1988 Chambers Plan, and the Chambers Directors' Plan converted to options to purchase shares of the Company's Common Stock, as adjusted, and subject to the same terms and conditions as provided under the Chambers plans. No additional options may be issued under such plans.

                            USA WASTE SERVICES, INC.

7. COMMON STOCK OPTIONS AND WARRANTS -- (CONTINUED)

     The following table summarizes activity under all of the above stock option plans (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1995      1994      1993
                                                              -----     -----     -----
    Outstanding, beginning of year..........................  1,974     1,807     1,070
    Granted.................................................  2,216       567       882
    Exercised...............................................   (260)     (211)     (134)
    Canceled................................................    (95)     (189)      (11)
                                                              -----     -----     -----
    Outstanding, end of year................................  3,835     1,974     1,807
                                                              =====     =====     =====

     The exercise prices of options exercised during 1995, 1994, and 1993 were from $5.00 to $18.00 in 1995, from $2.50 to $14.00 in 1994, and $6.00 in 1993.
As of December 31, 1995, options for the purchase of 1,173,000 shares of the Company's Common Stock were exercisable at prices ranging from $2.25 to $59.11 per share. The Company holds 138,810 shares of its Common Stock in treasury as of December 31, 1995 for future distribution upon exercise of options under the plans.

     The Company has issued warrants expiring through 2002 for the purchase of shares of its Common Stock in connection with private placements of debt and equity securities, acquisitions of businesses, bank borrowings, reorganizations, and certain employment agreements. Transactions involving Common Stock warrants are summarized as follows:

                                                                          EXERCISE
                                                         WARRANTS           PRICE
                                                         ---------     ---------------
    Outstanding at January 1, 1993.....................  1,822,232     $0.55 -- $17.50
      Issued...........................................    406,632     $1.25 -- $10.00
                                                         ---------
    Outstanding at December 31, 1993...................  2,228,864     $0.55 -- $17.50
      Issued...........................................    910,000     $10.00 -- $12.88
      Exercised........................................   (443,399)    $0.55 -- $ 8.80
                                                         ---------
    Outstanding at December 31, 1994...................  2,695,465     $1.25 -- $17.50
      Issued...........................................    230,000     $10.50 -- $15.00
      Exercised........................................   (958,048)    $1.25 -- $15.00
                                                         ---------
    Outstanding at December 31, 1995...................  1,967,417
                                                         =========

     In 1993, Envirofil granted certain options and warrants with exercise prices that were less than the fair market value of Envirofil's Common Stock at the date of the grant or renegotiated the exercise price of warrants previously granted. Stock compensation expense has been recorded to the extent that the exercise prices of the vested options or warrants were less than the fair market value of Envirofil's common stock at the date of the granting of the options or warrants, or on the date the exercise price was reduced. As a result, stock compensation expense of $923,000 was recognized in the consolidated statement of operations included in unusual items for the year ended December 31, 1993, with a corresponding increase in additional paid-in capital.

                            USA WASTE SERVICES, INC.

8. EMPLOYEE SAVINGS PLAN

     Effective July 1, 1995, the Company established the USA Waste Services, Inc. Employee Savings Plan (the "Savings Plan"), a qualified defined contribution retirement plan covering employees (except those working subject to a collective bargaining agreement) 21 years of age or older who have completed one year of service, or were actively employed on the Savings Plan's commencement date. The Savings Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds. The Company matches 50% of the first 6% an employee contributes in the same manner as the participant's contribution. Both employee and Company contributions vest immediately. In 1995, the Company contributed approximately $218,000 and incurred approximately $25,000 in administrative fees.

9. INCOME TAXES

     The provision for (benefit from) for income taxes consists of the following (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1995        1994       1993
                                                         --------     ------     ------
    Current............................................  $  4,207     $3,908     $6,018
    Deferred...........................................   (15,600)        --         --
                                                         --------     ------     ------
                                                         $(11,393)    $3,908     $6,018
                                                         ========     ======     ======

     The difference in federal income taxes at the statutory rate and the provision for (benefit from) income taxes for the years presented above is as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        1995         1994        1993
                                                      --------     --------     -------
    Income taxes (benefit) at federal statutory
      rate..........................................  $  6,605     $(25,330)    $ 2,382
    Loss providing no current benefit...............     --          28,520       --
    Tax benefit of operating loss carryforwards.....     --           --         (1,895)
    Prior year tax adjustment.......................     --          (4,300)      --
    Nondeductible expenses..........................     4,807        4,480       --
    State and local income taxes, net of federal
      income tax benefit............................       204          866       2,071
    Net change in valuation allowance...............   (24,704)       --          --
    Other...........................................     1,695         (328)      3,460
                                                      --------     --------     -------
      Provision for (benefit from) income taxes.....  $(11,393)    $  3,908     $ 6,018
                                                      ========     ========     =======

     The statute of limitations has expired for Chambers' federal income tax returns for 1987 and prior years. Chambers' tax returns for 1988 through 1992 are currently under examination by the Internal Revenue Service ("IRS"). Chambers has reached tentative agreement with the IRS regarding the tax treatment of certain costs and expenses deducted for financial statement purposes in these open tax years. That agreement is subject to the approval of the Joint Committee on Taxation. The statute of limitations has expired for USA Waste's federal income tax returns for 1990 and prior years. No USA Waste tax returns are currently under examination by the IRS.

                            USA WASTE SERVICES, INC.

9. INCOME TAXES -- (CONTINUED)

     At December 31, 1995, the Company had approximately $234,000,000 of net operating loss ("NOL") carryforwards. Most of the NOL carryforwards will begin to expire in 2007. The use of the NOL carryforwards is subject to annual limitations of approximately $39,000,000 due to an ownership change subsequent to the Merger within the meaning of Section 382 of the Internal Revenue Code. The prorated annual limitation for 1995 was approximately $9,200,000.

     The components of the net deferred tax assets are as follows (in thousands):

                                                               DECEMBER 31,
                                                    -----------------------------------
                                                      1995         1994          1993
                                                    --------     ---------     --------
    Deferred tax assets:
      Net operating loss carryforwards............  $ 97,160     $ 101,155       81,603
      Accrued shareholder litigation settlement...    27,897        28,360        --
      Closure, post-closure, and other
         liabilities..............................    17,251        15,367       11,141
      Other (principally asset impairments and
         losses from planned asset divestures)....    15,621        16,158        7,797
      Valuation allowance.........................   (93,624)     (127,414)     (77,089)
                                                    --------     ---------     --------
               Deferred tax assets................    64,305        33,626       23,452
                                                    --------     ---------     --------
    Deferred tax liabilities:
      Property, equipment, intangible assets, and
         other....................................    48,705        33,626       23,452
                                                    --------     ---------     --------
               Deferred tax liabilities...........    48,705        33,626       23,452
                                                    --------     ---------     --------
    Net deferred tax assets.......................  $ 15,600     $  --         $  --
                                                    =========    ==========    =========

     The valuation allowance for deferred tax assets decreased by $33,790,000 in 1995 due to changes in the Company's gross deferred tax assets and liabilities, including $9,086,000 of adjustments relating to an IRS examination, and the realization of a portion of the Company's net deferred tax asset. Future taxable income was projected utilizing 1995 taxable income along with annualized earnings from acquisitions consummated during 1995. Based on this analysis of taxable income, the Company has recognized a net deferred tax asset through a $15,600,000 reduction in the valuation allowance. If the Company's current trend of profitability continues, additional net deferred tax assets of up to approximately $93,600,000 could be recognized in future periods. In 1994, the valuation allowance increased by $50,325,000 due to changes in the Company's gross deferred tax assets and liabilities.

     A significant portion of the increase in the valuation allowance in 1994 relates to the accrual for the shareholder litigation settlement. The Claims Administrator of the Settlement Fund Escrow Account distributed the shareholder litigation settlement to the claimants on March 1, 1996; therefore, a portion of the charge in 1994 of $75,300,000 will become deductible for tax purposes in 1996. However, the final determination of what portion of the settlement will qualify as deductible for tax purposes and what portion will be nondeductible has not been completed.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash, restricted funds held by trustees, trade accounts receivable, trade accounts payable, and financial instruments included in notes and other receivables and other assets approximate their fair values principally because of the short-term maturities of these instruments.

                            USA WASTE SERVICES, INC.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

     The fair values of the Company's debt maturing within one year, the revolving credit facility, and the term loan approximate the carrying values due to the nature of the instruments involved.

     The fair value of the $125,000,000 interest rate swap approximates the carrying value due to the interest rate swap's relatively short maturity of three years and the differential between its fixed rate of 7.4% at December 31, 1995 compared to the Credit Facility's variable rate of 7.31% at December 31, 1995.

     The fair values of the industrial revenue bonds approximate the carrying values as the interest rates on the bonds are reset weekly based on the credit quality of the letters of credit which collateralize the bonds.

     In the normal course of business, the Company has letters of credit, performance bonds, and other guarantees that are not reflected in the accompanying consolidated balance sheets. In the past, no significant claims have been made against these financial instruments. Management believes that the likelihood of performance under these financial instruments is minimal and expects no material losses to occur in connection with these financial instruments.

11. UNUSUAL ITEMS

     A summary of unusual items is as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                           1995       1994        1993
                                                          ------     -------     -------
    Net gains on asset divestitures....................   $ --       $ --        $(7,101)
    Provision for loss on asset divestitures and
      contractual commitments..........................    1,313       3,366       8,687
    Reversal of prior provisions for loss and costs on
      asset divestitures and contractual commitments...     --        (3,565)     (6,636)
    Asset impairments and abandoned projects...........     --         8,237       4,929
    Stock compensation expense.........................     --         --            923
    Financing and professional fees....................      610       --          --
    Directors and officers insurance...................     --         --          1,555
    Corporate and regional restructurings..............    2,810         825         315
                                                          ------     -------     -------
               Total unusual items.....................   $4,733     $ 8,863     $ 2,672
                                                          ======     =======     =======

     In 1992, Chambers became a defendant in shareholder litigation arising out of financial statement revisions (see Note 12) and, as a result of noncompliance with certain covenants of its various long-term borrowing agreements, commenced restructuring of its principal credit facilities and surety arrangements. Chambers also initiated a major restructuring of its operations which included a program to divest certain businesses that no longer met strategic and performance objectives, the abandonment of various development activities, and the reorganization of its corporate and regional operations. In 1995, 1994, and 1993, Chambers incurred substantial expenses related to these matters as discussed below.

     In 1995, Chambers recorded charges of $2,810,000 of severance and other termination benefits paid to former Chambers employees in connection with its pre-merger reorganization, $1,313,000 of estimated

                            USA WASTE SERVICES, INC.

11. UNUSUAL ITEMS -- (CONTINUED)

future losses associated with the renegotiated Bergen County, New Jersey, municipal solid waste contract, and $610,000 of shareholder litigation settlement costs.

     In 1994, Chambers recorded charges of $3,366,000 for losses on asset divestitures, including $1,114,000 to adjust a prior year estimate of the loss on divestiture of a hauling, recycling, and transfer station operation, and $2,252,000 related to the estimated future loss on a municipal contract. During that year, Chambers also reversed prior year provisions for losses on divestitures and contractual commitments of $3,565,000, including $2,000,000 previously recorded for losses expected to be incurred on a municipal contract with respect to which Chambers was able to negotiate an early termination and $1,053,000 of excess reserve related to the sale in 1994 of a recycling operation and certain real estate.

     Chambers also recorded net charges of $8,237,000 for asset impairments and abandoned projects in 1994. That amount includes a charge of $6,978,000 made in the fourth quarter to reduce the carrying value of Chambers' medical, special, and municipal waste incinerator facility to its estimated net realizable value. The amount of the charge was measured as the difference between the carrying value of long-term assets, principally property and equipment and intangible assets, and the estimated fair value of the assets based on the present value of future cash flows discounted at 12%. The adjustment was based on a review conducted in the fourth quarter which determined there had been a permanent decline in the value of the facility based on the conclusion that Chambers could not recover its investment through future operations, given current and forecasted pricing, waste mix, and capacity trends as well as recently proposed regulations with respect to medical waste incinerator facilities and general declines in the value of waste incinerator businesses. During 1994, Chambers also reached a favorable settlement of previously reported litigation related to certain contracts entered into with respect to its purchase of a landfill and its prior purchase of a waste collection and hauling company. The settlement amount is included as a credit to unusual items and includes receipt by Chambers of $1,200,000 in cash and the forgiveness of all remaining non-compete payments totaling $525,000 that were to have been paid by Chambers to various individuals in 1994, 1995, and 1996. The remaining charge of $2,984,000 results from changes in prior year estimates for certain asset impairments and abandoned projects. In addition, Chambers recorded a charge of $825,000 primarily relating to severance benefits paid to employees terminated as part of Chambers' continued reorganization. With the exception of the $1,200,000 litigation settlement received by Chambers and the $825,000 payment of severance benefits, there was no cash flow effect to these unusual charges.

     During 1993, Chambers sold certain businesses as part of its divestiture program, which resulted in a net gain of $7,101,000. Chambers also recorded charges of $8,687,000 for losses on asset divestitures and contractual commitments including (i) $3,172,000 related to the municipal contract discussed above, (ii) $3,194,000 related to the recycling operation and real estate sold in 1994, and (iii) $2,140,000 related to a hauling, recycling, and transfer station held for sale. In addition, Chambers reversed prior year provisions of $6,636,000 for losses on divestitures for businesses that were subsequently retained.

     In 1993, Chambers also recorded charges of $4,929,000, consisting of $2,028,000 for impaired assets and $2,901,000 for abandoned projects. Additionally, there were charges in 1993 of $1,555,000 for special directors and officers insurance premiums and $315,000 for severance benefits paid to employees terminated in connection with the corporate and regional restructuring.

                            USA WASTE SERVICES, INC.

12. SETTLEMENT OF SHAREHOLDER LITIGATION

     In connection with the settlement of certain Chambers' shareholder litigation, Chambers accrued $85,300,000 for the cost of the settlements and $4,100,000 for other litigation related costs in 1994. Of that total, $79,400,000 was recorded as an expense and $10,000,000 was to be paid from the proceeds of Chambers' directors and officers liability insurance policy which was recorded as a current asset and is included in notes and other receivables at December 31, 1994. At December 31, 1994, $75,300,000 of the amount accrued for settlement payments was classified as a noncurrent liability based on the expectation that such amount would be funded by long-term financing in connection with the Merger (see Note 2). The $10,000,000 of settlement payments funded by the proceeds of Chambers' directors and officers liability insurance policy and the $4,100,000 of other litigation related costs are included in current liabilities at December 31, 1994. The $5,500,000 charge in 1993 relates to legal and other costs associated with the shareholder litigation. All amounts were paid as of December 31, 1995.

13. RELATED PARTY TRANSACTIONS

     In 1994, the Company invested $400,000 in EDM Corporation ("EDM") in return for a 15% equity interest and agreed to provide a line of credit of up to $5,600,000 to EDM at an interest rate equal to the greater of 8 1/2% or the prime rate plus 2%. In connection with this investment, the Company had a right of first refusal to acquire any landfills, collection, or other operations that EDM wished to sell. On September 30, 1995, the Company acquired the balance of the equity interests in EDM in an acquisition accounted for as a purchase (see
Note 2). Under the terms of the acquisition agreement, the Company acquired the remaining equity interests in EDM in exchange for 108,375 shares of the Company's Common Stock and forgiveness of a $1,750,000 loan due from EDM. At the time of closing, EDM was renamed Modern Sanitation, Inc.

     In connection with the acquisition of Envirofil in May 1994, Sanders Morris Mundy Inc. ("SMMI"), in its capacity as financial advisor to Envirofil, received a fee of $850,000. Prior to joining the Company, John E. Drury, Chief Executive Officer of the Company, was a Managing Director and shareholder of SMMI and remains a director. George L. Ball, a director of the Company, is Chairman of the Board and a director of SMMI. In 1992, the Company sold $49,000,000 of its 8 1/2% Convertible debentures due 2002 in a public offering underwritten by Dillon Read & Co., Inc. and SMMI. In connection with such offering, the Company paid the underwriters commissions aggregating $1,995,000. In 1995, the Company called the debentures and in connection with such call, entered into a Standby Agreement with SMMI pursuant to which SMMI received a fee of $200,000 and was reimbursed for the fees and disbursements of its council.

     At December 31, 1994, Chambers' headquarters facility was leased from the principal stockholders of Chambers under a lease dated December 29, 1986 with an initial term expiring in October 2006 and a ten-year renewal option. The agreement provided for monthly lease payments (aggregating $531,000 during 1995) prior to the Company being released from the lease by assuming the related mortgage of $1,945,000 from the principal stockholders of Chambers in July 1995.

     In August 1995 and pursuant to the terms of the Merger, the Company exercised an option to purchase real estate from John G. Rangos, Sr., a principal stockholder of Chambers and a director of the Company, and Michael J. Peretto, a former director of Chambers, and certain members of his family. The real estate is adjacent to the Company's Monroeville landfill. The option to purchase the real estate was granted pursuant to agreements among the parties dated July 8, 1993. The total consideration paid by

                            USA WASTE SERVICES, INC.

13. RELATED PARTY TRANSACTIONS -- (CONTINUED)

the Company for the real estate was $2,986,000, of which $2,104,000 was paid to John G. Rangos, Sr. and $883,000 was paid to Mr. Peretto and members of his family.

14. COMMITMENTS AND CONTINGENCIES

     Operating leases -- The Company has entered into certain noncancelable operating leases for vehicles, equipment, offices, and other facilities which expire through 2003. Lease expense aggregated $4,812,000, $8,046,000, and $11,164,000 during 1995, 1994, and 1993, respectively. Future minimum lease payments under operating leases in effect at December 31, 1995 are 1996 -- $4,277,000; 1997 -- $2,597,000; 1998 -- $1,429,000; 1999 -- $832,000;
2000 -- $655,000; and thereafter $2,175,000.

     Environmental matters -- The Company is subject to extensive and evolving federal, state, and local environmental laws and regulations that have been enacted in response to technological advances and the public's increased concern over environmental issues. As a result of changing governmental attitudes in this area, management anticipates that the Company will continually modify or replace facilities and alter methods of operation. The majority of the expenditures necessary to comply with the environmental laws and regulations are made in the normal course of business. Although the Company, to the best of its knowledge, is in compliance in all material respects with the laws and regulations affecting its operations, there is no assurance that the Company will not have to expend substantial amounts for compliance in the future.

     Litigation and investigation -- On or about March 8, 1993, an action was filed in the United States District Court for the Western District of Pennsylvania, captioned Option Resource Group, et al. v. Chambers Development Company, Inc., et al., Civil Action No. 93-354. This action was brought by a market maker in options in Chambers stock and two of its general partners and asserts federal securities law and common law claims alleging that Chambers, in publicly disseminated materials, intentionally or negligently misstated its earnings and that Chambers' officers and directors committed mismanagement and breach of fiduciary duties. These plaintiffs allege that, as a result of large amounts of put options traded on the Chicago Board of Options Exchange between March 13 and March 18, 1992, they engaged in offsetting transactions resulting in approximately $2.1 million in losses. The plaintiffs in Option Resource Group had successfully requested exclusion from a now settled class action of consolidated suits instituted on similar claims ("Class Action") and Option Resource Group is continuing as a separate lawsuit. The case is currently near the end of the discovery stage. In response to discovery on damages, the plaintiffs reduced their damages claim to $433,000 in alleged losses, plus interest and attorneys' fees, for a total damage claim of $658,000, as of August 21, 1995. The Company intends to continue to vigorously defend against this action. Management of the Company believes the ultimate resolution of such complaint will not have a material adverse effect on the Company's financial position or results of operations.

     On August 3, 1995, Frederick A. Moran and certain related persons and entities filed a lawsuit against Chambers Development Company, Inc., certain former officers and directors of Chambers, and Grant Thronton, LLP, in the United States District Court for the Southern District of New York under the caption Moran, et al. v. Chambers, et al., Civil Action No. 95-6034. Plaintiffs, who claim to represent approximately 484,000 shares of Chambers stock, requested exclusion from the settlement agreements which resulted in the resolution of the Class Action and assert that they have incurred losses attributable to shares purchased during the class period and certain additional losses by reason of alleged management

                            USA WASTE SERVICES, INC.

14. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

misstatements during and after the class period. The claimed losses include damages to Mr. Moran's business and reputation. The Judicial Panel on Multidistrict Litigation has transferred this case to the United States District Court for the Western District of Pennsylvania. The Company has filed its answer to the complaint and intends to vigorously defend against these claims. The case is currently in discovery. Management of the Company believes the ultimate resolution of such complaint will not have a material adverse effect on the Company's financial position or results of operations.

     In 1992, the American Stock Exchange and the Chicago Board of Options Exchange also advised Chambers that they would conduct investigations into trading activity on their respective exchanges in Chambers' securities and in put options on Chambers' securities prior to the March 17, 1992 announcement. On December 4, 1992, Chambers was served with a grand jury subpoena out of the United States District Court for the Eastern District of New York seeking production of public filings and reports disseminated to its shareholders, documents referring to the preparation of its financial statements, and other materials. Chambers has responded to the subpoena by producing documents, and the Company has cooperated with each of the investigations.

     On or about February 1, 1996, an action was filed in the Circuit Court of Cook County, Illinois, captioned Allabastro v. USA Waste Services, Inc., Action No. 96L01165. The plaintiff alleges to have entered into an oral agreement with the Company for brokerage services and is demanding a fee of $950,000 based on the alleged contract and on common law for acting as a broker/advisor to the Company in its 1993 purchase of an Indiana landfill and hauling operation from Chambers. Based on the same facts, the plaintiff is also demanding an additional $36,250,000 fee in connection with the June 1995 merger of Chambers with the Company. The plaintiff is also seeking unspecified damages for acting as a management advisor to the Company in its procurement of a landfill renovation/operation contract in Charleston, West Virginia. Interest and other costs are also demanded. The case has not yet entered the discovery stage. The Company intends to vigorously defend against this action, and management believes the ultimate resolution of this suit will not have a material adverse effect on the Company's financial position or results of operations.

     Insurance -- The Company self-insures certain of its comprehensive general liability and workers' compensation risks, while maintaining third-party coverage to protect against catastrophic loss. The Company has not incurred significant fines, penalties, or liabilities for pollution or environmental liabilities at any of its facilities; however, the Company's operating results could be adversely affected in the future in the event of uninsured losses.

     Employment agreements -- The Company has entered into employment agreements with certain of its executives and officers. These employment agreements include provisions governing compensation and benefits to be paid upon termination of employment with the Company or certain changes in control of the Company. Under certain conditions, the agreements can be terminated by the Company or the employee. Upon termination of an agreement, the employee's compensation would continue at approximately 75% of the employee's prior compensation for periods ranging from three to five years. During the three to five year period, the employee would be available to the Company on a part-time basis for consulting and also would not be permitted to engage in any activities in direct competition with the Company. If these executives were to be terminated without cause during 1996 or if certain executives elected to terminate their agreements, the aggregate annual compensation on a part-time basis would be approximately $1,250,000. If a change in control were to occur in 1996 and the executives were to elect to

                            USA WASTE SERVICES, INC.

14. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

take the change in control payments, they would receive approximately $6,473,000. As of December 31, 1995, the Company has not recorded any accruals in the financial statements related to these employment agreements.

     Other commitments and contingencies -- The Company is a party to certain other litigation arising in the normal course of business. In addition, contingencies of an environmental nature currently exist at certain of its disposal sites. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position and results of operations.

15. SELECTED QUARTERLY FINANCIAL DATA, UNAUDITED

     The following table summarizes the unaudited consolidated quarterly results of operations for 1995 and 1994 (in thousands, except per share amounts):

                                                  FIRST       SECOND      THIRD       FOURTH
                                                 QUARTER     QUARTER     QUARTER     QUARTER
                                                 --------    --------    --------    --------
Operating revenues
  1995.........................................  $101,242    $111,229    $119,976    $124,652
                                                 =========   =========   =========   =========
  1994.........................................  $ 97,971    $113,514    $114,270    $108,469
                                                 =========   =========   =========   =========
Income (loss) from operations
  1995.........................................  $ 12,400    $(12,644)   $ 26,388    $ 28,709
                                                 =========   =========   =========   =========
  1994.........................................  $  9,943    $  9,692    $ 15,856    $  1,079
                                                 =========   =========   =========   =========
Net income (loss)
  1995.........................................  $    184    $(27,839)   $ 18,902    $ 39,016
                                                 =========   =========   =========   =========
  1994.........................................  $  1,122    $  1,795    $(68,189)   $(11,006)
                                                 =========   =========   =========   =========
Income (loss) available to common shareholders
  1995.........................................  $    184    $(27,839)   $ 18,902    $ 39,016
                                                 =========   =========   =========   =========
  1994.........................................  $    741    $  1,611    $(68,189)   $(11,006)
                                                 =========   =========   =========   =========
Earnings (loss) per common share
  1995.........................................  $    .00    $   (.54)   $    .35    $    .60
                                                 =========   =========   =========   =========
  1994.........................................  $    .02    $    .03    $  (1.36)   $   (.22)
                                                 =========   =========   =========   =========

     Earnings (loss) per common share calculations for each of the quarters is based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year earnings
(loss) per common share amount.

     Amounts presented for 1995 and 1994 are restated for the pooling of interests transactions discussed in Note 2, and are different from amounts originally reported due to the business combination with Chambers.

     The results of operations for 1995 and 1994 include certain nonrecurring charges for merger costs, unusual items, and nonrecurring interest, as disclosed elsewhere herein. In 1995, the nonrecurring charges amounted to $4,206,000 and $36,594,000 in the first and second quarters, respectively. In 1994, the

                            USA WASTE SERVICES, INC.

15. SELECTED QUARTERLY FINANCIAL DATA, UNAUDITED -- (CONTINUED) nonrecurring charges amounted $3,782,000, $74,100,000, and $15,417,000 in the second, third, and fourth quarters, respectively. In addition, the fourth quarter of 1995 includes a $15,600,000 deferred tax benefit from the reduction of the valuation allowance. Although the Company's net income in the third and fourth quarter of 1995 showed marked improvements over the first and second quarter, there can be no assurance that this trend will continue.

16. MERGER WITH WESTERN WASTE INDUSTRIES

     On December 18, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Western Waste Industries ("Western") through a merger transaction ("Western Merger"). The Western Merger is subject to, among other conditions, approval of both companies' shareholders. It is anticipated that the Western Merger will be completed in April 1996 and that it will be accounted for as a pooling of interests. The Merger Agreement provides that on the effective date of the Western Merger, the Company will issue 1.50 shares of its Common Stock for each share of Western outstanding common stock. The Company has received an irrevocable proxy from Kosti Shirvanian, Western's Chairman and Chief Executive Officer, who is Western's largest shareholder and owns approximately 31% of Western's outstanding shares. The Company currently owns approximately 4.3% of Western's outstanding shares (634,900 common shares of Western are recorded at cost of $12,569,000 in other assets), which will be canceled on the Western Merger's effective date. The Western Merger is expected to increase the Company's outstanding shares of Common Stock by approximately
21.4 million shares and the Company will assume options under Western's stock option plans equivalent to approximately 5.2 million underlying USA Waste shares of Common Stock. Following the Western Merger, the Company's Board of Directors will be expanded from 9 to 12 members and will include nominees of both the Company and Western.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the caption "Election of USA Waste Directors" in the Company's definitive Joint Proxy Statement and Prospectus for the 1996 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, prior to April 30, 1996 (the "1996 Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of the Company is set forth above under "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the caption "Election of USA Waste Directors -- Executive Compensation" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Election of USA Waste Directors -- Beneficial Ownership of USA Waste Common Stock" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Election of USA Waste Directors -- Certain Relationships and Related Transactions" in the 1996 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements:

       Report of Independent Accountants

       Report of Independent Auditors

       Consolidated Balance Sheets as of December 31, 1995 and 1994

       Consolidated Statements of Operations for the years ended December 31, 1995, 1994, and 1993

       Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994, and 1993

       Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993

       Notes to Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules:

       All Consolidated Financial Statement Schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits:

      3.1 Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-4, File No. 33-60103].

      3.2 Bylaws [Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-4, File No. 33-60103].

      4.1       Specimen Stock Certificate [Incorporated by reference to Exhibit
                4.3 of the Registrant's Registration Statement on Form S-3, File No. 33-76224].

     10.1       1990 Stock Option Plan [Incorporated by reference to Exhibit
                10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990].

     10.2       1993 Stock Incentive Plan [Incorporated by reference to Exhibit
                4.4 of the Registrant's Registration Statement on Form S-8, File No. 33-72436].

     10.3 Envirofil, Inc. 1993 Stock Incentive Plan [Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

     10.4 Amended and Restated Plan and Agreement of Reorganization dated March 29, 1994, among the Registrant, Envirofil Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, and Envirofil, Inc., a Delaware corporation [Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 33- 77110].

     10.5 Amended and Restated Agreement and Plan of Merger dated as of November 28, 1994, among the Registrant, Chambers Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, and Chambers Development Company, Inc., a Delaware corporation [Incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4, File No. 33-59259].

     10.6 Revolving Credit and Term Loan Agreement dated as of June 30, 1995, among the Registrant, its subsidiaries, The First National Bank of Boston, Bank of America Illinois, J.P. Morgan Securities, Inc., and Morgan Guaranty Trust Company of New York [Incorporated by reference to Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as amended by Form 10-Q/A].

     10.7 First Amendment to Revolving Credit and Term Loan Agreement dated as of August 11, 1995, among the Registrant, its subsidiaries, The First National Bank of Boston, Bank of America Illinois, J.P. Morgan Securities, Inc., and Morgan Guaranty Trust Company of New York, and the other financial institutions party thereto.

     10.8 Second Amendment to Revolving Credit and Term Loan Agreement dated as of September 7, 1995, among the Registrant, its subsidiaries, The First National Bank of Boston, Bank of America Illinois, J.P. Morgan Securities, Inc., and Morgan Guaranty Trust Company of New York, and the other financial institutions party thereto.

     10.9 Third Amendment to Revolving Credit and Term Loan Agreement dated as of January 26, 1996, among the Registrant, its subsidiaries, The First National Bank of Boston, Bank of America Illinois, J.P. Morgan Securities, Inc., and Morgan Guaranty Trust Company of New York, and the other financial institutions party thereto.

     10.10 Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of February 29, 1996, among the Registrant, its subsidiaries, The First National Bank of Boston, Bank of America Illinois, J.P. Morgan Securities, Inc., and Morgan Guaranty Trust Company of New York, and other financial institutions party thereto.

     10.11 Form of Employment Agreement between the Registrant and each of John E. Drury, Donald F. Moorehead, Jr., David Sutherland-Yoest, and Charles A. Wilcox [Incorporated by reference to Exhibit
                10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

     10.12 Employment Agreement between the Registrant and Earl E. DeFrates [Incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

     10.13 Employment Agreement between the Registrant and Gregory T. Sangalis [Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4, File No. 33-59259].

     10.14 Amendment to Amended and Restated Agreement and Plan of Merger dated June 27, 1995, among the Registrant, Chambers Acquisition Corporation, and Chambers Development Company, Inc. [Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated June 30, 1995].

     10.15 Shareholders Agreement dated December 18, 1995, among USA Waste Services, Inc., Donald F. Moorehead, Jr., John E. Drury, John G. Rangos, Sr., John G. Rangos, Jr., Alexander W. Rangos, and John Rangos Development Corporation, Inc. [Incorporated by reference to Exhibit 1 to the Schedule 13D dated December 17, 1995 relating to the Registrant].

     10.16 Consulting and Non-Compete Agreement dated June 25, 1995, between the Registrant and John G. Rangos, Sr. [Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q/A for the period ended June 30, 1995].

     10.17 Employment Agreement dated June 25, 1995, between the Registrant and Alexander W. Rangos [Incorporated by reference to Exhibit
                10.22 to the Registrant's Quarterly Report on Form 10-Q/A for the period ended June 30, 1995].

     10.18 Employment Agreement dated December 18, 1995, between the Registrant and Kosti Shirvanian.

     11.1       Computation of Earnings Per Common Share.

     21.1       Subsidiaries of the Registrant.

     23.1       Consent of Coopers & Lybrand L.L.P.

     23.2       Consent of Deloitte & Touche LLP.

     27.1       Financial Data Schedule.
     --------------------

(b) Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K dated December 18, 1995. Such Current Report reported on Item 5. Other Events and Item 7. Financial Statements and Exhibits. The financial statements filed included:

          (a) The following financial statements of Western:

             (i) the audited consolidated balance sheets as of June 30, 1994 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1995, together with the notes thereto and the report of independent auditors dated August 25, 1995, except for Note 8 as to which the date is September 12, 1995; and (ii) the audited consolidated balance sheets as of June 30, 1995 and the unaudited consolidated balance sheet as of September 30, 1995 and the related unaudited consolidated statements of operations and cash flows for the three months ended September 30, 1994 and 1995.

        (b) Pro forma financial information of the Company and Western including the combined historical unaudited pro forma condensed balance sheet as of September 30, 1995 and the related combined historical unaudited pro forma condensed statements of operations for the nine months ended 1995 and 1994 and for each of the three years in the period ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         USA WASTE SERVICES, INC.

                                         By: /s/  JOHN E. DRURY
                                            ------------------------------
                                                  John E. Drury
                                             Chief Executive Officer

                                         Date: March 22, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 /s/  JOHN E. DRURY                    Chief Executive Officer and               March 22, 1996
------------------------------         Chairman of the Board (Principal
     John E. Drury                     Executive Officer)


 /s/ DONALD F. MOOREHEAD, JR.         Chief Development Officer and               March 22, 1996
------------------------------        Director
     Donald F. Moorehead, Jr.

 /s/ DAVID SUTHERLAND-YOEST           President, Chief Operating                  March 22, 1996
------------------------------        Officer and Director
     David Sutherland-Yoest

 /s/  EARL E. DEFRATES                Executive Vice President and                March 22, 1996
------------------------------        Chief Financial Officer
      Earl E. DeFrates                (Principal Financial Officer)


 /s/  BRUCE E. SNYDER                 Vice President, Corporate                   March 22, 1996
------------------------------        Controller and Chief Accounting
      Bruce E. Snyder                 Officer


 /s/  GEORGE L. BALL                  Director                                    March 22, 1996
------------------------------
      George L. Ball

 /s/  PETER J. GIBBONS                Director                                    March 22, 1996
------------------------------
      Peter J. Gibbons

 /s/  RICHARD J. HECKMANN             Director                                    March 22, 1996
------------------------------
      Richard J. Heckmann

 /s/  WILLIAM E. MOFFETT              Director                                    March 22, 1996
------------------------------
      William E. Moffett

 /s/  ALEXANDER W. RANGOS             Director                                    March 22, 1996
------------------------------
      Alexander W. Rangos

 /s/  JOHN G. RANGOS, SR.             Director                                    March 22, 1996
------------------------------
      John G. Rangos, Sr.

                               INDEX TO EXHIBITS

                                                                                         SEQUENTIALLY
 EXHIBIT                                                                                   NUMBERED
   NO.                                     DESCRIPTION                                       PAGE
----------                                 -----------                                   ------------
     3.1   Restated Certificate of Incorporation [Incorporated by reference to Exhibit
           3.1 of the Registrant's Registration Statement on Form S-4, File No.
           33-60103].
     3.2   Bylaws [Incorporated by reference to Exhibit 3.2 of the Registrant's
           Registration Statement on Form S-4, File No. 33-60103].
     4.1   Specimen Stock Certificate [Incorporated by reference to Exhibit 4.3 of the
           Registrant's Registration Statement on Form S-3, File No. 33-76224].
    10.1   1990 Stock Option Plan [Incorporated by reference to Exhibit 10.1 of the
           Registrant's Annual Report on Form 10-K for the year ended December 31,
           1990].
    10.2   1993 Stock Incentive Plan [Incorporated by reference to Exhibit 4.4 of the
           Registrant's Registration Statement on Form S-8, File No. 33-72436].
    10.3   Envirofil, Inc. 1993 Stock Incentive Plan [Incorporated by reference to
           Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].
    10.4   Amended and Restated Plan and Agreement of Reorganization dated March 29,
           1994, among the Registrant, Envirofil Acquisition Corporation, a Delaware
           corporation and wholly owned subsidiary of the Registrant, and Envirofil,
           Inc., a Delaware corporation [Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 33- 77110].
    10.5   Amended and Restated Agreement and Plan of Merger dated as of November 28,
           1994, among the Registrant, Chambers Acquisition Corporation, a Delaware
           corporation and wholly owned subsidiary of the Registrant, and Chambers
           Development Company, Inc., a Delaware corporation [Incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4, File
           No. 33-59259].
    10.6   Revolving Credit and Term Loan Agreement dated as of June 30, 1995, among the Registrant, its subsidiaries, The First National Bank of Boston, Bank of
           America Illinois, J.P. Morgan Securities, Inc., and Morgan Guaranty Trust
           Company of New York [Incorporated by reference to Exhibit 10.19 of the
           Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
           1995, as amended by Form 10-Q/A].
    10.7   First Amendment to Revolving Credit and Term Loan Agreement dated as of
           August 11, 1995, among the Registrant, its subsidiaries, The First National
           Bank of Boston, Bank of America Illinois, J.P. Morgan Securities, Inc., and
           Morgan Guaranty Trust Company of New York, and the other financial institutions party thereto.
    10.8   Second Amendment to Revolving Credit and Term Loan Agreement dated as of
           September 7, 1995, among the Registrant, its subsidiaries, The First
           National Bank of Boston, Bank of America Illinois, J.P. Morgan Securities,
           Inc., and Morgan Guaranty Trust Company of New York, and the other financial institutions party thereto.
    10.9   Third Amendment to Revolving Credit and Term Loan Agreement dated as of
           January 26, 1996, among the Registrant, its subsidiaries, The First National
           Bank of Boston, Bank of America Illinois, J.P. Morgan Securities, Inc., and
           Morgan Guaranty Trust Company of New York, and the other financial institutions party thereto.
    10.10  Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of
           February 29, 1996, among the Registrant, its subsidiaries, The First
           National Bank of Boston, Bank of America Illinois, J.P. Morgan Securities,
           Inc., and Morgan Guaranty Trust Company of New York, and other financial institutions party thereto.

                                                                                         SEQUENTIALLY
 EXHIBIT                                                                                   NUMBERED
   NO.                                     DESCRIPTION                                       PAGE
---------- ----------------------------------------------------------------------------  ------------
   10.11   Form of Employment Agreement between the Registrant and each of John E.
           Drury, Donald F. Moorehead, Jr., David Sutherland-Yoest, and Charles A.
           Wilcox [Incorporated by reference to Exhibit 10.18 of the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1994].

   10.12   Employment Agreement between the Registrant and Earl E. DeFrates
           [Incorporated by reference to Exhibit 10.19 of the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1994].

   10.13   Employment Agreement between the Registrant and Gregory T. Sangalis
           [Incorporated by reference to Exhibit 10.17 to the Registrant's Registration
           Statement on Form S-4, File No. 33-59259].

   10.14   Amendment to Amended and Restated Agreement and Plan of Merger dated June
           27, 1995, among the Registrant, Chambers Acquisition Corporation, and
           Chambers Development Company, Inc. [Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated June 30, 1995].

   10.15   Shareholders Agreement dated December 18, 1995, among USA Waste Services,
           Inc., Donald F. Moorehead, Jr., John E. Drury, John G. Rangos, Sr., John G.
           Rangos, Jr., Alexander W. Rangos, and John Rangos Development Corporation,
           Inc. [Incorporated by reference to Exhibit 1 to the Schedule 13D dated
           December 17, 1995 relating to the Registrant].

   10.16   Consulting and Non-Compete Agreement dated June 25, 1995, between the
           Registrant and John G. Rangos, Sr. [Incorporated by reference to Exhibit
           10.21 to the Registrant's Quarterly Report on Form 10-Q/A for the period ended June 30, 1995].

   10.17   Employment Agreement dated June 25, 1995, between the Registrant and
           Alexander W. Rangos [Incorporated by reference to Exhibit 10.22 to the
           Registrant's Quarterly Report on Form 10-Q/A for the period ended June 30,
           1995].

   10.18   Employment Agreement dated December 18, 1995, between the Registrant and
           Kosti Shirvanian.

    11.1   Computation of Earnings Per Common Share.

    21.1   Subsidiaries of the Registrant.

    23.1   Consent of Coopers & Lybrand L.L.P.

    23.2   Consent of Deloitte & Touche LLP.

    27.1   Financial Data Schedule