Form 10-Q
period 1996-03-31
USA WASTE SERVICES INC
filed 1996-05-15
CIK 823768

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1996

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO _____

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
         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF MAY 1, 1996:

             COMMON STOCK      $.01 PAR VALUE    66,014,914 SHARES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                            USA WASTE SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Par Value Amounts)
                                  (Unaudited)

                                                                    March 31,            December 31,
                                                                     1996                   1995
                                                                     ----                   ----
ASSETS
Current assets:
  Cash and cash equivalents                                         $  16,591              $  13,164
  Accounts receivable, net                                             61,006                 58,333
  Notes and other receivables                                          13,133                 13,802
   Deferred income taxes                                               15,600                 15,600
  Prepaid expenses and other                                           25,411                 19,223
                                                                       ------               --------
     Total current assets                                             131,741                120,122

Notes and other receivables                                            17,208                 11,704
Property and equipment, net                                           599,869                593,293
Excess of cost over net assets of acquired
  businesses, net                                                      95,643                 91,250
Other intangible assets, net                                           27,639                 27,528
Other assets                                                           69,109                 64,140
                                                                     --------               --------
   Total assets                                                      $941,209               $908,037
                                                                      =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 32,457               $ 32,364
  Accrued liabilities                                                  20,295                 27,924
  Deferred revenues                                                     6,007                  6,030
  Current maturities of long-term debt                                 41,601                 38,925
                                                                     --------               --------
   Total current liabilities                                          100,360                105,243

Long-term debt, less current maturities                               354,978                334,860
Closure, post-closure, and other liabilities                           61,887                 65,085
                                                                     --------               --------
   Total liabilities                                                  517,225                505,188
                                                                      -------                -------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value;
    10,000,000 shares authorized;
    none issued                                                             --                    --
  Common stock, $.01 par value;
    150,000,000 shares authorized; 66,082,850 and
    65,975,048 shares issued, respectively                                 661                   660
  Additional paid-in capital                                          728,924                727,971
  Accumulated deficit                                                (303,447)              (323,963)
  Less treasury stock at cost, 144,975 shares and
      138,810 shares, respectively                                     (2,154)                (1,819)
                                                                     ---------              --------
   Total stockholders' equity                                         423,984                402,849
                                                                      -------                -------
   Total liabilities and stockholders' equity                        $941,209               $908,037
                                                                      =======                =======

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                          Three months ended
                                                              March 31,
                                                             ----------
                                                          1996           1995
                                                        --------       --------


Operating revenues                                      $124,629       $101,242
                                                        --------       --------

Costs and expenses:
 Operating                                                69,598         58,279
 General and administrative                               14,542         16,890
 Depreciation and amortization                            14,875         12,980
 Unusual items                                                --            693
                                                           -----       --------
                                                          99,015         88,842
                                                        --------       --------

Income from operations                                    25,614         12,400
                                                        --------       --------

Other income (expense):
  Interest expense:
    Nonrecurring interest                                     --         (3,512)
    Other                                                 (5,767)        (8,212)
  Interest and other income, net                           2,033          1,845
                                                        --------       --------
                                                          (3,734)        (9,879)
                                                        --------       --------

Income before provision for income taxes                  21,880          2,521
Provision for income taxes                                 1,364          2,337
                                                         -------       --------
Net income                                               $20,516       $    184
                                                        ========       ========

Earnings per common share                               $   0.31       $   0.00
                                                        ========       ========

Weighted average number of common and
   common equivalent shares outstanding                   66,964         51,088
                                                        ========       ========





            The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)
                                  (Unaudited)


                                                                     Additional
                                               Preferred    Common     Paid-in    Accumulated   Treasury
                                                 Stock      Stock      Capital      Deficit      Stock
                                                 -----      -----      -------      -------      -----

Balance, December 31, 1995                     $     --     $ 660      $727,971   $(323,963)    $(1,819)


   Common stock issued in acquisitions               --         1        1,160           --           --
   Common stock returned for acquisition
    settlement                                       --         --           --          --        (751)
   Common stock issued from treasury upon
     exercise of stock options                       --         --          (82)         --         219
   Common stock issued from treasury upon
     exercise of stock warrants                      --         --         (125)         --         197
   Net income                                        --         --           --      20,516          --
                                                -------        ---      -------     -------       -----
Balance, March 31, 1996                        $     --      $ 661     $728,924   $(303,447)    $(2,154)
                                                =======        ===     =======     ========      ======





        The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                          Three months ended March 31,
                                                                         -----------------------------
                                                                           1996                   1995
                                                                        ----------            -----------

Cash flows from operating activities:
    Net cash provided by operating activities                            $14 ,431               $14,163
                                                                          -------                ------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired                        (12,246)                  --
  Capital expenditures                                                    (14,680)              (16,044)
  Loans and advances to others                                             (7,659)               (5,426)
  Collection of loans to others                                             1,158                   102
  Proceeds from sale of assets                                                633                 4,155
  Increase in restricted assets                                              (499)                9,430)
  Other                                                                        --                  (384)
                                                                         --------              --------
      Net cash used in investing activities                               (33,293)              (27,027)
                                                                         --------              ---------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                              32,000                17,000

  Principal payments on long-term debt                                     (9,920)              (10,792)
     Proceeds from exercise of stock options                                  137                    30
  Proceeds from exercise of warrants                                           72                   517
                                                                         --------              --------
         Net cash provided by financing activities                         22,289                 6,755
                                                                           ------               -------
Increase (decrease) in cash and cash equivalents                            3,427                (6,109)
Cash and cash equivalents at beginning of period                           13,164                30,161
                                                                           ------                ------
Cash and cash equivalents at end of period                                $16,591               $24,052
                                                                          =======                ======



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   The condensed consolidated balance sheets of USA Waste Services, Inc. ("the Company") as of March 31, 1996 and December 31, 1995, the related condensed consolidated statements of operations for the three months ended March 31, 1996 and 1995, the condensed consolidated statement of stockholders' equity for the three months ended March 31, 1996, and the condensed consolidated statements of cash flows for the three months ended March 31, 1996 and 1995 are unaudited.
In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The financial statements included herein should be read in connection with the Company's Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and to the Company's Joint Proxy Statement and Prospectus dated April 2, 1996 included in the Company's Registration Statement on Form S-4 filed in connection with the acquisition of Western Waste Industries ("Western") (see Note 5).

1.  LONG-TERM DEBT:

         Long-term debt consists of the following (in thousands):

                                                                          March 31,        December 31,
                                                                             1996               1995
                                                                          ----------          ---------
         Credit Facility:
            Revolving credit facility                                     $  83,613           $  51,613
            Term loan facility                                              209,228             215,835
         Industrial revenue bonds                                            80,500              82,250
         Other                                                               23,238              24,087
                                                                             ------            --------
                                                                            396,579             373,785
         Less current maturities                                             41,601              38,925
                                                                            -------            --------
                                                                           $354,978            $334,860
                                                                            =======             =======

   On June 30, 1995, in connection with the acquisition of Chambers Development Company ("Chambers"), the Company entered into a $550,000,000 financing agreement consisting of a $300,000,000 five-year revolving credit and letter of credit facility and a $250,000,000 term loan facility. Borrowings under the credit facility are collateralized by all the stock and intercompany receivables of the Company and its subsidiaries, whether now owned or hereafter acquired. Revolving credit loans under the credit facility are limited to $180,000,000 at March 31, 1996, less the amount of any future industrial revenue bonds enhanced by letters of credit under the credit facility. Loans bear interest at a rate based on the Eurodollar rate or the prime rate, plus a spread not to exceed 1.75% per annum. The credit facility may also be used for letters of credit purposes with variable fees from 0.75% to 1.75% per annum charged on amounts issued. A commitment fee of up to .5% is required on the unused portion of the credit facility.

   On May 7, 1996, in connection with the acquisition of Western, the Company replaced its existing credit facility with a $750,000,000 senior revolving credit facility ("Credit Facility"). The Credit Facility will be used to refinance existing bank loans and letters of credit as well as fund additional acquisitions and working capital. The Credit Facility will be available for standby letters of credit of up to $300,000,000. Loans under the Credit Facility bear interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread initially set at 0.405% per annum). The Credit Facility requires a facility fee not to exceed 0.38% per annum on the entire available credit facility (facility fee initially set at 0.22% per annum). The Company's liquidity will be enhanced by the Credit Facility as the financial covenants are less restrictive and principal reductions are not required for a three year period.

2.  BUSINESS COMBINATIONS:

   During the three months ended March 31, 1996, the Company acquired 13 collection businesses for approximately $12,246,000 in cash and 64,624 shares of the Company's Common Stock. These acquisitions were accounted for under the purchase method of accounting and the pro forma effect of the acquisitions is not material to the Company's financial condition or its results of operations.

                            USA WASTE SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.  INCOME TAXES:

   The difference in federal income taxes at the statutory rate and the provision for income taxes is primarily due to the net change in the valuation allowance. The valuation allowance for deferred tax assets had a net decrease of $5,814,000 in the first quarter of 1996 due to changes in the Company's gross deferred tax assets and liabilities and the realizations of a portion of the Company's net deferred tax asset. Future taxable income was projected utilizing annualized first quarter taxable income. Based on this analysis of taxable income, the Company has restored the net deferred tax asset to $15,600,000. If the Company's current trend of profitability continues, additional net deferred tax assets of up to approximately $87,800,000 could be recognized in future periods.

4.  COMMITMENTS AND CONTINGENCIES:

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

    Legal matters -- See Part II, Item 1, of this Form 10-Q for discussion of legal matters.

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

   Employment agreements -- The Company has entered into employment agreements with certain of its executives and officers. These employment agreements include provisions governing compensation and benefits to be paid upon termination of employment with the Company or certain changes in control of the Company. Under certain conditions, the agreements can be terminated by the Company or the employee. Upon termination of an agreement, the employee's compensation would continue at approximately 75% of the employee's prior compensation for periods ranging from three to five years. During the three to five year period, the employee would be available to the Company on a part-time basis for consulting and also would not be permitted to engage in any activities in direct competition with the Company. If these executives were to be terminated without cause during 1996 or if certain executives elected to terminate their agreements, the aggregate annual compensation on a part-time basis would be approximately $1,250,000. If a change in control were to occur in 1996 and the executives were to elect to take the change in control payments, they would receive approximately $6,473,000. As of March 31, 1996, the Company has not recorded any accruals in the financial statements related to these employment agreements.

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

                            USA WASTE SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



5. MERGER WITH WESTERN WASTE INDUSTRIES:

   On May 7, 1996, the Company consummated an Agreement and Plan of Merger (the "Merger Agreement") to acquire Western through a merger transaction ("Western Merger") accounted for as a pooling of interests. Under the terms of the Merger Agreement, the Company issued 1.50 shares of its Common Stock for each share of Western outstanding common stock. Prior to the Western Merger, the Company owned approximately 4.1% of Western's outstanding shares (634,900 common shares of Western were recorded at cost of $12,596,000 in other assets in the condensed consolidated balance sheets at March 31, 1996 and December 31, 1995), which were canceled on the Western Merger's effective date. The Western Merger increased the Company's outstanding shares of Common Stock by approximately 23.1 million shares and the Company assumed options under Western's stock option plans equivalent to approximately 5.2 million underlying USA Waste shares of Common Stock. Following the Western Merger, the Company's Board of Directors was expanded from 9 to 11 members, with approval to appoint a twelfth member at a later date. See Part II, Item 5, of this Form 10-Q for USA Waste supplemental condensed consolidated financial information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion reviews the Company's operations for the three months ended March 31, 1996 and 1995, and should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere herein, as well as the Company's consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's Joint Proxy Statement and Prospectus dated April 2, 1996, included in the Company's Registration Statement on Form S-4 filed in connection with the acquisition of Western.

INTRODUCTION

    The Company provides non-hazardous solid waste management services, consisting of collection, transfer, disposal, soil remediation, and recycling services in 21 states. Since August 1990, the Company has experienced significant growth principally through the acquisition and integration of solid waste businesses and is now the fourth largest non- hazardous solid waste company in North America. The company owns or operates 29 landfills, 22 transfer stations, and 45 collection companies serving more than 500,000 customers.

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

    General and administrative costs include management salaries, clerical and administrative costs, professional services, facility rentals, and related insurance costs, as well as costs related to the Company's marketing and sales force.

RESULTS OF OPERATIONS

    The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percent for the various Condensed Consolidated Statements of Operations items:

                                                                       Period to Period
                                                                      Change for the
                                                                     Three Months Ended
                                                                         March 31,
                                                                        1996 and 1995
                                                                     -------------------
                                                                    $                %
                                                                  -----            -----

       Operating revenues                                         $23,387          23.1%
                                                                   ------

       Costs and expenses:
           Operating                                               11,319          19.4
           General and administrative                              (2,348)        (13.9)
           Depreciation and amortization                            1,895          14.6
       Unusual items                                                 (693)       (100.0)
                                                                  -------
                                                                   10,173          11.5
                                                                   ------

       Income from operations                                      13,214         106.6
                                                                   ------

       Other income (expense):
           Interest expense:
           Nonrecurring interest                                   3,512         100.0
           Other                                                   2,445          29.8

           Interest and other income, net                             188          10.2
                                                                  -------
                                                                    6,145          62.2
                                                                  -------

       Income before provision for income taxes                    19,359         767.9
       Provision for income taxes                                    (973)        (41.6)
                                                                  -------
       Net income                                                 $20,332      11,050.0%
                                                                   ======

    The following table presents, for the periods indicated, the percentage relationship that the various components of the Condensed Consolidated Statements of Operations bear to operating revenues:

                                                                     Three Months Ended
                                                                         March 31,
                                                                    -----------------
                                                                     1996       1995
                                                                   --------   --------

    Operating revenues:
         Disposal                                                     30.6%        31.9%
         Waste collection                                             52.3         52.1
         Transfer stations                                            12.0          9.9
         Other                                                         5.1          6.1
                                                                      ----       ------
                                                                     100.0        100.0
                                                                     -----        -----
    Costs and expenses:
         Operating                                                    55.8         57.6
         General and administrative                                   11.7         16.7
         Depreciation and amortization                                11.9         12.8
         Unusual items                                                  --          0.7
                                                                     -----        -----
                                                                      79.4         87.8
                                                                     -----        -----

    Income from operations                                            20.6         12.2
                                                                     -----        -----

    Other income (expense):
         Interest expense:
           Nonrecurring interest                                        --         (3.4)
           Other                                                      (4.6)        (8.1)
         Interest and other income, net                                1.6          1.8
                                                                      ----         ----
                                                                      (3.0)        (9.7)
                                                                      -----        -----

    Income before provision for income taxes                          17.6          2.5
    Provision for income taxes                                         1.1          2.3
                                                                     -----        -----
    Net income                                                        16.5          0.2%
                                                                      ====        =====


THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Operating Revenues

    Operating revenues were $124,629,000 for the three months ended March 31, 1996, an increase of $23,387,000, or 23.1%, as compared to the corresponding period of 1995. The increase in operating revenues is attributable to the effect of acquisitions, less dispositions, and the growth in operating revenues from comparable operations, excluding the negative impact of severe weather conditions in certain market areas, and the decline in certain non-core businesses which do not provide a significant contribution to earnings. Acquisitions during 1996 and the effect of acquisitions made during 1995 accounted for an approximate 20% increase in operating revenues. Operating revenues from comparable disposal and collection operations increased approximately 1% due to price increases and approximately 9.1% due to volume increases, with the negative impact of the harsh weather conditions in 1996 and declines in other non-core revenues accounting for the remaining decrease of approximately 7%.

Operating Costs and Expenses

    Operating costs and expenses increased $11,319,000, or 19.4%, for the three months ended March 31, 1996, as compared to the first quarter of 1995. The increase in operating costs and expenses in 1996 is primarily attributable to the impact of new business acquisitions, net of dispositions, made in 1995 and 1996 of $16,183,000. Offsetting the increase due to acquisitions is the effect of reduced operating costs and expenses of approximately $2,800,000 for the existing Chambers operations since the Company's merger with Chambers in June 1995, and the increased utilization of internal disposal from 50% in the first quarter of 1995 to 53%, which equates to approximately $1,000,000 in decreased costs, for the corresponding period of 1996. Operating costs and expenses for other comparable operations decreased $1,064,000 due to the Company's ability to service internal growth without a proportionate increase in costs.

    As a percentage of operating revenues, operating costs and expenses decreased from 57.6% in the first quarter of 1995 to 55.8% for the corresponding period in 1996. This decrease occurred for the reasons described above despite the effect of the change in the mix of operating revenues for services provided, which would generally result in an increase in the percentage of operating costs to operating revenues. Operating revenues for disposal operations decreased from 31.9% in the first quarter of 1995 to 30.6% for the corresponding period of 1996, which increases operating costs as a percentage of operating revenues since disposal operations generally have lower operating cost margins than collection and transfer station operations.

General and Administrative

    General and administrative expenses decreased $2,348,000 for the three months ended March 31, 1996, compared to the first quarter of 1995, and were down as a percent of operating revenues. This is the result of the Company's ability to integrate new business acquisitions without a proportionate increase in general and administrative expenses and cost reductions as a result of the merger with Chambers consummated in June 1995.

Depreciation and Amortization

    Depreciation and amortization increased $1,895,000 for the three months ended March 31, 1996, compared to the first quarter of 1995 due primarily to the acquisition of new businesses. As a percentage of operating revenues, depreciation and amortization decreased due to improved utilization of equipment through the internal volume growth in the collection and disposal operations without a corresponding increase in equipment and facilities.

Unusual Items

    In 1995, the unusual items include $693,000 of severance and other termination benefits paid to former Chambers employees in connection with its pre-merger reorganization.

Income from Operations

    For reasons discussed above, income from operations as a percent of operating revenues in the first quarter of 1996 was 20.6% as compared to 12.2% as in the first quarter of 1995. The improvement in recurring operations is the result of economies of scale realized by the Company with respect to recent acquisitions and improvements in comparative operations.

Other Income and Expense

    Other income and expense consists of interest expense, interest income, and other income. Interest expense, gross of amounts capitalized, decreased as a result of an overall reduction in indebtedness and the refinancing of Chambers pre-merger indebtedness and the Company's existing indebtedness to lower rates at June 30, 1995. In addition, $3,512,000 of nonrecurring interest was incurred during the three months ended March 31, 1995, relating to extension fees and other charges associated with the aforementioned debt refinancing by Chambers. Capitalized interest for the first quarter of 1996 was approximately $1,573,000 as compared to $1,258,000 in the first quarter of 1995.

Provision for Income Taxes

    The provision for income taxes decreased $973,000 for the three months ended March 31, 1996, as compared to the corresponding period of 1995. The 1995 provision for income taxes represents current income taxes of USA Waste and Chambers on a separate basis. The decrease in the provision for income taxes in 1996 is the result of the change in the valuation allowance and corresponding recognition of the benefit for a portion of the Company's net deferred tax asset.

Net Income

    For the reasons discussed above, net income increased $20,332,000 during the three months ended March 31, 1996 as compared to the corresponding period of 1995.


LIQUIDITY AND CAPITAL RESOURCES

    The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements basically stem from (i) its working capital needs for its ongoing operations, (ii) capital expenditures for cell construction and expansion of its landfill sites, as well as new trucks and equipment for its collection and hauling operations, and (iii) business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds and secondly from various financing sources available to the Company, including the issuance of its Common Stock. It is further part of the Company's strategy to minimize working capital while maintaining available commitments under bank credit agreements to fund any capital needs in excess of internally generated cash flow.

    As of March 31, 1996, the Company had working capital of $31,381,000 (a ratio of current assets to current liabilities of 1.31:1) and a cash balance of $16,591,000, which compares to working capital of $14,879,000 (a ratio of current assets to current liabilities of 1.14:1) and a cash balance of $13,164,000 as of December 31, 1995. During the first three months of 1996, the Company received net cash from operations of $14,431,000, and received net cash from financing activities of $22,289,000. These funds were used primarily to fund investments in other businesses of $12,246,000 and for capital expenditures of approximately $14,680,000.

    The Company's capital expenditure and working capital requirements have increased reflecting the Company's business strategy of growth through acquisitions and development projects. The Company's budgeted cash requirements for the remainder of 1996 include estimated capital expenditures of approximately $75,000,000. The Company intends to finance the remainder of its 1996 capital requirements through internally generated cash flow and amounts available under its revolving credit facility. At March 31, 1996, the available line of credit for cash borrowings was $93,875,000.

    On May 7, 1996, in connection with the acquisition of Western, the Company replaced its existing credit facility with a $750,000,000 senior revolving credit facility ("Credit Facility"). The Credit Facility will be used to refinance existing bank loans and letters of credit as well as fund additional acquisitions and working capital. The Credit Facility will be available for standby letters of credit up to $300,000,000. Loans under the Credit Facility bear interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread initially set at 0.405% per annum). The Credit Facility requires a facility fee not to exceed 0.38% per annum on the entire available credit facility (facility fee initially set at 0.22% per annum). The Company's liquidity will be enhanced by the Credit Facility as the financial covenants are less restrictive and principal reductions are not required for a three year period.

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

    The Company recently entered the New York City solid waste market on April 17, 1996, upon acquiring certain collection and paper processing operations of Barretti Carting Corp. and related entities for approximately $15,000,000 in cash. The Company has not yet closed on a related New York City transfer station pending the receipt of proper permits and government approvals. Upon receipt of such approvals the Company would be obligated to acquire these assets for approximately $16,000,000 in cash. The Company regularly engages in discussions relating to potential acquisitions and has identified several possible acquisition opportunities. The Company may announce acquisition transactions at any time.

SEASONALITY AND INFLATION

    Because the volumes of certain types of waste, such as yard clippings and construction debris, tend to be higher in the spring and summer, the Company experiences seasonal variations in its revenues. As a result, during spring and summer, the Company's revenues tend to be higher than its revenues in fall and winter. In addition, during the winter, harsh weather conditions often temporarily affect the Company's ability to collect, transport, and dispose of waste, as experienced by certain operating locations in the first quarter of 1996. The seasonal impact is often offset by revenues added through acquisitions such that the Company's reported revenues have historically reflected increases in period to period comparisons.

    The Company believes that inflation and changing prices have not had, and are not expected to have, any material adverse effect on the results of operations in the near future.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

    On or about March 8, 1993, an action was filed in the United States District Court for the Western District of Pennsylvania, captioned Option Resource Group, et al. v. Chambers Development Company, Inc., et al., Civil Action No. 93-354. This action was brought by a market maker in options in Chambers stock and two of its general partners and asserts federal securities law and common law claims alleging that Chambers, in publicly disseminated materials, intentionally or negligently misstated its earnings and that Chambers' officers and directors committed mismanagement and breach of fiduciary duties. These plaintiffs allege that, as a result of large amounts of put options traded on the Chicago Board of Options Exchange between March 13 and March 18, 1992, they engaged in offsetting transactions resulting in approximately $2,100,000 in losses. The plaintiffs in Option Resource Group had successfully requested exclusion from a now settled class action of consolidated suits instituted on similar claims ("Class Action") and Option Resource Group is continuing as a separate lawsuit. Discovery has been completed and a pretrial conference is scheduled for May 17, 1996. Plaintiffs filed a motion for summary judgment which is untimely under the court's case management. The court has stayed responses to the motion for summary judgment. In response to discovery on damages, the plaintiffs reduced their damages claim to $433,000 in alleged losses, plus interest and attorneys' fees, for a total damage claim of $658,000, as of August 21, 1995. The Company intends to continue to vigorously defend against this action. Management of the Company believes the ultimate resolution of such complaint will not have a material adverse effect on the Company's financial position or results of operations.

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

    On or about February 1, 1996, an action was filed in the Circuit Court of Cook County, Illinois, captioned Allabastro v. USA Waste Services, Inc., Action No. 96L01165. The case was subsequently removed to the United States District Court for the Northern District of Illinois, Action No. 96-CV-1336. The plaintiff alleges to have entered into an oral agreement with the Company for brokerage services and is demanding a fee of $950,000 based on the alleged contract and on common law for acting as a broker/advisor to the Company in its 1993 purchase of an Indiana landfill and hauling operation from Chambers.
Based on the same facts, the plaintiff is also demanding an additional $36,250,000 fee in connection with the June 1995 merger of Chambers with the Company. The plaintiff is also seeking unspecified damages for acting as a management advisor to the Company in its procurement of a landfill renovation/operation contract in Charleston, West Virginia. Interest and other costs are also demanded. The case is in the early stages of discovery. The

Company has filed its answer and intends to vigorously defend against this action, and management believes the ultimate resolution of this suit will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    No matters were submitted to a vote of the Company's stockholders during the first quarter of 1996.

ITEM 5.  OTHER INFORMATION


    The following supplemental condensed consolidated balance sheets of USA Waste as of March 31, 1996 and December 31, 1995, and the related supplemental condensed consolidated statements of operations for the three months ended March 31, 1996 and 1995 are presented for informational purposes. These financial statements are in effect a restatement of the historical financial statements as if the Western Merger was consummated as of the beginning of the periods presented. These financial statements do not include the impact of certain cost and expense savings and other economic benefits that are expected to be realized as a result of the Western Merger.

                     USA WASTE SERVICES, INC. SUPPLEMENTAL
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In Thousands, Except Share and Par Value Amounts )
                                  (Unaudited)

                                                                       March 31,             December 31,
                                                                         1996                    1995
                                                                         ----                     ----
ASSETS
Current assets:
Cash and cash equivalents                                               $  26,309               $  18,223
Accounts receivable, net                                                   89,143                  90,427
Notes and other receivables                                                13,133                  13,802
   Deferred income taxes                                                   20,101                  20,101
Prepaid expenses and other                                                 34,258                  26,110
                                                                       ----------              ----------
 Total current assets                                                     182,944                 168,663

Notes and other receivables                                                17,208                  11,704
Property and equipment, net                                               810,059                 799,512
Excess of cost over net assets of acquired businesses, net                112,908                 108,664
Other intangible assets, net                                               33,737                  34,127
Other assets                                                               75,040                  67,694
                                                                        ---------                --------
 Total assets                                                          $1,231,896              $1,190,364
                                                                        =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $    41,187             $    40,333
  Accrued liabilities                                                      38,637                  48,618
  Deferred revenues                                                         6,007                   6,030
  Current maturities of long-term debt                                     42,854                  40,157
                                                                       ----------              ----------
   Total current liabilities                                              128,685                 135,138

Long-term debt                                                            430,117                 410,683
Closure, post-closure, and other liabilities                               84,078                  87,156
                                                                       ----------              ----------
                                                                          642,880                 632,977
                                                                        ---------                --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value;
     10,000,000 shares authorized; none issued                                 --                      --
  Common stock, $.01 par value; 150,000,000 shares
     authorized; 87,529,268 and 87,030,697 shares
     issued, respectively                                                     875                     870
 Additional paid-in capital                                               802,960                 796,235
 Accumulated deficit                                                     (212,665)               (237,899)
 Less treasury stock at cost, 144,975 and
       138,810 shares, respectively                                        (2,154)                 (1,819)
                                                                        ---------               ---------
   Total stockholders' equity                                             589,016                 557,387
                                                                         --------              ----------
    Total liabilities and stockholders' equity                         $1,231,896              $1,190,364
                                                                        =========               =========



                            See accompanying notes.

                     USA WASTE SERVICES, INC. SUPPLEMENTAL
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                       1996             1995
                                                                       ----             ----

Operating revenues                                                   $193,070          $168,880
                                                                     --------          --------
Costs and expenses:
   Operating                                                          113,977           101,450

    General and administrative                                         24,034            26,163

    Depreciation and amortization                                      20,914            19,343

   Unusual items                                                           --               693
                                                                        -----         ---------
                                                                      158,925           147,649
                                                                     --------          --------

Income from operations                                                 34,145            21,231
                                                                       ------         ---------

Other income (expense):
    Interest expense:
       Nonrecurring interest                                               --            (3,512)
      Other                                                           (6,580)            (9,687)

   Interest and other income, net                                       2,202             2,322
                                                                     --------           -------
                                                                      (4,378)           (10,877)
                                                                     --------          --------

Income before provision for income taxes                               29,767            10,354

Provision for income taxes                                              4,533             5,816
                                                                     --------          --------
Net income                                                         $   25,234         $   4,538
                                                                   ==========         =========

Earnings per common share                                            $   0.28         $    0.06
                                                                     ========         =========
Weighted average number of common and
   common equivalent shares outstanding                                 91,213            74,305
                                                                        ======         =========





                            See accompanying notes.

                            USA WASTE SERVICES, INC.

               NOTES TO SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

  The supplemental condensed consolidated financial statements assume the issuance of USA Waste Common Stock in exchange for all outstanding Western Common Stock, excluding 634,900 shares of Western Common Stock held by USA Waste. Such financial statements also assume that the Western Merger is accounted for using the "pooling of interests" method of accounting pursuant to Opinion No. 16 of the Accounting Principles Board. The pooling of interests method of accounting assumes that the combining companies have been merged from their inception, and the historical financial statements for periods prior to consummation of the Merger are restated as though the companies have been combined from their inception.

  The supplemental condensed consolidated financial statements do not include any adjustment for estimated nonrecurring costs directly related to the Merger which are expected to be included in operations of the Company within the twelve months succeeding the consummation of the Merger. Such costs (which are currently estimated for purposes of this presentation to be approximately $27.0 million) include the severance benefits to be paid to certain officers of Western of approximately $1.2 million and an additional $2.0 million to be funded by USA Waste in connection with charitable contributions to be made at the direction of an affiliate of USA Waste. Actual merger costs may vary from such estimate.

  Certain reclassifications have been made to the historical financial statements of USA Waste and Western to conform to the supplemental presentation. Such reclassifications are not material to the supplemental condensed consolidated financial statements.


SUPPLEMENTAL ADJUSTMENTS

Adjustments to the supplemental condensed consolidated financial statements were as follows:

  (A) All significant intercompany balance sheet and statement of operations items between USA Waste and Western have been eliminated in the supplemental condensed consolidated financial statements. In February 1992, USA Waste acquired a 55% interest in a hauling company from a third party where Western owned the remaining 45%. In March 1993, USA Waste acquired the remaining 45% from Western. The supplemental condensed financial statements reflect the combined company's 100% ownership of the acquired hauling company as of February 1992. Western's earnings in minority interest from February 1992 through March 1993 and the gain on sale to USA Waste of $2,829,000 have been eliminated. The excess cost over net assets of acquired businesses, net of accumulated amortization reported by USA Waste has also been eliminated.

  (B) Common stock, additional paid-in capital, and other assets have been adjusted to eliminate USA Waste's investment of 634,900 shares of Western Common Stock.

  (C) Adjustments have been made to reclassify Western's depreciation and amortization from operating expenses and general and administrative expenses to a separate line item to conform to the presentation of USA Waste as if the companies had been combined since their inception.

  (D) The stockholders' equity accounts have been adjusted to reflect the assumed issuance of 21,446,418 shares as of March 31, 1996 and 21,055,649 shares as of December 31, 1995 of USA Waste Common Stock for all issued and outstanding share of Western Common Stock (based on the exchange ratio of 1.50 shares of USA Waste Common Stock for each share of Western Common Stock outstanding). The actual number of shares of USA Waste Common Stock to be issued pursuant to the Merger will be based upon the number of shares of Western issued and outstanding immediately prior to the consummation of the merger, excluding USA Waste's ownership in Western consisting of 634,900 shares.

  (E) Income from continuing operations available to common shareholders per share for each period is based on the combined weighted average number of shares outstanding, after giving effect to the issuance of 1.5 shares of USA Waste Common Stock for each share of Western Common Stock outstanding. Fully diluted earnings per share are considered equal to primary earnings per share for all periods presented because the addition of potentially dilutive securities that are not common stock equivalents would have been either antidilutive or not material.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


   (a) Exhibits:


   3.1(a) -    Amendment to Registrant's Restated Certificate of Incorporation.

   3.1(b) -    Conformed Copy of Registrant's Restated Certificate of
               Incorporation.

   3.2    -    Bylaws [Incorporated by Reference to Exhibit 3.2 of the
               Registrant's Registration Statement on Form S-4, File No.
               33-60103].

   4.1    -    Specimen Stock Certificate [Incorporated by reference to Exhibit
               4.3 of the Registrant's Registration Statement on Form S-3, File
               No. 33-76224].

   10.1   -    1990 Stock Option Plan [Incorporated by reference to Exhibit
               10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990].

   10.2   -    1993 Stock Incentive Plan [Incorporated by reference to Exhibit
               4.4 of the Registrant's Registration Statement on Form S-8, File
               No. 33-72436].

   10.3   -    Envirofil, Inc. 1993 Stock Incentive Plan [Incorporated by
               reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

   10.4    -   Form of Employment Agreement between the Registrant and each of
               John E. Drury, Donald F. Moorehead, Jr., David Sutherland-Yoest, and Charles A. Wilcox [Incorporated by reference to Exhibit
               10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

   10.5    -   Employment Agreement between the Registrant and Earl E. DeFrates
               [Incorporated by reference to Exhibit 10.19 of the Registrant's
               Annual Report on Form 10-K for the year ended December 31,
               1994].

   10.6   -    Employment Agreement between the Registrant and Gregory T.
               Sangalis [Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4, File No.
               33-59259].

   10.7    -   Revolving Credit and Term Loan Agreement dated as of June 27,
               1995, among the Registrant, its subsidiaries, The First National
               Bank of Boston, Bank of America Illinois, J.P. Morgan Securities
               Inc., an Morgan Guaranty Trust Company of New York
               [Incorporated by reference to Exhibit 10.19 to the Registrant's
               Quarterly Report on Form 10-Q dated June 30, 1995, as amended by
               Form 10-Q/A].

   10.8  -     Shareholders Agreement dated December 18, 1995, among USA Waste
               Services, Inc., Donald F.  Moorehead, Jr., John E. Drury, John
               G. Rangos, Sr., John G. Rangos Jr., Alexander W. Rangos, and John
               Rangos Development Corporation, Inc. [Incorporated by reference to Exhibit 1 to Schedule 13D dated December 17, 1995 relating to the Registrant].

   10.9  -     Consulting and Non-Compete Agreement dated June 25, 1995,
               between the Registrant John G. Rangos, Sr. [Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q/A dated June 30, 1995].

   10.10  -    Employment Agreement dated June 25, 1995, between the Registrant and Alexander W. Rangos  [Incorporated by reference to Exhibit
               10.22 to the Registrant's Quarterly Report on Form 10-Q/A dated
               June 30, 1995].

   10.11  -    Employment Agreement dated December 18, 1995, between the
               Registrant and Kosti Shirvanian [Incorporated by reference to
               Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].

   11.1    -   Computation of Earnings Per Common Share.

   27.1    -   Financial Data Schedule.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            USA WASTE SERVICES, INC.
                                            Registrant





  May 14, 1996                   BY:            s/ Earl E. DeFrates
- -----------------                           ---------------------------
Date                                        Earl E. DeFrates,
                                              Executive Vice President,
                                              Chief Financial Officer


  May 14, 1996                   BY:            s/ Bruce E. Snyder
- -----------------                           -------------------------
Date                                        Bruce E. Snyder,
                                              Vice President - Controller,
                                              Chief Accounting Officer

                                EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION
- ------                           -----------
3.1(a)          Amendment to Registrant's Restated Certificate of Incorporation.

3.1(b)          Conformed Copy of Registrant's Restated Certificate of
                Incorporation.

11.1            Computation of Earnings per common share.

27.1            Financial Data Schedule.