Form 10-Q
period 1996-06-30
USA WASTE SERVICES INC
filed 1996-08-13
CIK 823768

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED    JUNE 30, 1996
                                        -------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM           TO
                                        ---------   ----------

                        COMMISSION FILE NUMBER:  1-12154

                            USA WASTE SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                                          73-1309529
         (STATE OR OTHER JURISDICTION OF                                            (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                                             IDENTIFICATION NO.)

                                5400 LBJ FREEWAY
                             SUITE 300 - TOWER ONE
                             DALLAS, TEXAS   75240
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

                          YES   X            NO
                             --------          --------

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF AUGUST 12, 1996:

        COMMON STOCK          $.01 PAR VALUE         91,744,106 SHARES
                                                     ----------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                            USA WASTE SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Par Value Amounts)
                                  (Unaudited)

                                                         June 30,       December 31,
                                                           1996             1995
                                                           ----             ----
ASSETS
Current assets:
  Cash and cash equivalents                           $    30,262      $    18,223
  Accounts receivable, net                                109,958           89,228
  Notes and other receivables                              14,343           15,001
  Deferred income taxes                                    38,870           20,101
  Prepaid expenses and other                               23,364           26,110
                                                      -----------      -----------
     Total current assets                                 216,797          168,663

Notes and other receivables                                28,937           16,082
Property and equipment, net                               880,981          798,629
Excess of cost over net assets of acquired
  businesses, net                                         134,840          108,664
Other intangible assets, net                               39,918           34,127
Other assets                                               88,475           64,199
                                                      -----------      -----------
   Total assets                                       $ 1,389,948      $ 1,190,364
                                                      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $    44,681      $    42,018
  Accrued liabilities                                      57,250           46,975
  Deferred revenues                                         8,945            5,988
  Current maturities of long-term debt                     12,665           40,157
                                                      -----------      -----------
   Total current liabilities                              123,541          135,138

Long-term debt, less current maturities                   558,590          410,683
Closure, post-closure, and other liabilities               90,927           87,156
                                                      -----------      -----------
   Total liabilities                                      773,058          632,977
                                                      -----------      -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value;
    10,000,000 shares authorized;
    none issued                                              --               --
  Common stock, $.01 par value;
    150,000,000 shares authorized; 91,721,891 and
    87,030,697 shares issued, respectively                    917              870
  Additional paid-in capital                              817,724          796,236
  Accumulated deficit                                    (201,267)        (237,900)
  Less treasury stock at cost, 23,485 shares and
        138,810 shares, respectively                         (484)          (1,819)
                                                      -----------      -----------
     Total stockholders' equity                           616,890          557,387
                                                      -----------      -----------
     Total liabilities and stockholders' equity         1,389,948      $ 1,190,364
                                                      ===========      ===========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                       Three Months Ended             Six Months Ended
                                                             June 30,                     June 30,
                                                    ------------------------      ------------------------
                                                      1996            1995           1996           1995
                                                    ---------      ---------      ---------      ---------
                                                                  (Restated)                     (Restated)
Operating revenues                                  $ 227,336      $ 179,714      $ 428,861      $ 348,594
                                                    ---------      ---------      ---------      ---------

Costs and expenses:
   Operating                                          127,711        105,946        245,812        207,397
   General and administrative                          25,358         26,930         50,101         53,093
   Depreciation and amortization                       22,947         21,846         44,821         41,188
   Merger costs                                        38,100         25,073         38,100         25,073
   Unusual items                                       12,952          4,040         12,952          4,733
                                                    ---------      ---------      ---------      ---------
                                                      227,068        183,835        391,786        331,484
                                                    ---------      ---------      ---------      ---------

Income (loss) from operations                             268         (4,121)        37,075         17,110
                                                    ---------      ---------      ---------      ---------

Other income (expense):
  Interest expense:
    Nonrecurring interest                                --           (7,481)          --          (10,994)
     Other                                             (7,685)        (9,225)       (14,450)       (18,913)
  Interest and other income, net                        1,914          1,986          4,202          4,308
                                                    ---------      ---------      ---------      ---------
                                                       (5,771)       (14,720)       (10,248)       (25,599)
                                                    ---------      ---------      ---------      ---------

Income (loss) before provision for income taxes        (5,503)       (18,841)        26,827         (8,489)
Provision for (benefit from) income taxes             (15,364)         4,458         (9,806)        10,274
                                                    ---------      ---------      ---------      ---------
Net income (loss)                                   $   9,861      $ (23,299)     $  36,633      $ (18,763)
                                                    =========      =========      =========      =========

Earnings (loss) per common share                    $    0.10      $   (0.31)     $    0.39      $   (0.25)
                                                    =========      =========      =========      =========

Weighted average number of common and
   common equivalent shares outstanding                95,137         75,230         94,201         74,761
                                                    =========      =========      =========      =========





        The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)
                                  (Unaudited)


                                                                           Additional
                                                     Preferred    Common     Paid-in    Accumulated    Treasury
                                                       Stock       Stock     Capital      Deficit       Stock
                                                       -----       -----     -------      -------       -----
Balance, December 31, 1995                           $   --       $   870   $ 796,236    $(237,900)   $  (1,819)

   Common stock issued in acquisitions
       accounted for as poolings of interests            --            30       8,000         --           --
   Common stock issued in purchase acquisitions          --             1       2,342         --           --
   Common stock issued for investment in
       company                                           --             4       1,588         --           --
   Common stock issued for stock option exercises        --             7       6,130         --           --
   Common stock issued for stock warrant exercises       --             2       3,686         --           --
   Common stock returned to treasury for
       acquisition settlement                            --           --         --           --           (751)
   Common stock issued from treasury upon
       exercise of stock options                         --           --         (481)        --          1,698
   Common stock issued from treasury upon
       exercise of stock warrants                        --           --         (119)        --            388
   Common stock issued to 401(k) plan                    --             3         342         --           --
   Net income                                            --           --         --         36,633         --
                                                     --------     -------   ---------    ---------    ---------
Balance, June 30, 1996                               $   --       $   917   $ 817,724    $(201,267)   $    (484)
                                                     ========     =======   =========    =========    =========





        The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                    Six Months Ended June 30,
                                                    ------------------------
                                                        1996         1995
                                                     ---------    ---------
                                                                  (Restated)
Cash flows from operating activities:
     Net cash provided by operating activities       $  51,437    $  26,649
                                                     ---------    ---------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired     (49,236)      (2,400)
  Capital expenditures                                 (75,964)     (57,734)
  Loans and advances to others                         (15,086)      (6,322)
  Collection of loans to others                          1,472        2,304
  Proceeds from sale of assets                           2,060        5,112
  Proceeds from sale of investments                       --          1,200
  Increase in restricted assets                        (14,175)      (4,773)
  Other                                                   --           (845)
                                                     ---------    ---------
      Net cash used in investing activities           (150,929)     (63,458)
                                                     ---------    ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt             510,670      352,781
  Principal payments on long-term debt                (410,533)    (306,411)
  Proceeds from exercise of stock options                7,354          961
  Proceeds from exercise of stock warrants               3,957         --
  Other                                                     83        1,027
                                                     ---------    ---------
      Net cash provided by financing activities        111,531       48,358
                                                     ---------    ---------
Increase in cash and cash equivalents                   12,039       11,549
Cash and cash equivalents at beginning of period        18,223       36,645
                                                     ---------    ---------
Cash and cash equivalents at end of period           $  30,262    $  48,194
                                                     =========    =========



        The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The condensed consolidated balance sheets of USA Waste Services, Inc. and subsidiaries (the "Company") as of June 30, 1996 and December 31, 1995, the condensed consolidated statements of operations for the three and six months ended June 30, 1996 and 1995, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 1996, and the condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The Company has restated the previously issued financial statements for the three months ended March 31, 1996 to reflect the acquisitions of Western Waste Industries ("Western") and Grand Central consummated on May 7, 1996 and May 15, 1996, respectively, both accounted for using the pooling of interests method of accounting. The Company has also restated the previously issued financial statements for the three and six months ended June 30, 1995 to reflect the acquisition of Western. Periods prior to 1996 were not restated to reflect the acquisition of Grand Central as combined results are not materially different from results as presented. In addition, certain 1995 amounts have been reclassed to conform to the 1996 presentation. The financial statements presented herein should be read in connection with the Company's consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company's Joint Proxy Statement and Prospectus dated April 2, 1996, included in the Company's Registration Statement on Form S-4 filed in connection with the acquisition of Western, and the supplemental consolidated financial statements and the supplemental condensed consolidated financial statements and related notes thereto included in the Company's Current Report on Form 8-K/A dated May 7, 1996, filed in connection with the acquisition of Western.

1.  BUSINESS COMBINATIONS

On May 7, 1996, the Company consummated an Agreement and Plan of Merger (the "Merger Agreement") to acquire Western through a merger transaction ("Western Merger") accounted for as a pooling of interests and, accordingly, the accompanying financial information has been restated to include the accounts and operations of Western for all periods presented. Under the terms of the Merger Agreement, the Company issued 1.50 shares of its common stock for each share of Western outstanding common stock. Prior to the Western Merger, the Company owned approximately 4.1% of Western's outstanding shares (634,900 common shares), which were canceled on the Western Merger's effective date. The Western Merger increased the Company's outstanding shares of common stock by approximately 22,028,000 shares and the Company assumed options under Western's stock option plans equivalent to approximately 5,200,000 underlying Company shares of common stock.

On May 15, 1996, the Company consummated a merger agreement with Grand Central, accounted for as a pooling of interests, pursuant to which the Company issued 2,067,605 shares of its common stock in exchange for all outstanding shares of Grand Central.

Combined and separate results of operations of the Company prior to consummation of the mergers ("USA Waste"), Western, and Grand Central for the restated periods are as follows (in thousands):

                                                                   Grand
                                      USA Waste      Western      Central     Adjustments      Combined
                                      ---------      -------      -------     -----------      --------
Three months ended March 31, 1996:
   Operating revenues                 $ 124,629     $  68,441    $   8,455    $    --         $ 201,525
   Net income                            20,516         4,703        1,538           15(a)       26,772
Three months ended March 31, 1995:
   Operating revenues                 $ 101,242     $  67,638         --      $    --         $ 168,880
   Net income                               184         4,339         --             15(a)        4,538
Six months ended June 30, 1995:
   Operating revenues                 $ 212,471     $ 136,123         --      $    --         $ 348,594
   Net income (loss)                    (27,657)        8,864         --             30(a)      (18,763)

     (a) In February 1992, USA Waste acquired a 55% interest in a collection company from a third party in which Western owned the remaining 45%. In March 1993, USA Waste acquired the remaining 45% interest in the collection company from Western. The combined financial information reflects the combined company's 100% ownership of the acquired collection company as of February 1992. Western's earnings in minority interest from February 1992 through March 1993 and the gain on sale to USA Waste of $2,829,000 have been eliminated. The excess of cost over net assets of acquired businesses, net of accumulated amortization, recorded by USA Waste in February 1992, has also been eliminated.

During the six months ended June 30, 1996, the Company acquired 24 collection businesses, one landfill, one transfer station, and two recycling businesses for approximately $49,236,000 in cash and 113,224 shares of the Company's common stock. These acquisitions were accounted for under the purchase method of accounting and the pro forma effect of the acquisitions is not material to the Company's financial position or results of operations.

On May 31, 1996, the Company consummated a merger with an Orlando, Florida, collection business accounted for as a pooling of interests, pursuant to which the Company issued 900,001 shares of its common stock in exchange for all outstanding shares of the acquired company. Periods presented herein were not restated to include the accounts and operations of the acquired company as combined results are not materially different from the results as presented.

On June 22, 1996, the Company entered into an Agreement and Plan of Merger to acquire Sanifill, Inc. ("Sanifill") through a merger transaction. The completion of the merger is subject to, among other conditions, approval of both companies' shareholders. It is anticipated that the merger will be completed in late August 1996 and will be accounted for as a pooling of interests. The merger agreement provides that on the effective date of the merger, the Company will issue 1.70 shares of its common stock for each share of Sanifill's outstanding common stock. The merger is expected to increase the Company's outstanding shares of common stock by approximately 43,100,000 shares and the Company will assume Sanifill's options and warrants equivalent to approximately 43,100,000 underlying shares of Company common stock. The Company expects to incur up to $50,000,000 in estimated nonrecurring costs related to the merger. These costs will be accrued as of the consummation date and are expected to be incurred within twelve months of consummation.

2.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                           June 30,  December 31,
                                            1996        1995
                                          --------    --------
         Credit facility:
             Revolving credit facility    $420,000    $ 51,613
             Term loan facility               --       215,835
         Western credit facility              --        41,000
         Industrial revenue bonds          129,179     115,421
         Other                              22,076      26,971
                                          --------    --------
                                           571,255     450,840
         Less current maturities            12,665      40,157
                                          --------    --------
                                          $558,590    $410,683
                                          ========    ========

As of December 31, 1995, the Company had borrowed $267,448,000 under its $550,000,000 financing agreement, which consisted of a $300,000,000 five-year revolving credit and letter of credit facility and a $250,000,000 term loan facility. Revolving credit loans under the credit facility were limited to $160,000,000 at December 31, 1995, less the amount of any future industrial revenue bonds enhanced by letters of credit under the credit facility. Loans bore interest at a rate based on the Eurodollar rate or the prime rate, plus a spread not to exceed 1.75% per annum (the applicable interest rate at December 31, 1995 was 7.31%). The credit facility was also used for letters of credit purposes with variable fees from 0.75% to 1.75% per annum (1.50% at December 31, 1995) charged on amounts issued. A commitment fee of up to 0.5% was required on the unused portion of the credit facility.

On May 7, 1996, in connection with the acquisition of Western, the Company replaced its existing credit facility with a $750,000,000 senior revolving credit facility ("Credit Facility") and retired amounts outstanding under Western's credit facility. The Credit Facility was used to refinance existing bank loans and letters of credit and will be used to fund additional acquisitions and working capital. The Credit Facility also provides for the availability of standby letters of credit of up to $300,000,000. Loans under the Credit Facility bear interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread set at 0.405% per annum as of June 30, 1996). The Credit Facility requires a facility fee not to exceed 0.375% per annum on the entire available credit facility (facility fee set at 0.22% per annum as of June 30, 1996). The Credit Facility contains financial covenants with respect to interest coverage and debt capitalization ratios.
The Credit Facility also contains limitations on dividends, additional indebtedness, leins, and asset sales.

In connection with the pending acquisition of Sanifill, the Company is currently negotiating a new $1,200,000,000 credit facility with a consortium of banks. The Company anticipates that the credit facility will be effective with the closing of the Sanifill merger. The credit facility will be available for standby letters of credit up to $400,000,000. Loans under this credit facility will bear interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread is expected to be set at 0.35% per annum). The credit facility will require a facility fee not to exceed 0.375% per annum on the entire available credit facility (facility fee is expected to be set at 0.20% per annum).

3.  INCOME TAXES

The difference in federal income taxes at the statutory rate and the provision for (benefit from) income taxes for the six months ended June 30, 1996, is primarily due to the net change in the valuation allowance. The valuation allowance for deferred tax assets had a net decrease of $37,947,000 in the first half of 1996 due to changes in the Company's gross deferred tax assets and liabilities and the decrease in the valuation allowance and corresponding recognition of an additional $18,769,000 of net deferred tax assets. Future taxable income was projected utilizing annualized second quarter taxable income, excluding merger costs and unusual items.

4.  COMMITMENTS AND CONTINGENCIES

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

Litigation and investigation -- See Part II, Item 1, of this Form 10-Q for discussion of legal matters.

Insurance -- The Company carries a broad range of insurance coverages, which management considers prudent for the protection of the Company's assets and operations. Some of these coverages are subject to varying retentions of risk by the Company. The casualty coverages currently include $2,000,000 primary commercial general liability and $1,000,000 primary automobile liability supported by $100,000,000 in umbrella insurance protection. The property policy provides insurance coverage for all of the Company's real and personal property.

The Company maintains workers' compensation insurance in accordance with laws of the various states in which it has employees. The Company also currently has an environmental impairment liability ("EIL") insurance policy for certain of its landfills and transfer stations that provides coverage for property damages and/or bodily injuries to third parties caused by off-site pollution emanating from such landfills or transfer stations. This policy provides $5,000,000 of coverage per incident with a $10,000,000 aggregate limit. To date, the Company has not had any difficulty in obtaining insurance. However, if the Company in the future is unable to obtain adequate insurance, or decides to operate without insurance, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect upon the Company's business or its financial condition. Additionally, continued availability of casualty and EIL insurance with sufficient limits at acceptable terms is an important aspect of obtaining revenue-producing waste service contracts.

Employment agreements -- The Company has entered into employment agreements with certain of its officers. These employment agreements include provisions governing compensation and benefits to be paid upon termination of employment with the Company or certain changes in control of the Company. Under certain conditions, the agreements can be terminated by the Company or the officer. Upon termination of an agreement, the officer's compensation would continue at approximately 75% of his prior compensation for periods ranging from three to five years. During the three to five year period, the officer would be available to the Company on a part-time basis for consulting and also would not be permitted to engage in any activities in direct competition with the Company. If these officers were to be terminated without cause during 1996 or if certain officers elected to terminate their agreements, the aggregate annual compensation on a part-time basis would be approximately $2,032,000. If a change in control were to occur in 1996 and the officers were to elect to take the change in control payments, they would receive approximately $8,223,000.
As of June 30, 1996, the Company has not recorded any accruals in the financial statements related to these employment agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews the Company's operations for the three and six months ended June 30, 1996 and 1995, and should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere herein, as well as the Company's consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company's Joint Proxy Statement and Prospectus dated April 2, 1996, included in the Company's Registration Statement on Form S-4 filed in connection with the acquisition of Western, and the supplemental consolidated financial statements and supplemental condensed consolidated financial statements included in the Company's Current Report on Form 8-K/A dated May 7, 1996, filed in connection with the acquisition of Western.

INTRODUCTION

The Company provides non-hazardous solid waste management services, consisting of collection, transfer, disposal, soil remediation, and recycling services in 24 states. Since August 1990, the Company has experienced significant growth principally through the acquisition and integration of solid waste businesses and is now the third largest non-hazardous solid waste company in North America. The company owns or operates 42 landfills, 25 transfer stations, and 73 collection companies serving more than 1,300,000 customers.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percent for the various Condensed Consolidated Statements of Operations items:

                                                                 Period to Period             Period to Period
                                                                  Change for the               Change for the
                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
                                                                  1996 and 1995                 1996 and 1995
                                                             -----------------------       ----------------------
                                                                 $            %                $           %
                                                               -----        -----            -----       -----
         Operating revenues                                 $ 47,622        26.5%          $ 80,267        23.0%
                                                            --------                       --------

         Costs and expenses:
           Operating                                          21,765        20.5             38,415        18.5
           General and administrative                         (1,572)       (5.8)            (2,992)       (5.6)
           Depreciation and amortization                       1,101         5.0              3,633         8.8
           Merger costs                                       13,027        52.0             13,027        52.0
           Unusual items                                       8,912       220.6              8,219       173.7
                                                            --------                       --------
                                                              43,233        23.5             60,302        18.2
                                                            --------                       --------

         Income (loss) from operations                         4,389      (106.5)            19,965       116.7

         Other income (expense):
            Interest expense:
              Nonrecurring interest                            7,481       100.0             10,994       100.0
              Other                                            1,540        16.7              4,463        23.6
            Interest and other income, net                       (72)       (3.6)              (106)       (2.5)
                                                            --------                       --------
                                                               8,949        60.8             15,351        60.0
                                                            --------                       --------

         Income (loss) before provision for income taxes      13,338        70.8             35,316       416.0
         Provision for (benefit from) income taxes           (19,822)     (444.6)           (20,080)     (195.4)
                                                            --------                       --------
         Net income (loss)                                  $ 33,160       142.3%          $ 55,396       295.2%
                                                            ========                       ========

The following table presents, for the periods indicated, the percentage relationship that the various components of the Condensed Consolidated Statements of Operations bear to operating revenues:

                                                      Three Months Ended    Six Months Ended
                                                           June 30,              June 30,
                                                       ---------------       ---------------
                                                       1996       1995       1996       1995
                                                       ----       ----       ----       ----
    Operating revenues:
         Disposal                                       23.9%      23.9%      24.1%      23.1%
         Waste collection                               60.9       60.9       61.0       61.6
         Transfer stations                              11.3       11.0       10.9       10.3
         Other                                           3.9        4.2        4.0        5.0
                                                       -----      -----      -----      -----
                                                       100.0      100.0      100.0      100.0
                                                       -----      -----      -----      -----
    Costs and expenses:
         Operating                                      56.2       59.0       57.3       59.5
         General and administrative                     11.2       15.0       11.7       15.2
         Depreciation and amortization                  10.1       12.2       10.5       11.8
         Merger costs                                   16.7       13.9        8.9        7.2
         Unusual items                                   5.7        2.2        3.0        1.4
                                                       -----      -----      -----      -----
                                                        99.9      102.3       91.4       95.1
                                                       -----      -----      -----      -----

    Income (loss) from operations                        0.1       (2.3)       8.6        4.9
                                                       -----      -----      -----      -----

    Other income (expense):
         Interest expense:
           Nonrecurring interest                        --         (4.2)      --         (3.1)
           Other                                        (3.3)      (5.1)      (3.4)      (5.4)
         Interest and other income, net                  0.8        1.1        1.0        1.2
                                                       -----      -----      -----      -----
                                                        (2.5)      (8.2)      (2.4)      (7.3)
                                                       -----      -----      -----      -----

    Income (loss) before provision for income taxes     (2.4)     (10.5)       6.2       (2.4)
    Provision for (benefit from) income taxes           (6.7)       2.5       (2.3)       3.0
                                                       -----      -----      -----      -----
    Net income (loss)                                    4.3%     (13.0)%      8.5%      (5.4)%
                                                       =====      =====      =====      =====


THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Operating Revenues

Operating revenues increased $47,622,000 or 26.5% and $80,267,000 or 23.0% for the three and six months ended June 30, 1996, respectively, as compared to the corresponding periods of 1995. The increase in operating revenues is attributable to the effect of acquisitions, less dispositions, and the growth in operating revenues from comparable operations, excluding the decline in certain non-core businesses which do not provide a significant contribution to earnings. Acquisitions during 1996 and the effect of acquisitions made during 1995 accounted for increases in operating revenues of 19.9% and 17.4% for the three and six month periods ended June 30, 1996, respectively. During the second quarter, operating revenues from comparable disposal and collection operations increased 1.6% due to price increases and approximately 6.4% due to volume increases with declines in other non-core revenues accounting for the remaining decrease of approximately 1.4%.

Operating Costs and Expenses

Operating costs and expenses increased $21,765,000 or 20.5% and $38,415,000 or 18.5% for the three and six months ended June 30, 1996, respectively, as compared to the corresponding periods of 1995. The increase in operating costs and expenses is primarily attributable to the impact of new business acquisitions, net of dispositions, made in 1996 and 1995 of $25,619,000 and $41,417,000 for the three and six months ended June 30, 1996, respectively. Offsetting this increase is the effect of reduced operating costs and expenses for the existing operations of Chambers Development Company, Inc. ("Chambers") since the Company's merger with Chambers in June 1995 of approximately $1,390,000 and $4,271,000 for the three and six months ended June 30, 1996, respectively, and the increased utilization of internal disposal, excluding Western locations, from 49.9% and 49.8% to 52.5% and 52.8% for the three and six months ended June 30, 1996, respectively, which equates to approximately $1,358,000 and $2,685,000 in decreased costs, respectively. Operating costs and expenses for other comparable operations decreased $3,854,000 and $3,002,000 for the three and six months ended June 30,1996, respectively.

As a percentage of operating revenues, operating costs and expenses decreased from 59.0% and 59.5% for the three and six months ended June 30, 1995, respectively, to 56.2% and 57.3% for the corresponding periods in 1996. This decrease occurred for the reasons described above.

General and Administrative

General and administrative expenses decreased $1,572,000 and $2,992,000 for the three and six months ended June 30, 1996, respectively, compared to the corresponding 1995 periods, and also decreased as a percentage of operating revenues. This is primarily the result of the Company's ability to integrate new business acquisitions without a proportionate increase in general and administrative expenses and cost reductions as a result of the mergers with Western and Chambers consummated in May 1996 and June 1995, respectively.

Depreciation and Amortization

Depreciation and amortization increased $1,101,000 and $3,633,000 for the three and six months ended June 30, 1996, respectively, compared to the corresponding periods of 1995 due primarily to the acquisition of new businesses. As a percentage of operating revenues, depreciation and amortization decreased due to improved utilization of equipment through the internal volume growth in the collection and disposal operations without a corresponding increase in equipment and facilities.

Merger Costs

In the second quarter of 1996, the Company incurred $35,000,000, $2,700,000, and $400,000 of merger costs related to the acquisitions of Western, Grand Central, and an Orlando, Florida, collection company, respectively. The $35,000,000 of merger costs related to Western include $6,800,000 of transaction costs, $15,000,000 of severance and other termination benefits, and $13,200,000 of costs related to integrating operations. In the second quarter of 1995, the Company incurred $25,073,000 of merger costs related to the Chambers acquisition, including $11,900,000 of transaction costs, $9,473,000 of severance and other termination benefits, and $3,700,000 of costs related to integrating operations.

Unusual Items

In the second quarter of 1996, unusual items include approximately $4,800,000 of retirement benefits associated with Western's pre-merger retirement plan and approximately $8,100,000 of estimated future losses related to municipal solid waste contracts in California as a result of the continuing decline in prices of recyclable materials. In 1995, unusual items represent $2,800,000 of severance and other termination benefits paid to former Chambers employees in connection with its pre-merger reorganization, $1,300,000 of estimated future losses associated with a New Jersey municipal solid waste contract, and $600,000 of shareholder litigation settlement costs.

Income (Loss) from Operations

For reasons discussed above, income from operations as a percent of operating revenues was 0.1% and 8.6% for the three and six months ended June 30, 1996, respectively, as compared to (2.3)% and 4.9% in the respective 1995 periods. Income (loss) from recurring operations was 22.6% and 20.5% for the three and six months ended June 30, 1996, respectively. The improvement in recurring operations is the result of economies of scale realized by the Company with respect to recent acquisitions and improvements in comparable operations.

Other Income and Expense

Other income and expense consists of interest expense, interest income, and other income. Interest expense, gross of amounts capitalized, decreased as a result of an overall reduction in indebtedness and the refinancing of Chambers pre-merger indebtedness and the Company's existing indebtedness to lower rates at June 30, 1995. In addition, $7,481,000 and $10,994,000 of nonrecurring interest was incurred during the three and six months ended June 30, 1995, respectively, relating to extension fees and other charges associated with the aforementioned debt refinancing by Chambers. Capitalized interest for the three and six months ended June 30, 1996 was $2,047,000 and $4,237,000, respectively, as compared to $1,918,000 and $3,403,000 in the corresponding 1995 periods.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes decreased $19,882,000 and $20,080,000 for the three and six months ended June 30, 1996, respectively, as compared to the corresponding periods of 1995. The 1995 provision for income taxes represents current income taxes of USA Waste and Chambers on a separate basis. The decrease in the provision for income taxes in 1996 is the result of the change in the valuation allowance and corresponding recognition of the benefit for a portion of the Company's net deferred tax asset.

Net Income (Loss)

For the reasons discussed above, net income (loss) increased $33,160,000 and $55,396,000 during the three and six months ended June 30, 1996, respectively, as compared to the corresponding periods of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements basically stem from (i) its working capital needs for its ongoing operations, (ii) capital expenditures for cell construction and expansion of its landfill sites, as well as new trucks and equipment for its collection operations, and (iii) business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds and secondly from various financing sources available to the Company, including the issuance of its common stock. It is further part of the Company's strategy to minimize working capital while maintaining available commitments under bank credit agreements to fund any capital needs in excess of internally generated cash flow.

As of June 30, 1996, the Company had working capital of $93,256,000 (a ratio of current assets to current liabilities of 1.75:1) and a cash balance of $30,262,000, which compares to working capital of $33,525,000 (a ratio of current assets to current liabilities of 1.25:1) and a cash balance of $18,223,000 as of December 31, 1995. For the first six months of 1996, net cash from operations was approximately $51,437,000, and net cash from financing activities was approximately $111,531,000. These funds were used primarily to fund investments in other businesses of $49,236,000 and for capital expenditures of approximately $75,964,000.

The Company's capital expenditure and working capital requirements have increased reflecting the Company's business strategy of growth through acquisitions and development projects. The Company's budgeted cash requirements for the remainder of 1996 include estimated capital expenditures of approximately $81,600,000. The Company intends to finance the remainder of its 1996 capital requirements through internally generated cash flow and amounts available under its revolving credit facility. At June 30, 1996, the available line of credit for cash borrowings was $174,200,000.

On May 7, 1996, in connection with the acquisition of Western, the Company replaced its existing credit facility with a $750,000,000 senior revolving credit facility ("Credit Facility") and retired amounts outstanding under Western's credit facility. The Credit Facility was used to refinance existing bank loans and letters of credit and will be used to fund additional acquisitions and for working capital. The Credit Facility also provides for the availability of standby letters of credit up to $300,000,000. Loans under the Credit Facility bear interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread initially set at 0.405% per annum). The Credit Facility requires a facility fee not to exceed 0.375% per annum on the entire available credit facility (facility fee initially set at 0.22% per annum).

In connection with the pending acquisition of Sanifill, the Company intends to replace its existing Credit Facility with a $1,200,000,000 senior revolving credit facility and retire amounts outstanding under Sanifill's credit facility. The credit facility will be available for standby letters of credit up to $400,000,000. Loans under this credit facility will bear interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread is expected to be set at 0.35% per annum). The credit facility will require a facility fee not to exceed 0.375% per annum on the entire available credit facility (facility fee is expected to be set at 0.20% per annum). The unused portion of the credit facility available to fund future acquisitions will approximate $450,000,000 as of the merger's anticipated closing date in late August 1996.

The Company's business plan is to grow through acquisitions as well as development projects. The Company has issued equity securities in business acquisitions and expects to do so in the future. Furthermore, the Company's future growth will depend greatly upon its ability to raise additional capital. Management believes that it can arrange the necessary financing required to accomplish its business plan; however, to the extent the Company is not successful in its future financing strategies the Company's growth could be limited.

Subsequent to June 30, 1996, the Company acquired four collection businesses, one landfill, and one transfer station for approximately $14,900,000 in cash. The Company also announced the pending acquisition of certain solid waste businesses, including certain assets of Philip Environmental, Inc. for approximately $118,000,000 of common stock and cash, at least $60,000,000 of which will be paid in cash. Businesses representing $75,500,000 of the purchase price can not be acquired until after Laidlaw Waste Systems Canada Ltd. ("Laidlaw") reviews and considers its rights of first refusal to acquire these assets. Subject to Laidlaw's review and regulatory approvals, these acquisitions are expected to close in late August 1996. The Company regularly engages in discussions relating to potential acquisitions and has identified several possible acquisition opportunities. The Company may announce additional acquisition transactions at any time.

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

PART II.  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

On or about March 8, 1993, an action was filed in the United States District Court for the Western District of Pennsylvania, captioned Option Resource Group, et al. v. Chambers Development Company, Inc., et al., Civil Action No. 93-354. This action was brought by a market maker in options in Chambers stock and two of its general partners and asserts federal securities law and common law claims alleging that Chambers, in publicly disseminated materials, intentionally or negligently misstated its earnings and that Chambers' officers and directors committed mismanagement and breach of fiduciary duties. These plaintiffs allege that, as a result of large amounts of put options traded on the Chicago Board of Options Exchange between March 13 and March 18, 1992, they engaged in offsetting transactions resulting in approximately $2,100,000 in losses. The plaintiffs in Option Resource Group had successfully requested exclusion from a now settled class action of consolidated suits instituted on similar claims ("Class Action") and Option Resource Group is continuing as a separate lawsuit. Discovery has been completed and a trial date of January 2, 1997 has been set. Plaintiffs filed a motion for summary judgment which is untimely under the court's case management procedures. The court has stayed responses to the motion for summary judgment. In response to discovery on damages, the plaintiffs reduced their damages claim to $433,000 in alleged losses, plus interest and attorneys' fees, for a total damage claim of $658,000, as of August 21, 1995. The Company intends to continue to vigorously defend against this action. Management of the Company believes the ultimate resolution of such complaint will not have a material adverse effect on the Company's financial position or results of operations.

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

In or about August 1994, a case was filed against Western in the United States District Court for the Western District of Arkansas. This is an action originally filed by seven landowners who live near a landfill operated by Western in Miller County, Arkansas. The landowners allege that Western unlawfully received hazardous waste and that the pollutants from the waste received by Western had contaminated their property or threatened to contaminate their property in the future. The landowners seek an unspecified amount of damages based on the contamination or threat of contamination. In addition, the landowners seek to recover damages based on the devaluation of their property due to the stigma of being located near a disposal site for hazardous waste and based upon their fear of developing adverse health effects. In July 1995, 135 additional plaintiffs intervened and asserted claims similar to those raised by the original plaintiffs. Western and the other defendants have denied that any unlawful disposal of waste took place at the landfill. In or about June 1995, a case was filed by eight land owners who own property along a creek downstream from Western's Miller County landfill. Plaintiffs allege that their property has been contaminated by releases of hazardous substances from the landfill and other hazardous substance disposal sites operated by the other defendants. The Company believes it has valid defenses to the allegations and is vigorously defending the action, and management believes the ultimate resolution of this suit will not have a material adverse effect on the Company's financial position or results of operations.
In late December 1994, a lawsuit was filed in Los Angeles County Superior Court by 24 plaintiffs. Western is among 19 named defendants. The complaint asserts causes of action for nuisance and trespass seeking damages for personal injuries and property damage. The complaint alleges that Western owns a parcel of property, acquired from Cadillac

Fairview/California located in Torrance, California. The complaint alleges that Montrose Chemical Corporation and others manufactured DDT on property at or adjacent to the property owned by Western. The plaintiffs further allege that contaminants from this property escaped to plaintiff's property, injured plaintiff, and damaged the value of plaintiff's property. On June 29, 1995, this case was removed to the United States District Court. Western has filed an answer denying any liability. The Company believes it has valid defenses to the allegations and intends to vigorously contest the case and is contemplating filing a cross-complaint once its investigation of the facts is completed, and management believes the ultimate resolution of this suit will not have a material adverse effect on the Company's financial position or results of operations.

On or about February 2, 1995, a complaint was filed in a taxpayer lawsuit.
The complaint does not name Western as a defendant. The plaintiffs allege that the Riverside County and the other defendants, in connection with a contract with Western regarding the operation and management of the El Sobrante Landfill (the "Landfill") located within the Riverside County (the "Agreement"), engaged in various improper actions, including the unlawful sale of public property, wasting public funds, and making an unconstitutional gift of public property and funds. The complaint seeks an order voiding the Agreement and an injunction ordering the defendants to pay to the County allegedly unlawful revenues earned from the Landfill, to cease further dumping at the Landfill of out-of-county waste, return of alleged windfall profits, and limiting dumping fees charged to incounty residents. The complaint also seeks general damages of $10,000,000, special and punitive damages, attorneys' fees, and costs. The Company believes the taxpayer suit is based upon erroneous assumptions and that there are valid defenses available to the County to each of the claims asserted in the complaint. The Company has now filed a motion to intervene in the litigation and will thereafter become a party to the lawsuit.

Recent newspaper articles have indicated that Western, either alone or with others engaged in the solid waste industry, may be a subject of an investigation by the United States government relating to political corruption. The Company has not, however, been charged with any wrongdoing and does not know whether such an investigation is, in fact, ongoing. Western has not been advised by the government that it is a target of any such investigation. Upon written inquiry under the Freedom of Information Act, Western was advised that there were no records of any such investigations.

The Company is a party to various other litigation matters arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position and results of operations. In the normal course of its business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings involving federal, state, or local agencies. To date, the Company has not been required to pay any material fine or had a judgment entered against it for violation of any environmental law. From time to time the Company also may be subjected to actions brought by citizen's groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. From time to time, the Company is also subject to claims for personal injury or property damage arising out of accidents involving its vehicles.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders held on May 7, 1996, a proposal to elect the nominees listed in the following table as directors of the Company was submitted to a vote of the Company's stockholders. The following table also shows the results of voting as to each nominee:

    NOMINEE                         VOTES FOR          VOTES WITHHELD
    -------                         ---------          --------------
    David Sutherland-Yoest          56,551,922           276,284
    Peter J. Gibbons                56,662,990           165,216
    Richard J. Heckman              56,570,724           157,482

At the same meeting, proposals to (i) approve and adopt an Agreement and Plan of Merger dated as of December 18, 1995 by and among the Company, Riviera Acquisition Corp. and Western Waste Industries, (ii) approve and adopt the USA Waste Services, Inc. 1996 Stock Option Plan for Non-Employee Directors, (iii) approve and adopt the USA Waste Services, Inc. Corporate Performance-Based Compensation Plan; (iv) approve an amendment to the USA Waste Services, Inc.1993 Stock Incentive Plan to provide an annual limit on awards to a participant in the plan of up to 1,500,000 shares and to increase the number of shares that may be issued under the plan by 2,500,000 shares, (v) approve an amendment to the Restated Certificate of Incorporation of the Company to delete a provision relating to stockholders' and creditors' rights, and (vi) ratify the appointment of Coopers & Lybrand L.L.P. as independent auditors for the ensuing year were submitted to a vote of the Company's stockholders. All proposals were adopted by the stockholders. The voting was as follows:

                                                VOTED                       BROKER
                               VOTES FOR       AGAINST     ABSTENTIONS     NON-VOTES
                               ---------       -------     -----------     ---------
Western Waste Merger           48,672,347        65,097        61,177     8,029,585

1996 Stock Option Plan for
Non-Employee Directors         52,515,960     2,976,328     1,335,918          --

Corporate Performance-
Based Compensation Plan        55,098,798       401,074     1,328,334          --

1993 Stock Incentive Plan
Amendment                      54,777,164       702,202     1,348,840          --

Restated Certificate of
Incorporation Amendment        43,713,192     3,611,210     1,476,946     8,026,858

Ratification of Independent
Auditors                       56,720,513        72,885        34,808          --


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

The exhibits to this report are listed in the Exhibit Index elsewhere herein.

(b)   Reports on Form 8-K:

A report on Form 8-K dated May 7, 1996 was filed May 22, 1996 and amended on Forms 8-K/A filed May 29, 1996, June 28, 1996, and July 1, 1996. The Company filed information with respect to a replacement revolving credit facility and filed financial statements for the acquired company Western Waste Industries and restated supplemental financial statements of USA Waste Services, Inc.

A report on Form 8-K dated June 22, 1996 was filed June 29, 1996. The Company filed information with respect to the announcement of its acquisition of Sanifill, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  USA WASTE SERVICES, INC.
                                                  Registrant




  August 13, 1996                             BY:    s/ Earl E. DeFrates
- ----------------------                            ---------------------------
Date                                          Earl E. DeFrates,
                                              Executive Vice President,
                                              Chief Financial Officer


  August 13, 1996                             BY:    s/ Bruce E. Snyder
- ----------------------                           ---------------------------
Date                                          Bruce E. Snyder,
                                              Vice President - Controller,
                                              Chief Accounting Officer

                            USA WASTE SERVICES, INC.

                                 EXHIBIT INDEX



                 Number and Description of Exhibit *

                 2     None

                 3     None

                 4     None

                 10    None

                 11    Computation of Earnings (Loss) Per Common Share

                 15    None

                 18    None

                 19    None

                 22    None

                 23    None

                 24    None

                 27    Financial Data Schedule

                 99    None





_______________________________________
* Exhibits not listed are inapplicable.