Form 10-Q
period 1996-09-30
USA WASTE SERVICES INC
filed 1996-11-14
CIK 823768

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 1996
                                           ------------------

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

                                   ----------

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

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF NOVEMBER 12, 1996:

          COMMON STOCK          $.01 PAR VALUE     138,369,237 SHARES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            USA WASTE SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Par Value Amounts)
                                  (Unaudited)

                                                                   September 30,           December 31,
                                                                       1996                   1995
                                                                       ----                   ----
ASSETS
Current assets:
  Cash and cash equivalents                                        $   14,108            $    21,058
  Accounts receivable, net                                            212,680                136,247
  Notes and other receivables                                          23,005                 15,704
  Deferred income taxes                                                38,870                 20,101
  Prepaid expenses and other                                           36,964                 33,026
                                                                   ----------            -----------
     Total current assets                                             325,627                226,136

Notes and other receivables                                            20,504                 19,907
Property and equipment, net                                         1,661,791              1,319,199
Excess of cost over net assets of acquired businesses, net            420,658                206,638
Other intangible assets, net                                           66,663                 55,567
Other assets                                                          124,350                 87,087
Deferred income taxes                                                   9,384                 19,023
                                                                   ----------            -----------
   Total assets                                                    $2,628,977            $ 1,933,557
                                                                   ==========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $   81,717            $    64,437
  Accrued liabilities                                                 183,733                 67,198
  Deferred revenues                                                    19,399                 10,876
  Current maturities of long-term debt                                 24,964                 53,516
                                                                   ----------            -----------
   Total current liabilities                                          309,813                196,027


Long-term debt, less current maturities                             1,001,467                678,225
Closure, post-closure, and other liabilities                          230,523                151,683
                                                                   ----------            -----------
  Total liabilities                                                 1,541,803              1,025,935
                                                                   ----------            -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value;
    10,000,000 shares authorized;
    none issued                                                            --                     --
  Common stock, $.01 par value;
    300,000,000 shares authorized; 138,343,184 and
    124,019,297 shares issued, respectively                             1,383                  1,240
  Additional paid-in capital                                        1,232,775              1,041,573
  Accumulated deficit                                                (131,875)              (118,595)
  Foreign currency translation adjustment                             (14,625)               (14,777)
  Less treasury stock at cost, 23,485 shares and
        138,810 shares, respectively                                     (484)                (1,819)
                                                                   ----------            -----------
   Total stockholders' equity                                       1,087,174                907,622
                                                                   ----------            -----------
     Total liabilities and stockholders' equity                    $2,628,977            $ 1,933,557
                                                                   ==========            ===========


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                           Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                        -----------------------             --------------------
                                                          1996           1995               1996            1995
                                                        --------       --------             ----            ----
                                                                     (Restated)                         (Restated)
Operating revenues                                     $ 352,754      $ 262,434         $  963,021      $ 726,148
                                                       ---------      ---------         ----------      ---------

Costs and expenses:
 Operating                                               186,487        145,668            522,698        408,053
 General and administrative                               41,704         34,441            118,557        104,859
 Depreciation and amortization                            41,353         30,331            111,157         88,934
 Merger costs                                             82,556             --            120,656         25,639
 Unusual items                                            50,848             --             63,800          4,733
                                                       ---------      ---------         ----------      ---------

                                                         402,948        210,440            936,868        632,218
                                                       ---------      ---------         ----------      ---------


Income (loss) from operations                            (50,194)        51,994             26,153         93,930
                                                       ---------      ---------         ----------      ---------

Other income (expense):
  Interest expense:
      Nonrecurring interest                                   --             --                 --        (10,994)
      Other                                              (11,520)       (12,731)           (33,977)       (37,917)
  Interest and other income, net                           3,328          1,961              8,868          7,574
                                                       ---------      ---------         ----------      ---------
                                                          (8,192)       (10,770)           (25,109)       (41,337)
                                                       ---------      ---------         ----------      ---------


Income (loss) before provision for income taxes          (58,386)        41,224              1,044         52,593
Provision for (benefit from) income taxes                (19,522)        16,490             14,324         27,037
                                                       ---------      ---------         ----------      ---------


Net income (loss)                                      $ (38,864)     $  24,734         $  (13,280)     $  25,556
                                                       =========      =========         ==========      =========

Earnings (loss) per common share                       $   (0.27)     $    0.22         $    (0.10)     $    0.24
                                                       =========      =========         ==========      =========

Weighted average number of common and
   common equivalent shares outstanding                  142,664        112,167            138,262        108,710
                                                       =========      =========         ==========      =========





             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)
                                  (Unaudited)

                                                                                                       Foreign
                                                                              Additional               Currency
                                                    Preferred     Common        Paid-in  Accumulated Translation Treasury
                                                      Stock        Stock        Capital    Deficit   Adjustment    Stock
                                                      -----        -----        -------    -------   ----------    -----
Balance, December 31, 1995                          $      --      $1,240    $1,041,573   $(118,595)   $(14,777)  $(1,819)

   Common stock options exercised                          --          17        13,849          --          --        --
   Common stock warrants exercised                         --           2         3,686          --          --        --
   Common stock issued to qualified defined
      contribution plan                                    --           3           473          --          --        --
   Common stock issued in purchase acquisitions
      and development projects                             --          40       101,492          --          --        --
   Common stock issued for acquisitions accounted
     for as poolings of interests                          --          41         7,810          --          --        --
   Common stock returned for acquisition
      settlement                                           --          --            --          --          --      (751)
   Common stock issued for investment in company           --           4         1,588          --          --        --
   Common stock issued from treasury upon
     exercise of stock options                             --          --          (481)         --          --     1,698
   Common stock issued from treasury upon
     exercise of stock warrants                            --          --          (119)         --          --       388
   Common stock issued for conversion of
     subordinated debentures                               --          36        59,590          --          --        --
   Common stock issued for executive bonuses               --          --           225          --          --        --
   Restricted stock expense and forfeitures                --          --         2,204          --          --        --
   Below market value stock options                        --          --           874          --          --        --
   Foreign currency translation adjustment                 --          --            --          --         152        --
   Other                                                   --          --            11          --          --        --
   Net income (loss)                                       --          --            --     (13,280)         --        --
                                                    ---------      ------    ----------   ---------    --------   -------

Balance, September 30, 1996                         $      --      $1,383    $1,232,775   $(131,875)   $(14,625)  $  (484)
                                                    =========      ======    ==========   =========    ========   =======



             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------

                                                                        1996                      1995
                                                                     ----------               ----------
                                                                                             (Restated)
Cash flows from operating activities:
         Net cash provided by (used in) operating
                activities                                           $  183,305               $ (10,037)
                                                                     ----------               ---------


Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired                     (238,661)                (20,029)
  Capital expenditures                                                 (246,486)               (162,051)
  Loans and advances to others                                          (13,856)                 (2,395)
  Collection of loans to others                                          13,134                   4,033
  Proceeds from sale of assets                                           11,920                   8,927
  Proceeds from sale of investments                                         --                    1,200
  Change in restricted assets                                           (25,975)                  4,285
  Other                                                                     --                   (4,268)
                                                                     ----------               ---------
         Net cash used in investing activities                         (499,924)               (170,298)
                                                                     ----------               ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                            1,262,796                 485,637
  Principal payments on long-term debt                                 (972,154)               (389,303)
  Proceeds from issuance of common stock, net                               --                   67,635
  Proceeds from exercise of stock options                                15,081                   1,463
  Proceeds from exercise of warrants                                      3,957                   2,428
  Other                                                                     (20)                 (2,423)
                                                                     ----------               ---------
         Net cash provided by financing activities                      309,660                 165,437
                                                                     ----------               ---------
Effect of exchange rate on cash and cash equivalents                          9                     (80)
                                                                     ----------               ---------
Decrease in cash and cash equivalents                                    (6,950)                (14,978)
Cash and cash equivalents at beginning of period                         21,058                  39,967
                                                                     ----------               ---------
Cash and cash equivalents at end of period                           $   14,108               $  24,989
                                                                     ==========               =========





             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The condensed consolidated balance sheets of USA Waste Services, Inc. and subsidiaries (the "Company") as of September 30, 1996 and December 31, 1995, the related condensed consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1996, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The Company has restated the previously issued financial statements for the nine months ended September 30, 1995 to reflect the merger with Sanifill, Inc. ("Sanifill") consummated on August 30, 1996, accounted for using the pooling of interests method of accounting. The Company has also restated the previously issued financial statements for the three and nine months ended September 30, 1995 to reflect the merger with Western Waste Industries ("Western") consummated on May 7, 1996, accounted for using the pooling of interests method of accounting. In addition, certain 1995 amounts have been reclassed to conform to the 1996 presentation. The financial statements presented herein should be read in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company's Joint Proxy Statement and Prospectus dated July 19, 1996, included in the Company's Registration Statement on Form S-4 filed in connection with the acquisition of Sanifill, and the supplemental consolidated financial statements and supplemental interim condensed consolidated financial statements and related notes thereto included in the Company's Current Report on Form 8-K dated November 12, 1996, filed in connection with the acquisition of Sanifill.

1.  BUSINESS COMBINATIONS

On August 30, 1996, the Company consummated a merger agreement with Sanifill (the "Sanifill Merger") accounted for as a pooling of interests and, accordingly, the accompanying financial information has been restated to include the accounts and operations of Sanifill for all periods presented. Under the terms of the Sanifill Merger, the Company issued 1.70 shares of its common stock for each share of Sanifill outstanding common stock. The Sanifill Merger increased the Company's outstanding shares of common stock by approximately 43,414,000 shares and the Company assumed options under Sanifill's stock option plans equivalent to approximately 4,361,000 underlying shares of Company common stock. In the third quarter of 1996, the Company recognized approximately $80,000,000 in merger related costs associated with the Sanifill Merger.

Combined and separate results of operations of the Company prior to consummation of the merger ("USA Waste") and Sanifill for the restated periods are as follows (in thousands):

                                                             USA Waste     Sanifill   Adjustments     Combined
                                                             ---------    ---------   -----------     ---------
Six months ended June 30, 1996 (unaudited):
   Operating revenues                                        $ 428,861    $ 181,406   $      --       $ 610,267
   Income before income taxes                                   26,827       31,606         997 (a)      59,430
   Net income                                                   36,633       18,964     (30,013)(a)      25,584
Six months ended June 30, 1995 (unaudited):
   Operating revenues                                        $ 348,594    $ 115,120   $      --       $ 463,714
   Income before income taxes                                   (8,489)      18,884         974 (a)      11,369
   Net income (loss)                                           (18,763)      11,406       8,179 (a)         822


         (a) Deferred income taxes have been restated as though USA Waste and Sanifill had been combined from their inceptions.

On May 15, 1996, the Company consummated a merger agreement with Grand Central, accounted for as a pooling of interests, pursuant to which the Company issued 2,067,605 shares of its common stock in exchange for all outstanding shares of Grand Central. The Company restated its previously issued financial statements for the three months ended March 31, 1996 to include the accounts and operations of Grand Central. Periods prior to 1996 were not restated as combined results are not materially different from results as presented. Related to this merger, the Company recognized $2,700,000 of merger costs in the second quarter of 1996.

On May 31, 1996, July 19, 1996, and August 30, 1996, the Company consummated mergers accounted for as poolings of interests, pursuant to which the Company issued 900,001, 475,330, and 643,318 shares of its common stock in exchange for all outstanding shares of the acquired companies. Periods prior to consummation of the mergers were not restated to include the accounts and operations of the acquired companies as combined results are not materially different from the results as presented.

During the nine months ended September 30, 1996, the Company acquired 67 collection businesses, eleven landfills, 17 transfer stations, and three recycling businesses for approximately $238,661,000 in cash, $26,531,000 in liabilities incurred or debt assumed, and 3,985,448 shares of the Company's common stock. These acquisitions were accounted for under the purchase method of accounting. Included in these amounts is the acquisition of six collection businesses, five landfills, and six transfer stations of Philip Environmental, Inc., consummated on August 26, 1996, for approximately $60,000,000 in cash and 1,950,764 shares of the Company's common stock.

The following summarized pro forma results of operations assumes 1996 and 1995 acquisitions accounted for as purchases occurred at the beginning of 1995 (in thousands, except per share amounts):

                                           Nine Months Ended September 30,
                                           -------------------------------
                                               1996          1995
                                             ----------   ----------
         Operating revenues                  $1,076,971   $  991,249
         Net income                               5,838       46,273
         Earnings per common share                 0.04         0.38

The above pro forma financial information is based on certain assumptions and preliminary estimates which are subject to change. The above pro forma financial information reflects the consideration paid at closing for all acquisitions. It does not reflect the payments of any contingent consideration. If all contingent consideration agreed upon in the purchase transactions were required to be paid in full, it would materially affect the results reflected in the above pro forma financial information. The above pro forma financial information also does not reflect anticipated volume or price increases, synergies, or other operational improvements. The pro forma financial information does not purport to be indicative of the results which would actually have been obtained had the purchase transactions been completed on January 1, 1995 or which may be obtained in the future.

2.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                              September 30, December 31,
                                                                                                  1996         1995
                                                                                               ----------   ----------
       Credit facility:
          Revolving credit facility                                                             $  506,000   $   51,613
          Term loan facility                                                                            --      215,835
       Sanifill credit facility                                                                         --       58,000
       Western credit facility                                                                          --       41,000
       Senior notes, maturing in varying annual installments
            through June 2005, interest ranging from 7.29% to 8.44%                                106,947      109,416
       Convertible subordinated debentures, interest at 5%                                         112,069           --
       Convertible subordinated debentures, interest at 7 1/2%                                          --       58,213
       Notes payable, maturing in varying amounts through October
             2010, interest ranging from 4% to 12%                                                  51,644       41,554
       Note payable to bank, interest at 4.15%                                                      60,000           --
       Subordinated debt, maturing in varying monthly installments
            through January 2008, interest ranging from 7.25% to 10%                                 6,931        7,493
       Industrial revenue bonds, principal payable in annual installments, maturing in 1996-2021, variable interest rates (2.55% to 6.35%
            at September 30, 1996), enhanced by letters of credit                                  163,230      125,374
       Other                                                                                        19,610       23,243
                                                                                                ----------   ----------
                                                                                                 1,026,431      731,741
       Less current maturities                                                                      24,964       53,516
                                                                                                ----------   ----------
                                                                                                $1,001,467   $  678,225
                                                                                                ==========   ==========

As of December 31, 1995, the Company had borrowed $267,448,000 under its $550,000,000 financing agreement, which consisted of a $300,000,000 five-year revolving credit and letter of credit facility and a $250,000,000 term loan facility. Revolving credit loans under the credit facility were limited to $180,000,000 at December 31, 1995, less the amount of any future industrial revenue bonds enhanced by letters of credit under the credit facility. Loans bore interest at a rate based on the Eurodollar rate or the prime rate, plus a spread not to exceed 1.75% per annum (the applicable interest rate at December 31, 1995 was 7.31%). The credit facility was also used for letters of credit purposes with variable fees from 0.5% to 1.75% per annum (1.5% at December 31, 1995) charged on amounts issued. A commitment fee of up to 0.5% was required on the unused portion of the credit facility.

On May 7, 1996, in connection with the merger with Western, the Company replaced its existing credit facility with a $750,000,000 senior revolving credit facility and retired amounts outstanding under Western's credit facility. The credit facility was used to refinance existing bank loans and letters of credit, to fund additional acquisitions, and for working capital. The credit facility was available for standby letters of credit of up to $300,000,000. Loans under the credit facility bore interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread set at 0.405% per annum as of June 30, 1996). The credit facility required a facility fee not to exceed 0.375% per annum on the entire available credit facility (facility fee set at 0.22% per annum as of June 30, 1996). The credit facility contained financial covenants with respect to interest coverage and debt capitalization ratios. The credit facility also contained limitations on dividends, additional indebtedness, liens, and asset sales.

On August 30, 1996, in connection with the Sanifill Merger, the Company replaced the $750,000,000 senior revolving credit facility with a $1,200,000,000 senior revolving credit facility ("Credit Facility") and retired amounts under Sanifill's credit facility. The Credit Facility was used to refinance existing bank loans and letters of credit and will be used to fund additional acquisitions and for working capital. The Credit Facility is available for standby letters of credit of up to $400,000,000. Loans under the Credit Facility bear interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread initially set at 0.35% per annum). The Credit Facility requires a facility fee not to exceed 0.375% per annum on the entire available Credit Facility (facility fee initially set at 0.20% per annum). The Credit Facility contains financial covenants with respect to interest rate coverage and debt capitalization ratios. The Credit Facility also contains limitations on dividends, additional indebtedness, liens, and asset sales. Principal reductions are not required over the five-year term of the Credit Facility.

On March 4, 1996, Sanifill issued $115,000,000 of 5% convertible subordinated debentures, due on March 1, 2006. Interest is payable semi-annually in March and September. The debentures are convertible into shares of the Company's common stock at a conversion price of $28.31 per share. The debentures are subordinated in right of payment to all existing and future senior indebtedness, as defined. The debentures are redeemable after March 15, 1999 at the option of the Company at 102.5% of the principal amount, declining annually to par on March 1, 2002, plus accrued interest. Deferred offering costs of approximately $2,900,000 were incurred and are being amortized ratably over the life of the debentures. The proceeds were used to repay debt under Sanifill's credit facility.

On March 18, 1996, Sanifill called for redemption all of its $60,000,000 of 7 1/2% convertible subordinated debentures due June 1, 2006 at redemption price of 104.5% of their face amount plus accrued interest from December 1, 1995 to, and including, the redemption date of April 17, 1996. Alternatively, holders of these debentures were allowed to convert their debentures into common stock at any time prior to the close of business on April 10, 1996, at a conversion price equal to $28.82 per share (equivalent to $16.95 per share post Sanifill Merger). Holders electing to convert received 34.7 shares of Sanifill's common stock for each $1,000 principal amount of debentures surrendered. The $60,000,000 of debentures were ultimately converted to approximately 2,100,000 shares of Sanifill common stock (equivalent to 3,570,000 shares of Company common stock). Deferred offering costs of approximately $1,700,000 were recorded as a reduction to additional paid-in capital.

On August 30, 1996, the Company borrowed $60,000,000 from a Canadian bank to facilitate the acquisition of certain assets of Philip Environmental, Inc. (see Note 1). The note was paid off on October 15, 1996, through borrowings from the Credit Facility.

Subsequent to December 31, 1995, the Company guaranteed specific obligations of two unconsolidated affiliates for up to $25,000,000. The Company is of the opinion that these unconsolidated affiliates will be able to perform under their respective obligations and that no payments will be required and, due to the Company's ability to assume a senior debt position, no losses will be incurred under such guarantees.

3.  INCOME TAXES

The difference in federal income taxes at the statutory rate and the provision for (benefit from) income taxes for the nine months ended September 30, 1996 is primarily due to non-deductible merger costs.

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

Employment agreements -- The Company has entered into employment agreements with certain of its officers. These employment agreements include provisions governing compensation and benefits to be paid upon termination of employment with the Company or certain changes in control of the Company. Under certain conditions, the agreements can be terminated by the Company or the officer. Upon termination of an agreement, the officer's compensation would continue at approximately 75% of his prior compensation for periods ranging from three to five years. During the three to five year period, the officer would be available to the Company on a part-time basis for consulting and also would not be permitted to engage in any activities in direct competition with the Company. If these officers were to be terminated without cause during 1996 or if certain officers elected to terminate their agreements, the aggregate annual compensation on a part-time basis would be approximately $4,550,000. If a change in control were to occur in 1996 and the officers were to elect to take the change in control payments, they would receive approximately $11,201,000. As of September 30, 1996, the Company has not recorded any accruals in the financial statements related to these employment agreements.

5.  SUBSEQUENT EVENTS

Subsequent to September 30, 1996, the Company acquired twelve collection businesses and one landfill for approximately $16,601,000 in cash and $12,512,000 in liabilities incurred or debt assumed under the purchase method of accounting. The pro forma effect of the acquisitions is not material to the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews the Company's operations for the three and nine months ended September 30, 1996 and 1995, and should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere herein, as well as the Company's consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company's Joint Proxy Statement and Prospectus dated July 19, 1996, included in the Company's Registration Statement on Form S-4 filed in connection with the acquisition of Sanifill, and the supplemental consolidated financial statements and supplemental interim condensed consolidated financial statements and related notes thereto included in the Company's Current Report on Form 8-K dated November 12, 1996, filed in connection with the acquisition of Sanifill.

INTRODUCTION

The Company provides non-hazardous solid waste management services, consisting of collection, transfer, disposal, recycling, and other miscellaneous services. Since August 1990, the Company has experienced significant growth principally through the acquisition and integration of solid waste businesses and is now the third largest non-hazardous solid waste company in North
America. The Company conducts operations through subsidiaries in multiple locations throughout the United States, primarily, and in Canada, Puerto Rico, and Mexico. The Company owns or operates 94 landfills, 54 transfer stations, 114 collection companies, and 17 recycling companies serving more than 1,700,000 customers.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percent for the various Condensed Consolidated Statements of Operations items:

                                                           Period to Period            Period to Period
                                                            Change for the              Change for the
                                                          Three Months Ended          Nine Months Ended
                                                             September 30,               September 30,
                                                             1996 and 1995               1996 and 1995
                                                        -----------------------      --------------------
                                                            $           %                $          %
                                                          -----       -----            -----      -----
    Operating revenues                                  $  90,320       34.4         $236,873     32.6 %
                                                        ---------                    --------
    Costs and expenses:
      Operating                                            40,819       28.0          114,647     28.1
      General and administrative                            7,263       21.1           13,698     13.1
      Depreciation and amortization                        11,022       36.3           22,221     25.0
      Merger costs                                         82,556         --           95,017    370.6
      Unusual items                                        50,848         --           59,067  1,248.0
                                                        ---------                    --------
                                                          192,508       91.5          304,650     48.2
                                                        ---------                    --------

    Income (loss) from operations                        (102,188)    (196.5)         (67,777)   (72.2)
                                                        ---------                    --------
    Other income (expense):
      Interest expense:
        Nonrecurring interest                                  --         --           10,994   (100.0)
        Other                                               1,211       (9.5)           3,940    (10.4)
      Interest and other income, net                        1,367       69.7            1,294     17.1
                                                        ---------                    --------
                                                            2,578      (23.9)          16,228    (39.3)
                                                        ---------                    --------
    Income (loss) before provision for income taxes       (99,610)    (241.6)         (51,549)   (98.0)
    Provision for (benefit from) income taxes             (36,012)    (218.4)         (12,713)   (47.0)
                                                        ---------                    --------
    Net income (loss)                                   $ (63,598)    (257.1)%       $(38,836)  (152.0)%
                                                        =========                    ========

The following table presents, for the periods indicated, the percentage relationship that the various components of the Condensed Consolidated Statements of Operations bear to operating revenues:

                                                             Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                         ---------------------------  -------------------------
                                                              1996         1995           1996        1995
                                                            --------     --------       ---------  ---------
    Operating revenues:
         Landfill disposal                                     29.8          29.9           28.9        29.3
         Waste collection                                      51.8          50.5           52.9        51.7
         Transfer stations                                     11.4          10.0           10.6         9.1
         Other                                                  7.0           9.6            7.6         9.9
                                                              -----         -----          -----       -----
                                                              100.0         100.0          100.0       100.0
                                                              -----         -----          -----       -----
    Costs and expenses:
         Operating                                             52.9          55.5           54.3        56.2
         General and administrative                            11.8          13.1           12.3        14.4
         Depreciation and amortization                         11.7          11.6           11.6        12.2
         Merger costs                                          23.4            --           12.5         3.5
         Unusual items                                         14.4            --            6.6         0.8
                                                              -----         -----          -----       -----
                                                              114.2          80.2           97.3        87.1
                                                              -----         -----          -----       -----

    Income (loss) from operations                             (14.2)         19.8            2.7        12.9
                                                              -----         -----          -----       -----

    Other income (expense):
         Interest expense:
           Nonrecurring interest                                 --            --           --          (1.5)
           Other                                               (3.2)         (4.9)          (3.5)       (5.2)
         Interest and other income, net                         0.9           0.8            0.9         1.0
                                                              -----         -----          -----       -----
                                                               (2.3)         (4.1)          (2.6)       (5.7)
                                                              -----         -----          -----       -----

    Income (loss) before provision for income taxes           (16.5)         15.7            0.1         7.2
    Provision for (benefit from) income taxes                  (5.5)          6.3            1.5         3.7
                                                              -----         -----          -----       -----
    Net income (loss)                                         (11.0)%         9.4%          (1.4)%       3.5%
                                                              =====         =====          =====       =====


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Operating Revenues

Operating revenues increased $90,320,000 or 34.4% and $236,873,000 or 32.6% for the three and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. The increase in operating revenues for the three months and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 has been analyzed on a pre-Sanifill merger basis. Operating revenues for the Company, excluding the Sanifill merged operations, increased $54,612,000 or 28.8% and $134,879,000 or 25.1% for the three and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. The Company's core solid waste operations increased $56,500,000 and $140,400,000 for the three and nine month periods ended September 30, 1996, respectively, of which $44,186,000 and $102,850,000, respectively, relate to acquisitions during 1996 and the effect of acquisitions made during 1995. The remaining decreases are due to declines in non-core revenues. During the third quarter, operating revenues for comparable disposal and collection operations increased 1.7% due to price increases and 5.9% due to volume increases.

Operating revenues for Sanifill increased $35,708,000 or 49.1% and $101,994,000 or 54.3% for the three and nine months ended September 30, 1996, as compared to the corresponding periods of 1995. Sanifill's domestic disposal operations increased $13,587,000 and $39,013,000 for the three and nine months ended September 30, 1996, respectively, of which $10,547,000 and $24,513,000, respectively, relate to acquisitions made during 1996 and the effect of acquisitions made during 1995. Domestic collection operations increased $17,787,000 and $55,756,000 for the three and nine months ended September 30, 1996, respectively. Solid waste operations in Mexico and Canada account for the remaining increases of $4,334,000 and $7,225,000 for the three and nine months ended September 30, 1996, respectively. With regard to the change in existing domestic disposal operations, Sanifill's "same-store" operating revenues increased approximately 11%, consisting primarily of volume increases, for the third quarter of 1996.

Operating Costs and Expenses

Operating costs and expenses increased $40,819,000 or 28.0% and $114,647,000 or 28.1% for the three and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. The increase in operating costs and expenses is primarily attributable to the impact of new business acquisitions, net of dispositions, made in 1996 and 1995 of $59,515,000 and $171,529,000 for the three and nine months ended September 30, 1996, respectively.

Offsetting this increase is the effect of reduced operating costs and expenses for the existing operations of Chambers Development Company, Inc. ("Chambers") since the Company's merger with Chambers in June 1995, reduced operating costs resulting from the increased utilization of internal disposal from 37.0% and 40.4% to 46.6% and 46.1% for the three and nine months ended September 30, 1996, respectively, and reduced operating costs for comparable operations resulting from synergies realized from tuck-in acquisitions and mergers with Sanifill, Western, and Chambers consummated in August 1996, May 1996, and June 1995, respectively.

As a percentage of operating revenues, operating costs and expenses decreased from 55.5% and 56.2% for the three and nine months ended September 30, 1995, respectively, to 52.9% and 54.3% for the corresponding periods in 1996. This decrease occurred for the reasons described above.

General and Administrative

General and administrative expenses increased $7,263,000 and $13,698,000 for the three and nine months ended September 30, 1996, respectively, compared to the corresponding 1995 periods, but decreased as a percentage of operating revenues. This is primarily the result of the Company's ability to integrate new business acquisitions without a proportionate increase in general and administrative expenses and cost reductions as a result of the mergers with Sanifill, Western, and Chambers consummated in August 1996, May 1996, and June 1995, respectively.

Depreciation and Amortization

Depreciation and amortization increased $11,022,000 and $22,221,000 for the three and nine months ended September 30, 1996, respectively, compared to the corresponding periods of 1995 due primarily to the acquisition of new businesses. As a percentage of operating revenues, depreciation and amortization decreased for the nine months ended September 30, 1996 compared to the corresponding 1995 period due to improved utilization of equipment through the internal volume growth in the collection and disposal operations without a corresponding increase in equipment and facilities. For the three months ended September 30, 1996, depreciation and amortization as a percentage of operating revenues was virtually unchanged compared to the corresponding 1995 period.

Merger Costs

In the third quarter of 1996, the Company recognized $82,556,000 of merger costs, of which approximately $80,000,000 related to the acquisition of Sanifill and the remainder related to the acquisition of two landfills and a collection company. The $80,000,000 of merger costs related to Sanifill includes $9,500,000 of transaction costs, $20,000,000 of relocation, severance, and other termination benefits, $13,000,000 of costs relating to integrating operations, and $37,500,000 of disposal of duplicate facilities. In the second quarter of 1996, the Company incurred $35,000,000, $2,700,000, and $400,000 of merger costs related to the acquisitions of Western, Grand Central, and a collection company, respectively. The $35,000,000 of merger costs related to Western include $6,800,000 of transaction costs, $15,000,000 of severance and other termination benefits, and $13,200,000 of costs related to integrating operations. In the second quarter of 1995, the Company incurred $25,073,000 of merger costs related to the Chambers acquisition, including $11,900,000 of transaction costs, $9,473,000 of severance and other termination benefits, and $3,700,000 of costs related to integrating operations. An additional $566,000 of merger costs was incurred in the second quarter of 1995 related to the acquisition of a collection, materials recovery, and transfer station operation.

Unusual Items

In the third quarter of 1996, the Company recognized unusual items of $50,848,000, including $28,900,000 of operating losses and estimated losses related to the disposition of certain non-core business assets, $15,000,000 of operating losses and project reserves related to certain Mexico operations, and $6,948,000 of various other terminated projects. In the second quarter of 1996, unusual items include approximately $4,800,000 of retirement benefits associated with Western's pre-merger retirement plan and approximately $8,100,000 of estimated future losses related to municipal solid waste contracts in California as a result of the continuing decline in prices of recyclable materials. In 1995, unusual items represent $2,800,000 of severance and other termination benefits paid to former Chambers employees in connection with its pre-merger reorganization, $1,300,000 of estimated future losses associated with a New Jersey municipal solid waste contract, and $600,000 of shareholder litigation settlement costs.

Income (Loss) from Operations

For reasons discussed above, income (loss) from operations as a percent of operating revenues was (14.2)% and 2.7% for the three and nine months ended September 30, 1996, respectively, as compared to 19.8% and 12.9% in the respective 1995 periods. Income (loss) from recurring operations was 23.6% and 21.9% for the three and nine months ended September 30, 1996, respectively. The improvement in recurring operations is the result of economies of scale realized by the Company with respect to recent acquisitions and improvements in comparable operations.

Other Income and Expense

Other income and expense consists of interest expense, interest income, and other income. Interest expense, gross of amounts capitalized, decreased as a result of the refinancing of Chambers pre-merger indebtedness and the Company's existing indebtedness to lower rates at June 30, 1995, and $10,994,000 of nonrecurring interest incurred in the second quarter of 1995 relating to extension fees and other charges associated with the aforementioned debt refinancing by Chambers. For the three months ended September 30, 1996 compared to the corresponding 1995 period, the decrease in interest rates was entirely offset by the increase in indebtedness. Capitalized interest for the three and nine months ended September 30, 1996 was $4,727,000 and $13,066,000, respectively, as compared to $3,184,000 and $9,205,000 in the corresponding 1995 periods.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes decreased $36,012,000 and $12,713,000 for the three and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. The decrease in the provision for (benefit from) income taxes in 1996 is the result of merger costs and unusual items.

Net Income (Loss)

For the reasons discussed above, net income (loss) decreased $63,598,000 and $38,836,000 during the three and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995.

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

As of September 30, 1996, the Company had working capital of $15,814,000 (a ratio of current assets to current liabilities of 1.05:1) and a cash balance of $14,108,000, which compares to working capital of $30,109,000 (a ratio of current assets to current liabilities of 1.15:1) and a cash balance of $21,058,000 as of December 31, 1995. For the first nine months of 1996, net cash from operations was approximately $183,305,000 and net cash from financing activities was approximately $309,660,000. These funds were used primarily to fund investments in other businesses of $238,661,000 and for capital expenditures of approximately $246,486,000.

The Company's capital expenditure and working capital requirements have increased reflecting the Company's business strategy of growth through acquisitions and development projects. The Company intends to finance the remainder of its 1996 capital expenditures through internally generated cash flow and amounts available under its revolving credit facility. At September 30, 1996, the available line of credit for cash borrowings was $449,000,000.

On August 30, 1996, in connection with the Sanifill Merger, the Company replaced the $750,000,000 senior revolving credit facility with a $1,200,000,000 senior revolving credit facility ("Credit Facility") and retired amounts under Sanifill's credit facility. The Credit Facility was used to refinance existing bank loans and letters of credit and will be used to fund additional acquisitions and for working capital. The Credit Facility is available for standby letters of credit of up to $400,000,000. Loans under the Credit Facility bear interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread initially set at 0.35% per annum). The Credit Facility requires a facility fee not to exceed 0.375% per annum on the entire available Credit Facility (facility fee initially set at 0.20% per annum). The Credit Facility contains financial covenants with respect to interest rate coverage and debt capitalization ratios. The Credit Facility also contains limitations on dividends, additional indebtedness, liens, and asset sales. Principal reductions are not required over the five-year term of the Credit Facility. On October 11, 1996, the Company's corporate credit rating was increased which had the effect of reducing the spread under the Credit Facility to 0.30% per annum and the facility fee to 0.15% per annum, effective October 12, 1996.

The Company's business plan is to grow through acquisitions as well as development projects. The Company has issued equity securities in business acquisitions and expects to do so in the future. Furthermore, the Company's future growth will depend greatly upon its ability to raise additional capital. The Company continually reviews various financing alternatives and depending upon market conditions could pursue the sale of debt and/or equity securities to help effectuate its business strategy. Management believes that it can arrange the necessary financing required to accomplish its business plan; however, to the extent the Company is not successful in its future financing strategies the Company's growth could be limited.

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

On or about February 2, 1995, a complaint was filed in a taxpayer lawsuit. The complaint does not name Western as a defendant. The plaintiffs allege that Riverside County and the other defendants, in connection with a contract with Western regarding the operation and management of the El Sobrante Landfill (the "Landfill") located within Riverside County (the "Agreement"), engaged in various improper actions, including the unlawful sale of public property, wasting public funds, and making an unconstitutional gift of public property and funds. The complaint seeks an order voiding the Agreement and an injunction ordering the other defendants to pay Riverside County allegedly unlawful revenues earned from the Landfill, to cease further dumping at the Landfill of out-of-county waste, return of alleged windfall profits, and limiting dumping fees charged to incounty residents. The complaint also seeks general damages of $10,000,000, special and punitive damages, attorneys' fees, and costs. The Company believes the taxpayer suit is based upon erroneous assumptions and that there are valid defenses available to Riverside County to each of the claims asserted in the complaint. The Company has now filed a motion to intervene in the litigation and will thereafter become a party to the lawsuit.

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

On or about August 20, 1996, an action was filed in Ontario Court (General Division), Canada, captioned Laidlaw Waste Systems (Canada) Ltd. ("Laidlaw") vs. Philip Environmental, Inc. and USA Waste Services, Inc., et. at., No. 96-CO- 109675. Laidlaw filed this suit related to certain rights of first refusal that Laidlaw had on Quebec assets acquired by the Company from Philip Environmental, Inc. in August 1996. Laidlaw is seeking to have the court either set aside the acquisition or alternatively to award monetary damages (Laidlaw is seeking general damages of $100,000,000 and punitive damages of $25,000,000). The Company believes this suit is without merit and is vigorously defending against it. In addition, Philip Environmental, Inc. has agreed to indemnify the Company for all costs, fees, and damages incurred by the Company with respect to this suit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of Stockholders of the Company held on August 27, 1996, proposals to (i) approve and adopt the Agreement and Plan of Merger dated as of June 22, 1996, by and among the Company, Quatro Acquisition Corp., and Sanifill, Inc., and (ii) approve an amendment to the Company's Restated Certificate of Incorporation to increase its authorized shares of common stock from 150,000,000 to 300,000,000 shares were submitted to a vote of the stockholders. Both proposals were adopted by the Company's stockholders, and the voting was as follows:

                                                      Votes                            Broker
                                  Votes for          Against        Abstentions       Non-Votes
                                  ---------          -------        -----------       ---------
Sanifill Merger                  70,453,908          180,560          106,101           563,190
Increase Authorized Shares       70,314,137          870,536          119,086                --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

The exhibits to this report are listed in the Exhibit Index elsewhere herein.

(b)   Reports on Form 8-K:

A report on Form 8-K dated September 3, 1996 was filed September 18, 1996. The Company filed information with respect to the consummation of its acquisition of Sanifill, Inc. and filed financial statements for Sanifill, Inc.

A report on Form 8-K dated September 12, 1996 was filed September 25, 1996 and amended on Form 8-K/A filed November 13, 1996. The Company filed information with respect to 1996 individually insignificant acquisitions, which in aggregate were deemed significant for purposes of Regulation S-X.

A report on Form 8-K dated November 12, 1996 was filed November 12, 1996. The Company filed restated supplemental financial statements of USA Waste Services, Inc. to include the financial statements of Sanifill, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        USA WASTE SERVICES, INC.
                                        Registrant



 November 14, 1996                    BY:   /s/ Earl E. DeFrates
--------------------                     ---------------------------------------
Date                                  Earl E. DeFrates,
                                      Executive Vice President,
                                      Chief Financial Officer


 November 14, 1996                    BY:   /s/ Bruce E. Snyder
--------------------                     ---------------------------------------
Date                                  Bruce E. Snyder,
                                      Vice President - Controller,
                                      Chief Accounting Officer

                            USA WASTE SERVICES, INC.

                                 EXHIBIT INDEX


           Number and Description of Exhibit *
           -----------------------------------

           2     None

           3     None

           4     None

           10    None

           11    Computation of Earnings (Loss) Per Common Share

           15    None

           18    None

           19    None

           22    None

           23    None

           24    None

           27    Financial Data Schedule

           99    None





---------------------------------------
* Exhibits not listed are inapplicable.