Form 10-K
period 1996-12-31
USA WASTE SERVICES INC
filed 1997-03-31
CIK 823768

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _________ to__________

                         Commission file number 1-12154

                            USA WASTE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        73-1309529
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

    1001 FANNIN STREET, SUITE 4000
            HOUSTON, TEXAS                                    77002
(Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (713) 512-6200

          Securities registered pursuant to Section 12(b) of the Act:

                Title of each class                  Name of each exchange on which registered
          COMMON STOCK, $.01 PAR VALUE                         NEW YORK STOCK EXCHANGE
5% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2006
4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2002

       Securities registered pursuant to Section 12(g) of the Act:  NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant at March 25, 1997, was approximately $5,044,347,000. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

        The number of shares of Common Stock, $.01 par value, of the Registrant outstanding at March 25, 1997, was 154,110,368.


                      DOCUMENTS INCORPORATED BY REFERENCE

                 Document                                 Incorporated as to
                 --------                                 ------------------
             PROXY STATEMENT
FOR THE 1997 ANNUAL MEETING OF STOCKHOLDERS                    PART III

                               TABLE OF CONTENTS



PART I                                                                                                               PAGE
Item 1. Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1
Item 2. Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              11
Item 3. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              12
Item 4. Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . . .              12

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters   . . . . . . . . . . . . .              14
Item 6. Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations   . . . . .              16
Item 8. Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . . . . . .              24
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . .              51

PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . .              51
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              51
Item 12. Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . .              51
Item 13. Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . .              51

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . .              52

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    USA Waste Services, Inc. ("USA Waste" or the "Company") is the third largest integrated solid waste management company in North America and serves the full spectrum of municipal, commercial, industrial, and residential customers in 36 states, the District of Columbia, Canada, Mexico, and Puerto Rico. The Company's solid waste management services include collection, transfer, and disposal operations and, to a lesser extent, recycling and certain other waste management services. At December 31, 1996, USA Waste owned or operated 123 collection operations, 61 transfer stations, 101 landfills, and served more than 2 million customers. The Company has a diversified customer base with no single customer accounting for more than 5% of the Company's operating revenues during 1996. The Company employs approximately 9,800 people.

    The terms "USA Waste" and the "Company" refer to USA Waste Services, Inc., a Delaware corporation incorporated on April 28, 1995, to become the successor company of USA Waste Services, Inc., an Oklahoma corporation organized in 1987, and include its predecessors, subsidiaries, and affiliates, unless the context requires otherwise. USA Waste's executive offices are located at 1001 Fannin Street, Suite 4000, Houston, Texas 77002, and its telephone number is (713) 512-6200.

    Of the Company's revenues for the year ended December 31, 1996, approximately 52.6% was attributable to collection operations, approximately 10.8% was from transfer operations, approximately 29.0% was attributable to landfill operations, and approximately 7.6% from other operations. The Company's average landfill volume for the year ended December 31, 1996, was approximately 88,600 tons per day.

INDUSTRY BACKGROUND

    USA Waste operates in the non-hazardous solid waste segment of the waste management industry. Despite the size of this industry, it has historically been a fragmented industry, with a multitude of local private and municipal operators servicing relatively centralized areas. In recent years, the industry has undergone a period of significant consolidation, however, local private and municipal operations continue to service approximately 60% of the domestic solid waste business.

    One of the principal forces driving consolidation within the solid waste management industry is increased regulation and enforcement of collection and disposal activities. In October 1991, the Environmental Protection Agency ("EPA") adopted new regulations pursuant to Subtitle D of the Resource Conservation and Recovery Act governing the disposal of solid waste. These regulations led to a variety of requirements applicable to landfill disposal sites, including the construction of liners and the installation of leachate collection systems, groundwater monitoring systems, and methane gas recovery systems. The regulations also required enhanced control systems to monitor more closely the waste streams being disposed at the landfills, extensive post-closure monitoring of sites, and financial assurances that landfill operators will be able to comply with the stringent regulations. The result of these regulatory requirements has been increased costs throughout the various segments of the industry, with particularly significant increases for landfill operators.

    Compliance with the regulations currently in effect for the non-hazardous solid waste industry requires significant capital expenditures. Many industry participants have found the increased costs difficult, if not impossible, to bear. A large number of smaller, independent operators have decided to either close down their operations or sell them to stronger operators, and some municipalities have chosen to discontinue, or are considering discontinuing, their operations and turning the management of solid waste services over to private concerns.

    The rising costs associated with the new industry regulations have been a cause of consolidation and acquisition activity within the industry. Large waste management companies, with sufficient financial resources to absorb the initial costs of bringing operations into compliance, have taken advantage of discontinuations and divestitures by acquiring operations which either complement existing businesses or otherwise increase overall strength and flexibility. Compliance costs at the landfill/disposal level have directly affected costs in the collection segment of the market as landfill operators pass them on through higher fees for disposal or "tipping." In addition, companies active in various segments of the industry continue to seek vertical integration to enable them to become more cost effective and competitive. Finally, the higher cost structure has also led to the merger of a number of independent collection operations to enhance financial strength and improve operating efficiencies.

STRATEGY

    The Company intends to capitalize on the consolidation in the solid waste management industry in several ways. Key elements of the Company's strategy include:

o Increasing productivity and operating efficiencies in existing and acquired operations. The Company seeks to increase productivity, achieve administrative and operating efficiencies, and improve profitability in existing operations and acquired businesses, with the objective of becoming the low cost operator in each of its markets. Measures taken by the Company in this area include consolidating and implementing uniform administrative and management systems, restructuring and consolidating collection routes, improving equipment utilization, and increasing employee productivity through incentive compensation and training programs. The Company's management believes that its ability to serve markets as a low cost operator is fundamental to achieving sustainable internal growth and to realizing the benefits of its acquisition strategy.

o Increasing revenues and enhancing profitability through tuck-in acquisitions. The Company continually seeks to expand its services through the acquisition of additional solid waste management businesses and operations that can be effectively integrated with the Company's existing operations. These acquisitions typically involve adding collection operations, transfer stations, or landfills that are complementary to existing operations and that permit the Company to implement operating efficiencies and increase asset utilization.

o Expanding into new markets through acquisitions. The Company pursues acquisitions in new markets where the Company believes it can strengthen its overall competitive position as a national provider of integrated solid waste management services and where opportunities exist to apply the Company's operating and management expertise to enhance the performance of acquired operations.

    On August 30, 1996, the Company consummated a merger agreement with Sanifill, Inc. ("Sanifill") accounted for as a pooling of interests (the "Sanifill Merger"). Under the terms of the Sanifill Merger, the Company issued
1.70 shares of its common stock for each share of Sanifill outstanding common stock. The Sanifill Merger increased the Company's outstanding shares of common stock by approximately 43,414,000 shares and the Company assumed Sanifill's options and warrants equivalent to approximately 4,361,000 underlying shares of Company common stock. Sanifill owned and operated nonhazardous waste disposal, treatment, collection, transfer station, and recycling businesses and complementary operations. Since it was founded in 1989, Sanifill acquired 142 disposal, collection, and related businesses. As of June 30, 1996, Sanifill operated 50 disposal and treatment facilities, 26 transfer stations, and 36 collection operations. In addition, Sanifill provided sludge treatment and organic recycling services.

    On May 7, 1996, the Company consummated a merger agreement with Western Waste Industries ("Western") accounted for as a pooling of interests (the "Western Merger"). Under the terms of the Western Merger, the Company issued
1.50 shares of its common stock for each share of Western outstanding common stock. Prior to the Western Merger, the Company owned approximately 4.1% of Western's outstanding shares (634,900 common shares), which were canceled on the Western Merger's effective date. The Western Merger increased the Company's outstanding shares of common stock by approximately 22,028,000 shares and the Company assumed options under Western's stock option plans equivalent to approximately 5,200,000 underlying Company shares of common stock. With the addition of the Western operations, which include significant collection operations, the Company significantly increased its presence in California and added additional operations in Texas, Louisiana, Florida, Colorado, and Arkansas. Western had 91 municipal and regional authority contracts and served over 785,000 customers. As part of its business, Western operated six landfills, three transfer stations, and five recycling facilities.

    In addition to the consummation of public mergers with Sanifill and Western, the Company acquired 90 collection operations, 18 transfer stations, 18 landfills, and six recycling businesses during 1996, with annualized revenues aggregating approximately $383,000,000.

    On March 12, 1997, the Company acquired all of the Canadian solid waste subsidiaries of Allied Waste Industries, Inc. ("Allied"), representing 41 collection businesses, seven landfills, and eight transfer stations in the provinces of Alberta, British Columbia, Manitoba, Ontario, Quebec, and Saskatchewan, for approximately $518,000,000 in cash. These assets were acquired by Allied in December 1996 from Laidlaw, Inc. in conjunction with Allied's acquisition of all of Laidlaw, Inc.'s North American solid waste businesses.

    The Company's business is subject to extensive federal, state, and local regulation and legislative initiative. Further, in some states and municipalities, its business is subject to environmental regulation, mandatory recycling laws, prohibitions on the deposit of certain waste in landfills, and restrictions on the flow of solid waste. Because of continuing public awareness and influence regarding the collection, transfer, and disposal of waste and the preservation of the environment, and uncertainty with respect to the enactment and enforcement of future laws and regulations, the Company cannot always accurately predict the impact any future regulation or law may have on its operations. See "Regulation" and "Legal Proceedings" for additional information.

OPERATIONS

    USA Waste provides collection, transfer, disposal, and recycling services to municipal, commercial, industrial, and residential customers in 36 states, the District of Columbia, Canada, Mexico, and Puerto Rico.

    Management of USA Waste's solid waste operations is achieved through an alignment that currently includes five regions organized by geographic area. Each region is headed by a regional vice president ("RVP"). Each RVP is responsible for the oversight of the following departments: sales and marketing, administration and finance, operations, and maintenance. In addition, each RVP typically has a small staff that works interactively with the corporate office to ensure proper regulatory compliance and reporting, engineering services, internal and external development, and strategic planning. Geographically, a region generally encompasses a multi-state area and may have a concentration from approximately 15 to 50 districts. Regions are divided into districts headed by a district manager. Each district manager is responsible for the day-to-day oversight of the district's field operations, with direct responsibility for customer satisfaction, employee motivation, labor and equipment productivity, internal growth, financial budgets, and profit and loss activity. A district generally encompasses a city, county, or metropolitan area. In areas of substantial concentration, a divisional vice president, reporting to a RVP, may oversee several districts.

    Collection. Solid waste collection is provided under two primary types of arrangements depending on the customer being served. Commercial and industrial collection services are generally performed under one to three-year service agreements, and fees are determined by such factors as collection frequency, type of collection equipment furnished by USA Waste, type and volume or weight of the waste collected, the distance to the disposal facility, and cost of disposal. Most residential solid waste collection services are performed under contracts with, or franchises granted by, municipalities or regional authorities that have granted USA Waste exclusive rights to service all or a portion of the homes in their respective jurisdictions. Such contracts or franchises usually range in duration from one to five years. Recently, some municipalities have requested bids on their residential collection contracts based on the volume of waste collected. Residential collection fees are either paid by the municipalities from their tax revenues or service charges or are paid directly by the residents receiving the service.

    As part of its services, the Company provides steel containers to most of its commercial and industrial customers to store solid waste. These containers, ranging in size from one to 45 cubic yards, are designed to be lifted mechanically and either emptied into a collection vehicle's compaction hopper or directly into a disposal site in the case of industrial customers. The use of containers enables the Company to service most of its commercial and industrial customers with collection vehicles operated by a single employee.

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

    As of December 31, 1996, USA Waste operated collection operations in approximately 123 locations in 32 states, Canada, Mexico, and Puerto Rico. On an overall basis, Company collection operations deliver approximately 48% of collected waste to landfills owned or operated by the Company. In the remaining markets, the waste collected is delivered to a municipal, county, or privately owned unaffiliated landfill or transfer station.

    Transfer Stations. A transfer station is a facility located near residential and commercial collection routes where solid waste is received from collection vehicles and then transferred to and compacted in large, specially-constructed trailers for transportation to disposal facilities. This consolidation reduces costs by improving utilization of collection personnel and equipment. Fees are generally based on such factors as the type and volume or weight of the waste transferred and the transportation distance to disposal sites. USA Waste owns or operates 61 transfer stations, most of which transfer some or all of the waste received to a landfill owned or operated by the Company.

    Landfills. Municipal solid waste landfills are the primary depository for solid waste in North America, Canada, and Mexico. These disposal facilities are located on land with geological and hydrological properties that limit the possibility of water pollution, and are operated under prescribed procedures.
A landfill must be maintained carefully to meet federal, state, and local regulations. Maintenance includes excavation, continuous spreading and compacting of waste, and covering of waste with earth or other inert material at least once a day. The cost of transporting solid waste to a disposal location places a geographic restriction on solid waste companies. Access to a disposal facility, such as a landfill, is a necessity for all solid waste management companies. While access can be obtained to disposal facilities owned or operated by unaffiliated parties, USA Waste believes that it is generally preferable for collection companies to utilize disposal facilities owned or operated by affiliated parties so that access can be assured on favorable terms. Customers are charged disposal charges or tipping fees based on market factors and the type and volume or weight of solid waste deposited and the type and size of vehicles used in the conveyance of solid waste.

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

    As of December 31, 1996, USA Waste owned and operated 84 non-hazardous solid waste landfills and operated another 17 non-hazardous solid waste landfills. Of the 101 landfills owned or operated by USA Waste, the average remaining life based on remaining permitted capacity and current average daily disposal volumes is approximately 25 years.

    Recycling. In response to the increasing public environmental awareness and expanding federal, state, and local regulations pertaining to waste recycling, USA Waste has developed recycling as a component of its environmentally responsible integrated solid waste management plan. Curbside collection of recyclable materials for residential customers, commercial and industrial collection of recyclable materials, and material recovery/waste reduction facilities are services in which USA Waste has become involved to complement its collection and transfer station operations. Although the Company continues to provide the service of collecting recyclable products, to date the Company has not made material capital investments in material recovery/waste reduction facilities. Additional opportunities for expansion in these areas will continue to be evaluated.

    USA Waste operates curbside recycling programs in connection with its residential collection operations in a number of markets and in association with a number of its transfer stations. Fees are determined by such considerations as market factors, frequency of collection, the type and volume or weight of recycled material, the distance the recycled material must be transported, and the value of the recycled material. Overall, however, USA Waste is not materially affected financially by fluctuations in commodity pricing for recyclable materials.

COMPETITION

    The solid waste industry is highly competitive and requires substantial amounts of capital. The industry is comprised of two large companies, WMX Technologies, Inc. and Browning-Ferris Industries, Inc., a number of mid-sized and small companies, numerous municipalities and other regional or multi-county authorities, and large commercial and industrial companies handling their own waste collection or disposal operations. WMX Technologies, Inc. and Browning-Ferris Industries, Inc. have significantly larger operations and greater financial resources than the Company. Municipalities and counties are often able to offer lower direct charges to the customer for the same service by subsidizing the cost of such services through the use of tax revenues and tax-exempt financing. Generally, however, municipalities do not provide significant commercial and industrial collection or waste disposal.

    The Company competes for landfill business on the basis of tipping fees, geographical location, and quality of operations. The Company's ability to obtain landfill business may be limited by the fact that some major collection companies also own or operate landfills to which they send their waste. The Company competes for collection accounts primarily on the basis of price and the quality of its services. Intense competition is encountered for both quality of service and pricing. From time to time, competitors may reduce the price of their services and accept lower profit margins in an effort to expand or maintain market share or to competitively win bid contracts.

   The Company provides residential collection services under a number of municipal contracts. As is the case in the industry, such contracts come up for competitive bidding periodically and there is no assurance that the Company will be the successful bidder and will be able to retain such contracts. If the Company is unable to replace any contract lost through the competitive bidding process with a comparable contract within a reasonable time period or to use any surplus equipment in other service areas, the earnings of the Company could be adversely affected. However, during 1996, no one commercial customer or municipal contract accounted for more than 5% of the operating revenues of the Company. As the Company continues to grow, the loss of any one contract will have less of an impact on the Company's operations as a whole.

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

PRICING

   Operating costs, disposal costs, and collection fees vary widely throughout the geographic areas in which the Company operates. The prices that the Company charges are determined locally, and typically by the volume or weight, type of waste collected, treatment requirements, risks involved in the handling or disposing of waste, frequency of collections, distance to final disposal sites, and amount and type of equipment furnished to the customer. Under certain contracts, the Company's ability to pass on cost increases is limited. Long-term solid waste collection contracts typically contain a formula, generally based on published price indices, for automatic adjustment of fees to cover increases in some, but not all, operating costs.

EMPLOYEES

   At December 31, 1996, the Company had approximately 9,800 full-time employees, of which approximately 2,300 were employed in clerical, administrative, and sales positions, 235 in management, and the balance in collection, transfer, and disposal operations. Approximately 1,700 of the Company's employees at 37 operating locations are covered by collective bargaining agreements. The Company has not experienced a work stoppage, and management considers its employee relations to be good.

INSURANCE AND FINANCIAL ASSURANCE OBLIGATIONS

   The Company carries a broad range of insurance coverages, which management considers prudent for the protection of the Company's assets and operations. Some of these coverages are subject to varying retentions of risk by the Company. At December 31, 1996, the casualty coverages included $2,000,000 primary commercial general liability and $1,000,000 primary automobile liability supported by $100,000,000 in umbrella insurance protection. The umbrella insurance coverage was increased to $150,000,000 as of January 1, 1997. The property policy provides insurance coverages for all of the Company's real and personal property, including California earthquake perils. The Company also carries $200,000,000 in aircraft liability protection.

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

   To date, the Company has not had any difficulty in obtaining insurance. However, if the Company in the future is unable to obtain adequate insurance, or decides to operate without insurance, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect upon the Company's financial condition or results of operations. Additionally, continued availability of casualty and EIL insurance with sufficient limits at acceptable terms is an important aspect of obtaining revenue-producing waste service contracts.

   Municipal and governmental waste management contracts typically require performance bonds or bank letters of credit to secure performance. In addition, the Company is required to provide financial assurance for closure and post-closure obligations with respect to its landfills. The Company has not experienced difficulty in obtaining performance bonds or letters of credit for its current operations. At December 31, 1996, the Company had provided to municipalities and other customers and various regulatory authorities surety bonds of approximately $184,164,000 and letters of credit of approximately $3,271,000 to secure its obligations, exclusive of letters of credit enhancing industrial revenue bonds of approximately $164,639,000. Continued availability of surety bonds and letters of credit in sufficient amounts at acceptable rates is an important aspect of obtaining additional municipal collection contracts and obtaining or retaining landfill operating permits.

REGULATION

General - Potential Adverse Effect of Government Regulations

    All of the Company's principal business activities are subject to extensive and evolving environmental, health, safety, and transportation laws and regulations at the federal, state, and local levels. These regulations are administered by the EPA in the United States and various other federal, state, and local environmental, zoning, health, and safety agencies in the United States and elsewhere, many of which periodically examine the Company's operations to monitor compliance with such laws and regulations.

    The development, expansion, and operation of landfills and transfer stations are subject to extensive regulations governing siting, design, operations, monitoring, site maintenance, corrective actions, financial assurance, and closure and post-closure obligations. In order to construct, expand, and operate a landfill or transfer station, the Company must obtain and maintain one or more construction or operating permits and licenses and, in certain instances, applicable zoning approvals. Obtaining the necessary permits and approvals in connection with the acquisition, development, or expansion of a landfill or transfer station is difficult, time-consuming (often taking two to three years or more), and expensive, and is frequently opposed by local citizen and/or environmental groups. Once obtained, operating permits are subject to modification and revocation by the issuing agency. Compliance with current and future regulatory requirements may require the Company, as well as others in the waste management industry, from time to time, to make significant capital and operating expenditures.

     In the collection segment of the industry, regulation takes such forms as licensing collection vehicles, health and safety requirements, vehicular weight limitations, and, in certain localities, limitations on weight, area, time, and frequency of collection.

    Federal, state, and local governments have from time to time proposed or adopted other types of laws, regulations, or initiatives with respect to the environmental services industry, including laws, regulations, and initiatives to ban or restrict the international, interstate, or intrastate shipment of wastes, impose higher taxes on out-of-state waste shipments than on in-state shipments, limit the types of wastes that may be disposed of at existing landfills, mandate waste minimization initiatives, require recycling and yard waste composting, reclassify certain categories of non-hazardous waste as hazardous, and regulate disposal facilities as public utilities. Congress has from time to time considered legislation that would enable or facilitate such bans, restrictions, taxes, and regulations, many of which could adversely affect the demand for the Company's services. Similar types of laws, regulations, and initiatives have also from time to time been proposed or adjusted in other jurisdictions in which the Company operates. The effect of these and similar laws could be a reduction of the volume of waste that would otherwise be disposed of in Company landfills. The Company makes a continuing effort to anticipate regulatory, political, and legal developments that might affect operations, but it is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed, or enforced in the future may affect its operations. Such actions could adversely affect the Company's operations or impact the Company's financial condition or earnings for one or more fiscal quarters or years.

    Governmental authorities have the power to enforce compliance with regulations and permit conditions and to obtain injunctions or impose fines in case of violations. During the ordinary course of its operations, the Company may from time to time receive citations or notices from such authorities that a facility is not in full compliance with applicable environmental or health and safety regulations. Upon receipt of such citations or notices, the Company will work with the authorities to address their concerns. Failure to correct the problems to the satisfaction of the authorities could lead to monetary penalties, curtailed operations, jail terms, facility closure, or inability to obtain permits for additional sites.

    As a result of changing government and public attitudes in the area of environmental regulation and enforcement, management anticipates that continually changing requirements in health, safety, and environmental protection laws will require the Company and others engaged in the solid waste management industry to continually modify or replace various facilities and alter methods of operation at costs that may be substantial. Most of the Company's expenditures incurred in the operation of its landfills relate to complying with the requirements of laws concerning the environment. These expenditures relate to facility upgrades, corrective actions, and facility closure and post-closure care. The majority of these expenditures are made in the normal course of the Company's business and neither materially adversely affect the Company's earnings nor place the Company at any competitive disadvantage. The Company has not expended any material amount to remedy the potential impact to the public or the environment. Although the Company, to the best of its knowledge, is currently in compliance in all material respects with all applicable federal, state, and local laws, permits, regulations, and orders affecting its operations, there is no assurance that the Company will not have to expend substantial amounts for such actions in the future.

    The Company expects to grow in part by acquiring existing landfills, transfer stations, and collection operations. Although the Company conducts due diligence investigations of the past waste management practices of the businesses that it acquires, it can have no assurance that, through its investigation, it will identify all potential environmental problems or risks. As a result, the Company may have acquired, or may in the future acquire, landfills that have unknown environmental problems and related liabilities. The Company will be subject to similar risks and uncertainties in connection with the acquisition of closed facilities that had been operated by businesses acquired by the Company. The Company seeks to mitigate the foregoing risks by obtaining environmental representations and indemnities from the sellers of the businesses that it acquires. However, there can be no assurance that the Company will be able to rely on any such indemnities if an environmental liability exists.

Federal Regulation

    The primary U.S. federal statutes affecting the business of the Company are summarized below.

    (1) The Solid Waste Disposal Act ("SWDA"), as amended by the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). The SWDA and its implementing regulations establish a framework for regulating the handling, transportation, treatment, and disposal of hazardous and non-hazardous waste. They also require states to develop programs to insure the safe disposal of solid waste in landfills.

    Subtitle D of RCRA establishes a framework for federal, state, and local government cooperation in controlling the management of non-hazardous solid waste. Under Subtitle D, the EPA has adopted regulations that establish minimum standards for solid waste disposal facilities, which include location standards, hydrogeological investigations, facility design requirements (including liners and leachate collection systems), enhanced operating and control criteria, groundwater and methane gas monitoring, corrective action standards, closure and extended post-closure requirements, and financial assurance standards. These federal regulations must be implemented by the states, although states may impose requirements for landfill sites that are more stringent than the federal Subtitle D standards. The Company could incur significant costs in complying with such regulations; however, the Company does not believe that the costs of complying with such standards will have a material adverse effect on its operations. All of the Company's planned landfill expansions will be engineered to meet or exceed all applicable Subtitle D requirements.

    (2) The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA imposes joint and several liability for the costs of cleanup and for damages to natural resources upon the present and former owners or operators of facilities or sites from which there is a release or threatened release of hazardous substances (former owners and operators are liable only to the extent the release, and sometimes disposal, occurred during their period of ownership). Waste generators and transporters (including a contract carrier who has accepted a hazardous substance for transportation) are also strictly liable. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment.

    Liability under CERCLA is not dependent upon the intentional disposal of "hazardous wastes," as defined under RCRA. It can be founded upon the release or threatened release, even as a result of lawful, unintentional, and non-negligent action, of any one of more than 700 "hazardous substances," including very small quantities of such substances. CERCLA requires the EPA to establish a National Priorities List ("NPL") of sites at which hazardous substances have been or are threatened to be released and which require investigation or cleanup. More than 20% of the sites on the NPL are solid waste landfills that ostensibly never received any regulated "hazardous wastes." Thus, even if the Company's landfills have never received "hazardous wastes" as such, it is likely that one or more hazardous substances have come to be located at its landfills. Because of the extremely broad definition of "hazardous substances," the same is true of other industrial properties with which the Company or its predecessors has been, or with which the Company may become, associated as an owner or operator. Consequently, if there is a release or threatened release of such substances into the environment from a site currently or previously owned or operated by the Company, the Company could be liable under CERCLA for the cost of removing such hazardous substances at the site, remediation of contaminated soil or groundwater, and for damages to natural resources, even if those substances were deposited at the Company's facilities before the Company acquired or operated them. The costs of a CERCLA cleanup can be very substantial. Given the limited amount of environmental impairment liability insurance maintained by the Company, a finding of such liability could have a material adverse impact on the Company's business and financial condition. Although the Company maintains environmental impairment liability insurance in amounts the Company believes are compliant with state and federal requirements, these coverages might be insufficient to cover a significant CERCLA mandated cleanup.

    Although the Company would not be liable under CERCLA for the cleanup of a disposal site containing hazardous wastes transported to such site by the Company so long as the site was selected by the generator of such waste, the Company would be responsible for any hazardous waste during actual transportation. Also, the Company could be liable under CERCLA for off-site environmental contamination caused by the release of pollutants or hazardous substances transported by the Company, or a waste transporter acquired by the Company, where the transporter selected the disposal site. CERCLA imposes liability for certain environmental response measures upon transporters who arranged for the disposal site at which the release or threatened release of hazardous substances occurred. It therefore is common in the solid waste transport business to receive information requests from EPA about transporting activities to third party disposal sites. USA Waste has received potentially responsible party information requests regarding third party disposal sites. The environmental agencies or other potentially responsible parties could assert that USA Waste is liable for environmental response measures arising out of disposal at a site that was selected by USA Waste, a waste transporter acquired by USA Waste, or a waste transporter with whom USA Waste contracted.

    Several bills are presently pending before the U.S. Congress to reauthorize and substantially amend CERCLA. In addition to possible changes in the statute's funding mechanisms and provisions for allocating cleanup responsibility, Congress may also fundamentally alter the statute's provisions governing the selection of appropriate site cleanup remedies. In this regard, new approaches to cleanup, removal, treatment, and remediation of hazardous substance contamination may be adopted which rely on nationally or site-specific risk based standards. These types of policy changes could significantly affect the stringency and extent of site remediation, the types of remediation techniques employed, and the types of hazardous waste management facilities that may be used for the treatment and disposal of hazardous substances. Congress may additionally consider revision of the liability imposed by CERCLA on current owners of property for contamination caused prior to a party's acquisition of the site. This consideration could reduce the remediation obligations of the Company for remediation obligations under CERCLA.

    The EPA's primary way of determining whether a site is to be included on the NPL is the Hazard Ranking System, which evaluates the relative potential for uncontrolled hazardous substances to pose a threat to human health or the environment pursuant to a scoring system based on factors grouped into three factor categories: (1) likelihood of release, (2) waste characteristics, and
(3) targets. As of mid-1996, the EPA had proposed or identified approximately 39,000 sites for preliminary assessment (including approximately 6,500 solid waste landfills). These sites are compiled on the Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) list. The identification of a site on the CERCLIS list indicates only that the site has been brought to the attention of the EPA and does not necessarily mean that an actual health or environmental threat currently exists or has ever existed. Like many of the landfills in the State of Illinois, the Company's Countryside and Leroy Brown landfills were placed on the CERCLIS list. In 1996, the EPA began an effort to reduce the number of sites on the CERCLIS list and recently announced that more than 25,000 sites would be removed from the list.

    The Countryside landfill in Grayslake, Illinois, was proposed for preliminary assessment in 1979 and underwent a preliminary assessment in 1983 and a site inspection in 1986 under the EPA's program. The EPA has not taken any further action with respect to the evaluation of the Countryside landfill since 1986. Based on its review of the wastes deposited at the Countryside landfill, the hydrogeological structure of the site, the facility's design, and a report received by the Company from its independent environmental consultant at the time the Company acquired the landfill, the Company does not believe that the outcome of the EPA's evaluation of the Countryside landfill will result in it being proposed for listing on the NPL or have any material adverse impact on the operation of the landfill.

    The Company's records indicate that in 1977 and 1978, the Leroy Brown landfill in Macomb, Illinois, accepted 40 drums of material that would now be classified as hazardous waste, and a small quantity of hazardous waste was accepted by the landfill between 1987 and 1989. A screening site inspection was performed by the Illinois Environmental Protection Agency ("IEPA") in 1989. That inspection and further testing disclosed the presence of minimal contamination of groundwater beneath the landfill. At this time, neither the EPA nor the IEPA has recommended or required any remedial action, beyond normal closure and post-closure monitoring, on the part of the Company with respect to any hazardous substance present at the disposal facility. However, because of the acceptance of the drums and the limited amount of hazardous waste at the site, the IEPA could demand that the Company obtain a permit for a hazardous waste facility. The process of securing this permit could take several years and could result in significant expenditures. The IEPA could also require the Company to develop and execute a closure and post-closure plan, which is separate and apart from the plan already approved by the IEPA for the non-hazardous landfill. The costs of developing and executing a new closure and post-closure plan are dependent, in part, on the area of the existing site that would be required to be closed and monitored as a hazardous waste facility and are uncertain at this time.

    In November 1993, a subsidiary of the Company acquired Kitsap County Sanitary Landfill, Inc. ("KCSL"), which owns the Olympic View landfill. Landfill operations at the Olympic View landfill began in the 1960s, at which time the site was known as the "Barney White" site. The Barney White site was closed in 1985 after reaching its capacity. A flexible membrane liner was installed in late 1991, as an enhancement to the existing natural soil cap, in order to minimize the production of leachate following detection of a small amount of hazardous materials in groundwater monitoring wells. The Company believes that it can avoid costly remediation through the maintenance of the cap on the old site, the design of an appropriate monitoring program, and the institution of a program of controls at the site, which should prevent harmful leaching.

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

    (3) The Federal Water Pollution Control Act of 1972 (the "Clean Water Act"). The Clean Water Act establishes rules for regulating the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including non-hazardous solid waste disposal sites. Should run-off from the Company's landfills or transfer stations be discharged into surface waters, the Clean Water Act could require the Company to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. The EPA issued additional rules under the Clean Water Act which establish standards for storm water runoff from landfills and which require landfills to obtain storm water discharge permits. In addition, if a Company landfill or transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, if development of a landfill may alter or affect "wetlands," a permit may have to be obtained before such development could commence. This requirement is likely to affect the construction or expansion of many landfill sites. The Clean Water Act provides civil, criminal, and administrative penalties for violations of its provisions.

    (4) The Clean Air Act. The Clean Air Act provides for the federal, state, and local regulation of the emission of air pollutants. The Company's soil remediation facilities are required to obtain air emission permits for operation under these regulations. These regulations also may impose emission limitations and monitoring and reporting requirements on various other operations of the Company, including its landfills and waste collection vehicles. The EPA has construed the Clean Air Act to apply to landfills, which may emit methane gas and other air pollutants. The costs of compliance with Clean Air Act permitting and emission control requirements are not anticipated to have a material adverse effect on the Company.

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

    Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of hazardous and non-hazardous solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Additionally, certain state and local governments have enacted "flow control" regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific disposal sites. In May 1994, the U.S. Supreme Court ruled that a flow control ordinance was unconstitutional. Challenges to other such laws are pending. The outcome of pending litigation and the likelihood that other such laws will be passed and will survive constitutional challenge are uncertain. The U.S. Congress has from time to time and is currently considering legislation authorizing states to adopt such regulations, restrictions, or taxes on the importation of extraterritorial waste, and granting states and local governments authority to enact partial flow control legislation. To date, such Congressional efforts have been unsuccessful. The U.S. Congress' adoption of such legislation allowing for restrictions on importation of extraterritorial waste or certain types of flow control, or the adoption of legislation affecting interstate transportation of waste at the federal or state level, could adversely affect the Company's solid waste management services, including collection, transfer, disposal, and recycling operations, and in particular the Company's ability to expand landfill operations acquired in certain areas.

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

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

    In the normal course of its business, the Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, or other aspects of operating results. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. As noted elsewhere in this report, all phases of the Company's operations are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

    The following discussion outlines certain factors that could affect the Company's consolidated results of operations for 1997 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company:

No Assurance of Successful Management and Maintenance of Growth

    USA Waste has experienced rapid growth, primarily through acquisitions.
USA Waste's future financial results and prospects depend in large part on its ability to successfully manage and improve the operating efficiencies and productivity of these acquired operations. In particular, whether the anticipated benefits of acquired operations are ultimately achieved will depend on a number of factors, including the ability of combined companies to achieve administrative cost savings, rationalization of collection routes, insurance and bonding cost reductions, general economies of scale, and the ability of the Company, generally, to capitalize on its combined asset base and strategic position. Moreover, the ability of USA Waste to continue to grow will depend on a number of factors, including competition from other waste management companies, availability of attractive acquisition opportunities, availability of working capital, ability to maintain margins, and the management of costs in a changing regulatory environment. There can be no assurance that USA Waste will be able to continue to expand and successfully manage its growth.

Acquisition Strategy

    The Company regularly pursues opportunities to expand through acquisitions. The Company plans to continue to seek acquisitions that complement its services, broaden its customer base, and improve its operating efficiencies. The Company's acquisition strategy involves certain potential risks associated with assessing, acquiring, and integrating the operations of acquired companies. Although the Company generally has been successful in implementing its acquisition strategy, there can be no assurance that attractive acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions on satisfactory terms, or that any businesses acquired will prove profitable. Future acquisitions may result in the incurrence of additional indebtedness or the issuance of additional equity securities.

International Expansion

    In 1997, a significant portion of the Company's operations will be conducted in Canada. The Company's operations in foreign countries, including Canada, generally are subject to a number of risks inherent in any business operating in foreign countries, including political, social, and economic instability, exchange rate fluctuations, and governmental regulation, all of which are beyond the control of the Company. In particular, the Company's Canadian operations will be subject to the various environmental, zoning, health, and safety regulations as well as licensing and other requirements. No prediction can be made as to how existing or future foreign governmental regulations in any jurisdiction may affect the Company in particular or the solid waste management industry in general.

Need for Capital; Debt Financing

    The long-term debt of USA Waste, including current maturities, at December 31, 1996, was approximately $1,187,000,000. USA Waste expects to require additional capital from time to time to pursue its acquisition strategy and to fund internal growth. A portion of USA Waste's future capital requirements may be provided through future debt incurrences or issuances of equity securities. There can be no assurance that USA Waste will be able to obtain additional capital through such debt incurrences or issuances of additional equity securities.

Profitability May be Affected by Competition

    The waste management industry is highly competitive and requires substantial capital resources. The industry consists of a few large national waste management companies as well as numerous local and regional companies of varying sizes and financial resources. The two largest national waste management companies have greater financial resources than USA Waste. Competition may be enhanced and profitability may be adversely affected by the increasing national emphasis on recycling, composting, incineration, and other waste reduction programs that could reduce the volume of solid waste collected or deposited in landfills.

Potential Adverse Effect of Government Regulation

    USA Waste's operations are subject to and substantially affected by extensive federal, state, and local laws, regulations, orders, and permits, which govern environmental protection, health and safety, zoning, and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste, or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state, or local agencies. These governmental agencies may seek to impose fines or revoke or deny renewal of operating permits or licenses for violations of various laws, including environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses, or other matters.

Potential Environmental Liability

    USA Waste is subject to liability for environmental damage that its collection operations, transfer stations, and landfills cause or may cause nearby landowners, particularly as a result of the contamination of drinking water sources or soil, including damage resulting from conditions existing prior to the acquisition of such assets or operations. Liability may also arise from any off-site environmental contamination caused by pollutants or hazardous substances under circumstances where transportation, treatment, or disposal was arranged for USA Waste or predecessor owners of operations or assets acquired by USA Waste. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of USA Waste.

Shares Eligible for Future Sale May Adversely Affect Market Price of Stock

    Sales of substantial amounts of USA Waste common stock in the public market could adversely affect the market price of such stock. USA Waste maintains a shelf registration statement for the benefit of certain stockholders relating to 4,000,000 shares of USA Waste common stock. Such shares are immediately saleable in the open market. In addition, USA Waste maintains a shelf registration statement covering approximately 8,810,000 shares of USA Waste common stock at March 15, 1997 that may be issued in acquisitions. In the event the market price of USA Waste stock were adversely affected by such sales, the Company's access to equity capital markets could be adversely affected, and issuances of stock by USA Waste in connection with acquisitions, or otherwise, could dilute earnings per share.

Seasonality

    The Company's operating revenues tend to be somewhat lower in the winter months. This is generally reflected in the Company's first quarter operating results and may also be reflected in its fourth quarter operating results. This is primarily attributed to the fact that (i) the volume of waste relating to construction and demolition activities tends to increase in the spring and summer months and (ii) the volume of waste relating to industrial and residential waste in certain regions where the Company operates tends to decrease during the winter months.

ITEM 2. PROPERTIES.

    The principal property and equipment of the Company consists of land (primarily landfill sites, transfer stations, and bases for collection operations), buildings, and vehicles and equipment. The Company owns or leases real property in most states in which it is doing business. At December 31, 1996, 84 solid waste landfills, aggregating approximately 30,527 total acres, including approximately 8,258 permitted acres, were owned and operated by the Company and 17 landfills, aggregating approximately 2,864 total acres, including approximately 1,559 permitted acres, were operated by the Company or leased from parties not affiliated with the Company.

    The Company leases approximately 85,770 square feet of office space in Houston, Texas, for its executive office under a ten year lease expiring in 2007. The Company owns real estate, buildings, and other physical properties that it employs in substantially all of its solid waste collection operations. The Company also leases a portion of its transfer stations, offices, and garage and shop facilities. For the year ended December 31, 1996, aggregate annual rental payments on real estate leased by the Company was approximately $2,926,000.

    The Company owns approximately 8,100 items of equipment, including waste collection vehicles and related support vehicles, as well as bulldozers, compactors, earth movers, and related heavy equipment and vehicles used in landfill operations. The Company has more than 415,000 steel containers in use, ranging from one to 45 cubic yards, and a number of stationary compactors and self-dumping hoppers.

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

ITEM 3. LEGAL PROCEEDINGS.

    On or about March 8, 1993, an action was filed in the United States District Court for the Western District of Pennsylvania, captioned Option Resource Group, et al. v. Chambers Development Company, Inc., et al., Civil Action No. 93-354. This action was brought by a market maker in options in Chambers stock and two of its general partners and asserts federal securities law and common law claims alleging that Chambers, in publicly disseminated materials, intentionally or negligently misstated its earnings and that Chambers' officers and directors committed mismanagement and breach of fiduciary duties. These plaintiffs allege that, as a result of large amounts of put options traded on the Chicago Board of Options Exchange between March 13 and March 18, 1992, they engaged in offsetting transactions resulting in approximately $2,100,000 in losses. The plaintiffs in Option Resource Group had successfully requested exclusion from a now settled class action of consolidated suits instituted on similar claims ("Class Action") and Option Resource Group is continuing as a separate lawsuit. Plaintiffs filed a motion for summary judgment which is untimely under the court's case management procedures. The court has stayed responses to the motion for summary judgment. In response to discovery on damages, the plaintiffs reduced their damages claim to $433,000 in alleged losses, plus interest and attorneys' fees, for a total
damage claim of $658,000 as of August 21, 1995.   Discovery has been completed
and a trial date has been set for early 1997. The Company intends to continue to vigorously defend against this action. Management of the Company believes the ultimate resolution of such complaint will not have a material adverse effect on the Company's financial position or results of operations.

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

The Company is a party to various other litigation matters arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position and results of operations. In the normal course of its business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings and investigations involving federal, state, or local agencies. To date, the Company has not been required to pay any material fine or had a judgment entered against it for violation of any environmental law. From time to time, the Company also may be subjected to actions brought by citizen's groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. From time to time, the Company is also subject to claims for personal injury or property damage arising out of accidents involving its vehicles.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to the stockholders of USA Waste during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the names and ages, as of March 1, 1997, of the Company's executive officers (as defined by regulations of the Securities and Exchange Commission), the positions they hold with the Company, and summaries of their business experience.

    John E. Drury, age 52, has been Chairman of the Board since June 30, 1995, and Chief Executive Officer and a director of USA Waste since May 27, 1994. From 1991 to May 1994, Mr. Drury served as a Managing Director of Sanders Morris Mundy Inc. ("SMMI"), a Houston based investment banking firm. Mr. Drury served as President and Chief Operating Officer of Browning-Ferris Industries, Inc. ("BFI") from 1982 to 1991, during which time he had chief responsibility for all solid waste operations.

    Rodney R. Proto, age 47, has been President, Chief Operating Officer, and a director since joining USA Waste in August 1996. Prior to joining USA Waste, Mr. Proto was President, Chief Operating Officer, and a director of Sanifill, Inc. since February 1992. Prior to such time, Mr. Proto was employed by BFI for twelve years where he served, among other positions, as President of Browning-Ferris Industries Europe, Inc. from 1987 through 1991 and Chairman of BFI Overseas from 1985 through 1987.

    Donald F. Moorehead, Jr., age 46, has been Vice Chairman of the Board since June 30, 1995, and Chief Development Officer since May 27, 1994. From October 1, 1990 to June 30, 1995, he was also Chairman of the Board, and from October 1, 1990 to May 27, 1994, he was Chief Executive Officer. Mr. Moorehead was Chairman of the Board and Chief Executive Officer of Mid-American Waste Systems, Inc. ("Mid-American") from the inception of Mid-American in December 1985 until August 1990 and continued as a director until February 1991.

    Earl E. DeFrates, age 53, has been Executive Vice President and Chief Financial Officer since May 1994. From October 1990 to April 1995, he was also Secretary. Mr. DeFrates joined USA Waste as Vice President-Finance in October 1990 and was elected Executive Vice President in May 1994. Prior thereto, Mr. DeFrates was employed by Acadiana Energy Inc. (formerly Tatham Oil & Gas, Inc.) serving in various officer capacities including the company's Chief Financial Officer, since 1980.

    Gregory T. Sangalis, age 41, has been Vice President, General Counsel and Secretary since April 4, 1995. Prior to joining USA Waste, Mr. Sangalis was employed by a solid waste subsidiary of WMX Technologies, Inc. ("WMX") serving in various legal capacities since 1986 and including Group Vice President and General Counsel from August 1992 to April 1995. Prior to joining WMX, he was General Counsel of Peavey Company and had been engaged in the private practice of law in Minnesota.

    Bruce E. Snyder, age 41, has been Vice President and Chief Accounting Officer of USA Waste since July 1, 1992. Prior to joining USA Waste, Mr. Snyder was employed by the international accounting firm of Coopers & Lybrand L.L.P., serving there since 1989 as an audit manager. From 1985 to 1989, Mr. Snyder held various financial positions with Price Edwards Henderson & Co., a privately held real estate development and management company in Oklahoma City, Oklahoma, and its affiliated companies, ultimately serving as Senior Vice President.

    Ronald H. Jones, age 46, has been Vice President and Treasurer since joining USA Waste in June 1995. Prior to joining USA Waste, Mr. Jones was employed by Chambers Development Company, Inc. ("Chambers") as Vice President and Treasurer from July 1992 to June 1995, Director, Corporate Development from December 1990 to July 1992, and Assistant Vice President - Finance from July 1989 to December 1990. Prior to joining Chambers, Mr. Jones was a Vice President and Manager of the Cincinnati regional office engaged in corporate and middle market lending with Bank of New York (formerly Irving Trust Company) and with Chase Manhattan Bank.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "UW." The following table sets forth the range of the high and low per share sales prices for the common stock as reported on the NYSE Composite Tape.

                                                    HIGH       LOW
                                                  --------   --------
1995
----
         First Quarter ........................   $  12.50   $  10.00
         Second Quarter .......................      16.63      11.50
         Third Quarter ........................      22.00      14.63
         Fourth Quarter .......................      22.50      17.00

1996
----
         First Quarter ........................   $  25.63   $  17.25
         Second Quarter .......................      32.63      24.00
         Third Quarter ........................      34.13      22.75
         Fourth Quarter .......................      34.25      28.63
1997
----
         First Quarter (through March 25, 1997)   $  38.88   $  28.63

    On March 25, 1997, the closing sale price as reported on the NYSE was $37 3/8 per share. The number of holders of record of Common Stock based on the transfer records of the Company at March 25, 1997, was 3,713.

    The Company has never paid cash dividends on its common stock, and the Company's Board of Directors presently intends to retain any earnings in the foreseeable future for use in the Company's business. Payment of dividends on the common stock is restricted by terms of the Company's revolving credit facility. See Note 5 to the Consolidated Financial Statements of the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

     The Selected Financial Data set forth below include the accounts of the Company and the businesses acquired in transactions accounted for as poolings of interests as if such businesses had been combined since their inception. The accounts of the businesses acquired in transactions accounted for as purchases are included from their respective dates of acquisition.

                                                                       For the Years Ended December 31,
                                                   -----------------------------------------------------------------------
                                                      1996           1995           1994            1993           1992
                                                   -----------    -----------    -----------    -----------    -----------
                                                              (In Thousands, Except Per Share Amounts)
STATEMENT OF OPERATIONS DATA:
Operating revenues                                 $ 1,313,388    $   987,705    $   897,644    $   778,966    $   682,869
                                                   -----------    -----------    -----------    -----------    -----------

Cost and expenses:
    Operating                                          704,917        551,305        520,255        455,282        424,497
    General and administrative                         160,539        140,051        138,819        126,347        130,956
    Depreciation and amortization                      153,168        119,570        112,860         96,861         77,872
    Merger costs                                       120,656         25,639          3,782             --             --
    Unusual items                                       63,800          4,733          8,863          2,672         72,090
                                                   -----------    -----------    -----------    -----------    -----------
                                                     1,203,080        841,298        784,579        681,162        705,415
                                                   -----------    -----------    -----------    -----------    -----------
Income (loss) from operations                          110,308        146,407        113,065         97,804        (22,546)
                                                   -----------    -----------    -----------    -----------    -----------

Other income (expense):
    Shareholder litigation settlement and
         other litigation related costs                     --             --        (79,400)        (5,500)       (10,853)
    Interest expense:
         Nonrecurring interest                              --        (10,994)        (1,254)            --             --
         Other                                         (45,547)       (48,558)       (47,678)       (46,032)       (44,612)
    Interest income                                      5,267          5,482          4,670          4,835          6,840
    Other income, net                                    8,060          5,143          2,570          1,161          2,285
                                                   -----------    -----------    -----------    -----------    -----------
                                                       (32,220)       (48,927)      (121,092)       (45,536)       (46,340)
                                                   -----------    -----------    -----------    -----------    -----------

Income (loss) before income taxes                       78,088         97,480         (8,027)        52,268        (68,886)
Provision for (benefit from) income taxes               45,142         44,992          1,015         24,249        (27,554)
                                                   -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations           $    32,946    $    52,488    $    (9,042)   $    28,019    $   (41,332)
                                                   ===========    ===========    ===========    ===========    ===========

Income (loss) from continuing operations
     per common share                              $      0.24    $      0.46    $     (0.09)   $      0.29    $     (0.47)
                                                   ===========    ===========    ===========    ===========    ===========

Weighted average number of common and
     common equivalent shares outstanding              139,740        113,279        103,422         95,858         88,371
                                                   ===========    ===========    ===========    ===========    ===========

BALANCE SHEET DATA (AT END OF PERIOD):
    Working capital                                $    20,020    $    30,109    $     9,971    $    45,805    $    75,143
    Intangible assets, net                             517,399        262,205        185,066        152,370        104,471
    Total assets                                     2,830,505      1,933,557      1,588,996      1,428,444      1,311,828
    Long-term debt, including current maturities     1,187,000        731,741        688,673        650,331        614,684
    Stockholders' equity                             1,155,276        907,622        560,616        534,989        457,745


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion reviews the Company's operations for the three years ended December 31, 1996, and should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein. The Company has restated its previously issued financial statements for years prior to 1996 to reflect the acquisitions of Western and Sanifill, consummated May 7, 1996 and August 30, 1996, respectively, and accounted for under the pooling of interests method of accounting.

    The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under "Business - Factors Influencing Future Results and Accuracy of Forward-Looking Statements" included in Item 1 of this report.

INTRODUCTION

    The Company provides non-hazardous solid waste management services, consisting of collection, transfer, disposal, recycling, and other miscellaneous services in 36 states, the District of Columbia, Canada, Mexico, and Puerto Rico. Since August 1990, the Company has experienced significant growth principally through the acquisition and integration of solid waste businesses and is now the third largest non-hazardous solid waste company in North America. As of December 31, 1996, the Company owned or operated 123 collection companies, 61 transfer stations, and 101 landfills serving more than 2 million customers.

    The Company's revenues consist primarily of fees charged for its collection and disposal services. Revenues for collection services include fees from residential, commercial, industrial, and municipal collection customers. A portion of these fees are billed in advance; a liability for future service is recorded upon receipt of payment and revenues are recognized as services are provided. Fees for residential services are normally based on the type and frequency of service. Fees for commercial and industrial services are normally based on the type and frequency of service and the volume of solid waste collected.

    The Company's revenues from its landfill operations consist of disposal fees (known as tipping fees) charged to third parties and are normally billed monthly. Tipping fees are based on the volume or weight of solid waste being disposed of at the Company's landfill sites. Fees are charged at transfer stations based on the volume or weight of solid waste deposited, taking into account the Company's cost of loading, transporting, and disposing of the solid waste at a landfill. Intercompany revenues between the Company's collection, transfer, and landfill operations have been eliminated in the consolidated financial statements presented elsewhere herein.

    Operating expenses include direct and indirect labor and the related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, tipping fees paid to third party landfills, property taxes, and accruals for future landfill closure and post-closure costs. Certain direct landfill development expenditures are capitalized and depreciated over the estimated useful life of a site as capacity is consumed, and include acquisition, engineering, upgrading, construction, and permitting costs. All indirect development expenses, such as administrative salaries and general corporate overhead, are expensed in the period incurred.

    General and administrative costs include management salaries, clerical, and administrative costs, professional services, facility rentals, and related insurance costs, as well as costs related to the Company's marketing and sales force.

    The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percent for the various Consolidated Statements of Operations line items.

                                                       Period to Period Increase (Decrease)
                                                  ----------------------------------------------
                                                   For the Years Ended      For the Years Ended
                                                    December 31, 1996        December 31, 1995
                                                        and 1995                  and 1994
                                                  ---------------------    ---------------------
Operating revenues                                $ 325,683       33.0%    $  90,061       10.0%
                                                  ---------                ---------

Costs and expenses:
    Operating                                       153,612       27.9        31,050        6.0
    General and administrative                       20,488       14.6         1,232        0.9
    Depreciation and amortization                    33,598       28.1         6,710        5.9
    Merger costs                                     95,017      370.6        21,857      577.9
    Unusual items                                    59,067    1,248.0        (4,130)     (46.6)
                                                  ---------                ---------
                                                    361,782       43.0        56,719        7.2
                                                  ---------                ---------

Income from operations                              (36,099)     (24.7)       33,342       29.5
                                                  ---------                ---------

Other income (expense):
    Shareholder litigation settlement and other
        litigation related costs                         --         --        79,400      100.0
    Interest expense:
        Nonrecurring interest                        10,994      100.0        (9,740)    (776.7)
        Other                                         3,011        6.2          (880)      (1.8)
    Interest income                                    (215)      (3.9)          812       17.4
    Other income, net                                 2,917       56.7         2,573      100.1
                                                  ---------                ---------
                                                     16,707       34.1        72,165       59.6
                                                  ---------                ---------

Income (loss) before income taxes                   (19,392)     (19.9)      105,507    1,314.4
Provision for income taxes                              150        0.3        43,977    4,332.7
                                                  ---------                ---------
Net income (loss)                                 $ (19,542)     (37.2)    $  61,530      680.5
                                                  =========                =========

    The following table presents, for the periods indicated, the percentage relationship that the various Consolidated Statements of Operations line items bear to operating revenues.

                                                   Years Ended December 31,
                                                  -------------------------
                                                  1996      1995      1994
                                                  -----     -----     -----
Operating revenues:
    Collection                                     52.6%     52.7%     52.6%
    Transfer station                               10.8       9.2      10.0
    Disposal                                       29.0      29.4      28.4
    Other                                           7.6       8.7       9.0
                                                  -----     -----     -----
                                                  100.0     100.0     100.0
                                                  -----     -----     -----
Costs and expenses:
    Operating                                      53.7      55.8      58.0
    General and administrative                     12.2      14.2      15.5
    Depreciation and amortization                  11.7      12.1      12.6
    Merger costs                                    9.2       2.6       0.4
    Unusual items                                   4.8       0.5       1.0
                                                  -----     -----     -----
                                                   91.6      85.2      87.5
                                                  -----     -----     -----

Income from operations                              8.4      14.8      12.5
                                                  -----     -----     -----

Other income (expense):
    Shareholder litigation settlement and other
        litigation related costs                     --        --      (8.8)
    Interest expense:
        Nonrecurring interest                        --      (1.1)     (0.1)
        Other                                      (3.5)     (4.9)     (5.3)
    Interest income                                 0.4       0.6       0.5
    Other income, net                               0.6       0.5       0.2
                                                  -----     -----     -----
                                                   (2.5)     (4.9)    (13.5)
                                                  -----     -----     -----

Income (loss) before income taxes                   5.9       9.9      (1.0)
Provision for income taxes                          3.4       4.6       0.1
                                                  -----     -----     -----
Net income (loss)                                   2.5%      5.3%     (1.1)%
                                                  =====     =====     =====

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1996

Operating Revenues

Operating revenues increased $325,683,000, or 33.0%, in 1996 compared to 1995. This increase is primarily attributable to 1996 acquisitions and the full year effect of 1995 acquisitions which resulted in increased operating revenues of $262,974,000. Internal growth of comparable core businesses resulted in an increase in operating revenues of $80,054,000, representing a 2% price increase and 7% volume increase. These increases were partially offset by a decrease in operating revenues for non-core businesses of $10,049,000 and a decrease in operating revenues related to divestitures of $7,296,000.

Operating revenues increased $90,061,000, or 10.0%, in 1995 compared to 1994. The increase in operating revenues is primarily attributable to the effect of new acquisitions, net of dispositions, which resulted in an increase of $68,960,000. Comparable operations were negatively impacted by contract renegotiations and terminations in the New Jersey area in 1994, which resulted in a decrease in operating revenues of $39,210,000. The remainder of the increase in 1995 of $60,311,000 related to price and volume increases of 2% and 5%, respectively.

Operating Costs and Expenses

Operating costs and expenses increased $153,612,000, or 27.9%, in 1996 compared to 1995, however, have decreased as a percentage of operating revenues from 55.8% in 1995 to 53.7% in 1996. The net increase in operating costs and expenses is primarily attributable to the effect of new acquisitions, net of dispositions, which resulted in an increase of $217,426,000. This increase was offset by a decrease of $14,050,000 related to increased utilization of internal disposal capacity from 44% in 1995 to 48% in 1996, a decrease of $12,410,000 related to reduced operating costs and expenses for existing Chambers operations since the Company's merger with Chambers in June 1995, a decrease of $4,506,000 related to the Company's decision to discontinue certain non-core businesses, and a decrease of $32,848,000 related to improvements in comparable operations primarily as a result of operating synergies realized from tuck-in acquisitions and mergers with Sanifill and Western in August 1996 and May 1996, respectively. These decreases as well as the increase in operating revenues resulting from internal growth resulted in the decrease of operating costs and expenses as a percentage of operating revenues.

Operating costs and expenses increased $31,050,000, or 6.0%, in 1995 compared to 1994, however, decreased as a percentage of operating revenues from 58.0% in 1994 to 55.8% in 1995. The net increase in operating costs and expenses is primarily attributable to the effect of new acquisitions, net of dispositions, which resulted in an increase of $50,090,000. Operating costs and expenses for comparable operations increased slightly by $2,460,000. These increases were offset by a decrease of $21,500,000 related to contract renegotiations and terminations in the New Jersey area in 1994. The increase in operating revenues from internal growth resulted in lower operating costs and expenses as a percentage of operating revenues.

General and Administrative

General and administrative expenses have increased $20,488,000, or 14.6%, in 1996 compared to 1995, and increased $1,232,000, or 0.9%, in 1995 compared to 1994. As a percentage of operating revenues, however, general and administrative expenses decreased from 15.5% in 1994 to 14.2% in 1995 to 12.2% in 1996. The decrease in general and administrative expenses as a percentage of operating revenues is primarily the result of the Company's ability to integrate new business acquisitions without a proportionate increase in general and administrative expenses as well as cost reductions resulting from mergers with Sanifill, Western, and Chambers in August 1996, May 1996, and June 1995, respectively.

Depreciation and Amortization

Depreciation and amortization increased $33,598,000, or 28.1%, in 1996 compared to 1995, and increased $6,710,000, or 5.9%, in 1995 compared to 1994. As a percentage of operating revenues, however, depreciation and amortization decreased from 12.6% in 1994 to 12.1% in 1995 to 11.7% in 1996. The increase in depreciation and amortization is primarily related to acquisitions and upgrades to existing operations. The decrease in depreciation and amortization as a percentage of operating revenues is the result of the Company's improved utilization of equipment through internal volume growth in the collection and disposal operations without a corresponding increase in equipment and facilities.

Merger Costs

In the third quarter of 1996, the Company recognized $82,556,000 of merger costs, of which approximately $80,000,000 related to the acquisition of Sanifill and the remainder related to the acquisition of two landfills and a collection company. The $80,000,000 of merger costs related to Sanifill includes $9,500,000 of transaction costs, $20,000,000 of relocation, severance, and other termination benefits, $13,000,000 of costs relating to integrating operations, and $37,500,000 of disposal of duplicate facilities. In the second quarter of 1996, the Company incurred $35,000,000, $2,700,000, and $400,000 of merger costs related to the acquisitions of Western, Grand Central Sanitation, Inc., and a collection company, respectively. The $35,000,000 of merger costs related to Western include $6,800,000 of transaction costs, $15,000,000 of severance and other termination benefits, and $13,200,000 of costs related to integrating operations. In the second quarter of 1995, the Company incurred $25,073,000 of merger costs related to the Chambers acquisition, including $11,900,000 of transaction costs, $9,473,000 of severance and other termination benefits, and $3,700,000 of costs related to integrating operations. An additional $566,000 of merger costs was incurred in the second quarter of 1995 related to the acquisition of a collection, materials recovery, and transfer station operation.

Unusual Items

In the third quarter of 1996, the Company recognized unusual items of $50,848,000, including $28,900,000 of estimated losses related to the disposition of certain non-core business assets, $15,000,000 of project reserves related to certain Mexico operations, and $6,948,000 of various other terminated projects. In the second quarter of 1996, unusual items include approximately $4,824,000 of retirement benefits associated with Western's pre-merger retirement plan and approximately $8,128,000 of estimated future losses related to municipal solid waste contracts in California as a result of the continuing decline in prices of recyclable materials. In 1995, unusual items represent $2,810,000 of severance and other termination benefits paid to former Chambers employees in connection with its pre-merger reorganization, $1,313,000 of estimated future losses associated with a New Jersey municipal solid waste contract, and $610,000 of shareholder litigation settlement costs.

Income from Operations

Income from operations decreased $36,099,000 in 1996 and increased $33,342,000 in 1995 compared to the respective prior years due to the reasons discussed above. In 1996, 1995, and 1994, the Company incurred certain nonrecurring items reported as unusual items and merger costs. Excluding these nonrecurring items, income from operations as a percentage of operating revenues would be 22.4%, 17.9%, and 14.0% in 1996, 1995, and 1994, respectively. The improvement in recurring operations is the result of economies of scale realized by the Company with respect to recent acquisitions, improved operating margins at Chambers locations since the Chambers merger, dispositions of less profitable businesses, and improvements in comparative operations.

Other Income and Expense

Other income and expense consists of interest expense, interest income, other income, and shareholder litigation settlement costs. Shareholder litigation costs were incurred in 1994 in connection with a settled class action of consolidated suits or similar claims alleging federal securities violations against Chambers, certain of its officers and directors, its former independent auditors, and the underwriters of its securities. Interest expense consists of recurring and nonrecurring interest. Nonrecurring interest of $10,994,000 and $1,254,000 in 1995 and 1994, respectively, consists of various extension fees and other charges related to the refinancing of Chambers senior notes in the second quarter of 1995. Overall, recurring interest expense, gross of amounts capitalized, increased each year due to an increase in the Company's average outstanding debt balance. Capitalized interest was $19,507,000, $12,459,000, and $9,828,000 in 1996, 1995, and 1994, respectively. The increase in capitalized interest is due to increased development activity incurred in connection with disposal sites. The increase in other income in 1996 primarily relates to a gain realized on the sale of certain nonhazardous oil field waste disposal operations in 1996.

Provision for Income Taxes

The Company recorded a provision for income taxes of $45,142,000, $44,992,000, and $1,015,000 in 1996, 1995, and 1994, respectively. The difference in provision for income taxes at the federal statutory rate and the reported amounts relate primarily to nondeductible merger costs and state and local income taxes.

Net Income (Loss)

For reasons discussed above, net income (loss) decreased $19,542,000 in 1996 and increased $61,530,000 in 1995 compared to the respective prior years.

Variation in 1996 Quarterly Results

The Company has grown significantly through acquisitions, including the consummation of two mergers in 1996 with other publicly owned entities as discussed in Note 2 to the consolidated financial statements included elsewhere herein. These mergers were accounted for as poolings of interests and, accordingly, operating results for periods prior to these mergers, including quarterly results, have been restated. Moreover, the Company incurred nonrecurring charges related to these mergers of $35,000,000 in the second quarter and $80,000,000 in the third quarter. In addition, the Company recognized approximately $12,952,000 of unusual items in the second quarter and another $50,848,000 in the third quarter as detailed in Note 11 to the consolidated financial statements included elsewhere herein.

The merger costs and unusual items (and the results of the tax effects of such charges) have significantly affected the quarterly trend analysis of the Company's operating results for 1996. A comparison of the reported quarterly earnings (loss) per share for 1996 compared to pro forma earnings per share, which exclude such merger costs and unusual items and reflect income taxes at a 40% effective tax rate, are as follows:

                                    As Reported         Pro forma
                                    -----------         ---------
      First quarter                    $0.21              $0.21
      Second quarter                  ($0.01)             $0.28
      Third quarter                   ($0.27)             $0.32
      Fourth quarter                   $0.32              $0.32

The Company's business strategy is to continue to grow through acquisitions. Consequently, future quarterly results could be impacted by additional merger costs and related expenses associated with such merger and acquisition activity.

Liquidity and Capital Resources

The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements basically stem from (i) its working capital needs for its ongoing operations, (ii) capital expenditures for cell construction and expansion of its landfill sites, as well as new trucks and equipment for its collection operations, and (iii) business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds and secondly from various financing sources available to the Company, including the incurrence of debt and the issuance of its common stock. It is further part of the Company's strategy to minimize working capital while maintaining available commitments under bank credit agreements to fund any capital needs in excess of internally generated cash flow.

As of December 31, 1996, the Company had working capital of $20,020,000 (a ratio of current assets to current liabilities of 1.06:1) and a cash balance of $23,511,000, which compares to working capital of $30,109,000 (a ratio of current assets to current liabilities of 1.15:1) and a cash balance of $21,058,000 as of December 31, 1995. For the year ended December 31, 1996, net cash from operating activities was approximately $205,158,000 and net cash from financing activities was approximately $374,709,000. These funds were used primarily to fund investments in other businesses of $281,158,000 and for capital expenditures of approximately $348,354,000.

The Company's capital expenditure and working capital requirements have increased, reflecting the Company's business strategy of growth through acquisitions and development projects. The Company intends to finance its 1997 capital expenditures through internally generated cash flow and amounts available under its revolving credit facility.

On August 30, 1996, in connection with the Sanifill Merger, the Company replaced its $750,000,000 senior revolving credit facility with a $1,200,000,000 senior revolving credit facility ("Credit Facility") and retired amounts under Sanifill's credit facility. The Credit Facility was used to refinance existing bank loans and letters of credit and to fund additional acquisitions and working capital. The Credit Facility was available for standby letters of credit of up to $400,000,000. Loans under the Credit Facility bore interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread set at 0.30% per annum, or an applicable interest rate of 5.87% per annum at December 31, 1996). The Credit Facility required a facility fee not to exceed 0.375% per annum on the entire available Credit Facility (facility fee set at 0.15% per annum at December 31, 1996). The Credit Facility contained financial covenants with respect to interest rate coverage and debt capitalization ratios. The Credit Facility also contained limitations on dividends, additional indebtedness, liens, and asset sales. Principal reductions were not required over the five-year term of the Credit Facility. On March 5, 1997, the Credit Facility was replaced with a $1,600,000,000 senior revolving credit facility with the same general terms, covenants, and limitations, which is available for standby letters of credit of up to $500,000,000.

On February 7, 1997, the Company issued $535,275,000 of 4% convertible subordinated notes, due on February 1, 2002 ("Notes Offering"). Interest is payable semi-annually in February and August. The notes are convertible into shares of the Company's common stock at a conversion price of $43.56 per share. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined. The notes are redeemable after February 1, 2000 at the option of the Company at 101.6% of the principal amount, declining to 100.8% of the principal amount on February 1, 2001 and thereafter until maturity, plus accrued interest. Deferred offering costs of approximately $14,000,000 were incurred and are being amortized ratably over the life of the notes. The proceeds were used to repay debt under the Company's Credit Facility and for general corporate purposes.

On February 7, 1997, concurrent with the Notes Offering, the Company completed a public offering of 11,500,000 shares of its common stock, priced at $35.125 per share. The net proceeds of approximately $387,438,000 were primarily used to repay debt under the Company's Credit Facility and for general corporate purposes.

On March 12, 1997, the Company acquired all of the Canadian solid waste subsidiaries of Allied Waste Industries, Inc., representing 41 collection businesses, seven landfills, and eight transfer stations in the provinces of Alberta, British Columbia, Manitoba, Ontario, Quebec, and Saskatchewan, for approximately $518,000,000 in cash. In connection with the transaction, the Company's Canadian subsidiary borrowed $350,000,000, as evidenced by a promissory note bearing interest at Banker's Acceptance plus 0.45%.

The Company currently intends to repay the $350,000,000 Canadian borrowings with proceeds from its domestic credit facility prior to June 30, 1997. Reducing the availability for this anticipated use, the Company has approximately $824,000,000 available for additional cash borrowings under its credit facility as of March 27, 1997.

On January 21, 1997, the Company executed a definitive agreement to acquire substantially all of the assets of Mid-American Waste Systems, Inc. ("Mid-American") for approximately $201,000,000, consisting primarily of cash and a limited amount of debt assumption. The assets to be acquired include eleven collection businesses, eleven landfills, six transfer stations, and three recycling centers. The acquisition has been approved by the Bankruptcy Court and is expected to close during the second quarter of 1996.

On March 21, 1997, a Canadian subsidiary of the Company and WMX Technologies, Inc.'s Waste Management unit ("WMX") jointly executed a letter of intent whereby the Canadian subsidiary will acquire the majority of WMX's Canadian solid waste businesses for approximately $186,000,000, including $124,000,000 in cash and $62,000,000 in Company common stock. The assets to be acquired include 13 collection businesses, one landfill, and three transfer stations in the provinces of Alberta, British Columbia, Ontario, and Quebec, which generate approximately $124,000,000 in annualized operating revenues. The acquisition, which is expected to close by May 31, 1997, is subject to regulatory approval and final negotiation and execution of a definitive sales agreement.

The Company intends to fund the cash portions of the Mid-American and WMX Canadian acquisitions from its existing credit facility.

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

Environmental Matters

The Company also has material financial commitments for the costs associated with its future closure and post-closure obligations with respect to the landfills it operates or for which it is otherwise responsible. The Company bases accruals for these commitments on periodic management reviews, typically performed at least annually, based on input from its engineers and interpretations of current regulatory requirements and proposed regulatory changes. The accrual for closure and post-closure costs includes final capping and cover for the site, methane gas control, leachate management and ground water monitoring, and other operational and maintenance costs to be incurred after each site discontinues accepting waste.

The Company has estimated that the aggregate final closure and post-closure costs will be approximately $273,159,000. As of December 31, 1996 and 1995, the Company had recorded liabilities of $117,762,000 and $98,066,000, respectively, for closure and post-closure costs of disposal facilities. The difference between the closure and post-closure costs accrued at December 31, 1996, and the total estimated final closure and post-closure costs to be incurred will be accrued and charged to expense as airspace is consumed such that the total estimated final closure and post-closure to be incurred will be fully accrued for each landfill at the time the site stops accepting waste and is closed. The Company also expects to incur approximately $658,121,000 related to future capping activities during the remaining operating lives of the disposal sites, which are also being expensed over the useful lives of the disposal sites as airspace is consumed.

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

Seasonality and Inflation

The Company's operating revenues tend to be somewhat lower in the winter months. This is generally reflected in the Company's first quarter operating results and may also be reflected in its fourth quarter operating results. This is primarily attributable to the fact that (i) the volume of waste relating to construction and demolition activities tends to increase in the spring and summer months and (ii) the volume of waste relating to industrial and residential waste in certain regions where the Company operates tends to decrease during the winter months.

The Company believes that inflation and changing prices have not had, and are not expected to have, any material adverse effect on the results of operations in the near future.

New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supercedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully-diluted earnings per share. SFAS No. 128 is effective for the Company in 1997. The following pro forma earnings
(loss) per common share information assumes SFAS No. 128 was adopted in 1994 (in thousands, except per share amounts):

                                                           1996          1995          1994
                                                           ----          ----          ----
    Reported:

         Earnings (loss) per common share              $      0.24   $      0.46   $     (0.09)

         Weighted average number of common and
          common equivalent shares outstanding             139,740       113,279       103,422


    Pro forma:

         Basic earnings (loss) per common share        $      0.25   $      0.48   $     (0.09)

         Basic weighted average shares outstanding         133,892       109,623       100,296

         Diluted earnings (loss) per common share      $      0.24   $      0.46   $     (0.09)

         Diluted weighted average shares outstanding       139,740       113,279       103,422

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS


                                                                                               Page
                                                                                               ----
(1)  Consolidated Financial Statements:

    Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . .   25

    Consolidated Balance Sheets as of
            December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

    Consolidated Statements of Operations for the
            Years Ended December 31, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . .   27

    Consolidated Statements of Stockholders' Equity for the
            Years Ended December 31, 1996, 1995, and 1994   . . . . . . . . . . . . . . . . .   28

    Consolidated Statements of Cash Flows for the
            Years Ended December 31, 1996, 1995, and 1994   . . . . . . . . . . . . . . . . .   30

    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .   32

(2) Consolidated Financial Statement Schedules:

    All financial statement schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS





The Board of Directors and Stockholders of USA Waste Services, Inc.:

We have audited the accompanying consolidated balance sheets of USA Waste Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Waste Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                               COOPERS & LYBRAND L.L.P.

Houston, Texas
March 21, 1997

                            USA WASTE SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Par Value Amounts)

                                                                                 December 31,
                                                                          --------------------------
                                                                             1996            1995
                                                                          -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                              $    23,511    $    21,058
   Accounts receivable, net of allowance for doubtful
     accounts of $14,426 and $7,730, respectively                             210,038        136,247
   Notes and other receivables                                                 25,579         15,704
   Deferred income taxes                                                       39,714         20,101
   Prepaid expenses and other                                                  41,139         33,026
                                                                          -----------    -----------
     Total current assets                                                     339,981        226,136

Notes and other receivables                                                    49,059         19,907
Property and equipment, net                                                 1,810,251      1,319,199
Excess of cost over net assets of acquired businesses, net                    433,913        206,638
Other intangible assets, net                                                   83,486         55,567
Deferred income taxes                                                              --         19,023
Other assets                                                                  113,815         87,087
                                                                          -----------    -----------
     Total assets                                                         $ 2,830,505    $ 1,933,557
                                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $    94,900    $    64,437
   Accrued liabilities                                                        172,916         67,198
   Deferred revenues                                                           23,450         10,876
   Current maturities of long-term debt                                        28,695         53,516
                                                                          -----------    -----------
     Total current liabilities                                                319,961        196,027


Long-term debt, less current maturities                                     1,158,305        678,225
Deferred income taxes                                                           8,786             --
Closure, post-closure, and other liabilities                                  188,177        151,683
                                                                          -----------    -----------
     Total liabilities                                                      1,675,229      1,025,935
                                                                          -----------    -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value;
      10,000,000 shares authorized; none issued                                    --             --
   Common stock, $.01 par value;
      300,000,000 shares authorized;
      139,609,250 and 124,019,297 shares issued, respectively                   1,396          1,240
   Additional paid-in capital                                               1,255,856      1,041,573
   Accumulated deficit                                                        (85,649)      (118,595)
   Foreign currency translation adjustment                                    (15,843)       (14,777)
   Less treasury stock at cost, 23,485 and 138,810 shares, respectively          (484)        (1,819)
                                                                          -----------    -----------
      Total stockholders' equity                                            1,155,276        907,622
                                                                          -----------    -----------
      Total liabilities and stockholders' equity                          $ 2,830,505    $ 1,933,557
                                                                          ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            USA WASTE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                          Years Ended December 31,
                                                 -----------------------------------------
                                                    1996           1995            1994
                                                 -----------    -----------    -----------
Operating revenues                               $ 1,313,388    $   987,705    $   897,644
                                                 -----------    -----------    -----------

Costs and expenses:
   Operating                                         704,917        551,305        520,255
   General and administrative                        160,539        140,051        138,819
   Depreciation and amortization                     153,168        119,570        112,860
   Merger costs                                      120,656         25,639          3,782
   Unusual items                                      63,800          4,733          8,863
                                                 -----------    -----------    -----------
                                                   1,203,080        841,298        784,579
                                                 -----------    -----------    -----------

Income from operations                               110,308        146,407        113,065
                                                 -----------    -----------    -----------

Other income (expense):
   Shareholder litigation settlement
     and other litigation related costs                   --             --        (79,400)
   Interest expense:
     Nonrecurring interest                                --        (10,994)        (1,254)
     Other                                           (45,547)       (48,558)       (47,678)
   Interest income                                     5,267          5,482          4,670
   Other income, net                                   8,060          5,143          2,570
                                                 -----------    -----------    -----------
                                                     (32,220)       (48,927)      (121,092)
                                                 -----------    -----------    -----------

Income (loss) before income taxes                     78,088         97,480         (8,027)
Provision for income taxes                            45,142         44,992          1,015
                                                 -----------    -----------    -----------
Net income (loss)                                     32,946         52,488         (9,042)
Preferred dividends                                       --             --            565
                                                 -----------    -----------    -----------
Income (loss) available to common stockholders   $    32,946    $    52,488    $    (9,607)
                                                 ===========    ===========    ===========

Earnings (loss) per common share                 $      0.24    $      0.46    $     (0.09)
                                                 ===========    ===========    ===========

Weighted average number of common and
     common equivalent shares outstanding            139,740        113,279        103,422
                                                 ===========    ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                            USA WASTE SERVICES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                                                                           Foreign
                                                                            Additional                     Currency
                                               Preferred       Common         Paid-in      Accumulated    Translation     Treasury
                                                 Stock          Stock         Capital        Deficit      Adjustment       Stock
                                              -----------    -----------    -----------    -----------    -----------   -----------
Balance, January 1, 1994                      $        14    $       965    $   688,199    $  (151,331)   $        --   $    (2,858)


   Common stock options exercised                      --              3          3,486             --             --            --
   Common stock warrants exercised                     --              3            148             --             --            --
   Common stock issued to qualified defined
      contribution plan                                --              8          5,277             --             --            --
   Common stock issued in acquisitions                 --             26         27,799             --             --            --
   Common stock issued from treasury upon
       exercise of stock options                       --             --           (597)            --             --           897
   Common stock issued for preferred
       stock dividends                                 --              1          1,390           (565)            --            --
   Conversion of preferred stock into
       common stock                                   (14)            19             (5)            --             --            --
   Adjustment for contingent consideration
      under guaranteed value commitments               --             --          3,703             --             --            --
   Foreign currency translation adjustment             --             --             --             --         (7,354)           --
   Other                                               --              2            442             --             --            --
   Net loss                                            --             --             --         (9,042)            --            --
                                              -----------    -----------    -----------    -----------    -----------   -----------

Balance, December 31, 1994                             --          1,027        729,842       (160,938)        (7,354)       (1,961)

   Common stock options exercised                      --              3          2,822             --             --            --
   Common stock warrants exercised                     --              9          3,692             --             --            --
   Common stock issued to qualified defined
      contribution plan                                --              4          3,529             --             --            --
   Common stock issued in acquisitions
      and development projects                         --             71         80,001             --             --            --
   Common stock issued from treasury
     upon exercise of stock options                    --             --            (89)            --             --           142
   Common stock issued for conversion of
      subordinated debentures                          --             37         46,704             --             --            --
   Common stock issued in public offerings             --             99        180,513             --             --            --
   Elimination of investment in Western
      common stock                                     --            (10)       (11,358)            --             --            --
   Change in Western fiscal year                       --             --             --         (8,865)            --            --
   Adjustment for contingent consideration
      under guaranteed value commitments               --             --          5,340             --             --            --
   Foreign currency translation adjustment             --             --             --             --         (7,423)           --
   Transactions of pooled companies                    --             --             --         (1,280)            --            --
   Other                                               --             --            577             --             --            --
   Net income                                          --             --             --         52,488             --            --
                                              -----------    -----------    -----------    -----------    -----------    ----------

Balance, December 31, 1995                    $        --    $     1,240    $ 1,041,573    $  (118,595)   $   (14,777)   $   (1,819)



                                                                      Continued

                            USA WASTE SERVICES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued
                                 (In Thousands)

                                                                                                          Foreign
                                                                               Additional                 Currency
                                                     Preferred     Common       Paid-in     Accumulated  Translation     Treasury
                                                       Stock        Stock       Capital       Deficit    Adjustment       Stock
                                                    -----------  -----------  -----------   -----------  -----------   -----------
Balance, December 31, 1995                          $        --  $     1,240  $ 1,041,573   $  (118,595) $   (14,777)  $    (1,819)

   Common stock options exercised                            --           20       21,654            --           --            --
   Common stock warrants exercised                           --            5        3,700            --           --            --
   Common stock issued to qualified defined
      contribution plan                                      --            3          473            --           --            --
   Common stock issued in purchase acquisitions
      and development projects                               --           47      118,263            --           --            --
   Common stock issued for acquisitions accounted
     for as poolings of interests                            --           42        6,302            --           --            --
   Common stock returned for acquisition
      settlement                                             --           --           --            --           --          (751)
   Common stock issued for investment in company             --            4        1,588            --           --            --
   Common stock issued from treasury upon
     exercise of stock options                               --           --         (481)           --           --         1,698
   Common stock issued from treasury upon
     exercise of stock warrants                              --           --         (119)           --           --           388
   Common stock issued for conversion of
     subordinated debentures                                 --           35       59,590            --           --            --
   Restricted common stock, net of forfeitures               --           --        2,204            --           --            --
   Foreign currency translation adjustment                   --           --           --            --       (1,066)           --
   Other                                                     --           --        1,109            --           --            --
   Net income                                                --           --           --        32,946           --            --
                                                    -----------   ----------   ----------    ----------   ----------   -----------

Balance, December 31, 1996                          $        --   $    1,396    1,255,856       (85,649)     (15,843)         (484)
                                                    ===========   ==========   ==========    ==========   ==========   ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                            USA WASTE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                   Years Ended December 31,
                                                             -----------------------------------
                                                               1996         1995          1994
                                                             ---------    ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                         $  32,946    $  52,488    $  (9,042)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                           153,168      119,570      112,860
       Deferred income taxes                                     2,903       12,358      (26,039)
       Net gain on disposal of property and equipment           (5,110)      (1,259)      (1,172)
       Effect of nonrecurring charges                           61,144           --           --
       Change in assets and liabilities, net of effects of
              acquisitions and divestitures:
                 Accounts receivable and other receivables     (76,371)     (11,833)     (19,575)
                 Prepaid expenses and other                     (5,388)      (2,199)      (1,090)
                 Other assets                                    8,697       (3,532)      (5,989)
                 Accounts payable and accrued liabilities       61,154      (10,761)       8,600
                 Accrued shareholder litigation settlement          --      (85,300)      85,300
                 Deferred revenues and other liabilities       (26,804)       4,543        7,207
                 Other, net                                     (1,181)      (1,773)         (23)
                                                             ---------    ---------    ---------
Net cash provided by operating activities                      205,158       72,302      151,037
                                                             ---------    ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                       (348,354)    (229,497)    (186,979)
   Acquisitions of businesses, net of cash acquired           (281,158)     (89,968)     (40,480)
   Proceeds from sale of property and equipment                 77,223        9,701       19,860
   Loans and advances to others                                (18,399)     (19,660)      (7,504)
   Collection of loans and advances to others                   15,010        4,880        1,785
   Change in restricted funds                                  (21,851)       7,388       11,354
   Proceeds from sale of investments                                --        1,200        1,200
   Other                                                            --         (612)        (590)
                                                             ---------    ---------    ---------
Net cash used in investing activities                         (577,529)    (316,568)    (201,354)
                                                             ---------    ---------    ---------




                                                                      continued

                            USA WASTE SERVICES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                 (In Thousands)

                                                                              Years Ended December 31,
                                                                      -----------------------------------------
                                                                         1996           1995           1994
                                                                      -----------    -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                           $ 1,263,880    $   503,123    $   149,644
   Principal payments on long-term debt                                  (913,767)      (454,893)      (131,567)
   Net proceeds from issuance of common stock                                  --        185,927          7,241
   Proceeds from exercise of common stock options                          22,891          1,964            492
   Proceeds from exercise of common stock warrants                          3,974          3,701            151
   Elimination of investment in Western                                        --        (12,569)            --
   Other                                                                   (2,269)        (1,718)        (1,481)
                                                                      -----------    -----------    -----------
Net cash provided by financing activities                                 374,709        225,535         24,480
                                                                      -----------    -----------    -----------

Effect of exchange rate changes on cash and cash equivalents                  115           (178)           (84)
                                                                      -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents                            2,453        (18,909)       (25,921)
Cash and cash equivalents at beginning of year                             21,058         39,967         65,888
                                                                      -----------    -----------    -----------
Cash and cash equivalents at end of year                              $    23,511    $    21,058    $    39,967
                                                                      ===========    ===========    ===========

Supplemental cash flow information:
   Cash paid during the year for:
     Interest                                                         $    62,223    $    59,206    $    48,030
     Income taxes                                                          27,374         41,210         26,294

   Non-cash investing and financing activities:
     Acquisitions of property and equipment through capital leases    $        --    $     7,600    $     6,808
     Note receivable from sale of property and equipment                   27,800             --             --
     Conversion of subordinated debentures to common stock                 60,000         49,000             --
     Issuance of common stock for preferred stock dividends                    --             --          1,390
     Acquisitions of businesses and development projects:
        Liabilities incurred or assumed                                   326,493         25,332         11,028
        Common stock issued                                               124,655         71,243         27,825




  The accompanying notes are an integral part of these consolidated financial statements.

                            USA WASTE SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business -- USA Waste Services, Inc. and subsidiaries (the "Company") is engaged in the non-hazardous solid waste management business and provides solid waste management services, consisting of collection, transfer, disposal, recycling, and other miscellaneous services to municipal, commercial, industrial, and residential customers. The Company conducts operations through subsidiaries in multiple locations throughout the United States, primarily, and in Canada, Puerto Rico, and Mexico.

Principles of consolidation -- The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all material intercompany balances and transactions. Investments in affiliated companies in which the Company owns 50% or less are accounted for under the equity method or cost method of accounting, as appropriate.

Use of estimates -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents -- Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less.

Restricted funds held by trustees -- Restricted funds held by trustees of $49,618,000 and $31,716,000 at December 31, 1996 and 1995, respectively, are included in other assets and consist principally of funds deposited in connection with landfill closure and post-closure obligations, insurance escrow deposits, and amounts held for landfill construction arising from industrial revenue financings. Amounts are principally invested in fixed income securities of federal, state, and local governmental entities and financial institutions. The Company considers its landfill closure, post- closure, and construction escrow investments to be held to maturity. At December 31, 1996, the aggregate fair value of these investments approximates their amortized costs and substantially all of these investments mature within one year. The Company's insurance escrow funds are invested in pooled investment accounts that hold debt and equity securities and are considered to be available for sale. The market value of those pooled accounts approximates their aggregate cost at December 31, 1996.

Concentrations of credit risk -- Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the trade credit risk. No single group or customer represents greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs in-depth credit evaluations for commercial and industrial customers and performs ongoing credit evaluations of its customers' financial condition but generally does not require collateral to support accounts receivable. The Company maintains an allowance for doubtful accounts for potential credit losses.

Interest rate swap agreements -- The Company uses interest rate swap agreements to minimize the impact of interest rate fluctuations on floating interest rate long-term borrowings. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense.

Property and equipment -- Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in results of operations. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives are five to thirty-five years for buildings and improvements, three to twelve years for vehicles and machinery and equipment, three to twelve years for containers, and three to ten years for furniture and fixtures.

Disposal sites are stated at cost and amortized ratably using the units-of-production method as airspace is consumed. Disposal site costs include expenditures for acquisitions of land and related airspace, engineering and permitting costs, direct site improvement costs, and capitalized interest. During the years ended December 31, 1996, 1995, and 1994, interest costs were $65,054,000, $72,011,000, and $58,760,000, respectively, of which $19,507,000,
$12,459,000, and $9,828,000 were capitalized, respectively, with respect to landfills and facilities under construction.

Excess of cost over net assets of acquired businesses -- The excess of cost over net assets of acquired businesses is amortized on a straight-line basis over 40 years commencing on the dates of the respective acquisitions. Accumulated amortization was $27,429,000 and $19,619,000 at December 31, 1996 and 1995, respectively.

Accounting for business combinations -- The Company assesses each acquisition to determine whether the pooling of interests or the purchase method of accounting is appropriate. For those acquisitions accounted for under the pooling of interests method, the financial statements of the acquired company are combined with those of the Company at their historical amounts, and, if material, all periods presented are restated as if the combination occurred on the first day of the earliest year presented. For those acquisitions accounted for using the purchase method of accounting, the Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary when information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies for each acquisition, but generally does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees, and preacquisition tax matters are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined.

Other intangible assets -- Other intangible assets consist primarily of customer lists, covenants not to compete, licenses, permits, and start-up costs. Other intangible assets are recorded at cost and amortized on a straight-line basis over three to forty years. Accumulated amortization was $66,057,000 and $55,762,000 at December 31, 1996 and 1995, respectively.

Long-lived assets -- Long-lived assets consist primarily of excess of cost over net assets of acquired businesses and disposal sites. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses and based upon projections there is a likelihood that such operating losses will continue, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value.

Closure, post-closure, and other liabilities -- The Company has material financial commitments for the costs associated with its future obligations for final closure and post-closure of landfills it operates or for which it is otherwise responsible. While the precise amount of these future costs cannot be determined with certainty, the Company has estimated that the aggregate final closure and post-closure costs for all sites owned or operated as of December 31, 1996 will be approximately $273,159,000. As of December 31, 1996 and 1995, the Company has accrued $117,762,000 and $98,066,000, respectively, for final closure and post-closure costs of disposal facilities. The difference between the final closure and post-closure costs accrued as of December 31, 1996 and the total estimated final closure and post-closure costs to be incurred will be accrued and charged to expense as airspace is consumed such that the total estimated final closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. The Company also expects to incur an estimated $658,121,000 related to future capping activities during the remaining operating lives of these disposal sites. These costs are also being charged to expense over the useful lives of the disposal sites as airspace is consumed.

The Company bases its estimates for these accruals on management's reviews, typically performed not less than annually, including input from its engineers and accountants and interpretations of current requirements and proposed regulatory changes. The closure and post-closure requirements are established under the standards of the U.S. Environmental Protection Agency's Subtitle D regulations as implemented and applied on a state-by-state basis. Final closure and post-closure accruals consider estimates for the final cap and cover for the site, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure. For disposal sites that were previously operated by others, the Company assessed and recorded a final closure and post-closure liability at the time the Company assumed closure responsibility based upon the estimated total closure and post-closure costs and the percentage of airspace utilized as of such date. Thereafter, the difference between the final closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred is accrued and charged to expense as airspace is consumed.

Income taxes -- Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred income tax expense represents the change during the period in the deferred income tax assets and deferred income tax liabilities. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Foreign currency translation -- The functional currency of the Company's international operations is the local currency. Adjustments resulting from the translation of financial information are reflected as a separate component of stockholders' equity.

Revenue recognition -- The Company recognizes revenues as services are provided. Amounts billed and collected prior to services being performed are included in deferred revenues.

Earnings per common share -- Earnings per common share computations are based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options and warrants using the treasury stock method.

Reclassifications -- Certain previously reported amounts have been reclassified to conform to the 1996 presentation.

New accounting pronouncement -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supercedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully-diluted earnings per share. SFAS No. 128 is effective for the Company in 1997. The following pro forma earnings per common share information assumes SFAS No. 128 was adopted in 1994 (in thousands, except per share amounts):

                                                     1996          1995          1994
                                                  -----------   -----------   -----------
    Basic earnings per common share               $      0.25   $      0.48   $     (0.09)

    Basic weighted average shares outstanding         133,892       109,623       100,296

    Diluted earnings per common share             $      0.24   $      0.46   $     (0.09)

    Diluted weighted average shares outstanding       139,740       113,279       103,422

2.  BUSINESS COMBINATIONS

1996 Pooling of Interests Acquisitions

On August 30, 1996, the Company consummated a merger agreement with Sanifill, Inc. ("Sanifill") accounted for as a pooling of interests (the "Sanifill Merger") and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Sanifill for all periods presented. Under the terms of the Sanifill Merger, the Company issued
1.70 shares of its common stock for each share of Sanifill outstanding common stock. The Sanifill Merger increased the Company's outstanding shares of common stock by approximately 43,414,000 shares and the Company assumed Sanifill's options and warrants equivalent to approximately 4,361,000 underlying shares of Company common stock. In the third quarter of 1996, the Company incurred approximately $80,000,000 in merger related costs associated with the Sanifill Merger, of which approximately $24,280,000 is remaining in accrued liabilities at December 31, 1996. The $80,000,000 of merger costs includes $9,500,000 of transaction costs, $20,000,000 of relocation, severance, and other termination benefits, $13,000,000 of costs relating to integrating operations, and $37,500,000 of disposal of duplicate facilities. The results of operations for Sanifill prior to consummation of the merger for the restated periods are as follows (in thousands):

                              Six Months Ended
                                June 30, 1996     Years Ended December 31,
                                -------------     -----------------------
                                 (unaudited)         1995         1994
                                 ----------       ----------   ----------
    Operating revenues           $  181,406       $  256,705   $  192,479
    Net income                       18,964           27,913       19,233

On May 15, 1996, the Company consummated a merger agreement with Grand Central Sanitation, Inc. and related companies ("Grand Central"), accounted for as a pooling of interests, pursuant to which the Company issued 2,067,605 shares of its common stock in exchange for all outstanding shares of Grand Central. The Company has restated its previously issued consolidated financial statements for the three months ended March 31, 1996 to include the accounts and operations of Grand Central, which had operating revenues and net income of $8,455,000 and $1,538,000, respectively, during that period. Periods prior to 1996 were not restated as combined results are not materially different from results as presented. Related to this merger, the Company incurred $2,700,000 of merger costs in the second quarter of 1996.

On May 7, 1996, the Company consummated a merger agreement with Western Waste Industries ("Western") accounted for as a pooling of interests (the "Western Merger") and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Western for all periods presented. Under the terms of the Western Merger, the Company issued
1.50 shares of its common stock for each share of Western outstanding common stock. Prior to the Western Merger, the Company owned approximately 4.1% of Western's outstanding shares (634,900 common shares), which were canceled on the Western Merger's effective date. The Western Merger increased the Company's outstanding shares of common stock by approximately 22,028,000 shares and the Company assumed options under Western's stock option plans equivalent to approximately 5,200,000 underlying Company shares of common stock. In the second quarter of 1996, the Company incurred approximately $35,000,000 in merger related costs associated with the Western Merger and approximately $4,800,000 in benefits related to Western's pre-merger retirement program. The $35,000,000 of merger costs include $6,800,000 of transaction costs, $15,000,000 of severance and other termination benefits, and $13,200,000 of costs related to integrating operations.

In connection with the Western Merger, Western changed its fiscal year end from June 30 to December 31 to conform with the Company's year end. Western's operating results for the six months ended June 30, 1995, were included in the consolidated statements of operations for both of the years ended December 31, 1995 and 1994. The following is a consolidated summary of operations for Western for the six months ended June 30, 1995 (in thousands):

         Operating revenues                    $136,123
         Net income                               8,865

The consolidated financial statements for 1994 have not been restated for the change in Western's fiscal year. The consolidated financial statements for 1994 include Western for the year ended June 30, 1995. The results of operations for Western prior to consummation of the merger for the restated periods are as follows (in thousands):

                                    Three Months Ended
                                      March 31, 1996    Years Ended December 31,
                                      --------------    -----------------------
                                       (unaudited)        1995           1994
                                                        --------      ---------
         Operating revenues              $68,441        $273,901       $270,941
         Net income                        4,703          17,021         17,089

On May 31, 1996, July 19, 1996, and August 30, 1996, the Company consummated mergers accounted for as poolings of interests, pursuant to which the Company issued 900,001, 475,330, and 648,318 shares of its common stock, respectively, in exchange for all outstanding shares of the acquired companies. Periods prior to consummation of the mergers were not restated to include the accounts and operations of the acquired companies as combined results are not materially different from the results as presented.

1995 Pooling of Interests Acquisitions

On June 30, 1995, the Company consummated a merger agreement with Chambers Development Company, Inc. ("Chambers") accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Chambers for all periods presented. Under the terms of the merger agreement, approximately 27,800,000 shares of the Company's common stock were issued in exchange for all outstanding shares of Chambers common stock and Class A common stock. Related to this merger, the Company incurred $25,073,000 in merger costs in the second quarter of 1995, which includes $11,900,000 of transaction costs, $9,473,000 of severance and other termination benefits, and $3,700,000 of costs related to integrating operations. The results of operations for Chambers prior to consummation of the merger for the restated periods are as follows (in thousands):

                                    Three Months Ended
                                      March 31, 1995
                                      --------------          Year Ended
                                       (unaudited)        December 31, 1994
                                                          -----------------
         Operating revenues                $54,734             $257,989
         Net loss                           (5,269)             (90,244)

On May 31, 1995, the Company consummated a merger agreement with Metropolitan Disposal and Recycling Corporation, Energy Reclamation, Inc., and EE Equipment, Inc. (collectively "MDC") accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of MDC for all periods presented. Under the terms of the merger agreement, approximately 1,900,000 shares of the Company's common stock were issued in exchange for all outstanding shares of MDC common stock. Related to this merger, the Company incurred $566,000 in merger costs in the second quarter of 1995. The results of operations for MDC prior to consummation of the merger for the restated periods are as follows (in thousands):

                                    Three Months Ended
                                      March 31, 1995
                                      --------------          Year Ended
                                       (unaudited)        December 31, 1994
                                                          -----------------
         Operating revenues               $5,256               $19,654
         Net income                          458                   401

On August 11, 1995 and November 13, 1995, the Company consummated mergers accounted for as poolings of interests, pursuant to which the Company issued 800,000 and 1,787,502 shares of its common stock, respectively, in exchange for all outstanding shares of the acquired companies. Periods prior to consummation of these mergers were not restated to include the accounts and operations of the acquired companies as combined results are not materially different from the results as presented.

1994 Pooling of Interests Acquisition

On May 27, 1994, the Company consummated a merger agreement with Envirofil, Inc. ("Envirofil") accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Envirofil for all periods presented. Under the terms of the merger agreement, approximately 9,700,000 shares of the Company's common stock were issued in exchange for all outstanding shares of Envirofil common stock. Related to this acquisition, the Company incurred $3,782,000 in merger costs in the second quarter of 1994.

1996 and 1995 Purchase Acquisitions

During 1996 and 1995, the Company consummated several acquisitions that were accounted for under the purchase method of accounting. Results of operations of companies that were acquired and subject to purchase accounting are included from the dates of such acquisitions. The total costs of acquisitions accounted for under the purchase method were $480,805,000 and $167,095,000 in 1996 and 1995, respectively. The excess of the aggregate purchase price over the fair value of net assets acquired in 1996 and 1995 was approximately $229,074,000 and $70,751,000, respectively.

In addition, the Company has agreed in connection with certain transactions, to pay additional amounts to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes, or the issuance of permits for expanded landfill airspace. Although the amount and timing of any payments of additional contingent consideration necessarily depend on whether and when these goals are met, the maximum aggregate amount of contingent consideration potentially payable if all payment goals are met is $72,075,000, of which $19,075,000 relates to revenue and volume targets and $53,000,000 relates to permit expansions. The contingent consideration is payable in cash or, in some instances, in cash or stock, at the Company's option. In addition, the Company has agreed in connection with certain acquisitions to provide royalties based on revenues generated at the applicable disposal site to sellers of waste disposal businesses. The foregoing quantification of contingent consideration does not include such royalty payments.

The unaudited pro forma information set forth below assumes 1996 and 1995 acquisitions accounted for as purchases occurred at the beginning of 1995. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                                Years Ended December 31,
                                             -----------------------------
                                                1996               1995
                                             ----------         ----------
          Operating revenues                 $1,469,136         $1,378,099
          Net income                             49,174             82,326
          Earnings per common share                0.35               0.68

3. DIVESTITURES

In August 1996, the Company sold its five nonhazardous oil field waste transfer stations and, in December 1996, the Company sold its six nonhazardous oil field waste treatment facilities. Total consideration for the combined sale of the nonhazardous oil field waste business consisted of $70,500,000 in cash, $27,800,000 in the form of a five year note bearing interest at a rate of 7.5%, and 2,000 warrants for the purchase of the buyer's stock. These transactions resulted in a gain of $22,080,000, of which $18,280,000 is to be recognized over the term of the note receivable. At December 31, 1996, the deferred gain and note receivable were approximately $17,400,000 and $26,410,000, respectively.

On December 31, 1993, Chambers sold its two transfer stations in Morris County, New Jersey, to the Morris County Municipal Utilities Authority ("MCMUA") for $9,500,000 in cash, which resulted in a deferred gain of $3,950,000. Simultaneous with entering into the agreement for the sale of these transfer stations, Chambers and the MCMUA amended their operating and disposal service agreement, pursuant to which Chambers operates the transfer stations and provides waste disposal services, reducing the rates charged for such services in 1994 and 1995. As a result of the interrelationship of the sale of the transfer stations and the operating and disposal service agreement, the gain on sale was deferred and recognized in 1994 as services were provided. As part of the agreement of sale, the Company has continued to operate the transfer stations and provide waste disposal services.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                                December 31,
                                                                         --------------------------
                                                                            1996           1995
                                                                         -----------    -----------
       Disposal sites, including costs incurred for expansion projects
            in process of $47,260 and $70,954, respectively              $ 1,450,398    $ 1,020,388
       Vehicles                                                              327,605        220,754
       Machinery and equipment                                               143,034        153,703
       Containers                                                            175,482        133,994
       Buildings and improvements                                            142,460        108,081
       Furniture and fixtures                                                 35,597         29,261
       Land                                                                  108,562         93,866
                                                                         -----------    -----------
                                                                           2,383,138      1,760,047
       Less accumulated depreciation and amortization                       (572,887)      (440,848)
                                                                         -----------    -----------
                                                                         $ 1,810,251    $ 1,319,199
                                                                         ===========    ===========

Depreciation and amortization of property and equipment was $133,763,000, $101,826,000, and $93,678,000 for the years ended December 31, 1996, 1995, and
1994, respectively.

5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                   December 31,
                                                                             -----------------------
                                                                                1996         1995
                                                                             ----------   ----------
       Credit facility:
          Revolving credit facility                                          $  637,000   $   51,613
          Term loan facility                                                         --      215,835
       Sanifill credit facility                                                      --       58,000
       Western credit facility                                                       --       41,000
       Senior notes, maturing in varying annual installments
            through June 2005, interest ranging from 7.29% to 8.44%             107,500      109,416
       Convertible subordinated debentures, interest at 5%                      115,000           --
       Convertible subordinated debentures, interest at 7 1/2%                       --       58,213
       Subordinated debt, maturing in varying monthly installments
            through January 2008, interest ranging from 7.25% to 10%              5,589        7,493
       Industrial revenue bonds, principal payable in annual installments, maturing in 1996-2009, variable interest rates (3.76% to 3.92%
            at December 31, 1996), enhanced by letters of credit                164,639      130,374
       Other                                                                    157,272       59,797
                                                                             ----------   ----------
                                                                              1,187,000      731,741
       Less current maturities                                                   28,695       53,516
                                                                             ----------   ----------
                                                                             $1,158,305   $  678,225
                                                                             ==========   ==========

The aggregate estimated payments, including scheduled minimum maturities, of long-term obligations outstanding at December 31, 1996 for the five years ending December 31, 1997 through 2001 are: 1997 -- $28,695; 1998 -- $28,393;
1999 - - $143,725; 2000 -- $34,537; and 2001 -- $752,223.

On May 7, 1996, in connection with the Western Merger, the Company replaced its existing credit facility with a $750,000,000 senior revolving credit facility and retired amounts outstanding under Western's credit facility. The credit facility was used to refinance existing bank loans and letters of credit, to fund additional acquisitions, and for working capital. The credit facility was available for standby letters of credit of up to $300,000,000. Loans under the credit facility bore interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread initially set at 0.405% per annum). The credit facility required a facility fee not to exceed 0.375% per annum on the entire available credit facility (facility fee initially set at 0.22% per annum).

On August 30, 1996, in connection with the Sanifill Merger, the Company replaced the $750,000,000 senior revolving credit facility with a $1,200,000,000 senior revolving credit facility ("Credit Facility") and retired amounts under Sanifill's credit facility. The Credit Facility was used to refinance existing bank loans and letters of credit and to fund additional acquisitions and working capital. The Credit Facility was available for standby letters of credit of up to $400,000,000. Loans under the Credit Facility bore interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread set at 0.30% per annum, or an applicable interest rate of 5.87% per annum at December 31, 1996). The Credit Facility required a facility fee not to exceed 0.375% per annum on the entire available Credit Facility (facility fee set at 0.15% per annum at December 31, 1996).
The Credit Facility contained financial covenants with respect to interest coverage and debt capitalization ratios. The Credit Facility also contained limitations on dividends, additional indebtedness, liens, and asset sales. Principal reductions were not required during the five-year term of the Credit Facility. On March 5, 1997, the Credit Facility was replaced with a $1,600,000,000 senior revolving credit facility with the same general terms, covenants, and limitations, which is available for standby letters of credit of up to $500,000,000.

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

In May 1991, Sanifill issued $60,000,000 of 7 1/2% convertible subordinated debentures due on June 1, 2006. Interest was payable semiannually in June and December. The debentures were convertible into shares of the Company's common stock at a conversion price of $16.95 per share. The debentures were subordinated in right of payment to all existing and future senior indebtedness, as defined. The debentures were redeemable after June 1, 1994 at the option of the Company at 105.25% of the principal amount, declining annually to par on June 1, 2001, plus accrued interest. Deferred offering costs of approximately $2,600,000 were incurred and were being amortized ratably over the life of the debentures. On March 18, 1996, Sanifill called for redemption all of its $60,000,000 of 7 1/2% convertible subordinated debentures due June 1, 2006 at redemption price of 104.5% of their face amount plus accrued interest from December 1, 1995 to, and including, the redemption date of April 17, 1996. Alternatively, holders of these debentures were allowed to convert their debentures into common stock at any time prior to the close of business on April 10, 1996, at a conversion price equal to $16.95 per share. Holders electing to convert received 34.7 shares of Sanifill's common stock for each $1,000 principal amount of debentures surrendered. The $60,000,000 of debentures were ultimately converted to approximately 3,570,000 shares of Company common stock. Deferred offering costs of approximately $1,700,000 were recorded as a reduction to additional paid-in-capital.

During 1996, the Company guaranteed specific obligations of two unconsolidated affiliates totaling approximately $25,000,000. The Company is of the opinion that these unconsolidated affiliates will be able to perform under their respective obligations and that no payments will be required and, due to the Company's ability to assume a senior debt position no losses will be incurred under such guarantees.

On October 6, 1995, the Company completed a public offering of 6,345,625 shares of its common stock, priced at $19.625 per share. The net proceeds of approximately $118,000,000 were primarily used for the repayment of debt. Approximately 75% of the proceeds were applied to the Company's credit facility and the remainder was utilized for expansion through acquisitions.

In September 1992, the Company issued $49,000,000 of 8 1/2% convertible subordinated debentures due October 15, 2002, with interest payable semi-annually. The debentures were convertible into the Company's common stock at any time on or before maturity, unless previously redeemed, at $13.25 per share, subject to adjustment in certain events. The Company had an option to redeem the debentures, in whole or in part, at any time on or after October 15, 1995, at an original redemption price of 105.67% of the principal amount, declining to par over the term of the debentures. Between November 3, 1995 and December 1, 1995, the Company converted the remaining balance of the debentures of approximately $42,300,000 into approximately 3,193,000 shares of the Company's common stock. The unamortized premium of $1,983,000 as of December 1, 1995, was recorded as a reduction to additional paid-in capital. Earlier in 1995, approximately $6,700,000 of debentures had been converted into approximately 505,000 shares of the Company's common stock.

If the aforementioned public offering and subordinated debenture conversion transactions, which occurred in October 1995 and November 1995, respectively, had occurred on January 1, 1995, earnings per common share would have increased by $0.03 for the year ended December 31, 1995 due to a reduction in interest expense resulting from the retirement of long-term debt. Weighted average number of common and common equivalent shares outstanding would have been 121,275,000.

As of December 31, 1995, the Company had borrowed $267,448,000 under its $550,000,000 financing agreement, which consisted of a $300,000,000 five-year revolving credit and letter of credit facility and a $250,000,000 term loan facility. Revolving credit loans under the credit facility were limited to $180,000,000 at December 31, 1995, less the amount of any future industrial revenue bonds enhanced by letters of credit under the credit facility. Loans bore interest at the Eurodollar rate or the prime rate, plus a spread not to exceed 1.75% per annum (the applicable interest rate at December 31, 1995 was 7.31%). The credit facility was also used for letters of credit purposes with variable fees from 0.5% to 1.75% per annum (1.5% at December 31, 1995) charged on amounts issued. A commitment fee of up to 0.5% was required on the unused portion of the credit facility.

In August 1995, the Company entered into a three year interest rate swap agreement whereby the Company fixed a maximum interest rate on $125,000,000 of its credit facility. The interest rate was a fixed annual rate of approximately 5.9% plus the applicable spread over the Eurodollar rate (not to exceed 1.75% per annum) as determined under the Credit Facility (6.20% at December 31, 1996).

As of December 31, 1995, Sanifill had borrowed $58,000,000 under its $225,000,000 credit facility, had $127,200,000 available under its credit facility, and had utilized $39,800,000 of its credit facility for letters of credit relating to landfill closure and post-closure obligations and securing industrial revenue bonds and insurance contracts. Sanifill's credit facility was paid off on August 30, 1996. The revolving credit facility provided for a revolving credit period expiring on November 30, 1997, at which time it was to convert to a term facility with a final maturity date of November 30, 2001. Availability under this credit facility was tied to the Company's cash flow and liquidity. Advances bore interest, at Sanifill's option, at the prime rate or London Interbank Offered Rate ("LIBOR"), in each case, plus a margin which was calculated quarterly based upon Sanifill's ratio of indebtedness to cash flow, or, in an amount not to exceed $100,000,000, at a rate negotiated between Sanifill and certain banks party to the revolving credit facility (6.84% at December 31, 1995). Under the terms of the credit facility, Sanifill was required to maintain certain financial covenants regarding net worth, coverage ratios, and additional indebtedness.

Western's credit facility consisted of a revolving line of credit and permitted borrowings up to $100,000,000. At Western's option, borrowings under the credit facility bore interest at the bank's prime rate and/or at LIBOR plus 0.75% to 2% per annum, depending upon certain financial ratios of Western (6.69% at December 31, 1995). A commitment fee of 0.375% per annum was required on the unused portion of the credit facility. Western's credit facility was paid off on May 7, 1996. Under the terms of the credit facility, Western was subject to various debt covenants including maintenance of certain financial ratios, and in addition, was limited in the amount of cash dividends it could pay.

The senior notes outstanding at December 31, 1996 are unsecured and require the Company to maintain certain financial covenants regarding net worth, coverage ratios, and additional indebtedness. The first principal payment was made July 30, 1996. Deferred offering costs of approximately $700,000 were incurred and are being amortized ratably over the life of the senior notes.

The Company, Sanifill, and Western have completed several tax exempt industrial revenue bond issues totaling $164,639,000 at December 31, 1996, with maturities ranging up to 25 years. Certain of the bonds are subject to annual sinking fund redemptions and proceeds of the issues are restricted to fund certain assets of the projects. Substantially all of the bonds are supported by irrevocable letters of credit and bear interest at floating rates (3.76% to 3.92% at December 31, 1996) with rates reset weekly by a remarketing agent. An interest rate swap agreement with approximately three years remaining at December 31, 1996 has fixed the rate at 6.29% on $24,000,000 of these bonds.

Other long-term debt at December 31, 1996 and 1995 consists of miscellaneous notes payable and obligations under capital leases. Other long-term debt at December 31, 1996 also includes $83,475,000 payable to the former owners of a landfill and collection operation acquired by the Company in December 1996. This amount was paid in January 1997 through additional borrowings under the Credit Facility.

Chambers incurred nonrecurring interest expense of $10,994,000 and $1,254,000 in 1995 and 1994, respectively, as a result of amendments to its credit facility and senior notes in November 1994. Chambers proratably accrued the extension fees, the expected refinancing premium, and other charges incurred upon consummation of its merger with the Company.

Letters of credit have been provided to the Company supporting industrial revenue bonds, performance of landfill closure and post-closure requirements, insurance contracts, and other contracts. Letters of credit outstanding at December 31, 1996 aggregated $277,994,000.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, restricted funds held by trustees, trade accounts receivable, trade accounts payable, and financial instruments included in notes and other receivables and other assets approximate their fair values principally because of the short-term maturities of these instruments.

The fair values of the Company's debt maturing within one year and the Credit Facility approximate the carrying values due to the nature of the instruments involved. The senior notes and subordinated debt do not have readily available market values; however, the carrying values are considered to approximate their respective fair values based on valuation techniques that consider cash flows discounted at current market rates.

The 5% convertible subordinated debentures had a quoted securities exchange market value of 100% of the $115,000,000 face value of such securities as of December 31, 1996.

The fair value of the $125,000,000 interest rate swap approximates the carrying value due to the interest rate swap's relatively short remaining maturity of approximately two years and the differential between its fixed rate of 6.20% at December 31, 1996 compared to the related Credit Facility's variable rate of 5.87% at December 31, 1996.

The fair values of the industrial revenue bonds approximate the carrying values as the interest rates on the bonds are reset weekly based on the credit quality of the letters of credit which collateralize the bonds. The fair value of the related $24,000,000 interest rate swap approximates the carrying value due to the interest rate swap's relatively short remaining maturity of approximately three years and the differential between its fixed rate of 6.29% compared to the average interest rate of the related industrial revenue bonds of 3.84%.

In the normal course of business, the Company has letters of credit, performance bonds, insurance policies, and other guarantees that are not reflected in the accompanying consolidated balance sheets. In the past, no significant claims have been made against these financial instruments. Management believes that the likelihood of performance under these financial instruments is minimal and expects no material losses to occur in connection with these financial instruments.

7. PREFERRED STOCK

The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation), and limitations. The Company currently has no issued or outstanding preferred stock.

8. COMMON STOCK OPTIONS AND WARRANTS

In accordance with the Company's 1990 Stock Option Plan (the "1990 Plan"), options to purchase 900,000 shares of the Company's common stock may be granted to officers, directors, and key employees. In accordance with the Company's 1993 Stock Option Incentive Plan, as amended (the "1993 Plan"), options to purchase 6,500,000 shares of the Company's common stock may be granted to officers, directors, and key employees. Options are granted under both the 1990 Plan and the 1993 Plan at an exercise price which equals or exceeds the fair market value of the common stock on the date of grant, with various vesting periods, and expire up to ten years from the date of grant. No options are available for future grant under the 1990 Plan.

In May 1996, the Company adopted the 1996 Stock Option Plan for Non-Employee Directors ("1996 Directors Plan") to offer its directors who are not officers, full-time employees, or consultants of the Company an annual grant of 10,000 options on each January 1. In accordance with the 1996 Directors Plan, options to purchase up to 400,000 shares of the Company's common stock may be granted, with five year vesting periods, and expiration dates ten years from the date of grant. Options may be granted at an exercise price which equals fair market value of the common stock on the date of grant.

In accordance with the Envirofil Employees' 1993 Stock Option Plan (the "1993 Envirofil Plan"), options could be granted to purchase 600,000 shares of the Company's common stock. The 1993 Envirofil Plan terminates in January 2003. Options were granted under the 1993 Envirofil Plan at an exercise price which equaled or exceeded the fair market value of the common stock at the date of grant, with various vesting periods, and expiration dates up to ten years from date of grant. As a result of the merger, all unexpired and unexercised options under the 1993 Envirofil Plan converted to options to purchase shares of the Company's common stock, as adjusted, subject to the same terms and conditions as provided under the 1993 Envirofil Plan. No additional options may be issued under such plan.

Chambers had two plans under which stock options for the purchase of its Class A common stock could be granted: the 1993 Stock Incentive Plan (the "1993 Chambers Plan") and the 1991 Stock Option Plan for Non-Employee Directors (the "Chambers Directors' Plan"). The maximum number of shares of Chambers Class A common stock available for grant under the 1993 Chambers Plan in each calendar year was equal to one percent of the total number of outstanding shares of Chambers Class A common stock as of the beginning of the year plus any shares then reserved but not subject to grant under Chambers' terminated 1988 Stock Option Plan (the "1988 Chambers Plan"). Any unused shares available for grant in any calendar year were carried forward and available for award in succeeding calendar years. Under the terms of the 1993 Chambers Plan, options were granted at fair market value on the date of grant, but in no event were options granted at less than the stock's par value, with various vesting periods, and expiration dates up to ten years from date of grant.

Under the Chambers Directors' Plan, options could be granted to purchase 150,000 shares of Chambers Class A common stock. The Chambers Directors' Plan stipulates that each person serving as a director and who was not employed by Chambers was automatically granted options for the purchase of 2,000 shares of Chambers Class A common stock on the third business day following each annual stockholders' meeting. In addition, each nonemployee director at the effective date of the plan was granted options to purchase 2,000 shares of Chambers Class A common stock for each year previously served on Chambers' Board of Directors. As a result of the merger, all unexpired and unexercised options under the 1993 Chambers Plan, the 1988 Chambers Plan, and the Chambers Directors' Plan converted to options to purchase shares of the Company's common stock, as adjusted, subject to the same terms and conditions as provided under the Chambers Plans. No additional options may be issued under such plans.

Western maintained three stock option plans ("Western Plans"), the 1992 Stock Option Plan ("1992 Western Plan"), the Incentive Stock Option Plan, and the Non-Qualified Stock Option Plan, which allowed key employees and directors of Western the right to purchase shares of its common stock. Options granted under the 1992 Western Plan were designated as incentive or non-qualified in nature, at the discretion of the Compensation Committee of Western's Board of Directors, though only employees were eligible to receive incentive stock options. Western had reserved 2,000,000 shares of its common stock under each of the Western Plans. Options were granted under the Western Plans at an exercise price which equaled or exceeded the fair market value on the date of grant. Options were generally exercisable in installments beginning one year after the grant date. As a result of the Western Merger, all unexpired and unexercised options under the Western Plans converted to options to purchase shares of the Company's common stock, as adjusted, subject to the same terms and conditions as provided under the Western Plans. No additional options may be issued under such plans.

Sanifill maintained an incentive compensation plan (the "Incentive Plan") which allowed for the ability to grant non-qualified options, restricted stock, deferred stock, incentive stock options, stock appreciation rights, and other long-term incentive awards. Under the Incentive Plan, stock options were typically granted at fair market value on the date of grant. The number of shares available for issuance under the Incentive Plan was limited to 14% of the number of outstanding shares of Sanifill's common stock at that time less shares outstanding under the Incentive Plan and the Company's previously utilized stock option plan (the "Stock Option Plan"). The Incentive Plan did not provide for the granting of options to non-employee directors. The Stock Option Plan provided for options of up to 382,500 of the authorized shares to be granted to non-employee directors. In March 1994 and May 1995, Sanifill granted 190,155 and 26,095 shares of restricted stock, respectively, to certain key executives under the Incentive Plan, which were to vest at the end of eight years or upon the achievement of certain financial objectives, if sooner. During 1996, these financial objectives were met and all restricted shares were vested. Sanifill incurred compensation expense of $2,204,000, $312,000, and $234,000 in 1996, 1995, and 1994, respectively, related to restricted stock.
As a result of the Sanifill Merger, all unexpired and unexercised options under the plans converted to options to purchase shares of the Company's common stock, as adjusted, subject to the same terms and conditions as provided under such plans. No additional options may be issued under such plans.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123. SFAS No. 123 prescribes a fair value based method of determining compensation expense related to stock-based awards granted to employees. The recognition provisions of SFAS No. 123 are optional; however, entities electing not to adopt the recognition provisions of SFAS No. 123 are required, beginning in 1996, to make disclosures of pro forma net income and earnings per share as if the recognition provisions of SFAS No. 123 had been applied as of January 1, 1995, as well as disclosures regarding assumptions utilized in determining the pro forma amounts. The Company did not adopt the recognition provisions of SFAS No. 123, however, required disclosures are included below.

Stock options granted by the Company in 1996 and 1995 have ten year terms. Stock options granted by Chambers and Western became fully vested upon consummation of the related mergers. Stock options granted by Sanifill continue to vest under varying vesting periods ranging from immediate vesting to four years following the date of grant. The Company has issued warrants expiring through 2002 for the purchase of shares of its common stock in connection with private placements of debt and equity securities, acquisitions of businesses, bank borrowings, reorganizations, and certain employment agreements. The following table summarizes common stock options and warrants transactions related to employees or Company directors under all of the aforementioned plans for 1996, 1995, and 1994 (in thousands):

                                            Options and  Weighted Average   Option Price
                                             Warrants     Exercise Price       Range
                                            -----------  ----------------   ------------
       Outstanding at January 1, 1994         10,426
            Granted                            2,781
            Exercised                         (1,083)                      $0.55 - $14.67
            Forfeited                           (274)
                                              ------
       Outstanding at December 31, 1994       11,850     $    8.63
            Granted                            4,005         18.16
            Exercised                         (1,250)         5.17
            Forfeited                           (118)        29.62
                                              ------
       Outstanding at December 31, 1995       14,487         11.58
            Granted                            5,937         24.60
            Exercised                         (2,385)        10.87
          Forfeited                              (46)        16.53
                                              ------
       Outstanding at December 31, 1996       17,993         16.11
                                              ======

       Exercisable at December 31, 1995        7,892     $   10.12
       Exercisable at December 31, 1996        9,137         11.14

The common stock options outstanding at December 31, 1996 include 9,457,000 common stock options granted by Chambers, Western, and Sanifill, of which 7,189,000 are exercisable. The Company holds 23,485 shares of its common stock in treasury as of December 31, 1996 for future distribution upon exercise of options under the plans.

The weighted average fair value of common stock options and warrants granted to employees or Company directors during 1996 and 1995 were $8.47 and $5.53, respectively. The fair value of each common stock option or warrant granted to employees or Company directors by the Company during 1996 and 1995 is estimated utilizing the Black-Scholes option-pricing model. For USA Waste, the following weighted average assumptions were used: dividend yield of 0%, risk-free interest rates vary for each grant and range from 5.22% to 6.9%, expected life of four years for all grants, and stock price volatility of approximately 31% for all grants. For Chambers, Western, and Sanifill, the following weighted average assumptions were used: dividend yield of 0%, risk-free interest rates vary for each grant and range from 5.06% to 7.67%, expected life of two or three years for all grants, and a stock price volatility ranging from 16.5% to 25% for all grants.

Stock options and warrants outstanding and exercisable related to employees or Company directors at December 31, 1996 were as follows (in thousands):

                                               Outstanding                             Exercisable
                               -------------------------------------------      -------------------------
                                        Weighted Average  Weighted Average               Weighted Average
                               Options   Exercise Price    Remaining Term       Options   Exercise Price
                               -------  ----------------  ----------------      -------  ----------------
       $2.25 to $10.00           5,148   $       6.87        4.95 years          4,871     $       6.84
       $10.01 to $20.00          6,247          14.11        7.49 years          3,225            13.31
       $20.01 to $30.88          6,598          25.23        9.19 years          1,041            24.56
       ----------------         ------   ------------        ----------          -----     ------------
       $2.25 to $30.88          17,993   $      16.11        7.39 years          9,137     $      11.14
                                ======                                           =====


The following table summarizes transactions involving common stock warrants related to nonemployees for 1996, 1995, and 1994 (in thousands):

                                            Options and  Weighted Average   Option Price
                                             Warrants     Exercise Price       Range
                                            -----------  ----------------   ------------
       Outstanding at January 1, 1994          724

            Granted                             60
            Exercised                         (472)                        $0.55 - $8.80
            Forfeited                           --
                                              ----
       Outstanding at December 31, 1994        312       $   9.33
            Granted                            230          11.61
            Exercised                         (415)          9.03
            Forfeited                           --             --
                                              ----
       Outstanding at December 31, 1995        127          10.65
            Granted                            528          25.46
            Exercised                          (81)          9.15
            Forfeited                          (21)         10.50
                                              ----
       Outstanding at December 31, 1996        553          19.52
                                              ====
       Exercisable at December 31, 1995         75       $  10.58
       Exercisable at December 31, 1996        222          15.37

The weighted average fair value of common stock warrants granted to nonemployees during 1996 and 1995 were $10.37 and $4.27, respectively. The fair value of each common stock warrant granted to employees or Company directors by the Company during 1996 and 1995 is estimated utilizing the Black-Scholes option-pricing model. For USA Waste, the following weighted average assumptions were used: dividend yield of 0%, risk-free interest rates vary for each grant and range from 5.06% to 7.67%, expected life of five years for all grants, and a stock price volatility of approximately 31% for all grants. For Chambers, Western, and Sanifill, the following weighted average assumptions were used: dividend yield of 0%, risk-free interest rate of 7.15% for all grants, expected life of five years for all grants, and a stock price volatility of 16.5% for all grants.

If the Company applied the recognition provisions of SFAS No. 123, the Company's net income and earnings per common share for 1996 and 1995 would approximate the pro forma amounts shown below (in thousands, except per share amounts):

                                                     Years ended December 31,
                                                     ------------------------
                                                      1996              1995
                                                     -------          -------
       SFAS No. 123 charge, net of income taxes      $11,260          $ 2,371
       Net income                                     21,686           50,117
       Earnings per common share                        0.16             0.44

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

9.  EMPLOYEE BENEFIT PLANS

Effective July 1, 1995, the Company established the USA Waste Services, Inc. Employee Savings Plan ("the Savings Plan"), a qualified defined contribution retirement plan, covering employees (except those working subject to a collective bargaining agreement) 21 years of age or older who have completed one year of service or were actively employed on the Savings Plan's commencement date. The Savings Plan allows eligible employees to contribute up to the lesser of 15% of their annual compensation or the maximum permitted under IRS regulations to various investment funds. The Company matches 50% of the first 6% an employee contributes. Both employee and Company contributions vest immediately. In 1996 and 1995, the Company contributed approximately $1,248,000 and $218,000, respectively, and incurred approximately $148,000 and $25,000, respectively, in administrative fees.

Western has a qualified defined contribution plan which generally covers all full time salaried and clerical employees not represented by a bargaining agreement. Eligible employees are allowed to contribute up to the lesser of 20% of their annual compensation or the maximum permitted under IRS regulations to various investment funds. At its discretion, Western can match up to 50% of the amount contributed by employees. Contributions to this plan were discontinued January 1, 1997. Western's contributions for 1996, 1995, and 1994, represented by issuance of Western common stock, were $753,000, $698,000, and $661,000, respectively.

Sanifill has a defined contribution plan for employees meeting certain employment requirements. Eligible employees are allowed to contribute up to the lesser of 15% of their annual compensation or the maximum permitted under IRS regulations to various investment funds. Sanifill matches all employee contributions up to 3%. Contributions to this plan were discontinued January 1, 1997. Sanifill matching contributions were approximately $1,049,000, $700,000, and $500,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

Sanifill has an Employee Stock Purchase Plan ("ESPP") for all active employees who have completed one year of continuous service. Employees may contribute from 1% to 5% of their compensation. In addition, during any purchase period, as defined, a single additional contribution of $25, or any multiple thereof not exceeding $2,000, may be made by a participant to their account. At the end of each purchase period, each participant's account balance is applied to acquire common stock of Sanifill at 85% of the market value, as defined, on the first day or last day of the purchase period, whichever price is lower. The maximum amount per employee that may be contributed during any plan year, as defined, shall not exceed $25,000. Contributions to the ESPP were discontinued upon consummation of the Sanifill Merger. The number of shares reserved for purchase under the ESPP is 470,886 and may be from either authorized and unissued shares or treasury shares.

10.  INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                               Years Ended December 31,
                                           --------------------------------
                                             1996        1995        1994
                                           --------    --------    --------
         Current:
              Domestic                     $ 36,864    $ 32,227    $ 26,988
              Foreign                         5,375         407          66
                                           --------    --------    --------
                                             42,239      32,634      27,054
                                           --------    --------    --------
         Deferred:
              Domestic                        3,342      12,871     (26,272)
              Foreign                          (439)       (513)        233
                                           --------    --------    --------
                                              2,903      12,358     (26,039)
                                           --------    --------    --------

              Provision for income taxes   $ 45,142    $ 44,992    $  1,015
                                           ========    ========    ========

The difference between federal income taxes at the statutory rate and the provision for income taxes for the years presented above is as follows (in thousands):

                                                                               Years Ended December 31,
                                                                          -------------------------------
                                                                            1996        1995       1994
                                                                          --------    --------   --------
         Provision (benefit) for income taxes at federal statutory rate   $ 27,331    $ 34,118   $ (2,809)

         Prior year income tax adjustment                                       --          --     (4,300)
         Nondeductible expenses                                             12,361       7,018      6,385

         State and local income taxes, net of federal
              income tax benefit                                             3,904       2,414      3,323

         Foreign income taxes                                                1,977         494         --
         Other                                                                (431)        948     (1,584)
                                                                          --------    --------   --------
              Provision for income taxes                                  $ 45,142    $ 44,992   $  1,015
                                                                          ========    ========   ========

Chambers' corporate tax returns for 1988 through 1992 are currently under examination by the Internal Revenue Service ("IRS"). The Company has reached tentative agreement with the IRS regarding the tax treatment of certain costs and expenses deducted for financial statement purposes in these open tax years. That agreement is subject to the approval of the Joint Committee on Taxation. Western's corporate tax returns for fiscal years 1991 through 1993 are currently under examination by the IRS. The IRS has proposed adjustments for these years, which the Company is vigorously protesting, which neither alone nor in aggregate would have a material effect on the Company's financial position or results of operations when resolved. Sanifill's corporate tax returns for 1994 and 1995 are currently under examination by the IRS. The Company has been notified that USA Waste's 1994 corporate tax return will be examined by the IRS.

The components of the net deferred tax assets are as follows (in thousands):

                                                                      December 31,
                                                                  ----------------------
                                                                    1996         1995
                                                                  ---------    ---------
         Deferred tax assets:
              Net operating loss carryforwards                    $  85,449    $  97,160
              Litigation settlements                                     --       27,897
              Closure, post-closure, and other reserves              32,176       28,794
              Self insurance                                          5,042        5,243
              Asset impairments, losses from planned asset
                  divestures, and other                              53,764       24,704
             Valuation allowance                                    (24,000)     (24,000)
                                                                  ---------    ---------
                    Deferred tax assets                             152,431      159,798
         Deferred tax liabilities:
              Property, equipment, intangible assets, and other     121,503      120,674
                                                                  ---------    ---------
                    Net deferred tax assets                       $  30,928    $  39,124
                                                                  =========    =========

At December 31, 1996, the Company had approximately $205,000,000 of net operating loss ("NOL") carryforwards, primarily as a result of losses incurred by Chambers prior to the Company's merger with Chambers. Most of the NOL carryforwards will begin to expire in 2007. The use of the NOL carryforwards is subject to annual limitations of approximately $39,000,000 due to an ownership change within the meaning of Section 382 of the Internal Revenue Code. The valuation allowance as of December 31, 1996, 1995, and 1994 primarily relates to a portion of the NOL carryforwards which could expire prior to utilization by the Company.

In December 1996, in connection with the settlement of Chambers' shareholder litigation (see Note 12), the Claims Administrator of the Settlement Fund Escrow Account distributed the shareholder litigation settlement to the claimants. The distribution resulted in a portion of the $75,300,000 shareholder litigation settlement charge in 1994 becoming deductible in 1996. Income taxes payable included in accrued liabilities was approximately $21,702,000 at December 31, 1996.

11. UNUSUAL ITEMS

A summary of unusual items is as follows (in thousands):

                                                                  Years Ended December 31,
                                                                ---------------------------
                                                                 1996      1995      1994
                                                                -------   -------   -------
   Provision for asset impairments, abandoned projects, and
      estimated losses related to the disposition of non-core
      business assets                                           $35,848   $    --   $ 9,351
   Provisions for losses on contractual commitments              23,128     1,313     2,252
   Reversal of prior provisions for losses on asset
     divestitures and contractual commitments                        --        --    (3,565)
   Financing and professional fees                                   --       610        --
   Corporate and regional restructurings                             --     2,810       825
   Western retirement benefits                                    4,824        --        --
                                                                -------   -------   -------
         Total unusual items                                    $63,800   $ 4,733   $ 8,863
                                                                =======   =======   =======

In the second quarter of 1996, unusual items include approximately $4,824,000 of retirement benefits associated with Western's pre-merger retirement plan and approximately $8,128,000 of estimated future losses related to municipal solid waste contracts in California as a result of the continuing decline in prices of recyclable materials. In the third quarter of 1996, the Company also recognized approximately $50,848,000 of unusual items. The unusual items included $28,900,000 of estimated losses related to the disposition of certain non-core business assets, $15,000,000 of project reserves related to certain Mexico operations, and $6,948,000 of various other terminated projects.

In 1992, Chambers became a defendant in shareholder litigation arising out of financial statement revisions (see Note 12) and, as a result of noncompliance with certain covenants of its various long-term borrowing agreements, commenced restructuring of its principal credit facilities and surety arrangements. Chambers also initiated a major restructuring of its operations which included a program to divest certain businesses that no longer met strategic and performance objectives, the abandonment of various development activities, and the reorganization of its corporate and regional operations. In 1995 and 1994, Chambers incurred substantial expenses related to these matters as discussed below.

In 1995, Chambers recorded charges of $2,810,000 for severance and other termination benefits paid to former Chambers employees in connection with its pre-merger reorganization, $1,313,000 of estimated future losses associated with the renegotiated Bergen County, New Jersey, municipal solid waste contract, and $610,000 of shareholder litigation settlement costs.

In 1994, Chambers recorded charges of $3,366,000 for losses on asset divestitures, including $1,114,000 to adjust a 1993 estimate of the loss on divestiture of a collection, recycling, and transfer station operation and $2,252,000 related to the estimated future loss on a municipal contract. During 1994, Chambers also reversed 1993 provisions for losses on asset divestitures and contractual commitments of $3,565,000, including $2,000,000 previously recorded for losses expected to be incurred on a municipal contract with respect to which Chambers was able to negotiate an early termination and $1,053,000 of excess reserve related to the sale of a recycling operation and certain real estate.

In 1994, Chambers also recorded net charges of $8,237,000 for asset impairments and abandoned projects, including $6,978,000 to reduce the carrying value of Chambers' medical, special, and municipal waste incinerator facility to its estimated net realizable value, determined as the present value of future cash flows discounted at 12%. A permanent decline in the value of the incinerator became evident as Chambers management determined its investment could not be recovered through future operations, given current and forecasted pricing, waste mix, and capacity trends as well as then recently proposed regulations with respect to medical waste incinerator facilities and general declines in the value of waste incinerator businesses. During 1994, Chambers also reached a favorable settlement of previously reported litigation related to certain contracts entered into with respect to its purchase of a landfill and its prior purchase of a collection company. The settlement amount is included as a credit to unusual items and includes receipt by Chambers of $1,200,000 in cash and the forgiveness of all remaining non-compete payments totaling $525,000 that were to have been paid by Chambers to various individuals in 1994, 1995, and 1996. The remaining charge of $2,984,000 results from changes in 1993 estimates for certain asset impairments and abandoned projects. In addition, Chambers recorded a charge of $825,000 primarily relating to severance benefits paid to employees terminated as part of Chambers' continued reorganization. With the exception of the $1,200,000 litigation settlement received by Chambers and the $825,000 payment of severance benefits, there was no cash flow effect related to these unusual charges.

12. SHAREHOLDER LITIGATION SETTLEMENT

In 1994, in connection with the settlement of certain Chambers' shareholder litigation, Chambers accrued $85,300,000 for the cost of the settlements and $4,100,000 for other litigation related costs, of which $79,400,000 was recorded as an expense and paid in 1995 and $10,000,000 was recorded as an asset and ultimately paid from the proceeds of Chambers' directors and officers liability insurance policy.

13. RELATED PARTY TRANSACTIONS

The Chambers' headquarters facility was leased from the principal stockholders of Chambers under a lease dated December 29, 1986 with an initial term expiring in October 2006 and a ten-year renewal option. The agreement provided for monthly lease payments (aggregating $531,000 during 1995) prior to the Company being released from the lease by assuming the related mortgage of $1,945,000 from the principal stockholders of Chambers in July 1995.

In August 1995 and pursuant to the terms of the Chambers merger, the Company exercised an option to purchase real estate from John G. Rangos, Sr., a principal stockholder of Chambers and a director of the Company, and Michael J. Peretto, a former director of Chambers, and certain members of his family. The real estate is adjacent to the Company's Monroeville landfill. The option to purchase the real estate was granted pursuant to agreements among the parties dated July 8, 1993. The total consideration paid by the Company for the real estate was $2,986,000, of which $2,103,000 was paid to John G. Rangos, Sr. and $883,000 was paid to Mr. Peretto and members of his family.

Pursuant to the terms of the Western Merger, the Company and the Shirvanian Family Investment Partnership (the "Partnership"), of which Kosti Shirvanian, a director of the Company, is a general partner, transferred to the Company the Partnership's interests in the land and improvements constituting a portion of a transfer station in Carson, California, in exchange for the issuance by the Company of 337,500 shares of Company common stock.

14. COMMITMENTS AND CONTINGENCIES

Operating leases -- The Company has entered into certain noncancelable operating leases for vehicles, equipment, offices, and other facilities which expire through 2011, certain of which contain renewal options. Lease expense aggregated $6,609,000, $15,519,000, and $20,064,000 during 1996, 1995, and
1994, respectively. Future minimum lease payments under operating leases in effect at December 31, 1996 are 1997 -- $6,858,000; 1998 -- $5,232,000; 1999 --
$4,265,000; 2000 -- $3,365,000; 2001 -- $3,009,000; and thereafter $10,315,000.

Environmental matters -- The Company is subject to extensive and evolving federal, state, and local environmental laws and regulations in the United States and elsewhere that have been enacted in response to technological advances and the public's increased concern over environmental issues. As a result of changing governmental attitudes in this area, management anticipates that the Company will continually modify or replace facilities and alter methods of operation. The majority of the expenditures necessary to comply with the environmental laws and regulations are made in the normal course of business. Although the Company, to the best of its knowledge, is in compliance in all material respects with the laws and regulations affecting its operations, there is no assurance that the Company will not have to expend substantial amounts for compliance in the future.

Litigation -- On or about March 8, 1993, an action was filed in the United States District Court for the Western District of Pennsylvania, captioned Option Resource Group, et al. v. Chambers Development Company, Inc., et al., Civil Action No. 93-354. This action was brought by a market maker in options in Chambers stock and two of its general partners and asserts federal securities law and common law claims alleging that Chambers, in publicly disseminated materials, intentionally or negligently misstated its earnings and that Chambers' officers and directors committed mismanagement and breach of fiduciary duties. These plaintiffs allege that, as a result of large amounts of put options traded on the Chicago Board of Options Exchange between March 13 and March 18, 1992, they engaged in offsetting transactions resulting in approximately $2,100,000 in losses. The plaintiffs in Option Resource Group had successfully requested exclusion from a now settled class action of consolidated suits instituted on similar claims ("Class Action") and Option Resource Group is continuing as a separate lawsuit. Plaintiffs filed a motion for summary judgment which is untimely under the court's case management procedures. The court has stayed responses to the motion for summary judgment. In response to discovery on damages, the plaintiffs reduced their damages claim to $433,000 in alleged losses, plus interest and attorneys' fees, for a total damage claim of $658,000 as of August 21, 1995. Discovery has been completed and a trial date has been set for early 1997. The Company intends to continue to vigorously defend against this action. Management of the Company believes the ultimate resolution of such complaint will not have a material adverse effect on the Company's financial position or results of operations.

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

The Company is a party to various other litigation matters arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position and results of operations. In the normal course of its business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings and investigations involving federal, state, or local agencies. To date, the Company has not been required to pay any material fine or had a judgment entered against it for violation of any environmental law. From time to time, the Company also may be subjected to actions brought by citizen's groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. From time to time, the Company is also subject to claims for personal injury or property damage arising out of accidents involving its vehicles.

Insurance -- The Company carries a broad range of insurance coverages, which management considers prudent for the protection of the Company's assets and operations. Some of these coverages are subject to varying retentions of risk by the Company. The casualty coverages currently include $2,000,000 primary commercial general liability and $1,000,000 primary automobile liability supported by $100,000,000 in umbrella insurance protection. The property policy provides insurance coverage for all of the Company's real and personal property, including California earthquake perils. The Company also carries $200,000,000 in aircraft liability protection.

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

To date, the Company has not had any difficulty in obtaining insurance. However, if the Company in the future is unable to obtain adequate insurance, or decides to operate without insurance, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect upon the Company's financial condition or results of operations. Additionally, continued availability of casualty and EIL insurance with sufficient limits at acceptable terms is an important aspect of obtaining revenue-producing waste service contracts.

15. SELECTED QUARTERLY FINANCIAL DATA, UNAUDITED

The following table summarizes the unaudited consolidated quarterly results of operations for 1996 and 1995 (in thousands, except per share amounts):

                                      First        Second         Third         Fourth
                                     Quarter       Quarter        Quarter       Quarter
                                   -----------   -----------    -----------   -----------
Operating revenues
     1996                          $   282,525   $   327,742    $   352,754   $   350,367
                                   ===========   ===========    ===========   ===========
     1995                          $   222,944   $   240,770    $   262,434   $   261,557
                                   ===========   ===========    ===========   ===========

Income (loss) from operations
     1996                          $    54,164   $    22,183    $   (50,194)  $    84,155
                                   ===========   ===========    ===========   ===========
     1995                          $    32,626   $     9,310    $    51,994   $    52,477
                                   ===========   ===========    ===========   ===========

Income (loss) before income taxes
     1996                          $    46,082   $    13,348    $   (58,386)  $    77,044
                                   ===========   ===========    ===========   ===========
     1995                          $    19,398   $    (8,029)   $    41,224   $    44,887
                                   ===========   ===========    ===========   ===========

Net income (loss)
     1996                          $    27,652   $    (2,068)   $   (38,864)  $    46,226
                                   ===========   ===========    ===========   ===========
     1995                          $    11,639   $   (10,817)   $    24,734   $    26,932
                                   ===========   ===========    ===========   ===========

Earnings (loss) per common share
     1996                          $      0.21   $     (0.01)   $     (0.27)  $      0.32
                                   ===========   ===========    ===========   ===========
     1995                          $      0.11   $     (0.10)   $      0.22   $      0.21
                                   ===========   ===========    ===========   ===========

Earnings (loss) per common share for each of the quarters presented is based on the weighted average number of shares of common stock outstanding for each period and the sum of the quarters may not necessarily be equal to the full year earnings (loss) per common share amount.

Amounts presented for 1996 and 1995 are restated for the pooling of interests transactions with Sanifill, Western, and Chambers, discussed in Note 2, and are different from amounts originally reported. The results of operations for 1996 and 1995 include certain nonrecurring charges for merger costs, unusual items, and nonrecurring interest, as disclosed elsewhere herein. In 1996, nonrecurring charges amounted to $51,052,000 and $133,404,000 in the second and third quarters, respectively. In 1995, nonrecurring charges amounted to $4,206,000 and $37,160,000 in the first and second quarters, respectively.

16.  SUBSEQUENT EVENTS

In connection with the Sanifill Merger, the United States Department of Justice ordered the divestiture of certain solid waste collection and disposal assets and operations in Houston, Texas. On January 31, 1997, the Company sold these assets to TransAmerican Waste Industries, Inc. ("TransAmerican") for $13,600,000 in cash plus warrants to purchase 1,500,000 shares of TransAmerican common stock at an exercise price of $1.50 per share. The warrants are exercisable for a period of five years.

On February 7, 1997, the Company issued $535,275,000 of 4% convertible subordinated notes, due on February 1, 2002 ("Notes Offering"). Interest is payable semi-annually in February and August. The notes are convertible into shares of the Company's common stock at a conversion price of $43.56 per share. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined. The notes are redeemable after February 1, 2000 at the option of the Company at 101.6% of the principal amount, declining to 100.8% of the principal amount on February 1, 2001 and thereafter until maturity, plus accrued interest. Deferred offering costs of approximately $14,000,000 were incurred and are being amortized ratably over the life of the notes. The proceeds were primarily used to repay debt under the Company's Credit Facility and for general corporate purposes.

On February 7, 1997, concurrent with the Notes Offering, the Company completed a public offering of 11,500,000 shares of its common stock, priced at $35.125 per share. The net proceeds of approximately $387,438,000 were primarily used to repay debt under the Company's Credit Facility and for general corporate purposes.

If the aforementioned issuance of 4% convertible subordinated debentures and public offering had occurred on January 1, 1996, earnings per share would have increased by $0.05 for the year ended December 31, 1996 due to a reduction in interest expense resulting from the repayment of debt under the Company's credit facility being offset by an increase in the weighted average number of common and common equivalent shares outstanding, which would have been 163,529,000.

On March 12, 1997, the Company acquired all of the Canadian solid waste subsidiaries of Allied Waste Industries, Inc., representing 41 collection businesses, seven landfills, and eight transfer stations in the provinces of Alberta, British Columbia, Manitoba, Ontario, Quebec, and Saskatchewan, for approximately $518,000,000 in cash. The acquisition was accounted for under the purchase method of accounting.

On January 21, 1997, the Company executed a definitive agreement to acquire substantially all of the assets of Mid-American Waste Systems, Inc. for approximately $201,000,000, consisting primarily of cash and a limited amount of debt assumption. The assets to be acquired include eleven collection businesses, eleven landfills, six transfer stations, and three recycling centers. The acquisition has been approved by the Bankruptcy Court and is expected to close during the second quarter of 1996. The acquisition will be accounted for under the purchase method of accounting.

Subsequent to December 31, 1996, in addition to the two aforementioned acquisitions, the Company acquired 24 collection businesses, four transfer stations, and one landfill for approximately $39,900,000 in cash, $14,359,000 in liabilities incurred or debt assumed, and 982,964 shares of the Company's common stock under the purchase method of accounting.

The unaudited pro forma information set forth below assumes 1997, 1996, and 1995 acquisitions accounted for as purchases occurred at the beginning of 1995. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                      Years Ended December 31,
                                     --------------------------
                                        1996            1995
                                     ----------      ----------
    Operating revenues               $1,926,948      $1,835,849
    Net income                           87,450         120,063
    Earnings per common share              0.61            0.99


On March 21, 1997, a Canadian subsidiary of the Company and WMX Technologies, Inc.'s Waste Management unit ("WMX") jointly executed a letter of intent whereby the Company will acquire the majority of WMX's Canadian solid waste businesses for approximately $186,000,000, including $124,000,000 in cash and $62,000,000 in Company common stock. The assets to be acquired include 13 collection businesses, one landfill, and three transfer stations in the provinces of Alberta, British Columbia, Ontario, and Quebec, which generate approximately $124,000,000 in annualized operating revenues. The acquisition, which is expected to close by May 31, 1997, is subject to regulatory approval and final negotiation and execution of a definitive sales agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "1997 Proxy Statement"), and is incorporated herein by reference. Information concerning the executive officers of the Company is set forth above under "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item is set forth under the caption "Election of Directors - Executive Compensation" in the 1997 Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item is set forth under the caption "Election of Directors - Beneficial Ownership of USA Waste Common Stock" in the 1997 Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is set forth under the caption "Election of Directors - Certain Relationships and Related Transactions" in the 1997 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   Consolidated Financial Statements:

         Report of Independent Accountants

         Consolidated Balance Sheets as of December 31, 1996 and 1995

         Consolidated Statements of Operations for the years ended December 31, 1996 1995, and 1994

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

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

(a)(3)   Exhibits:

    2.1   -   Agreement and Plan of Merger, dated as of December 18, 1995, by and among the Registrant, Riviera Acquisition Corporation and Western Waste Industries [Incorporated by reference to Appendix A in the Registrant's Registration Statement on Form S-4, File No.
              333-02181].

    2.2   -   Agreement and Plan of Merger, dated as of June 22, 1996, by and among the Registrant, Quatro Acquisitions Corp. and Sanifill,
              Inc. [Incorporated by reference to Annex A in the Registrant's
              Registration Statement on Form S-4, File No. 333-08161].

    2.3   -   Amendment No. 1 to Agreement and Plan of Merger, dated July 18,
              1996, by and among the Registrant, Quatro Acquisition Corp. and Sanifill, Inc. [Incorporated by reference to Annex A in the Registrant's Registration Statement on Form S-4, File
              No. 333-08161].

    3.1   -   Restated Certificate of Incorporation, as amended [Incorporated by reference to Exhibit 3.1(b) of the Registrant's Quarterly
              Report, as amended, on Form 10-Q for the three months ended March
              31, 1996].

    3.2   -   Bylaws [Incorporated by reference to Exhibit 3.2 to the
              Post-Effective Amendment No. 1 to the Registrant's Registration
              Statement on Form S-4, File No. 33-60103].

    4.1   -   Specimen Stock Certificate [Incorporated by reference to Exhibit
              4.3 of the Registrant's Registration Statement on Form S-3, File
              No. 33-76224].

    4.2   -   Supplemental Indenture, dated as of September 3, 1996, among USA
              Waste Services, Inc., Sanifill, Inc., and Texas Commerce Bank
              National Association relating to Sanifill, Inc.'s 5% Convertible
              Subordinated Debentures Due March 1, 2006 [Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K dated September 3, 1996].

    4.3   -   Indenture for Subordinated Debt Securities dated February 3,
              1997, among the Registrant and Texas Commerce Bank National
              Association, as trustee [Incorporated by reference to Exhibit 4.1
              of the    Registrant's Current Report on Form 8-K dated February
              7, 1997].

    4.4   -   Officers Certificate dated as of February 7, 1997, setting forth the terms of the Registrant's 4% Convertible Subordinated Notes due 2002 [Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated February 7, 1997].

     4.5  -   Form of the Registrant's 4% Convertible Subordinated Notes due
              2002 [Incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form-8-K dated February 7, 1997].

    10.1   -  1990 Stock Option Plan [Incorporated by reference to Exhibit 10.1
              of the Registrant's     Annual report on Form 10-K for the year
              ended December 31, 1990].

    10.2   -  1993 Stock Incentive Plan [Incorporated by reference to Exhibit
              4.4 of the Registrants Registration Statement on Form S-8, File No. 33-72436].

    10.3 - 1996 Stock Option Plan for Non-Employee Directors [Incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8, File No. 333-14115].

    10.4 - Envirofil, Inc. 1993 Stock Incentive Plan [Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

    10.5 - Western Waste Industries Amended and Restated 1983 Stock Option Plan [Incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8, File No. 333-02181].

    10.6 - Western Waste Industries 1983 Non-Qualified Stock Option Plan [Incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8, File No. 333-02181].

    10.7 - Western Waste Industries 1992 Option Plan [Incorporated by reference to Exhibit 99.3 of the Registrant's Registration Statement on Form S-8, File No. 333-02181].

    10.8 - Sanifill, Inc. 1994 Long-Term Incentive Plan [Incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8, File No. 333-08161].

    10.9 - Sanifill, Inc. 1989 Stock Option Plan [Incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8, File No. 333-08161].

    10.10 - Amended and Restated Revolving Credit Agreement dated as of August 30, 1996, among the Registrant, its subsidiaries, The First National Bank of Boston, Bank of America Illinois, J.P. Morgan Canada, and Morgan Guaranty Trust Company of New York [Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K dated September 3, 1996].

    10.11 - Form of Employment Agreement between the Registrant and each of John E. Drury, Donald F. Moorehead, Jr., David Sutherland-Yoest, and Chuck A. Wilcox [Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

    10.12 - Employment Agreement between the Registrant and Rodney R. Proto [Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated September 3, 1996].

    10.13 - Employment Agreement between the Registrant and Earl E. DeFrates [Incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

    10.14 - Employment Agreement between the Registrant and Gregory T. Sangalis [Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4, File No. 33-59259].

    10.15 - Consulting and Non-compete Agreement dated June 25, 1995, among the Registrant, between the Registrant and John G. Rangos, Sr. [Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q/A for the period ended June 30, 1995].

    10.16 - Employment Agreement dated June 25, 1995, between the Registrant and Alexander W. Rangos [Incorporated by reference to Exhibit
              10.22 to the Registrant's Quarterly Report on Form 10-Q/A for the period ended June 30, 1995].

    10.17 - Employment Agreement dated December 18, 1995, between the Registrant and Kosti Shirvanian [Incorporated by reference to
              Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].

    10.18 - Amended and Restated Revolving Credit Agreement dated as of March 5, 1997, among the Registrant, its subsidiaries, Bank of America Illinois, Morgan Guaranty Trust Company of New York, and J. P. Morgan Canada.

    11.1   -  Computation of Earnings (Loss) Per Common Share.

    21.1   -  Subsidiaries of the Registrant.

    23.1   -  Consent of Coopers & Lybrand L.L.P.

    24.1   -  Form 10-K Limited Power of Attorney.

    27.1   -  Financial Data Schedule.

(b)  Reports on Form 8-K:

         During the last quarter of the period covered by this report, the Company filed a Current Report on Form 8-K dated November 12, 1996. Such Current Report is reported on Item 5. Other Events and on Item
         7. Financial Statements and Exhibits. The Company filed restated supplemental financial statements of USA Waste Services, Inc. to include the financial statements of Sanifill, Inc. The financial statements filed included: (i) The supplemental consolidated balance sheets are as of December 31, 1995 and 1994, and the related supplemental consolidated statements of operations, stockholders' equity, and cash flows are for each of the three years in the period ended December 31, 1995; and (ii) The supplemental interim condensed consolidated balance sheets are as of June 30, 1996 and December 31, 1995, the related supplemental interim condensed consolidated statements of operations are for the six months ended June 30, 1996 and 1995, the related supplemental interim condensed consolidated statement of stockholders' equity is for the six months ended June 30, 1996, and the related supplemental interim condensed consolidated statements of cash flows are for the six months ended June 30, 1996 and 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USA WASTE SERVICES, INC.

                                   By:  /s/ JOHN E. DRURY
                                        --------------------------------------
                                        John E. Drury, Chief Executive Officer

                                   Date:  March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                                      Title                             Date
        ---------                                      -----                             ----
 /s/ JOHN E. DRURY                         Chief Executive Officer and               March 31, 1997
--------------------------------------
John E. Drury                                   Chairman of the Board
                                                (Principal Executive Officer)


 /s/ RODNEY R. PROTO                       President, Chief Operating Officer,       March 31, 1997
--------------------------------------
Rodney R. Proto                                 and Director

                             *
 /s/ DONALD F. MOOREHEAD, JR.              Chief Development Officer and             March 31, 1997
--------------------------------------
Donald F. Moorehead, Jr.                        Director


 /s/ EARL E. DEFRATES                      Executive Vice President and              March 31, 1997
--------------------------------------
Earl E. DeFrates                                Chief Financial Officer
                                                (Principal Financial Officer)


 /s/ BRUCE E. SNYDER                       Vice President and                        March 31, 1997
--------------------------------------
Bruce E. Snyder                                 Chief Accounting Officer

                     *
 /s/ KOSTI SHIRVANIAN                      Director                                  March 31, 1997
--------------------------------------
Kosti Shirvanian

                           *
 /s/ DAVID SUTHERLAND-YOEST                Director                                  March 31, 1997
--------------------------------------
David Sutherland-Yoest

                        *
 /s/ RICHARD J. HECKMANN                   Director                                  March 31, 1997
--------------------------------------
Richard J. Heckmann

                       *
 /s/ WILLIAM E. MOFFETT                    Director                                  March 31, 1997
--------------------------------------
William E. Moffett

                        *
 /s/ ALEXANDER W. RANGOS                   Director                                  March 31, 1997
--------------------------------------
Alexander W. Rangos

                        *
 /s/ JOHN G. RANGOS, SR.                   Director                                  March 31, 1997
--------------------------------------
John G. Rangos, Sr.

                    *
 /s/ SAVEY TUFENKIAN                       Director                                  March 31, 1997
 -------------------------------------
 Savey Tufenkian

                    *
 /s/ LARRY J. MARTIN                       Director                                  March 31, 1997
--------------------------------------
Larry J.Martin

                 *
 /s/ RALPH F. COX                          Director                                  March 31, 1997
--------------------------------------
Ralph F. Cox




* By Gregory T. Sangalis,
   as attorney in-fact

                               INDEX TO EXHIBITS

  Exhibit
  Number
  -------
    2.1   -   Agreement and Plan of Merger, dated as of December 18, 1995, by and among the Registrant, Riviera Acquisition Corporation and
              Western Waste Industries [Incorporated by reference to Appendix A in the Registrant's Registration Statement on Form S-4, File No.
              333-02181].

    2.2   -   Agreement and Plan of Merger, dated as of June 22, 1996, by and among the Registrant, Quatro Acquisitions Corp. and Sanifill,
              Inc. [Incorporated by reference to Annex A in the Registrant's
              Registration Statement on Form S-4, File No. 333-08161].

    2.3   -   Amendment No. 1 to Agreement and Plan of Merger, dated July 18,
              1996, by and among the Registrant, Quatro Acquisition Corp. and
              Sanifill, Inc. [Incorporated by reference to Annex A in the
              Registrant's Registration Statement on Form S-4, File
              No. 333-08161].

    3.1   -   Restated Certificate of Incorporation, as amended [Incorporated by reference to Exhibit 3.1(b) of the Registrant's Quarterly
              Report, as amended, on Form 10-Q for the three months ended March
              31, 1996].

    3.2   -   Bylaws [Incorporated by reference to Exhibit 3.2 to the
              Post-Effective Amendment No. 1 to the Registrant's Registration
              Statement on Form S-4, File No. 33-60103].

    4.1   -   Specimen Stock Certificate [Incorporated by reference to Exhibit
              4.3 of the Registrant's Registration Statement on Form S-3, File
              No. 33-76224].

    4.2   -   Supplemental Indenture, dated as of September 3, 1996, among USA
              Waste Services, Inc., Sanifill, Inc., and Texas Commerce Bank
              National Association relating to Sanifill, Inc.'s 5% Convertible
              Subordinated Debentures Due March 1, 2006 [Incorporated by
              reference to Exhibit 10.3 of the Registrant's Current Report on
              Form 8-K dated September 3, 1996].

    4.3   -   Indenture for Subordinated Debt Securities dated February 3,
              1997, among the Registrant and Texas Commerce Bank National
              Association, as trustee [Incorporated by reference to Exhibit 4.1
              of the    Registrant's Current Report on Form 8-K dated February
              7, 1997].

    4.4   -   Officers Certificate dated as of February 7, 1997, setting forth the terms of the Registrant's 4% Convertible Subordinated Notes due 2002 [Incorporated by reference to Exhibit 4.2 of the
              Registrant's Current Report on Form 8-K dated February 7, 1997].

     4.5  -   Form of the Registrant's 4% Convertible Subordinated Notes due
              2002 [Incorporated by reference to Exhibit 4.3 of the
              Registrant's Current Report on Form-8-K dated February 7, 1997].

    10.1  -  1990 Stock Option Plan [Incorporated by reference to Exhibit 10.1
              of the Registrant's     Annual report on Form 10-K for the year
              ended December 31, 1990].

    10.2  -  1993 Stock Incentive Plan [Incorporated by reference to Exhibit
             4.4 of the Registrants Registration Statement on Form S-8, File
             No. 33-72436].

    10.3 - 1996 Stock Option Plan for Non-Employee Directors [Incorporated by reference to Exhibit 99.1 of the Registrant's Registration
             Statement on Form S-8, File No. 333-14115].

    10.4 - Envirofil, Inc. 1993 Stock Incentive Plan [Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

    10.5  -  Western Waste Industries Amended and Restated 1983 Stock Option
             Plan [Incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8, File No.
             333-02181].

              <CN>
     10.6  -  Western Waste Industries 1983 Non-Qualified Stock Option Plan
              [Incorporated by reference to Exhibit 99.2 of the Registrant's
              Registration Statement on Form S-8, File No. 333-02181].

     10.7 - Western Waste Industries 1992 Option Plan [Incorporated by reference to Exhibit 99.3 of the Registrant's Registration
              Statement on Form S-8, File No. 333-02181].

     10.8 - Sanifill, Inc. 1994 Long-Term Incentive Plan [Incorporated by reference to Exhibit 99.1 of the Registrant's Registration
              Statement on Form S-8, File No. 333-08161].

     10.9 - Sanifill, Inc. 1989 Stock Option Plan [Incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on
              Form S-8, File No. 333-08161].


    10.10  -  Amended and Restated Revolving Credit Agreement dated as of
              August 30, 1996, among the Registrant, its subsidiaries, The
              First National Bank of Boston, Bank of America Illinois, J.P.
              Morgan Canada, and Morgan Guaranty Trust Company of New York
              [Incorporated by reference to Exhibit 10.2 of the Registrant's
              Current Report on Form 8-K dated September 3, 1996].

    10.11 - Form of Employment Agreement between the Registrant and each of John E. Drury, Donald F. Moorehead, Jr., David Sutherland-Yoest, and Chuck A. Wilcox [Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1994].

    10.12  -  Employment Agreement between the Registrant and Rodney R. Proto
              [Incorporated by reference to Exhibit 10.1 of the Registrant's
              Current Report on Form 8-K dated September 3, 1996].

    10.13  -  Employment Agreement between the Registrant and Earl E. DeFrates
              [Incorporated by reference to Exhibit 10.19 of the Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1994].

    10.14  -  Employment Agreement between the Registrant and Gregory T.
              Sangalis [Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4, File No.
              33-59259].

    10.15 - Consulting and Non-compete Agreement dated June 25, 1995, among the Registrant, between the Registrant and John G. Rangos, Sr.
              [Incorporated by reference to Exhibit 10.22 to the Registrant's
              Quarterly Report on Form 10-Q/A for the period ended June 30,
              1995].

    10.16 - Employment Agreement dated June 25, 1995, between the Registrant and Alexander W. Rangos [Incorporated by reference to Exhibit
              10.22 to the Registrant's Quarterly Report on Form 10-Q/A for the period ended June 30, 1995].

    10.17  -  Employment Agreement dated December 18, 1995, between the
              Registrant and Kosti Shirvanian [Incorporated by reference to
              Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].

    10.18  -  Amended and Restated Revolving Credit Agreement dated as of March
              5, 1997, among the Registrant, its subsidiaries, Bank of America
              Illinois, Morgan Guaranty Trust Company of New York, and J. P.
              Morgan Canada.

    11.1   -  Computation of Earnings (Loss) Per Common Share.

    21.1   -  Subsidiaries of the Registrant.

    23.1   -  Consent of Coopers & Lybrand L.L.P.

    24.1   -  Form 10-K Limited Power of Attorney.

    27.1   -  Financial Data Schedule.
