Form 10-K/A
period 1996-12-31
USA WASTE SERVICES INC
filed 1997-04-30
CIK 823768

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(MARK ONE)
      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-12154

                            USA WASTE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                        73-1309529
  (State or other jurisdiction           (I.R.S. Employer
               of                      Identification No.)
 incorporation or organization)

 1001 FANNIN STREET, SUITE 4000               77002
         HOUSTON, TEXAS                     (Zip Code)
      (Address of principal
       executive offices)

       Registrant's telephone number, including area code:  (713) 512-6200

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 25, 1997, was approximately $5,044,347,000. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

     The number of shares of Common Stock, $.01 par value, of the Registrant outstanding at March 25, 1997, was 154,110,368.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                            FORM 10-K/A (AMENDMENT NO. 1)
                                   REPORT INDEX

PART III                                                                    Page

Item 10   Directors and Executive Officers of the Registrant. . . . . . . . .

Item 11   Executive Compensation  . . . . . . . . . . . . . . . . . . . . . .

Item 12   Security Ownership of Certain Beneficial Owners
          Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 13   Certain Relationships and Related Transactions  . . . . . . . . . .

          Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Explanatory Note:

     The Registrant ("USA Waste") is filing this Form 10-K/A to include the information required by Part III of Form 10-K pursuant to General Instruction G(3) of Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers of USA Waste is set forth in USA Waste's Annual Report on Form 10-K for the year ended December 31, 1996 under the caption "Executive Officers of the Registrant."

                         BOARD OF DIRECTORS OF USA WASTE

     The USA Waste Restated Certificate of Incorporation and the USA Waste Bylaws provide that, subject to the rights of holders of any class or series of USA Waste Preferred Stock to elect additional directors under specified circumstances, the number of directors will be fixed from time to time by resolution of the USA Waste Board of Directors; provided, however, that unless approved by at least two-thirds of the incumbent directors, the number of directors which shall constitute the whole USA Waste Board of Directors shall be no fewer than three and no more than nine. The Board of Directors of USA Waste currently consists of 12 members. The USA Waste Restated Certificate of Incorporation and the USA Waste Bylaws also provide that the Board of Directors of USA Waste be divided into three classes of directors, as nearly equal in number as possible. At each annual meeting of the stockholders, one class of directors is elected for a three-year term. The terms of the existing Class II directors expire at the annual meeting of the stockholders of USA Waste to be held in 1997, the terms of the existing Class III directors expire at the annual meeting of the stockholders of USA Waste to be held in 1998, and the terms of the existing Class I directors expire at the annual meeting of the stockholders of USA Waste to be held in 1999.

     Set forth below is certain information concerning the current directors of USA Waste.


                                                                                        Director    Director
                Name                              Description                 Age         Since       Class

 John E. Drury(1)  . . . . . . . .    Chairman of the Board and Chief          53         1994         III
                                      Executive Officer
 Donald F. Moorehead, Jr.(1) . . .    Vice Chairman of the Board               46         1990          II
 David Sutherland-Yoest  . . . . .    Vice Chairman of the Board               41         1994           I
 Richard J. Heckmann(3)  . . . . .    Director                                 53         1994           I
 William E. Moffett(2)                Director                                 66         1995          II
 Alexander W. Rangos(1)(2) . . . .    Vice Chairman of the Board               36         1995         III
 John G. Rangos, Sr.(1)  . . . . .    Director                                 67         1995          II
 Kosti Shirvanian(1) . . . . . . .    Vice Chairman of the Board               67         1996           I
 Rodney R. Proto(1)  . . . . . . .    President, Chief Operating               48         1996        III(4)
                                      Officer and Director
 Ralph F. Cox(3) . . . . . . . . .    Director                                 64         1996           I
 Larry J. Martin(3)  . . . . . . .    Director                                 66         1996         III
 Savey Tufenkian(2)  . . . . . . .    Director                                 68         1996          II
______________

(1)  Member of the Executive Committee
(2)  Member of the Compensation and Stock Incentive Plan Committee
(3)  Member of the Audit Committee
(4) To be renominated at expiration of term with term expiring in the year 2000 or thereafter


DIRECTORS WHOSE TERMS EXPIRE AT THE ANNUAL MEETING IN 1997 (CLASS II DIRECTORS)

     William E. Moffett (Class II) has served as a director of USA Waste since June 1995. In 1992, Mr. Moffett retired as Chairman of the Board and Chief Executive Officer of Chatham Enterprises, Inc. (real estate development) and Hazmed, Inc. (environmental services). In May 1985, he retired as President of Gulf Oil Foundation and as Vice President--Public Affairs of Gulf Oil Corporation, having joined Gulf Oil Corporation in 1969 and served in a number of managerial assignments for that company and its subsidiaries. Mr. Moffett also serves as a director of Calvin Exploration Company, Inc.

     Donald F. Moorehead, Jr. (Class II) has been Vice Chairman since 1995. Prior to such time, Mr. Moorehead served as Chairman of the Board and Chief Development Officer since 1994. From October 1, 1990 to May 27, 1994, he was also Chief Executive Officer. Mr. Moorehead was Chairman of the Board and Chief Executive Officer of Mid-American Waste Systems Inc. ("Mid-American") from the inception of Mid-American in December 1985 until August 1990 and continued as a director until February 1991. From 1977 until 1984, Mr. Moorehead served in various management positions with Waste Management Inc.

     John G. Rangos, Sr. (Class II) served as Vice Chairman of the Board of Directors of USA Waste from June 1995 until December 1995. Prior to such time, Mr. Rangos served as Chief Executive Officer of Chambers Development Company, Inc. ("Chambers") from 1973 to June 1995. Mr. Rangos is the father of
Alexander W. Rangos, a Vice Chairman of USA Waste. In connection with the settlement of a Commission investigation with respect to Chambers' accounting method and the accuracy of its financial statements, the Commission, in May 1995, instituted administrative proceedings against Chambers and certain of its employees and outside auditors whose conduct the Commission found caused Chambers' violations of the reporting, internal controls and recordkeeping provisions of the Exchange Act. The Commission, while not finding that Mr. Rangos knew of those violations, found that he had not exercised sufficient oversight over the company's recordkeeping, internal accounting controls, and financial reporting functions to assure that Chambers complied with the applicable provisions of the Exchange Act. Mr. Rangos consented to the issuance of a cease and desist order without admitting or denying the Commission's findings.

     Savey Tufenkian (Class II) helped to establish Western Waste Industries ("Western") in 1955 and has served as the Secretary and Treasurer of Western since its incorporation in 1964. In 1988, she was elected as Executive Vice President, Secretary and Treasurer of Western and served in those positions until May 1996, at which time she became a director of USA Waste.

DIRECTORS WHOSE TERMS EXPIRE AT THE ANNUAL MEETING IN 1998 (CLASS III DIRECTORS)

     John E. Drury (Class III) has been Chief Executive Officer since 1994 and Chairman of the Board since 1995. From 1992 to May 1994, Mr. Drury served as a Managing Director of Sanders Morris Mundy Inc. ("SMMI"), a Houston based investment banking firm. Mr. Drury served as President and Chief Operating Officer of Browning-Ferris Industries, Inc. ("BFI") from 1982 to 1991, during which time he had chief responsibility for worldwide operations.

     Larry J. Martin (Class III) was a co-founder and Vice Chairman of the Board of Directors of Sanifill, Inc. ("Sanifill"). From October 1989 to
July 1991, Mr. Martin was President and Co-Chief Executive Officer of
Sanifill and from July 1991 to February 1992, he was President of Sanifill. For more than five years before the acquisition of Sanifill, Mr. Martin was the president of a group of companies involved in the waste disposal business.

     Rodney R. Proto, (Class III) has been President and Chief Operating Officer of USA Waste since August 1996. Prior thereto, he was President, Chief Operating Officer and a Director of Sanifill. Mr. Proto joined Sanifill in February 1992. Before joining Sanifill, he was employed by BFI for 12 years where Mr. Proto served, among other positions, as Chairman of BFI Overseas from 1985 to 1987 and President of Browning-Ferris Industries Europe, Inc. from 1987 through 1991.

     Alexander W. Rangos (Class III) has been a director of USA Waste since June 1995. From June 1995 to December 1995, he was Executive Vice President-- Corporate Development of USA Waste. Prior to such time, he served as President and Chief Operating Officer of Chambers since January 1994. Prior thereto, he served with Chambers as Executive Vice President -- Operations and Corporate Development from 1990 to 1994, as Executive Vice President -- Corporate Development from 1985 to 1990, and as Manager of the Southern Region from 1984 to 1985. Mr. Rangos is a son of John G. Rangos, Sr.

DIRECTORS WHOSE TERMS EXPIRE AT THE ANNUAL MEETING IN 1999 (CLASS I DIRECTORS)

     Ralph F. Cox (Class I) was a Director of Sanifill from September 1993 until December 1996. Since February 1, 1994, Mr. Cox has been a management consultant. For four years prior thereto, Mr. Cox was President of Greenhill Petroleum Corporation, a subsidiary of United Mining Corporation. From 1985 through 1990, he served as President and Chief Operating Officer of Union Pacific Resources Company, a petroleum exploration and production company. Before 1985, Mr. Cox spent 31 years with Atlantic Richfield Company ("ARCO"), joining the ARCO board in 1978, assuming responsibility for ARCO's worldwide petroleum exploration and production activities and minerals exploration and production activities in 1984, and culminating with his election as Vice Chairman of ARCO in 1985. Mr. Cox serves as a director of Bonneville Pacific Corporation, an independent power company, of Daniel Industries, Inc., which manufactures oil and gas measurement and flow control equipment, of Rio Grande, Inc., a petroleum exploration and production company, and CH2M Hill, a consulting engineering firm. He also serves as an Independent Trustee for The Fidelity Group of funds. Mr. Cox holds a Bachelor of Science in Petroleum Engineering and a Bachelor of Science in Mechanical Engineering from Texas A&M University.

     Richard J. Heckmann (Class I) is Chairman, President, and Chief Executive Officer of United States Filter Corporation ("U.S. Filter"), a position he assumed in July 1990. Prior to joining U.S. Filter, Mr. Heckmann was a Senior Vice President -- Investments and Branch Manager of Prudential-Bache Securities in Rancho Mirage, California. Mr. Heckmann is also a director of Air Cure, Inc.

     Kosti Shirvanian (Class I) founded Western in 1955 as a sole proprietorship. He has served as Western's Chairman of the Board of Directors, President and Chief Executive Officer since Western's incorporation in 1964.

     David Sutherland-Yoest (Class I) has been Vice Chairman since August 1996. Prior to joining USA Waste, he was President, Chief Executive Officer and a director of Envirofil, Inc. ("Envirofil"). He joined Envirofil in January 1993 and was elected a director in March 1993. From September 1989 to June 1992, Mr. Sutherland-Yoest served as President of Browning-Ferris Industries, Ltd. ("BFI Ltd."), the Canadian subsidiary of BFI. From January through September 1989, Mr. Sutherland-Yoest served as Vice-President, Corporate Development, for Laidlaw Waste Systems, Inc. From 1987 to September 1989, Mr. Sutherland-Yoest was Laidlaw's Regional Vice-President -- Atlantic Region, located in Columbus, Ohio. From 1981 to 1987, Mr. Sutherland-Yoest served as District Manager -- Vancouver and District Manager -- Calgary for BFI Ltd.

     The Board of Directors of USA Waste has not yet nominated individuals for election as directors at the Annual Meeting of Stockholders to be held in 1997.


                              DIRECTOR COMPENSATION

     For 1996 directors who were not employed by USA Waste received a grant of options to purchase 10,000 shares of USA Waste Common Stock. In addition, USA Waste reimburses directors for their travel and out-of-pocket expenses incurred in attending Board or committee meetings.


                       SECTION 16(A) BENEFICIAL OWNERSHIP
                              REPORTING COMPLIANCE

     Under the federal securities laws, USA Waste's directors, executive (and certain other) officers and any person holding more than ten percent of the outstanding USA Waste Common Stock are required to report their beneficial ownership of USA Waste Common Stock to USA Waste and the Commission. Specific due dates for these reports have been established by regulation and USA Waste is required to report any failure to file by these dates during 1996. All of these filings were satisfied by USA Waste's directors, officers and ten percent holders, except that Messrs. Martin, Moorehead, Sutherland-Yoest and Sangalis and Ms. Tufenkian each failed to file on a timely basis one report concerning one transaction.

     As of April 30, 1997, USA Waste believes that all directors, officers and ten percent holders are current in their filings. In making these statements, USA Waste has relied on the written representations of its directors, officers and ten percent holders and copies of reports that they have filed with the Commission.



ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth information with respect to persons serving as USA Waste's Chief Executive Officer during 1996 and the four most highly compensated executive officers other than the Chief Executive Officer whose total annual salary and bonus for 1996 exceeded $100,000 ("named executive officers").

                           SUMMARY COMPENSATION TABLE


                                                                          Long-Term
                                                                        Compensation
                                          Annual Compensation              Awards
                                                                  Restricted    Securities
                                                                     Stock      Underlying       All Other
  Name and Principal Position    Year      Salary       Bonus      Awards($)      Options     Compensation(1)

 John E. Drury . . . . . . .     1996     $563,000     $625,000                 725,000          $4,750
   Chairman of the Board and     1995      500,000      625,000                 425,000           5,192
   Chief Executive Officer(2)    1994      290,217      200,000                 850,000             ---


 Rodney R. Proto . . . . . .     1996     $317,700     $360,000                 822,500          $8,807
   President and Chief           1995      269,791      260,000                  51,000          11,784
   Operating Officer(4)          1994      248,083      225,000    $500,010(3)   34,000          10,279


 Donald F. Moorehead, Jr.  .     1996     $335,000     $330,000                 200,000           4,750
    Vice Chairman and Chief      1995      300,000      375,000                 180,000           4,154
    Development Officer          1994      260,000      130,000                  25,000             ---


 David Sutherland-Yoest  . .     1996     $328,850     $330,000                 200,000           4,750
    Vice Chairman and            1995      300,000      375,000                 180,000           4,154
    Vice President -             1994      251,597       65,000                     ---             ---
    Atlantic Region(4)


 Earl E. DeFrates  . . . . .     1996     $238,450     $275,000                 150,000           4,750
    Executive Vice President     1995      187,500      200,000                  95,000           2,769
    and Chief Financial Officer  1994      155,000       70,000                  25,000            ----

______________

(1)  Includes contributions by the Company under its 401(k) plan.

(2)  Mr. Drury joined the Company in May 1994.

(3) Represents the aggregate value of restricted stock holdings as of December 31, 1996. Mr. Proto received an award of 23,810 shares of restricted common stock of Sanifill pursuant to the Sanifill, Inc. 1994 Long-Term Incentive Plan (the "Sanifill Plan") in 1994.
     Such shares of restricted stock became fully vested and were converted into 40,477 shares of USA Waste common stock in connection with the merger of Sanifill with a subsidiary of USA Waste (the
     "Sanifill Merger").  The Sanifill Plan is no longer in existence.

(4)  Mr. Proto joined USA Waste in August 1996 in connection with the
     Sanifill Merger, at which time he became President and Chief
     Operating Officer of USA Waste. Mr. Sutherland-Yoest joined the Company in May 1994 in connection with USA Waste's acquisition of Envirofil and served as President and Chief Operating Officer of USA Waste until August 1996.


     The following table sets forth information concerning the grant of stock options during 1996 to the named executive officers:

                                                          OPTION GRANTS IN 1996



                                         Percentage                              Potential Realizable Value
                                          of Total                               at Assumed Annual Rate of
                            Number of     Options                               Stock Price Appreciation For
                              Shares     Granted to    Exercise                         Option Term(1)
                            Underlying   Employees       Price     Expiration
                 Name        Options         in       (per share)    Date             5%          10%
                             Granted    Fiscal 1996

 John E. Drury . . . . .    300,000        3.84%         $17.750    01/22/06   $7,983,407.18  $10,234,589.32
                            425,000        5.45%         $27.125    08/30/06  $14,999,553.30  $19,229,166.77
 Rodney R. Proto . . . .    212,500        2.72%         $21.250    02/16/06  $11,590,563.91  $14,858,901.59
                            610,000        7.82%         $27.125    08/30/06  $21,528,770.62  $27,599,509.95
 Donald F. Moorehead, Jr.   150,000        1.92%         $17.750    01/22/06   $3,991,703.58   $5,117,294.65
                             50,000        0.64%         $27.125    08/30/06   $1,764,653.33   $2,262,254.91
 David Sutherland-Yoest     150,000        1.92%         $17.750    01/22/06   $3,991,703.58   $5,117,294.65
                             50,000        0.64%         $27.125    08/30/06   $1,764,653.33   $2,262,254.91
 Earl E. DeFrates  . . .     50,000        0.64%         $17.750    01/22/06   $1,330,567.86   $1,705,764.88
                            100,000        1.28%         $27.125    08/30/06   $3,529,306.66   $4,524,509.83

______________

(1) The potential realizable value of each grant of options assuming that the market price of the underlying security appreciates in value from the date of grant to the end of the option term at the rates of 5% and 10% compounded annually.


     The following table sets forth information concerning the exercise of stock options during 1996 by USA Waste's named executive officers:

                                              OPTION EXERCISES AND YEAR-END VALUE TABLE(1)

                                                                                    Value of Unexercised In-
                                                       Number of Unexercised          the-Money Options at
                            Shares                  Options at December 31, 1996        December 31, 1996(2)
                           Acquired                             (Shares)
                 Name         on         Value
                           Exercise     Realized   Exercisable     Unexercisable     Exercisable   Unexercisable

 John E. Drury . . . . .                               510,000      1,490,000        $9,740,950.00 $19,086,800.00
 Rodney R. Proto . . . .                               807,500        610,000       $12,504,676.40  $2,894,450.00
 Donald F. Moorehead,Jr.                               193,500        369,000        $3,370,282.50  $4,711,521.13
 David Sutherland-Yoest      209,029   $3,256,391            0        459,353                $0.00  $5,979,255.00
 Earl E. DeFrates  . . .                               104,000        251,000          $722,180.00  $2,484,595.00

______________

(1) Includes exercise of warrants that were granted to such officers as compensation.

(2) Computed based upon the difference between aggregate fair market value based on NYSE Composite Tape closing price on December 31, 1996 (of $31.875 per share) and the aggregate exercise price.


     Employment Agreements. Messrs. Drury, Proto, Moorehead and Sutherland-Yoest are each parties to employment agreements with USA Waste, which have continuously renewing terms of five years until age 65 and which provide for the payment of minimum annual base salaries and for the participation by the employee in all USA Waste benefit plans and programs. In addition, Mr. Drury's employment agreement provided that USA Waste would purchase his former residence in Houston, Texas for $1,375,000, the fair market value of such residence at June 1, 1994.

     The employment agreements include provisions governing compensation and severance benefits upon termination of employment with USA Waste and upon certain changes of control of USA Waste. The agreements may be terminated by USA Waste other than for cause (as defined in the agreements) on the date five years after such notice is given. During that ensuing period, the employee would continue his employment on a part-time basis and be available to consult with USA Waste. Generally, the employee's compensation while on part-time status would be 75% of the average of the employee's compensation (including salary and bonus) for the two highest of the three years prior to the employee going on part-time status.

     In the event of a change of control of USA Waste, the employee may elect to receive a lump sum payment equal to three times the employee's average annualized base compensation includable in gross income over the five taxable years preceding the tax year in which the change of control occurs if, following such change in control, USA Waste seeks to terminate such officer without cause or takes any action adverse to such officer without his or her consent with respect to, among other things, his or her duties, level of compensation or benefits. The election by the employee to take the change of control payment would be in lieu of other benefits and rights under such employee's agreement except, generally, amounts payable under pension, insurance, and similar plans, reimbursement for legal and other advisory expenses and certain stock option and indemnification rights.

     Mr. DeFrates also currently has an employment agreement with USA Waste. Pursuant to the terms of his agreement, Mr. DeFrates has agreed to serve as a full-time employee of USA Waste for a period of three years (until September 26, 1997) with automatic three-year extensions thereafter unless the agreement is terminated by either party. The agreement provides for a minimum annual salary and for the participation by Mr. DeFrates in all USA Waste benefit programs. The employment agreement includes provisions governing termination and changes in control of USA Waste.

     The employment agreement entered into by Mr. DeFrates provides that if Mr. DeFrates voluntarily terminates his employment with USA Waste, USA Waste will pay him severance pay equal to 70% of his base salary in effect at termination for a period of three years. In addition, in the event there is a change in control of USA Waste after which USA Waste seeks to terminate him without cause or takes any action adverse to him without his consent with respect to, among other things, his duties, level of compensation or benefits, USA Waste is required to pay Mr. DeFrates a lump sum equal to three times the sum of his base salary in effect at termination and the highest bonus he received in the three-year period prior to termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     During 1996, Ms. Tufenkian, Mr. Moffett and Mr. Alexander Rangos served on the Compensation Committee of the Board of Directors. During 1996, no executive officer of USA Waste served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of USA Waste.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth information with respect to the beneficial ownership of USA Waste Common Stock as of April 30, 1997 by (1) each owner of more than 5% of such common stock, (2) each director of USA Waste, (3) certain executive officers of USA Waste, including its Chief Executive Officer and the four most highly compensated officers other than the Chief Executive Officer who were serving as officers at December 31, 1996, and (4) all executive officers and directors of USA Waste, as a group. Except as otherwise indicated below, each of the entities and persons named in the tables has sole voting and investment power with respect to all shares of common stock beneficially owned. Unless otherwise indicated, the address for each of the individuals or entities named in the table below is the principal executive offices of USA Waste.

                                                                            Number of       Percentage of
                                                Name                          Shares            Class

                              American Express Company and  . . . . . .     7,953,335(1)         5.2%
                                American Express Financial Corporation
                                200 Vesey Street
                                New York, New York  10285
                              Ralph F. Cox  . . . . . . . . . . . . . .        51,000(2)          *
                              John E. Drury . . . . . . . . . . . . . .     1,669,115(3)         1.1
                              Donald F. Moorehead, Jr.  . . . . . . . .     1,967,945(4)         1.2
                              David Sutherland-Yoest  . . . . . . . . .       355,691(5)          *
                              Earl E. DeFrates  . . . . . . . . . . . .       165,755(6)          *
                              Richard J. Heckmann . . . . . . . . . . .        20,439(7)          *
                              Larry J. Martin . . . . . . . . . . . . .     1,577,940(8)         1.0
                              William E. Moffett  . . . . . . . . . . .        16,665(9)          *
                              Rodney R. Proto . . . . . . . . . . . . .       869,599(10)         *
                              John G. Rangos, Sr. . . . . . . . . . . .     7,373,911            4.8
                              Alexander W. Rangos . . . . . . . . . . .     1,822,131(11)        1.3
                              Kosti Shirvanian  . . . . . . . . . . . .     9,501,061(12)        5.9
                              Savey Tufenkian . . . . . . . . . . . . .       998,746(13)         *
                              All directors and executive officers
                              as a group (16 persons) . . . . . . . . .    26,450,594           16.9

_________________________________
*  Less than 1%

(1) As of December 31, 1996 according to a Schedule 13G filed with the Securities and Exchange Commission by the named stockholders.

(2) Includes 42,500 shares issuable pursuant to options exercisable within 60 days.

(3) Includes 580,001 shares issuable pursuant to options exercisable within 60 days and 5,176 shares owned by Mr. Drury's spouse.

(4) Includes 239,501 shares issuable pursuant to options exercisable within 60 days and 239,323 shares owned by Mr. Moorehead's spouse.

(5) Includes 93,678 shares issuable pursuant to options exercisable within 60 days and 5,000 shares owned by Mr. Sutherland-Yoest's daughter.

(6) Includes 128,001 shares issuable pursuant to options exercisable within 60 days.

(7) Includes 10,000 shares issuable pursuant to options exercisable within 60 days.

(8) Includes 21,250 shares issuable pursuant to options exercisable within 60 days.

(9) Includes 16,665 shares issuable pursuant to options exercisable within 60 days.

(10) Includes 807,500 shares issuable pursuant to options exercisable within 60 days.

(11) Includes 90,709 shares issuable pursuant to options exercisable within 60 days and 1,210,008 shares held by John Rangos Development Corporation, Inc.

(12) Includes 2,787,000 shares issuable pursuant to options exercisable within 60 days.

(13) Includes 611,084 shares issuable pursuant to options exercisable within 60 days and 16,901 shares owned by Ms. Tufenkian's spouse.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with USA Waste's merger (the "Western Merger") with Western in May 1996, Kosti Shirvanian became a Vice Chairman of USA Waste and a member of the Executive Committee of the USA Waste Board of Directors. USA Waste and Mr. Shirvanian entered into an employment agreement effective as of the effective time of the Western Merger providing for an annual salary of $500,000 (to be increased by a minimum of 10% per year), a guaranteed annual bonus of $250,000 and a discretionary annual bonus of up to $250,000. Pursuant to his employment agreement, Mr. Shirvanian is also entitled to receive additional compensation from USA Waste as its compensation committee may determine.

     In addition, USA Waste assumed, pursuant to the employment agreement with Mr. Shirvanian, certain obligations with respect to a split dollar life insurance agreement (the "Insurance Agreement") entered into in 1995 by Western and Mr. and Mrs. Kosti Shirvanian and Ms. Linda Shirvanian, as trustee for the Kosti and Marian Shirvanian Family 1995 Irrevocable Trust (the "Trust"). The Insurance Agreement provides for life insurance on the life of Mr. Shirvanian or the lives of Mr. and Mrs. Shirvanian. The beneficiary of the policy is the Trust. The beneficiaries of the Trust are the descendants of Mr. and Mrs. Shirvanian. Under the Insurance Agreement, the premium payment obligations are split between Western and the Trust. The estimated discounted single premium payment required to pay in full the obligations under the Insurance Agreement would be approximately $7 million, of which approximately $2.35 million represents the Trust's share of such premium. In connection with the Western Merger, USA Waste assumed the payment obligations of both Western and the Trust. All premium payments made by USA Waste or Western are recoupable out of the death benefits of such policy.

     Pursuant to his employment agreement, Mr. Shirvanian was granted options to purchase 900,000 shares of USA Waste Common Stock at an exercise price equal to the closing trading price on the NYSE for USA Waste Common Stock on the effective date of the Western Merger. On each of the first four anniversary dates of the effective date of the Western Merger, Mr. Shirvanian is entitled to additional grants of options to purchase 162,500 shares of USA Waste Common Stock at an exercise price equal to the fair market value of the USA Waste Common Stock at the date of grant. The options will expire 10 years from the date of grant and will vest at a rate of 20% annually.

     The agreement provides that upon a change of control of USA Waste while
Mr. Shirvanian is still an employee or within 12 months after Mr. Shirvanian is placed on part-time status, Mr. Shirvanian will be entitled, at his election, to receive a lump sum amount equal to three times the sum of his then base salary and guaranteed bonus, less $1.00.

     Mr. Shirvanian's employment agreement is for a continually renewing term of five years from the effective date of the Western Merger, subject to termination under certain circumstances. At all times during the term of the employment agreement, and for a period of two years after the termination of his employment, Mr. Shirvanian has agreed not to compete with the business of USA Waste.

     In January 1996, Western's Board of Directors approved the payment of a $750,000 bonus to Mr. Shirvanian prior to the Western Merger which payment was made to Mr. Shirvanian in January 1996.

     Pursuant to the terms of the Western Merger, USA Waste and the Shirvanian Family Investment Partnership (the "Partnership"), of which Kosti
Shirvanian, a director of USA Waste, is a general partner, transferred to USA Waste the Partnership's interests in the land and improvements constituting a portion of a transfer station in Carson, California, in exchange for the issuance by USA Waste of 337,500 shares of USA Waste Common Stock.

     In connection with USA Waste's merger with Chambers, USA Waste entered into an employment agreement with Alexander W. Rangos similar to the employment agreements with Messrs. Moorehead and Drury, and into consulting and non-compete agreements with each of John G. Rangos, Sr. and John G. Rangos, Jr. The employment agreement with Alexander Rangos is for a five-year term at a base salary of $275,000 per year. The consulting and non-compete agreements with each of John G. Rangos, Sr. and John G. Rangos, Jr. provide for annual compensation of $450,000 and $250,000, respectively, and are for a term of five years. In connection with the Sanifill Merger, USA Waste agreed to accelerate payments under such employment and consulting agreements, John G. Rangos, Sr. resigned as Vice Chairman (but remains a director of USA Waste), and Alexander
W. Rangos became Vice Chairman of the Board of Directors and resigned as an Executive Vice President of USA Waste. On December 29, 1994, Chambers made unconditional promises to contribute $3,000,000 to certain charitable organizations at the direction of John G. Rangos, Sr. On December 18, 1995, USA Waste agreed that an additional $2,000,000 would be funded in connection with charitable contributions pursuant to such arrangements. In addition, USA Waste filed a shelf registration statement relating to 4,000,000 shares of USA Waste Common Stock held by John G. Rangos, Sr., Alexander W. Rangos and John G. Rangos, Jr. and one of their affiliates.

     In August 1995, USA Waste exercised an option to purchase real estate from Mr. John Rangos, Sr. and Mr. Michael J. Peretto, a former director of Chambers, and certain members of his family. The real estate is adjacent to USA Waste's Monroeville, Pennsylvania landfill. The option to purchase the real estate was originally granted to Chambers pursuant to an agreement among the parties dated July 8, 1993. The total consideration paid by USA Waste for the real estate was $2,986,118, of which $2,103,585 was paid to Mr. Rangos and $882,533 was paid to Mr. Peretto and members of his family.

     In connection with USA Waste's acquisition of Envirofil in May 1994, SMMI, in its capacity as financial advisor to Envirofil received a fee of $850,000. In 1995, USA Waste called for redemption its 8% Convertible Subordinated Debentures, and in connection with such transaction, entered into a standby agreement with SMMI, pursuant to which SMMI received $200,000 and reimbursement for its legal fees. Prior to joining USA Waste, Mr. Drury was a Managing Director and shareholder of SMMI and remains a director thereof.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USA WASTE SERVICES, INC.


                                   By:  /s/ Earl E. DeFrates
                                        Earl E. DeFrates, Executive Vice
                                        President and Chief Financial Officer