Form 10-Q
period 1997-03-31
USA WASTE SERVICES INC
filed 1997-05-15
CIK 823768

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM  _____________  TO  _____________

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

                                  1001 FANNIN
                                   SUITE 4000
                              HOUSTON, TEXAS 77002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (713) 512-6200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                   NO CHANGE
  (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

                           -------------------------

                 INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES  X     NO
                                  ---       ---
NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT OUTSTANDING AT MAY 13, 1997, WAS 156,409,046.

Part I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            USA WASTE SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                  (UNAUDITED)

                                                            MARCH 31,        DECEMBER 31,
                                                              1997              1996
                                                              ----              ----
ASSETS
Current assets:
     Cash and cash equivalents                            $   23,441          $   23,511
     Accounts receivable, net                                266,782             210,038
     Notes and other receivables                              32,636              25,579
     Deferred income taxes                                    34,666              39,714
     Prepaid expenses and other                               35,306              41,139
                                                          ----------          ----------
          Total current assets                               392,831             339,981

Notes and other receivables                                   45,399              49,059
Property and equipment, net                                2,260,151           1,810,251
Excess of cost over net assets
  of acquired businesses, net                                721,318             433,913
Other intangible assets, net                                  86,253              83,486
Other assets                                                 180,843             113,815
                                                          ----------          ----------
          Total assets                                    $3,686,795          $2,830,505
                                                          ----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $  110,818          $   94,900
     Accrued liabilities                                     152,356             172,916
     Deferred revenues                                        27,992              23,450
     Current maturities of long-term debt                     31,025              28,695
                                                          ----------          ----------
          Total current liabilities                          322,191             319,961

Long-term debt, less current maturities                    1,423,358           1,158,305
Deferred income taxes                                         93,942               8,786
Closure, post-closure, and other liabilities                 178,356             188,177
                                                          ----------          ----------
          Total liabilities                                2,017,847           1,675,229
                                                          ----------          ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $1.00 par value; 10,000,000
          shares authorized;  none issued                        --                   --
     Common stock, $.01 par value;
         300,000,000 shares authorized; 154,133,595 and
         139,609,250 shares issued, respectively               1,541               1,396
     Additional paid-in capital                            1,720,326           1,255,856
     Accumulated deficit                                     (36,522)            (85,649)
     Foreign currency translation adjustment                 (15,913)            (15,843)
     Less treasury stock at cost, 23,485 shares                 (484)               (484)
                                                          ----------          ----------
          Total stockholders' equity                       1,668,948           1,155,276
                                                          ----------          ----------
          Total liabilities and stockholders' equity      $3,686,795          $2,830,505
                                                          ==========          ==========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                    1997                  1996
                                                    ----                  ----
                                                                       (RESTATED)
Operating revenues                                $364,905              $282,525
                                                  --------              --------

Costs and expenses:
     Operating                                     187,723               158,956
     General and administrative                     42,794                36,704
     Depreciation and amortization                  45,589                32,701
                                                  --------              --------
                                                   276,106               228,361
                                                  --------              --------
Income from operations                              88,799                54,164
                                                  --------              --------

Other income (expense):
      Interest expense                             (11,957)              (11,227)
      Interest and other income, net                 5,037                 3,145
                                                  --------              --------
                                                    (6,920)               (8,082)
                                                  --------              --------

Income before income taxes                          81,879                46,082
Provision for income taxes                          32,752                18,430
                                                  --------              --------
Net income                                        $ 49,127              $ 27,652
                                                  ========              ========

Primary earnings per common share                 $   0.32              $   0.21
                                                  ========              ========

Fully diluted earnings per common share           $   0.32              $   0.21
                                                  ========              ========

Primary weighted average number of common
     and common equivalent shares
     outstanding                                   159,472               132,362
                                                  ========              ========
Fully diluted weighted average number of
     common and common equivalent shares
     outstanding                                   163,548               132,560
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

                            USA WASTE SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                 (UNAUDITED)





                                                                                                       FOREIGN
                                                                          ADDITIONAL                  CURRENCY
                                               PREFERRED      COMMON       PAID-IN     ACCUMULATED    TRANSLATION   TREASURY
                                                 STOCK        STOCK        CAPITAL       DEFICIT      ADJUSTMENT      STOCK
                                                 -----        -----        -------       -------      ----------      -----


Balance, December 31, 1996                       $--          $1,396      $1,255,856    $(85,649)       $(15,843)     $(484)
    Common stock options and warrants
     exercised, including tax benefits            --              10          17,181          --              --         --
    Common stock issued in purchase
     acquisitions and development projects        --              14          49,443          --              --         --
    Common stock issued for acquisitions
     accounted for as poolings of
     interests                                    --               4           1,094          --              --         --
    Common stock issued in public offering        --             115         387,323          --              --         --
    Foreign currency translation
     adjustment                                   --              --              --          --             (70)        --
    Other                                         --               2           9,429          --              --         --
    Net income                                    --              --              --      49,127              --         --
                                                  --          ------      ----------    --------        --------      -----
Balance, March 31, 1997                          $--          $1,541      $1,720,326    $(36,522)       $(15,913)     $(484)
                                                  ==          ======      ==========    ========        ========      =====




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                     1997            1996
                                                     ----            ----
                                                                  (RESTATED)
Cash flows from operating activities:
       Net cash provided by operating activities   $      182       $  39,471
                                                   ----------       ---------

Cash flows from investing activities:
     Acquisitions of businesses, net of cash
      acquired                                       (567,940)        (90,456)
     Capital expenditures                             (66,755)        (53,046)
     Loans and advances to others                      (6,944)         (8,177)
     Collection of loans to others                      4,388           1,158
     Proceeds from sale of assets                      18,305           1,441
     Change in restricted funds                         9,409             948
                                                   ----------       ---------
       Net cash used in investing activities         (609,537)       (148,132)
                                                   ----------       ---------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt       1,075,995         144,088
     Principal payments on long-term debt            (863,723)        (27,578)
     Net proceeds from issuance of common stock       387,438             712
     Proceeds from exercise of common stock
      options and warrants                              9,346           2,516
     Other                                               (621)            392
                                                   ----------       ---------
       Net cash provided by financing activities      608,435         120,130
                                                   ----------       ---------

Effect of exchange rate changes on cash and
  cash equivalents                                        850              12
                                                   ----------       ---------

Increase (decrease) in cash and cash equivalents          (70)         11,481
Cash and cash equivalents at beginning of period       23,511          21,058
                                                   ----------       ---------
Cash and cash equivalents at end of period         $   23,441       $  32,539
                                                   ==========       =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The condensed consolidated balance sheets of USA Waste Services, Inc. and subsidiaries (the "Company") as of March 31, 1997 and December 31, 1996, the condensed consolidated statements of operations for the three months ended March 31, 1997 and 1996, the condensed consolidated statement of stockholders' equity for the three months ended March 31, 1997, and the condensed consolidated statements of cash flows for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The condensed balance sheet data at December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended on Form 10-K/A filed April 30, 1997.

1. BUSINESS COMBINATIONS

On January 1, 1997, the Company consummated two mergers with California collection companies accounted for as poolings of interests, pursuant to which the Company issued 356,824 shares of its common stock. Periods prior to 1997 were not restated to include the accounts and operations of the acquired companies as combined results are not materially different from the results as presented.

On March 12, 1997, the Company acquired all of the Canadian solid waste subsidiaries of Allied Waste Industries, Inc., representing 41 collection businesses, seven landfills, and eight transfer stations in the provinces of Alberta, British Columbia, Manitoba, Ontario, Quebec, and Saskatchewan for approximately $518,000,000 in cash. The acquisition was accounted for as a purchase.

During the three months ended March 31, 1997, in addition to the above described transactions, the Company acquired 28 collection businesses and three transfer stations for approximately $49,940,000 in cash, $16,734,000 in liabilities incurred or debt assumed, and 1,389,167 shares of the Company's common stock. These acquisitions were accounted for as purchases.

The unaudited pro forma information set forth below assumes 1997 first quarter and 1996 acquisitions accounted for as purchases occurred at the beginning of 1996. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                               Three Months Ended March 31,
                                               ----------------------------
                                                 1997                1996
                                                 ----                ----
Operating revenues                             $428,999          $438, 919
Net income                                       54,720             44,771
Primary earnings per common share                  0.35               0.33
Fully diluted earnings per common share            0.35               0.33


2.  DIVESTITURES

In connection with the Company's merger with Sanifill, Inc., consummated on August 30, 1996, the United States Department of Justice ordered the divesture of certain solid waste collection and disposal assets and operations in Houston, Texas. On January 31, 1997, the Company sold these assets to TransAmerican Waste Industries, Inc. ("TransAmerican") for $13,600,000 in cash plus warrants to purchase 1,500,000 shares of TransAmerican's common stock at an exercise price of $1.50 per share. The warrants are exercisable for a period of five years.

3. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                        March 31,          December 31,
                                                                          1997                 1996
                                                                          ----                 ----
     Revolving credit facility                                          $  105,000          $  637,000
     Senior notes, maturing in varying annual installments
      through June 2005, interest ranging from 7.29% to 8.44%              107,500             107,500
     Convertible subordinated debentures, interest at 5%                   115,000             115,000
     Convertible subordinated notes, interest at 4%                        535,275                  --
     Note payable to bank, interest at Banker's Acceptance plus
      0.45%                                                                350,000                  --
     Subordinated debt, maturing in varying monthly installments
      through January 2008, interest ranging from 7.25% to 10%               5,543               5,589
     Industrial revenue bonds, principal payable in annual
      installments, maturing in 1996-2021, variable interest
      rates (3.1% to 3.4% at March 31, 1997), enhanced by
      letters of credit                                                    162,804             164,639
     Other                                                                  73,261             157,272
                                                                        ----------          ----------
                                                                         1,454,383           1,187,000
     Less current maturities                                                31,025              28,695
                                                                        ----------          ----------
                                                                        $1,423,358          $1,158,305
                                                                        ==========          ==========

At December 31, 1996, the Company had borrowed $637,000,000 under its $1,200,000,000 senior revolving credit facility. The credit facility was used to refinance existing bank loans and letters of credit and to fund additional acquisitions and working capital. The credit facility was available for standby letters of credit of up to $400,000,000. Loans under the credit facility bore interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread set at 0.30% per annum, or an applicable interest rate of 5.87% per annum at December 31, 1996). The credit facility required a facility fee not to exceed 0.375% per annum on the entire available credit facility (facility fee set at 0.15% per annum at December 31, 1996).
The credit facility contained financial covenants with respect to interest coverage and debt capitalization ratios. The credit facility also contained limitations on dividends, additional indebtedness, liens, and asset sales. Principal reductions were not required during the five-year term of the credit facility. On March 5, 1997, the credit facility was replaced with a $1,600,000,000 senior revolving credit facility with the same general terms, covenants, and limitations, which is available for standby letters of credit of up to $500,000,000. At March 31, 1997, the Company had borrowed $105,000,000 under its $1,600,000,000 senior revolving credit facility. The applicable interest rate and facility fee at March 31, 1997 were 6.15% per annum
(including the spread set at 0.30% per annum) and 0.15% per annum, respectively.

On February 7, 1997, the Company issued $535,275,000 of 4% convertible subordinated notes, due on February 1, 2002 ("Notes Offering"). Interest is payable semi-annually in February and August. The notes are convertible into shares of the Company's common stock at a conversion price of $43.56 per share. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined. The notes are redeemable after February 1, 2000 at the option of the Company at 101.6% of the principal amount, declining to 100.8% of the principal amount on February 1, 2001 and thereafter until maturity, plus accrued interest. Deferred offering costs of approximately $14,000,000 were incurred and are being amortized ratably over the life of the notes. The proceeds were primarily used to repay debt under the Company's credit facility, to fund acquisitions, and for general corporate purposes.

On February 7, 1997, concurrent with the Notes Offering, the Company completed a public offering of 11,500,000 shares of its common stock, priced at $35.125 per share. The net proceeds of approximately $387,438,000 were primarily used to repay debt under the Company's credit facility and for general corporate purposes.

On March 12, 1997, the Company borrowed $350,000,000 from a Canadian bank to facilitate the acquisition of the Canadian solid waste subsidiaries of Allied Waste Industries, Inc. (see Note 1). The note bears interest at Banker's Acceptance plus 0.45%. On April 21, 1997, the Company retired the $350,000,000 Canadian borrowings with proceeds from its domestic credit facility.

Other long-term debt at March 31, 1997 and December 31, 1996 consists of miscellaneous notes payable and obligations under capital leases. Other long-term debt at December 31, 1996 also included $83,475,000 payable to the former owners of a landfill and collection operation acquired by the Company in December 1996. This amount was paid in January 1997 through additional borrowings under the credit facility.

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

Litigation -- On or about March 8, 1993, an action was filed in the United States District Court for the Western District of Pennsylvania, captioned Option Resource Group, et al. v. Chambers Development Company, Inc., et al., Civil Action No. 93-354. This action was brought by a market maker in options in Chambers stock and two of its general partners and asserts federal securities law and common law claims alleging that Chambers, in publicly disseminated materials, intentionally or negligently misstated its earnings and that Chambers' officers and directors committed mismanagement and breach of fiduciary duties. These plaintiffs allege that, as a result of large amounts of put options traded on the Chicago Board of Options Exchange between March 13 and March 18, 1992, they engaged in offsetting transactions resulting in approximately $2,100,000 in losses. The plaintiffs in Option Resource Group had successfully requested exclusion from a now settled class action of consolidated suits instituted on similar claims ("Class Action") and Option Resource Group is continuing as a separate lawsuit. In response to discovery on damages, the plaintiffs reduced their damages claim to $433,000 in alleged losses, plus interest and attorneys' fees, for a total damage claim of $658,000 as of August 21, 1995. By order dated April 11, 1997, the Court denied plaintiffs' previously filed motion for summary judgement. Discovery has been completed, and a trial date is expected to be set for later in 1997. The Company intends to continue to vigorously defend against this action. Management of the Company believes the ultimate resolution of this case will not have a material adverse effect on the Company's financial position or results of operations.

On August 3, 1995, Frederick A. Moran and certain related persons and entities filed a lawsuit against Chambers, certain former officers and directors of Chambers, and Grant Thornton, LLP, in the United States District Court for the Southern District of New York under the caption Moran, et al. v. Chambers, et al., Civil Action No. 95-6034. Plaintiffs, who claim to represent approximately 484,000 shares of Chambers stock, requested exclusion from the settlement agreements which resulted in the resolution of the Class Action and assert that they have incurred losses attributable to shares purchased during the class period and certain additional losses by reason of alleged management misstatements during and after the class period. The claimed losses include damages to Mr. Moran's business and reputation. The Judicial Panel on Multidistrict Litigation has transferred this case to the United States District Court for the Western District of Pennsylvania. The Company has filed its answer to the complaint and intends to vigorously defend against these claims. The case is currently in discovery, which is scheduled to close in June 1997. Management of the Company believes the ultimate resolution of this case will not have a material adverse effect on the Company's financial position or results of operations.

The Company is a party to various other litigation matters arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position and results of operations. In the normal course of its business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings and investigations involving federal, state, or local agencies. To date, the Company has not been required to pay any material fine or had a judgment entered against it for violation of any environmental law. From time to time, the Company also may be subjected to actions brought by citizen's groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. From time to time, the Company is also subject to claims for personal injury or property damage arising out of accidents involving its vehicles or other equipment.

Insurance -- The Company carries a broad range of insurance coverages, which management considers prudent for the protection of the Company's assets and operations. Some of these coverages are subject to varying retentions of risk by the Company. The casualty coverages currently include $2,000,000 primary commercial general liability and $1,000,000 primary automobile liability supported by $150,000,000 in umbrella insurance protection. The property policy provides insurance coverage for all of the Company's real and personal property, including California earthquake perils. The Company also carries $200,000,000 in aircraft liability protection.

The Company maintains workers' compensation insurance in accordance with laws of the various states and countries in which it has employees. The Company also currently has an environmental impairment liability ("EIL") insurance policy for certain of its landfills, transfer stations, and recycling facilities that provides coverage for property damages and/or bodily injuries to third parties caused by off-site pollution emanating from such landfills, transfer stations, or recycling facilities. This policy provides $5,000,000 of coverage per incident with a $10,000,000 aggregate limit.

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

5. SUBSEQUENT EVENTS

On April 1, 1997, the Company acquired substantially all of the assets of Mid-American Waste Systems, Inc. for approximately $201,000,000, consisting primarily of cash and a limited amount of debt assumption. The assets acquired include eleven collection businesses, eleven landfills, six transfer stations, and three recycling businesses. The acquisition will be accounted for as a purchase.

On March 21, 1997, a Canadian subsidiary of the Company and WMX Technologies, Inc.'s Waste Management, Inc. subsidiary ("WMX") jointly executed a letter of intent whereby the Company will acquire the majority of WMX's Canadian solid waste businesses for approximately $186,000,000, including $124,000,000 in cash and $62,000,000 in Company common stock. The assets to be acquired include 13 collection businesses, one landfill, and three transfer stations in the provinces of Alberta, British Columbia, Ontario, and Quebec. The acquisition, which is expected to close by May 31, 1997, is subject to regulatory approval and final negotiation and execution of a definitive sales agreement. The acquisition will be accounted for as a purchase.

From April 1, 1997 through May 5, 1997, in addition to the two aforementioned transactions, the Company acquired eight collection businesses, one landfill, and one transfer station for approximately $41,437,000 in cash, $325,000 in liabilities incurred or debt assumed, and 404,506 shares of the Company's common stock. These acquisitions were accounted for as purchases.

The unaudited pro forma information set forth below assumes 1997 and 1996 acquisitions accounted for as purchases occurred at the beginning of 1996. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                                 Three Months Ended March 31,
                                                 ---------------------------
                                                   1997               1996
                                                   ----               ----
Operating revenues                               $463,057          $472,977
Net income                                         57,608            47,659
Primary earnings per common share                    0.36              0.35
Fully diluted earnings per common share              0.37              0.35

On April 14, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire United Waste Systems, Inc. ("United") through a merger transaction ("United Merger"). The United Merger is subject to, among other conditions, antitrust clearance and approval of both companies' stockholders. It is anticipated that the United Merger will be completed in the third quarter of 1997 and that it will be accounted for as a pooling of interests. The Merger Agreement provides that on the effective date of the United Merger, the Company will issue 1.075 shares of its common stock for each share of United outstanding common stock. Additionally, at the effective date of the United Merger, all United stock options, whether or not such stock options have vested or become exercisable, will be cancelled in exchange for shares of the Company's common stock equal in market value to the fair value of such United stock options, as determined by an independent third party. The United Merger is expected to increase the Company's outstanding shares of common stock by approximately 47,800,000 shares. Following the United Merger, the Company's Board of Directors will include two members designated by United.

6. EARNINGS PER COMMON SHARE

Primary earnings per common share for the three months ended March 31, 1997 is computed by dividing net income, after adjusting for the after-tax interest expense of approximately $1,830,000 on the Company's 4% convertible subordinated notes that are considered to be common stock equivalents based upon the yield test at the time of issuance, by the weighted average number of common and dilutive common equivalent shares outstanding of 159,472,000. Fully diluted earnings per common share for the three months ended March 31, 1997 is computed by dividing net income, after adjusting for the after-tax interest expense of approximately $1,830,000 and $851,000 on the Company's 4% convertible subordinated notes and 5% convertible subordinated debentures, respectively, by the weighted average number of common, dilutive common equivalent, and all other potentially dilutive equivalent shares outstanding of 163,548,000.

Primary and fully diluted earnings per common shares for the three months ended March 31, 1996 are computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding of 132,362,000 and 132,560,000, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully-diluted earnings per share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The following pro forma earnings per common share information assumes SFAS No. 128 was adopted in 1996 (in thousands, except per share amounts):

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1997              1996
                                                  ----              ----
Reported:
      Primary earnings per common share           $0.32             $0.21
      Weighted average number of common
       and common equivalent shares
       outstanding                              159,472           132,362

      Fully diluted earnings per common
       share                                      $0.32             $0.21
      Fully diluted weighted average
       number of common and common
       equivalent shares outstanding            163,548           132,560

Pro forma:
      Basic earnings per common share             $0.33             $0.22
      Basic weighted averages shares
       outstanding                              147,680           127,996

      Diluted earnings per common share           $0.32             $0.21
      Diluted weighted average shares
       outstanding                              163,534           132,362

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews the Company's operations for the three months ended March 31, 1997 and 1996, and should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere herein as well as the Company's consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended on Form 10-K/A filed April 30, 1997.

INTRODUCTION

The Company provides non-hazardous solid waste management services, consisting of collection, transfer, disposal, recycling, and other miscellaneous services. Since August 1990, the Company has experienced significant growth principally through the acquisition and integration of solid waste businesses and is now the third largest non-hazardous solid waste company in North America. The Company conducts operations through subsidiaries in multiple locations throughout the United States, Canada, Puerto Rico, and Mexico. The Company owns or operates 203 collection businesses, 80 transfer stations, 119 landfills, and 20 recycling businesses serving more than 2,000,000 customers.

The Company's operating revenues consist primarily of fees charged for its collection and disposal services. Operating revenues for collection services include fees from residential, commercial, industrial, and municipal collection customers. A portion of these fees are billed in advance; and upon receipt of payment a liability for future service is recorded and operating revenues are recognized as services are actually provided. Fees for residential services are normally based on the type and frequency of service. Fees for commercial and industrial services are normally based on the type and frequency of service and the volume of solid waste collected.

The Company's operating revenues from its landfill operations consist of disposal fees (known as tipping fees) charged to third parties and are normally billed monthly. Tipping fees are based on the volume or weight of solid waste disposed of at the Company's landfill sites. Fees are charged at transfer stations based on the volume or weight of solid waste deposited, taking into account the Company's cost of loading, transporting, and disposing of the solid waste at a landfill. Intercompany operating revenues between the Company's collection, transfer, and landfill operations have been eliminated in the condensed consolidated financial statements presented elsewhere herein.

Operating expenses include direct and indirect labor and the related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, tipping fees paid to third party landfills, property taxes, and accruals for future landfill closure and post-closure costs. Certain direct landfill development expenditures are capitalized and depreciated over the estimated useful life of a site as capacity is consumed, and include acquisition, engineering, upgrading, construction, and permitting costs. All indirect development expenses, such as administrative salaries and general corporate overhead, are charged to expense in the period incurred.

General and administrative costs include management salaries, clerical and administrative costs, professional services, facility rentals, and related insurance costs, as well as costs related to the Company's marketing and sales force.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percent for the various Condensed Consolidated Statements of Operations line items:

                                                     PERIOD TO PERIOD
                                                      CHANGE FOR THE
                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                       1997 AND 1996
                                                       -------------
                                                       $           %
                                                      ---         ---
Operating revenues                                  $82,380      29.2 %
                                                    -------

Costs and expenses:
     Operating                                       28,767      18.1
     General and administrative                       6,090      16.6
     Depreciation and amortization                   12,888      39.4
                                                    -------
                                                     47,745      20.9
                                                    -------
Income from operations                               34,635      63.9
                                                    -------

Other income (expense):
     Interest expense                                  (730)     (6.5)
     Interest and other income, net                   1,892      60.2
                                                    -------
                                                      1,162      14.4
                                                    -------

Income before income taxes                           35,797      77.7
Provision for income taxes                           14,322      77.7
                                                    -------
Net income                                          $21,475      77.7 %
                                                    =======

The following table presents, for the periods indicated, the percentage relationship that the various Condensed Consolidated Statements of Operations line items bear to operating revenues:

                                            Three Months Ended March 31,
                                            ---------------------------
                                                1997             1996
                                                ----             ----
Operating revenues:
     Collection                                 55.7%            53.7%
     Transfer stations                          11.0             10.1
     Disposal                                   28.6             28.0
     Other                                       4.7              8.2
                                               -----            -----
                                               100.0            100.0
                                               -----            -----

Costs and expenses:
     Operating                                  51.5             56.2
     General and administrative                 11.7             13.0
     Depreciation and amortization              12.5             11.6
                                               -----            -----
                                                75.7             80.8
                                               -----            -----
Income from operations                          24.3             19.2
                                               -----            -----


Other income (expense):
     Interest expense                           (3.3)            (4.0)
     Interest and other income, net              1.5              1.1
                                               -----            -----
                                                (1.8)            (2.9)
                                               -----            -----

Income before income taxes                      22.5             16.3
Provision for income taxes                       9.0              6.5
                                               -----            -----
Net income                                      13.5%             9.8%
                                               =====            =====


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Operating Revenues

Operating revenues increased $82,830,000, or 29.2%, for the three months ended March 31, 1997 compared to respective prior year period. This increase is primarily attributable to acquisitions, in both 1997 and 1996, which resulted in an increase in operating revenues of $72,095,000. Internal growth of comparable businesses resulted in an increase in operating revenues of $29,193,000, consisting of increases of 2.3% due to pricing and 8.1% due to volumes. The remaining decrease in operating revenues was primarily the result of dispositions of certain solid waste collection and disposal operations in Houston, Texas, in 1997, related to the Company's merger with Sanifill, Inc. in August 1996, and dispositions of non-core businesses in 1997 and 1996.

Operating Costs and Expenses

Operating costs and expenses increased $28,767,000, or 18.1%, for the three months ended March 31, 1997 compared to the respective prior year period, however, have decreased as a percentage of operating revenues from 56.2% in 1996 to 51.5% in 1997. The net increase in operating costs and expenses is primarily attributable to the effect of new acquisitions, net of dispositions, which resulted in an increase of $48,736,000. The increase was offset by a decrease of $9,414,000 related to increased utilization of internal disposal capacity from 40.3% in 1996 to 50.8% in 1997 and a decrease of $10,555,000 related to improvements in comparable operations, primarily resulting from operating synergies realized from tuck-in acquisitions and mergers with Sanifill, Inc. and Western Waste Industries in August 1996 and May 1996, respectively. The decrease in operating costs and expenses as a percentage of operating revenues is the result of increased utilization of internal disposal capacity, synergies related to the aforementioned mergers and tuck-in acquisitions, and the inclement weather conditions experienced in the first quarter of 1996.

General and Administrative

General and administrative expenses have increased $6,090,000, or 16.6%, for the three months ended March 31, 1997 compared to the respective prior year period. As a percentage of operating revenues, however, general and administrative expenses decreased from 13.0% in 1996 to 11.7% in 1997. The decrease in general and administrative expenses as a percentage of operating revenues is primarily the result of the Company's ability to integrate new business acquisitions without a proportionate increase in general and administrative expenses as well as cost reductions resulting from mergers with Sanifill, Inc. and Western Waste Industries in August 1996 and May 1996, respectively.

Depreciation and Amortization

Depreciation and amortization increased $12,888,000, or 39.4%, for the three months ended March 31, 1997 compared to the respective prior year period. As a percentage of operating revenues, depreciation and amortization increased from
11.6% in 1996 to 12.5% in 1997.   The increase in depreciation and amortization
is primarily related to acquisitions and upgrades to existing operations as well as increased landfill disposal volumes. The increase in depreciation and amortization as a percentage of operating revenues is primarily the result of increased utilization of internal disposal capacity, as the resulting increased internal operating revenues are eliminated in consolidation. This increase in depreciation and amortization related to the internalization of landfill disposal volumes is offset by the aforementioned decrease in operating costs and expenses.

Income from Operations

Income from operations increased $34,635,000, or 63.9%, for the three months ended March 31, 1997 compared to the respective prior year period. As a percentage of operating revenues, income from operations increased from 19.2% in 1996 to 24.3% in 1997. The improvement in income from operations as a percentage of operating revenues is the result of economies of scale realized by the Company with respect to recent acquisitions, dispositions of less profitable businesses, and improvements in comparable operations.

Other Income and Expense

Other income and expense consists of interest expense, interest income, and other income. Interest expense, gross of amounts capitalized, increased due to an increase in the Company's outstanding debt balance. Capitalized interest was $5,214,000 and $3,875,000 for the three months ended March 31, 1997 and 1996, respectively. The increase in capitalized interest is due to increased development activity incurred in connection with disposal sites. The increase in other income in 1997 is primarily related to realization of a portion of the deferred gain recorded in connection with the 1996 sale of certain nonhazardous oil field waste disposal operations.

Provision for Income Taxes

The Company recorded provision for income taxes of $32,752,000 and $18,430,000 for the three months ended March 31, 1997 and 1996, respectively. The differences in provision for income taxes at the federal statutory rate and the reported amounts recorded relate primarily to state and local income taxes.

Net Income

For reasons discussed above, net income increased $21,475,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements basically stem from (i) its working capital needs for its ongoing operations, (ii) capital expenditures for cell construction and expansion of its landfill sites as well as new trucks and equipment for its collection operations, and (iii) business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds and secondly from various financing sources available to the Company, including the incurrence of debt and the issuance of its common stock. It is further part of the Company's strategy to minimize working capital while maintaining available commitments under bank credit agreements to fund any capital needs in excess of internally generated cash flow.

As of March 31, 1997, the Company had working capital of $70,640,000 (a ratio of current assets to current liabilities of 1.22:1) and a cash balance of $23,441,000, which compares to working capital of $20,020,000 (a ratio of current assets to current liabilities of 1.06:1) and a cash balance of $23,511,000 as of December 31, 1996. For the first three months of 1997, net cash from operations was approximately $182,000 and net cash from financing activities was approximately $609,537,000. These funds were used primarily to fund investments in other businesses of $567,940,000 and for capital expenditures of approximately $66,755,000.

The Company's capital expenditure and working capital requirements have increased reflecting the Company's business strategy of growth through acquisitions and development projects. The Company intends to finance the remainder of its 1997 capital expenditures through internally generated cash flow and amounts available under its revolving credit facility.

At December 31, 1996, the Company had borrowed $637,000,000 under its $1,200,000,000 senior revolving credit facility. The credit facility was used to refinance existing bank loans and letters of credit and to fund additional acquisitions and working capital. The credit facility was available for standby letters of credit of up to $400,000,000. Loans under the credit facility bore interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread set at 0.30% per annum, or an applicable interest rate of 5.87% per annum at December 31, 1996). The credit facility required a facility fee not to exceed 0.375% per annum on the entire available credit facility (facility fee set at 0.15% per annum at December 31, 1996).
The credit facility contained financial covenants with respect to interest coverage and debt capitalization ratios. The credit facility also contained limitations on dividends, additional indebtedness, liens, and asset sales. Principal reductions were not required during the five-year term of the credit facility. On March 5, 1997, the credit facility was replaced with a $1,600,000,000 senior revolving credit facility with the same general terms, covenants, and limitations, which is available for standby letters of credit of up to $500,000,000. At March 31, 1997, the Company had borrowed $105,000,000 under its $1,600,000,000 senior revolving credit facility. The applicable interest rate and facility fee at March 31, 1997 were 6.15% per annum
(including the spread set at 0.30% per annum) and 0.15% per annum, respectively.

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

On March 12, 1997, the Company acquired all of the Canadian solid waste subsidiaries of Allied Waste Industries, Inc. for approximately $518,000,000 in cash. In connection with this transaction, the Company's Canadian subsidiary borrowed $350,000,000 as evidenced by a promissory note bearing interest at Banker's Acceptance plus 0.45%. On April 21, 1997, the Company retired the $350,000,000 Canadian borrowings with proceeds from its domestic credit facility.

On April 1, 1997, the Company acquired substantially all of the assets of Mid-American Waste Systems, Inc. ("Mid- American") for approximately $201,000,000, consisting primarily of cash and a limited amount of debt assumption.

Reducing the availability for April 1997 payments related to the Canadian borrowings and the Mid-American acquisition, the Company would have had approximately $649,000,000 available for additional cash borrowings under its credit facility as of March 31, 1997.

On March 21, 1997, a Canadian subsidiary of the Company and WMX Technologies, Inc.'s Waste Management, Inc. subsidiary ("WMX") jointly executed a letter of intent whereby the Company will acquire the majority of WMX's Canadian solid waste businesses for approximately $186,000,000, including $124,000,000 in cash and $62,000,000 in Company common stock. The acquisition, which is expected to close by May 31, 1997, is subject to regulatory approval and final negotiation and execution of a definitive sales agreement.

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

SEASONALITY AND INFLATION

The Company's operating revenues tend to be somewhat lower in the winter months. This is generally reflected in the Company's first quarter results of operations and may also be reflected in its fourth quarter results of operations. This is primarily attributable to the fact that (i) the volume of waste relating to construction and demolition activities tends to increase in the spring and summer months and (ii) the volume of waste relating to industrial and residential waste in certain regions where the Company operates tends to decrease during the winter months.

The Company believes that inflation and changing prices have not had, and are not expected to have, any material adverse effect on the results of operations in the near future.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On or about March 8, 1993, an action was filed in the United States District Court for the Western District of Pennsylvania, captioned Option Resource Group, et al. v. Chambers Development Company, Inc., et al., Civil Action No. 93-354. This action was brought by a market maker in options in Chambers stock and two of its general partners and asserts federal securities law and common law claims alleging that Chambers, in publicly disseminated materials, intentionally or negligently misstated its earnings and that Chambers' officers and directors committed mismanagement and breach of fiduciary duties. These plaintiffs allege that, as a result of large amounts of put options traded on the Chicago Board of Options Exchange between March 13 and March 18, 1992, they engaged in offsetting transactions resulting in approximately $2,100,000 in losses. The plaintiffs in Option Resource Group had successfully requested exclusion from a now settled class action of consolidated suits instituted on similar claims ("Class Action") and Option Resource Group is continuing as a separate lawsuit. In response to discovery on damages, the plaintiffs reduced their damages claim to $433,000 in alleged losses, plus interest and attorneys' fees, for a total damage claim of $658,000 as of August 21, 1995. By order dated April 11, 1997, the Court denied plaintiffs' previously filed motion for summary judgement. Discovery has been completed, and a trial date is expected to be set for later in 1997. The Company intends to continue to vigorously defend against this action. Management of the Company believes the ultimate resolution of this case will not have a material adverse effect on the Company's financial position or results of operations.

On August 3, 1995, Frederick A. Moran and certain related persons and entities filed a lawsuit against Chambers, certain former officers and directors of Chambers, and Grant Thornton, LLP, in the United States District Court for the Southern District of New York under the caption Moran, et al. v. Chambers, et al., Civil Action No. 95-6034. Plaintiffs, who claim to represent approximately 484,000 shares of Chambers stock, requested exclusion from the settlement agreements which resulted in the resolution of the Class Action and assert that they have incurred losses attributable to shares purchased during the class period and certain additional losses by reason of alleged management misstatements during and after the class period. The claimed losses include damages to Mr. Moran's business and reputation. The Judicial Panel on Multidistrict Litigation has transferred this case to the United States District Court for the Western District of Pennsylvania. The Company has filed its answer to the complaint and intends to vigorously defend against these claims. The case is currently in discovery, which is scheduled to close in June 1997. Management of the Company believes the ultimate resolution of this case will not have a material adverse effect on the Company's financial position or results of operations.

The Company is a party to various other litigation matters arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position and results of operations. In the normal course of its business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings and investigations involving federal, state, or local agencies. To date, the Company has not been required to pay any material fine or had a judgment entered against it for violation of any environmental law. From time to time, the Company also may be subjected to actions brought by citizen's groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. From time to time, the Company is also subject to claims for personal injury or property damage arising out of accidents involving its vehicles or other equipment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

The exhibits to this report are listed in the Exhibit Index included elsewhere herein.

(b) REPORTS ON FORM 8-K:

A report on Form 8-K was filed January 13, 1997. The Company filed information announcing that, although the Company is not a target, its subsidiary, Western Waste Industries, which the Company acquired in May of 1996, is a target of an ongoing investigation being conducted by the United States' Attorneys Office for the Central District of California.

A report on Form 8-K was filed January 24, 1997. The Company filed information announcing definitive agreements to acquire the Canadian solid waste subsidiaries of Allied Waste Industries, Inc. and substantially all of the assets of Mid-American Waste Systems, Inc.

A report on Form 8-K was filed February 6, 1997. The Company filed information relating to a Form T-1 filed by Texas Commerce Bank National Association, as trustee.

A report on Form 8-K was filed February 7, 1997. The Company filed information related to its notes and equity offerings on February 7, 1997.

A report on Form 8-K was filed March 27, 1997. The Company filed information with respect to the consummation of its acquisition of the Canadian solid waste subsidiaries of Allied Waste Industries, Inc. on March 12, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           USA WASTE SERVICES, INC.
                                           Registrant

May 15, 1997                               BY: /s/ Earl E. DeFrates
-----------------                              --------------------
Date                                       Earl E. DeFrates,
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

May 15, 1997                               BY: /s/ Bruce E. Snyder
-----------------                              -------------------
Date                                       Bruce E. Snyder,
                                           Vice President and
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)

                            USA WASTE SERVICES, INC.

                                 EXHIBIT INDEX

Number and Description of Exhibit *
-----------------------------------
          2     None

          3     None

          4     None

          10    None

          11    Computation of Earnings Per Common Share

          15    None

          18    None

          19    None

          22    None

          23    None

          24    None

          27    Financial Data Schedule

          99    None

---------------------------------------
* Exhibits not listed are inapplicable.