Form 10-Q
period 1997-06-30
USA WASTE SERVICES INC
filed 1997-08-14
CIK 823768

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

       The number of shares of Common Stock, $.01 par value, of the Registrant outstanding at August 12, 1997, was 162,769,036.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            USA WASTE SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                  (UNAUDITED)

                                                                            June 30,      December 31,
                                                                              1997            1996
                                                                           -----------    -----------
ASSETS
Current assets:
       Cash and cash equivalents                                            $    43,937   $    23,511
       Accounts receivable, net                                                 327,707       210,038
       Notes and other receivables                                               61,206        25,579
       Deferred income taxes                                                     31,980        39,714
       Prepaid expenses and other                                                56,628        41,139
                                                                            -----------   -----------
               Total current assets                                             521,458       339,981

Notes and other receivables                                                      56,345        49,059
Property and equipment, net                                                   2,917,497     1,810,251
Excess of cost over net assets of acquired businesses, net                      873,189       433,913
Other intangible assets, net                                                     85,146        83,486
Other assets                                                                    164,207       113,815
                                                                            -----------   -----------
               Total assets                                                 $ 4,617,842   $ 2,830,505
                                                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                     $   153,231   $    94,900
       Accrued liabilities                                                      145,121       172,916
       Deferred revenues                                                         38,968        23,450
       Current maturities of long-term debt                                      49,520        28,695
                                                                            -----------   -----------
               Total current liabilities                                        386,840       319,961

Long-term debt, less current maturities                                       1,996,958     1,158,305
Deferred income taxes                                                           132,478         8,786
Closure, post-closure, and other liabilities                                    235,429       188,177
                                                                            -----------   -----------
               Total liabilities                                              2,751,705     1,675,229
                                                                            -----------   -----------
Commitments and contingencies

Stockholders' equity:
       Preferred stock, $1.00 par value; 10,000,000
               shares authorized; none issued                                        --            --
       Common stock,  $.01 par value;
               300,000,000 shares authorized; 160,702,719 and
               139,609,250 shares issued, respectively                            1,607         1,396
       Additional paid-in capital                                             1,845,112     1,255,856
       Retained earnings (accumulated deficit)                                   35,760       (85,649)
       Foreign currency translation adjustment                                  (15,858)      (15,843)
       Less treasury stock at cost, 23,485 shares                                  (484)         (484)
                                                                            -----------   -----------
               Total stockholders' equity                                     1,866,137     1,155,276
                                                                            -----------   -----------
               Total liabilities and stockholders' equity                   $ 4,617,842   $ 2,830,505
                                                                            ===========   ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  Three months ended June 30,    Six months ended June 30,
                                                  ---------------------------    -------------------------
                                                      1997          1996            1997          1996
                                                  ----------      ----------     ---------      ----------
                                                                  (restated)                    (restated)
Operating revenues                                 $ 535,185      $ 327,742      $ 900,090      $ 610,267
                                                   ---------      ---------      ---------      ---------
Costs and expenses:
      Operating (exclusive of depreciation
           and amortization shown below)             275,680        177,255        463,403        336,211
      General and administrative                      59,820         40,149        102,614         76,853
      Depreciation and amortization                   62,614         37,103        108,203         69,804
      Merger costs                                        --         38,100             --         38,100
      Unusual items                                       --         12,952             --         12,952
                                                   ---------      ---------      ---------      ---------
                                                     398,114        305,559        674,220        533,920
                                                   ---------      ---------      ---------      ---------
Income from operations                               137,071         22,183        225,870         76,347
                                                   ---------      ---------      ---------      ---------
Other income (expense):
      Interest expense                               (21,416)       (11,230)       (33,373)       (22,457)
      Interest and other income, net                   4,815          2,395          9,852          5,540
                                                   ---------      ---------      ---------      ---------
                                                     (16,601)        (8,835)       (23,521)       (16,917)
                                                   ---------      ---------      ---------      ---------

Income before income taxes                           120,470         13,348        202,349         59,430
Provision for income taxes                            48,188         15,416         80,940         33,846
                                                   ---------      ---------      ---------      ---------
Net income (loss)                                  $  72,282      $  (2,068)     $ 121,409      $  25,584
                                                   =========      =========      =========      =========


Primary earnings (loss) per common share           $    0.43      $   (0.02)     $    0.75      $    0.19
                                                   =========      =========      =========      =========

Fully diluted earnings (loss) per common share     $    0.43      $   (0.02)     $    0.75      $    0.19
                                                   =========      =========      =========      =========

Primary weighted average number of common
      and common equivalent shares
      outstanding                                    174,808        132,887        167,861        135,790
                                                   =========      =========      =========      =========

Fully diluted weighted average number of
      common and common equivalent shares
      outstanding                                    179,080        132,887        171,995        136,074
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

                            USA WASTE SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             Retained      Foreign
                                                                             Additional      Earnings      Currency
                                                   Preferred       Common      Paid-in    (Accumulated    Translation   Treasury
                                                     Stock         Stock       Capital       Deficit)     Adjustment     Stock
                                                  -----------    ---------   -----------    ---------      ---------    --------
Balance, December 31, 1996                        $        --     $1,396     $1,255,856     $ (85,649)     $(15,843)    $ (484)

     Common stock options and warrants
       exercised, including tax benefits                   --         21         37,772            --            --         --

     Common stock issued in purchase
       acquisitions and development projects               --         42        135,455            --            --         --

     Common stock issued for acquisitions
       accounted for as poolings of interests              --         30         15,986            --            --         --

     Common stock issued in public offering                --        115        387,323            --            --         --

     Foreign currency translation adjustment               --         --             --            --           (15)        --

     Other                                                 --          3         12,720            --            --         --

     Net income                                            --         --             --       121,409            --         --
                                                  -----------     ------     ----------     ---------      --------      -----

Balance, June 30, 1997                            $        --     $1,607     $1,845,112     $  35,760      $(15,858)     $(484)
                                                  ===========     ======     ==========     =========      ========      =====



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                      Six Months Ended June 30,
                                                      ------------------------
                                                        1997          1996
                                                      --------      ---------
                                                                    (restated)
Cash flows from operating activities:
   Net income                                       $   121,409     $  25,584
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                      108,203        69,804
     Deferred income taxes                               31,097        12,944
     Changes in assets and liabilities, net of
       effects of acquisitions and divestitures        (205,648)      (33,976)
                                                    -----------     ---------
         Net cash provided by operating activities       55,061     $  74,356
                                                    -----------     ---------
Cash flows from investing activities:
   Acquisitions of businesses, net of
     cash acquired                                   (1,093,185)     (139,795)
   Capital expenditures                                (180,676)     (151,585)
   Loans and advances to others                         (37,732)      (15,086)
   Collection of loans to others                          6,336         1,472
   Proceeds from sale of assets                         107,654         3,347
   Change in restricted funds                             5,435       (16,077)
                                                    -----------     ---------
       Net cash used in investing activities         (1,192,168)     (317,724)
                                                    -----------     ---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt           1,640,995       659,905
   Principal payments on long-term debt                (882,409)     (417,448)
   Net proceeds from issuance of common stock           387,438         2,033
   Proceeds from exercise of common stock
     options and warrants                                19,743        11,311
   Other                                                 (8,108)        1,134
                                                    -----------     ---------
       Net cash provided by financing activities      1,157,659       256,935
                                                    -----------     ---------
Effect of exchange rate changes on cash and
     cash equivalents                                      (126)          1
                                                    -----------     ---------
Increase in cash and cash equivalents                    20,426        13,568
Cash and cash equivalents at beginning of period         23,511        21,058
                                                    -----------     ---------
Cash and cash equivalents at end of period          $    43,937     $  34,626
                                                    ===========     =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

-----------     ---------

                            USA WASTE SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The condensed consolidated balance sheets of USA Waste Services, Inc. and subsidiaries (the "Company") as of June 30, 1997 and December 31, 1996, the condensed consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 1997, and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended on Form 10-K/A filed April 30, 1997.

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

On April 1, 1997, the Company acquired substantially all of the assets of Mid-American Waste Systems, Inc. for approximately $201,000,000, consisting primarily of cash and a limited amount of debt assumption. The assets acquired include 11 collection businesses, 11 landfills, six transfer stations, and three recycling businesses. The acquisition was accounted for as a purchase.

On June 10, 1997, the Company acquired the majority of the Waste Management, Inc. Canadian solid waste businesses for $124,000,000 in cash and 1,705,757 shares of the Company's common stock. The assets acquired include 13 collection businesses, one landfill, and three transfer stations in the provinces of Alberta, British Columbia, Ontario, and Quebec. The acquisition was accounted for as a purchase.

During the six months ended June 30, 1997, in addition to the above described transactions, the Company acquired seven landfills, 61 collection businesses, seven transfer stations, and 1 recycling business for approximately $308,403,000 in cash, $35,943,000 in liabilities incurred or debt assumed, and 2,242,337 shares of the Company's common stock. These acquisitions were accounted for as purchases.

The unaudited pro forma information set forth below assumes all first and second quarter 1997 acquisitions accounted for as purchases and all 1996 acquisitions accounted for as purchases occurred at the beginning of 1996. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the purchase acquisitions been consummated at that time (in thousands, except per share amounts):

                                                                       Six Months Ended June 30,
                                                                      --------------------------
                                                                         1997            1996
                                                                      -----------    -----------
Operating revenues                                                    $ 1,140,512    $ 1,131,218
Net income                                                                130,709         51,287
Primary earnings per common share                                            0.80           0.36
Fully diluted earnings per common share                                      0.79           0.36

In addition to the above described transactions, the Company consummated five acquisitions accounted for as poolings of interests during the six months ended June 30, 1997, pursuant to which the Company issued 3,047,916 shares of its common stock in exchange for all outstanding shares of the acquired companies. Periods prior to consummation of these mergers were not restated to include the accounts and operations of the acquired companies as the combined results would not be materially different from the results as presented.

2.  DIVESTITURES

In connection with the Company's merger with Sanifill, Inc., consummated on August 30, 1996, the United States Department of Justice ordered the divestiture of certain solid waste collection and disposal assets and operations in Houston, Texas. On January 31, 1997, the Company sold these assets to TransAmerican Waste Industries, Inc. ("TransAmerican") for $13,600,000 in cash plus warrants to purchase 1,500,000 shares of TransAmerican's common stock at an exercise price of $1.50 per share. The warrants are exercisable for a period of five years.

On June 1, 1997, the Company sold eight collection businesses, eight landfills, and six transfer stations to Allied Waste Industries, Inc. for approximately $88,000,000.

3.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):
                                                                        June 30,     December 31,
                                                                          1997           1996
                                                                      -----------    ------------
Revolving credit facility                                             $   820,000    $   637,000
Senior notes, maturing in varying annual installments through June
     2005, interest ranging from 7.29% to 8.44%                           107,500        107,500
Convertible subordinated debentures, interest at 5%                       115,000        115,000
Convertible subordinated notes, interest at 4%                            535,275             --
Note payable to bank, interest at Banker's Acceptance plus 0.45%          160,000             --
Subordinated debt, maturing in varying monthly installments
     through January 2008, interest ranging from 7.25% to 10%               5,496          5,589
Industrial revenue bonds, principal payable in annual installments maturing in 1997-2021, variable interest rates (3.1% to
     3.4% at June 30, 1997), enhanced by letters of credit                208,514        164,639
Other                                                                      94,693        157,272
                                                                      -----------    -----------
                                                                        2,046,478      1,187,000
Less current maturities                                                    49,520         28,695
                                                                      -----------    -----------
                                                                      $ 1,996,958    $ 1,158,305
                                                                      ===========    ===========


At December 31, 1996, the Company had borrowed $637,000,000 and had letters of credit issued of $277,994,000 under its $1,200,000,000 senior revolving credit facility. The credit facility was used to refinance existing bank loans and letters of credit and to fund additional acquisitions and working capital. The credit facility was available for standby letters of credit of up to $400,000,000. Loans under the credit facility bore interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread set at 0.30% per annum, or an applicable interest rate of 5.87% per annum at December 31, 1996). The credit facility required a facility fee not to exceed 0.375% per annum on the entire available credit facility (facility fee set at 0.15% per annum at December 31, 1996). The credit facility contained financial covenants with respect to interest coverage and debt capitalization ratios. The credit facility also contained limitations on dividends, additional indebtedness, liens, and asset sales. Principal reductions were not required during the five-year term of the credit facility. On March 5, 1997, the credit facility was replaced with a $1,600,000,000 senior revolving credit facility with the same general terms, covenants, and limitations, which is available for standby letters of credit of up to $500,000,000. At June 30, 1997, the Company had borrowed $820,000,000 and had letters of credit of $385,060,000 under its $1,600,000,000 senior revolving credit facility. The applicable interest rate and facility fee at June 30, 1997 was 6.05% per annum (including the spread set at 0.3% per annum) and 0.15% per annum, respectively.

On February 7, 1997, the Company issued $535,275,000 of 4% convertible subordinated notes, due on February 1, 2002 ("Notes Offering"). Interest is payable semi-annually in February and August. The notes are convertible into shares of the Company's common stock at a conversion price of $43.56 per share. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined. The notes are redeemable after February 1, 2000 at the option of the Company at 101.6% of the principal amount, declining to 100.8% of the principal amount on February 1, 2001 and thereafter until maturity at which time the notes will be redeemed at 100%, plus accrued interest. Deferred offering costs of approximately $14,000,000 were incurred and are being amortized ratably over the life of the notes. The proceeds were primarily used to repay debt under the Company's credit facility, to fund acquisitions, and for general corporate purposes.

On February 7, 1997, concurrent with the Notes Offering, the Company completed a public offering of 11,500,000 shares of its common stock, priced at $35.125 per share. The net proceeds of approximately $387,438,000 were primarily used to repay debt under the Company's credit facility and for general corporate purposes.

On May 23, 1997, the Company borrowed $160,000,000 from a Canadian bank primarily in connection with the acquisition of a majority of the Canadian solid waste businesses of Waste Management, Inc. (see Note 1). The note bore interest at Banker's Acceptance plus 0.45%. On July 7, 1997, the Company retired the $160,000,000 Canadian borrowings with proceeds from its domestic credit facility.

Other long-term debt at June 30, 1997 and December 31, 1996 consists of miscellaneous notes payable and obligations under capital leases. Other long-term debt at December 31, 1996 also included $83,475,000 payable to the former owners of a landfill and collection operation acquired by the Company in December 1996. This amount was retired in January 1997 through additional borrowings under the credit facility.

4.  INCOME TAXES

The difference in federal income taxes at the statutory rate and the provision for income taxes for the three and six months ended June 30, 1997, is primarily due to state and local income taxes. The difference in federal income taxes at the statutory rate and the provision for income taxes for the three and six months ended June 30, 1996, is primarily due to non-deductible merger costs and state and local income taxes.

5.  COMMITMENTS AND CONTINGENCIES

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

Litigation -- On or about March 8, 1993, an action was filed in the United States District Court for the Western District of Pennsylvania, captioned Option Resource Group, et al. v. Chambers Development Company, Inc., et al., Civil Action No. 93-354. This action was brought by a market maker in options in Chambers Development Company, Inc. ("Chambers") stock and two of its general partners and asserts federal securities law and common law claims alleging that Chambers, in publicly disseminated materials, intentionally or negligently misstated its earnings and that Chambers' officers and directors committed mismanagement and breach of fiduciary duties. These plaintiffs allege that, as a result of large amounts of put options traded on the Chicago Board of Options Exchange between March 13 and March 18, 1992, they engaged in offsetting transactions resulting in approximately $2,100,000 in losses. The plaintiffs in Option Resource Group had successfully requested exclusion from a now settled class action of consolidated suits instituted on similar claims ("Class Action") and Option Resource Group is continuing as a separate lawsuit. In response to discovery on damages, the plaintiffs reduced their damages claim to $433,000 in alleged losses, plus interest and attorneys' fees, for a total damage claim of $658,000 as of August 21, 1995. By order dated April 11, 1997, the Court denied plaintiffs' previously filed motion for summary judgement. Discovery has been completed, and the parties have agreed in principle to resolve the case through an alternative dispute resolution process in the federal court later in 1997. The Company intends to continue to vigorously defend against this action. Management of the Company believes that the ultimate resolution of this case will not have a material adverse effect to the Company's financial position, results of operations or cash flows.

On August 3, 1995, Frederick A. Moran and certain related persons and entities filed a lawsuit against Chambers, certain former officers and directors of Chambers, and Grant Thornton, LLP, in the United States District Court for the Southern District of New York under the caption Moran, et al. v. Chambers, et al., Civil Action No. 95-6034. Plaintiffs, who claim to represent approximately 484,000 shares of Chambers stock, requested exclusion from the settlement agreements which resulted in the resolution of the Class Action and assert that they have incurred losses attributable to shares purchased during the class period and certain additional losses by reason of alleged management misstatements during and after the class period. The claimed losses include damages to Mr. Moran's business and reputation. The Judicial Panel on Multidistrict Litigation has transferred this case to the United States District Court for the Western District of Pennsylvania. The Company has filed its answer to the complaint and intends to vigorously defend against these claims. Discovery is ongoing in this case. Management of the Company believes that the ultimate resolution of this case will not have a material adverse effect to the Company's financial position, results of operations or cash flows.

The Company is a party to various other litigation matters arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect to the Company's financial position, results of operations or cash flows. In the normal course of its business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings and investigations involving federal, state, or local agencies. To date, the Company has not been required to pay any material fine or had a judgment entered against it for violation of any environmental law. From time to time, the Company also may be subjected to actions brought by citizen's groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. From time to time, the Company is also subject to claims for personal injury or property damage arising out of accidents involving its vehicles or other equipment.

Insurance -- The Company carries a broad range of insurance coverages, which management considers prudent for the protection of the Company's assets and operations. Some of these coverages are subject to varying retentions of risk by the Company. The casualty coverages currently include $2,000,000 primary commercial general liability and $1,000,000 primary automobile liability supported by $200,000,000 in umbrella insurance protection. The property policy provides insurance coverage for all of the Company's real and personal property, including California earthquake perils. The Company also carries $200,000,000 in aircraft liability protection.

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

To date, the Company has not experienced any difficulty in obtaining insurance. However, if the Company in the future is unable to obtain adequate insurance, or decides to operate without insurance, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect to the Company's financial condition or results of operations. Additionally, continued availability of casualty and EIL insurance with sufficient limits at acceptable terms is an important aspect of obtaining revenue-producing waste service contracts.

6.  EARNINGS PER COMMON SHARE

Primary earnings per common share for the three and six months ended June 30, 1997, is computed by dividing net income, after adjusting for the after-tax interest expense of approximately $3,203,000 and $5,033,000, respectively, on the Company's 4% convertible subordinated notes that are considered to be common stock equivalents based upon the yield test at the time of issuance, by the weighted average number of common and dilutive common equivalent shares outstanding of 174,808,000 and 167,861,000, respectively. Fully diluted earnings per common share for the three and six months ended June 30, 1997, is computed by dividing net income, after adjusting for the after-tax interest expense of approximately $3,203,000 and $5,033,000, respectively, on the Company's 4% convertible subordinated notes and $860,000 and $1,710,000, respectively, on the Company's 5% convertible subordinated debentures by the weighted average number of common, dilutive common equivalent, and all other potentially dilutive equivalent shares outstanding of 179,080,000 and 171,995,000, respectively.

Primary earnings per common share for the three and six months ended June 30, 1996, are computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding of 132,887,000 and 135,790,000, respectively. Fully diluted earnings per common share for the three and six months ended June 30, 1996, are computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding of 132,887,000 and 136,074,000, respectively. For the three months ended June 30, 1996, common stock equivalents from common stock options and warrants of 6,078,000 and 6,252,000 were not included in the primary and fully diluted earnings per share calculation, respectively, due to their antidilutive nature for this period. Adjustments for the Company's 5% convertible subordinated debentures were not included in the fully diluted earnings per share calculation for the three and six months ended June 30, 1996, due to their antidilutive nature for these periods.

7.  NEW ACCOUNTING PRONOUNCEMENTS

In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, Environmental Remediation Liabilities ("SOP No. 96-1"). SOP No. 96-1 provides authoritative guidance on the recognition, measurement, display, and disclosure of environmental remediation liabilities. The adoption of SOP No. 96-1 did not have a material effect to the Company's financial position, results of operations or cash flows.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully-diluted earnings per share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The following pro forma earnings per common share information assumes the Company adopted SFAS No. 128 in 1996 (in thousands, except per share amounts):

                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                  ---------------------------     ---------------------------
                                                      1997           1996             1997            1996
                                                  -----------    ------------     -----------    ------------
Reported:
     Primary earnings per common share                  $0.43          $(0.02)          $0.75          $0.19
     Weighted average number of common and
        common equivalent shares outstanding          174,808         132,887         167,861        135,790

     Fully diluted earnings per common share            $0.43          $(0.02)          $0.75          $0.19
     Fully diluted weighted average number of
        common and common equivalent
        shares outstanding                            179,080         132,887         171,995        136,074

Pro forma:
     Basic earnings per common share                    $0.46          $(0.02)          $0.79          $0.20
     Basic weighted average shares                    157,997         132,887         153,645        131,091

     Diluted earnings per common share                  $0.43          $(0.02)          $0.75          $0.19
     Diluted weighted average shares                  178,870         132,887         171,923        135,790


In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Assuming the Company adopted SFAS No. 130 in 1996, comprehensive income would have been $72,337,000 and $121,394,000 for the three and six months ended June 30, 1997, respectively, and $25,715,000 for the six months ended June 30, 1996. Comprehensive loss would have been $2,166,000 for the three months ended June 30, 1996.

8.  SUBSEQUENT EVENTS

From July 1, 1997 through August 5, 1997, the Company acquired 12 collection businesses and one landfill for approximately $17,269,000 in cash, $8,076,000 in liabilities incurred or debt assumed, and 193,198 shares of the Company's common stock. These acquisitions were accounted for as purchases.

The unaudited pro forma information set forth below assumes all 1997 acquisitions through August 5, 1997, accounted for as purchases and all 1996 acquisitions accounted for as purchases occurred at the beginning of 1996. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                                                  Six Months Ended June 30,
                                                               -----------------------------
                                                                  1997               1996
                                                               -----------        ----------
Operating revenues                                              $1,148,727        $1,139,433
Net income                                                         131,621            52,199
Primary earnings per common share                                     0.80              0.37
Fully diluted earnings per common share                               0.79              0.36

On April 14, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire United Waste Systems, Inc. ("United") through a merger transaction ("United Merger"). The United Merger is subject to, among other conditions, antitrust clearance and approval of both companies' stockholders. It is anticipated that the United Merger will be completed in August of 1997 and that it will be accounted for as a pooling of interests. The Merger Agreement provides that on the effective date of the United Merger, the Company will issue 1.075 shares of its common stock for each share of United outstanding common stock. Additionally, at the effective date of the United Merger, all United stock options, whether or not such stock options have vested or become exercisable, will be cancelled in exchange for shares of the Company's common stock equal in market value to the fair value of such United stock options, as determined by an independent third party. It is currently estimated that the Company will issue approximately 48,500,000 shares pursuant to the United Merger, however the actual number of shares to be issued will not be determined until immediately prior to consummation. Although actual costs may vary, the Company currently expects to incur approximately $50,000,000 in nonrecurring costs related to the United Merger. These costs will be accrued as of the consummation date and are expected to be incurred within twelve months of consummation. Following the United Merger, the Company's Board of Directors will include two members designated by United.

On August 7, 1997, the Company increased its senior revolving credit facility to $2,000,000,000 with the same general terms, covenants and limitations as the $1,600,000,000 senior revolving credit facility that existed at June 30, 1997, discussed in Note 3. The $2,000,000,000 senior revolving credit facility is also available for up to $650,000,000 of standby letters of credit. Usage of the facility will be limited to $1,700,000,000 until the United Merger is consummated. Loans under this facility will bear interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.575% per annum (initially set at 0.2375%) with a facility fee not to exceed 0.30% per annum (initially set at 0.1125%). The Company will be required to pay an additional fee of 0.05% if average credit facility borrowings and letters of credit for any calendar quarter exceed 50% of total capacity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews the Company's operations for the three and six months ended June 30, 1997 and 1996, and should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere herein as well as the Company's consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended on Form 10-K/A filed April 30, 1997.

INTRODUCTION

The Company provides nonhazardous solid waste management services, consisting of collection, transfer, disposal, recycling, and other miscellaneous services. Since August 1990, the Company has experienced significant growth principally through the acquisition and integration of solid waste businesses and is now the third largest nonhazardous solid waste management company in North America, as measured by 1996 revenues. The Company conducts operations through subsidiaries in multiple locations throughout the United States, Canada, Puerto Rico, and Mexico. As of June 30, 1997, the Company owned or operated 243 collection businesses, 83 transfer stations, 119 landfills, and 21 recycling businesses serving more than 6,000,000 customers.

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

Operating expenses include direct and indirect labor and the related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, tipping fees paid to third party landfills, property taxes, and accruals for future landfill closure and post-closure costs. Certain direct landfill development expenditures are capitalized and depreciated over the estimated useful life of a site as capacity is consumed, and include acquisition, engineering, upgrading, construction, capitalized interest, and permitting costs. All indirect development expenses, such as administrative salaries and general corporate overhead, are charged to expense in the period incurred.

General and administrative costs include management salaries, clerical and administrative costs, professional services, facility rentals, and related insurance costs, as well as costs related to the Company's marketing and sales force.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percent for the various Condensed Consolidated Statement of Operations line items and for certain supplementary data.

                                                  Period to Period          Period to Period
                                                   Change for the            Change for the
                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                                   1997 and 1996             1997 and 1996
                                               ---------------------     --------------------
                                                   $            %           $             %
                                               ---------      ------     ---------      -----
STATEMENT OF OPERATIONS
Operating revenues                             $ 207,443        63.3%    $ 289,823       47.5%
                                               ---------                 ---------
Costs and expenses:
      Operating (exclusive of depreciation
         and amortization shown below)            98,425        55.5       127,192       37.8
      General and administrative                  19,671        49.0        25,761       33.5
      Depreciation and amortization               25,511        68.8        38,399       55.0
      Merger costs                               (38,100)     (100.0)      (38,100)    (100.0)
      Unusual items                              (12,952)     (100.0)      (12,952)    (100.0)
                                               ---------                 ---------
                                                  92,555        30.3       140,300       26.3
                                               ---------                 ---------
Income from operations                           114,888       517.9       149,523      195.8
                                               ---------                 ---------

Other income (expense):
      Interest expense                           (10,186)      (90.7)      (10,916)     (48.6)
      Interest and other income, net               2,420      (101.0)        4,312       77.8
                                               ---------                 ---------
                                                  (7,766)      (87.9)       (6,604)     (39.0)
                                               ---------                 ---------

Income before income taxes                       107,122       802.5       142,919      240.5
Provision for income taxes                        32,772       212.6        47,094      139.1
                                               ---------                 ---------
Net income (loss)                              $  74,350      3595.3%    $  95,825      374.6%
                                               =========                 =========
SUPPLEMENTARY DATA
EBITDA (1)                                     $ 140,399       236.8%    $ 187,922      128.6%
EBITDA excluding merger costs
  and unusual items(1)                            89,347        81.0       136,870       69.4


(1) EBITDA represents income from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

The following table presents, for the periods indicated, the percentage relationship that the various Condensed Consolidated Statements of Operations line items and certain supplementary data bear to operating revenues:

                                                          Three Months Ended     Six Months Ended
                                                               June 30,               June 30,
                                                           ----------------      ----------------
                                                           1997       1996        1997       1996
                                                           -----      -----      -----      -----
STATEMENT OF OPERATIONS
Operating revenues:
    Collection                                              61.4%      53.2%      59.1%      53.5%
    Transfer station                                        10.0       10.5       10.4       10.3
    Disposal                                                24.9       29.3       26.4       28.7
    Other                                                    3.7        7.0        4.1        7.5
                                                           -----      -----      -----      -----
                                                           100.0      100.0      100.0      100.0
                                                           -----      -----      -----      -----
Costs and expenses:
    Operating (exclusive of depreciation
       and amortization shown below)                        51.5       54.1       51.5       55.1
    General and administrative                              11.2       12.2       11.4       12.6
    Depreciation and amortization                           11.7       11.3       12.0       11.4
    Merger costs                                             0.0       11.6        0.0        6.3
    Unusual items                                            0.0        4.0        0.0        2.1
                                                           -----      -----      -----      -----
                                                            74.4       93.2       74.9       87.5
                                                           -----      -----      -----      -----
Income from operations                                      25.6        6.8       25.1       12.5
                                                           -----      -----      -----      -----
Other income (expense):
    Interest expense                                        (4.0)      (3.4)      (3.7)      (3.7)
    Interest and other income, net                           0.9        0.7        1.1        0.9
                                                           -----      -----      -----      -----
                                                            (3.1)      (2.7)      (2.6)      (2.8)
                                                           -----      -----      -----      -----

Income before income taxes                                  22.5        4.1       22.5        9.7
Provision for income taxes                                   9.0        4.7        9.0        5.5
                                                           -----      -----      -----      -----
Net income (loss)                                           13.5%      (0.6)%     13.5%       4.2%
                                                           =====      =====      =====      =====
SUPPLEMENTARY DATA
EBITDA (1)                                                  37.3%      18.1%      37.1%      23.9%
EBITDA excluding merger costs
    and unusual items (1)                                   37.3       33.7       37.1       32.3

(1) EBITDA represents income from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Operating Revenues

Operating revenues for the three and six months ended June 30, 1997, increased $207,443,000 or 63.3% and $289,823,000 or 47.5%, respectively, compared to the corresponding periods of 1996. The increase in operating revenues is attributable to the effect of acquisitions, less dispositions, and the internal growth of comparable operations. Acquisitions made in Canada during 1997 and the effect of acquisitions made in Canada during 1996 accounted for increases of $83,540,000 and $110,356,000 or 25.5% and 18.1% for the three and six months ended June 30, 1997, respectively. All other acquisitions during 1997 and the effect of all other acquisitions made during 1996 accounted for increases of $115,798,000 and $161,077,000 or 35.3% and 26.4% for the three and six months ended June 30, 1997, respectively. Internal growth for comparable operations resulted in an increase in operating revenues of $31,549,000, consisting of increases of 3.0% due to pricing and 6.6% due to volumes for the three months ended June 30, 1997, and an increase in operating revenues of $60,742,000, consisting of increases of 2.7% due to pricing and 7.3% due to volumes for the six months ended June 30, 1997. The remaining decrease in operating revenues of 7.1% and 7.0% for the three and six months ended June 30, 1997, respectively, was primarily the result of the disposition of certain solid waste collection and disposal operations in Houston, Texas, in January 1997, related to the Company's August 1996 merger with Sanifill, Inc., the disposition of certain nonstrategically located solid waste collection and disposal operations in June 1997, and dispositions of non-core businesses in 1997 and 1996.

The Company's one line of business, integrated nonhazardous solid waste management, encompasses the entire waste stream from collection to transfer station to landfill. As indicated in the table above, the Company's mix of operating revenues for the three and six months ended June 30, 1997, reflects an increase in collection revenues as a percentage of total revenues. The change in the Company's mix of operating revenues is primarily the result of acquisition of businesses in the first and second quarters of 1997 with large collection operations. Such acquired businesses include the Canadian solid waste subsidiaries of Allied Waste Industries, Inc., and a majority of the Canadian solid waste businesses of Waste Management, Inc.

Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

Operating costs and expenses increased $98,425,000 or 55.5% and $127,192,000 or 37.8% for the three and six months ended June 30, 1997, respectively, as compared to respective prior year periods. The increase in operating costs and expenses is primarily attributable to the effect of new acquisitions, net of dispositions, which resulted in an increase of $130,357,000 and $186,400,000 for the three and six months ended June 30, 1997, respectively. The increase was offset by a decrease of $3,853,000 and $10,832,000 for the three and six months ended June 30, 1997, respectively, related to increased utilization of internal disposal capacity from 51.5% and 49.0% for the three and six months ended June 30, 1996, to 54.0% and 53.5% for the corresponding periods in 1997. Additionally, a decrease related to improvements in comparable operations of $28,079,000 and $48,376,000 for the three and six months ended June 30, 1997, respectively, primarily resulted from operating synergies realized from tuck-in acquisitions as well as the Company's mergers with Sanifill, Inc. and Western Waste Industries in August 1996 and May 1996, respectively.

As a percentage of operating revenues, operating costs and expenses decreased from 54.1% and 55.1% for the three and six months ended June 30, 1996, respectively, to 51.5% for the three and six months ended June 30, 1997 for the reasons described above. These improvements in operating costs and expenses were slightly offset by the change in revenue mix as discussed above, as collection operations typically have higher operating costs and expenses than disposal operations.

General and Administrative

General and administrative expenses have increased $19,671,000 and $25,761,000 or 49.0% and 33.5% for the three and six months ended June 30, 1997, respectively, as compared to the respective prior year periods. However, as a percentage of operating revenues, general and administrative expenses have decreased from 12.2% and 12.6% for the three and six months ended June 30, 1997, respectively, to 11.2% and 11.4% for the three and six months ended June 30, 1997, respectively. The decrease in general and administrative expenses as a percentage of operating revenues is primarily the result of the Company's ability to integrate new business acquisitions without a proportionate increase in general and administrative expenses as well as cost reductions resulting from mergers with Sanifill, Inc. and Western Waste Industries in August 1996 and May 1996, respectively.

Depreciation and Amortization

Depreciation and amortization increased $25,511,000 or 68.6% and $38,399,000 or 55.0% for the three and six months ended June 30, 1997, respectively, as compared to the respective prior year periods. The increase in depreciation and amortization expense is primarily related to new acquisitions, increased landfill disposal volumes, and upgrades to existing operations. Additionally, as a percentage of operating revenues, depreciation and amortization increased from 11.3% and 11.4% for the three and six months ended June 30, 1996, to 11.7% and 12.0% for the corresponding periods in 1997. The increase in depreciation and amortization expense as a percentage of operating revenues is due to increased utilization of internal disposal capacity as discussed above as the resulting increased internal operating revenues are eliminated in consolidation. This increase in depreciation and amortization related to the internalization of landfill disposal volumes is offset by the aforementioned decrease in operating costs and expense.

Merger Costs

In the second quarter of 1996, the Company incurred $35,000,000, $2,700,000, and $400,000 of merger costs related to the acquisitions of Western Waste Industries, Grand Central Sanitation, Inc., and a collection company, respectively. The $35,000,000 of merger costs related to Western Waste Industries include $6,800,000 of transaction costs, $15,000,000 of severance and other termination benefits, and $13,200,000 of costs related to integrating operations.

Unusual Items

In the second quarter of 1996, unusual items include $4,824,000 of retirement benefits associated with Western Waste Industries' pre-merger retirement and severance plans and $8,128,000 of estimated future losses related to municipal solid waste contracts in California as a result of the continuing decline in prices of recyclable materials.

Income from Operations

Income from operations as a percent of operating revenues was 25.6% and 25.1% for the three and six months ended June 30, 1997, respectively, as compared to 6.8% and 12.5% for the prior year corresponding periods. Exclusive of nonrecurring charges, income from operations as a percent of operating revenues was 22.4% and 20.9% for the three and six months ended June 30, 1996. The improvement in recurring operations is the result of economies of scale realized by the Company with respect to recent mergers and acquisitions, increased utilization of internal disposal capacity, and improvements in comparable operations.

Other Income and Expense

Other income and expense consists of interest expense, interest income, and other income. Interest expense, gross of amounts capitalized, increased due to an increase in the Company's outstanding debt balance. Capitalized interest for the three and six months ended June 30, 1997, was $5,260,000 and $10,474,000, respectively, as compared to $4,464,000 and $8,339,000 for the corresponding 1996 periods. The increase in other income for the six months ended June 30, 1997, primarily relates to realization of a portion of the deferred gain recorded in connection with the 1996 sale of certain nonhazardous oil field waste disposal operations.

Provision for Income Taxes

The provision for income taxes increased $32,772,000 and $47,094,000 for the three and six months ended June 30, 1997, respectively, as compared to the corresponding periods of 1996. The difference in federal income taxes at the statutory rate and the provision for income taxes for the three and six months ended June 30, 1997, is primarily due to state and local income taxes. The difference in federal income taxes at the statutory rate and the provision for income taxes for the three and six months ended June 30, 1996, is primarily due to non-deductible merger costs and state and local income taxes.

Net Income

For reasons discussed above, net income increased $74,350,000 and $95,825,000 for the three and six months ended June 30, 1997, respectively, as compared to the corresponding periods of 1996.

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

As of June 30, 1997, the Company had working capital of $134,618,000 (a ratio of current assets to current liabilities of 1.35:1) and a cash balance of $43,937,000, which compares to working capital of $20,020,000 (a ratio of current assets to current liabilities of 1.06:1) and a cash balance of $23,511,000 as of December 31, 1996. For the first six months of 1997, net cash from operating activieies was approximately $55,061,000 and net cash from financing activities was approximately $1,157,659,000. These funds were used primarily to fund investments in other businesses of $1,093,185,000 and for capital expenditures of approximately $180,676,000.

The Company's capital expenditure and working capital requirements have increased reflecting the Company's business strategy of growth through acquisitions and development projects. The Company intends to finance the remainder of its 1997 capital expenditures through internally generated cash flow and amounts available under its revolving credit facility.

At December 31, 1996, the Company had borrowed $637,000,000 and had letters of credit issued of $277,994,000 under its $1,200,000,000 senior revolving credit facility. The credit facility was used to refinance existing bank loans and letters of credit and to fund additional acquisitions and working capital. The credit facility was available for standby letters of credit of up to $400,000,000. Loans under the credit facility bore interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread set at 0.30% per annum, or an applicable interest rate of 5.87% per annum at December 31, 1996). The credit facility required a facility fee not to exceed 0.375% per annum on the entire available credit facility (facility fee set at 0.15% per annum at December 31, 1996). The credit facility contained financial covenants with respect to interest coverage and debt capitalization ratios. The credit facility also contained limitations on dividends, additional indebtedness, liens, and asset sales. Principal reductions were not required during the five-year term of the credit facility. On March 5, 1997, the credit facility was replaced with a $1,600,000,000 senior revolving credit facility with the same general terms, covenants, and limitations, which is available for standby letters of credit of up to $500,000,000. At June 30, 1997, the Company had borrowed $820,000,000 and had letters of credit issued of $385,060,000 under its $1,600,000,000 senior revolving credit facility. The applicable interest rate and facility fee at June 30, 1997 were 6.05% per annum (including the spread set at 0.3% per annum) and 0.15% per annum, respectively.

On February 7, 1997, the Company issued $535,275,000 of 4% convertible subordinated notes, due on February 1, 2002 ("Notes Offering"). Interest is payable semi-annually in February and August. The notes are convertible into shares of the Company's common stock at a conversion price of $43.56 per share. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined. The notes are redeemable after February 1, 2000 at the option of the Company at 101.6% of the principal amount, declining to 100.8% of the principal amount on February 1, 2001 and thereafter until maturity at which time the notes will be redeemed at 100%, plus accrued interest. Deferred offering costs of approximately $14,000,000 were incurred and are being amortized ratably over the life of the notes. The proceeds were primarily used to repay debt under the Company's credit facility and for general corporate purposes.

On February 7, 1997, concurrent with the Notes Offering, the Company completed a public offering of 11,500,000 shares of its common stock, priced at $35.125 per share. The net proceeds of approximately $387,438,000 were primarily used to repay debt under the Company's credit facility and for general corporate purposes.

On June 10, 1997, the Company acquired the majority of the Canadian solid waste businesses of Waste Management, Inc. for $124,000,000 in cash and 1,705,757 shares of the Company's common stock. Primarily in connection with this transaction, the Company borrowed $160,000,000 from a Canadian bank bearing interest at Banker's Acceptance plus 0.45%. On July 7, 1997, the Company retired the $160,000,000 Canadian borrowings with proceeds from its domestic credit facility.

After considering the July 1997 payment of $160,000,000 related to the Canadian borrowings, the Company would have had approximately $234,940,000 available for additional cash borrowings under its credit facility as of June 30, 1997.

On April 14, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire United Waste Systems, Inc. ("United") through a merger transaction ("United Merger"). The United Merger is subject to, among other conditions, antitrust clearance and approval of both companies' stockholders. It is anticipated that the United Merger will be completed in August of 1997 and that it will be accounted for as a pooling of interests. The Merger Agreement provides that on the effective date of the United Merger, the Company will issue 1.075 shares of its common stock for each share of United outstanding common stock. Additionally, at the effective date of the United Merger, all United stock options, whether or not such stock options have vested or become exercisable, will be cancelled in exchange for shares of the Company's common stock equal in market value to the fair value of such United stock options, as determined by an independent third party. It is currently estimated that the Company will issue approximately 48,500,000 shares pursuant to the United Merger, however the actual number of shares to be issued will not be determined until immediately prior to consummation. Although actual costs may vary, the Company currently expects to incur approximately $50,000,000 in nonrecurring costs related to the United Merger. These costs will be accrued as of the consummation date and are expected to be incurred within twelve months of consummation. Following the United Merger, the Company's Board of Directors will include two members designated by United.

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

On July 30, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission to provide for the issuance of up to $1,500,000,000 of debt securities and/or the Company's common stock. The debt securities and/or common stock may be issued at prices and at terms to be determined at or prior to the time of any such issuance.

On August 4, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission to provide for the issuance of up to 20,000,000 shares of the Company's common stock that may be offered and issued by the Company from time to time in connection with the acquisition directly or indirectly by the Company of other businesses or properties or interests therein, and which may be reserved for issuance pursuant to, or offered and issued upon exercise or conversion of, warrants, options, to time convertible notes, or other similar instruments issued by the Company from time to time in connection with any such acquisitions.

On August 7, 1997, the Company increased its senior revolving credit facility to $2,000,000,000 with the same general terms, covenants and limitations as the $1,600,000,000 senior revolving credit facility that existed at June 30, 1997. The $2,000,000,000 senior revolving credit facility is also available for up to $650,000,000 of standby letters of credit. Usage of the facility will be limited to $1,700,000,000 until the United Merger is consummated. Loans under this facility will bear interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.575% per annum (initially set at 0.2375%) with a facility fee not to exceed 0.30% per annum (initially set at 0.1125%). The Company will be required to pay an additional fee of 0.05% if average credit facility borrowings and letters of credit for any calendar quarter exceed 50% of total capacity.

SEASONALITY AND INFLATION

The Company's operating revenues tend to be somewhat lower in the winter months. This is generally reflected in the Company's first quarter results of operations and may also be reflected in its fourth quarter results of operations. This is primarily attributable to the fact that (i) the volume of waste relating to construction and demolition activities tends to increase in the spring and summer months and (ii) the volume of industrial and residential waste in certain regions where the Company operates tends to decrease during the winter months.

The Company believes that inflation and changing prices have not had, and are not expected to have, any material adverse effect on the results of operations in the near future.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to various litigation matters arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect to the Company's financial position, results of operations or cash flows. In the normal course of its business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings and investigations involving federal, state, or local agencies. To date, the Company has not been required to pay any material fine or had a judgment entered against it for violation of any environmental law. From time to time, the Company also may be subjected to actions brought by citizen's groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. From time to time, the Company is also subject to claims for personal injury or property damage arising out of accidents involving its vehicles or other equipment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

The exhibits to this report are listed in the Exhibit Index included elsewhere herein.

(b) REPORTS ON FORM 8-K:

A report on Form 8-K/A (Amendment No. 1) was filed April 15, 1997. The Company filed this report to amended its Form 8-K dated March 12, 1997, regarding its acquisition of the Canadian solid waste subsidiaries of Allied Waste Industries, Inc. to include the audited financial statements of the business acquired and pro forma condensed consolidated financial statements.

A report on Form 8-K was filed April 17, 1997. The Company filed information related to its Agreement and Plan of Merger with United Waste Systems, Inc. dated April 13, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          USA WASTE SERVICES, INC.
                                          Registrant

August 14, 1997                           BY: /s/ EARL E. DEFRATES
---------------                              ----------------------------
Date                                      Earl E. DeFrates,
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

August 14, 1997                           BY: /s/ BRUCE E. SNYDER
---------------                              ----------------------------
Date                                      Bruce E. Snyder,
                                          Vice President and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)

                            USA WASTE SERVICES, INC.

                                 EXHIBIT INDEX

Number and Description of Exhibit *
---------------------------------
           2     None

           3     None

           4     None

           10    None

           11    Computation of Earnings (Loss) Per Common Share

           12    Computation of Ratio of Earnings to Fixed Charges

           15    None

           18    None

           19    None

           22    None

           23    None

           24    None

           27    Financial Data Schedule

           99    None

---------------------------------------
* Exhibits not listed are inapplicable.