Form 10-Q
period 1997-09-30
USA WASTE SERVICES INC
filed 1997-11-14
CIK 823768

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM               TO
                                         -------------    -------------

                         COMMISSION FILE NUMBER: 1-12154

                            USA WASTE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          73-1309529
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

     The number of shares of Common Stock, $.01 par value, of the Registrant outstanding at November 12, 1997, was 216,610,013.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            USA WASTE SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)

                                                                                 September 30,         December 31,
                                                                                    1997                  1996
                                                                                -------------         -----------
ASSETS                                                                                                 (restated)

Current assets:
       Cash and cash equivalents                                                   $   63,240          $    26,079
       Accounts receivable, net                                                       435,637              265,002
       Notes and other receivables                                                     68,635               38,495
       Deferred income taxes                                                           55,776               48,561
       Prepaid expenses and other                                                      83,365               49,365
                                                                                   ----------          -----------
          Total current assets                                                        706,653              427,502

Notes and other receivables                                                            55,963               49,059
Property and equipment, net                                                         3,595,868            2,198,231
Excess of cost over net assets of acquired businesses, net                          1,316,027              715,910
Other intangible assets, net                                                          105,227               88,341
Other assets                                                                          264,881              152,504
                                                                                   ----------          -----------
          Total assets                                                             $6,044,619          $ 3,631,547
                                                                                   ==========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                            $  194,192          $   118,823
       Accrued liabilities                                                            256,399              206,591
       Deferred revenues                                                               55,851               35,640
       Current maturities of long-term debt                                            39,317               34,606
                                                                                   ----------          -----------
          Total current liabilities                                                   545,759              395,660

Long-term debt, less current maturities                                             2,440,879            1,470,282
Deferred income taxes                                                                 187,842               45,421
Closure, post-closure, and other liabilities                                          369,784              246,194
                                                                                   ----------          -----------
          Total liabilities                                                         3,544,264            2,157,557
                                                                                   ----------          -----------

Commitments and contingencies

Stockholders' equity:
       Preferred stock, $1.00 par value; 10,000,000
          shares authorized; none issued                                                   --                   --
       Common stock,  $.01 par value;
          500,000,000 shares authorized; 216,048,062 and
          181,630,519 shares issued, respectively                                       2,160                1,816
       Additional paid-in capital                                                   2,363,732            1,504,449
       Retained earnings (accumulated deficit)                                        150,625              (15,948)
       Foreign currency translation adjustment                                        (15,678)             (15,843)
       Less treasury stock at cost, 23,485 shares                                        (484)                (484)
                                                                                   ----------          -----------
          Total stockholders' equity                                                2,500,355            1,473,990
                                                                                   ----------          -----------
          Total liabilities and stockholders' equity                               $6,044,619          $ 3,631,547
                                                                                   ==========          ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three months ended September 30,   Nine months ended September 30,
                                                            ---------------------------       -----------------------------
                                                               1997            1996              1997              1996
                                                            ---------       -----------       -----------       -----------
                                                                             (restated)                          (restated)

Operating revenues                                          $ 761,751       $   442,801       $ 1,878,460       $ 1,204,906
                                                            ---------       -----------       -----------       -----------
Costs and expenses:
      Operating (exclusive of depreciation
           and amortization shown below)                      388,908           231,509           970,373           649,829
      General and administrative                               81,945            51,647           207,352           147,708
      Depreciation and amortization                            87,671            51,344           219,255           138,893
      Merger costs                                            104,152            84,751           109,411           125,047
      Unusual items                                            24,720            50,848            24,720            63,800
                                                            ---------       -----------       -----------       -----------
                                                              687,396           470,099         1,531,111         1,125,277
                                                            ---------       -----------       -----------       -----------
Income (loss) from operations                                  74,355           (27,298)          347,349            79,629
                                                            ---------       -----------       -----------       -----------
Other income (expense):
      Interest expense                                        (29,768)          (15,417)          (71,040)          (45,080)
      Interest and other income, net                            4,071             4,014            15,508             7,786
                                                            ---------       -----------       -----------       -----------
                                                              (25,697)          (11,403)          (55,532)          (37,294)
                                                            ---------       -----------       -----------       -----------
Income (loss) before income taxes and
      extraordinary item                                       48,658           (38,701)          291,817            42,335
Provision for (benefit from) income taxes                      23,463           (11,230)          121,364            31,355
                                                            ---------       -----------       -----------       -----------
Income (loss) before extraordinary item                        25,195           (27,471)          170,453            10,980
Extraordinary item related to early
      retirement of debt, net of tax benefit of $4,195         (6,293)               --            (6,293)               --
                                                            ---------       -----------       -----------       -----------
Net income (loss)                                           $  18,902       $   (27,471)      $   164,160       $    10,980
                                                            =========       ===========       ===========       ===========
Primary earnings (loss) per common share:
      Income (loss) before extraordinary item               $    0.12       $     (0.16)      $      0.81       $      0.06
      Extraordinary item                                        (0.03)               --             (0.03)               --
                                                            ---------       -----------       -----------       -----------
      Net income (loss)                                     $    0.09       $     (0.16)      $      0.78       $      0.06
                                                            =========       ===========       ===========       ===========
Fully diluted earnings (loss) per common share:
      Income (loss) before extraordinary item               $    0.12       $     (0.16)      $      0.81       $      0.06
      Extraordinary item                                        (0.03)               --             (0.03)               --
                                                            ---------       -----------       -----------       -----------
      Net income (loss)                                     $    0.09       $     (0.16)      $      0.78       $      0.06
                                                            =========       ===========       ===========       ===========
Primary weighted average number of common
      and common equivalent shares
      outstanding                                             218,197           176,392           220,342           180,675
                                                            =========       ===========       ===========       ===========
Fully diluted weighted average number of
      common and common equivalent shares
      outstanding                                             218,197           176,392           229,527           181,480
                                                            =========       ===========       ===========       ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Retained      Foreign
                                                                             Additional      Earnings      Currency
                                               Preferred        Common         Paid-in     (Accumulated   Translation Treasury
                                                 Stock           Stock         Capital        Deficit)     Adjustment   Stock
                                               ----------      ---------     ----------     -----------   -----------  -------

Balance, December 31, 1996                     $       --      $ 1,816       $1,504,449      $(15,948)      $(15,843)   $(484)

     Common stock options and warrants
       exercised, including tax benefits               --           28           65,601            --             --       --

     Common stock issued in purchase
       acquisitions and development projects           --           67          225,078            --             --       --

     Common stock issued for acquisitions
       accounted for as poolings of interests          --           71           23,372           527             --       --

     Common stock issued in public offering            --          152          506,196            --             --       --

     Common stock issued for United stock options      --           19           25,809            --             --       --

     Foreign currency translation adjustment           --           --               --            --            165       --

     Transactions of pooled companies                  --           --           (1,735)        1,567             --       --

     Other                                             --            7           14,962           319             --       --

     Net income                                        --           --               --       164,160             --       --
                                               ----------      -------       ----------      --------       --------    -----

Balance, September 30, 1997                    $       --      $ 2,160       $2,363,732      $150,625       $(15,678)  $(484)
                                               ==========      =======       ==========      ========       ========   =====


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                            1997           1996
                                                                         ---------       --------
                                                                                       (restated)

Cash flows from operating activities:
     Net income                                                          $ 164,160       $ 10,980
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                       219,255        138,893
       Deferred income taxes                                                35,678        (14,827)
       Effect of nonrecurring charges                                       48,479         61,444
       Changes in assets and liabilities, net of
            effects of acquisitions and divestitures                      (276,408)        43,591
                                                                         ---------       --------
         Net cash provided by operating activities                         191,164        240,081
                                                                         ---------       --------

Cash flows from investing activities:
     Acquisitions of businesses, net of cash acquired                   (1,339,392)      (330,760)
     Capital expenditures                                                 (274,889)      (287,532)
     Loans and advances to others                                          (38,910)       (13,856)
     Collection of loans to others                                           6,810         13,134
     Proceeds from sale of assets                                          112,564         12,933
     Change in restricted funds                                              9,198        (25,230)
                                                                         ---------       --------
         Net cash used in investing activities                          (1,524,619)      (631,311)
                                                                         ---------       --------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                            3,201,270      1,441,129
     Principal payments on long-term debt                               (2,366,388)    (1,065,261)
     Net proceeds from issuance of common stock                            506,781             --
     Proceeds from exercise of common stock
       options and warrants                                                 32,753         35,671
     Other                                                                  (3,771)        (1,260)
                                                                         ---------       --------
         Net cash provided by financing activities                       1,370,645        410,279
                                                                         ---------       --------
Effect of exchange rate changes on cash and
       cash equivalents                                                        (29)             9
                                                                         ---------       --------

Increase in cash and cash equivalents                                       37,161         19,058
Cash and cash equivalents at beginning of period                            26,079         27,780
                                                                         ---------       --------
Cash and cash equivalents at end of period                               $  63,240       $ 46,838
                                                                         =========       ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The condensed consolidated balance sheets of USA Waste Services, Inc. and subsidiaries (the "Company") as of September 30, 1997 and December 31, 1996, the condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1997, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The Company has restated the previously issued financial statements as of December 31, 1996, and for the three and nine months ended September 30, 1996, to reflect the merger with United Waste Systems, Inc. ("United") consummated on August 26, 1997, accounted for using the pooling of interests method of accounting. The financial statements presented herein should be read in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended on Form 10-K/A filed April 30, 1997, the Company's Joint Proxy Statement and Prospectus dated July 24, 1997, included in the Company's Registration Statement on Form S-4 filed in connection with the merger with United, and the supplemental consolidated financial statements and supplemental interim condensed consolidated financial statements and related notes thereto included in the Company's Current Report on Form 8-K dated November 12, 1997, filed in connection with the merger with United.

1.  BUSINESS COMBINATIONS

On August 26, 1997, the Company consummated a merger agreement with United (the "United Merger") accounted for as a pooling of interests and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of United for all prior periods presented. Under the terms of the United Merger, the Company issued 1.075 shares of its common stock for each share of United outstanding common stock. Additionally, at the effective date of the United Merger, all United stock options, whether or not such stock options had vested or had become exercisable, were cancelled in exchange for the Company's common stock equal in market value to the fair value of such United stock options, as determined by an independent third party. The United Merger increased the Company's outstanding shares of common stock by approximately 51,900,000 shares, which includes approximately 1,900,000 shares exchanged for the aforementioned United stock options. In the third quarter of 1997, the Company incurred approximately $89,152,000 in merger related costs associated with the United Merger.

Combined and separate results of operations of the Company prior to consummation of the merger ("USA Waste") and United for the restated periods are as follows (in thousands):

                                                             USA Waste        United           Combined
                                                           -------------   -------------   ----------------

Six months ended June 30, 1997 (unaudited):
   Operating revenues                                         $ 900,090       $ 216,619        $ 1,116,709
   Income before income taxes                                   202,349          40,810            243,159
   Net income                                                   121,409          23,849            145,258
Six months ended June 30, 1996 (unaudited):
   Operating revenues                                         $ 610,267       $ 151,838          $ 762,105
   Income before income taxes                                    59,430          21,606             81,036
   Net income                                                    25,584          12,867             38,451

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

During the nine months ended September 30, 1997, in addition to the above described transactions, the Company acquired 14 landfills, 160 collection businesses, 19 transfer stations, and one recycling business for approximately $476,153,000 in cash, $37,974,000 in liabilities incurred or debt assumed, and 3,729,000 shares of the Company's common stock. These acquisitions were accounted for as purchases.

The unaudited pro forma information set forth below assumes all first, second, and third quarter 1997 acquisitions accounted for as purchases and all 1996 acquisitions accounted for as purchases occurred at the beginning of 1996. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the purchase acquisitions been consummated at that time (in thousands, except per share amounts):

                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                       1997              1996
                                                  ------------       ------------
Operating revenues                                $ 2,223,410        $ 2,120,696
Income before extraordinary item                      186,875             58,171
Net income                                            180,582             58,171
Primary earnings per common share:
  Income before extraordinary item                       0.88               0.31
  Net income                                             0.85               0.31
Fully diluted earnings per common share:
  Income before extraordinary item                       0.87               0.31
  Net income                                             0.84               0.31

In addition to the above described transactions, the Company consummated 23 acquisitions accounted for as poolings of interests during the nine months ended September 30, 1997, pursuant to which the Company issued approximately 7,057,000 shares of its common stock. Periods prior to the date of consummation of these acquisitions were not restated to include the accounts and operations of the acquired companies as the combined results would not be materially different from the results as presented. Related to these poolings of interests, the Company recognized merger costs of $1,996,000, $3,263,000, and $15,000,000 during the first, second, and third quarters of 1997, respectively.

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

3.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                            September 30,     December 31,
                                                                                1997            1996
                                                                             ----------      ----------

Revolving credit facility                                                    $  705,000      $  637,000
United credit facility                                                               --          31,450
Senior notes, interest at 7%, net of unamortized discount of $2,484             297,516              --
Senior notes, interest at 7.125%, net of unamortized discount of $2,943         297,057              --
Senior notes, maturing in varying annual installments through June
   2005, interest ranging from 7.29% to 8.44%                                        --         182,500
Convertible subordinated notes, interest at 4%                                  535,275              --
Convertible subordinated notes, interest at 4 1/2%                              150,000         150,000
Convertible subordinated debentures, interest at 5%                             115,000         115,000
Subordinated debt, maturing in varying monthly installments,
   through January 2008, interest ranging from 7.25% to 10%                       5,447           5,589
Tax-exempt bonds, principal payable in periodic installments maturing in 1997-2021, fixed and variable interest rates ranging
   from 3.55% to 9.25% at September 30, 1997                                    262,456         196,439
Promissory notes due September 2001, quarterly interest
   payments at 8%                                                                 6,000           6,000
Other                                                                           106,445         180,910
                                                                             ----------      ----------
                                                                              2,480,196       1,504,888
Less current maturities                                                          39,317          34,606
                                                                             ----------      ----------
                                                                             $2,440,879      $1,470,282
                                                                             ==========      ==========

At December 31, 1996, the Company had borrowed $637,000,000 and had letters of credit issued of $277,994,000 under its $1,200,000,000 senior revolving credit facility. The credit facility was used to refinance existing bank loans and letters of credit and to fund additional acquisitions and working capital. The credit facility was available for standby letters of credit of up to $400,000,000. Loans under the credit facility bore interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread set at 0.30% per annum, or an applicable interest rate of 5.87% per annum at December 31, 1996). The credit facility required a facility fee not to exceed 0.375% per annum on the entire available credit facility (facility fee set at 0.15% per annum at December 31, 1996). The credit facility contained financial covenants with respect to interest coverage and debt capitalization ratios. The credit facility also contained limitations on dividends, additional indebtedness, liens, and asset sales. Principal reductions were not required during the five-year term of the credit facility. On March 5, 1997, the credit facility was replaced with a $1,600,000,000 senior revolving credit facility with the same general terms, covenants, and limitations, which was available for standby letters of credit of up to $500,000,000. On August 7, 1997, the credit facility was again replaced with a $2,000,000,000 senior revolving credit facility with the same general items, covenants, and limitations, which is available for standby letters of credit up to $650,000,000. At September 30, 1997, the Company had borrowed $705,000,000 and had letters of credit of $462,291,000 under its $2,000,000,000 senior revolving credit facility. The applicable interest rate and facility fee at September 30, 1997, was 5.975% per annum and 0.1125% per annum, respectively.

On February 7, 1997, the Company issued $535,275,000 of 4% convertible subordinated notes, due on February 1, 2002 ("Convertible Notes Offering"). Interest is payable semi-annually in February and August. The notes are convertible into shares of the Company's common stock at a conversion price of $43.56 per share. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined. The notes are redeemable after February 1, 2000 at the option of the Company at 101.6% of the principal amount, declining to 100.8% of the principal amount on February 1, 2001 and thereafter until maturity at which time the notes will be redeemed at par, plus accrued interest. Deferred offering costs of approximately $14,000,000 were incurred and are being amortized ratably over the life of the notes. The proceeds were primarily used to repay debt under the Company's revolving credit facility, to fund acquisitions, and for general corporate purposes.

On February 7, 1997, concurrent with the Convertible Notes Offering, the Company completed a public offering of 11,500,000 shares of its common stock, priced at $35.125 per share. The net proceeds of approximately $387,438,000 were primarily used to repay debt under the Company's revolving credit facility and for general corporate purposes.

On March 3, 1997, United completed a public offering in which it issued 3,450,000 shares of its common stock, priced at $36.50 per share (equivalent to 3,708,750 shares of the Company's common stock, priced at $33.95 per share). The net proceeds of approximately $119,000,000 were primarily used to repay approximately $47,000,000 of debt under United's credit facility, to fund acquisitions, and for general corporate purposes.

During August 1997 and September 1997, the Company prepaid the holders of the two privately placed senior note issuances with proceeds from its senior revolving credit facility. Interest on these privately placed senior notes ranged from 7.29% to 8.44%. Accordingly, the Company recorded extraordinary losses of approximately $9,286,000 related to this transaction comprised of prepayment penalties of approximately $7,975,000 and unamortized deferred offering costs of approximately $1,311,000. Additionally, upon consummation of the United Merger, the Company retired amounts under United's credit facility, and accordingly, recorded extraordinary losses to write-off the related unamortized deferred financing costs.

On September 12, 1997, the Company issued $300,000,000 of 7% senior notes, due on October 1, 2004, and $300,000,000 of 7.125% senior notes, due on October 1, 2007 (the "Senior Notes"). The Senior Notes constitute senior and unsecured obligations of the Company, ranking equal in right of payment with all other senior and unsecured obligations of the Company, as defined. The Senior Notes are redeemable at the option of the Company at any time and from time to time at 100% of the principal amount of such notes, plus accrued interest. Deferred offering costs of approximately $4,125,000 were incurred and are being amortized ratably over the life of the Senior Notes. The proceeds were used to repay debt under the Company's revolving credit facility. In anticipation of this debt offering, the Company entered into interest rate locks on July 25, 1997, with various institutions as a hedging transaction to cover the future issuance of $600,000,000 of debt. The gain realized from this hedging transaction of approximately $5,632,000 will be amortized over the life of the Senior Notes using the effective interest method and has the effect of reducing the all-inclusive interest rate to 6.90% on the 7% senior notes, due on October 1, 2004, and to 7.06% on the 7.125% senior notes, due on October 1, 2007.

Other long-term debt at September 30, 1997 and December 31, 1996 consists of miscellaneous notes payable and obligations under capital leases. Other long-term debt at December 31, 1996 also included $83,475,000 payable to the former owners of a landfill and collection operation acquired by the Company in December 1996. This amount was retired in January 1997 through additional borrowings from the Company's revolving credit facility.

4.  INCOME TAXES

The difference in federal income taxes at the statutory rate and the provision for (benefit from) income taxes for the three and nine months ended September 30, 1997 and 1996, is primarily due to non-deductible merger costs and state and local income taxes.

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

Litigation -- On or about March 8, 1993, an action was filed in the United States District Court for the Western District of Pennsylvania, captioned Option Resource Group, et al. v. Chambers Development Company, Inc., et al., Civil Action No. 93-354. This action was brought by a market maker in options in Chambers Development Company, Inc. ("Chambers") stock and two of its general partners and asserted federal securities law and common law claims alleging that Chambers, in publicly disseminated materials, intentionally or negligently misstated its earnings and that Chambers' officers and directors committed mismanagement and breach of fiduciary duties. These plaintiffs alleged that, as a result of large amounts of put options traded on the Chicago Board of Options Exchange between March 13 and March 18, 1992, they engaged in offsetting transactions resulting in approximately $2,100,000 in losses. The plaintiffs in Option Resource Group had successfully requested exclusion from a now settled class action of consolidated suits instituted on similar claims ("Class Action") and Option Resource Group continued as a separate lawsuit. In response to discovery on damages, the plaintiffs reduced their damages claim to $433,000 in alleged losses, plus interest and attorneys' fees, for a total damage claim of $658,000 as of August 21, 1995. Discovery was completed and a trial date was set for early 1997, then postponed by the court. The case was resolved through an alternative dispute resolution process in the federal court. Plaintiffs were awarded $260,000 plus interest in the alternative dispute resolution proceeding.

On August 3, 1995, Frederick A. Moran and certain related persons and entities filed a lawsuit against Chambers, certain former officers and directors of Chambers, and Grant Thornton, LLP, in the United States District Court for the Southern District of New York under the caption Moran, et al. v. Chambers, et al., Civil Action No. 95-6034. Plaintiffs, who claimed to represent approximately 484,000 shares of Chambers stock, requested exclusion from the settlement agreements which resulted in the resolution of the Class Action and asserted that they incurred losses attributable to shares purchased during the class period and certain additional losses by reason of alleged management misstatements during and after the class period. The claimed losses included damages to Mr. Moran's business and reputation. The Judicial Panel on Multidistrict Litigation transferred this case to the United States District Court for the Western District of Pennsylvania. Discovery closed on June 30, 1997, and the parties have agreed to a settlement in which Chambers will pay $550,000 to settle all claims against it and its former officers and directors, and Grant Thornton will pay $50,000. A settlement agreement is in the process of being executed by the respective parties.

On April 17, 1997, a purported class action on behalf of the public shareholders of United entitled Schipper v. United Waste et al., Civil Action No. 15664-NC, was filed in the Court of Chancery of the State of Delaware against United and each of the members of United's Board of Directors asserting, among other things, that defendants breached their fiduciary duties to stockholders of United in negotiating the Merger Agreement with the Company and in engaging in certain related alleged acts and omissions. The complaint seeks, among other things, injunctive and other equitable relief against consummation of the United Merger, and damages and costs in an unspecified amount. The United Merger was closed on August 26, 1997, and the Company believes this claim is without merit.

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

To date, the Company has not experienced any difficulty in obtaining insurance. However, if the Company in the future is unable to obtain adequate insurance, or decides to operate without insurance, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect to the Company's financial condition, results of operations or cash flows. Additionally, continued availability of casualty and EIL insurance with sufficient limits at acceptable terms is an important aspect of obtaining revenue-producing waste service contracts.

6.  EARNINGS (LOSS) PER COMMON SHARE

Primary and fully dilutive earnings (loss) per common share amounts are calculated as follows for the periods indicated:

For the three months ended September 30, 1997

     Primary - based on (i) net income and (ii) the primary weighted average number of common shares and dilutive common equivalent shares outstanding of 218,197,000.

     Fully dilutive - based on (i) net income and (ii) the fully dilutive weighted average number of common shares, dilutive common equivalent shares, and other potentially dilutive securities outstanding of 218,197,000.

For the three months ended September 30, 1996

     Primary - based on (i) net loss and (ii) the primary weighted average number of common shares and dilutive common equivalent shares outstanding of 176,392,000.

     Fully dilutive - antidilutive for the three months ended September 30, 1996, and therefore presented as equal to primary loss per common share.

For the nine months ended September 30, 1997

     Primary - based on (i) net income plus the after-tax interest expense of approximately $8,271,000 on the Company's 4% convertible subordinated notes that are considered to be common stock equivalents, and (ii) the primary weighted average number of common and dilutive common equivalent shares outstanding of 220,342,000.

     Fully diluted - based on (i) net income plus (a) the after-tax interest expense of approximately $8,271,000 on the above mentioned 4% convertible subordinated notes, (b) the after-tax interest expense of approximately $3,029,000 on the Company's 4 1/2% convertible subordinated notes, and (c) the after-tax interest expense of approximately $2,581,000 on the Company's 5% convertible subordinated debentures, and (ii) the fully diluted weighted average number of common, dilutive common equivalent, and other potentially dilutive securities outstanding of 229,527,000.

For the nine months ended September 30, 1996

     Primary - based on net income and the primary weighted average number of common shares and dilutive common equivalent shares outstanding of 180,675,000.

     Fully dilutive - based on (i) net income and (ii) the fully diluted weighted average number of common shares and dilutive common equivalent shares outstanding and other potentially dilutive securities of 181,480,000.

7.  NEW ACCOUNTING PRONOUNCEMENTS

In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, Environmental Remediation Liabilities ("SOP No. 96-1"). SOP No. 96-1 provides authoritative guidance on the recognition, measurement, presentation, and disclosure of environmental remediation liabilities. The adoption of SOP No. 96-1 did not have a material effect to the Company's financial position, results of operations, or cash flows.

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

                                                      Three Months Ended September 30,  Nine Months Ended September 30,
                                                          -------------------------      -----------------------------
                                                              1997            1996           1997                1996
                                                          -----------       -------      -----------       -----------

Reported:
     Primary earnings (loss) per common share:
        Income (loss) before extraordinary item           $      0.12       $ (0.16)     $      0.81       $      0.06
        Extraordinary item                                      (0.03)           --            (0.03)               --
                                                          -----------       -------      -----------       -----------
        Net income (loss)                                 $      0.09       $ (0.16)     $      0.78       $      0.06
                                                          ===========       =======      ===========       ===========
     Weighted average number of common and
        common equivalent shares outstanding                  218,197       176,392          220,342           180,675
                                                          ===========       =======      ===========       ===========

     Fully diluted earnings (loss) per common share:
        Income (loss) before extraordinary item           $      0.12       $ (0.16)     $      0.81       $      0.06
        Extraordinary item                                      (0.03)           --            (0.03)               --
                                                          -----------       -------      -----------       -----------
        Net income (loss)                                 $      0.09       $ (0.16)     $      0.78       $      0.06
                                                          ===========       =======      ===========       ===========
     Weighted average number of common and
         common equivalent shares outstanding                 218,197       176,392          229,527           181,480
                                                          ===========       =======      ===========       ===========

Pro forma:
     Basic earnings (loss) per common share:
        Income (loss) before extraordinary item           $      0.12       $ (0.16)     $      0.83       $      0.06
        Extraordinary item                                      (0.03)           --            (0.03)               --
                                                          -----------       -------      -----------       -----------
        Net income (loss)                                 $      0.09       $ (0.16)     $      0.80       $      0.06
                                                          ===========       =======      ===========       ===========
     Basic weighted average shares                            213,510       176,392          205,356           172,158
                                                          ===========       =======      ===========       ===========

     Diluted earnings (loss) per common share:
        Income (loss) before extraordinary item           $      0.12       $ (0.16)     $      0.81       $      0.06
        Extraordinary item                                      (0.03)           --            (0.03)               --
                                                          ===========       =======      ===========       ===========
        Net income (loss)                                 $      0.09       $ (0.16)     $      0.78       $      0.06
                                                          ===========       =======      ===========       ===========
     Diluted weighted average shares                          218,197       176,392          229,366           180,675
                                                          ===========       =======      ===========       ===========


In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Assuming the Company adopted SFAS No. 130 in 1996, comprehensive income would have been $19,082,000 and $164,325,000 for the three and nine months ended September 30, 1997, respectively, and $11,132,000 for the nine months ended September 30, 1996. Comprehensive loss would have been $27,450,000 for the three months ended September 30, 1996.

8.  SUBSEQUENT EVENTS

From October 1, 1997 through November 3, 1997, the Company acquired 11 collection businesses and one landfill for approximately $56,044,000 in cash, $1,300,000 in liabilities incurred or debt assumed, and approximately 86,000 shares of the Company's common stock. These acquisitions were accounted for as purchases.

The unaudited pro forma information set forth below assumes all 1997 acquisitions through November 3, 1997, accounted for as purchases and all 1996 acquisitions accounted for as purchases occurred at the beginning of 1996. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                               Nine Months Ended September 30,
                                            ------------------------------------
                                                 1997                 1996
                                            ---------------      ---------------

Operating revenues                             $ 2,257,103          $ 2,154,389
Income before extraordinary item                   189,318               60,613
Primary earnings per common share:
  Income before extraordinary item                    0.89                 0.32
  Net income                                          0.86                 0.32
Fully diluted earnings per common share:
  Income before extraordinary item                    0.88                 0.32
  Net income                                          0.85                 0.32

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews the Company's operations for the three and nine months ended September 30, 1997 and 1996, and should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere herein as well as the Company's consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended on Form 10-K/A filed April 30, 1997, the Company's Joint Proxy Statement and Prospectus dated July 24, 1997, included in the Company's Registration Statement on Form S-4 filed in connection with the merger with United, and the supplemental consolidated financial statements and supplemental interim condensed consolidated financial statements and related notes thereto included in the Company's Current Report on Form 8-K dated November 12, 1997, filed in connection with the merger with United.

INTRODUCTION

The Company provides nonhazardous solid waste management services, consisting of collection, transfer, disposal, recycling, and other miscellaneous services. Since August 1990, the Company has experienced significant growth principally through the acquisition and integration of solid waste businesses and is the third largest nonhazardous solid waste management company in North America, as measured by 1996 revenues. The Company conducts operations in various locations throughout the United States, Canada, Puerto Rico, and Mexico. As of September 30, 1997, the Company owned or operated 381 collection businesses, 159 transfer stations, 164 landfills, and 21 recycling businesses serving more than 7,500,000 customers.

The Company's operating revenues consist primarily of fees charged for its collection and disposal services. Operating revenues for collection services include fees from commercial, industrial, and municipal and residential collection customers. A portion of these fees are billed in advance; and upon receipt of payment a liability for future service is recorded and operating revenues are recognized as services are actually provided. Fees for residential services are normally based on the type and frequency of service. Fees for commercial and industrial services are normally based on the type and frequency of service and the volume of solid waste collected.

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

                                                      Period to Period            Period to Period
                                                       Change for the              Change for the
                                                     Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                      1997 and 1996                1997 and 1996
                                               ----------------------------  -------------------------
                                                    $                 %           $               %
                                               ------------     ----------- -----------      ---------
STATEMENT OF OPERATIONS
Operating revenues                              $ 318,950          72.0%    $ 673,554            55.9%
                                                ---------                   ---------

Costs and expenses:
      Operating (exclusive of depreciation
         and amortization shown below)            157,399          68.0       320,544            49.3
      General and administrative                   30,298          58.7        59,644            40.4
      Depreciation and amortization                36,327          70.8        80,362            57.9
      Merger costs                                 19,401          22.9       (15,636)          (12.5)
      Unusual items                               (26,128)        (51.4)      (39,080)          (61.3)
                                                ---------                   ---------
                                                  217,297          46.2       405,834            36.1
                                                ---------                   ---------
Income (loss) from operations                     101,653         372.4       267,720           336.2
                                                ---------                   ---------

Other income (expense):
      Interest expense                            (14,351)        (93.1)      (25,960)           57.2
      Interest and other income, net                   57           1.4         7,722            99.2
                                                ---------                   ---------
                                                  (14,294)        125.4       (18,238)           48.9
                                                ---------                   ---------

Income (loss) before income taxes and
      extraordinary item                           87,359         225.7       249,482           589.3
Provision for (benefit from) income taxes          34,693         308.9        90,009           287.1
                                                ---------                   ---------
Income (loss) before extraordinary item            52,666         191.7       159,473         1,452.4
Extraordinary item                                 (6,293)       (100.0)       (6,293)         (100.0)
                                                ---------                   ---------
Net income (loss)                               $  46,373         168.8%    $ 153,180         1,395.1%
                                                =========                   =========

SUPPLEMENTARY DATA
EBITDA (1)                                      $ 137,980         573.8%    $ 348,082           159.3%
EBITDA excluding merger costs
      and unusual items (1)                       131,253          82.2       293,366            72.0

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

The following table presents, for the periods indicated, the percentage relationship that the various Condensed Consolidated Statements of Operations line items and certain supplementary data bear to operating revenues:

                                                    Three Months Ended September 30,        Nine Months Ended September 30,
                                                    ---------------------------------       ---------------------------------
                                                        1997                1996                1997                1996
                                                    -------------       -------------       -------------       -------------

STATEMENT OF OPERATIONS
Operating revenues:
    Collection                                                62.7%               52.8%               61.5%               53.7%
    Transfer station                                          10.1                11.2                10.2                10.7
    Disposal                                                  23.5                28.9                24.3                28.3
    Other                                                      3.7                 7.1                 4.0                 7.3
                                                     -------------       -------------       -------------       -------------
                                                             100.0               100.0               100.0               100.0
                                                     -------------       -------------       -------------       -------------

Costs and expenses:
    Operating (exclusive of depreciation
       and amortization shown below)                          51.1                52.3                51.7                53.9
    General and administrative                                10.8                11.7                11.0                12.3
    Depreciation and amortization                             11.5                11.6                11.7                11.5
    Merger costs                                              13.6                19.1                 5.8                10.4
    Unusual items                                              3.2                11.5                 1.3                 5.3
                                                     -------------       -------------       -------------       -------------
                                                              90.2               106.2                81.5                93.4
                                                     -------------       -------------       -------------       -------------
Income (loss) from operations                                  9.8                (6.2)               18.5                 6.6
                                                     -------------       -------------       -------------       -------------

Other income (expense):
    Interest expense                                          (3.9)               (3.5)               (3.8)               (3.7)
    Interest and other income, net                             0.5                 0.9                 0.8                 0.6
                                                     -------------       -------------       -------------       -------------
                                                              (3.4)               (2.6)               (3.0)               (3.1)
                                                     -------------       -------------       -------------       -------------

Income (loss) before income taxes and
    extraordinary item                                         6.4                (8.8)               15.5                 3.5
Provision for (benefit from) income taxes                      3.1                (2.6)                6.5                 2.6
                                                     -------------       -------------       -------------       -------------
Income (loss) before extraordinary item                        3.3                (6.2)                9.0                 0.9
Extraordinary item                                             0.8                  --                (0.3)                 --
                                                     -------------       -------------       -------------       -------------
Net income (loss)                                              2.5%               (6.2%)               8.7%                0.9%
                                                     =============       =============       =============       =============


SUPPLEMENTARY DATA
EBITDA (1)                                                    21.3%                5.4%               30.2%               18.1%
EBITDA excluding merger costs
    and unusual items (1)                                     38.2                36.1                37.3                33.8


(1) EBITDA represents income from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

Operating Revenues

Operating revenues increased $318,950,000 or 72.0% and $673,554,000 or 55.9% for the three and nine months ended September 30, 1997, respectively, as compared to the corresponding prior year periods. The increase in operating revenues was attributable to the effect of acquisitions of domestic and Canadian solid waste businesses, less dispositions, and the internal growth of comparable operations. Acquisitions of domestic solid waste businesses consummated during 1997 and the effect of such acquisitions consummated during 1996 accounted for increases in operating revenues of $214,400,000 and $423,300,000, or 48.4% and 35.1%, for the
three and nine months ended September 30, 1997, respectively. Acquisitions of Canadian solid waste businesses consummated during 1997 and the effect of such acquisitions consummated during 1996 accounted for increases in operating revenues of $103,800,000 and $217,200,000, or 23.4% and 18.0%, for the three and nine months ended September 30, 1997, respectively. Internal growth of comparable operations resulted in an increase in operating revenues of $41,600,000, consisting of increases of 3.6% due to pricing and 5.8% due to volumes for the three months ended September 30, 1997, and an increase in operating revenues of $115,900,000, consisting of 3.2% due to pricing and 6.4% due to volumes for the nine months ended September 30, 1997. These increases were offset by a decrease in operating revenues of 9.2% and 6.8% for the three and nine months ended September 30, 1997, respectively, primarily as a result of the disposition of certain Houston, Texas, solid waste collection and disposal operations in January 1997, which was ordered by the United States Department of Justice in connection with the Company's August 30, 1996, merger with Sanifill, Inc., the disposition of certain nonstrategically located solid waste collection operations in June 1997, and the disposition of other non-core businesses in 1997 and 1996.

Although the Company operates one line of business, integrated nonhazardous solid waste management which encompasses the entire waste stream from collection to transfer station to landfill, the Company's mix of operating revenues reflects an increase in collection revenues as a percentage of total revenues from 52.8% and 53.7% for the three and nine months ended September 30, 1996, respectively, to 62.7% and 61.5% for the three and nine months ended September 30, 1997, respectively. The change in the Company's mix of operating revenues is primarily the result of acquisitions of certain solid waste businesses in the first and second quarters of 1997 with large collection operations. Such acquired businesses include the Canadian solid waste subsidiaries of Allied Waste Industries, Inc., and a majority of the Canadian solid waste businesses of Waste Management, Inc.

Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

Operating costs and expenses increased $157,399,000, or 68.0%, and $320,544,000, or 49.3% for the three and nine months ended September 30, 1997, respectively, as compared to the corresponding prior year periods. The net increase in operating costs and expenses was primarily attributable to the effect of new acquisitions, net of dispositions, however, was offset by the increased utilization of internal disposal capacity and the cost reductions in comparable operations. The effect of new acquisitions, net of dispositions, resulted in an increase to operating costs and expenses of $172,301,000 and $351,214,000 for the three and nine months ended September 30, 1997, respectively. A decrease in operating costs and expenses related to comparable operations of $14,902,000 and $30,670,00 for the three and nine months ended September 30, 1997, respectively, primarily resulted from the increased utilization of internal disposal capacity and operating synergies realized from tuck-in acquisitions and the Company's mergers with United, Sanifill, Inc., and Western Waste Industries in August 1997, August 1996, and May 1996, respectively.

Operating costs and expenses decreased as a percentage of operating revenues from 52.3% to 51.1% for the three months ended September 30, 1996 and 1997, respectively, and from 53.9% to 51.7% for nine months ended September 30, 1996 and 1997, respectively. The improvements in operating costs as a percentage of revenues were slightly offset by the change in revenue mix, as discussed above, as collection operations typically have higher operating costs and expenses than disposal operations.

General and Administrative

General and administrative expenses increased $30,298,000 or 58.7% and $59,644,000 or 40.4% for the three and nine months ended September 30, 1997, respectively, as compared to the corresponding prior year periods. However, as a percentage of operating revenues, general and administrative expenses decreased from 11.7% and 12.3% for the three and nine months ended September 30, 1996, respectively, to 10.8% and 11.0% for the three and nine months ended September 30, 1997, respectively. The decrease in general and administrative expenses as a percentage of operating revenues is primarily the result of the Company's ability to integrate new business acquisitions without a proportionate increase in general and administrative expenses as well as synergies resulting from the Company's mergers with United, Sanifill, Inc., and Western Waste Industries in August 1997, August 1996, and May 1996, respectively.

Depreciation and Amortization

Depreciation and amortization increased $36,327,000, or 70.8%, and $80,362,000, or 57.9% for the three and nine months ended September 30, 1997, as compared to the corresponding periods of 1996. The increase in depreciation and amortization is primarily related to new acquisitions, increased landfill disposal volumes, and upgrades to existing operations. However, as a percentage of operating revenues, deprecation and amortization for the three and nine months ended September 30, 1997, was consistent with such percentages for the corresponding periods of the prior year. The increase in depreciation and amortization due to the increased utilization of internal disposal capacity was offset by the improved utilization of equipment through internal growth in collection and disposal operations.

Merger Costs

In the third quarter of 1997, the Company recognized $89,152,000 related to the United Merger and $15,000,000 related to the acquisition of other businesses accounted for as poolings of interests. The $89,152,000 of merger costs related to United include $17,566,000 of transaction costs, $26,198,000 of severance and other termination benefits, $21,629,000 of costs related to integrating operations, and $23,759,000 of estimated losses related to the disposition of a Pennsylvania landfill ordered by the United States Department of Justice in connection with the United Merger and the disposition of other duplicative facilities. The Company recognized $1,996,000 and $3,263,000 in the first and second quarters of 1997, respectively, related to other acquisitions of businesses accounted for as poolings of interests. In the third quarter of 1996, the Company recognized $80,000,000 related to the merger with Sanifill, Inc. and $4,751,000 related to the acquisition of other businesses accounted for as poolings of interests. The $80,000,000 of merger costs related to Sanifill, Inc. include $9,500,000 of transaction costs, $20,000,000 of relocation, severance, and other termination benefits, $13,000,000 of costs related to integrating operations, and $37,500,000 of disposal of duplicative facilities. In the second quarter of 1996, the Company recognized $35,000,000 related to the merger with Western Waste Industries and $5,296,000 related to the acquisition of three other companies accounted for as poolings of interests. The $35,000,000 of merger costs related to Western Waste Industries include $6,800,000 of transaction costs, $15,000,000 of severance and other termination benefits, and $13,200,000 of costs related to integrating operations.

Unusual Items

In the third quarter of 1997, the Company recognized unusual items of $24,720,000, including estimated losses of $10,400,000 related to the closure of two transfer stations in Minnesota, $8,400,000 of estimated losses related to the closure and abandonment of two landfills in Massachusetts, and $5,920,000 of reserves for various terminated projects. In the third quarter of 1996, the Company recognized unusual items of $50,848,000, including $28,900,000 of estimated losses related to the disposition of certain non-core business assets, $15,000,000 of project reserves related to certain operations in Mexico, and $6,948,000 of various other terminated projects. In the second quarter of 1996, unusual items included $4,824,000 of retirement benefits associated with Western Waste Industries' pre-merger retirement and severance plans and $8,128,000 of estimated future losses related to municipal solid waste contracts in California as a result of the continuing decline in prices of recyclable materials.

Income (Loss) from Operations

Income (loss) from operations as a percentage of operating revenues was 9.8% and 18.5% for the three and nine months ended September 30, 1997, respectively, as compared to (6.2)% and 6.6% for the corresponding prior year periods. Exclusive of nonrecurring charges, income from operations was 26.7% and 25.6% as a percentage of operating revenues for the three and nine months ended September 30, 1997, as compared to 24.4% and 22.3% for the corresponding prior year periods. The improvement in recurring operations is the result of synergies and economies of scale realized by the Company as a result of recent mergers and acquisitions, increased utilization of internal disposal capacity, and improvements in comparable operations.

Other Income and Expense

Other income and expense consists of interest expense, interest income, and other income. Interest expense, gross of amounts capitalized, increased due to an increase in the Company's outstanding indebtedness. Interest capitalized for the three and nine months ended September 30, 1997, was $6,145,000 and $17,772,000, respectively, as compared to $5,490,000 and $14,429,000 for the corresponding prior year periods. The increase in other income for the nine months ended September 30, 1997, as compared to the corresponding period of the prior year, primarily relates to the realization of a portion of the deferred gain recorded in connection with the 1996 sale of certain nonhazardous oilfield waste disposal operations.

Provision for (Benefit From) Income Taxes

The provision for (benefit from) income taxes increased $34,693,000 and $90,009,000 for the three and nine months ended September 30, 1997, respectively, as compared to the corresponding prior year periods. The difference in federal income taxes at the statutory rate and the provision for (benefit from) income taxes for the three and nine months ended September 30, 1997 and 1996, is primarily due to non-deductible merger costs and state and local income taxes.

Income (Loss) Before Extraordinary Item

For reasons discussed above, income (loss) before extraordinary item increased $87,359,000 and $249,482,000 during the three and nine months ended September 30, 1997, respectively, as compared to the corresponding prior year periods.

Extraordinary Item

During the third quarter of 1997, the Company recorded extraordinary losses related to the early retirement of the two privately placed senior note issuances of approximately $9,286,000 comprised of prepayment penalties of approximately $7,975,000 and unamortized deferred offering costs of approximately $1,311,000. Additionally, during the third quarter of 1997, the Company recorded extraordinary losses of approximately $1,206,000 primarily related to the write-off of the unamortized deferred financing costs related to the United credit facility which was retired upon consummation of the United Merger.

Net Income (Loss)

For reasons discussed above, net income (loss) increased $46,373,000 and $153,180,000 during the three and nine months ended September 30, 1997, respectively, as compared to the corresponding prior year periods.

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

As of September 30, 1997, the Company had working capital of $160,894,000 (a ratio of current assets to current liabilities of 1.29:1) and a cash balance of $63,249,000, which compares to working capital of $31,842,000 (a ratio of current assets to current liabilities of 1.08:1) and a cash balance of $26,079,000 as of December 31, 1996. For the first nine months of 1997, net cash from operating activities was approximately $191,164,000 and net cash from financing activities was approximately $1,370,645,000. These funds were used primarily to fund investments in other businesses of $1,339,392,000 and for capital expenditures of approximately $274,889,000.

The Company's capital expenditure and working capital requirements have increased reflecting the Company's business strategy of growth through acquisitions and development projects. The Company intends to finance the remainder of its 1997 capital expenditures through internally generated cash flow and amounts available under its revolving credit facility.

At December 31, 1996, the Company had borrowed $637,000,000 and had letters of credit issued of $277,994,000 under its $1,200,000,000 senior revolving credit facility. The credit facility was used to refinance existing bank loans and letters of credit and to fund additional acquisitions and working capital. The credit facility was available for standby letters of credit of up to $400,000,000. Loans under the credit facility bore interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread set at 0.30% per annum, or an applicable interest rate of 5.87% per annum at December 31, 1996). The credit facility required a facility fee not to exceed 0.375% per annum on the entire available credit facility (facility fee set at 0.15% per annum at December 31, 1996). The credit facility contained financial covenants with respect to interest coverage and debt capitalization ratios. The credit facility also contained limitations on dividends, additional indebtedness, liens, and asset sales. Principal reductions were not required during the five-year term of the credit facility. On March 5, 1997, the credit facility was replaced with a $1,600,000,000 senior revolving credit facility with the same general terms, covenants, and limitations, which was available for standby letters of credit of up to $500,000,000. On August 7, 1997, the credit facility was again replaced with a $2,000,000,000 senior revolving credit facility with the same general items, covenants, and limitations, which is available for standby letters of credit up to $650,000,000. At September 30, 1997, the Company had borrowed $705,000,000 and had letters of credit of $462,291,000 under its $2,000,000,000 senior revolving credit facility. The applicable interest rate and facility fee at September 30, 1997, was 5.975% per annum and 0.1125% per annum, respectively.

On February 7, 1997, the Company issued $535,275,000 of 4% convertible subordinated notes, due on February 1, 2002 ("Convertible Notes Offering"). Interest is payable semi-annually in February and August. The notes are convertible into shares of the Company's common stock at a conversion price of $43.56 per share. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined. The notes are redeemable after February 1, 2000 at the option of the Company at 101.6% of the principal amount, declining to 100.8% of the principal amount on February 1, 2001 and thereafter until maturity at which time the notes will be redeemed at par, plus accrued interest. Deferred offering costs of approximately $14,000,000 were incurred and are being amortized ratably over the life of the notes. The proceeds were primarily used to repay debt under the Company's credit facility and for general corporate purposes.

On February 7, 1997, concurrent with the Convertible Notes Offering, the Company completed a public offering of 11,500,000 shares of its common stock, priced at $35.125 per share. The net proceeds of approximately $387,438,000 were primarily used to repay debt under the Company's credit facility and for general corporate purposes.

On March 3, 1997, United completed a public offering in which it issued 3,450,000 shares of its common stock, priced at $36.50 per share (equivalent to 3,708,750 shares of the Company's common stock, priced at $33.95 per share). The net proceeds of approximately $119,000,000 were primarily used to repay approximately $47,000,000 of debt under United's credit facility and for general corporate purposes.

During August and September 1997, the Company prepaid the holders of the two privately placed senior note issuances with proceeds from its senior revolving credit facility. Interest on these privately placed senior notes ranged from 7.29% to 8.44%. Accordingly, the Company recorded extraordinary losses of approximately $9,286,000 related to this transaction comprised of prepayment penalties of approximately $7,975,000 and unamortized deferred offering costs of approximately $1,311,000. Additionally, upon consummation of the United Merger, the Company retired amounts under United's credit facility, and accordingly, recorded extraordinary losses to write-off the related unamortized deferred financing costs.

On September 12, 1997, the Company issued $300,000,000 of 7% senior notes, due on October 1, 2004, and $300,000,000 of 7.125% senior notes, due on October 1, 2007 (the "Senior Notes"). The Senior Notes constitute senior and unsecured obligations of the Company, ranking equal in right of payment with all other senior and unsecured obligations of the Company, as defined. The Senior Notes are redeemable at the option of the Company at any time and from time to time at par, plus accrued interest. Deferred offering costs of approximately $4,125,000 were incurred and are being amortized ratably over the life of the Senior Notes. The proceeds were used to repay debt under the Company's revolving credit facility. In anticipation of this debt offering, the Company entered into interest rate locks on July 25, 1997, with various institutions as a hedging transaction to cover the future issuance of $600,000,000 of debt. The gain realized from this hedging transaction of approximately $5,632,000 will be amortized over the life of the Senior Notes using the effective interest method and has the effect of reducing the all-inclusive interest rate to 6.90% on the 7% senior notes, due on October 1, 2004, and 7.06% on the 7.125% senior notes, due on October 1, 2007.

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

On August 4, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission to provide for the issuance of up to 20,000,000 shares of the Company's common stock that may be offered and issued by the Company from time to time in connection with the acquisition directly or indirectly by the Company of other businesses or properties or interests therein, and which may be reserved for issuance pursuant to, or offered and issued upon exercise or conversion of, warrants, options, convertible notes, or other similar instruments issued by the Company from time to time in connection with any such acquisitions. As of November 7, 1997, the Company had approximately 19,487,000 shares of its common stock available for future offerings and issuances under this shelf registration.

SEASONALITY AND INFLATION

The Company's operating revenues tend to be somewhat lower in the winter months. This is generally reflected in the Company's first quarter and fourth quarter results of operations. This is primarily attributable to the fact that (i) the volume of waste relating to construction and demolition activities tends to increase in the spring and summer months and (ii) the volume of industrial and residential waste in certain regions where the Company operates tends to decrease during the winter months.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on August 26, 1997, a proposal to elect the nominees listed in the following table as directors of the Company was submitted to a vote of the Company's stockholders. The following table also shows the results of voting as to each nominee:


     NOMINEE                           VOTES FOR             VOTES WITHHELD
     -------                           ---------             --------------
John E. Drury                         125,752,212            1,323,737
William E. Moffett                    125,860,069            1,215,880
John G. Rangos, Sr.                   125,601,860            1,474,089
Jerome B. York                        125,696,072            1,379,877

At the same meeting, proposals to (i) approve and adopt an Agreement and Plan of Merger dated as of April 13, 1997, by and among the Company, Riviera Acquisition Corp. and United Waste Systems, Inc., (ii) approve and adopt the USA Waste Services, Inc. 1997 Employee Stock Purchase Plan, (iii) approve an amendment to the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of the Company from 300,000,000 to 500,000,000, and (iv) ratify the appointment of Coopers & Lybrand L.L.P. as independent accountants for the ensuing year were submitted to a vote of the Company's stockholders. All proposals were adopted by the stockholders. The voting was as follows:

                                                                           VOTES                       BROKER
                                                    VOTES FOR             AGAINST    ABSTENTIONS      NON-VOTES
                                                    ---------             -------    -----------      ---------

United Merger                                      112,189,663            92,664       228,053       14,565,569

1997 Employee Stock Purchase Plan                  126,038,501           756,409       281,039               --

Restated Certificate of Incorporation Amendment    111,656,537           911,880       142,554       14,364,978

Ratification of Independent Accountants            126,770,581            58,752       246,616               --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

The exhibits to this report are listed in the Exhibit Index included elsewhere herein.

(b) REPORTS ON FORM 8-K:

A report on Form 8-K (Amendment No. 2) dated March 12, 1997, was filed July 23, 1997, to amend the Company's previously filed Form 8-K regarding its acquisition of the Canadian solid waste subsidiaries of Allied Waste Industries, Inc.

A report on Form 8-K dated August 26, 1997, was filed September 3, 1997, to report the consummation of the Company's merger with United Waste Systems, Inc. and to file the historical financial statements of United Waste Systems, Inc. and the required pro forma financial information.

A report on Form 8-K dated September 10, 1997, was filed September 24, 1997, to report the Company's sale of $300,000,000 of 7% Senior Notes due 2004, and $300,000,000 of 7.125% Senior Notes due 2007, in an underwritten public offering.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          USA WASTE SERVICES, INC.
                                          Registrant

November 14, 1997                         BY: /s/ Earl E. DeFrates
-----------------                            --------------------------------
Date                                      Earl E. DeFrates,
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

November 14, 1997                         BY: /s/ Bruce E. Snyder
-----------------                            --------------------------------
Date                                      Bruce E. Snyder,
                                          Vice President and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)

                            USA WASTE SERVICES, INC.

                                  EXHIBIT INDEX

Number and Description of Exhibit (*)

           2               None

           3(a)            Amendment to Registrant's Restated Certificate of Incorporation

           3(b)            Conformed Copy of Registrant's Restated Certificate of Incorporation

           4               None

           10              None

           11              Computation of Earnings (Loss) Per Common Share

           12              Computation of Ratio of Earnings to Fixed Charges

           15              None

           18              None

           19              None

           22              None

           23              None

           24              None

           27              Financial Data Schedule

           99              None

---------------------------------------
(*) Exhibits not listed are inapplicable.