Form 10-K
period 1997-12-31
USA WASTE SERVICES INC
filed 1998-03-31
CIK 823768

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(MARK ONE)

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1997

                                       OR

     [ ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from           to

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

       Registrant's telephone number, including area code: (713) 512-6200

          Securities registered pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                     NAME OF EXCHANGED ON WHICH REGISTERED
              -------------------                     -------------------------------------
          Common Stock, $.01 par value                       New York Stock Exchange
          7 1/8% Senior Notes Due 2017
          7 1/8% Senior Notes Due 2007
            7% Senior Notes Due 2004
          6 1/2% Senior Notes Due 2002
   5% Convertible Subordinated Notes Due 2006
 4 1/2% Convertible Subordinated Notes Due 2001
4% Convertible Subordinated Debentures Due 2002

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 16, 1998, was approximately $10,073,799,486. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

     The number of shares of Common Stock, $.01 par value, of the registrant outstanding at March 16, 1998, was 218,995,641.

                      DOCUMENTS INCORPORATED BY REFERENCE

                    DOCUMENT                                    INCORPORATED AS TO
                    --------                                    ------------------
            Proxy Statement for the
      1998 Annual Meeting of Stockholders                            Part III

================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................   16
Item  3.  Legal Proceedings...........................................   16
Item  4.  Submission of Matters to a Vote of Security Holders.........   17
                                  PART II
Item  5.  Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   19
Item  6.  Selected Financial Data.....................................   20
Item  7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   21
Item  8.  Financial Statements and Supplementary Data.................   33
Item  9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   63
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   63
Item 11.  Executive Compensation......................................   63
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   63
Item 13.  Certain Relationships and Related Transactions..............   63
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   64

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     USA Waste Services, Inc. ("USA Waste" or the "Company") is the third largest integrated solid waste management company in North America, as measured by revenues for the 1997 fiscal year, and currently serves the full spectrum of commercial, industrial, municipal and residential customers in 48 states, the District of Columbia, Canada, and Puerto Rico. The Company's solid waste management services include collection, transfer, and disposal operations and, to a lesser extent, recycling and certain other waste management services. At December 31, 1997, USA Waste owned or operated an extensive network of landfills, transfer stations, and collection operations and had a diversified customer base in excess of seven million with no single customer accounting for more than 5% of the Company's operating revenues during 1997. The Company employed approximately 17,700 people as of December 31, 1997.

     The terms "USA Waste" and the "Company" refer to USA Waste Services, Inc., a Delaware corporation incorporated on April 28, 1995, and includes its predecessors, subsidiaries, and affiliates, unless the context requires otherwise. USA Waste's executive offices are located at 1001 Fannin Street, Suite 4000, Houston, Texas 77002, and its telephone number is (713) 512-6200. The Company's common stock is listed on the New York Stock Exchange under the trading symbol "UW."

     For the year ended December 31, 1997, approximately 62%, 10%, 24%, and 4% of the Company's revenues were attributable to collection, transfer, disposal, and other waste management services, respectively. Information regarding the Company's domestic and foreign operations is included in Note 10 to the Company's Consolidated Financial Statements included elsewhere herein.

INDUSTRY BACKGROUND

     USA Waste operates in the nonhazardous solid waste segment of the waste management industry. Despite the size of this industry, it has historically been a fragmented industry, with a multitude of local private operators and municipal operators servicing relatively centralized areas. In recent years, the industry has undergone a period of significant consolidation. However, local private and municipal operations continue to service a large percentage of the North American nonhazardous solid waste business.

     One of the forces causing consolidation within the solid waste management industry has been increased regulation and enforcement of collection and disposal activities. In October 1991, the Environmental Protection Agency ("EPA") adopted new regulations pursuant to Subtitle D of the Resource Conservation and Recovery Act governing the disposal of solid waste. These regulations led to a variety of requirements applicable to landfill disposal sites, including the construction of liners and the installation of leachate collection systems, groundwater monitoring systems, and methane gas recovery systems. The regulations also required enhanced control systems to monitor more closely the waste streams being disposed at the landfills, post-closure monitoring of sites and financial assurances that landfill operators will comply with the stringent regulations. The result of these regulatory requirements has been increased costs in various segments of the industry, particularly for landfill operators.

     The costs associated with the new industry regulations have caused some of the consolidation and acquisition activity within the industry. Large waste management companies are typically able to generate economies of scale and bring existing operations into compliance. They have also acquired operations which either complement existing businesses or otherwise improve their cost structure and flexibility. The Company expects waste management companies active in various segments of the industry to continue to seek vertical integration to enable them to become more cost effective and competitive. Despite this industry consolidation, many of the smaller localized companies have low cost positions and provide strong competition in local markets.

STRATEGY

     The Company is focused on continuing to pursue profitable growth and operational efficiencies in the nonhazardous solid waste business in North America. Key components of the Company's strategy are:

  Growth

     Internal Growth

     - Increasing revenues through the expansion of existing operations. The Company continually strives to enhance its existing operations and increase volume.

     External Growth

     - Increasing revenues and enhancing profitability through tuck-in and other acquisitions. The Company continually seeks to expand its services through the acquisition of additional solid waste management businesses and operations that can be effectively integrated with the Company's existing operations. These acquisitions typically involve adding collection operations, transfer stations, or landfills that are complementary to existing operations and that permit the Company to implement operating efficiencies and increase asset utilization.

     - Expanding into new markets through acquisitions. The Company pursues acquisitions in new markets where the Company believes it can strengthen its overall competitive position as an important provider of integrated solid waste management services and where opportunities exist to apply the Company's operating and management expertise to enhance the performance of acquired operations. The completion of the Company's recently announced proposed merger with Waste Management, Inc. ("WMI") will significantly expand the Company's operations, both nationally and internationally. It will also result in adding operations, such as hazardous waste disposal, waste to energy operations and environmental engineering activities, which are outside the Company's traditional emphasis on solid waste disposal activities.

     - Benefiting from the privatization of solid waste services provided by municipalities. Municipalities currently provide a large percentage of the solid waste management services in North America. Due to the capital and regulatory requirement demands as well as the economics of the solid waste industry, certain portions of these services have been privatized each year. The Company pursues privatization opportunities where it believes solid waste services can be provided at a cost efficient yet profitable level.

  Operational Efficiencies

     - Increasing productivity and operating efficiencies in existing and acquired operations. The Company seeks to increase productivity, achieve administrative and operating efficiencies, and improve profitability in existing operations and acquired businesses, with the objective of becoming the low cost operator in each of its markets. Measures taken by the Company in this area include consolidating and implementing uniform administrative and management systems, restructuring and consolidating collection routes, improving equipment utilization, and increasing employee productivity through incentive compensation and training programs. The Company's management believes that its ability to serve markets as a low cost operator is fundamental to achieving sustainable internal growth and to realizing the benefits of its acquisition activity.

     - Internalization. The Company strives to strengthen its position in its existing markets by expanding the scope of services through the integration of its collection, transfer station, and landfill operations. Internalization (expressed as a percentage) is the amount of waste collected by the Company that is disposed at a landfill owned or operated by the Company. Waste that can be internalized generally has greater profitability than waste that is disposed of at a third party landfill. The utilization of internal disposal capacity is an integral component of the Company's ability to achieve its financial goals and objectives.

     - Decentralized management. Because the Company believes the solid waste industry in North America is a local and regional business, the Company is organized based upon a decentralized management and a streamlined corporate structure. The Company believes this approach enhances its ability to manage the local aspects of daily operations and service its customers more effectively.

  Financial Flexibility and Strength

     - Preserving the financial foundation. The Company monitors the financial demands of its existing operations, acquisition activities, and capital expenditures program in an attempt to maintain its financial flexibility and strength and its ability to capitalize on future opportunities. In managing its financial resources, the Company utilizes commercial banks, equity and debt offerings, and issues equity instruments in certain acquisitions. The Company believes that its ability to continue as an industry consolidator is directly related to its ability to maintain its financial flexibility and strength.

     The Company's business is subject to extensive federal, state, and local regulation and legislative initiatives. Further, in some states and municipalities, its business is subject to environmental regulation, mandatory recycling laws, prohibitions on the deposit of certain types of waste in landfills, and restrictions on the flow of solid waste. Because of continuing public awareness and influence regarding the collection, transfer, and disposal of waste and the preservation of the environment, and uncertainty with respect to the enactment and enforcement of future laws and regulations, the Company cannot always accurately predict the impact that any future regulations or laws may have on its operations. See "Regulation" and "Legal Proceedings" for additional information.

ACQUISITION ACTIVITY IN 1997

     On March 12, 1997, the Company acquired substantially all of the Canadian solid waste subsidiaries of Allied Waste Industries Inc., ("Allied") for approximately $518,000,000 in cash. Those businesses represented 41 collection operations, seven landfills, and eight transfer stations in the provinces of Alberta, British Columbia, Manitoba, Ontario, Quebec, and Saskatchewan with annualized revenues of approximately $270,000,000.

     On April 1, 1997, the Company acquired substantially all of the assets of Mid-American Waste Systems, Inc. for approximately $201,000,000, consisting primarily of cash and the assumption of a limited amount of debt. The assets acquired included 11 collection operations, 11 landfills, six transfer stations, and three recycling operations, with annualized revenues of approximately $115,000,000.

     On June 10, 1997, the Company acquired the majority of WMI's Canadian solid waste businesses for $124,000,000 in cash and 1,705,757 shares of the Company's common stock. The assets acquired included 13 collection operations, one landfill, and three transfer stations in the provinces of Alberta, British Columbia, Ontario, and Quebec, with annualized revenues totaling approximately $124,000,000.

     On August 26, 1997, the Company consummated a merger with United Waste Systems, Inc. ("United") accounted for as a pooling of interests (the "United Merger"). Under the terms of the United Merger, the Company issued 1.075 shares of its common stock for each outstanding share of United common stock. Additionally, at the effective date of the United Merger, United stock options, whether or not such stock options had vested or become exercisable, were cancelled in exchange for shares of the Company's common stock equal in market value to the fair value of such United stock options, as determined by an independent third party. The United Merger increased the Company's outstanding shares of common stock by approximately 51,900,000 shares, which included approximately 1,900,000 shares exchanged for United stock options. United owned and operated nonhazardous waste disposal, treatment, collection, transfer station, and recycling businesses and complementary operations. At the time of the United Merger, United owned or operated 39 landfills, 78 transfer stations, and 80 collection operations.

     In addition to the consummation of the aforementioned acquisition transactions, the Company acquired 236 collection operations, 31 transfer stations, and 26 landfills with annualized revenues aggregating approximately $960,000,000 during 1997.

RECENT DEVELOPMENTS

     On December 9, 1997, the Company announced that it had executed a definitive agreement to acquire the solid waste divisions of City Management Holdings Trust ("City Management"), and on January 14, 1998, consummated such transaction for approximately $735,000,000 consisting primarily of cash and a limited amount of debt assumed. The businesses acquired include 20 collection operations, ten landfills, and 12 transfer stations primarily in the state of Michigan.

     On January 27, 1998, the Company announced that it had entered into a definitive agreement to acquire TransAmerican Waste Industries, Inc. ("TransAmerican") for approximately 2,000,000 shares of the Company's common stock, subject to certain adjustments, and approximately $43,000,000 in assumption of debt. This acquisition, which is subject to regulatory approval and approval of TransAmerican shareholders, is expected to close during the first half of 1998 and is anticipated to be accounted for as a pooling of interests. The businesses to be acquired include five collection operations, nine landfills, and two transfer stations located throughout the southern region of the United States.

     The Company entered into a definitive agreement on February 6, 1998, with American Waste Systems, Inc. ("American"), to acquire American's solid waste businesses for approximately $150,000,000 in cash. This transaction, which is subject to regulatory approval and approval of American's shareholders, is also expected to close in the first half of 1998. The operations to be acquired include three landfills and one collection operation located in Ohio.

     On March 10, 1998, the Company entered into a definitive agreement and plan of merger pursuant to which a subsidiary of the Company will be merged with and into WMI and WMI will become a wholly owned subsidiary of the Company (the "WMI Merger"). As of the effective time of the WMI Merger, each outstanding share of WMI, other than shares held in WMI's treasury or owned by WMI, the Company or any of their wholly owned subsidiaries, will be converted into the right to receive 0.725 shares of the Company. This transaction, which is expected to close during 1998, is subject to regulatory approval and approval of the stockholders of the Company and WMI. It is anticipated that the Company will issue approximately 345,000,000 shares of its common stock related to this transaction and that this merger will be accounted for as a pooling of interests.

OPERATIONS

     The Company provides collection, transfer, disposal, and recycling services to commercial, industrial, municipal and residential customers in various locations in the United States, Canada, and Puerto Rico.

     Management of the Company's solid waste operations is achieved through an alignment that currently includes five regions organized by geographic area. Each region is headed by a regional vice president ("RVP"). Each RVP is responsible for the oversight of the following departments: sales and marketing, administration and finance, operations, and maintenance. In addition, each RVP typically has a small staff that works interactively with the corporate office in the areas of regulatory compliance and reporting, legal services, engineering services, internal and external development, and strategic planning. Geographically, a region generally encompasses a multi-state or multi-province area and may have up to 175 districts. Regions are divided into districts headed by a district manager. Each district manager is responsible for the day-to-day oversight of the district's field operations, with direct responsibility for customer satisfaction, employee motivation, labor and equipment productivity, internal growth, financial budgets, and profit and loss activity. A district generally encompasses a city, county, or metropolitan area. In certain areas, a divisional vice president, reporting to a RVP, may oversee several districts.

     Collection Operations. Solid waste collection is provided under two primary types of arrangements depending on the customer being served. Commercial and industrial collection services are generally performed under one to three-year service agreements, and fees are determined by such factors as collection frequency, type of collection equipment furnished by the Company, type and volume or weight of the waste collected, the distance to the disposal facility, labor cost, and cost of disposal. Most residential solid waste collection services are performed under contracts with, or franchises granted by, municipalities or regional authorities that have granted the Company exclusive rights to service all or a portion of the homes in their respective jurisdictions. Such contracts or franchises usually range in duration from one to five years. Recently, some municipalities have requested bids on their residential collection contracts based on the volume of waste collected. Residential collection fees are either paid by the municipalities from their tax revenues or service charges or are paid directly by the residents receiving the service.

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

     The Company often obtains waste collection accounts through acquisitions, including the purchase of customer lists and equipment. Once a collection operation is acquired, programs designed to improve equipment utilization, employee productivity, operating efficiencies, and overall profitability are implemented. The Company also solicits commercial and industrial customers in areas surrounding acquired residential collection markets as a means of further improving operating efficiencies and increasing volumes of solid waste collection.

     The Company's collection operations internalized approximately 53.8% of disposal costs paid to landfills for the year ended December 31, 1997 as compared to 49.8% for the comparable prior year period. In the remaining markets, waste is collected and delivered to a municipal, county or privately owned unaffiliated landfill or transfer station.

     Transfer Stations. A transfer station is a facility located near residential and commercial collection routes where solid waste is received from collection vehicles and then transferred to and compacted in large, specially-constructed trailers for transportation to disposal facilities. This consolidation reduces costs by improving utilization of collection personnel and equipment. Fees are generally based on such factors as the type and volume or weight of the waste transferred and the transportation distance to disposal sites. Transfer stations can also be used to facilitate internalizing disposal costs by giving Company collection operations more cost effective access to landfills owned or operated by the Company.

     Landfills. Municipal solid waste landfills are the primary depository for solid waste in North America. These disposal facilities are located on land with geological and hydrological properties that limit the possibility of water pollution, and are operated under prescribed procedures. A landfill must be maintained carefully to meet federal, state, and local regulations. Maintenance includes excavation, continuous spreading and compacting of waste, and covering of waste with earth or other inert material at least once a day. The cost of transporting solid waste to a disposal location places a geographic restriction on solid waste companies. Access to a disposal facility, such as a landfill, is a necessity for all solid waste management companies. While access can be obtained to disposal facilities owned or operated by unaffiliated parties, the Company believes that it is generally preferable for its collection operations to utilize disposal facilities owned or operated by affiliated parties so that access can be assured on favorable terms. Customers are charged disposal charges, known as "tipping fees", based on market factors and the type and volume or weight of solid waste deposited and the type and size of vehicles used in the conveyance of solid waste.

     The ownership or lease of a landfill site enables the Company to dispose of waste without payment of tipping fees to unaffiliated parties. The Company does not own or lease a landfill site in every metropolitan area in which it is engaged in waste collection. To date, the Company has not experienced excessive difficulty securing the use of disposal facilities owned or operated by unaffiliated parties in those metropolitan areas in which it does not own or operate its own landfill. The Company's landfills are also used by unaffiliated waste collection companies and government agencies. The Company's average landfill volume for the year ended December 31, 1997, was approximately 127,300 tons per day, and the average remaining life of the Company's landfills owned or operated was approximately 25 years based on remaining permitted capacity and current average daily disposal volumes.

     Recycling. In response to the increasing public environmental awareness and expanding federal, state, and local regulations pertaining to waste recycling, the Company has developed recycling as a component of its environmentally responsible integrated solid waste management plan. Curbside collection of recyclable materials for residential customers, commercial and industrial collection of recyclable materials, and material recovery/waste reduction facilities are services in which the Company has become involved to complement its collection and transfer station operations. Although the Company continues to provide the service of collecting recyclable products, to date the Company has not made material capital investments in material recovery/waste reduction facilities. Opportunities for expansion in these areas will continue to be evaluated.

     The Company operates curbside recycling programs in connection with its residential collection operations in a number of markets and in association with a number of its transfer stations. Fees are determined by such considerations as market factors, frequency of collection, the type and volume or weight of recycled material, labor costs, the distance the recycled material must be transported, and the value of the recycled material. Overall, however, the Company is not materially affected financially by fluctuations in commodity pricing for recyclable materials.

COMPETITION

     The solid waste industry is highly competitive. The industry is comprised of a number of companies of various sizes, numerous municipalities and other regional or multi-county authorities, and large commercial and industrial companies handling their own waste collection or disposal operations. Municipalities and counties are often able to offer lower direct charges to the customer for the same service by subsidizing the cost of such services through the use of tax revenues and tax-exempt financing. Generally, however, municipalities do not provide significant commercial and industrial collection or waste disposal.

     The Company competes for landfill business on the basis of tipping fees, geographical location, and quality of operations. The Company's ability to obtain landfill business may be limited by the fact that some major collection companies also own or operate landfills to which they internalize their waste. The Company competes for collection accounts primarily based on price and the quality of its services. Intense competition is encountered for both quality of service and pricing. From time to time, competitors may reduce the price of their services and accept lower profit margins in an effort to expand or maintain market share or to competitively win bid contracts.

     The Company provides residential collection services under a number of municipal contracts. As is the case in the industry, such contracts come up for competitive bidding periodically and there is no assurance that the Company will be the successful bidder and will be able to retain such contracts. If the Company is unable to replace any contract lost through the competitive bidding process with a comparable contract within a reasonable time period or to use any surplus equipment in other service areas, the earnings of the Company could be adversely affected. However, during 1997, no one commercial customer or municipal contract accounted for more than 5% of the Company's operating revenues. As the Company continues to grow, the loss of any one contract will have less of an impact on the Company's operations as a whole.

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

PRICING

     Operating costs, disposal costs, and collection fees vary widely throughout the geographic areas in which the Company operates. The prices that the Company charges are determined locally, and typically vary by the volume or weight, type of waste collected, treatment requirements, risks involved in the handling or disposing of waste, frequency of collections, distance to final disposal sites, labor costs and amount and type of equipment furnished to the customer. Under certain contracts, the Company's ability to pass on cost increases is limited. Long-term solid waste collection contracts typically contain a formula, generally based on published price indices, for automatic adjustment of fees to cover increases in some, but not all, operating costs.

EMPLOYEES

     At December 31, 1997, the Company had approximately 17,700 full-time employees, of which approximately 2,550 were employed in clerical, administrative, and sales positions, 800 in management, and the balance in collection, transfer, and disposal operations. Approximately 4,060 of the Company's employees are covered by collective bargaining agreements. The Company has not experienced a work stoppage, and management considers its employee relations to be good.

INSURANCE AND FINANCIAL ASSURANCE OBLIGATIONS

     The Company carries a broad range of insurance coverages, which management considers prudent for the protection of the Company's assets and operations. Some of these coverages are subject to varying retentions of risk by the Company. At December 31, 1997, the casualty coverages included $2,000,000 primary commercial general liability and $1,000,000 primary automobile liability supported by $200,000,000 in umbrella insurance protection. The property policy provides insurance coverages for all of the Company's real and personal property, including California earthquake perils. The Company also carries $200,000,000 in aircraft liability protection.

     The Company maintains workers' compensation insurance in accordance with laws of the various states and countries in which it has employees. The Company also currently has an environmental impairment liability ("EIL") insurance policy for certain of its landfills, transfer stations, and recycling facilities that provides coverage for property damages and/or bodily injuries to third parties caused by off-site pollution emanating from such landfills, transfer stations, or recycling facilities. This policy provides $5,000,000 of coverage per loss with a $10,000,000 aggregate limit.

     To date, the Company has not experienced any difficulty in obtaining insurance. However, if the Company in the future is unable to obtain adequate insurance, or decides to operate without insurance, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect upon the Company's financial condition, results of operations or cash flows. Additionally, continued availability of casualty and EIL insurance with sufficient limits at acceptable terms is an important aspect of obtaining revenue-producing waste service contracts.

     Municipal and governmental waste management contracts typically require performance bonds or bank letters of credit to secure performance. In addition, the Company is required to provide financial assurance for closure and post-closure obligations with respect to its landfills. The Company has not experienced difficulty in obtaining performance bonds or letters of credit for its current operations. As of December 31, 1997, the Company had provided letters of credit of approximately $567,729,000 and surety bonds of approximately $75,271,000 to municipalities and other customers and other regulatory authorities supporting tax-exempt bonds, performance of landfill closure and post-closure requirements, insurance contracts, and other contracts. Continued availability of surety bonds and letters of credit in sufficient amounts at acceptable rates is an important aspect of obtaining additional municipal collection contracts and obtaining or retaining landfill operating permits.

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

     The development, expansion, and operation of landfills and transfer stations are subject to extensive regulations governing siting, design, operations, monitoring, site maintenance, corrective actions, financial assurance, and closure and post-closure obligations. In order to construct, expand, and operate a landfill or transfer station, the Company must obtain and maintain one or more construction or operating permits and licenses and, in certain instances, applicable zoning approvals. Obtaining the necessary permits and approvals in connection with the acquisition, development, or expansion of a landfill or transfer station is difficult, time-consuming (often taking two to three years or more), and expensive, and is frequently opposed by local citizen as well as environmental groups. Once obtained, operating permits are subject to modification and revocation by the issuing agency. Compliance with current and future regulatory requirements may require the Company, as well as others in the waste management industry, from time to time, to make significant capital and operating expenditures.

     In the collection segment of the industry, regulation takes such forms as licensing collection vehicles, health and safety requirements, vehicular weight limitations, and, in certain localities, limitations on weight, area, time, and frequency of collection.

     Federal, state, and local governments have from time to time proposed or adopted other types of laws, regulations, or initiatives with respect to the environmental services industry, including laws, regulations, and initiatives to ban or restrict the international, interstate, or intrastate shipment of wastes, impose higher taxes on out-of-state waste shipments than on in-state shipments, limit the types of wastes that may be disposed of at existing landfills, mandate waste minimization initiatives, require recycling and yard waste composting, reclassify certain categories of nonhazardous waste as hazardous, and regulate disposal facilities as public utilities. Congress has from time to time considered legislation that would enable or facilitate such bans, restrictions, taxes, and regulations, many of which could adversely affect the demand for the Company's services. Similar types of laws, regulations, and initiatives have also from time to time been proposed or adjusted in other jurisdictions in which the Company operates. The effect of these and similar laws could be a reduction of the volume of waste that would otherwise be disposed of in Company landfills. The Company makes a continuing effort to anticipate regulatory, political, and legal developments that might affect operations, but it is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed, reinterpreted, or enforced in the future may affect its operations. Such actions could adversely affect the Company's operations or impact the Company's financial condition or earnings for one or more fiscal quarters or years.

     Governmental authorities have the power to enforce compliance with regulations and permit conditions and to obtain injunctions or impose fines in case of violations. During the ordinary course of its operations, the Company may from time to time receive citations or notices from such authorities that a facility is not in full compliance with applicable environmental or health and safety regulations. Upon receipt of such citations or notices, the Company will work with the authorities to address their concerns. Failure to correct the problems to the satisfaction of the authorities could lead to monetary penalties, curtailed operations, jail terms, facility closure, or an inability to obtain permits for additional sites.

     As a result of changing government and public attitudes in the area of environmental regulation and enforcement, management anticipates that continually changing requirements in health, safety, and environmental protection laws will require the Company and others engaged in the solid waste management industry to continually modify or replace various facilities and alter methods of operation at costs that may be substantial. Most of the Company's expenditures incurred in the operation of its landfills relate to complying with the requirements of laws concerning the environment. These expenditures relate to facility upgrades, corrective actions, and facility closure and post-closure care. The majority of these expenditures are made in the normal course of the Company's business and neither materially adversely affect the Company's earnings nor place the Company at any competitive disadvantage. Moreover, the Company has not expended any material amount to remedy any potential impacts of the Company's solid waste operations on the public or the environment resulting from changes in such environmental protection laws. Although the Company, to its knowledge, is currently in compliance in all material respects with all applicable federal, state, and local laws, permits, regulations, and orders affecting its operations where noncompliance would result in a material adverse effect on the Company's financial condition, results of operations or cash flows, there is no assurance that the Company will not have to expend substantial amounts for such actions in the future.

     The Company expects to grow in part by acquiring existing landfills, transfer stations, and collection operations. Although the Company conducts due diligence investigations of the past waste management practices of the businesses that it acquires, it can have no assurance that, through its investigation, it will identify all potential environmental problems or risks. As a result, the Company may have acquired, or may in the future acquire, landfills or other properties that have unknown environmental problems and related liabilities. The Company will be subject to similar risks and uncertainties in connection with the acquisition of closed facilities that had been previously operated by businesses acquired by the Company. The Company seeks to mitigate the foregoing risks by obtaining environmental representations and indemnities from the sellers of the businesses that it acquires. However, there can be no assurance that the Company will be able to rely on any such indemnities if an environmental liability exists.

  Federal Regulation

     The primary U.S. federal statutes affecting the business of the Company are summarized below.

     (1) The Solid Waste Disposal Act ("SWDA"), as amended by the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). The SWDA and its implementing regulations establish a framework for regulating the handling, transportation, treatment, and disposal of hazardous and nonhazardous waste. They also require states to develop programs to insure the safe disposal of solid waste in landfills.

     Subtitle D of RCRA establishes a framework for federal, state, and local government cooperation in controlling the management of nonhazardous solid waste. Under Subtitle D, the EPA has adopted regulations that establish minimum standards for solid waste disposal facilities, which include location standards, hydrogeological investigations, facility design requirements (including liners and leachate collection systems), enhanced operating and control criteria, groundwater and methane gas monitoring, corrective action standards, closure and extended post-closure requirements, and financial assurance standards. These federal regulations must be implemented by the states, although states may impose requirements for landfill sites that are more stringent than the federal Subtitle D standards. The Company could incur significant costs in complying with such regulations; however, the Company does not believe that the costs of complying with such standards will have a material adverse effect on its operations. All of the Company's planned landfill expansions will be engineered to meet or exceed all applicable Subtitle D requirements.

     (2) The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA imposes joint and several liability for the costs of cleanup and for damages to natural resources upon the present and former owners or operators of facilities or sites from which there is a release or threatened release of hazardous substances to the extent the disposal of hazardous substances for which there is a release occurred during their period of ownership or operation. Waste generators and transporters (including a contract carrier who has accepted a hazardous substance for transportation) are also strictly liable. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment.

     Liability under CERCLA is not dependent upon the intentional disposal of "hazardous wastes," as defined under RCRA. It can be founded upon the release or threatened release, even as a result of lawful, unintentional, and non-negligent action, of any one of more than 700 "hazardous substances," including very small quantities of such substances. CERCLA requires the EPA to establish a National Priorities List ("NPL") of sites at which hazardous substances have been or are threatened to be released and which require investigation or cleanup. More than 23% of the sites on the NPL are solid waste landfills that ostensibly never received any regulated "hazardous wastes." Thus, even if the Company's landfills have never received "hazardous wastes" as such, it is likely that one or more hazardous substances have come to be located at its landfills. Because of the extremely broad definition of "hazardous substances," the same is true of other industrial properties with which the Company or its predecessors has been, or with which the Company may become, associated as an owner or operator. Consequently, if there is a release or threatened release of such substances into the environment from a site currently or previously owned or operated by the Company, the Company could be liable under CERCLA for the cost of removing such hazardous substances at the site, remediation of contaminated soil or groundwater, and for damages to natural resources, even if those substances were deposited at the Company's facilities before the Company acquired or operated them. The costs of a CERCLA cleanup can be very substantial. Given the limited amount of environmental impairment liability insurance maintained by the Company, a finding of such liability could have a material adverse impact on the Company's business and financial condition. Although the Company maintains environmental impairment liability insurance in amounts the Company believes are compliant with state and federal requirements, these coverages apply only to third party claims and might be insufficient to cover a significant CERCLA mandated cleanup.

     Although the Company may not be liable under CERCLA for the cleanup of a disposal site containing hazardous wastes transported to such site by the Company so long as the site was selected by the generator of such waste, the Company would be responsible for any hazardous waste during actual transportation. Also, the Company could be liable under CERCLA for off-site environmental contamination caused by the release of hazardous substances transported by the Company, or a waste transporter acquired by the Company, where the transporter selected the disposal site. CERCLA imposes liability for certain environmental response measures upon transporters who arranged for the disposal site at which the release or threatened release of hazardous substances occurred. It therefore is common in the solid waste transport business to receive information requests from EPA about transporting activities to third party disposal sites. The Company has received potentially responsible party information requests regarding third party disposal sites. The environmental agencies or other potentially responsible parties could assert that the Company is liable for environmental response measures arising out of disposal at a site that was selected by the Company, a waste transporter acquired by the Company, or a waste transporter with whom the Company contracted.

     Several bills are presently pending before the U.S. Congress to reauthorize and substantially amend CERCLA. In addition to possible changes in the statute's funding mechanisms and provisions for allocating cleanup responsibility, Congress may also fundamentally alter the statute's provisions governing the selection of appropriate site cleanup remedies. In this regard, new approaches to cleanup, removal, treatment, and remediation of hazardous substance contamination may be adopted which rely on nationally or site-specific risk based standards. These types of policy changes could significantly affect the stringency and extent of site remediation, the types of remediation techniques employed, and the types of hazardous waste management facilities that may be used for the treatment and disposal of hazardous substances. Congress may additionally consider revision of the liability imposed by CERCLA on current owners of property for contamination caused prior to a party's acquisition of the site. This consideration could potentially reduce the Company's responsibility for remediation obligations under CERCLA.

     The EPA's primary way of determining whether a site is to be included on the NPL is the Hazard Ranking System, which evaluates the relative potential for uncontrolled hazardous substances to pose a threat to human health or the environment pursuant to a scoring system based on factors grouped into three categories: (1) likelihood of release, (2) waste characteristics, and (3) targets. As of February 1998, the EPA had proposed or identified approximately 9,500 sites for preliminary assessment. These sites are compiled on the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") list. The identification of a site on the CERCLIS list indicates only that the site has been brought to the attention of the EPA and will undergo an assessment of environmental conditions thereon, but it does not necessarily mean that an actual health or environmental threat currently exists or has ever existed.

     (3) The Federal Water Pollution Control Act of 1972 (the "Clean Water Act"). The Clean Water Act establishes rules for regulating the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including nonhazardous solid waste disposal sites. Should run-off from the Company's landfills or transfer stations be discharged into surface waters, the Clean Water Act could require the Company to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional rules under the Clean Water Act which establish standards for management of storm water runoff from landfills and which require landfills to obtain storm water discharge permits. In addition, if a landfill or a transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, if development of a landfill may alter or affect "wetlands," a permit may have to be obtained before such development could commence. This requirement is likely to affect the construction or expansion of many landfill sites. The Clean Water Act provides civil, criminal, and administrative penalties for violations of its provisions.

     (4) The Clean Air Act. The Clean Air Act provides for the federal, state, and local regulation of the emission of air pollutants. These regulations impose emission limitations and monitoring and reporting requirements on various operations of the Company, including its landfills and waste collection vehicles. The EPA has construed the Clean Air Act to apply to landfills which may emit methane gas and other air pollutants. The costs of compliance with Clean Air Act permitting and emission control requirements are not anticipated to have a material adverse effect on the Company.

     (5) The Occupational Safety and Health Act of 1970 (the "OSHA Act"). The OSHA Act authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various of these standards, including standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to the Company's operations.

  State and Local Regulation

     The states in which the Company operates have their own laws and regulations that may be more strict than comparable federal laws and regulations governing hazardous and nonhazardous solid waste disposal, water and air pollution, releases and cleanup of hazardous substances and liability for such matters. The states also have adopted regulations governing the siting, design, operation, maintenance, closure, and post-closure maintenance of landfills and transfer stations. The Company's facilities and operations are likely to be subject to many, if not all, of these types of requirements. In addition, the Company's collection and landfill operations may be affected by the trend in many states toward requiring the development of waste reduction and recycling programs. For example, several states recently have enacted laws that require counties to adopt comprehensive plans to reduce, through waste planning, composting, recycling, or other programs, the volume of solid waste deposited in landfills. Additionally, the disposal of yard waste in solid waste landfills has recently been banned in several states. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling have also been considered from time to time by the U.S. Congress and the EPA.

     Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of hazardous and nonhazardous solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Additionally, certain state and local governments have enacted "flow control" regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific disposal sites. In May 1994, the U.S. Supreme Court ruled that a flow control ordinance was unconstitutional. Challenges to other such laws are pending. The outcome of pending litigation and the likelihood that other such laws will be passed and will survive constitutional challenge are uncertain. From time to time, the U.S. Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of extraterritorial waste, and granting states and local governments authority to enact partial flow control legislation. To date, such congressional efforts have been unsuccessful. The U.S. Congress' adoption of such legislation allowing for restrictions on importation of extraterritorial waste or certain types of flow control, or the adoption of legislation affecting interstate transportation of waste at the federal or state level, could adversely affect the Company's solid waste management services, including collection, transfer, disposal, and recycling operations, and in particular the Company's ability to expand landfill operations acquired in certain areas.

     Many states and local jurisdictions in which the Company operates have enacted "fitness" laws that allow agencies having jurisdiction over waste services contracts or site permits to decline to award such or revoke contracts or deny or revoke such permits on the basis of an applicant's (or permit holder's) compliance history. These laws authorize the agencies to make determinations of an applicant's fitness to be awarded a contract or to operate a facility and to deny or revoke a contract or permit because of unfitness absent a showing that the applicant has been rehabilitated through the adoption of various operating policies and procedures put in place to assure future compliance with applicable laws and regulations.

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

     The following discussion outlines certain factors that could affect the Company's consolidated results of operations for 1998 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company:

  No Assurance of Successful Management and Maintenance of Growth

     The Company has experienced rapid growth, primarily through acquisitions. The Company's future financial results and prospects depend in large part on its ability to successfully manage and improve the operating efficiencies and productivity of these acquired operations. In particular, whether the anticipated benefits of acquired operations are ultimately achieved will depend on a number of factors, including the ability of the combined companies to achieve administrative cost savings, rationalization of collection routes, insurance and bonding cost reductions, general economies of scale, and the ability of the Company, generally, to capitalize on its combined asset base and strategic position. Moreover, the ability of the Company to continue to grow will depend on a number of factors, including competition from other waste management companies, availability of attractive acquisition opportunities, availability of working capital, ability to maintain margins on existing or acquired operations, and the management of costs in a changing regulatory environment. There can be no assurance that the Company will be able to continue to expand and successfully manage its growth or that the site or pace of its growth will not adversely affect its existing or acquired operations.

  Acquisition Strategy

     The Company regularly pursues opportunities to expand its services through the acquisition of additional solid waste management businesses and operations that can be effectively integrated with the Company's existing operations. In addition, the Company regularly pursues mergers and acquisition transactions, some of which are significant, in new markets where the Company believes that it can successfully become a provider of integrated solid waste management services. Since 1990, the Company has consummated mergers with five publicly traded companies, purchased assets from several other publicly traded companies, and acquired hundreds of privately owned entities in the solid waste industry. As one of the leading industry consolidators, the Company could announce other transactions with either publicly or privately owned businesses at any time. The Company's acquisition strategy involves certain potential risks associated with assessing, acquiring, and integrating the operations of acquired companies. Although the Company generally has been successful in implementing its acquisition strategy, there can be no assurance that attractive acquisition opportunities will continue to be available to the Company, that the Company will have access to the capital required to finance potential acquisitions on satisfactory terms, or that any businesses acquired will prove profitable. Future acquisitions may result in the incurrence of additional indebtedness or the issuance of additional equity securities.

  International Operations and Expansion

     Significant portions of the Company's current operations are conducted in Canada, and the Company intends to continue to expand its Canadian operations. The Company's international operations will also significantly expand upon the consummation of the WMI Merger. See "Recent Developments." Operations in foreign countries generally are subject to a number of risks inherent in any business operating in foreign countries, including political, social, and economic instability, general strikes, nationalization of assets, currency restrictions and exchange rate fluctuations, nullification, modification or renegotiation of contracts, and governmental regulation, all of which are beyond the control of the Company. No prediction can be made as to how existing or future foreign governmental regulations in any jurisdiction may affect the Company in particular or the solid waste management industry in general.

  Impact of WMI Transaction

     Successful consummation of the WMI Merger will initially alter the nature of the Company's business by significantly expanding the Company's domestic and international operations and by adding operations, such as hazardous waste disposal, waste to energy operations and environmental engineering activities. If the WMI Merger is consummated, the Company's financial position is expected to become more leveraged, which may limit its ability to incur additional indebtedness and maintain its financial flexibility and strength. The success of the WMI Merger will depend upon a number of factors, most importantly the ability of the Company to realize expected synergies from the combined operations of WMI and the Company. The consummation of the transaction is subject to numerous conditions, and there can be no assurance that the WMI Merger will occur as planned.

  Need for Capital; Future Debt and Equity Financings

     The Company expects to require additional capital from time to time to pursue its acquisition strategy and to fund internal growth. A portion of the Company's future capital requirements may be provided through future debt incurrences or issuances of equity securities. There can be no assurance that the Company will be successful in obtaining additional capital through such debt incurrences or issuances of additional equity securities.

     The Company has historically used variable rate debt under revolving bank credit arrangements as one method of financing its rapid growth. Although recent financings by the Company have reduced the amount of variable rate debt currently outstanding, the Company intends to continue to use variable rate debt as a financing alternative. To the extent that variable interest rates tend to fluctuate as general interest rates change, an increase in interest rates could have a material adverse effect on the Company's earnings in the future.

  Profitability May be Affected by Factors Beyond the Company's Control,
    Including Competition

     The waste management industry is highly competitive and requires substantial capital resources. The industry consists of two other large national waste management companies, WMI and Browning-Ferris Industries, Inc. ("BFI"), as well as numerous local and regional companies of varying sizes and financial resources. The Company competes with numerous waste management companies, some of which have significantly larger operations and greater resources than the Company. On March 10, 1998, the Company and

WMI entered into a agreement and plan of merger pursuant to which WMI will become a wholly owned subsidiary of the Company. See "Recent Developments." The Company also competes with those counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial advantages due to the availability to them of tax revenues and tax-exempt financing. In addition, competitors may reduce the price of their services in an effort to expand sales volume or to win competitively bid municipal contracts. Profitability may also be affected by the increasing national emphasis on recycling, composting, incineration, and other waste reduction programs that could reduce the volume of solid waste collected or deposited in landfills.

  Capitalized Expenditures

     In accordance with generally accepted accounting principles, the Company capitalizes certain expenditures and advances relating to their acquisitions, pending acquisitions, and landfill development and expansion projects. Indirect acquisition costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred. The Company's policy is to charge against earnings any unamortized capitalized expenditures and advances (net of any portion thereof that the Company estimates will be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated, and any landfill development or expansion project that is not successfully completed. There can be no assurance that the Company in future periods will not be required to incur a charge against earnings in accordance with such policy, which charge, depending on the magnitude thereof, could have a material adverse effect on the Company's financial position or results of operations.

  Potential Adverse Effect of Government Regulation

     The Company's operations are subject to and substantially affected by federal, state and local laws, regulations, orders, and permits which govern environmental protection, health and safety, zoning, and other matters. These laws, regulations, orders, and permits may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste, or mandates regarding the disposal of solid waste. In particular, the Company is subject to extensive and evolving environmental and land use laws and regulations, which have become increasingly stringent. These laws and regulations affect the Company's businesses in a variety of ways. In order to develop and operate a landfill or other solid waste management facility, it is necessary to obtain and maintain in effect various facility permits and other governmental approvals, including those relating to zoning, environmental protection and land use. These permit approvals are difficult, time consuming and costly to obtain and may be subject to community opposition by various local officials or citizens, regulatory delays, subsequent modifications and other uncertainties. There can be no assurance that the Company will be successful in obtaining and maintaining in effect permits and approvals required for the successful operation and growth of its business, including permits and approvals for the development of additional disposal capacity needed to replace existing capacity that is exhausted. The siting, design, operation and closure of landfills are also subject to extensive federal and state regulations. These regulations could also require the Company to undertake investigatory or remedial activities, to curtail operations or to close a landfill temporarily or permanently. Furthermore, future changes in these regulations may require the Company to modify, supplement, or replace equipment or facilities at costs which could be substantial.

  Potential Environmental Liability

     The Company may be subject to liability for environmental damage that its landfills, transfer stations, and collection operations may have caused or may cause nearby landowners, particularly as a result of the contamination of drinking water sources or soil, including damage resulting from conditions existing prior to the acquisition of such assets or operations. Liability may also arise from any off-site environmental contamination caused by hazardous substances, the transportation, treatment or disposal of which was arranged for by the Company or predecessor owners of operations or assets acquired by the Company. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company.

     In the ordinary course of its business, the Company may become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations. These may include proceedings by federal, state or local agencies seeking to impose civil or criminal penalties on the Company for violations of such laws and regulations, or to impose liability on the Company under federal or state statutes, or to revoke or deny renewal of a permit; actions brought by citizens groups, adjacent landowners or governmental ethics opposing the issuance of a permit or approval to the Company or alleging violations of the permits pursuant to which the Company operates or laws or regulations to which the Company is subject; and actions seeking to impose liability on the Company for any environmental damage at its owned or operated facilities (or at facilities formerly owned by the Company or its predecessors) or damage that those facilities or other properties may have caused to adjacent landowners or others, including groundwater or soil contamination. The adverse outcome of one or more of these proceedings could have a material adverse effect on the Company's financial position, results of operations or cash flows.

     During the ordinary course of operations, the Company has from time to time received, and expects that it may in the future from time to time receive, citations or notices from governmental authorities that its operations are not in compliance with its permits or certain applicable environmental or land use laws and regulations. The Company generally seeks to work with the authorities to resolve the issues raised by such citations or notices. There can be no assurance, however, that the Company will always be successful in this regard or that such future citations or notices will not have a materially adverse effect on the Company's financial position, results of operations or cash flows.

     The Company's insurance for environmental liability is very limited because the Company believes that the cost for such insurance is high relative to the coverage it would provide. Due to the limited nature of such insurance coverage for environmental liability, if the Company were to incur liability for environmental damage, such liability could have a material adverse effect on the Company's financial position, results of operations or cash flows.

  Alternatives to Landfill Disposal

     Alternatives to landfill disposal, such as recycling and composting, are increasingly being used. In addition, in certain of the Company's markets, incineration is an alternative to landfill disposal. There also has been an increasing trend at the state and local levels to mandate recycling and waste reduction at the source and to prohibit the disposal of certain types of wastes, such as yard wastes, at landfills. These developments may result in the volume of waste going to landfills being reduced in certain areas, which may affect the Company's ability to operate its landfills at full capacity and the prices that can be charged for landfill disposal services.

  Shares Eligible for Future Sale May Adversely Affect Market Price of Stock

     Sales of substantial amounts of the Company's common stock in the public market could adversely affect the market price of such stock. The Company maintains a shelf registration statement for the benefit of certain stockholders relating to 4,000,000 shares of the Company's common stock. Such shares are immediately saleable in the open market. In addition, the Company maintains a shelf registration statement covering approximately 17,700,000 shares of the Company's common stock at March 1, 1998, which may be issued in acquisitions. In the event the market price of the Company's stock were adversely affected by such sales, the Company's access to equity capital markets could be adversely affected, and issuances of stock by the Company in connection with acquisitions, or otherwise, could dilute earnings per share.

  Seasonality

     The Company's operating revenues tend to be somewhat lower in the winter months. This is generally reflected in the Company's first and fourth quarter results of operations. This is primarily attributed to the fact that (i) the volume of waste relating to construction and demolition activities tends to increase in the spring and summer months and (ii) the volume of industrial and residential waste in certain regions where the Company operates tends to decrease during the winter months.

ITEM 2. PROPERTIES.

     The principal property and equipment of the Company consists of land (primarily landfill sites, transfer stations, and bases for collection operations), buildings, and vehicles and equipment. The Company owns or leases real property in most states in which it is doing business. At December 31, 1997, the Company's solid waste landfills aggregated approximately 47,500 total acres, including approximately 14,000 acres that are currently permitted.

     The Company leases approximately 85,770 square feet of office space in Houston, Texas, for its executive office under a ten year lease expiring in 2007. The Company owns real estate, buildings, and other physical properties that it employs in substantially all of its solid waste collection operations. The Company also leases a portion of its transfer stations, offices, and garage and shop facilities. For the year ended December 31, 1997, aggregate annual rental payments on real estate leased by the Company were approximately $17,732,000.

     The Company owns approximately 13,450 items of equipment, including waste collection vehicles and related support vehicles, as well as bulldozers, compactors, earth movers, and related heavy equipment and vehicles used in landfill operations. The Company has approximately 918,900 steel containers in use, ranging from one to 45 cubic yards, and a number of stationary compactors and self-dumping hoppers.

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

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 1997, the Company or its subsidiaries has been notified that they are potentially responsible parties ("PRPs") in connection with six locations listed on the Superfund National Priorities List ("NPL"). None of the six NPL sites at which claims have been made against the Company are owned by the Company, and they are at different procedural stages under Superfund. At four of the NPL sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy. At the others, where investigations have not been completed, remedies not selected or responsible parties have been unable to reach agreement, the Company's liability is less certain. While the Company, based on its status reviews of its PRP claims, does not currently anticipate that the amount of such liabilities will have a material adverse effect on the Company's operations, financial condition or cash flows, the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time.

     The Company has been advised by the U.S. Department of Justice that United is a target of a federal investigation relating to alleged violations of the Clean Water Act at the Laurel Ridge Landfill in Kentucky. The investigation relates to a period prior to the Company's acquisition of United. The Company is not a target of the investigation and has pledged its full cooperation to the government.

     The Company and certain of its subsidiaries are parties to various other litigation matters arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows. In the normal course of its business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings and investigations involving federal, state, or local agencies. To date, the Company has not been required to pay any material fine or judgment for violation of an environmental law. From time to time, the Company also may be subjected to actions brought by citizen's groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. The Company is also subject from time to time to claims for personal injury or property damage arising out of accidents involving its vehicles.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the stockholders of the Company during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names and ages, as of March 1, 1998, of the Company's executive officers (as defined by regulations of the Securities and Exchange Commission), the positions they hold with the Company, and summaries of their business experience.

     John E. Drury, age 53, has been Chairman of the Board since June 30, 1995, and Chief Executive Officer and a director of USA Waste since May 27, 1994. From 1991 to May 1994, Mr. Drury served as a Managing Director of Sanders Morris Mundy Inc. ("SMMI"), a Houston based investment banking firm. Prior thereto, Mr. Drury served in various management capacities at BFI, including President and Chief Operating Officer of BFI from 1982 to 1991.

     Rodney R. Proto, age 49, has been President, Chief Operating Officer, and a director since joining USA Waste in August 1996. Prior to joining USA Waste, Mr. Proto was President, Chief Operating Officer, and a director of Sanifill, Inc. ("Sanifill") since February 1992. Prior to such time, Mr. Proto was employed by BFI for twelve years where he served, among other positions, as President of Browning-Ferris Industries Europe, Inc. from 1987 through 1991 and Chairman of BFI Overseas from 1985 through 1987.

     Earl E. DeFrates, age 54, has been Executive Vice President and Chief Financial Officer since May 1994. From October 1990 to April 1995, he was also Secretary. Mr. DeFrates joined USA Waste as Vice President-Finance in October 1990 and was elected Executive Vice President in May 1994. Prior thereto, Mr. DeFrates was employed by Acadiana Energy Inc. (formerly Tatham Oil & Gas, Inc.) serving in various officer capacities including the company's Chief Financial Officer, since 1980.

     Susan J. Piller, age 45, has been Senior Vice President -- Employee Relations since May 1996. Prior to joining the Company, Ms. Piller was at BFI from 1984 until 1996, where she held various labor and employment positions, including Vice President -- Employee Relations. Prior thereto, Ms. Piller was employed by the Houston law firm of Fulbright & Jaworski.

     William A. Rothrock, age 45, has been Senior Vice President -- Business Development of the Company since August 1996. Mr. Rothrock held similar business development positions with Sanifill from 1990 to 1996 and BFI from 1985 to 1990.

     Ronald H. Jones, age 47, has been Vice President and Treasurer since joining USA Waste in June 1995. Prior to joining USA Waste, Mr. Jones was employed by Chambers Development Company, Inc. ("Chambers") as Vice President and Treasurer from July 1992 to June 1995, Director, Corporate Development from December 1990 to July 1992, and Assistant Vice President -- Finance from July 1989 to December 1990. Prior to joining Chambers, Mr. Jones was a Vice President and Manager of the Cincinnati regional office engaged in corporate and middle market lending with Bank of New York (formerly Irving Trust Company) and with Chase Manhattan Bank.

     Gregory T. Sangalis, age 42, has been Vice President, General Counsel and Secretary since April 4, 1995. Prior to joining USA Waste, Mr. Sangalis was employed by a solid waste subsidiary of WMI serving in various legal capacities since 1986 and including Group Vice President and General Counsel from August 1992 to April 1995. Prior to joining WMI, he was General Counsel of Peavey Company and had been engaged in the private practice of law in Minnesota.

     Bruce E. Snyder, age 42, has been Vice President and Chief Accounting Officer of USA Waste since July 1, 1992. Prior to joining USA Waste, Mr. Snyder was employed by the international accounting firm of Coopers & Lybrand L.L.P., serving there since 1989 as an audit manager. From 1985 to 1989, Mr. Snyder held various financial positions with Price Edwards Henderson & Co., a privately held real estate development and management company in Oklahoma City, Oklahoma, and its affiliated companies, ultimately serving as Senior Vice President.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "UW." The following table sets forth the range of the high and low per share sales prices for the common stock as reported on the NYSE Composite Tape.

                                                               HIGH      LOW
                                                              ------    ------
1996
  First Quarter.............................................  $25.63    $17.25
  Second Quarter............................................   32.63     24.00
  Third Quarter.............................................   34.13     22.75
  Fourth Quarter............................................   34.25     28.63
1997
  First Quarter.............................................  $38.88    $28.63
  Second Quarter............................................   39.25     29.50
  Third Quarter.............................................   44.13     38.00
  Fourth Quarter............................................   41.75     32.63
1998
  First Quarter (through March 16, 1998)....................  $46.00    $34.44

     On March 16, 1998, the closing sale price as reported on the NYSE was $46.00 per share. The number of holders of record of common stock based on the transfer records of the Company at March 16, 1998, was 4,032. On March 10, 1998, the last trading day prior to the announcement of the WMI transaction, the closing stock price as reported on the NYSE was $39.13 per share.

     The Company has never paid cash dividends on its common stock. Although payment of dividends on the common stock is currently restricted by the terms of the Company's revolving credit facility, the Board of Directors may review its dividend policy in the future. See Note 4 to the Consolidated Financial Statements of the Company included elsewhere herein.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial information as of December 31, 1997 and 1996, and for each of the years in the three year period ended December 31, 1997, has been derived from the audited consolidated financial statements of the Company included elsewhere herein. This information should be read in conjunction with such Consolidated Financial Statements and related notes thereto. The selected consolidated financial information as of December 31, 1995, 1994 and 1993, and for each of the years in the two year period ended December 31, 1994, has been derived from audited consolidated financial statements of the Company, that have been previously included in the Company's reports under the Exchange Act, that are not included herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------------------------
                                                                1997         1996         1995         1994         1993
                                                             ----------   ----------   ----------   ----------   ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Operating revenues.........................................  $2,613,768   $1,649,131   $1,216,082   $1,043,687   $  887,972
                                                             ----------   ----------   ----------   ----------   ----------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
    shown below)...........................................   1,345,769      881,401      672,117      596,868      514,483
  General and administrative...............................     284,946      200,101      169,686      159,097      144,623
  Depreciation and amortization............................     303,241      191,044      143,878      127,108      108,024
  Merger costs.............................................     109,411      126,626       26,539        3,782           --
  Unusual items............................................      24,720       63,800        4,733        8,863        2,672
                                                             ----------   ----------   ----------   ----------   ----------
                                                              2,068,087    1,462,972    1,016,953      895,718      769,802
                                                             ----------   ----------   ----------   ----------   ----------
Income from operations.....................................     545,681      186,159      199,129      147,969      118,170
                                                             ----------   ----------   ----------   ----------   ----------
Other income (expense):
  Shareholder litigation settlement and other litigation
    related costs..........................................          --           --           --      (79,400)      (5,500)
  Interest expense:
    Nonrecurring...........................................          --           --      (10,994)      (1,254)          --
    Other..................................................    (104,261)     (60,497)     (58,619)     (54,102)     (50,737)
  Interest income..........................................       7,634        6,699        6,682        5,085        5,072
  Other income, net........................................      14,213        6,376        4,891        2,629        1,749
                                                             ----------   ----------   ----------   ----------   ----------
                                                                (82,414)     (47,422)     (58,040)    (127,042)     (49,416)
                                                             ----------   ----------   ----------   ----------   ----------
Income before income taxes and extraordinary item..........     463,267      138,737      141,089       20,927       68,754
Provision for income taxes.................................     189,944       70,398       60,313        8,959       29,170
                                                             ----------   ----------   ----------   ----------   ----------
Income before extraordinary item...........................     273,323       68,339       80,776       11,968       39,584
Extraordinary item, net of taxes...........................      (6,293)          --           --           --           --
                                                             ----------   ----------   ----------   ----------   ----------
Net income.................................................  $  267,030   $   68,339   $   80,776   $   11,968   $   39,584
                                                             ==========   ==========   ==========   ==========   ==========
Basic earnings per common share:
  Income before extraordinary item.........................  $     1.31   $     0.39   $     0.56   $     0.08   $     0.32
  Extraordinary item.......................................       (0.03)          --           --           --           --
                                                             ----------   ----------   ----------   ----------   ----------
Net income.................................................  $     1.28   $     0.39   $     0.56   $     0.08   $     0.32
                                                             ==========   ==========   ==========   ==========   ==========
Diluted earnings per common share:
  Income before extraordinary item.........................  $     1.26   $     0.37   $     0.54   $     0.08   $     0.32
  Extraordinary item.......................................       (0.03)          --           --           --           --
                                                             ----------   ----------   ----------   ----------   ----------
  Net income...............................................  $     1.23   $     0.37   $     0.54   $     0.08   $     0.32
                                                             ==========   ==========   ==========   ==========   ==========
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital............................................  $   86,736   $   31,842   $   26,134   $    1,901   $   37,565
Intangible assets, net.....................................   1,645,985      804,251      433,944      250,551      196,353
Total assets...............................................   6,622,845    3,631,547    2,455,102    1,833,099    1,617,422
Long-term debt, including current maturities...............   2,763,729    1,504,888      909,050      759,123      711,014
Stockholders' equity.......................................   2,628,976    1,473,990    1,149,885      688,603      623,510

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion reviews the Company's operations for the three years ended December 31, 1997, and should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included elsewhere herein. The Company has restated its previously issued financial statements for years prior to 1997 to reflect the acquisition of United, consummated August 26, 1997, and accounted for under the pooling of interests method of accounting.

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under "Business -- Factors Influencing Future Results and Accuracy of Forward-Looking Statements" included in Item 1 of this report.

INTRODUCTION

     The Company provides nonhazardous solid waste management services, consisting of collection, transfer, disposal, recycling, and other miscellaneous services in various locations throughout the United States, Canada, and Puerto Rico. Since August 1990, the Company has experienced significant growth principally through the acquisition and integration of solid waste businesses and is currently the third largest nonhazardous solid waste management company in North America, as measured by revenues for the 1997 fiscal year. As of December 31, 1997, the Company owned or operated an extensive network of landfills, transfer stations, and collection operations serving in excess of seven million customers.

     The Company's operating revenues consist primarily of fees charged for its collection and disposal services. Revenues for collection services include fees from residential, commercial, industrial, and municipal collection customers. A portion of these fees are billed in advance; a liability for future service is recorded upon receipt of payment and operating revenues are recognized as services are provided. Fees for residential services are normally based on the type and frequency of service. Fees for commercial and industrial services are normally based on the type and frequency of service and the volume of solid waste collected.

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

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percentages for the various Consolidated Statements of Operations line items and for certain supplementary data.

                                                                 PERIOD TO PERIOD CHANGE
                                                     -----------------------------------------------
                                                      FOR THE YEARS ENDED       FOR THE YEARS ENDED
                                                     DECEMBER 31, 1997 AND     DECEMBER 31, 1996 AND
                                                              1996                     1995
                                                     ----------------------    ---------------------
STATEMENT OF OPERATIONS:
Operating revenues.................................   $964,637        58.5%    $433,049        35.6%
                                                      --------                 --------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below).....................    464,368        52.7      209,284        31.1
  General and administrative.......................     84,845        42.4       30,415        17.9
  Depreciation and amortization....................    112,197        58.7       47,166        32.8
  Merger costs.....................................    (17,215)      (13.6)     100,087       377.1
  Unusual items....................................    (39,080)      (61.3)      59,067     1,248.0
                                                      --------                 --------
                                                       605,115        41.4      446,019        43.9
                                                      --------                 --------
Income from operations.............................    359,522       193.1      (12,970)       (6.5)
                                                      --------                 --------
Other income (expense):
  Interest expense:
     Nonrecurring..................................         --          --       10,994       100.0
     Other.........................................    (43,764)      (72.3)      (1,878)       (3.2)
  Interest income..................................        935        14.0           17         0.3
  Other income, net................................      7,837       122.9        1,485        30.4
                                                      --------                 --------
                                                       (34,992)      (73.8)      10,618        18.3
                                                      --------                 --------
Income before income taxes and extraordinary
  item.............................................    324,530       233.9       (2,352)       (1.7)
Provision for income taxes.........................    119,546       169.8      (10,085)      (16.7)
                                                      --------                 --------
Income before extraordinary item...................    204,984       300.0      (12,437)      (15.4)
Extraordinary item, net of taxes...................     (6,293)     (100.0)          --          --
                                                      --------                 --------
Net income.........................................   $198,691       290.7%    $(12,437)      (15.4)%
                                                      ========                 ========
SUPPLEMENTARY DATA:
EBITDA(1)..........................................   $471,719       125.1%    $ 34,196        10.0%
EBITDA, excluding merger costs and unusual
  items(1).........................................    415,424        73.2      193,350        51.7

---------------

(1) EBITDA represents income from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

     The following table presents, for the periods indicated, the percentage relationship that the various Consolidated Statements of Operations line items and certain supplementary data bear to operating revenues.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
STATEMENT OF OPERATIONS:
Operating revenues:
  Collection................................................   62.2%     54.8%     54.3%
  Transfer..................................................   10.2      10.3       8.9
  Disposal..................................................   23.8      27.9      27.9
  Other.....................................................    3.8       7.0       8.9
                                                              -----     -----     -----
                                                              100.0     100.0     100.0
                                                              -----     -----     -----
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................   51.5      53.4      55.2
  General and administrative................................   10.9      12.1      14.0
  Depreciation and amortization.............................   11.6      11.6      11.8
  Merger costs..............................................    4.2       7.7       2.2
  Unusual items.............................................    0.9       3.9       0.4
                                                              -----     -----     -----
                                                               79.1      88.7      83.6
                                                              -----     -----     -----
Income from operations......................................   20.9      11.3      16.4
                                                              -----     -----     -----
Other income (expense):
  Interest expense:
     Nonrecurring...........................................     --        --      (0.9)
     Other..................................................   (4.0)     (3.7)     (4.8)
  Interest Income...........................................    0.3       0.4       0.5
  Other income, net.........................................    0.5       0.4       0.4
                                                              -----     -----     -----
                                                               (3.2)     (2.9)     (4.8)
                                                              -----     -----     -----
Income before income taxes and extraordinary item...........   17.7       8.4      11.6
Provision for income taxes..................................    7.2       4.3       5.0
                                                              -----     -----     -----
Income before extraordinary item............................   10.5       4.1       6.6
Extraordinary item, net of taxes............................   (0.2)       --        --
                                                              -----     -----     -----
Net income..................................................   10.3%      4.1%      6.6%
                                                              =====     =====     =====
SUPPLEMENTARY DATA:
EBITDA(1)...................................................   32.5%     22.9%     28.2%
EBITDA, excluding merger costs and unusual items(1).........   37.6      34.4      30.8

---------------

(1) EBITDA represents income from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1997

  Operating Revenues

     Operating revenues increased $964,637,000, or 58.5%, in 1997 as compared to the respective prior year. This increase was primarily attributable to the effect of acquisitions of domestic and Canadian solid waste businesses and the internal growth of comparable operations. Acquisitions of domestic solid waste businesses consummated during 1997 and the effect of such acquisitions consummated during 1996 accounted for increases in operating revenues of $624,200,000, or 37.8%. Acquisitions of Canadian solid waste businesses consummated during 1997 and the effect of such acquisitions consummated during 1996, accounted for increases in operating revenues of $309,100,000, or 18.7%. Internal growth of comparable operations resulted in increases in operating revenues of $155,600,000, consisting of 3.3% due to pricing and 6.1% due to volume. Offsetting these increases was the disposition of certain nonstrategically located solid waste collection and disposal operations and certain non-core businesses in 1997. Although the Company operated in one line of business, integrated nonhazardous solid waste management which encompasses the entire waste stream from collection to transfer station and landfill, the change in the Company's mix of operating revenues from 1996 to 1997 reflects an increase in collection revenues as a percentage of total revenues from 54.8% to 62.2%. This change is primarily the result of acquisitions of certain solid waste businesses with large collection operations in the first and second quarters of 1997, including the Canadian solid waste subsidiaries of Allied and a majority of the Canadian solid waste businesses of WMI.

     Operating revenues increased $433,049,000, or 35.6%, in 1996 as compared to the previous year. This increase was primarily attributable to 1996 acquisitions and the full year effect of 1995 acquisitions which resulted in increases in operating revenues of $349,757,000 or 28.8%. Internal growth of comparable operations resulted in an increase in operating revenues of $100,637,000, representing a 2.0% price increase and 6.3% volume increase. These increases were partially offset by a decrease in operating revenues from non-core businesses and a decrease in operating revenues related to divestitures.

     As discussed above, the Company has made significant investments in Canadian solid waste businesses in 1997 primarily through the acquisitions of the Canadian solid waste subsidiaries of Allied in the first quarter and a majority of WMI's Canadian solid waste businesses in the second quarter. As a result, operating revenues from foreign operations have significantly increased as a percentage of total operating revenues from 1995 to 1997. The following table summarizes the Company's operating revenues by geographic area and the percentage relationship of operating revenue by geographic area to total operating revenues (dollars in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------
                                              1997                 1996                 1995
                                       ------------------   ------------------   ------------------
United States and Puerto Rico........  $2,265,526    86.7%  $1,624,742    98.5%  $1,210,827    99.6%
Canada...............................     337,504    12.9       15,039     0.9           --      --
Mexico...............................      10,738     0.4        9,350     0.6        5,255     0.4
                                       ----------   -----   ----------   -----   ----------   -----
          Total operating revenues...  $2,613,768   100.0%  $1,649,131   100.0%  $1,216,082   100.0%
                                       ==========   =====   ==========   =====   ==========   =====

  Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

     Operating costs and expenses increased $464,368,000, or 52.7%, in 1997 as compared to the prior year. The increase in operating costs and expenses was primarily attributable to new acquisitions, however, was offset by the increased utilization of internal disposal capacity and cost reductions in comparable operations. The effect of new acquisitions resulted in increases to operating costs and expenses of $555,939,000, of which, $163,473,000 related to acquisitions of Canadian solid waste businesses. A decrease in operating costs and expenses from comparable operations of $56,701,000 resulted primarily from the increased utilization of internal disposal capacity from 49.8% in 1996 to 53.8% in 1997, and operating synergies realized from tuck-in acquisitions and the Company's mergers with United, Sanifill, and Western Waste Industries ("Western") in August 1997, August 1996, and May 1996, respectively. Additionally, a decrease in operating costs and expenses in 1997 as compared to 1996 was the result of the disposition of certain nonstrategically located solid waste collection and disposal operations and certain non-core businesses. Operating costs and expenses decreased as a percentage of operating revenues from 53.4% in 1996 to 51.5% in 1997. This decrease in operating costs and expenses as a percentage of operating revenues was slightly offset by the effect in the change in revenue mix as discussed above. Typically, as a percentage of operating revenues, collection operations have higher operating costs and lower margin returns than disposal operations.

     Operating costs and expenses increased $209,284,000, or 31.1%, in 1996 as compared to 1995, however, have decreased as a percentage of operating revenues from 55.2% in 1995 to 53.4% in 1996. The net increases in operating costs and expenses was primarily attributable to the effect of new acquisitions, net of dispositions, which resulted in an increase of $283,563,000. This increase was offset by a decrease of $14,215,000 related to increased internalization of internal disposal capacity from 44.9% in 1995 to 49.8% in 1996, a decrease of

$4,506,000 related to the Company's decision to discontinue certain non-core businesses, and a decrease of $45,258,000 related to improvements in comparable operations primarily as a result of operating synergies realized from tuck-in acquisitions and mergers with Chambers, Sanifill, and Western in June 1995, August 1996, and May 1996, respectively.

  General and Administrative

     General and administrative expenses increased $84,845,000, or 42.4%, in 1997 as compared to 1996, and increased $30,415,000, or 17.9%, in 1996 as compared to 1995. As a percentage of operating revenues, however, general and administrative expenses decreased from 14.0% in 1995 to 12.1% in 1996 to 10.9% in 1997. The decrease in general and administrative expenses as a percentage of operating revenues is primarily the result of the Company's ability to integrate new business acquisitions without a proportionate increase in general and administrative expenses as well as cost reductions resulting from mergers with United, Sanifill, Western, and Chambers in August 1997, August 1996, May 1996, and June 1995, respectively.

  Depreciation and Amortization

     Depreciation and amortization expense increased $112,197,000, or 58.7%, in 1997 as compared to 1996, and increased $47,166,000, or 32.8%, in 1996 as compared to 1995. As a percentage of operating revenues, however, depreciation and amortization decreased from 11.8% in 1995 to 11.6% in 1996 and 1997. The increase in depreciation and amortization is primarily due to acquisitions, increased landfill volumes, and upgrades to existing operations. The incremental depreciation and amortization due to the improved utilization of internal disposal capacity was offset by the improved utilization of equipment through internal growth in collection and disposal operations.

  Merger Costs

     In the third quarter of 1997, the Company recorded $89,152,000 related to its merger with United and $15,000,000 related to the acquisitions of other businesses accounted for as poolings of interests. The costs related to the United Merger included $17,566,000 of transaction costs, $26,198,000 of severance and other termination benefits, $21,629,000 for the integration of operations, and $23,759,000 of estimated losses related to the disposition of duplicate facilities and the disposition of a Pennsylvania landfill ordered by the United States Department of Justice. In the first and second quarters of 1997, the Company recorded $1,996,000 and $3,263,000, respectively, related to the acquisition of other businesses accounted for as poolings of interests.

     In the third quarter of 1996, the Company recorded $84,751,000 of merger costs related to acquisitions accounted for as poolings of interests. Of that amount, $80,000,000 related to the Company's merger with Sanifill, which included $9,500,000 of transaction costs, $20,000,000 of relocation, severance, and other termination benefits, $13,000,000 for the integration of operations, and $37,500,000 for the disposal of duplicate facilities. The Company recorded $35,000,000 of merger costs in the second quarter of 1996 related to its merger with Western, which included $6,800,000 of transaction costs, $15,000,000 of severance and other termination benefits, and $13,200,000 of costs related to integrating operations and $5,296,000 related to the acquisitions of other businesses accounted for as poolings of interests. In the fourth quarter of 1996, the Company recorded $1,579,000 related to the acquisition of other businesses accounted for as poolings of interests.

     In 1995, the Company recorded $26,539,000 of merger costs related to acquisitions accounted for as poolings of interests. Of that amount, $25,073,000 related to the Company's merger with Chambers in June 1995, which included $11,900,000 of transaction costs, $9,473,000 of severance and other termination benefits, and $3,700,000 of costs for integrating operations.

  Unusual Items

     In the third quarter of 1997, the Company recorded charges for unusual items of $24,720,000, which included $10,400,000 of estimated losses for the closure and abandonment of two transfer stations in Minnesota, $8,400,000 of estimated losses related to the closure and abandonment of two landfills in

Massachusetts, and $5,920,000 of reserves for various other terminated projects. In the third quarter of 1996, the Company recorded charges for unusual items of $50,848,000, which included $28,900,000 for estimated losses related to the disposition of certain non-core business assets, $15,000,000 of project reserves related to certain operations in Mexico, and $6,948,000 of reserves for various other terminated projects. In the second quarter of 1996, unusual items included $4,824,000 of retirement benefits associated with Western's pre-merger retirement and severance plans and $8,128,000 of estimated future losses related to municipal solid waste contracts in California as a result of the decline in the prices of recyclable materials.

  Income from Operations

     Income from operations increased $359,522,000 in 1997 and decreased $12,970,000 in 1996 as compared to the respective prior year periods due to the reasons discussed above. Exclusive of merger costs and unusual items, income from operations as a percentage of operating revenues was 26.0%, 22.8%, and 18.9% in 1997, 1996, and 1995, respectively. The improvement in recurring operations was the result of economies of scale realized by the Company as a result of recent mergers and acquisitions, increased utilization of internal disposal capacity, and improvements in comparable operations.

  Other Income and Expense

     Other income and expense consists of interest expense, interest income, and other income. Interest expense, gross of amounts capitalized, increased due to the Company's outstanding indebtedness. Interest capitalized was $25,198,000, $21,189,000, and $13,808,000 in 1997, 1996, and 1995, respectively. The increase in capitalized interest during each period is due to development activity incurred in connection with disposal sites acquired in each respective year. Nonrecurring interest of $10,994,000 in 1995 consists of various extension fees and other charges related to the refinancing of certain Chambers senior notes in the second quarter of 1995.

  Provision for Income Taxes

     The Company recorded a provision for income taxes before extraordinary items of $189,944,000 in 1997, compared to $70,398,000 and $60,313,000 in 1996 and 1995, respectively. The difference in the provision for income taxes at the federal statutory rate and the recorded amount primarily relates to nondeductible merger costs and state and local income taxes.

  Income before Extraordinary Item

     For reasons discussed above, income before extraordinary item was $80,776,000 in 1995, $68,339,000 in 1996, and $273,323,000 in 1997. Income
before extraordinary item, exclusive of nonrecurring charges and assuming a 40% effective tax rate, increased $160,941,000 and $87,485,000 in 1997 and 1996, respectively, as compared to the corresponding prior year.

  Extraordinary Item

     During the third quarter of 1997, the Company recorded extraordinary losses related to the early retirement of two privately placed senior note issuances of approximately $9,286,000, comprised of prepayment penalties of approximately $7,975,000 and unamortized deferred offering costs of approximately $1,311,000. Additionally, during the third quarter of 1997, the Company recorded extraordinary losses of approximately $1,206,000 primarily related to the write-off of the unamortized deferred financing costs related to United's credit facility which was retired upon consummation of its merger with the Company.

  Net Income

     Net income was $80,776,000, $68,339,000, and $267,030,000 for 1995, 1996,
and 1997, respectively, for reasons discussed above.

  Variation in Quarterly Results

     The Company has grown significantly through acquisitions, including the consummation of one merger in 1997 and two mergers in 1996 with other publicly owned companies as discussed in Note 2 to the Consolidated Financial Statements included elsewhere herein. These mergers were accounted for as poolings of interests and, accordingly, operating results for periods prior to these mergers, including quarterly results, have been restated. Moreover, the Company incurred nonrecurring charges related to these mergers of $89,152,000 in the third quarter of 1997 and $35,000,000 and $80,000,000 in the second and third quarters of 1996, respectively. Additionally, the Company recognized other nonrecurring charges of $18,248,000 in the second quarter, $55,599,000 in the third quarter, and $1,579,000 in the fourth quarter of 1996, and $1,996,000 in the first quarter, $3,263,000 in the second quarter, and $39,720,000 in the third quarter of 1997, as further discussed in Notes 2, 11 and 13 to the Consolidated Financial Statements included elsewhere herein.

     The merger costs and unusual items (and the tax effects of such charges) have significantly affected the quarterly trend analysis of the Company's operating results for 1996 and 1997. A comparison of the reported quarterly earnings (loss) per share for 1996 and 1997 compared to pro forma earnings per share, which exclude such merger costs and unusual items and reflect income taxes at a 40% effective tax rate, is as follows:

                                                         AS REPORTED         PRO FORMA
                                                       ----------------   ---------------
                                                       BASIC    DILUTED   BASIC   DILUTED
                                                       ------   -------   -----   -------
1996
  First Quarter......................................  $ 0.20   $ 0.19    $0.20    $0.19
  Second Quarter.....................................    0.03     0.03     0.27     0.26
  Third Quarter......................................   (0.16)   (0.16)    0.33     0.31
  Fourth Quarter.....................................    0.32     0.30     0.33     0.31
1997
  First Quarter......................................  $ 0.30   $ 0.29    $0.31    $0.29
  Second Quarter.....................................    0.43     0.40     0.44     0.41
  Third Quarter......................................    0.09     0.09     0.50     0.47
  Fourth Quarter.....................................    0.47     0.45     0.47     0.45

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

     As of December 31, 1997, the Company had working capital of $86,736,000 (a ratio of current assets to current liabilities of 1.15:1) and a cash balance of $51,241,000, which compares to working capital of $31,842,000 (a ratio of current assets to current liabilities of 1.08:1) and a cash balance of $26,079,000 as of December 31, 1996. For the year ended December 31, 1997, net cash from operating activities was approximately $452,832,000, as compared to $283,351,000 in 1996 and $128,692,000 in 1995, and net cash from financing activities was approximately $1,603,985,000, as compared to $514,849,000 in 1996 and $382,811,000 in 1995. In 1997, net cash from operating activities and financing activities was primarily used to fund acquisitions of businesses of $1,818,996,000, which includes approximately $97,000,000 for a 49% interest in a partnership formed for the purpose of acquiring shares of WMI (see "Recent Developments"), and for capital expenditures of $436,317,000. The 49% partnership interest is included in other assets at December 31, 1997, in the Consolidated Financial Statements included herein. Net cash from operating activities and financing activities in 1996 and 1995 was also primarily used to fund acquisitions of businesses of $403,672,000 and $268,687,000, respectively, and for capital expenditures of $443,247,000 and $252,648,000, respectively.

     In general, the Company's capital expenditure and working capital requirements have increased reflecting the Company's business strategy of growth through acquisitions and development projects. The Company intends to finance its 1998 capital expenditures through internally generated cash flow and amounts available under its senior revolving credit facility.

SIGNIFICANT FINANCING EVENTS

     At December 31, 1996, the Company had borrowed $637,000,000 and had letters of credit issued of $277,994,000 under its $1,200,000,000 senior revolving credit facility. The credit facility was used to refinance existing bank loans and letters of credit and to fund additional acquisitions and working capital. The credit facility was available for standby letters of credit of up to $400,000,000. Loans under the credit facility bore interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread set at 0.30% per annum, or an applicable interest rate of 5.87% per annum at December 31, 1996). The credit facility required a facility fee not to exceed 0.375% per annum on the entire available credit facility (facility fee set at 0.15% per annum at December 31, 1996). The credit facility contained financial covenants with respect to interest coverage and debt capitalization ratios. The credit facility also contained limitations on dividends, additional indebtedness, liens, and asset sales. Principal reductions were not required during the five-year term of the credit facility. On March 5, 1997, the credit facility was replaced with a $1,600,000,000 senior revolving credit facility with the same general terms, covenants, and limitations, which was available for standby letters of credit of up to $500,000,000. On August 7, 1997, the credit facility was again replaced with a $2,000,000,000 senior revolving credit facility with the same general items, covenants, and limitations, which is available for standby letters of credit up to $650,000,000. At December 31, 1997, the Company had borrowed $430,000,000 and had letters of credit of $467,029,000 under its $2,000,000,000 senior revolving credit facility. The applicable interest rate and facility fee at December 31, 1997, was 6.1% per annum and 0.1125% per annum, respectively.

     On February 7, 1997, the Company issued $535,275,000 of 4% convertible subordinated notes, due on February 1, 2002 ("Convertible Notes Offering"). Interest is payable semi-annually in February and August. The notes are convertible by the holders into shares of the Company's common stock at any time at a conversion price of $43.56 per share. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined. The notes are redeemable after February 1, 2000 at the option of the Company at 101.6% of the principal amount, declining to 100.8% of the principal amount on February 1, 2001 and thereafter until maturity at which time the notes will be redeemed at par, plus accrued interest. Deferred offering costs of approximately $14,000,000 were incurred and are being amortized ratably over the life of the notes. The proceeds were primarily used to repay debt under the Company's credit facility, to fund acquisitions, and for general corporate purposes.

     On February 7, 1997, concurrent with the Convertible Notes Offering, the Company completed a public offering of 11,500,000 shares of its common stock, priced at $35.125 per share. The net proceeds of approximately $387,438,000 were primarily used to repay debt under the Company's credit facility and for general corporate purposes.

     On March 3, 1997, prior to its becoming a wholly owned subsidiary of the Company, United completed a public offering in which it issued 3,450,000 shares of its common stock, priced at $36.50 per share (equivalent to 3,708,750 shares of the Company's common stock, priced at $33.95 per share). The net proceeds of approximately $119,000,000 were used to repay approximately $47,000,000 of debt under United's credit facility and for general corporate purposes.

     During August 1997 and September 1997, the Company prepaid the holders of both privately placed senior note issuances an aggregate amount of $182,500,000 with proceeds from its senior revolving credit facility. Interest on these privately placed senior notes ranged from 7.29% to 8.44%. In connection with this transaction, the Company was required to pay prepayment penalties of approximately $7,975,000, which was recorded as an extraordinary item in the third quarter of 1997.

     On September 12, 1997, the Company issued $300,000,000 of 7% senior notes due October 1, 2004, and $300,000,000 of 7 1/8% senior notes due October 1, 2007. The senior notes constitute senior and unsecured obligations of the Company, ranking equal in right of payment with all other senior and unsecured obligations of the Company, as defined. The senior notes are redeemable at the option of the Company at any time and from time to time at par of the principal amount of such notes, plus accrued interest. Deferred offering costs of approximately $4,125,000 were incurred and are being amortized ratably over the life of the senior notes. The proceeds were used to repay debt under the Company's senior revolving credit facility. In anticipation of this offering, the Company entered into interest rate locks on July 25, 1997, with various institutions as a hedging transaction to cover the future issuance of $600,000,000 of debt. The gain realized from this hedging transaction of approximately $5,632,000 is being amortized over the life of the related notes using the effective interest method and has the effect of reducing the all-inclusive interest rate to 6.90% on the 7% senior notes due October 1, 2004, and 7.06% on the 7 1/8% senior notes due October 1, 2007. Interest is payable semiannually on October 1 and April 1.

     On December 17, 1997, the Company issued $350,000,000 of 6 1/2% senior notes due December 15, 2002, and $150,000,000 of 7 1/8% senior notes due December 15, 2017. The senior notes constitute senior and unsecured obligations of the Company ranking equal in right of payment with all other senior and unsecured obligations of the Company, as defined. The 6 1/2% senior notes due December 15, 2002, are not redeemable. The $150,000,000 of 7 1/8% senior notes due December 15, 2017, are redeemable, in whole or in part, at the option of the Company at any time and from time to time at a redemption price equal to the Make-Whole Price, as defined. Deferred offering costs of approximately $3,713,000 were incurred and are being amortized ratably over the life of the senior notes. The proceeds were used to repay debt under the Company's senior revolving credit facility. In anticipation of this offering, the Company entered into interest rate locks on December 9, 1997, with various institutions as a hedging transaction to cover the future issuance of $500,000,000 of debt. The amount paid by the Company from this hedging transaction of approximately $6,845,000 is being amortized over the life of the related notes. The all inclusive interest rate is 6.67% on the 6 1/2% senior notes due December 15, 2002, and is 7.27% on the 7 1/8% senior notes due December 15, 2017. Interest payable semi-annually on December 15 and June 15.

     In July 1997, the Company filed a universal shelf registration statement with the Securities and Exchange Commission to provide for the issuance of up to $1,500,000,000 of either debt or equity securities, or a combination thereof, to be used for general corporate purposes. The Company utilized the universal shelf registration statement for the issuance of its senior notes in September and December of 1997. As of December 31, 1997, the Company had available up to $400,000,000 of either debt or equity securities, or a combination thereof, under its existing universal shelf registration statement.

ACQUISITION ACTIVITY IN 1997

     On March 12, 1997, the Company acquired all of Allied's Canadian solid waste subsidiaries for approximately $518,000,000 in cash. Those businesses represented 41 collection operations, seven landfills, and eight transfer stations in the provinces of Alberta, British Columbia, Manitoba, Ontario, Quebec, and Saskatchewan, with annualized revenues of approximately $270,000,000.

     On April 1, 1997, the Company acquired substantially all of the assets of Mid-American Waste Systems, Inc. for approximately $201,000,000, consisting primarily of cash and the assumption of a limited amount of debt. The assets acquired included 11 collection operations, 11 landfills, six transfer stations, and three recycling operations, with annualized revenues of approximately $115,000,000.

     On June 10, 1997, the Company acquired the majority of WMI's Canadian solid waste businesses for $124,000,000 in cash and 1,705,757 shares of the Company's common stock. The assets acquired included 13 collection operations, one landfill, and three transfer stations in the provinces of Alberta, British Columbia, Ontario, and Quebec, with annualized revenues totaling approximately $124,000,000.

     On August 26, 1997, the Company consummated a merger with United accounted for as a pooling of interests. Under the terms of the United Merger, the Company issued 1.075 shares of its common stock for each outstanding share of United common stock. Additionally, at the effective date of the United Merger, United stock options, whether or not such stock options had vested or become exercisable, were cancelled in exchange for the Company's common stock equal in market value to the fair value of such United stock options, as determined by an independent third party. The United Merger increased the Company's outstanding shares of common stock by approximately 51,900,000 shares, which included approximately 1,900,000 shares exchanged for the United stock options. United owned and operated nonhazardous waste disposal, treatment, collection, transfer station, and recycling businesses and complementary operations. At the time of the United Merger, United owned or operated 39 landfills, 78 transfer stations, and 80 collection operations.

     In addition to the consummation of the aforementioned acquisition transactions, the Company acquired 236 collection operations, 31 transfer stations, and 26 landfills with annualized revenues aggregating approximately $960,000,000 during 1997.

RECENT DEVELOPMENTS

     On December 9, 1997, the Company announced that it had executed a definitive agreement to acquire the solid waste divisions of City Management, and on January 14, 1998, consummated such transaction for approximately $735,000,000 consisting primarily of cash and a limited amount of debt assumed. The businesses acquired include 20 collection operations, ten landfills, and 12 transfer stations primarily in the state of Michigan.

     On January 27, 1998, the Company announced that it had entered into a definitive agreement to acquire TransAmerican for approximately 2,000,000 shares of the Company's common stock, subject to certain adjustments, and approximately $43,000,000 in assumption of debt. This acquisition, which is subject to regulatory approval and approval of TransAmerican shareholders, is expected to close during the first half of 1998 and is anticipated to be accounted for as a pooling of interests. The businesses to be acquired include five collection operations, nine landfills, and two transfer stations located throughout the southern region of the United States.

     The Company entered into a definitive agreement on February 6, 1998, with American, to acquire American's solid waste businesses for approximately $150,000,000 in cash. This transaction, which is subject to regulatory approval and approval of American's shareholders, is also expected to close in the first half of 1998. The operations to be acquired include three landfills and one collection operation located in Ohio.

     On March 10, 1998, the Company entered into a definitive agreement and plan of merger pursuant to which a subsidiary of the Company will be merged with and into WMI and WMI will become a wholly owned subsidiary of the Company. As of the effective time of the WMI Merger, each outstanding share of WMI, other than shares held in WMI's treasury or owned by WMI, the Company or any of their wholly owned subsidiaries, will be converted into the right to receive 0.725 shares of the Company. This transaction, which is expected to close during 1998, is subject to regulatory approval and approval of the stockholders of the Company and WMI. It is anticipated that the Company will issue approximately 345,000,000 shares of its common stock related to this transaction and that this merger will be accounted for as a pooling of interests.

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

     On August 4, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission to provide for the issuance of up to 20,000,000 shares of the Company's common stock that may be offered and issued by the Company from time to time in connection with the acquisition directly or indirectly by the Company of other businesses or properties or interests therein, and which may be reserved for issuance pursuant to, or offered and issued upon exercise or conversion of, warrants, options, convertible notes, or other similar instruments issued by the Company from time to time in connection with such acquisitions. As of March 1, 1998, the Company had approximately 17,700,000 shares of its common stock available for future offerings and issuances under this shelf registration statement.

ENVIRONMENTAL MATTERS

     The Company has material financial commitments for the costs associated with its future closure and post-closure obligations with respect to the landfills it operates or for which it is otherwise responsible. The Company bases accruals for these commitments on periodic management reviews, typically performed at least annually, based on input from its engineers and accountants and interpretations of current regulatory requirements and proposed regulatory changes. The accrual for closure and post-closure costs includes final capping and cover for the site, methane gas control, leachate management and ground water monitoring, and other operational and maintenance costs to be incurred after each site discontinues accepting waste. The Company does not discount its accruals for closure and post-closure obligations.

     While the precise amount of these future costs cannot be determined with certainty, the Company has estimated that the aggregate final closure and post-closure costs for all sites owned or operated as of December 31, 1997, will be approximately $477,629,000. As of December 31, 1997 and 1996, the Company had recorded liabilities of $220,378,000 and $167,290,000, respectively, for closure and post-closure costs of disposal facilities. The difference between the closure and post-closure costs accrued at December 31, 1997, and the total estimated final closure and post-closure costs to be incurred will be accrued and charged to expense as airspace is consumed such that the total estimated final closure and post-closure to be incurred will be fully accrued for each landfill at the time the site stops accepting waste and is closed. As of December 31, 1997, the Company also expects to incur approximately $956,346,000 related to future capping activities during the remaining operating lives of the disposal sites, which are also being expensed over the useful lives of the disposal sites as airspace is consumed.

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

SEASONALITY AND INFLATION

     The Company's operating revenues tend to be somewhat lower in the winter months. This is generally reflected in the Company's first quarter and fourth quarter operating results. This is primarily attributable to the fact that (i) the volume of waste relating to construction and demolition activities tends to increase in the spring and summer months and (ii) the volume of industrial and residential waste in certain regions where the Company operates tends to decrease during the winter months.

     The Company believes that inflation and changing prices have not had, and are not expected to have, any material adverse effect on the results of operations in the near future.

YEAR 2000 DATE CONVERSION

     In 1997, the Company began to modify its computer information systems to ensure proper processing of transactions relating to the year 2000 and beyond and expects to complete the required modifications during 1998. The amount charged to expense in 1997, as well as the amounts anticipated to be charged to expense in 1998 related to the year 2000 computer compliance modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

     In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, Environmental Remediation Liabilities ("SOP No. 96-1"). SOP No. 96-1 provides authoritative guidance on the recognition, measurement, presentation, and disclosure of environmental remediation liabilities. The adoption of SOP No. 96-1 in 1997 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for the Company for the year ended December 31, 1998. Assuming the Company adopted SFAS No. 130 in 1995, comprehensive income would have been $263,861,000, $67,273,000, and $73,353,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption is not recognized for interim periods in the initial year of application. Adoption of this statement will not have a material impact on the consolidated financial statements of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
(1) Consolidated Financial Statements:
     Report of Independent Accountants......................   34
     Consolidated Balance Sheets as of December 31, 1997 and
      1996..................................................   35
     Consolidated Statements of Operations for the Years
      Ended December 31, 1997, 1996 and 1995................   36
     Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 1997, 1996 and 1995..........   37
     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1997, 1996 and 1995................   38
     Notes to Consolidated Financial Statements.............   39

(2) Consolidated Financial Statement Schedules:

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of USA Waste Services, Inc.:

     We have audited the accompanying consolidated balance sheets of USA Waste Services, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Waste Services, Inc. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

Houston, Texas
March 16, 1998

                            USA WASTE SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $   51,241   $   26,079
  Accounts receivable, net of allowance for doubtful
     accounts of $34,923 and $17,502, respectively..........     442,347      265,002
  Notes and other receivables...............................      56,361       38,495
  Deferred income taxes.....................................      52,592       48,561
  Prepaid expenses and other................................      52,845       49,365
                                                              ----------   ----------
          Total current assets..............................     655,386      427,502
Notes and other receivables.................................      32,386       49,059
Property and equipment, net.................................   3,955,008    2,198,231
Excess of cost over net assets of acquired businesses,
  net.......................................................   1,539,927      715,910
Other intangible assets, net................................     106,058       88,341
Other assets................................................     334,080      152,504
                                                              ----------   ----------
          Total assets......................................  $6,622,845   $3,631,547
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  237,176   $  118,823
  Accrued liabilities.......................................     228,771      206,591
  Deferred revenues.........................................      63,417       35,640
  Current maturities of long-term debt......................      39,286       34,606
                                                              ----------   ----------
          Total current liabilities.........................     568,650      395,660
Long-term debt, less current maturities.....................   2,724,443    1,470,282
Deferred income taxes.......................................     320,439       45,421
Closure, post-closure, and other liabilities................     380,337      246,194
                                                              ----------   ----------
          Total liabilities.................................   3,993,869    2,157,557
                                                              ----------   ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1.00 par value; 10,000,000 shares
     authorized; none issued................................          --           --
  Common stock, $.01 par value; 500,000,000 shares
     authorized; 217,805,496 and 181,630,519 shares issued,
     respectively...........................................       2,178        1,816
  Additional paid-in capital................................   2,392,797    1,504,449
  Retained earnings (accumulated deficit)...................     253,497      (15,948)
  Foreign currency translation adjustment...................     (19,012)     (15,843)
  Less treasury stock at cost, 23,485 shares................        (484)        (484)
                                                              ----------   ----------
          Total stockholders' equity........................   2,628,976    1,473,990
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $6,622,845   $3,631,547
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            USA WASTE SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1997         1996         1995
                                                           ----------   ----------   ----------
Operating revenues.......................................  $2,613,768   $1,649,131   $1,216,082
                                                           ----------   ----------   ----------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)........................................   1,345,769      881,401      672,117
  General and administrative.............................     284,946      200,101      169,686
  Depreciation and amortization..........................     303,241      191,044      143,878
  Merger costs...........................................     109,411      126,626       26,539
  Unusual items..........................................      24,720       63,800        4,733
                                                           ----------   ----------   ----------
                                                            2,068,087    1,462,972    1,016,953
                                                           ----------   ----------   ----------
Income from operations...................................     545,681      186,159      199,129
                                                           ----------   ----------   ----------
Other income (expense):
  Interest expense:
     Nonrecurring........................................          --           --      (10,994)
     Other...............................................    (104,261)     (60,497)     (58,619)
  Interest income........................................       7,634        6,699        6,682
  Other income, net......................................      14,213        6,376        4,891
                                                           ----------   ----------   ----------
                                                              (82,414)     (47,422)     (58,040)
                                                           ----------   ----------   ----------
Income before income taxes and extraordinary item........     463,267      138,737      141,089
Provision for income taxes...............................     189,944       70,398       60,313
                                                           ----------   ----------   ----------
Income before extraordinary item.........................     273,323       68,339       80,776
Extraordinary item related to early retirement of debt,
  net of tax benefit of $4,195...........................      (6,293)          --           --
                                                           ----------   ----------   ----------
Net income...............................................     267,030       68,339       80,776
Preferred dividends......................................          --           --          373
                                                           ----------   ----------   ----------
Net income available to common stockholders..............  $  267,030   $   68,339   $   80,403
                                                           ==========   ==========   ==========
Basic earnings per common share:
  Income before extraordinary item.......................  $     1.31   $     0.39   $     0.56
  Extraordinary item.....................................       (0.03)          --           --
                                                           ----------   ----------   ----------
  Net income.............................................  $     1.28   $     0.39   $     0.56
                                                           ==========   ==========   ==========
Diluted earnings per common share:
  Income before extraordinary item.......................  $     1.26   $     0.37   $     0.54
  Extraordinary item.....................................       (0.03)          --           --
                                                           ----------   ----------   ----------
  Net income.............................................  $     1.23   $     0.37   $     0.54
                                                           ==========   ==========   ==========
Weighted average number of common shares outstanding.....     208,246      173,993      143,346
                                                           ==========   ==========   ==========
Weighted average number of common and dilutive potential
  common shares outstanding..............................     233,371      182,680      150,575
                                                           ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            USA WASTE SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                  RETAINED       FOREIGN
                                                                   ADDITIONAL     EARNINGS      CURRENCY
                                              PREFERRED   COMMON    PAID-IN     (ACCUMULATED   TRANSLATION   TREASURY
                                                STOCK     STOCK     CAPITAL       DEFICIT)     ADJUSTMENT     STOCK
                                              ---------   ------   ----------   ------------   -----------   --------
Balance, January 1, 1995....................     $ 1      $1,173    $  836,829    $(140,083)     $ (7,354)    $(1,961)
  Common stock options and warrants
     exercised, including tax benefits......      --          18       14,566           --            --         142
  Common stock issued in business
     combinations and development
     projects...............................      --          97      159,661           --            --          --
  Common stock issued in public offerings
     and conversion of subordinated
     debentures.............................      --         137      229,876           --            --          --
  Conversion of preferred stock into common
     stock..................................      (1)         10           (8)          --            --          --
  Elimination of investment in Western
     common stock...........................      --         (10)     (11,358)          --            --          --
  Change in Western fiscal year.............      --          --           --       (8,865)           --          --
  Foreign currency translation adjustment...      --          --           --           --        (7,423)         --
  Transactions of pooled companies..........      --          --        2,660       (8,072)           --          --
  Preferred stock dividends.................      --          --           --         (373)           --          --
  Other.....................................      --           4        9,443           --            --          --
  Net income................................      --          --           --       80,776            --          --
                                                 ---       -----   ----------    ---------      --------     -------
Balance, December 31, 1995..................      --       1,429    1,241,669      (76,617)      (14,777)     (1,819)
  Common stock options and warrants
     exercised, including tax benefits......      --          52       68,064           --            --       2,086
  Common stock issued in business
     combinations and development
     projects...............................      --          89      128,390           --            --          --
  Common stock returned for acquisition
     settlement.............................      --          --           --           --            --        (751)
  Common stock issued for conversion of
     subordinated debentures................      --          35       59,590           --            --          --
  Foreign currency translation adjustment...      --          --           --           --        (1,066)         --
  Transactions of pooled companies..........      --           8        1,558       (7,670)           --          --
  United two-for-one stock split............      --         196         (196)          --            --          --
  Other.....................................      --           7        5,374           --            --          --
  Net income................................      --          --           --       68,339            --          --
                                                 ---       -----   ----------    ---------      --------     -------
Balance, December 31, 1996..................      --       1,816    1,504,449      (15,948)      (15,843)       (484)
  Common stock options and warrants
     exercised, including tax benefits......      --          35       74,614           --            --          --
  Common stock issued in business
     combinations and development
     projects...............................      --         146      260,264           --            --          --
  Common stock issued in public offering....      --         152      506,196           --            --          --
  Common stock issued for United stock
     options................................      --          19       25,809           --            --          --
  Foreign currency translation adjustment...      --          --           --           --        (3,169)         --
  Transactions of pooled companies..........      --          --       (1,735)       2,415            --          --
  Other.....................................      --          10       23,200           --            --          --
  Net income................................      --          --           --      267,030            --          --
                                                 ---       -----   ----------    ---------      --------     -------
Balance, December 31, 1997..................     $--       2,178   $2,392,797    $ 253,497      $(19,012)    $  (484)
                                                 ===       =====   ==========    =========      ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            USA WASTE SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1997           1996          1995
                                                              -----------    -----------    ---------
Cash flows from operating activities:
  Net income................................................  $   267,030    $    68,339    $  80,776
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      303,241        191,044      143,878
    Deferred income taxes...................................       72,846         12,960       16,217
    Net gain on disposal of assets..........................      (14,320)        (6,040)      (1,434)
    Effect of nonrecurring charges..........................       48,479         61,144           --
    Change in assets and liabilities, net of effects of
      acquisitions and divestitures:
      Accounts receivable and other receivables.............      (94,073)       (81,704)     (14,279)
      Prepaid expenses and other............................        6,189         (5,388)      (2,199)
      Other assets..........................................      (36,511)        10,311       (7,406)
      Accounts payable and accrued liabilities..............     (117,860)        63,149      (11,643)
      Accrued shareholder litigation settlement.............           --             --      (85,300)
      Deferred revenues and other liabilities...............       19,747        (29,283)      11,855
      Other, net............................................       (1,936)        (1,181)      (1,773)
                                                              -----------    -----------    ---------
Net cash provided by operating activities...................      452,832        283,351      128,692
                                                              -----------    -----------    ---------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired..........   (1,818,996)      (403,672)    (268,687)
  Capital expenditures......................................     (436,317)      (443,247)    (252,648)
  Loans and advances to others..............................      (41,571)       (18,399)     (19,660)
  Collection of loans and advances to others................       43,480         15,010        4,880
  Proceeds from sale of assets..............................      244,756         80,294       11,181
  Other.....................................................      (22,828)       (30,002)      (1,178)
                                                              -----------    -----------    ---------
Net cash used in investing activities.......................   (2,031,476)      (800,016)    (526,112)
                                                              -----------    -----------    ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................    3,441,930      1,483,573      778,721
  Principal payments on long-term debt......................   (2,384,846)    (1,015,277)    (642,313)
  Net proceeds from issuance of common stock................      506,348             --      251,999
  Proceeds from exercise of common stock options and
    warrants................................................       36,955         53,518       13,811
  Other.....................................................        3,597         (6,965)     (19,407)
                                                              -----------    -----------    ---------
Net cash provided by financing activities...................    1,603,984        514,849      382,811
                                                              -----------    -----------    ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................         (178)           115         (178)
                                                              -----------    -----------    ---------
Increase (decrease) in cash and cash equivalents............       25,162         (1,701)     (14,787)
Cash and cash equivalents at beginning of year..............       26,079         27,780       42,567
                                                              -----------    -----------    ---------
Cash and cash equivalents at end of year....................  $    51,241    $    26,079    $  27,780
                                                              ===========    ===========    =========
Supplemental cash flow information:
  Cash paid during the year for:
    Interest................................................  $   110,798    $    75,551    $  67,543
    Income taxes............................................       66,044         33,019       51,573
  Non-cash investing and financing activities:
    Acquisitions of property and equipment through capital
      leases................................................           --             --        8,378
    Note receivable from sale of assets.....................       26,583         27,800           --
    Conversion of subordinated debentures to common stock...          500         60,000       51,661
    Issuance of common stock for preferred stock
      dividends.............................................           --             --       10,378
    Acquisitions of businesses and development projects:
      Liabilities incurred or assumed.......................      184,562        355,767      101,111
      Common stock issued...................................      260,410        128,479      159,758

  The accompanying notes are an integral part of these consolidated financial statements.

                            USA WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business -- USA Waste Services, Inc. and subsidiaries (the "Company") is engaged in the nonhazardous solid waste management business and provides solid waste management services, consisting of collection, transfer, disposal, recycling, and other miscellaneous services to commercial, industrial, municipal and residential customers in various locations throughout the United States, Canada, and Puerto Rico. As discussed in Note 10, during 1997 the Company contributed the net book value of its Mexico operations to a non-public solid waste entity focusing on Mexico's solid waste market in exchange for a 37.5% interest in that entity.

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

     Restricted funds held by trustees -- Restricted funds held by trustees of $84,475,000 and $61,098,000 at December 31, 1997 and 1996, respectively, are included in other assets and consist principally of funds deposited in connection with landfill closure and post-closure obligations, insurance escrow deposits, and amounts held for landfill construction arising from industrial revenue financings. Amounts are principally invested in fixed income securities of federal, state, and local governmental entities and financial institutions. The Company considers its landfill closure, post-closure, and construction escrow investments to be held to maturity. At December 31, 1997 and 1996, the aggregate fair value of these investments approximates their amortized costs and substantially all of these investments mature within one year. The Company's insurance escrow funds are invested in pooled investment accounts that hold debt and equity securities and are considered to be available for sale. The market value of those pooled accounts approximates their aggregate cost at December 31, 1997 and 1996.

     Concentrations of credit risk -- Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure with any one institution. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the trade credit risk. No single group or customer represents greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs in-depth credit evaluations for commercial and industrial customers and performs ongoing credit evaluations of its customers' financial condition, but generally does not require collateral to support accounts receivable. The Company maintains an allowance for doubtful accounts for potential credit losses.

     Interest rate swap agreements -- The Company uses interest rate swap agreements to minimize the impact of interest rate fluctuations on floating interest rate long-term borrowings. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense.

                            USA WASTE SERVICES, INC.

     Property and equipment -- Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in results of operations. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method and assuming no salvage value. The estimated useful lives for property and equipment is as follows (in years):

Vehicles....................................................  5 to 10
Machinery and equipment.....................................  5 to 10
Containers..................................................  8 to 12
Buildings and improvements..................................    20
Furniture and fixtures......................................  3 to 7

     Disposal sites are stated at cost and amortized ratably using the units-of-production method over the estimated usable life of the site as airspace of the landfill is consumed. Disposal site costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, direct site improvement costs, and capitalized interest. During the years ended December 31, 1997, 1996, and 1995, interest costs were $129,459,000, $81,686,000, and $83,421,000, respectively, of which $25,198,000, $21,189,000, and $13,808,000 were capitalized, respectively, with respect to landfills and facilities under construction. Disposal site amortization rates are determined periodically not less than annually for each disposal site based on estimates provided by the Company's engineers and accountants. Disposal site amortization rate calculations consider information provided by aerial surveys, which are generally performed annually, and other density measures, as well as the future receipt of a disposal site permit expansion for those sites that the Company believes permit expansion is probable.

     Business Combinations -- The Company assesses each acquisition to determine whether the pooling of interests or the purchase method of accounting is appropriate. For those acquisitions accounted for under the pooling of interests method, the financial statements of the acquired company are combined with those of the Company at their historical amounts, and, if material, all periods presented are restated as if the combination occurred on the first day of the earliest year presented. For those acquisitions accounted for using the purchase method of accounting, the Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary when information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies for each acquisition, however, does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees, and preacquisition tax matters are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined. Management of the Company does not believe potential deviations between its fair value estimates and actual fair values to be material.

     In certain business combinations, the Company will agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes, or the issuance of permits for expanded landfill airspace. Contingent payments, when incurred, are recorded as purchase price adjustments or compensation expense, as appropriate, based on the nature of each contingent payment. Contingent payments recorded as purchase price adjustments are amortized over the remaining useful life of the related assets.

     Excess of cost over net assets of acquired businesses -- The excess of cost over net assets of acquired businesses is amortized on a straight-line basis over 40 years commencing on the dates of the respective

                            USA WASTE SERVICES, INC.

acquisitions. Accumulated amortization was $55,041,000 and $38,894,000 at December 31, 1997 and 1996, respectively.

     Other intangible assets -- Other intangible assets consist primarily of customer lists, covenants not to compete, licenses, permits, and contracts. Other intangible assets are recorded at cost and amortized on a straight-line basis. Customer lists are amortized over five to seven years. Covenants not to compete are amortized over the term of the agreement, which is generally three to five years. Licenses, permits, and contracts are amortized over the shorter of the definitive terms of the related agreements or 40 years. Accumulated amortization was $77,571,000 and $69,824,000 at December 31, 1997 and 1996,
respectively.

     Long-lived assets -- Long-lived assets consist primarily of property and equipment, excess of cost over net assets of acquired businesses, and other intangible assets. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses and based upon projections there is a likelihood that such operating losses will continue, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value.

     Closure, post-closure, and other liabilities -- The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the final cell of a landfill, and post-closure of landfills it operates or for which it is otherwise responsible. While the precise amount of these future costs cannot be determined with certainty, the Company has estimated that the aggregate final closure and post-closure costs for all sites owned or operated as of December 31, 1997, will be approximately $477,629,000. As of December 31, 1997 and 1996, the Company has accrued $220,378,000 and $167,290,000, respectively, for final closure and post-closure costs of disposal facilities. The Company does not discount its accruals for closure and post-closure liabilities. The difference between the final closure and post-closure costs accrued as of December 31, 1997, and the total estimated final closure and post-closure costs to be incurred will be accrued and charged to expense as airspace is consumed such that the total estimated final closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. As of December 31, 1997, the Company also expects to incur an estimated $956,346,000 related to future capping activities during the remaining operating lives of these disposal sites. The future capping costs are being charged to expense through airspace amortization over the useful lives of the disposal sites as airspace is consumed.

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

     Income taxes -- Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets include tax loss and credit

                            USA WASTE SERVICES, INC.

carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Foreign currency translation -- The functional currency of the Company's international operations is the local currency. Adjustments resulting from the translation of financial information are reflected as a separate component of stockholders' equity or recognized through income as appropriate.

     Revenue recognition -- The Company recognizes revenues as services are provided. Amounts billed and collected prior to services being performed are included in deferred revenues.

     Earnings per common share -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supercedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which is based on the weighted average number of common shares outstanding, replaces primary earnings per share. Diluted earnings per share, which is based on the weighted average number of common and dilutive potential common shares outstanding, replaces fully diluted earnings per share and utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining dilutive potential shares. SFAS No. 128 is effective for the Company in 1997 and requires all prior-period earnings per share data to be restated to conform to its presentation. Accordingly, the Company has restated all previously reported earnings per share amounts.

     Diluted earnings per common share for the year ended December 31, 1997, has been calculated assuming conversion of the Company's convertible subordinated notes and debentures, and therefore interest, net of taxes, of $19,006,000 has been added back to net income for this calculation. Diluted earnings per common share for the year ended December 31, 1996, has calculated without assuming conversion of the Company's convertible subordinated notes and debentures due to their antidiluted notes for this period.

     The following reconciles the number of common shares outstanding to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and dilutive earnings per common share, respectively (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
Number of common shares outstanding...................  217,782    181,631    161,813
Effect of using weighted average common shares
  outstanding.........................................   (9,536)    (7,638)   (18,467)
                                                        -------    -------    -------
Weighted average number of common shares
  outstanding.........................................  208,246    173,993    143,346
Dilutive effect of common stock options and
  warrants............................................    3,830      8,687      7,229
Dilutive effect of convertible subordinated notes and
  debentures..........................................   21,295         --         --
                                                        -------    -------    -------
Weighted average number of common and dilutive
  potential common shares outstanding.................  233,371    182,680    150,575
                                                        =======    =======    =======

     New accounting pronouncements -- In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, Environmental Remediation Liabilities ("SOP No. 96-1"). SOP No. 96-1 provides authoritative guidance on the recognition, measurement, presentation, and disclosure of environmental remediation liabilities. The adoption of SOP No. 96-1 in 1997 did not have a material effect on the Company's financial position, results of operations or cash flows.

                            USA WASTE SERVICES, INC.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for the Company for the year ended December 31, 1998. Assuming the Company adopted SFAS No. 130 in 1995, comprehensive income would have been $263,861,000, $67,273,000, and $73,353,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption is not recognized for interim periods in the initial year of application. Adoption of this statement will not have a material impact on the consolidated financial statements of the Company.

2. BUSINESS COMBINATIONS

  1997 Pooling of Interests Acquisitions

     On August 26, 1997, the Company consummated a merger with United Waste Systems, Inc. ("United") accounted for as a pooling of interests (the "United Merger") and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of United for all periods presented. Under the terms of the United Merger, the Company issued
1.075 shares of its common stock for each outstanding share of United common stock. Additionally, at the effective date of the United Merger, United stock options, whether or not such stock options had vested or had become exercisable, were cancelled in exchange for shares of the Company's common stock equal in market value to the fair value of such United stock options, as determined by an independent third party. The United Merger increased the Company's outstanding shares of common stock by approximately 51,900,000 shares, which includes approximately 1,900,000 shares exchanged for the United stock options. In the third quarter of 1997, the Company incurred approximately $89,152,000 in merger related costs associated with the United Merger, of which approximately $30,630,000 remained in accrued liabilities at December 31, 1997. Of this amount, $17,566,000 related to transaction costs, $26,198,000 for severance and other termination benefits, $21,629,000 for integration of operations, and $23,759,000 for estimated losses related to the disposition of a Pennsylvania landfill ordered by the United States Department of Justice in connection with the United Merger and the disposition of other duplicative facilities. The results of operations for United prior to consummation of the merger for the restated periods are as follows (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                SIX MONTHS ENDED    ------------------------
                                                 JUNE 30, 1997         1996          1995
                                                ----------------    ----------    ----------
                                                  (UNAUDITED)
Operating revenues............................      $216,619         $335,743      $228,377
Net income....................................        23,849           35,393        28,288

     The Company consummated 23 additional acquisitions accounted for as poolings of interests during 1997, pursuant to which Company issued approximately 7,500,000 shares of its common stock in exchange for all outstanding shares of acquired companies. Periods prior to consummation of the mergers were not restated to include the accounts and operations of the acquired companies as combined results are not materially different from the results as presented. In connection with these poolings of interests, the Company incurred

                            USA WASTE SERVICES, INC.

$1,996,000, $3,263,000, and $15,000,000 in merger related costs in the first, second, and third quarters of 1997, respectively.

  1996 Pooling of Interests Acquisitions

     On August 30, 1996, the Company consummated a merger with Sanifill, Inc. ("Sanifill") accounted for as a pooling of interests (the "Sanifill Merger") and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Sanifill for all periods presented. Under the terms of the Sanifill Merger, the Company issued 1.70 shares of its common stock for each share of Sanifill outstanding common stock. The Sanifill Merger increased the Company's outstanding shares of common stock by approximately 43,414,000 shares and the Company assumed Sanifill's options and warrants equivalent to approximately 4,361,000 underlying shares of Company common stock. In the third quarter of 1996, the Company incurred approximately $80,000,000 in merger related costs associated with the Sanifill Merger, of which approximately $24,280,000 remained in accrued liabilities at December 31, 1996. The $80,000,000 of merger costs includes $9,500,000 of transaction costs, $20,000,000 of relocation, severance, and other termination benefits, $13,000,000 of costs relating to integrating operations, and $37,500,000 of costs relating to the disposal of duplicate facilities. The results of operations for Sanifill prior to consummation of the merger for the restated periods are as follows (in thousands):

                                                      SIX MONTHS ENDED       YEAR ENDED
                                                       JUNE 30, 1996      DECEMBER 31, 1995
                                                      ----------------    -----------------
                                                        (UNAUDITED)
Operating revenues..................................      $181,406            $256,705
Net income..........................................        18,964              27,913

     On June 28, 1996, the Company consummated a merger with Salinas Disposal Service, Inc., Rural Dispos-All Service, Inc., and Madison Lane Properties, Inc. (collectively the "Salinas Companies") accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of the Salinas Companies for all periods presented. Under the terms of the merger agreement, approximately 786,000 shares of the Company's common stock were issued in exchange for all outstanding shares of the Salinas Companies' common stock. Related to this merger, the Company incurred $2,196,000 of merger costs in the second quarter of 1996. The results of operations for the Salinas Companies prior to consummation of the merger for the restated periods are as follows (in thousands):

                                                    THREE MONTHS ENDED       YEAR ENDED
                                                      MARCH 31, 1996      DECEMBER 31, 1995
                                                    ------------------    -----------------
                                                       (UNAUDITED)
Operating revenues................................        $4,060               $16,587
Net income (loss).................................           (61)                  842

     On May 15, 1996, the Company consummated a merger with Grand Central Sanitation, Inc. and related companies ("Grand Central") accounted for as a pooling of interests, pursuant to which the Company issued 2,067,605 shares of its common stock in exchange for all outstanding shares of Grand Central. Periods prior to 1996 were not restated as combined results are not materially different from results as presented. Related to this merger, the Company incurred $2,700,000 of merger costs in the second quarter of 1996.

     On May 7, 1996, the Company consummated a merger with Western Waste Industries ("Western") accounted for as a pooling of interests (the "Western Merger") and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Western for all periods presented. Under the terms of the Western Merger, the Company issued
1.50 shares of its common stock for each share of Western outstanding common stock. Prior to the Western Merger, the Company

                            USA WASTE SERVICES, INC.

owned approximately 4.1% of Western's outstanding shares (634,900 common shares), which were cancelled on the effective date of the Western Merger. The Western Merger increased the Company's outstanding shares of common stock by approximately 22,028,000 shares and the Company assumed options under Western's stock option plans equivalent to approximately 5,200,000 underlying Company shares of common stock. In the second quarter of 1996, the Company incurred approximately $35,000,000 in merger related costs associated with the Western Merger and approximately $4,800,000 in benefits related to Western's pre-merger retirement program. The $35,000,000 of merger costs include $6,800,000 of transaction costs, $15,000,000 of severance and other termination benefits, and $13,200,000 of costs related to integrating operations. The results of operations for Western prior to consummation of the merger for the restated periods are as follows (in thousands):

                                                    THREE MONTHS ENDED       YEAR ENDED
                                                      MARCH 31, 1996      DECEMBER 31, 1995
                                                    ------------------    -----------------
                                                       (UNAUDITED)
Operating revenues................................       $68,441              $273,901
Net income........................................         4,703                17,021

     The Company consummated eight additional acquisitions accounted for as poolings of interests during 1996, pursuant to which the Company issued approximately 2,839,000 shares of its common stock in exchange for all outstanding shares of the acquired companies. Periods prior to consummation of the mergers were not restated to include the accounts and operations of the acquired companies as combined results are not materially different from the results as presented.

  1995 Pooling of Interests Acquisitions

     On September 29, 1995, the Company consummated a merger with Carmel Marina Corporation, Neal Road Landfill Corporation, Jolan Road Landfill Corporation, Cal Sanitation Services, Inc., and Portable Site Services, Inc. (collectively the "Carmel Marina Companies") accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of the Carmel Marina Companies for all periods presented. Under the terms of the merger agreement, approximately 2,422,000 shares of the Company's common stock were issued in exchange for all outstanding shares of the Carmel Marina Companies' common stock. Related to this merger, the Company incurred $900,000 of merger costs in the third quarter of 1995.

     On June 30, 1995, the Company consummated a merger with Chambers Development Company, Inc. ("Chambers") accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Chambers for all periods presented. Under the terms of the merger agreement, approximately 27,800,000 shares of the Company's common stock were issued in exchange for all outstanding shares of Chambers common stock and Class A common stock. Related to this merger, the Company incurred $25,073,000 in merger costs in the second quarter of 1995, which includes $11,900,000 of transaction costs, $9,473,000 of severance and other termination benefits, and $3,700,000 of costs related to integrating operations.

     On May 31, 1995, the Company consummated a merger with Metropolitan Disposal and Recycling Corporation, Energy Reclamation, Inc., and EE Equipment, Inc. (collectively "MDC") accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of MDC for all periods presented. Under the terms of the merger agreement, approximately 1,900,000 shares of the Company's common stock were issued in exchange for all outstanding shares of MDC common stock. Related to this merger, the Company incurred $566,000 of merger costs in the second quarter of 1995.

                            USA WASTE SERVICES, INC.

     The Company consummated two additional acquisitions accounted for as poolings of interests, pursuant to which the Company issued approximately 2,588,000 shares of its common stock in exchange for all outstanding shares of the acquired companies. Periods prior to consummation of these mergers were not restated to include the accounts and operations of the acquired companies as combined results are not materially different from the results as presented.

  1997 and 1996 Purchase Acquisitions

     On March 12, 1997, the Company acquired substantially all of the Canadian solid waste subsidiaries of Allied Waste Industries Inc. for approximately $518,000,000 in cash. Those businesses represented 41 collection operations, seven landfills, and eight transfer stations in the provinces of Alberta, British Columbia, Manitoba, Ontario, Quebec, and Saskatchewan.

     On April 1, 1997, the Company acquired substantially all of the assets of Mid-American Waste Systems, Inc. for approximately $201,000,000, consisting primarily of cash and the assumption of a limited amount of debt. The assets acquired included 11 collection operations, 11 landfills, six transfer stations, and three recycling operations.

     On June 10, 1997, the Company acquired the majority of Waste Management, Inc.'s ("WMI") Canadian solid waste businesses for $124,000,000 in cash and 1,705,757 shares of the Company's common stock. The assets acquired included 13 collection operations, one landfill, and three transfer stations in the provinces of Alberta, British Columbia, Ontario, and Quebec.

     In addition to the above purchase acquisitions, the Company consummated several acquisitions that were accounted for under the purchase method of accounting. Results of operations of companies that were acquired and subject to purchase accounting are included from the dates of such acquisitions. The total cost of acquisitions accounted for under the purchase method was $2,280,775,000 in 1997, which includes approximately $97,000,000 for a 49% interest in a partnership formed for the purpose of acquiring shares of WMI (see Note 14), and $638,788,000 in 1996, respectively. The 49% partnership interest is included in other assets at December 31, 1997. The excess of the aggregate purchase price over the fair value of net assets acquired in 1997 and 1996 was approximately $942,175,000 and $351,797,000, respectively.

     The pro forma information set forth below assumes acquisitions in 1997 and 1996 accounted for as purchases had occurred at the beginning of 1996. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Operating revenues..........................................  $3,099,007     $2,972,979
Income before extraordinary item............................     301,746        141,408
Net income..................................................     295,453        141,408
Basic earnings per common share:
  Income before extraordinary item..........................        1.43           0.78
  Net income................................................        1.40           0.78
Diluted earnings per common share:
  Income before extraordinary item..........................        1.36           0.74
  Net income................................................        1.33           0.74

                            USA WASTE SERVICES, INC.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Disposal sites, including costs incurred for expansion
  projects in process of $64,971 and $68,075,
  respectively..............................................  $3,143,860    $1,695,628
Vehicles....................................................     687,087       404,839
Machinery and equipment.....................................     251,523       186,231
Containers..................................................     302,793       215,473
Buildings and improvements..................................     250,008       191,463
Furniture and fixtures......................................      46,031        40,979
Land........................................................     162,715       130,912
                                                              ----------    ----------
                                                               4,844,017     2,865,525
Less accumulated depreciation and amortization..............    (889,009)     (667,294)
                                                              ----------    ----------
                                                              $3,955,008    $2,198,231
                                                              ==========    ==========

     Depreciation and amortization expenses for property and equipment was $268,197,000, $162,949,000, and $118,785,000 for the years ended December 31,
1997, 1996, and 1995, respectively.

4. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Senior revolving credit facility............................  $  430,000    $  637,000
United credit facility......................................          --        31,450
6 1/2% Senior notes due 2002, net of unamortized discount of
  $2,229....................................................     347,771            --
7% Senior notes due 2004, net of unamortized discount of
  $2,455....................................................     297,545            --
7 1/8% Senior notes due 2007, net of unamortized discount of
  $2,919....................................................     297,081            --
7 1/8% Senior notes due 2017, net of unamortized discount of
  $1,533....................................................     148,467            --
Senior notes, maturing in varying annual installments
  through September 2005, interest ranging from 7.29% to
  8.44%.....................................................          --       182,500
4% Convertible subordinated notes due 2002..................     535,275            --
4 1/2% Convertible subordinated notes due 2001..............     149,500       150,000
5% Convertible subordinated debentures due 2006.............     115,000       115,000
Tax-exempt bonds, principal payable in periodic
  installments, maturing through 2021, fixed and variable
  interest rates ranging from 4.00% to 9.25% at December 31,
  1997......................................................     265,355       196,439
Other.......................................................     177,735       192,499
                                                              ----------    ----------
                                                               2,763,729     1,504,888
Less current maturities.....................................      39,286        34,606
                                                              ----------    ----------
                                                              $2,724,443    $1,470,282
                                                              ==========    ==========

     The aggregate estimated payments, including scheduled minimum maturities, of long-term obligations outstanding at December 31, 1997 for the five years ending December 31, 1998 through 2002 are: 1998 -- $39,286,000,
1999 -- $27,558,000, 2000 -- $22,174,000, 2001 -- $28,220,000, and
2002 -- $170,734,000.

                            USA WASTE SERVICES, INC.

     On February 7, 1997, the Company issued $535,275,000 of 4% convertible subordinated notes, due on February 1, 2002 ("Convertible Notes Offering"). Interest is payable semi-annually in February and August. The notes are convertible by the holders into shares of the Company's common stock at any time at a conversion price of $43.56 per share. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined. The notes are redeemable after February 1, 2000 at the option of the Company at 101.6% of the principal amount, declining to 100.8% of the principal amount on February 1, 2001 and thereafter until maturity at which time the notes will be redeemed at par, plus accrued interest. Deferred offering costs of approximately $14,000,000 were incurred and are being amortized ratably over the life of the notes. The proceeds were primarily used to repay debt under the Company's credit facility, to fund acquisitions, and for general corporate purposes.

     On February 7, 1997, concurrent with the Convertible Notes Offering, the Company completed a public offering of 11,500,000 shares of its common stock, priced at $35.125 per share. The net proceeds of approximately $387,438,000 were primarily used to repay debt under the Company's credit facility and for general corporate purposes.

     On March 3, 1997, prior to its becoming a wholly owned subsidiary of the Company, United completed a public offering in which it issued 3,450,000 shares of its common stock, priced at $36.50 per share (equivalent to 3,708,750 shares of the Company's common stock, priced at $33.95 per share). The net proceeds of approximately $119,000,000 were used to repay approximately $47,000,000 of debt under United's credit facility, to fund acquisitions, and for general corporate purposes.

     During August 1997 and September 1997, the Company prepaid the holders of both privately placed senior note issuances an aggregate amount of $182,500,000 with proceeds from its senior revolving credit facility. Interest on these privately placed senior notes ranged from 7.29% to 8.44%. In connection with this transaction, the Company was required to pay prepayment penalties of approximately $7,975,000, which was recorded as an extraordinary item in the third quarter of 1997.

     On September 12, 1997, the Company issued $300,000,000 of 7% senior notes due October 1, 2004, and $300,000,000 of 7 1/8% senior notes due October 1, 2007. The senior notes constitute senior and unsecured obligations of the Company, ranking equal in right of payment with all other senior and unsecured obligations of the Company, as defined. The senior notes are redeemable at the option of the Company at any time and from time to time at par of the principal amount of such notes, plus accrued interest. Deferred offering costs of approximately $4,125,000 were incurred and are being amortized ratably over the life of the senior notes. The proceeds were used to repay debt under the Company's senior revolving credit facility. In anticipation of this offering, the Company entered into interest rate locks on July 25, 1997, with various institutions as a hedging transaction to cover the future issuance of $600,000,000 of debt. The gain realized from this hedging transaction of approximately $5,632,000 is being amortized over the life of the related notes using the effective interest method and has the effect of reducing the all-inclusive interest rate to 6.90% on the 7% senior notes due October 1, 2004, and 7.06% on the 7 1/8% senior notes due October 1, 2007. Interest is payable semiannually on October 1 and April 1.

     On December 17, 1997, the Company issued $350,000,000 of 6 1/2% senior notes due December 15, 2002, and $150,000,000 of 7 1/8% senior notes due December 15, 2017. The senior notes constitute senior and unsecured obligations of the Company ranking equal in right of payment with all other senior and unsecured obligations of the Company, as defined. The 6 1/2% senior notes due December 15, 2002, are not redeemable. The $150,000,000 of 7 1/8% senior notes due December 15, 2017, are redeemable, in whole or in part, at the option of the Company at any time and from time to time at a redemption price equal to the Make-Whole Price, as defined. Deferred offering costs of approximately $3,713,000 were incurred and are being amortized ratably over the life of the senior notes. The proceeds were used to repay debt under the Company's senior revolving credit facility. In anticipation of this offering, the Company entered into interest rate locks on December 9, 1997, as a hedging transaction to cover the future issuance of $500,000,000 of debt. The amount

                            USA WASTE SERVICES, INC.

paid by the Company from this hedging transaction of approximately $6,845,000 is being amortized over the life of the related notes. The all inclusive interest rate is 6.67% on the 6 1/2% senior notes due December 15, 2002, and is 7.27% on the 7 1/8% senior notes due December 15, 2017. Interest is payable semi-annually on December 15 and June 15.

     On May 7, 1996, in connection with the Western Merger, the Company replaced its existing credit facility with a $750,000,000 senior revolving credit facility and retired amounts outstanding under Western's credit facility. The credit facility was used to refinance existing bank loans and letters of credit, to fund additional acquisitions, and for working capital. The credit facility was available for standby letters of credit, to fund additional acquisitions, and for the working capital. The credit facility was available for standby letters of credit of up to $300,000,000. Loans under the credit facility bore interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread initially set at 0.405% per annum). The credit facility required a facility fee not to exceed 0.375% per annum on the entire available credit facility (facility fee initially set at 0.22% per annum.)

     On August 30, 1996, in connection with the Sanifill Merger, the Company replaced the $750,000,000 senior revolving credit facility with a $1,200,000,000 senior revolving credit facility and retired amounts under Sanifill's senior revolving credit facility. The senior revolving credit facility was used to refinance existing bank loans and letters of credit and to fund additional acquisitions and working capital. The senior revolving credit facility was available for standby letters of credit of up to $400,000,000. Loans under the senior revolving credit facility bore interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.75% per annum (spread set at 0.30% per annum, or an applicable interest rate of 5.87% per annum at December 31, 1996). The senior revolving credit facility required a facility fee not to exceed 0.375% per annum on the entire available senior revolving credit facility (facility fee set at 0.15% per annum at December 31, 1996). The senior revolving credit facility contained financial covenants with respect to interest coverage and debt capitalization ratios. The senior revolving credit facility also contained limitations on dividends, additional indebtedness, liens, and asset sales. Principal reductions were not required during the five-year term of the senior revolving credit facility. On March 5, 1997, the senior revolving credit facility was replaced with a $1,600,000,000 senior revolving credit facility with the same general terms, covenants, and limitations, which was available for standby letters of credit of up to $500,000,000. On August 7, 1997, the $1,600,000,000 senior revolving credit facility was replaced with a $2,000,000,000 senior revolving credit facility with the same general terms, covenants, and limitations, which is available for $650,000,000 of standby letters of credit. At December 31, 1997, the Company had borrowed $430,000,000 and had issued letters of credit of $467,029,000 under its $2,000,000,000 senior revolving credit facility. The applicable interest rate and facility fee at December 31, 1997, was 6.1% and 0.1125% per annum, respectively.

     United's credit facility provided for a three year, $190,000,000 revolving credit facility due December 1999. Outstanding loans under the United credit facility bore interest at a rate per annum equal to the Eurodollar Rate (Reserve Adjusted) (as defined in the loan agreement providing for the United credit facility) applicable to each interest period plus 0.625% to 1.25% per annum or the Alternate Reference Rate (as defined) from time to time in effect. At December 31, 1996, the weighted average interest rate was 6.98%. The credit facility also allowed United to obtain up to $90,000,000 in letters of credit. The aggregate amount that United was permitted to borrow under its credit facility was reduced by the aggregate face amount of all outstanding letters of credit issued thereunder. United's credit facility required United to comply with covenants including the maintenance of certain financial ratios, limitations on additional indebtedness, limitations on capital expenditures, and a prohibition on United's payment of cash dividends on its common stock. In connection with the United Merger, the Company retired amounts outstanding under United's credit facility with proceeds from its senior revolving credit facility.

     On June 5, 1996, United issued $150,000,000 of 4 1/2% convertible subordinated notes, due June 1, 2001. Interest is payable semi-annually in June and December. The notes are convertible into shares of the

                            USA WASTE SERVICES, INC.

Company's common stock at a conversion price of $30.23 per share. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined. The notes are redeemable after June 1, 1999, at the option of the Company at 101.8% of the principle amount, declining annually to par on June 1, 2001, plus accrued interest. Deferred offering costs of approximately $5,287,000 were incurred and are being amortized ratably over the life of the notes. The proceeds were used to repay outstanding indebtedness of approximately $75,000,000 under United's credit facility, fund acquisitions and capital expenditures, and for general corporate purposes.

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

     On March 18, 1996, Sanifill called for redemption all of its $60,000,000 of 7 1/2% convertible subordinated debentures due June 1, 2006, at redemption price of 104.5% of their face amount plus accrued interest from December 1, 1995, to, and including, the redemption date of April 17, 1996. Alternatively, holders of these debentures were allowed to convert their debentures into common stock at any time prior to the close of business on April 10, 1996, at a conversion price equal to $28.82 per share (equivalent to $16.95 for the Company's common stock). Holders electing to convert received 34.7 shares of Sanifill's common stock (equivalent to 59 shares of the Company's common stock) for each $1,000 principal amount of debentures surrendered. The $60,000,000 of debentures were ultimately converted to approximately 3,570,000 shares of Company common stock. Deferred offering costs of approximately $1,700,000 were recorded as a reduction to additional paid-in-capital.

     The Company has guaranteed specific obligations of certain unconsolidated affiliates or businesses totaling approximately $58,749,000 and $25,000,000 at December 31, 1997 and 1996, respectively. The Company believes that these unconsolidated affiliates or businesses will be able to perform under their respective obligations and that no payments will be required and, due to the Company's ability to assume a senior debt position, no losses will be incurred under such guarantees.

     In August 1995, the Company entered into a three year interest rate swap agreement whereby the Company fixed a maximum interest rate on $125,000,000 of its senior revolving credit facility. The interest rate was a fixed annual rate of approximately 5.9% plus the applicable spread over the Eurodollar rate (not to exceed 1.75% per annum) as determined under the Company's senior revolving credit facility (6.2% at December 31, 1997 and 1996.)

     The Company has completed several tax-exempt bond issues totaling $265,355,000 and $196,439,000 at December 31, 1997 and 1996, respectively, with maturities ranging through 2021. Certain of the bonds are subject to annual sinking fund redemptions and proceeds of the issues are restricted to fund certain assets of the related projects. Certain of the bonds are supported by irrevocable letters of credit and bear interest at floating rates with rates reset weekly by a remarketing agent. An interest rate swap agreement with approximately two years remaining at December 31, 1997, has fixed the rate at 6.29% on $24,000,000 of these bonds.

     Other long-term debt at December 31, 1997 and 1996 consists primarily of miscellaneous notes payable and obligations under capital leases. Other long-term debt at December 31, 1996, also includes $83,475,000 paid in January 1997 through additional borrowings under the Company's senior revolving credit facility to the former owners of a landfill and collection operation acquired by the Company in December 1996.

                            USA WASTE SERVICES, INC.

     Chambers incurred nonrecurring interest expense of $10,994,000 in 1995, as a result of amendments to its credit facility and senior notes in November 1994. Chambers proratably accrued the extension fees, the expected refinancing premium, and other charges incurred upon consummation of its merger with the Company.

     Letters of credit and surety bonds have been provided by the Company supporting tax-exempt bonds, performance of landfill closure and post-closure requirements, insurance contracts, and other contracts. Total letters of credit and surety bonds outstanding at December 31, 1997, aggregated $567,729,000 and $75,271,000, respectively.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, restricted funds held by trustees, trade accounts receivable, trade accounts payable, and financial instruments included in notes and other receivables and other assets approximate their fair values principally because of the short-term maturities of these instruments.

     The fair values of the Company's debt maturing within one year and the credit facilities approximate the carrying values due to the nature of the instruments involved. The fair values of the Company's publicly held senior notes and convertible debt are as follows (in thousands):

                                                             DECEMBER 31,
                                           -------------------------------------------------
                                                    1997                      1996
                                           -----------------------   -----------------------
                                           BOOK VALUE   FAIR VALUE   BOOK VALUE   FAIR VALUE
                                           ----------   ----------   ----------   ----------
6 1/2% Senior notes due 2002.............   $347,771     $349,963     $     --     $     --
7% Senior notes due 2004.................    297,545      305,024           --           --
7 1/8% Senior notes due 2007.............    297,081      307,575           --           --
7 1/8% Senior notes due 2017.............    148,467      149,282           --           --
4% Convertible subordinated notes due
  2002...................................    535,275      592,148           --           --
4 1/2% Convertible subordinated notes due
  2001...................................    149,500      214,906      150,000      172,500
5% Convertible subordinated debentures
  due 2006...............................    115,000      170,631      115,000      142,025

     The fair value of the Company's $125,000,000 interest rate swap approximates the carrying value due to the instrument's relatively short remaining maturity and the differential between its fixed rate of 6.2% at December 31, 1997 and 1996, compared to the related senior revolving credit facility's variable rate of 5.86% and 5.87% at December 31, 1997 and 1996, respectively.

     The senior notes maturing in varying annual installments through September 2005, that were outstanding at December 31, 1996, have carrying values at the respective dates that are considered to approximate their respective fair values based on valuation techniques that consider cash flows discounted at current market rates.

     The fair values of the tax-exempt bonds approximate the carrying values as the interest rates on a majority of the bonds are reset weekly based on the credit quality of the letters of credit which collateralize the bonds.

     In the normal course of business, the Company has letters of credit, performance bonds, insurance policies, and other guarantees that are not reflected in the accompanying consolidated balance sheets. In the past, no significant claims have been made against these financial instruments. Management believes that the likelihood of the Company's performance under these financial instruments is minimal and expects no material losses to occur in connection with these financial instruments.

                            USA WASTE SERVICES, INC.

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

     In May 1996, the Company adopted the 1996 Stock Option Plan for Non-Employee Directors ("1996 Directors Plan") to offer its directors who are not officers, full-time employees, or consultants of the Company an annual grant of 10,000 options on each January 1 (subsequently amended to 12,500 options). In accordance with the 1996 Directors Plan, options to purchase up to 400,000 shares of the Company's common stock may be granted, with five year vesting periods, and expiration dates ten years from the date of grant. Options may be granted at an exercise price which equals fair market value of the common stock on the date of grant.

     Western maintained three stock option plans ("Western Plans"): the 1992 Stock Option Plan ("1992 Western Plan"), the Incentive Stock Option Plan, and the Non-Qualified Stock Option Plan, which allowed key employees and directors of Western the right to purchase shares of its common stock. Options granted under the 1992 Western Plan were designated as incentive or non-qualified in nature, at the discretion of the Compensation Committee of Western's Board of Directors, though only employees were eligible to receive incentive stock options. Western had reserved 2,000,000 shares of its common stock under each of the Western Plans. Options were granted under the Western Plans at an exercise price which equaled or exceeded the fair market value on the date of grant. Options were generally exercisable in installments beginning one year after the grant date. As a result of the Western Merger, all unexpired and unexercised options under the Western Plans converted to options to purchase shares of the Company's common stock, as adjusted, subject to the same terms and conditions as provided under the Western Plans. No additional options may be issued under these plans.

     Sanifill maintained an incentive compensation plan (the "Incentive Plan") which allowed for the ability to grant non-qualified options, restricted stock, deferred stock, incentive stock options, stock appreciation rights, and other long-term incentive awards. Under the Incentive Plan, stock options were typically granted at fair market value on the date of grant. The number of shares available for issuance under the Incentive Plan was limited to 14% of the number of outstanding shares of Sanifill's common stock at that time less shares outstanding under the Incentive Plan and the Company's previously utilized stock option plan (the "Stock Option Plan"). The Incentive Plan did not provide for the granting of options to non-employee directors. The Stock Option Plan provided for options of up to 382,500 of the authorized shares to be granted to non-employee directors. In May 1995, Sanifill granted 26,095 shares of restricted stock to certain key executives under the Incentive Plan, which were to vest at the end of eight years or upon the achievement of certain financial objectives, if sooner. During 1996, these financial objectives were met and all restricted shares were vested. Sanifill incurred compensation expense of $2,204,000 and $312,000 in 1996 and 1995, respectively, related to restricted stock. As a result of the Sanifill Merger, all unexpired and unexercised options under the plans converted to options to purchase shares of the Company's common stock, as adjusted, subject to the

                            USA WASTE SERVICES, INC.

same terms and conditions as provided under such plans. No additional options may be issued under these plans.

     United granted stock options pursuant to the 1992 Stock Option Plan, various similar plans, and the 1992 Disinterested Director Stock Option Plan. Under the 1992 Stock Option Plan, United was authorized to grant up to 5,900,000 incentive and non-statutory stock options. Under the 1992 Disinterested Director Stock Option Plan, a fixed number of non-statutory stock options were granted annually to members of United's Board of Directors. At the effective date of the United Merger, United stock options, whether or not such stock options had vested or had become exercisable, were cancelled in exchange for shares of the Company's common stock equal in market value to the fair value of such United stock options, as determined by an independent third party. No additional options may be issued under these plans.

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

     Stock options granted by the Company in 1997, 1996, and 1995 have ten year terms. Stock options granted by Chambers and Western became fully vested upon consummation of the related mergers. Stock options granted by Sanifill continue to vest under varying vesting periods ranging from immediate vesting to five years following the date of grant. As discussed above, at the effective date of the United Merger, United stock options, whether or not such stock options had vested or had become exercisable, were cancelled in exchange for shares of the Company's common stock equal in market value to the fair value of such United stock options, as determined by an independent third party. The Company has issued warrants expiring through 2002 for the purchase of shares of its common stock in connection with private placements of debt and equity securities, acquisitions of businesses, bank borrowings, reorganizations, and certain employment agreements. The following table summarizes common stock options and warrants transactions related to

                            USA WASTE SERVICES, INC.

employees or Company directors under all of the aforementioned plans for 1997, 1996, and 1995 (in thousands):

                                                           OPTIONS AND    WEIGHTED AVERAGE
                                                            WARRANTS       EXERCISE PRICE
                                                           -----------    ----------------
Outstanding at January 1, 1995...........................    15,328            $ 6.62
  Granted................................................     5,507             17.52
  Exercised..............................................    (1,731)             8.58
  Forfeited..............................................      (118)            29.62
                                                             ------
Outstanding at December 31, 1995.........................    18,986             11.18
  Granted................................................     8,068             24.71
  Exercised..............................................    (5,141)            10.05
  Forfeited..............................................       (63)            15.71
                                                             ------
Outstanding at December 31, 1996.........................    21,850             16.51
  Granted................................................     3,892             34.83
  Exercised..............................................    (6,741)            15.61
  Forfeited..............................................      (237)            21.97
                                                             ------
Outstanding at December 31, 1997.........................    18,764             20.98
                                                             ======
Exercisable at December 31, 1996.........................    10,669            $11.93
Exercisable at December 31, 1997.........................     8,417             13.69

     The common stock options and warrants outstanding at December 31, 1997, include 6,673,000 common stock options and warrants granted by Chambers, Western, Sanifill, and United, of which 5,517,000 are exercisable. The Company holds 23,485 shares of its common stock in treasury as of December 31, 1997, for future distribution upon exercise of options under the plans.

     The weighted average fair value of common stock options and warrants granted to employees or Company directors during 1997 and 1996 were $11.40 and $7.95, respectively. The fair value of each common stock option or warrant granted to employees or Company directors by the Company during 1997 and 1996 is estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%, risk-free interest rates which vary for each grant and range from 5.61% to 6.31%, expected life of four years for all grants, and stock price volatility ranging from 29.5% to 31% for all grants.

     Outstanding and exercisable stock options and warrants related to employees or Company directors at December 31, 1997, were as follows (in thousands):

                                               OUTSTANDING                               EXERCISABLE
                            -------------------------------------------------   ------------------------------
                            OPTIONS AND   WEIGHTED AVERAGE   WEIGHTED AVERAGE   OPTIONS AND   WEIGHTED AVERAGE
      EXERCISE PRICE         WARRANTS      EXERCISE PRICE     REMAINING TERM     WARRANTS      EXERCISE PRICE
      --------------        -----------   ----------------   ----------------   -----------   ----------------
$2.25 to $10.00...........     3,367           $ 6.90           3.6 years          3,308           $ 6.86
$10.01 to $20.00..........     5,316            14.24           6.9 years          3,137            13.66
$20.01 to $30.00..........     6,099            25.41           8.4 years          1,836            24.06
$30.01 to $59.10..........     3,982            35.09           9.5 years            136            40.25
                              ------                                               -----
$2.25 to $59.10...........    18,764            20.98           7.4 years          8,417            13.69
                              ======                                               =====

                            USA WASTE SERVICES, INC.

     The following table summarizes transactions involving common stock warrants related to nonemployees for 1997, 1996, and 1995 (in thousands):

                                                                        WEIGHTED AVERAGE
                                                            WARRANTS     EXERCISE PRICE
                                                            --------    ----------------
Outstanding at January 1, 1995............................     312           $ 9.33
  Granted.................................................     230            11.61
  Exercised...............................................    (415)            9.03
  Forfeited...............................................      --               --
                                                              ----
Outstanding at December 31, 1995..........................     127            10.65
  Granted.................................................     528            25.46
  Exercised...............................................     (81)            9.15
  Forfeited...............................................     (21)           10.50
                                                              ----
Outstanding at December 31, 1996..........................     553            19.52
  Granted.................................................     441            38.70
  Exercised...............................................    (136)           16.69
  Forfeited...............................................     (97)           13.50
                                                              ----
Outstanding at December 31, 1997..........................     761            31.91
                                                              ====
Exercisable at December 31, 1996..........................     222           $15.37
Exercisable at December 31, 1997..........................     320            16.84

     The weighted average fair value of common stock warrants granted to nonemployees during 1997 and 1996 were $12.54 and $10.37, respectively. The fair value of each common stock warrant granted to nonemployees by the Company during 1997 and 1996 is estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%, risk-free interest rates which vary for each grant and range from 5.06% to 7.67%, expected life of five years for all grants, and a stock price volatility of approximately 31% for all grants. No common stock warrants have been granted by United to nonemployees for purposes other than business combinations. Compensation expense related to common stock warrants granted to nonemployees in 1997 and 1996 was not material.

     If the Company applied the recognition provisions of SFAS No. 123, the Company's net income and earnings per common share for 1997, 1996, and 1995 would approximate the pro forma amounts shown below (in thousands, except per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------    -------    -------
SFAS No. 123 charge, net of income taxes.............  $ 18,059    $13,951    $ 3,192
Income before extraordinary item.....................   255,264     54,388     77,584
Net income...........................................   248,971     54,388     77,584
Basic earnings per common share:
  Income before extraordinary item...................      1.23       0.31       0.54
  Net income.........................................      1.20       0.31       0.54
Diluted earnings per common share:
  Income before extraordinary item...................      1.18       0.30       0.52
  Net income.........................................      1.15       0.30       0.52

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

                            USA WASTE SERVICES, INC.

8. EMPLOYEE BENEFIT PLAN

     Effective July 1, 1995, the Company established the USA Waste Services, Inc. Employee Savings Plan ("Savings Plan"), a qualified defined contribution retirement plan, covering employees (except those working subject to a collective bargaining agreement) 21 years of age or older who have completed one year of service or were actively employed on the Savings Plan's commencement date. The Savings Plan allows eligible employees to contribute up to the lesser of 15% of their annual compensation or the maximum permitted under IRS regulations to various investment funds. The Company matches 50% of the first 6% an employee contributes. Both employee and Company contributions vest immediately. In 1997, 1996, and 1995, the Company contributed approximately $5,335,000, $1,248,000, and $218,000, respectively, and incurred approximately $225,000, $148,000, and $25,000, respectively, in administrative fees.

9. INCOME TAXES

     The provision for income taxes on continuing operations consists of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------    -------    -------
Current:
  Domestic...........................................  $108,741    $52,063    $43,689
  Foreign............................................     8,357      5,375        407
                                                       --------    -------    -------
                                                        117,098     57,438     44,096
                                                       --------    -------    -------
Deferred:
  Domestic...........................................    44,510     13,399     16,730
  Foreign............................................    28,336       (439)      (513)
                                                       --------    -------    -------
                                                         72,846     12,960     16,217
                                                       --------    -------    -------
          Provision for income taxes.................  $189,944    $70,398    $60,313
                                                       ========    =======    =======

     The difference between income taxes at the federal statutory rate and the provision for income taxes on continuing operations for the years presented is as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------    -------    -------
Income taxes at federal statutory rate...............  $162,143    $48,558    $49,381
Nondeductible merger costs...........................     9,253     10,323      7,189
Nondeductible costs relating to acquired
  intangibles........................................    11,370      2,335      1,606
State and local income taxes, net of federal income
  tax benefit........................................     9,772      7,038      4,050
Foreign income taxes.................................       309      1,977        494
Federal tax credits..................................    (2,542)      (305)      (456)
Other................................................      (361)       472     (1,951)
                                                       --------    -------    -------
          Provision for income taxes.................  $189,944    $70,398    $60,313
                                                       ========    =======    =======

     Chambers' federal income tax returns for years 1988 through 1992 are currently under examination by the Internal Revenue Service ("IRS"). The Company has reached a tentative agreement with the IRS regarding the tax treatment of certain costs and expenses deducted for financial statement purposes in these open tax years. That agreement is subject to the approval of the Joint Committee on Taxation. Western's federal income tax returns for fiscal years 1991 through 1993 are currently under examination by the IRS. The IRS assessed additional tax for these years, which the Company is vigorously protesting, which neither alone

                            USA WASTE SERVICES, INC.

nor in aggregate would have a material effect on the Company's financial position, results of operations or cash flows when resolved. USA Waste's federal income tax returns for the years 1994 through 1996 are currently under examination by the IRS.

     The components of the net deferred tax assets (liabilities) are as follows (in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
Deferred tax assets:
  Net operating loss carryforwards..........................  $  93,490    $  87,496
  Closure, post-closure, and other reserves.................     47,127       46,452
  Self insurance............................................      3,274        5,042
  Asset impairments, losses from planned asset divestitures,
     and other..............................................     61,937       57,626
  Valuation allowance.......................................    (24,000)     (24,000)
                                                              ---------    ---------
          Deferred tax assets...............................    181,828      172,616
Deferred tax liabilities:
  Property, equipment, intangible assets, and other.........   (449,675)    (169,476)
                                                              ---------    ---------
          Net deferred tax assets (liabilities).............  $(267,847)   $   3,140
                                                              =========    =========

     At December 31, 1997, the Company had approximately $162,000,000 of federal net operating loss ("NOL") carryforwards, $217,000,000 of state NOL carryforwards, and $39,000,000 of foreign NOL carryforwards. Most of the federal NOL carryforwards, which were primarily a result of losses incurred by Chambers prior to the Company's merger with Chambers, will begin to expire in 2007. The use of the federal NOL carryforwards is subject to annual limitations of approximately $39,000,000 due to an ownership change within the meaning of Internal Revenue Code Section 382. The Company periodically evaluates the deferred tax assets and adjusts the related valuation allowance on the deferred tax assets to an amount which is more likely than not to be realized through future taxable income.

     The provision for domestic income taxes on undistributed earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested. The Company has no present intention of remitting undistributed earnings of foreign subsidiaries and therefore, no deferred tax liability has been established related to these earnings. If the reinvested earnings were to be remitted, the federal income taxes due under current tax law would not have a material effect on the Company's financial position, results of operations or cash flows.

10. DOMESTIC AND FOREIGN OPERATIONS

     The Company operates in one line of business: integrated nonhazardous solid waste management which encompasses the entire waste stream from collection to transfer station to landfill. The Company conducts its operations in various locations throughout the United States, Canada, and Puerto Rico. During 1997, the Company contributed the net book value of its Mexico operations to a non-public solid waste entity focusing on Mexico's solid waste market in exchange for a 37.5% interest in that entity. Accordingly, the Company is

                            USA WASTE SERVICES, INC.

accounting for this investment under the entity method of accounting. The following is a summary of the Company's operations by geographic area (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1997          1996          1995
                                                 ----------    ----------    ----------
Operating revenues:
  United States and Puerto Rico................  $2,265,526    $1,624,742    $1,210,827
  Canada.......................................     337,504        15,039            --
  Mexico.......................................      10,738         9,350         5,255
                                                 ----------    ----------    ----------
          Total operating revenues.............  $2,613,768    $1,649,131    $1,216,082
                                                 ==========    ==========    ==========
Income from operations:
  United States and Puerto Rico................  $  429,526    $  182,265    $  201,297
  Canada.......................................     116,227         5,908            --
  Mexico.......................................         (72)       (2,014)       (2,168)
                                                 ----------    ----------    ----------
          Total income from operations.........  $  545,681    $  186,159    $  199,129
                                                 ==========    ==========    ==========
Identifiable assets at end of year:
  United States and Puerto Rico................  $5,352,254    $3,481,060    $2,432,397
  Canada.......................................   1,270,591       125,104            --
  Mexico.......................................          --        25,383        22,705
                                                 ----------    ----------    ----------
          Total identifiable assets at end of
            year...............................  $6,622,845    $3,631,547    $2,455,102
                                                 ==========    ==========    ==========

11. UNUSUAL ITEMS

     A summary of unusual items is as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
Provision for asset impairments, abandoned projects,
  and estimated losses related to the disposition of
  non-core business assets............................  $24,720    $35,848    $    --
Provisions for losses on contractual commitments......       --     23,128      1,313
Financing and professional fees.......................       --         --        610
Corporate and regional restructurings.................       --         --      2,810
Western retirement benefits...........................       --      4,824         --
                                                        -------    -------    -------
          Total unusual items.........................  $24,720    $63,800    $ 4,733
                                                        =======    =======    =======

     In the third quarter of 1997, the Company charged to expense unusual items of $10,400,000 related to estimated losses for the closure of two transfer stations in Minnesota, $8,400,000 related to estimated losses for the closure and abandonment of two landfills in Massachusetts, and $5,920,000 related to reserves for various terminated projects.

     In the second quarter of 1996, unusual items include approximately $4,824,000 of retirement benefits associated with Western's pre-merger retirement plan and approximately $8,128,000 of estimated future losses related to municipal solid waste contracts in California as a result of the continuing decline in prices of recyclable materials. In the third quarter of 1996, the Company also recognized approximately $50,848,000 of unusual items, which included $28,900,000 of estimated losses related to the disposition of certain non-core business assets, $15,000,000 of project reserves related to certain Mexico operations, and $6,948,000 of reserves for various other terminated projects.

                            USA WASTE SERVICES, INC.

12. COMMITMENTS AND CONTINGENCIES

     Operating leases -- The Company has entered into certain noncancelable operating leases for vehicles, equipment, offices, and other facilities which expire through 2017, certain of which contain renewal options. Lease expense aggregated $29,476,000, $21,260,000, and $15,954,000, during 1997, 1996, and
1995, respectively. Future minimum lease payments under operating leases in effect at December 31, 1997 are 1998 -- $10,990,000; 1999 -- $8,758,000;
2000 -- $7,223,000; 2001 -- $5,878,000; 2002 -- $5,290,000; and thereafter
$21,314,000.

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

     Litigation -- As of December 31, 1997, the Company or its subsidiaries has been notified that they are potentially responsible parties ("PRPs") in connection with six locations listed on the Superfund National Priorities List ("NPL"). None of the six NPL sites at which claims have been made against the Company are owned by the Company, and they are at different procedural stages under Superfund. At four of the NPL sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy. At the others, where investigations have not been completed, remedies not selected or responsible parties have been unable to reach agreement, the Company's liability is less certain. While the Company, based on its status reviews of its PRP claims, does not currently anticipate that the amount of such liabilities will have a material adverse effect on the Company's operations, financial condition or cash flows, the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time.

     The Company has been advised by the U.S. Department of Justice that United is a target of a federal investigation relating to alleged violations of the Clean Water Act at the Laurel Ridge Landfill in Kentucky. The investigation relates to a period prior to the Company's acquisition of United. The Company is not a target of the investigation and has pledged its full cooperation to the government.

     The Company and certain of its subsidiaries are parties to various other litigation matters arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows. In the normal course of its business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings and investigations involving federal, state, or local agencies. To date, the Company has not been required to pay any material fine or judgment for violation of an environmental law. From time to time, the Company also may be subjected to actions brought by citizen's groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. The Company is also subject from time to time to claims for personal injury or property damage arising out of accidents involving its vehicles.

     Insurance -- The Company carries a broad range of insurance coverages, which management considers prudent for the protection of the Company's assets and operations. Some of these coverages are subject to varying retentions of risk by the Company. The casualty coverages currently include $2,000,000 primary

                            USA WASTE SERVICES, INC.

commercial general liability and $1,000,000 primary automobile liability supported by $200,000,000 in umbrella insurance protection. The property policy provides insurance coverage for all of the Company's real and personal property, including California earthquake perils. The Company also carries $200,000,000 in aircraft liability protection.

     The Company maintains workers' compensation insurance in accordance with laws of the various states and countries in which it has employees. The Company also currently has an environmental impairment liability ("EIL") insurance policy for certain of its landfills, transfer stations, and recycling facilities that provides coverage for property damages and/or bodily injuries to third parties caused by off-site pollution emanating from such landfills, transfer stations, or recycling facilities. This policy provides $5,000,000 of coverage per loss with a $10,000,000 aggregate limit.

     To date, the Company has not experienced any difficulty in obtaining insurance. However, if the Company in the future is unable to obtain adequate insurance, or decides to operate without insurance, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company's financial condition, results of operations or cash flows. Additionally, continued availability of casualty and EIL insurance with sufficient limits at acceptable terms is an important aspect of obtaining revenue-producing waste service contracts.

13. SELECTED QUARTERLY FINANCIAL DATA, UNAUDITED

     The following table summarizes the unaudited consolidated quarterly results of operations for 1997 and 1996 (in thousands, except per share amounts):

                                           FIRST       SECOND      THIRD       FOURTH
                                          QUARTER     QUARTER     QUARTER     QUARTER
                                          --------    --------    --------    --------
Operating revenues:
  1997..................................  $460,484    $656,225    $761,751    $735,308
                                          ========    ========    ========    ========
  1996..................................  $352,105    $410,000    $442,801    $444,225
                                          ========    ========    ========    ========
Income (loss) from operations:
  1997..................................  $107,315    $165,679    $ 74,355    $198,332
                                          ========    ========    ========    ========
  1996..................................  $ 66,880    $ 40,047    $(27,298)   $106,530
                                          ========    ========    ========    ========
Income (loss) before income taxes and
  extraordinary item:
  1997..................................  $ 96,916    $146,243    $ 48,658    $171,450
                                          ========    ========    ========    ========
  1996..................................  $ 55,529    $ 25,507    $(38,701)   $ 96,402
                                          ========    ========    ========    ========
Net income (loss):
  1997..................................  $ 57,962    $ 87,296    $ 18,902    $102,870
                                          ========    ========    ========    ========
  1996..................................  $ 33,430    $  5,021    $(27,471)   $ 57,359
                                          ========    ========    ========    ========
Basic earnings (loss) per common share:
  1997..................................  $   0.30    $   0.43    $   0.09    $   0.47
                                          ========    ========    ========    ========
  1996..................................  $   0.20    $   0.03    $  (0.16)   $   0.32
                                          ========    ========    ========    ========
Diluted earnings (loss) per common
  share:
  1997..................................  $   0.29    $   0.40    $   0.09    $   0.45
                                          ========    ========    ========    ========
  1996..................................  $   0.19    $   0.03    $  (0.16)   $   0.30
                                          ========    ========    ========    ========

                            USA WASTE SERVICES, INC.

     Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

     Amounts presented for 1997 and 1996 are restated for the pooling of interests transactions with United, Sanifill, and Western as discussed in Note 2, and are different from amounts originally reported. The results of operations for 1997 and 1996 include certain nonrecurring charges for merger costs, unusual items, and nonrecurring interest, as disclosed elsewhere herein. Nonrecurring items charged to expense in the first, second, and third quarters of 1997 were $1,996,000, $3,263,000, and $128,872,000, respectively. In 1996, nonrecurring charges were $53,248,000, $135,599,000, and $1,579,000 in the second, third, and fourth quarters, respectively.

14. SUBSEQUENT EVENTS

     On January 14, 1998, the Company acquired the solid waste divisions of City Management Holdings Trust ("City Management") for approximately $735,000,000 consisting primarily of cash and a limited amount of debt assumed. The businesses acquired include 20 collection operations, ten landfills, and 12 transfer stations primarily in the state of Michigan. This acquisition was accounted for under the purchase method of accounting.

     The unaudited pro forma information set forth below assumes acquisitions in 1996, 1997, and through February 1, 1998, accounted for as purchases had occurred at the beginning of 1996. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Operating revenues..........................................  $3,394,513     $3,268,485
Income before extraordinary item............................     315,307        154,969
Net income..................................................     309,014        154,969
Basic earnings per common share:
  Income before extraordinary item..........................        1.49           0.85
  Net income................................................        1.46           0.85
Diluted earnings per common share:
  Income before extraordinary item..........................        1.41           0.81
  Net income................................................        1.39           0.81

     On January 27, 1998, the Company announced that it had entered into a definitive agreement to acquire TransAmerican Waste Industries, Inc. ("TransAmerican") for approximately 2,000,000 shares of the Company's common stock, subject to certain adjustments, and approximately $43,000,000 in assumption of debt. This acquisition, which is subject to regulatory approval and approval of TransAmerican shareholders, is expected to close during the first half of 1998 and is anticipated to be accounted for as a pooling of interests. The businesses to be acquired include five collection operations, nine landfills, and two transfer stations located throughout the southern region of the United States.

     The Company entered into a definitive agreement on February 6, 1998, with American Waste Systems, Inc. ("American"), to acquire American's solid waste businesses for approximately $150,000,000 in cash. This transaction, which is subject to regulatory approval and approval of American's shareholders, is also

                            USA WASTE SERVICES, INC.

expected to close in the first half of 1998. The businesses to be acquired include three landfills and one collection operation located in Ohio.

     On March 10, 1998, the Company entered into a definitive agreement and plan of merger pursuant to which a subsidiary of the Company will be merged with and into WMI and WMI will become a wholly owned subsidiary of the Company. As of the effective time of the merger, each outstanding share of WMI, other than shares held in WMI's treasury or owned by WMI, the Company, or any wholly owned subsidiary of either of them, will be converted into the right to receive 0.725 shares of the Company. This transaction, which is expected to close during 1998, is subject to regulatory approval and approval of the stockholders of the Company and WMI. It is anticipated that the Company will issue approximately 345,000,000 shares of its common stock related to this transaction and that this merger will be accounted for as a pooling of interests.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "1998 Proxy Statement"), and is incorporated herein by reference. Information concerning the executive officers of the Company is set forth above under "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is set forth under the caption "Election of Directors -- Executive Compensation" in the 1998 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is set forth under the caption "Election of Directors -- Beneficial Ownership of USA Waste Common Stock" in the 1998 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is set forth under the caption "Election of Directors -- Certain Relationships and Related Transactions" in the 1998 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) Consolidated Financial Statements:

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

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

  (a)(3) Exhibits:

      EXHIBIT NO.*                               DESCRIPTION
      ------------                               -----------
           2.1           -- Amended and Restated Agreement and Plan of Merger, dated as of November 28, 1994, by and among the Registrant,
                            Chambers Acquisition Corporation and Chambers Development
                            Company, Inc. [Incorporated by reference to Appendix A in
                            the Registrant's Registration Statement on Form S-4, File
                            No. 33-59259].
           2.2           -- Agreement and Plan of Merger, dated as of December 18,
                            1995, by and among the Registrant, Riviera Acquisition
                            Corporation and Western Waste Industries [Incorporated by
                            reference to Appendix A in the Registrant's Registration
                            Statement on Form S-4, File No. 333-02181].
           2.3           -- Agreement and Plan of Merger, dated as of June 22, 1996, by and among the Registrant, Quatro Acquisition Corp. and
                            Sanifill, Inc. [Incorporated by reference to Annex A in
                            the Registrant's Registration Statement on Form S-4, File
                            No. 333-08161].
           2.4           -- Amendment No. 1, dated as of July 18, 1996, to Agreement and Plan of Merger by and among the Registrant, Quatro
                            Acquisition Corp. and Sanifill, Inc. [Incorporated by
                            reference to Annex A in the Registrant's Registration
                            Statement on Form S-4, File No. 333-08161].
           2.5           -- Agreement and Plan of Merger, dated as of April 13, 1997, by and among the Registrant, Riviera Acquisition
                            Corporation and United Waste Systems, Inc. [Incorporated
                            by reference to Appendix A in the Registrant's
                            Registration Statement on Form S-4, File No. 333-31979].
           2.6           -- Agreement and Plan of Merger, dated March 10, 1998, by
                            and among the Registrant, Dome Merger Subsidiary, Inc.
                            and Waste Management, Inc. [Incorporated by reference to
                            Exhibit 99.1 of the Registrant's Current Report on Form
                            8-K dated March 10, 1998].
           3.1           -- Restated Certificate of Incorporation, as amended
                            [Incorporated by reference to Exhibit 3(b) of the
                            Registrant's Quarterly Report, as amended, on Form 10-Q
                            for the three months ended September 30, 1997].

      EXHIBIT NO.*                               DESCRIPTION
      ------------                               -----------
           3.2           -- Bylaws [Incorporated by reference to Exhibit 3.2 to the
                            Post-Effective Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-4, File No. 33-60103].
           4.1           -- Specimen Stock Certificate [Incorporated by reference to
                            Exhibit 4.3 of the Registrant's Registration Statement on
                            Form S-3, File No. 33-76224].
           4.2           -- Supplemental Indenture, dated as of September 3, 1996,
                            among the Registrant, Sanifill, Inc., and Texas Commerce
                            Bank National Association relating to Sanifill, Inc.'s 5%
                            Convertible Subordinated Debentures Due March 1, 2006
                            [Incorporated by reference to Exhibit 10.3 of the
                            Registrant's Current Report on Form 8-K dated September
                            3, 1996].
           4.3           -- Indenture for Subordinated Debt Securities dated February
                            3, 1997, among the Registrant and Texas Commerce Bank
                            National Association, as trustee [Incorporated by
                            reference to Exhibit 4.1 of the Registrant's Current
                            Report on Form 8-K dated February 7, 1997].
           4.4           -- Supplemental Indenture, dated as of August 26, 1997,
                            among the Registrant, United Waste Systems, Inc. and
                            Bankers Trust Company relating to United Waste Systems,
                            Inc.'s 4 1/2% Convertible Subordinated Notes due June 1,
                            2001 [Incorporated by reference to Exhibit 10.2 of the
                            Registrant's Current Report on Form 8-K dated August 26,
                            1997].
           4.5           -- Indenture for Senior Debt Securities dated September 10,
                            1997, among the Registrant and Texas Commerce Bank
                            National Association, as trustee [Incorporated by
                            reference to Exhibit 4.1 of the Registrant's Current
                            Report on Form 8-K dated September 10, 1997].
          10.1           -- 1990 Stock Option Plan [Incorporated by reference to
                            Exhibit 10.1 of the Registrant's Annual report on Form
                            10-K for the year ended December 31, 1990].
          10.2           -- 1993 Stock Incentive Plan, as amended and restated.
          10.3           -- 1996 Stock Option Plan for Non-Employee Directors
                            [Incorporated by reference to Exhibit 99.1 of the
                            Registrant's Registration Statement on Form S-8, File No.
                            333-14115].
          10.4           -- Envirofil, Inc. 1993 Stock Incentive Plan [Incorporated
                            by reference to Exhibit 10.3 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994].
          10.5           -- Western Waste Industries Amended and Restated 1983 Stock
                            Option Plan [Incorporated by reference to Exhibit 99.1 of
                            the Registrant's Registration Statement on Form S-8, File
                            No. 333-02181].
          10.6           -- Western Waste Industries 1983 Non-Qualified Stock Option
                            Plan [Incorporated by reference to Exhibit 99.2 of the
                            Registrant's Registration Statement on Form S-8, File No.
                            333-02181].
          10.7           -- Western Waste Industries 1992 Option Plan [Incorporated
                            by reference to Exhibit 99.3 of the Registrant's
                            Registration Statement on Form S-8, File No. 333-02181].
          10.8           -- Sanifill, Inc. 1994 Long-Term Incentive Plan
                            [Incorporated by reference to Exhibit 99.1 of the
                            Registrant's Registration Statement on Form S-8, File No.
                            333-08161].
          10.9           -- Sanifill, Inc. 1989 Stock Option Plan [Incorporated by
                            reference to Exhibit 99.2 of the Registrant's
                            Registration Statement on Form S-8, File No. 333-08161].
          10.10          -- 1997 Employee Stock Purchase Plan.
          10.11          -- 401(k) Restoration Plan.

      EXHIBIT NO.*                               DESCRIPTION
      ------------                               -----------
          10.12          -- Amended and Restated Revolving Credit Agreement dated as of August 7, 1997, among the Registrant, Bank of America
                            National Trust and Savings Association, Morgan Guaranty
                            Trust Company of New York and other financial
                            institutions [Incorporated by reference to Exhibit 10.1
                            of the Registrant's Current Report on Form 8-K dated
                            August 26, 1997].
          10.13          -- Employment Agreement dated as of June 1, 1997 between the
                            Registrant and John E. Drury.
          10.14          -- Amendment dated as of December 1, 1997 to Employment
                            Agreement between the Registrant and John E. Drury.
          10.15          -- Employment Agreement dated as of June 1, 1997 between the
                            Registrant and Rodney R. Proto.
          10.16          -- Amendment dated as of December 1, 1997 to Employment
                            Agreement between the Registrant and Rodney R. Proto.
          10.17          -- Employment Agreement dated as of June 1, 1997 between the
                            Registrant and Earl E. DeFrates.
          10.18          -- Amendment dated as of December 1, 1997 to Employment
                            Agreement between the Registrant and Earl E. DeFrates.
          10.19          -- Employment Agreement dated as of June 1, 1997 between the
                            Registrant and Susan J. Piller.
          10.20          -- Amendment dated as of December 1, 1997 to Employment
                            Agreement between the Registrant and Susan J. Piller.
          10.21          -- Employment Agreement dated as of October 7, 1997 between the Registrant and William A. Rothrock.
          10.22          -- Amendment dated as of December 12, 1997 to Employment
                            Agreement between the Registrant and William A. Rothrock.
          10.23          -- Employment Agreement dated as of June 1, 1997 between the
                            Registrant and Gregory T. Sangalis.
          10.24          -- Amendment dated as of December 1, 1997 to Employment
                            Agreement between the Registrant and Gregory T. Sangalis.
          10.25          -- Employment Agreement dated as of August 26, 1997 between the Registrant and Ronald H. Jones.
          10.26          -- Employment Agreement dated as of June 1, 1997 between the
                            Registrant and Bruce E. Snyder.
          10.27          -- Amendment dated as of December 1, 1997 to Employment
                            Agreement between the Registrant and Bruce E. Snyder.
          10.28          -- Employment Agreement dated as of June 1, 1997 among the
                            Registrant, Canadian Waste Services, Inc. and David
                            Sutherland-Yoest.
          10.29          -- Consulting and Non-compete Agreement dated June 25, 1995, between the Registrant and John G. Rangos, Sr.
                            [Incorporated by reference to Exhibit 10.22 to the
                            Registrant's Quarterly Report on Form 10-Q/A for the
                            period ended June 30, 1995].
          10.30          -- Employment Agreement dated June 25, 1995, between the
                            Registrant and Alexander W. Rangos [Incorporated by
                            reference to Exhibit 10.22 to the Registrant's Quarterly
                            Report on Form 10-Q/A for the period ended June 30,
                            1995].
          10.31          -- Letter Agreement dated November 10, 1997, between the
                            Registrant and Kosti Shirvanian.

      EXHIBIT NO.*                               DESCRIPTION
      ------------                               -----------
          12.1           -- Computation of Ratio of Earnings to Fixed Charges.
          21.1           -- Subsidiaries of the Registrant.
          23.1           -- Consent of Coopers & Lybrand L.L.P.
          27.1           -- Financial Data Schedule.
          27.2           -- Restated Financial Data Schedule.
          27.3           -- Restated Financial Data Schedule.
          27.4           -- Restated Financial Data Schedule.

---------------

* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.

  (b) Reports on Form 8-K:

     During the last quarter of the period covered by this report, the Company filed a Current Report on Form 8-K dated November 12, 1997 to report the supplemental financial statements of USA Waste Services, Inc. to reflect its acquisition of United Waste Systems, Inc., which was accounted for as a pooling of interests. The financial statements filed included: (i) The supplemental consolidated balance sheets as of December 31, 1996 and 1995, and the related supplemental consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996;
(ii) The supplemental interim condensed consolidated balance sheets as of June 30, 1997 and December 31, 1996, the related supplemental interim condensed consolidated statements of operations for the six months ended June 30, 1997 and 1996, the related supplemental interim condensed consolidated statement of stockholders' equity for the six months ended June 30, 1997, and the related supplemental interim condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            USA WASTE SERVICES, INC.

                                            By:     /s/ JOHN E. DRURY

                                            ------------------------------------
                                                       John E. Drury,
                                                  Chief Executive Officer

                                            Date: March 30, 1998

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

                      SIGNATURE                                       TITLE                    DATE
                      ---------                                       -----                    ----

                  /s/ JOHN E. DRURY                      Chairman of the Board and Chief  March 30, 1998
-----------------------------------------------------      Executive Officer (Principal
                    John E. Drury                          Executive Officer)

                 /s/ RODNEY R. PROTO                     President, Chief Operating       March 30, 1998
-----------------------------------------------------      Officer and Director
                   Rodney R. Proto

                /s/ EARL E. DEFRATES                     Executive Vice President and     March 30, 1998
-----------------------------------------------------      Chief Financial Officer
                  Earl E. DeFrates                         (Principal Financial Officer)

                 /s/ BRUCE E. SNYDER                     Vice President and Chief         March 30, 1998
-----------------------------------------------------      Accounting Officer (Principal
                   Bruce E. Snyder                         Accounting Officer)

                  /s/ RALPH F. COX                       Director                         March 30, 1998
-----------------------------------------------------
                    Ralph F. Cox

               /s/ RICHARD J. HECKMANN                   Director                         March 30, 1998
-----------------------------------------------------
                 Richard J. Heckmann

                /s/ RICHARD D. KINDER                    Director                         March 30, 1998
-----------------------------------------------------
                  Richard D. Kinder

                 /s/ LARRY J. MARTIN                     Director                         March 30, 1998
-----------------------------------------------------
                   Larry J. Martin

               /s/ WILLIAM E. MOFFETT                    Director                         March 30, 1998
-----------------------------------------------------
                 William E. Moffett

               /s/ ALEXANDER W. RANGOS                   Director                         March 30, 1998
-----------------------------------------------------
                 Alexander W. Rangos

               /s/ JOHN G. RANGOS, SR.                   Director                         March 30, 1998
-----------------------------------------------------
                 John G. Rangos, Sr.

                /s/ KOSTI SHIRVANIAN                     Director                         March 30, 1998
-----------------------------------------------------
                  Kosti Shirvanian

             /s/ DAVID SUTHERLAND-YOEST                  Director                         March 30, 1998
-----------------------------------------------------
               David Sutherland-Yoest

                 /s/ JEROME B. YORK                      Director                         March 30, 1998
-----------------------------------------------------
                   Jerome B. York

                               INDEX TO EXHIBITS

      EXHIBIT NO.*                               DESCRIPTION
      ------------                               -----------
          2.1            -- Amended and Restated Agreement and Plan of Merger, dated as of November 28, 1994, by and among the Registrant,
                            Chambers Acquisition Corporation and Chambers Development
                            Company, Inc. [Incorporated by reference to Appendix A in
                            the Registrant's Registration Statement on Form S-4, File
                            No. 33-59259].
          2.2            -- Agreement and Plan of Merger, dated as of December 18,
                            1995, by and among the Registrant, Riviera Acquisition
                            Corporation and Western Waste Industries [Incorporated by
                            reference to Appendix A in the Registrant's Registration
                            Statement on Form S-4, File No. 333-02181].
          2.3            -- Agreement and Plan of Merger, dated as of June 22, 1996, by and among the Registrant, Quatro Acquisition Corp. and
                            Sanifill, Inc. [Incorporated by reference to Annex A in
                            the Registrant's Registration Statement on Form S-4, File
                            No. 333-08161].
          2.4            -- Amendment No. 1, dated as of July 18, 1996, to Agreement and Plan of Merger by and among the Registrant, Quatro
                            Acquisition Corp. and Sanifill, Inc. [Incorporated by
                            reference to Annex A in the Registrant's Registration
                            Statement on Form S-4, File No. 333-08161].
          2.5            -- Agreement and Plan of Merger, dated as of April 13, 1997, by and among the Registrant, Riviera Acquisition
                            Corporation and United Waste Systems, Inc. [Incorporated
                            by reference to Appendix A in the Registrant's
                            Registration Statement on Form S-4, File No. 333-31979].
          2.6            -- Agreement and Plan of Merger, dated March 10, 1998, by
                            and among the Registrant, Dome Merger Subsidiary, Inc.
                            and Waste Management, Inc. [Incorporated by reference to
                            Exhibit 99.1 of the Registrant's Current Report on Form
                            8-K dated March 10, 1998].
          3.1            -- Restated Certificate of Incorporation, as amended
                            [Incorporated by reference to Exhibit 3(b) of the
                            Registrant's Quarterly Report, as amended, on Form 10-Q
                            for the three months ended September 30, 1997].
          3.2            -- Bylaws [Incorporated by reference to Exhibit 3.2 to the
                            Post-Effective Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-4, File No. 33-60103].
          4.1            -- Specimen Stock Certificate [Incorporated by reference to
                            Exhibit 4.3 of the Registrant's Registration Statement on
                            Form S-3, File No. 33-76224].
          4.2            -- Supplemental Indenture, dated as of September 3, 1996,
                            among the Registrant, Sanifill, Inc., and Texas Commerce
                            Bank National Association relating to Sanifill, Inc.'s 5%
                            Convertible Subordinated Debentures Due March 1, 2006
                            [Incorporated by reference to Exhibit 10.3 of the
                            Registrant's Current Report on Form 8-K dated September
                            3, 1996].
          4.3            -- Indenture for Subordinated Debt Securities dated February
                            3, 1997, among the Registrant and Texas Commerce Bank
                            National Association, as trustee [Incorporated by
                            reference to Exhibit 4.1 of the Registrant's Current
                            Report on Form 8-K dated February 7, 1997].
          4.4            -- Supplemental Indenture, dated as of August 26, 1997,
                            among the Registrant, United Waste Systems, Inc. and
                            Bankers Trust Company relating to United Waste Systems,
                            Inc.'s 4 1/2% Convertible Subordinated Notes due June 1,
                            2001 [Incorporated by reference to Exhibit 10.2 of the
                            Registrant's Current Report on Form 8-K dated August 26,
                            1997].

      EXHIBIT NO.*                               DESCRIPTION
      ------------                               -----------
          4.5            -- Indenture for Senior Debt Securities dated September 10,
                            1997, among the Registrant and Texas Commerce Bank
                            National Association, as trustee [Incorporated by
                            reference to Exhibit 4.1 of the Registrant's Current
                            Report on Form 8-K dated September 10, 1997].
         10.1            -- 1990 Stock Option Plan [Incorporated by reference to
                            Exhibit 10.1 of the Registrant's Annual report on Form
                            10-K for the year ended December 31, 1990].
         10.2            -- 1993 Stock Incentive Plan, as amended and restated.
         10.3            -- 1996 Stock Option Plan for Non-Employee Directors
                            [Incorporated by reference to Exhibit 99.1 of the
                            Registrant's Registration Statement on Form S-8, File No.
                            333-14115].
         10.4            -- Envirofil, Inc. 1993 Stock Incentive Plan [Incorporated
                            by reference to Exhibit 10.3 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994].
         10.5            -- Western Waste Industries Amended and Restated 1983 Stock
                            Option Plan [Incorporated by reference to Exhibit 99.1 of
                            the Registrant's Registration Statement on Form S-8, File
                            No. 333-02181].
         10.6            -- Western Waste Industries 1983 Non-Qualified Stock Option
                            Plan [Incorporated by reference to Exhibit 99.2 of the
                            Registrant's Registration Statement on Form S-8, File No.
                            333-02181].
         10.7            -- Western Waste Industries 1992 Option Plan [Incorporated
                            by reference to Exhibit 99.3 of the Registrant's
                            Registration Statement on Form S-8, File No. 333-02181].
         10.8            -- Sanifill, Inc. 1994 Long-Term Incentive Plan
                            [Incorporated by reference to Exhibit 99.1 of the
                            Registrant's Registration Statement on Form S-8, File No.
                            333-08161].
         10.9            -- Sanifill, Inc. 1989 Stock Option Plan [Incorporated by
                            reference to Exhibit 99.2 of the Registrant's
                            Registration Statement on Form S-8, File No. 333-08161].
         10.10           -- 1997 Employee Stock Purchase Plan.
         10.11           -- 401(k) Restoration Plan.
         10.12           -- Amended and Restated Revolving Credit Agreement dated as of August 7, 1997, among the Registrant, Bank of America
                            National Trust and Savings Association, Morgan Guaranty
                            Trust Company of New York and other financial
                            institutions [Incorporated by reference to Exhibit 10.1
                            of the Registrant's Current Report on Form 8-K dated
                            August 26, 1997].
         10.13           -- Employment Agreement dated as of June 1, 1997 between the
                            Registrant and John E. Drury.
         10.14           -- Amendment dated as of December 1, 1997 to Employment
                            Agreement between the Registrant and John E. Drury.
         10.15           -- Employment Agreement dated as of June 1, 1997 between the
                            Registrant and Rodney R. Proto.
         10.16           -- Amendment dated as of December 1, 1997 to Employment
                            Agreement between the Registrant and Rodney R. Proto.
         10.17           -- Employment Agreement dated as of June 1, 1997 between the
                            Registrant and Earl E. DeFrates.
         10.18           -- Amendment dated as of December 1, 1997 to Employment
                            Agreement between the Registrant and Earl E. DeFrates.

      EXHIBIT NO.*                               DESCRIPTION
      ------------                               -----------
         10.19           -- Employment Agreement dated as of June 1, 1997 between the
                            Registrant and Susan J. Piller.
         10.20           -- Amendment dated as of December 1, 1997 to Employment
                            Agreement between the Registrant and Susan J. Piller.
         10.21           -- Employment Agreement dated as of October 7, 1997 between the Registrant and William A. Rothrock.
         10.22           -- Amendment dated as of December 12, 1997 to Employment
                            Agreement between the Registrant and William A. Rothrock.
         10.23           -- Employment Agreement dated as of June 1, 1997 between the
                            Registrant and Gregory T. Sangalis.
         10.24           -- Amendment dated as of December 1, 1997 to Employment
                            Agreement between the Registrant and Gregory T. Sangalis.
         10.25           -- Employment Agreement dated as of August 26, 1997 between the Registrant and Ronald H. Jones.
         10.26           -- Employment Agreement dated as of June 1, 1997 between the
                            Registrant and Bruce E. Snyder.
         10.27           -- Amendment dated as of December 1, 1997 to Employment
                            Agreement between the Registrant and Bruce E. Snyder.
         10.28           -- Employment Agreement dated as of June 1, 1997 among the
                            Registrant, Canadian Waste Services, Inc. and David
                            Sutherland-Yoest.
         10.29           -- Consulting and Non-compete Agreement dated June 25, 1995, between the Registrant and John G. Rangos, Sr.
                            [Incorporated by reference to Exhibit 10.22 to the
                            Registrant's Quarterly Report on Form 10-Q/A for the
                            period ended June 30, 1995].
         10.30           -- Employment Agreement dated June 25, 1995, between the
                            Registrant and Alexander W. Rangos [Incorporated by
                            reference to Exhibit 10.22 to the Registrant's Quarterly
                            Report on Form 10-Q/A for the period ended June 30,
                            1995].
         10.31           -- Letter Agreement dated November 10, 1997, between the
                            Registrant and Kosti Shirvanian.
         12.1            -- Computation of Ratio of Earnings to Fixed Charges.
         21.1            -- Subsidiaries of the Registrant.
         23.1            -- Consent of Coopers & Lybrand L.L.P.
         27.1            -- Financial Data Schedule.
         27.2            -- Restated Financial Data Schedule.
         27.3            -- Restated Financial Data Schedule.
         27.4            -- Restated Financial Data Schedule.

---------------

* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.