Form 10-Q
period 1998-03-31
USA WASTE SERVICES INC
filed 1998-05-15
CIK 823768

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of Common Stock, $.01 par value, of the Registrant outstanding at May 8, 1998, was 220,156,013.

================================================================================

PART I.
ITEM 1.  FINANCIAL STATEMENTS.

                            USA WASTE SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                   (UNAUDITED)


                                     ASSETS

                                                                        March 31,       December 31,
                                                                          1998              1997
                                                                      ------------      ------------
Current assets:
  Cash and cash equivalents                                           $     46,260      $     51,241
  Accounts receivable, net                                                 468,619           442,347
  Notes and other receivables                                               56,321            56,361
  Deferred income taxes                                                     46,196            52,592
  Prepaid expenses and other                                                58,891            52,845
                                                                      ------------      ------------
    Total current assets                                                   676,287           655,386
Notes and other receivables                                                 22,951            32,386
Property and equipment, net                                              4,601,573         3,955,008
Excess of cost over net assets of acquired businesses, net               1,905,285         1,539,927
Other intangible assets, net                                               126,526           106,058
Other assets                                                               256,783           334,080
                                                                      ------------      ------------
    Total assets                                                      $  7,589,405      $  6,622,845
                                                                      ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $    196,735      $    237,176
  Accrued liabilities                                                      185,631           228,771
  Deferred revenues                                                         69,484            63,417
  Current maturities of long-term debt                                      46,527            39,286
                                                                      ------------      ------------
    Total current liabilities                                              498,377           568,650
Long-term debt, less current maturities                                  3,584,887         2,724,443
Deferred income taxes                                                      323,320           320,439
Closure, post-closure, and other liabilities                               407,699           380,337
                                                                      ------------      ------------
    Total liabilities                                                    4,814,283         3,993,869
                                                                      ------------      ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000
    shares authorized; none issued                                              --                --
  Common stock,  $.01 par value;
    500,000,000 shares authorized; 219,811,065 and
    217,805,496 shares issued, respectively                                  2,198             2,178
  Additional paid-in capital                                             2,436,447         2,392,797
  Retained earnings                                                        374,459           253,497
  Accumulated other comprehensive income                                   (37,498)          (19,012)
  Less treasury stock at cost, 23,485 shares                                  (484)             (484)
                                                                      ------------      ------------
    Total stockholders' equity                                           2,775,122         2,628,976
                                                                      ------------      ------------
    Total liabilities and stockholders' equity                        $  7,589,405      $  6,622,845
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

                            USA WASTE SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     1998              1997
                                                 ------------      ------------
                                                                    (restated)
Operating revenues                               $    769,440      $    460,484
                                                 ------------      ------------
Costs and expenses:
  Operating (exclusive of depreciation
       and amortization shown below)                  397,492           241,318
  General and administrative                           81,916            53,677
  Depreciation and amortization                        86,110            56,178
  Merger costs                                             --             1,996
                                                 ------------      ------------
                                                      565,518           353,169
                                                 ------------      ------------
Income from operations                                203,922           107,315
                                                 ------------      ------------
Other income (expense):
  Interest expense                                    (38,368)          (16,098)
  Interest and other income, net                       36,050             5,699
                                                 ------------      ------------
                                                       (2,318)          (10,399)
                                                 ------------      ------------
Income before income taxes                            201,604            96,916
Provision for income taxes                             80,642            38,954
                                                 ------------      ------------
Net income                                       $    120,962      $     57,962
                                                 ============      ============

Basic earnings per common share                  $       0.55      $       0.30
                                                 ============      ============

Diluted earnings per common share                $       0.52      $       0.29
                                                 ============      ============

Weighted average number of common
  shares outstanding                                  219,201           191,125
                                                 ============      ============

Weighted average number of common
  and dilutive potential common shares
  outstanding                                         244,250           214,405
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

                            USA WASTE SERVICES, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                  Accumulated
                                                                       Additional                    Other
                                              Preferred     Common      Paid-in      Retained    Comprehensive     Treasury
                                                Stock       Stock       Capital      Earnings        Income          Stock
                                              ---------   ----------   ----------   ----------   -------------    ----------
Balance, December 31, 1997                    $      --   $    2,178   $2,392,797   $  253,497   $     (19,012)   $     (484)

  Common stock options and warrants
    exercised, including tax benefits                --           11       18,651           --              --            --
  Common stock issued in business
    combinations and development projects            --            9       24,896           --              --            --
  Foreign currency translation adjustment            --           --           --           --         (18,486)           --
  Other                                              --           --          103           --              --            --
  Net income                                         --           --           --      120,962              --            --
                                              ---------   ----------   ----------   ----------   -------------    ----------

Balance, March 31, 1998                       $      --   $    2,198   $2,436,447   $  374,459   $     (37,498)   $     (484)
                                              =========   ==========   ==========   ==========   =============    ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            Three Months Ended March 31,
                                                           ------------------------------
                                                               1998              1997
                                                           ------------      ------------
                                                                              (restated)
Cash flows from operating activities:
  Net income                                               $  120,962         $    57,962
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                              86,110              56,178
    Deferred income taxes                                      23,276              17,345
    Gain on sale of assets                                       (940)               (447)
    Equity in earnings of a partnership                       (28,124)                 --
    Changes in assets and liabilities, net of
      effects of acquisitions and divestitures               (166,156)           (106,802)
                                                           ------------      ------------
Net cash provided by operating activities                      35,128              24,236
                                                           ------------      ------------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired           (864,434)           (586,053)
  Capital expenditures                                       (105,600)            (78,241)
  Proceeds from sale of assets                                  3,489              18,983
  Proceeds from partnership distribution                       80,000                  --
  Other                                                        (1,012)              5,158
                                                           ------------      ------------
Net cash used in investing activities                        (887,557)           (640,153)
                                                           ------------      ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                  1,099,117           1,093,295
  Principal payments on long-term debt                       (262,170)           (921,931)
  Net proceeds from issuance of common stock                       --             506,348
  Proceeds from exercise of common stock
    options and warrants                                        9,438              11,520
  Other                                                         1,024                (852)
                                                           ------------      ------------
Net cash provided by financing activities                     847,409             688,380
                                                           ------------      ------------

Effect of exchange rate changes on cash and
    cash equivalents                                               39                 850
                                                           ------------      ------------

Increase (decrease) in cash and cash equivalents               (4,981)             73,313
Cash and cash equivalents at beginning of period               51,241              26,079
                                                           ------------      ------------
Cash and cash equivalents at end of period                 $   46,260         $    99,392
                                                           ============      ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            USA WASTE SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The condensed consolidated balance sheets of USA Waste Services, Inc. and subsidiaries (the "Company") as of March 31, 1998 and December 31, 1997, the condensed consolidated statements of operations for the three months ended 1998 and 1997, the condensed consolidated statement of stockholders' equity for the three months ended March 31, 1998, and the condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The Company has restated the previously issued financial statements for the three months ended March 31, 1997, to reflect its merger with United Waste Systems, Inc. ("United") consummated on August 26, 1997, accounted for using the pooling of interests method of accounting. The financial statements presented herein should be read in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

1.   BUSINESS COMBINATIONS

     On January 14, 1998, the Company acquired the solid waste divisions of City Management Holdings Trust ("City Management") for approximately $810,000,000 consisting of cash, liabilities incurred and debt assumed. The businesses acquired are primarily located in the state of Michigan and include several collection operations, landfills, and transfer stations. This acquisition was accounted for using the purchase method of accounting.

     In addition to the acquisition of City Management, during the three months ended March 31, 1998, the Company acquired 2 landfills, 32 collection businesses, and 8 transfer stations for approximately $129,000,000 in cash, $12,000,000 in liabilities incurred or debt assumed, and approximately 825,000 shares of the Company's common stock in business combinations accounted for using the purchase method of accounting.

     The unaudited pro forma information set forth below assumes all acquisitions accounted for as purchases from January 1, 1997 through March 31, 1998, had occurred at the beginning of 1997. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the purchase acquisitions been consummated at that time (in thousands, except per share amounts):


                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                       1998             1997
                                                   ------------     ------------
          Operating revenues                       $    793,229     $    782,312
          Net income                                    122,219           73,663
          Basic earnings per common share                  0.56             0.37
          Diluted earnings per common share                0.52             0.35

2.   LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                                                       March 31,      December 31,
                                                                                         1998             1997
                                                                                     ------------     ------------
          Senior revolving credit facility                                           $  1,333,000     $    430,000
          6 1/2% Senior notes due 2002, net of unamortized discount
            of $2,169 and $2,229                                                          347,831          347,771
          7% Senior notes due 2004, net of unamortized discount
            of $2,307 and $2,455                                                          297,693          297,545
          7 1/8% Senior notes due 2007, net of unamortized discount
             of $2,796 and $2,919                                                         297,204          297,081
          7 1/8% Senior notes due 2017, net of unamortized discount
            of $1,488 and $1,533                                                          148,512          148,467
          4% Convertible subordinated notes due 2002                                      535,275          535,275
          4 1/2% Convertible subordinated notes due 2001                                  149,500          149,500
          5% Convertible subordinated notes due 2006                                      115,000          115,000
          Tax-exempt bonds, principal payable in periodic installments, maturing through 2021, fixed and variable interest rates ranging
            from 3.65% to 9.25% at March 31, 1998                                         263,545          265,355
          Other                                                                           143,854          177,735
                                                                                     ------------     ------------
                                                                                        3,631,414        2,763,729
          Less current maturities                                                          46,527           39,286
                                                                                     ------------     ------------
                                                                                     $  3,584,887     $  2,724,443
                                                                                     ============     ============


     On August 7, 1997, the Company entered into a $2,000,000,000 senior revolving credit facility with a consortium of banks (the "Credit Facility"). The Credit Facility is used for general corporate purposes and is available for standby letters of credit of up to $650,000,000 and principal reductions are not required during its five-year term. The Credit Facility requires a facility fee not to exceed 0.30% per annum and loans under the Credit Facility bear interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.575% per annum. At December 31, 1997, the Company had borrowed $430,000,000 and had issued letters of credit of $467,029,000 under the Credit Facility. The applicable interest rate and facility fee at December 31, 1997, was 6.1% and 0.1125% per annum, respectively. At March 31, 1998, the Company had borrowed $1,333,000,000 and had issued letters of credit of $483,261,000 under the Credit Facility. The applicable interest rate and facility fee was 5.92% and 0.1125%, respectively, at March 31, 1998.

3.   INCOME TAXES

     The difference in federal income taxes at the statutory rate and the provision for income taxes for the three months ended March 31, 1998 and 1997, is primarily due to state and local income taxes.

4.   EARNINGS PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No.128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supercedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which is based on the weighted average number of common shares outstanding, replaces primary earnings per share. Diluted earnings per share, which is based on the weighted average number of common and dilutive potential common shares outstanding, replaces fully diluted earnings per share and utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining dilutive potential shares. SFAS No. 128 was effective for the Company for the year ended December 31, 1997, and required all prior-period earnings per share data to be restated to conform to its presentation. Accordingly, the Company has restated all previously reported earnings per share amounts.

     Diluted earnings per common share for the three months ended March 31, 1998 and 1997, have been calculated assuming conversion of the Company's convertible subordinated notes and debentures, and therefore interest, net of taxes, of $5,014,000 and $3,696,000, respectively, has been added back to net income for this calculation.

     The following reconciles the number of common shares outstanding to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and dilutive earnings per common share, respectively (in thousands):


                                                                  Three Months Ended March 31,
                                                                 ------------------------------
                                                                     1998              1997
                                                                 ------------      ------------
          Number of common shares outstanding                         219,811           201,481
          Effect of using weighted average common
            shares outstanding                                           (610)          (10,356)
                                                                 ------------      ------------
          Weighted average number of common
            shares outstanding                                        219,201           191,125
          Dilutive effect of common stock
            options and warrants                                        3,754             7,157
          Dilutive effect of convertible subordinated
            notes and debentures                                       21,295            16,123
                                                                 ------------      ------------
          Weighted average number of common
            and dilutive potential common shares
            outstanding                                               244,250           214,405
                                                                 ============      ============


5.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for the Company in 1998 and requires comparative disclosure for prior periods presented. Comprehensive income and its components for the three months ended March 31, 1998 and 1997 is as follows (in thousands):


                                                                  Three months Ended March 31,
                                                                 ------------------------------
                                                                     1998              1997
                                                                 ------------      ------------
          Net income                                             $    120,962      $     57,962
          Foreign currency translation adjustment                     (18,486)              (70)
                                                                 ------------      ------------
          Comprehensive income                                   $    102,476      $     57,892
                                                                 ============      ============

     Accumulated other comprehensive income at March 31, 1998 and December 31, 1997, is comprised solely of foreign currency translation adjustments.


6.   PARTNERSHIP INVESTMENT

     In November 1997, the Company purchased for approximately $97,000,000, a 49% limited partner interest in a partnership (the "Partnership") that was formed for the purpose of acquiring common stock of Waste Management in the open market. The Partnership purchased common stock of Waste Management during November 1997 and sold substantially all of such common stock in March 1998. Accordingly, the Company recorded other income of approximately $28,100,000 ($16,900,000 after tax, or $0.07 per share on a diluted basis) for the three months ended March 31, 1998, for its equity in the earnings of the Partnership. Subsequent to March 31, 1998, the Partnership was dissolved.

7.   COMMITMENTS AND CONTINGENCIES

     Environmental matters - The Company is subject to extensive and evolving federal, state, and local environmental laws and regulations in the United States and elsewhere that have been enacted in response to technological advances and the public's increased concern over environmental issues. As a result of changing governmental attitudes in this area, management anticipates that the Company will continually modify or replace facilities and alter methods of operation. The majority of the expenditures necessary to comply with the environmental laws and regulations are made in the normal course of business. Although the Company, to the best of its knowledge, is in compliance in all material respects with the laws and regulations affecting its operations, there is no assurance that the Company will not have to expend substantial amounts for compliance in the future.

     Litigation - As of March 31, 1998, the Company or its subsidiaries has been notified that they are potentially responsible parties ("PRPs") in connection with six locations listed on the Superfund National Priorities List ("NPL"). None of the six NPL sites at which claims have been made against the Company are owned by the Company, and they are at different procedural stages under Superfund. At four of the NPL sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy. At the others, where investigations have not been completed, remedies not selected or responsible parties have been unable to reach agreement, the Company's liability is less certain. While the Company, based on its status reviews of its PRP claims, does not currently anticipate that the amount of such liabilities will have a material adverse effect on the Company's operations, financial condition or cash flows, the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time.

     The Company and certain of its subsidiaries are parties to various other litigation matters arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows. In the normal course of its business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings and investigations involving federal, state, or local agencies. To date, the Company has not been required to pay any material fine or had a judgment entered against it for violation of any environmental law. From time to time, the Company also may be subjected to actions brought by citizen's groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. From time to time, the Company is also subject to claims for personal injury or property damage arising out of accidents involving its vehicles or other equipment.

     Insurance - The Company carries a broad range of insurance coverages, which management considers prudent for the protection of the Company's assets and operations. Some of these coverages are subject to varying retentions of risk by the Company. The casualty coverages currently include $2,000,000 primary commercial general liability and $1,000,000 primary automobile liability supported by $300,000,000 in umbrella insurance protection. The property policy provides insurance coverage for all of the Company's real and personal property, including California earthquake perils. The Company also carries $200,000,000 in aircraft liability protection.

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

8.   NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption is not required for interim periods in the initial year of application. Adoption of this statement will not have a material impact on the consolidated financial statements of the Company.

9.   SUBSEQUENT EVENTS

     On May 6, 1998, the Company consummated a merger with TransAmerican Waste Industries, Inc. ("TransAmerican") accounted for as a pooling of interests, pursuant to which the Company issued approximately 1,975,000 shares of its common stock in exchange for all outstanding shares of TransAmerican and assumed approximately $62,000,000 of TransAmerican's outstanding indebtedness. Periods prior to the consummation of this transaction will not be restated to include the accounts and operations of TransAmerican as the combined results would not be materially different from the results as presented. The businesses acquired include five collection operations, nine landfills, and two transfer stations located throughout the Southern region of the United States.

10.  WASTE MANAGEMENT, INC.

     On March 10, 1998, the Company entered into a definitive agreement and plan of merger pursuant to which a subsidiary of the Company will be merged with and into Waste Management, Inc. ("Waste Management") and Waste Management will become a wholly owned subsidiary of the Company (the "Merger"). As of the effective time of the Merger, each outstanding share of Waste Management, other than shares held in Waste Management's treasury or owned by Waste Management, the Company or any wholly owned subsidiaries of either of them, will be converted into the right to receive 0.725 of a share of the Company's Common Stock. Waste Management is a leading international provider of waste management and related services to governmental, residential, commercial and industrial customers in the United States and select international markets and had revenues in 1997 of approximately $9,188,582,000. This transaction, which is expected to close during 1998, is subject to regulatory approval and approval of the stockholders of the Company and Waste Management. It is anticipated that the Company will issue approximately 345,000,000 shares of its common stock related to this transaction and that the Merger will be accounted for as a pooling of interests.

     As part of the Merger, the Company's Board of Directors will be increased to 14 members, seven of whom will be designated by each of Waste Management's Board of Directors and the Company's Board of Directors. Additionally, upon consummation of the Merger, it is expected that the Company will change its name to "Waste Management, Inc." ("New Waste Management"). The Corporate headquarters of New Waste Management will be located in Houston, Texas, and John E. Drury, the Company's Chairman of the Board and Chief Executive Officer, will remain as Chief Executive Officer. It is also expected that Rodney R. Proto, the Company's President and Chief Operating Officer, and Earl E. DeFrates, the Company's Executive Vice President and Chief Financial Officer, will retain such positions with New Waste Management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion reviews the Company's operations for the three months ended March 31, 1998 and 1997, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes thereto included elsewhere herein as well as the Company's Consolidated Financial Statements and related notes thereto included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under "Business - Factors Influencing Future Results and Accuracy of Forward-Looking Statements" included in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

INTRODUCTION

     The Company provides nonhazardous solid waste management services, consisting of collection, transfer, disposal, recycling, and other miscellaneous services in various locations throughout the United States, Canada, and Puerto Rico. Since August 1990, the Company has experienced significant growth principally through the acquisition and integration of solid waste businesses and is currently the third largest nonhazardous solid waste management company in North America, as measured by revenues for the 1997 fiscal year. As of March 31, 1998, the Company owned or operated an extensive network of landfills, transfer stations, and collection operations serving in excess of eight million customers.

     The Company's operating revenues consist primarily of fees charged for its collection and disposal services. Operating revenues for collection services include fees from residential, commercial, industrial, and municipal collection customers. A portion of these fees are billed in advance; a liability for future service is recorded upon receipt of payment and operating revenues are recognized as services are actually provided. Fees for residential and municipal services are normally based on the type and frequency of service. Fees for commercial and industrial services are normally based on the type and frequency of service and the volume of solid waste collected.

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

     Operating expenses include direct and indirect labor and the related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, tipping fees paid to third party landfills, property taxes, and accruals for future landfill closure and post-closure costs. Certain direct landfill development expenditures are capitalized and amortized over the estimated useful life of a site as capacity is consumed, and include acquisition, engineering, upgrading, construction, capitalized interest, and permitting costs. All indirect development expenses, such as administrative salaries and general corporate overhead, are charged to expense in the period incurred.

     General and administrative costs include management salaries, clerical and administrative costs, professional services, facility rentals, and related insurance costs, as well as costs related to the Company's marketing and sales force.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percentages for the various Condensed Consolidated Statement of Operations line items and for certain supplementary data.


                                                         Period to Period
                                                          Change for the
                                                        Three Months Ended
                                                            March 31,
                                                          1998 and 1997
                                                     ------------------------
                                                         $              %
                                                     ---------      ---------
          STATEMENT OF OPERATIONS:
          Operating revenues                         $ 308,956           67.1%
                                                     ---------
          Costs and expenses:
            Operating (exclusive of depreciation
               and amortization shown below)           156,174           64.7
            General and administrative                  28,239           52.6
            Depreciation and amortization               29,932           53.3
            Merger costs                                (1,996)        (100.0)
                                                     ---------
                                                       212,349           60.1
                                                     ---------
          Income from operations                        96,607           90.0
                                                     ---------
          Other income (expense):
            Interest expense                           (22,270)        (138.8)
            Interest and other income, net              30,351          532.6
                                                     ---------
                                                         8,081           77.7
                                                     ---------
          Income before income taxes                   104,688          108.0
          Provision for income taxes                    41,688          107.0
                                                     ---------
          Net income                                 $  63,000          108.7%
                                                     =========

          SUPPLEMENTARY DATA:
          EBITDA (1)                                 $ 126,539           77.4%
                                                     =========


----------
(1) EBITDA represents income from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

     The following table presents, for the periods indicated, the percentage relationship that the various Condensed Consolidated Statements of Operations line items and certain supplementary data bear to operating revenues:


                                                              Three Months Ended March 31,
                                                            -------------------------------
                                                                1998               1997
                                                            ------------       ------------
          STATEMENT OF OPERATIONS:
          Operating revenues:
            Collection                                              64.0%              57.2%
            Transfer                                                11.8               10.8
            Disposal                                                21.0               26.6
            Other                                                    3.2                5.4
                                                            ------------       ------------
                                                                   100.0              100.0
                                                            ------------       ------------
          Costs and expenses:
            Operating (exclusive of depreciation
               and amortization shown below)                        51.7               52.4
            General and administrative                              10.6               11.7
            Depreciation and amortization                           11.2               12.2
            Merger costs                                              --                0.4
                                                            ------------       ------------
                                                                    73.5               76.7
                                                            ------------       ------------
          Income from operations                                    26.5               23.3
                                                            ------------       ------------
          Other income (expense):
            Interest expense                                        (5.0)              (3.5)
            Interest and other income, net                           4.7                1.3
                                                            ------------       ------------
                                                                    (0.3)              (2.2)
                                                            ------------       ------------
          Income before income taxes                                26.2               21.1
          Provision for income taxes                                10.5                8.5
                                                            ------------       ------------
          Net income                                                15.7%              12.6%
                                                            ============       ============


          SUPPLEMENTARY DATA:
          EBITDA (1)                                                37.7%              35.5%
                                                            ============       ============


----------
(1) EBITDA represents income from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

   Operating Revenues

     Operating revenues for the three months ended March 31, 1998, increased $308,956,000, or 67.1%, as compared to the corresponding prior year period. This increase was primarily attributable to the effect of acquisitions of domestic and Canadian solid waste businesses and the internal growth of comparable operations. Acquisitions of domestic solid waste businesses consummated during 1998 and the effect of such acquisitions consummated during 1997 accounted for increases in operating revenues of $253,800,000, or 55.1%. Acquisitions consummated during 1998 and the effect of such acquisitions consummated during 1997 of Canadian solid waste businesses accounted for increases in operating revenues of $77,000,000, or 16.7%. Internal growth of comparable operations resulted in increases in operating revenues of $40,154,000, or 8.7%, comprised of 5.6% due to volume increases and 3.1% due to price increases. Slightly offsetting the increase in operating revenues by approximately $4,800,000, or 1%, was the effect of the foreign currency translation differences between the US and Canadian dollars. The remaining decrease in operating revenues was primarily the result of dispositions during 1997 of certain non-core businesses and certain non-strategically located solid waste businesses.

     The Company's one line of business, integrated nonhazardous solid waste management, encompasses the entire waste stream from collection to transfer station to landfill. As a percentage of total operating revenues, the Company's mix between collection, transfer station, and landfill, reflects an increase in collection revenues from 57.2% to 64.0% and a decrease in disposal revenues from 26.6% to 21.0% for the three months ended March 31, 1997 and 1998, respectively. This change is primarily the result of acquisitions consummated during 1997 with large collections operations and includes the Canadian solid waste businesses of Allied Waste Industries, Inc. and Waste Management, Inc. ("Waste Management") acquired in March 1997 and June 1997, respectively.

     As a result of the Company's large investments in Canadian solid waste businesses during 1997, operating revenues from foreign operations have increased significantly as a percentage of total operating revenues from the three months ended March 31, 1997, to the three months ended March 31, 1998. This increase was slightly offset by the Company's contribution during 1997 of the net book value of its Mexico operations to a non-public solid waste entity focusing on Mexico's solid waste market in exchange for a 37.5% interest in that entity. The following table summarizes for these periods the Company's operating revenues by geographic area and the percentage relationship of operating revenues by geographic area to total operating revenues (dollars in thousands):

                                                      Three Months Ended March 31,
                                            ------------------------------------------------
                                                    1998                       1997
                                            ---------------------      ---------------------
     United States and Puerto Rico          $676,555         87.9%     $429,051         93.2%
     Canada                                   92,885         12.1        28,772          6.2
     Mexico                                       --           --         2,661          0.6
                                            --------     --------      --------     --------
               Total operating revenues     $769,440        100.0%     $460,484        100.0%
                                            ========     ========      ========     ========


   Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

     Operating costs and expenses increased $156,174,000, or 64.7%, for the three months ended March 31, 1998, as compared to the corresponding prior year period, primarily due to the increase in operating revenues described above. However, as a percentage of operating revenues, operating costs and expenses decreased from 52.4% to 51.7% for the three months ended March 31, 1997 and 1998, respectively. This decrease reflects operating synergies realized from the Company's 1997 and 1998 tuck-in acquisition activity and its merger with United Waste Systems, Inc. ("United") in August 1997. Additionally, this decrease also reflects cost reductions realized from the Company's efforts to increase its utilization of internal disposal capacity, which improved from 50% for the three months ended March 31, 1997, to 55% for the three months ended March 31, 1998. The improvement in operating costs and expenses as a percentage of operating revenues was slightly offset by the change in the mix of operating revenues as collection operations typically have higher operating costs and lower margin returns than disposal operations.

   General and Administrative

     General and administrative expenses increased $28,239,000, or 52.6%, for the three months ended March 31, 1998, as compared to the corresponding prior year period, however have these costs decreased as a percentage of operating revenues from 11.7% to 10.6%, respectively. This improvement in general and administrative expenses as a percentage of operating revenues is primarily the result of the Company's ability to integrate acquisitions of solid waste businesses without a proportionate increase in general and administrative expenses as well as cost reductions resulting from the Company's merger with United in August 1997.

   Depreciation and Amortization

     Depreciation and amortization expense increased $29,932,000, or 53.3%, for the three months ended March 31, 1998, as compared to the prior year period. This increase is primarily due to the effect of acquisitions of solid waste businesses during 1997 and 1998, an increase in landfill volumes from 100,500 to 144,000 average tons per day for the three months ended March 31, 1997 and 1998, respectively, and upgrades to existing operations. However, the incremental depreciation and amortization due to the improved utilization of internal disposal capacity was offset by the improved utilization of equipment through internal growth in collection and disposal operations.

   Merger Costs

     In the first quarter of 1997, the Company recorded expenses of $1,996,000 related to the acquisition of certain of solid waste businesses accounted for as poolings of interests.

   Income from Operations

     Income from operations increased $96,607,000, or 90.0%, for the three months ended March 31, 1998, as compared to the respective prior year period due to reasons discussed above. As a percentage of operating revenues, income from operations increased from 23.3% to 26.5%. This improvement was primarily the result of economies of scale realized by the Company from recent mergers and acquisitions, increased utilization of internal disposal capacity, and improvements in comparable operations.

   Other Income and Expenses

     Other income and expenses consists of interest expense, interest income, and other income. Interest expense, gross of amounts capitalized, increased due to the Company's outstanding indebtedness. Interest capitalized was $6,306,000 and $5,814,000 for the three months ended March 31, 1998 and 1997, respectively. The increase in capitalized interest is primarily due to development activity at disposal sites acquired during 1997 and the three months ended March 31, 1998. Included in other income for the three months ended March 31, 1998, was approximately $28,100,000 ($16,900,000 after tax or $0.07 per share on a diluted basis), representing the Company's equity in earnings of a partnership formed in 1997 for the purpose of acquiring common stock of Waste Management in the open market.

   Provision for Income Taxes

     The Company recorded a provision for income taxes of $80,642,000 and $38,954,000 for the three months ended March 31, 1998 and 1997, respectively. The primary difference in the provision for income taxes at the federal statutory rate and the recorded amount for the periods indicated is due to state and local income taxes.

   Net Income

     Net income was $120,962,000 and $57,962,000, or $0.52 and $0.29 per share on a diluted basis, for the three months ended March 31, 1998 and 1997, respectively. Excluding of the Company's equity in earnings of a partnership discussed above, diluted earnings per common share was $0.45 for the three months ended March 31, 1998.

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

     As of March 31, 1998, the Company had working capital of $177,910,000 (a ratio of current assets to current liabilities of 1.36:1) and a cash balance of $46,260,000 which compares to working capital of $86,736,000 (a ratio of current assets to current liabilities of 1.15:1) and a cash balance of $51,241,000 as of December 31, 1997. For the three months ended March 31, 1998, net cash from operating activities was approximately $35,128,000 and net cash from financing activities was approximately $847,409,000, as compared to $24,236,000 and $688,380,000, respectively, for the corresponding prior year period. Net cash from operating activities and financing activities was primarily used to fund acquisitions of businesses of $864,434,000 and $586,053,000 and for capital expenditures of $105,600,000 and $78,241,000 for the three months ended March 31, 1998 and 1997, respectively. For the three months ended March 31, 1998, net cash flows from investing activities also included a cash distribution of approximately $80,000,000 from a partnership, of which the Company owned a 49% interest, that was formed for the purpose of acquiring common stock of Waste Management in the open market (see "Recent Developments").

     In general, the Company's capital expenditures and working capital requirements have increased reflecting the Company's business strategy of growth through acquisitions and development projects. The Company intends to finance the remainder of its 1998 capital expenditures through internally generated cash flow and amounts available under its senior revolving credit facility.

SIGNIFICANT FINANCING EVENTS

     On August 7, 1997, the Company entered into a $2,000,000,000 senior revolving credit facility with a consortium of banks (the "Credit Facility"). The Credit Facility is used for general corporate purposes and is available for standby letters of credit of up to $650,000,000 and principal reductions are not required during its five-year term. The Credit Facility requires a facility fee not to exceed 0.30% per annum and loans under the Credit Facility bear interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.575% per annum. At December 31, 1997, the Company had borrowed $430,000,000 and had issued letters of credit of $467,029,000 under the Credit Facility. The applicable interest rate and facility fee at December 31, 1997, was 6.1% and 0.1125% per annum, respectively. At March 31, 1998, the Company had borrowed $1,333,000,000 and had issued letters of credit of $483,261,000 under the Credit Facility. The applicable interest rate and facility fee was 5.92% and 0.1125%, respectively, at March 31, 1998.

     On May 8, 1998, the Company filed a universal shelf registration statement with the Securities and Exchange Commission to provide for the issuance of up to $2,000,000,000 of either debt or equity securities, or a combination thereof, to be used for general corporate purposes.

ACQUISITION ACTIVITY FOR THE THREE MONTHS ENDED MARCH 31, 1998

     On January 14, 1998, the Company acquired the solid waste divisions of City Management Holding Trust ("City Management") for approximately $810,000,000 consisting of cash, liabilities incurred and debt assumed. The businesses acquired are primarily located in the state of Michigan and include several collection operations, landfills, and transfer stations. This acquisition was accounted for using the purchase method of accounting.

     In addition to the acquisition of City Management, during the three months ended March 31, 1998, the Company acquired 2 landfills, 32 collection businesses, and 8 transfer stations for approximately $129,000,000 in cash, $12,000,000 in liabilities incurred or debt assumed, and approximately 825,000 shares of the Company's common stock in business combinations accounted for as purchases during the three months ended March 31, 1998.

RECENT DEVELOPMENTS

     On May 6, 1998, the Company consummated a merger with TransAmerican Waste Industries, Inc. ("TransAmerican") accounted for as a pooling of interests, pursuant to which the Company issued approximately 1,975,000 shares of its common stock in exchange for all outstanding shares of TransAmerican and assumed approximately $62,000,000 of TransAmerican's outstanding indebtedness. Periods prior to the consummation of this transaction will not be restated to include the accounts and operations of TransAmerican as the combined results would not be materially different from the results as presented. The businesses acquired include five collection operations, nine landfills, and two transfer stations located throughout the Southern region of the United States.

     The Company entered into a definitive agreement on February 6, 1998, with American Waste Systems, Inc. ("American"), to acquire American's solid waste businesses for approximately $150,000,000 in cash. This transaction, which is subject to regulatory approval and approval of American's shareholders, is expected to close in the first half of 1998. The businesses to be acquired include three landfills and one collection operation located in Ohio.

     On March 10, 1998, the Company entered into a definitive agreement and plan of merger pursuant to which a subsidiary of the Company will be merged with and into Waste Management, and Waste Management will become a wholly owned subsidiary of the Company (the "Merger"). As of the effective time of the Merger, each outstanding share of Waste Management, other than shares held in Waste Management's treasury or owned by Waste Management, the Company or any wholly owned subsidiaries of either of them, will be converted into the right to receive 0.725 of a share of the Company's Common Stock. Waste Management is a leading international provider of waste management and related services to governmental, residential, commercial and industrial customers in the United States and select international markets and had revenues in 1997 of approximately $9,188,582,000. This transaction, which is expected to close during 1998, is subject to regulatory approval and approval of the stockholders of the Company and Waste Management. It is anticipated that the Company will issue approximately 345,000,000 shares of its common stock related to this transaction and that the Merger will be accounted for as a pooling of interests.

     As part of the Merger, the Company's Board of Directors will be increased to 14 members, seven of whom will be designated by each of Waste Management's Board of Directors and the Company's Board of Directors. Additionally, upon consummation of the Merger, it is expected that the Company will change its name to "Waste Management, Inc." ("New Waste Management"). The Corporate headquarters of New Waste Management will be located in Houston, Texas, and John E. Drury, the Company's Chairman of the Board and Chief Executive Officer, will remain as Chief Executive Officer. It is also expected that Rodney R. Proto, the Company's President and Chief Operating Officer, and Earl E. DeFrates, the Company's Executive Vice President and Chief Financial Officer, will retain such positions with New Waste Management.

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

     On August 4, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission to provide for the issuance of up to 20,000,000 shares of the Company's common stock that may be offered and issued by the Company from time to time in connection with the acquisition directly or indirectly by the Company of other businesses or properties or interests therein, and which may be reserved for issuance pursuant to, or offered and issued upon exercise or conversion of, warrants, options, convertible notes, or other similar instruments issued by the Company from time to time in connection with such acquisitions. As of April 30, 1998, the Company had approximately 17,400,000 shares of its common stock available for future offerings and issuances under this shelf registration statement.

SEASONALITY AND INFLATION

     The Company's operating revenues tend to be somewhat lower in the winter months. This is generally reflected in the Company's first quarter and fourth quarter operating results. This is primarily attributable to the fact that (i) the volume of waste relating to construction and demolition activities tends to increase in the spring and summer months and (ii) the volume of residential waste in certain regions where the Company operates tends to decrease during the winter months.

     The Company believes that inflation and changing prices have not had, and are not expected to have, any material adverse effect on the results of operations in the near future.

YEAR 2000 DATE CONVERSION

     In 1997, the Company began to modify its computer information systems to ensure proper processing of transactions relating to the year 2000 and beyond and expects to complete the required modifications during 1998. The amount charged to expense in the three months ended March 31, 1998 and 1997, as well as the amounts anticipated to be charged to expense during the remainder of 1998 related to the year 2000 computer compliance modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption is not required for interim periods in the initial year of application. Adoption of this statement will not have a material impact on the consolidated financial statements of the Company.

PART II.
ITEM 1.  LEGAL PROCEEDINGS.

     As of March 31, 1998, the Company or its subsidiaries has been notified that they are potentially responsible parties ("PRPs") in connection with six locations listed on the Superfund National Priorities List ("NPL"). None of the six NPL sites at which claims have been made against the Company are owned by the Company, and they are at different procedural stages under Superfund. At four of the NPL sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy. At the others, where investigations have not been completed, remedies not selected or responsible parties have been unable to reach agreement, the Company's liability is less certain. While the Company, based on its status reviews of its PRP claims, does not currently anticipate that the amount of such liabilities will have a material adverse effect on the Company's operations, financial condition or cash flows, the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time.

     The Company and certain of its subsidiaries are parties to various other litigation matters arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows. In the normal course of its business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings and investigations involving federal, state, or local agencies. To date, the Company has not been required to pay any material fine or judgment for violation of an environmental law. From time to time, the Company also may be subjected to actions brought by citizen's groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. The Company is also subject from time to time to claims for personal injury or property damage arising out of accidents involving its vehicles or other equipment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters where submitted to the stockholders of the Company during the first quarter of 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          EXHIBIT NO. *                  DESCRIPTION
          -------------                  -----------

          10.1 Amended and Restated Revolving Credit Agreement dated as of August 7, 1997, among the Registrant, Bank of America National Trust and Savings Association, Morgan Guaranty Trust Company of New York and other financial institutions [Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated August 26, 1997].

          10.2 First Amendment dated as of March 6, 1998, to Amended and Restated Revolving Credit Agreement, among the Registrant, Bank of America National Trust and Savings Association, Morgan Guaranty Trust Company of New York and other financial institutions.

          10.3 Bridge Loan Agreement dated as of January 21, 1998, among the Registrant, Morgan Guaranty Trust Company of New York and other financial institutions.

          10.4 First Amendment dated March 6, 1998, to Bridge Loan Agreement, among the Registrant, Morgan Guaranty Trust Company of New York and other financial institutions.

          10.5 Credit Agreement dated January 22, 1998, among the Registrant, Bank of America National Trust and Savings Association and various financial institutions.

          12        Computation of Ratio of Earnings to Fixed Charges.

          27        Financial Data Schedule.


          ----------
          * In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.


     (b)  Reports on Form 8-K:

     A report on Form 8-K dated March 10, 1998, was filed by the Company on March 12, 1998, regarding the Company's Agreement and Plan of Merger with Waste Management, Inc. and related press release.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       USA WASTE SERVICES, INC.

                                       By: /s/ EARL E. DEFRATES
                                          --------------------------------------
                                       Earl E. DeFrates,
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                       By: /s/ BRUCE E. SNYDER
                                          --------------------------------------
                                       Bruce E. Snyder,
                                       Vice President and
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)


Date:  May 15, 1998

                                INDEX TO EXHIBITS

     Exhibit No. *                       Description
     -------------                       -----------

         10.1 Amended and Restated Revolving Credit Agreement dated as of August 7, 1997, among the Registrant, Bank of America National Trust and Savings Association, Morgan Guaranty Trust Company of New York and other financial institutions [Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated August 26, 1997].

         10.2 First Amendment dated as of March 6, 1998, to Amended and Restated Revolving Credit Agreement, among the Registrant, Bank of America National Trust and Savings Association, Morgan Guaranty Trust Company of New York and other financial institutions.

         10.3 Bridge Loan Agreement dated as of January 21, 1998, among the Registrant, Morgan Guaranty Trust Company of New York and other financial institutions.

         10.4 First Amendment dated March 6, 1998, to Bridge Loan Agreement, among the Registrant, Morgan Guaranty Trust Company of New York and other financial institutions.

         10.5 Credit Agreement dated January 22, 1998, among the Registrant, Bank of America National Trust and Savings Association and various financial institutions.

         12       Computation of Ratio of Earnings to Fixed Charges.

         27       Financial Data Schedule.



         * In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.