Form 10-Q
period 1998-06-30
WASTE MANAGEMENT INC
filed 1998-08-17
CIK 823768

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q
(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998

                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from  _____________  to  _____________

                           COMMISSION FILE NUMBER 1-12154

                               WASTE MANAGEMENT, INC.
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

                              USA WASTE SERVICES, INC.
           (Former name or former address, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  /X/   No   / /

     The number of shares of Common Stock, $.01 par value, of the Registrant outstanding at August 10, 1998, was 571,789,484 (excluding 7,892,612 shares held in the Waste Management, Inc. Employee Stock Benefit Trust).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I.
ITEM 1.  FINANCIAL STATEMENTS.


                               WASTE MANAGEMENT, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                    (UNAUDITED)

                                      ASSETS

                                                                       June 30,      December 31,
                                                                         1998            1997
                                                                      ----------     ------------
Current assets:
     Cash and cash equivalents                                        $   44,990     $   51,241
     Accounts receivable, net                                            549,842        442,347
     Notes and other receivables                                          80,517         56,361
     Deferred income taxes                                                41,924         52,592
     Prepaid expenses and other                                           58,396         52,845
                                                                      ----------     ----------
          Total current assets                                           775,669        655,386
Notes and other receivables                                               23,300         32,386
Property and equipment, net                                            5,123,117      3,955,008
Excess of cost over net assets of acquired businesses, net             2,035,462      1,539,927
Other intangible assets, net                                             136,543        106,058
Other assets                                                             280,709        334,080
                                                                      ----------     ----------
          Total assets                                                $8,374,800     $6,622,845
                                                                      ----------     ----------
                                                                      ----------     ----------
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $  245,611     $  237,176
     Accrued liabilities                                                 191,490        228,771
     Deferred revenues                                                    85,120         63,417
     Current maturities of long-term debt                                 53,172         39,286
                                                                      ----------     ----------
          Total current liabilities                                      575,393        568,650
Long-term debt, less current maturities                                4,050,989      2,724,443
Deferred income taxes                                                    351,446        320,439
Closure, post-closure, and other liabilities                             446,745        380,337
                                                                      ----------     ----------
          Total liabilities                                            5,424,573      3,993,869
                                                                      ----------     ----------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000
          shares authorized; none issued                                      --             --
     Common stock, $.01 par value;
          500,000,000 shares authorized; 223,660,312 and
          217,805,496 shares issued, respectively                          2,237          2,178
     Additional paid-in capital                                        2,513,472      2,392,797
     Retained earnings                                                   497,667        253,497
     Accumulated other comprehensive income                              (62,665)       (19,012)
     Less treasury stock at cost, 23,485 shares                             (484)          (484)
                                                                      ----------     ----------
          Total stockholders' equity                                   2,950,227      2,628,976
                                                                      ----------     ----------
          Total liabilities and stockholders' equity                  $8,374,800     $6,622,845
                                                                      ----------     ----------
                                                                      ----------     ----------

                 The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                               WASTE MANAGEMENT, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                       Three Months Ended June 30,   Six Months Ended June 30,
                                                       ---------------------------   -------------------------
                                                           1998           1997          1998           1997
                                                         --------       --------     ----------     ----------
Operating revenues                                       $882,044       $656,225     $1,651,484     $1,116,709
                                                         --------       --------     ----------     ----------
Costs and expenses:
     Operating (exclusive of depreciation
      and amortization shown below)                       437,763        340,147        835,255        581,465
     General and administrative                            83,680         71,730        165,596        125,407
     Depreciation and amortization                         99,606         75,406        185,716        131,584
     Merger costs                                           5,305          3,263          5,305          5,259
                                                         --------       --------     ----------     ----------
                                                          626,354        490,546      1,191,872        843,715
                                                         --------       --------     ----------     ----------
Income from operations                                    255,690        165,679        459,612        272,994
                                                         --------       --------     ----------     ----------
Other income (expense):
     Interest expense                                     (52,793)       (25,174)       (91,161)       (41,272)
     Interest and other income, net                         8,949          5,738         44,999         11,437
                                                         --------       --------     ----------     ----------
                                                          (43,844)       (19,436)       (46,162)       (29,835)
                                                         --------       --------     ----------     ----------
Income before income taxes and
     extraordinary item                                   211,846        146,243        413,450        243,159
Provision for income taxes                                 84,738         58,947        165,380         97,901
                                                         --------       --------     ----------     ----------
Income before extraordinary item                          127,108         87,296        248,070        145,258
Extraordinary item related to early retirement
     of debt, net of tax benefit of $2,600                 (3,900)            --         (3,900)            --
Net income                                               $123,208       $ 87,296     $  244,170     $  145,258
                                                         --------       --------     ----------     ----------
                                                         --------       --------     ----------     ----------
Basic earnings per common share:
     Income before extraordinary item                    $   0.57       $   0.43     $     1.13     $     0.73
     Extraordinary item                                     (0.01)            --          (0.01)            --
                                                         --------       --------     ----------     ----------
     Net income                                          $   0.56       $   0.43     $     1.12     $     0.73
                                                         --------       --------     ----------     ----------
                                                         --------       --------     ----------     ----------
Diluted earnings per common share:
     Income before extraordinary item                    $   0.53       $   0.40     $     1.05     $     0.69
     Extraordinary item                                     (0.01)            --          (0.01)            --
                                                         --------       --------     ----------     ----------
     Net income                                          $   0.52       $   0.40     $     1.04     $     0.69
                                                         --------       --------     ----------     ----------
                                                         --------       --------     ----------     ----------
Weighted average number of common
     shares outstanding                                   222,143        204,729        220,316        198,751
                                                         --------       --------     ----------     ----------
                                                         --------       --------     ----------     ----------
Weighted average number of common
     and dilutive potential common shares
     outstanding                                          247,772        232,951        245,469        224,362
                                                         --------       --------     ----------     ----------
                                                         --------       --------     ----------     ----------

                  The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                                    WASTE MANAGEMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        (IN THOUSANDS)
                                         (UNAUDITED)

                                                                                               Accumulated
                                                                              Additional          Other
                                                     Preferred      Common      Paid-in          Retained  Comprehensive  Treasury
                                                       Stock         Stock      Capital          Earnings     Income        Stock
                                                       -----         -----      -------          --------     ------        -----
Balance, December 31, 1997                            $  --         $2,178     $2,392,797        $253,497    $(19,012)     $(484)
     Common stock options and warrants
          exercised, including tax benefits              --             15         27,203              --          --         --
     Common stock issued in business
          combinations and development projects          --             40         86,667              --          --         --
     Foreign currency translation adjustment             --             --             --              --     (43,653)        --
     Other                                               --              4          6,805              --          --         --
     Net income                                          --             --             --         244,170          --         --
                                                      -----         ------     ----------        --------    --------      -----
Balance, June 30, 1998                                $  --         $2,237     $2,513,472        $497,667    $(62,665)     $(484)
                                                      -----         ------     ----------        --------    --------      -----
                                                      -----         ------     ----------        --------    --------      -----

                          The accompanying notes are an integral part
                    of these condensed consolidated financial statements.

                               WASTE MANAGEMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                             Six Months Ended June 30,
                                                            ----------------------------
                                                               1998             1997
                                                            -----------      -----------
Cash flows from operating activities:
     Net income                                             $   244,170      $   145,258
     Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                         185,716          131,584
          Deferred income taxes                                  42,957           36,231
          Gain on sale of assets                                 (9,647)            (648)
          Equity in earnings of a partnership                   (28,124)              --
          Effect of nonrecurring charges                          4,689               --
          Changes in assets and liabilities, net of
               effects of acquisitions and divestitures:
          Accounts receivable and other receivables             (77,916)         (85,890)
          Prepaid expenses and other                            (27,687)           3,993
          Other assets                                          (18,596)           1,696
          Accounts payable and accrued liabilities             (230,818)        (113,349)
          Deferred revenues and other liabilities               (13,551)         (12,284)
          Other, net                                            (21,908)          (1,015)
                                                            -----------      -----------
Net cash provided by operating activities                        49,285          105,576
                                                            -----------      -----------

Cash flows from investing activities:
     Acquisitions of businesses, net of cash acquired        (1,272,430)      (1,168,677)
     Capital expenditures                                      (214,583)        (208,738)
     Proceeds from sale of assets                                60,083          109,026
     Proceeds from partnership distribution                     131,803               --
     Other                                                      (10,713)         (25,054)
                                                            -----------      -----------
Net cash used in investing activities                        (1,305,840)      (1,293,443)
                                                            -----------      -----------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                 1,558,368        1,658,295
     Principal payments on long-term debt                      (325,395)        (948,465)
     Net proceeds from issuance of common stock                      --          506,381
     Proceeds from exercise of common stock
          options and warrants                                   16,420           23,739
     Other                                                          702           (8,276)
                                                            -----------      -----------
Net cash provided by financing activities                     1,250,095        1,231,674
                                                            -----------      -----------
Effect of exchange rate changes on cash and
          cash equivalents                                          209             (126)
                                                            -----------      -----------
Increase (decrease) in cash and cash equivalents                 (6,251)          43,681
Cash and cash equivalents at beginning of period                 51,241           26,079
                                                            -----------      -----------
Cash and cash equivalents at end of period                  $    44,990      $    69,760
                                                            -----------      -----------
                                                            -----------      -----------

                 The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                               WASTE MANAGEMENT, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

     On July 16, 1998, USA Waste Services, Inc. (this registrant) consummated a merger with Waste Management, Inc. (collectively the "Combined Company") accounted for as a pooling of interests pursuant to which USA Waste Services, Inc. issued 0.725 of a share of its common stock for each outstanding share of Waste Management, Inc. common stock (the "Merger"). At the effective time of the Merger, Waste Management, Inc. changed its name to Waste Management Holdings, Inc. ("WM Holdings") and USA Waste Services, Inc. changed its name to Waste Management, Inc. (herein referred to as "Waste Management" or the "Company"). With the exception of Note 9, the financial information and disclosures included in Part I, Item 1 of this Form 10-Q presents the Company prior to the consummation of the Merger. Certain supplemental financial information regarding the Combined Company is included in Part II, Item 5 of this Form 10-Q.

     The condensed consolidated balance sheets of the Company as of June 30, 1998 and December 31, 1997, the condensed consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 1998, and the condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The financial statements presented herein should be read in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and with the Company's Joint Proxy Statement/Prospectus dated June 9, 1998, that was filed in connection with the Merger.

1.  BUSINESS COMBINATIONS

     On January 14, 1998, the Company acquired the solid waste divisions of City Management Holdings Trust ("City Management") for approximately $810,000,000 consisting of cash paid, and liabilities and debt assumed. The businesses acquired are primarily located in the state of Michigan and include several collection operations, landfills, and transfer stations. This acquisition was accounted for using the purchase method of accounting.

     On June 18, 1998, the Company acquired the solid waste businesses of American Waste Systems, Inc. ("American") for approximately $150,000,000 in cash. The acquired assets include three landfills and one collection operation located in Ohio. This acquisition was accounted for using the purchase method of accounting.

     In addition to the acquisitions of City Management and American, during the six months ended June 30, 1998, the Company acquired 12 landfills, 85 collection businesses, and 15 transfer stations for approximately $410,000,000 in cash paid, and liabilities and debt assumed, and approximately 1,715,000 shares of the Company's common stock in business combinations accounted for using the purchase method of accounting.

     The unaudited pro forma information set forth below assumes all acquisitions accounted for as purchases from January 1, 1997 through June 30, 1998, had occurred at the beginning of 1997. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the purchase acquisitions been consummated at that time (in thousands, except per share amounts):

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    1998          1997
                                                 ----------    ----------
Operating revenues                               $1,743,934    $1,729,062
Income before extraordinary item                    254,298       177,382
Net income                                          250,398       177,382
Basic earnings per common share:
     Income before extraordinary item                  1.14          0.86
     Net income                                        1.13          0.86
Diluted earnings per common share:
     Income before extraordinary item                  1.07          0.81
     Net income                                        1.06          0.81


     On May 6, 1998, the Company consummated a merger with TransAmerican Waste Industries, Inc. ("TransAmerican") accounted for using the pooling of interests method of accounting, pursuant to which the Company issued approximately 1,975,000 shares of its common stock in exchange for all outstanding shares of TransAmerican (the "TransAmerican Merger"). Periods reported prior to the consummation of the TransAmerican Merger were not restated to include the accounts and operations of TransAmerican as the combined results would not be materially different from the results as previously presented. The businesses acquired include five collection operations, nine landfills, and two transfer stations located throughout the southern United States.

     In addition to the TransAmerican Merger, the Company consummated four other acquisitions accounted for as poolings of interests during the six months ended June 30, 1998, pursuant to which the Company issued approximately 275,000 shares of its common stock in exchange for all outstanding shares of the acquired companies. Periods reported prior to the consummation of these poolings of interests were not restated to include the accounts and operations of the acquired companies as the combined results would not be materially different from the results as previously presented. For the three months ended June 30, 1998, the Company incurred $5,305,000 of merger costs related to the TransAmerican Merger and the other poolings of interests transactions consummated during the period.

2.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                 June 30,     December 31,
                                                                   1998           1997
                                                                   ----           ----
Senior revolving credit facility                                $1,458,000    $  430,000
6 1/2% Senior notes due 2002, net of unamortized discount
     of $1,988 and $2,229                                          348,012       347,771
7% Senior notes due 2004, net of unamortized discount
     of $2,218 and $2,455                                          297,782       297,545
7 1/8% Senior notes due 2007, net of unamortized discount
     of $2,722 and $2,919                                          297,278       297,081
7 1/8% Senior notes due 2017, net of unamortized discount
     of $1,491 and $1,533                                          148,509       148,467
4% Convertible subordinated notes due 2002                         535,275       535,275
4 1/2% Convertible subordinated notes due 2001                     149,333       149,500
5% Convertible subordinated debentures due 2006                    115,000       115,000
Tax-exempt bonds, principal payable in periodic installments, maturing through 2021, fixed and variable interest
     rates ranging from 3.25% to 9.25% at June 30, 1998            273,049       265,355
Other                                                              481,923       177,735
                                                                ----------    ----------
                                                                 4,104,161     2,763,729
Less current maturities                                             53,172        39,286
                                                                ----------    ----------
                                                                $4,050,989    $2,724,443
                                                                ----------    ----------
                                                                ----------    ----------

     On August 7, 1997, the Company entered into a $2,000,000,000 senior revolving credit facility with a consortium of banks (the "Credit Facility"). The Credit Facility is used for general corporate purposes including borrowings and standby letters of credit and principal reductions are not required for the Credit Facility during its five-year term. The Credit Facility requires a facility fee not to exceed 0.30% per annum and loans under the Credit Facility bear interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.575% per annum.
At December 31, 1997, the Company had borrowed $430,000,000 and had issued letters of credit of $467,029,000 under the Credit Facility. The applicable interest rate and facility fee at December 31, 1997, was 6.1% and 0.1125% per annum, respectively. At June 30, 1998, the Company had borrowed $1,458,000,000 and had issued letters of credit of $472,786,000 under the Credit Facility. The applicable interest rate and facility fee was 5.925% and 0.1125%, respectively, at June 30, 1998.

     Included in other long-term debt at June 30, 1998 is $325,000,000 of bank debt that was incurred during the second quarter of 1998 and subsequently retired with proceeds from the Company's $3,000,000,000 syndicated loan facility that was entered into in conjunction with the consummation of the Merger (see Notes 9 and 10). Interest rates for the bank debt approximated the applicable interest rates for the existing Credit Facility.

     Upon consummation of the TransAmerican Merger, the Company retired approximately $40,000,000 of TransAmerican's outstanding indebtedness with an average interest rate of 9.0% with proceeds from the Company's Credit Facility. In connection with this debt retirement, the Company incurred prepayment penalties and other fees of $1,811,000 and wrote off the related remaining unamortized discounts and discounts and debt offering costs of $4,689,000, which were recorded as an extraordinary item during the three months ended June 30, 1998.

3.  INCOME TAXES

     The difference in federal income taxes at the statutory rate and the provision for income taxes for the three and six months ended June 30, 1998 and 1997, is primarily due to state and local income taxes.

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

     Diluted earnings per common share for the three and six months ended June 30, 1998 and 1997, have been calculated assuming conversion of the Company's convertible subordinated notes and debentures. For the three and six months ended June 30, 1998, interest (net of taxes) of $5,069,000 and $10,082,000, respectively, has been added back to net income for the diluted earnings per share calculation. For the three and six months ended June 30, 1997, interest (net of taxes) of $5,078,000 and $8,773,000, respectively, has been added back to net income for the diluted earnings per share calculation.

     The following reconciles the number of common shares outstanding to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purpose of calculating basic and dilutive earnings per common share, respectively (in thousands):

                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                  ---------------------------    -------------------------
                                                     1998           1997           1998            1997
                                                    -------        -------        -------         -------
Number of common shares outstanding                 223,637        208,591        223,637         208,591
Effect of using weighted average common
     shares outstanding                              (1,494)        (3,862)        (3,321)         (9,840)
                                                    -------        -------        -------         -------
Weighted average number of common
     shares outstanding                             222,143        204,729        220,316         198,751
Dilutive effect of common stock
     options and warrants                             4,339          6,911          3,863           6,879
Dilutive effect of convertible subordinated
     notes and debentures                            21,290         21,311         21,290          18,732
                                                    -------        -------        -------         -------
Weighted average number of common
     and dilutive potential common shares
     outstanding                                    247,772        232,951        245,469         224,362
                                                    -------        -------        -------         -------
                                                    -------        -------        -------         -------

5.  COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for the Company in 1998 and requires comparative disclosure for prior periods presented. Comprehensive income and its components for the three and six months ended June 30, 1998 and 1997 is as follows (in thousands):

                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                  ---------------------------    -------------------------
                                                     1998            1997          1998            1997
                                                   --------        -------       --------        --------
Net income                                         $123,208        $87,296       $244,170        $145,258
Foreign currency translation adjustment             (25,167)            55        (43,653)            (15)
                                                   --------        -------       --------        --------
Comprehensive income                               $ 98,041        $87,351       $200,517        $145,243
                                                   --------        -------       --------        --------
                                                   --------        -------       --------        --------

   Accumulated other comprehensive income at June 30, 1998 and December 31, 1997, is comprised solely of foreign currency translation adjustments.

6.  PARTNERSHIP INVESTMENT

     In November 1997, the Company purchased for approximately $97,000,000, a 49% limited partner interest in a limited partnership which was formed for the purpose of acquiring shares of WM Holdings common stock (prior to the Merger) on the open market. The limited partnership purchased shares of WM Holdings common stock during November 1997 and sold substantially all of such shares in March 1998. For the six months ended June 30, 1998, the Company recorded other income of $28,124,000 ($16,875,000 after tax, or $0.07 per share on a diluted basis) for its equity in the earnings of the limited partnership.

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

     LITIGATION - As of June 30, 1998, the Company or its subsidiaries has been notified that they are potentially responsible parties ("PRPs") in connection with eight locations listed on the Superfund National Priorities List ("NPL"). None of the eight NPL sites at which claims have been made against the Company are owned by the Company, and they are at different procedural stages under Superfund. At six of the NPL sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy. At the others, where investigations have not been completed, remedies have not been selected or responsible parties have been unable to reach an agreement, the Company's liability is less certain. While the Company, based on its status reviews of its PRP claims, does not currently anticipate that the amount of such liabilities will have a material adverse effect on the Company's operations, financial condition or cash flows, the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time.

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

     The Company maintains workers' compensation insurance in accordance with laws of the various states and countries in which it has employees. The Company also currently has an environmental impairment liability ("EIL") insurance policy for certain of its landfills, transfer stations, and recycling facilities that provides coverage for property damages and/or bodily injuries to third parties caused by off-site pollution emanating from such landfills, transfer stations, or recycling facilities. This policy provides $5,000,000 of coverage per loss with a $10,000,000 aggregate limit. Upon consummation of the Merger (see Note 9), this policy was amended to provide $10,000,000 of coverage per loss with a $20,000,000 aggregate limit.

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

8.  NEW ACCOUNTING PRONOUNCEMENTS

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

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public

Accountants issued Statement of Position 98-5, ACCOUNTING FOR THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Activities related to mergers or acquisitions are not considered start-up activities, and therefore SOP 98-5 does not change the accounting for such items. SOP 98-5 is effective for financial statements for years beginning after December 15, 1998. Management is currently assessing the impact that the adoption of SOP 98-5 will have on the Company's financial position, results of operations and cash flows.

9.  THE MERGER

     On July 16, 1998, the Company consummated the Merger with WM Holdings (formerly Waste Management, Inc.) accounted for as a pooling of interests. Under the terms of the agreement, the Company issued 0.725 of a share of its common stock for each outstanding share of WM Holdings common stock. The Merger increased the Company's outstanding shares of common stock by approximately 354,000,000 shares. The Combined Company is a leading international provider of waste management and related services to governmental, residential, commercial and industrial customers in the United States and selected international markets. The corporate headquarters of the Combined Company is located in Houston, Texas, and John E. Drury, the Company's Chairman of the Board and Chief Executive Officer, is the Chief Executive Officer of the Combined Company. Robert S. Miller, WM Holding's Chief Executive Officer and Chairman of the Board, is the non-executive Chairman of the Board for the Combined Company for a twelve month term, after which, Mr. Drury will become the Chairman of the Board and continue as Chief Executive Officer. Rodney R. Proto, the Company's President and Chief Operating Officer, and Earl E. DeFrates, the Company's Executive Vice President and Chief Financial Officer, have been appointed to their respective positions with the Combined Company. See Part II, Item 5, of this Form 10-Q for supplemental financial information on the Combined Company.

10.  SUBSEQUENT EVENTS

     On June 29, 1998, WM Holdings announced that it had reached an agreement to acquire the publicly owned shares of its subsidiary, Waste Management International plc ("WM International"). Under the agreement, holders of the approximately 20% of outstanding shares of WM International not currently owned by the Combined Company will receive 345 pence in cash for each share held. The agreement values each WM International American Depository Receipt ("ADR"), each representing two WM International ordinary shares, at approximately $11.50 based on the exchange rate at the time of the announcement. As the agreement is priced in pounds sterling, the U.S. dollar value of the agreement will fluctuate with the pound-dollar exchange rate. Closing of the transaction is subject to approval by the WM International minority shareholders, approval of the English High Court and satisfaction of other customary items, however, is expected to occur in the fourth quarter of 1998.

     On July 17, 1998, the Company issued $600,000,000 of 7% senior notes, due on July 15, 2028 (the "7% Notes") and $600,000,000 of 6 1/8% mandatorily tendered senior notes, due on July 15, 2011 (the "6 1/8% Notes"). The 7% Notes are redeemable, in whole or in part, at the option of the Company at any time and from time to time at the redemption price, as defined. The
6 1/8% Notes are subject to certain mandatory tender features as described in the indenture. The proceeds from the 7% Notes and 6 1/8% Notes were used to repay outstanding indebtedness under the Company's senior revolving credit facility. Interest on the 7% Notes and 6 1/8% Notes is payable semi-annually on January 15 and July 15.

     Upon consummation of the Merger, the Combined Company entered into a syndicated loan facility in the amount of $3,000,000,000, which was an addition to the Company's existing $2,000,000,000 senior revolving credit facility. The syndicated loan facility is renewable annually and provides for a one-year term option at the Company's request. The facility is available for the issuance of commercial paper and borrowings and up to $800,000,000 of standby letters of credit. The applicable interest rate, facility fee and covenant restrictions for the syndicated loan facility are similar to those contained in the Company's existing senior revolving credit facility which was amended to provide for the Merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On July 16, 1998, USA Waste Services, Inc. (this registrant) consummated a merger with Waste Management, Inc. (collectively the "Combined Company") accounted for as a pooling of interests pursuant to which USA Waste Services, Inc. issued 0.725 of a share of its common stock for each outstanding share of Waste Management, Inc. common stock (the "Merger"). At the effective time of the Merger, Waste Management, Inc. changed its name to Waste Management Holdings, Inc. ("WM Holdings") and USA Waste Services, Inc. changed its name to Waste Management, Inc. (herein referred to as "Waste Management" or the "Company"). The financial information and disclosures included in Part I, Item 2 of this Form 10-Q presents the Company prior to the consummation of the Merger. Certain supplemental financial information regarding the Combined Company is included in Part II, Item 5 of this Form 10-Q.

     The following discussion reviews the Company's operations for the three and six months ended June 30, 1998 and 1997, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes thereto included elsewhere herein as well as the Company's Consolidated Financial Statements and related notes thereto included in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under "Business - Factors Influencing Future Results and Accuracy of Forward-Looking Statements" included in Part I,
Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

INTRODUCTION

     The Company provides nonhazardous solid waste management services, consisting of collection, transfer, disposal, recycling, and other miscellaneous services in various locations throughout the United States, Canada, and Puerto Rico. Since August 1990, the Company has experienced significant growth principally through the acquisition and integration of solid waste businesses and is the third largest nonhazardous solid waste management company in North America, as measured by revenues for the 1997 fiscal year. As of June 30, 1998, the Company owned or operated an extensive network of landfills, transfer stations, and collection operations serving in excess of nine million customers.

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

                                                       Period to Period              Period to Period
                                                        Change for the                Change for the
                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                        1998 and 1997                  1998 and 1997
                                                   ----------------------        -----------------------
                                                      $                %            $                 %
                                                   --------          ----        --------           ----
Statement of Operations:
Operating revenues                                 $225,819          34.4%       $534,775           47.9%
                                                   --------                      --------
Costs and expenses:
     Operating (exclusive of depreciation
       and amortization shown below)                 97,616           28.7        253,790            43.6
     General and administrative                      11,950           16.7         40,189            32.0
     Depreciation and amortization                   24,200           32.1         54,132            41.1
     Merger costs                                     2,042           62.6             46             0.9
                                                   --------                      --------
                                                    135,808           27.7        348,157            41.3
                                                   --------                      --------
Income from operations                               90,011           54.3        186,618            68.4
                                                   --------                      --------
Other income (expense):
     Interest expense                               (27,619)        (109.7)       (49,889)         (120.9)
     Interest and other income, net                   3,211           56.0         33,562           293.5
                                                   --------                      --------
                                                    (24,408)        (125.6)       (16,327)          (54.7)
                                                   --------                      --------
Income before income taxes and
     extraordinary item                              65,603           44.9        170,291            70.0
Provision for income taxes                           25,791           43.8         67,479            68.9
                                                   --------                      --------
Income before extraordinary item                     39,812           45.6        102,812            70.8
Extraordinary item                                   (3,900)        (100.0)        (3,900)         (100.0)
                                                   --------                      --------
Net income                                          $35,912           41.1%      $ 98,918            68.1%
                                                   --------                      --------
                                                   --------                      --------
Supplementary Data:
EBITDA (1)                                         $114,211           47.4 %     $240,750            59.5%
                                                   --------                      --------
                                                   --------                      --------
EBITDA, excluding merger costs (1)                 $116,253           47.6 %     $240,796            58.8%
                                                   --------                      --------
                                                   --------                      --------

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

     The following table presents, for the periods indicated, the percentage relationship that the various Condensed Consolidated Statements of Operations line items and certain supplementary data bear to operating revenues:

                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                  ---------------------------    -------------------------
                                                      1998           1997          1998             1997
                                                      ----           ----          ----             ----
STATEMENT OF OPERATIONS:
Operating revenues
     Collection                                        61.5%          62.9%          62.7%           60.6%
     Transfer                                          12.3           10.0           12.1            10.3
     Disposal                                          23.2           23.7           22.2            24.9
     Other                                              3.0            3.4            3.0             4.2
                                                      -----          -----          -----           -----
                                                      100.0          100.0          100.0           100.0
                                                      -----          -----          -----           -----
Costs and expenses:
     Operating (exclusive of depreciation
     and amortization shown below)                     49.6           51.8           50.6            52.1
     General and administrative                         9.5           11.0           10.0            11.2
     Depreciation and amortization                     11.3           11.5           11.3            11.8
     Merger costs                                       0.6            0.5            0.3             0.5
                                                      -----          -----          -----           -----
                                                       71.0           74.8           72.2            75.6
                                                      -----          -----          -----           -----
Income from operations                                 29.0           25.2           27.8            24.4
                                                      -----          -----          -----           -----
Other income (expense):
     Interest expense                                  (6.0)          (3.8)          (5.5)           (3.7)
     Interest and other income, net                     1.0            0.9            2.7             1.1
                                                      -----          -----          -----           -----
                                                       (5.0)          (2.9)          (2.8)           (2.6)
                                                      -----          -----          -----           -----
Income before income taxes and
     extraordinary item                                24.0           22.3           25.0            21.8
Provision for income taxes                              9.6            9.0           10.0             8.8
                                                      -----          -----          -----           -----
Income before extraordinary item                       14.4           13.3           15.0            13.0
Extraordinary item                                     (0.4)            --           (0.2)             --
                                                      -----          -----          -----           -----
Net income                                             14.0%          13.3%          14.8%           13.0%
                                                      -----          -----          -----           -----
                                                      -----          -----          -----           -----
SUPPLEMENTARY DATA:
EBITDA (1)                                             40.3%          36.7%          39.1%           36.2%
                                                      -----          -----          -----           -----
                                                      -----          -----          -----           -----
EBITDA, excluding merger costs (1)                     40.9%          37.2%          39.4%           36.7%
                                                      -----          -----          -----           -----
                                                      -----          -----          -----           -----

(1) EBITDA represents income from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

 OPERATING REVENUES

   For the three and six months ended June 30, 1998, operating revenues increased $225,819,000, or 34.4%, and $534,775,000, or 47.9%, respectively, as compared to the corresponding prior year period. The increase in operating revenues is primarily attributable to the effects of acquisitions of domestic and Canadian solid waste businesses and the internal growth of comparable operations. Acquisitions during 1998 of solid waste businesses operating in the United States and the effect of such acquisitions consummated during 1997 accounted for increases in operating revenues of $204,800,000, or 31.2% for the three months ended June 30, 1998, and $459,600,000, or 41.2% for the six months ended June 30, 1998. Acquisitions primarily during 1997 of solid waste businesses operating in Canada accounted for increases in operating revenues of $23,900,000, or 3.6% for the three months ended June 30, 1998, and $99,900,000, or 8.9% for the six months ended June 30, 1998. Internal growth of comparable operations resulted in increases in operating revenues of $57,500,000, or 8.8% for the three months ended June 30, 1998, and $97,700,000, or 8.7% for the six months ended June 30, 1998. Internal growth was comprised of 3.1% price and 5.7% volume for the three months ended June 30, 1998, and 3.1% price and 5.6% volume for the six months ended June 30, 1998. The foreign currency translation differences between the U.S. and Canadian dollars had the effect of decreasing operating revenues by $4,544,000 and $9,319,000 for the three and six months ended June 30, 1998, respectively. The remaining decrease in operating revenues was primarily the result of dispositions during 1997 of certain non-core businesses and non-strategically located solid waste operations.

   The Company's one line of business, integrated solid waste management, encompasses the entire waste stream from collection to transfer station to landfill. As a percentage of total operating revenues, the Company's mix between collection, transfer station, and landfill, reflects an increase in collection and transfer station operations and a decrease in landfill operations for the six months ended June 30, 1998, as compared to the corresponding prior year period. This change is primarily the result of the Company's acquisitions of businesses with large collection operations, including the Canadian solid waste businesses of both Allied Waste Industries, Inc. in March 1997 and WM Holdings in June 1997, the Company's on-going tuck-in acquisition program, and the Company's efforts to improve its waste internalization through the acquisition and construction of strategically located transfer stations.

   As a result of the Company's large investments during 1997 in Canadian solid waste businesses, operating revenues from foreign operations have increased significantly as a percentage of total operating revenues from 1997 to 1998. The following table summarizes for these periods the Company's operating revenues by geographic area and the percentage relationship of operating revenues by geographic area to total operating revenues (dollars in thousands):

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                    ---------------------------------------------    ---------------------------------------------
                                            1998                     1997                    1998                   1997
                                    --------------------      -------------------    ---------------------   ---------------------
United States and Puerto
  Rico                              $771,409       87.5%      $631,948      96.3%    $1,447,964      87.7%   $1,060,999      95.0%
Canada                               110,635       12.5         21,136       3.2        203,520      12.3        49,908       4.5
Mexico                                    --         --          3,141       0.5             --        --         5,802       0.5
                                    --------      -----       --------     -----     ----------     -----    ----------     -----
     Total operating revenues       $882,044      100.0%      $656,225     100.0%    $1,651,484     100.0%   $1,116,709     100.0%
                                    --------      -----       --------     -----     ----------     -----    ----------     -----
                                    --------      -----       --------     -----     ----------     -----    ----------     -----

 OPERATING COSTS AND EXPENSES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

   Operating costs and expenses increased $97,616,000, or 28.7% and $253,790,000, or 43.6% for the three and six months ended June 30, 1998, respectively, as compared to the corresponding periods of 1997. However, as a percentage of operating revenues, operating costs and expenses decreased from 51.8% to 49.6% for the three months ended June 30, 1997 and 1998, respectively, and decreased from 52.1% to 50.6% for the six months ended June 30, 1997 and 1998, respectively. The improvements in the operating margins reflect operating synergies realized from the Company's tuck-in acquisition program, its merger with United Waste Systems, Inc. ("United") in August 1997 and the results of the Company's internal growth for the respective periods. Additionally, the improvements in the operating margins reflect cost reductions realized from the Company's efforts to increase its utilization of internal disposal capacity, which improved from 49.9% to 56.0% for the three months ended June 30, 1997 and 1998, respectively, and from 51.7% to 55.5% for the six months ended June 30, 1997 and 1998, respectively.

 GENERAL AND ADMINISTRATIVE

   General and administrative expenses increased $11,950,000, or 16.7% and $40,189,000, or 43.6% for the three and six months ended June 30, 1998, respectively, as compared to the respective prior year periods. However, as a percentage of operating revenues, general and administrative expenses have decreased from 11.0% to 9.5% for the three months ended June 30, 1997 and 1998, respectively, and decreased from 11.2% to 10.0% for the six months ended June 30, 1997 and 1998, respectively. The decrease in general and administrative expenses as a percentage of operating revenues is the result of the Company's ability to integrate acquisitions of solid waste businesses without a proportionate increase in general and administrative expenses as well as cost reductions resulting from the Company's merger with United in August 1997.

 DEPRECIATION AND AMORTIZATION

   Depreciation and amortization expense increased $24,200,000, or 32.1% and $54,132,000, or 41.1% for the three and six months ended June 30, 1998, respectively, as compared to the corresponding prior year periods. The increase is primarily due to the effect of acquisitions of solid waste businesses during 1997 and 1998, and increases landfill volumes from internal growth and higher internalization. The average tons per day for the three months ended June 30, 1997 and 1998, increased from 129,500 to 174,300, respectively, and increased from 115,200 to 159,400 for the six months ended June 30, 1997 and 1998, respectively. As a percentage of operating revenues, depreciation and amortization was consistent for the periods presented. The incremental depreciation and amortization due to the improved utilization of internal disposal capacity was offset by the improved utilization of equipment through internal growth in collection and disposal operations.

 MERGER COSTS

   In the first and second quarter of 1997, the Company recorded expenses of $1,996,000 and $3,263,000, respectively, related to the acquisition of solid waste businesses accounted for under the pooling of interests method of accounting. For the three months ended June 30, 1998, the Company recorded merger related expenses of $5,305,000 for the acquisition of solid waste businesses accounted for as poolings of interests, including the Company's merger with TransAmerican Waste Industries, Inc. ("TransAmerican"), which was consummated in May 1998.

 INCOME FROM OPERATIONS

   Income from operations increased $90,011,000, or 54.3% for the three months ended June 30, 1998, and increased $186,618,000, or 68.4% for the six months ended June 30, 1998, as compared to the respective prior year periods due to the reasons discussed above. As a percentage of operating revenues, income from operations, exclusive of merger costs, increased from 25.7% to 29.6% and from 24.9% to 28.1% for the three and six months ended June 30, 1997 and 1998, respectively. The improvement is a result of economies of scale realized by the Company from recent mergers and acquisitions, increased utilization of internal disposal capacity, and improvements in comparable operations.

 OTHER INCOME AND EXPENSES

   Other income and expenses consists of interest expense, interest income, and other income. Interest costs, including amounts capitalized, increased due to the increases in the Company's outstanding indebtedness. Interest capitalized for the three and six months ended June 30, 1998, was $7,955,000 and $14,261,000, respectively, as compared to $5,814,000 and $11,627,000 for the three and six months ended June 30, 1997, respectively. The increase in capitalized interest is primarily due to development activity at landfills acquired during 1997 and the first six months of 1998. Included in other income for the six months ended June 30, 1998, was $28,124,000 ($16,875,000 after tax or $0.07 per share on a diluted basis), representing the Company's equity in earnings of a partnership formed in 1997 for the purpose of acquiring common stock of WM Holdings in the open market.

 PROVISION FOR INCOME TAXES

   The Company recorded a provision for income taxes of $84,738,000 and $165,380,000 for the three and six months ended June 30, 1998, respectively, and $58,947,000 and $97,901,000 for the three and six months ended June 30, 1997, respectively. The difference in the provision for income taxes at the federal statutory rate and the recorded amounts for the periods presented is primarily due to state and local income taxes.

 EXTRAORDINARY ITEM

     During the second quarter of 1998, the Company recorded an extraordinary loss related to the early retirement of debt. The outstanding debt of approximately $40,000,000 that was retired was assumed as part of the merger with TransAmerican that was consummated in May 1998, and had an average interest rate of approximately 9.0%. The extraordinary item, before income taxes, was comprised of $1,811,000 for prepayment penalties and other fees and $4,689,000 for the write-off of unamortized discount and debt issuance costs.

 NET INCOME

   For the three and six months ended June 30, 1998, respectively, net income was $123,208,000 and $244,170,000, or $0.52 and $1.04 per share on a diluted basis as compared to $87,296,000 and $145,258,000, or $0.40 and $0.69 for the
respective prior year periods. Excluding the extraordinary item and the Company's equity in earnings of a partnership discussed above, diluted earnings per share was $0.55 and $1.00 for the three and six months ended June 30, 1998, respectively.

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

     As of June 30, 1998, the Company had working capital of $200,276,000 (a ratio of current assets to current liabilities of 1.35:1) and a cash balance of $44,990,000 which compares to working capital of $86,736,000 (a ratio of current assets to current liabilities of 1.15:1) and a cash balance of $51,241,000 as of December 31, 1997. For the six months ended June 30, 1998, net cash from operating activities was approximately $49,285,000 and net cash from financing activities was approximately $1,250,095,000, as compared to $105,576,000 and $1,231,674,000, respectively, for the corresponding prior year period. Net cash from operating activities and financing activities was primarily used to fund acquisitions of businesses of $1,272,430,000 and $1,168,677,000 and for capital expenditures of $214,583,000 and $208,738,000 for the six months ended June 30, 1998 and 1997, respectively.
For the six months ended June 30, 1998, net cash flows from investing activities included a cash distribution of $131,803,000 from a partnership, of which the Company owned a 49% interest, that was formed for the purpose of acquiring common stock of WM Holdings in the open market (see "Recent Developments").

     In general, the Company's capital expenditures and working capital requirements have increased reflecting the Company's business strategy of growth through acquisitions and development projects. The Company intends to finance the remainder of its 1998 capital expenditures through internally generated cash flow and amounts available under its senior revolving credit facility.

SIGNIFICANT FINANCING EVENTS

     On August 7, 1997, the Company entered into a $2,000,000,000 senior revolving credit facility with a consortium of banks (the "Credit Facility"). The Credit Facility is used for general corporate purposes including borrowings and standby letters of credit and principal reductions are not required for the Credit Facility during its five-year term. The Credit Facility requires a facility fee not to exceed 0.30% per annum and loans under the Credit Facility bear interest at a rate based on the Eurodollar rate plus a spread not to exceed 0.575% per annum. At December 31, 1997, the Company had borrowed $430,000,000 and had issued letters of credit of $467,029,000 under the Credit Facility. The applicable interest rate and facility fee at December 31, 1997, was 6.1% and 0.1125% per annum, respectively.

     At June 30, 1998, the Company had borrowed $1,458,000,000 and had issued letters of credit of $472,786,000 under the Credit Facility. The applicable interest rate and facility fee was 5.925% and 0.1125%, respectively, at June 30, 1998.

ACQUISITION ACTIVITY FOR THE SIX MONTHS ENDED JUNE 30, 1998

     On January 14, 1998, the Company acquired the solid waste divisions of City Management Holding Trust ("City Management") for approximately $810,000,000 consisting of cash paid, and liabilities and debt assumed. The businesses acquired are primarily located in the state of Michigan and include several collection operations, landfills, and transfer stations. This acquisition was accounted for using the purchase method of accounting.

     On May 6, 1998, the Company consummated a merger with TransAmerican accounted for as a pooling of interests, pursuant to which the Company issued approximately 1,975,000 shares of its common stock in exchange for all outstanding shares of TransAmerican. Periods reported prior to the consummation of this transaction were not restated to include the accounts and operations of TransAmerican as the combined results would not be materially different from the results as previously presented. The businesses acquired include five collection operations, nine landfills, and two transfer stations located throughout the southern United States.

     On June 18, 1998, the Company acquired the solid waste businesses of American Waste Systems, Inc., for approximately $150,000,000 in cash. The businesses acquired include three landfills and one collection operation located in Ohio. This acquisition was accounted for using the purchase method of accounting.

     In addition to the aforementioned acquisitions, during the six months ended June 30, 1998, the Company acquired 7 landfills, 84 collection businesses, and 8 transfer stations for approximately $411,000,000 in cash, liabilities incurred and debt assumed, and approximately 1,990,000 shares of the Company's common stock in business combinations during the six months ended June 30, 1998, primarily accounted for under the purchase method of accounting.

RECENT DEVELOPMENTS

     On July 16, 1998, the Company consummated the Merger with WM Holdings accounted for as a pooling of interests. Under the terms of the agreement, the Company issued 0.725 of a share of its common stock for each outstanding share of WM Holdings common stock. The Merger increased the Company's outstanding shares of common stock by approximately 354,000,000 shares. The Combined Company is a leading international provider of waste management and related services to governmental, residential, commercial and industrial customers in the United States and selected international markets. The corporate headquarters of the Combined Company is located in Houston, Texas, and John E. Drury, the Company's Chairman of the Board and Chief Executive Officer, is the Chief Executive Officer of the Combined Company. Robert S. Miller, WM Holding's Chief Executive Officer and Chairman of the Board, has become the non-executive Chairman of the Board for the Combined Company for a twelve month term, after which, Mr. Drury will become the Chairman of the Board and continue as Chief Executive Officer. Rodney R. Proto, the Company's President and Chief
Operating Officer, and Earl E. DeFrates, the Company's Executive Vice
President and Chief Financial Officer, have been appointed to their respective positions with the Combined Company. See Part II, Item 5, of this Form 10-Q for supplemental financial information on the Combined Company.

     On June 29, 1998, WM Holdings announced that it had reached an agreement to acquire the publicly owned shares of its subsidiary, Waste Management International plc ("WM International"). Under the agreement, holders of the approximately 20% of outstanding shares of WM International not currently owned by the Combined Company will receive 345 pence in cash for each share held. The agreement values each WM International American Depository Receipt ("ADR"), each representing two WM International ordinary shares, at approximately $11.50 based on the exchange rate at the time of the announcement. As the agreement is priced in pounds sterling, the U.S. dollar value of the agreement will fluctuate with the pound-dollar exchange rate. Closing of the transaction is subject to approval by the WM International minority shareholders, approval of the English High Court and satisfaction of other customary items, however, is expected to occur in the fourth quarter of 1998.

     On July 17, 1998, the Company issued $600,000,000 of 7% senior notes, due on July 15, 2028 (the "7% Notes") and $600,000,000 of 6-1/8% mandatorily tendered senior notes, due on July 15, 2011 (the "6-1/8% Notes"). The 7% Notes are redeemable, in whole or in part, at the option of the Company at any time and from time to time at the redemption price, as defined. The 6-1/8% Notes are subject to certain mandatory tender features as described in the indenture. The proceeds from the 7% Notes and 6-1/8% Notes were used to repay outstanding indebtedness under the Company's senior revolving credit facility. Interest on the 7% Notes and 6-1/8% Notes is payable semi-annually on January 15 and July 15.

     Upon consummation of the Merger, the Combined Company entered into a syndicated loan facility in the amount of $3,000,000,000, which was an addition to the Company's existing $2,000,000,000 senior revolving credit facility. The syndicated loan facility is renewable annually and provides for a one-year term option at the Company's request. The facility is available for the issuance of commercial paper and borrowings and up to $800,000,000 of standby letters of credit. The applicable interest rate, facility fee and covenant restrictions for the syndicated loan facility are similar to those contained in the Company's existing senior revolving credit facility which was amended to provide for the Merger.

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

     On August 4, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission to provide for the issuance of up to 20,000,000 shares of the Company's common stock that may be offered and issued by the Company from time to time in connection with the acquisition directly or indirectly by the Company of other businesses or properties or interests therein, and which may be reserved for issuance pursuant to, or offered and issued upon exercise or conversion of, warrants, options, convertible notes, or other similar instruments issued by the Company from time to time in connection with such acquisitions. As of August 10, 1998, the Company had approximately 15,000,000 shares of its common stock available for future offerings and issuances under this shelf registration statement.

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

2000 DATE CONVERSION

   In 1997, the Company began to modify its computer information systems to ensure proper processing of transactions relating to the year 2000 and beyond and expects to complete the required modifications during 1998. The amount charged to expense during the three and six months ended June 30, 1998 and 1997, as well as the amounts anticipated to be charged to expense during the remainder of 1998 related to the year 2000 computer compliance modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

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

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, ACCOUNTING FOR THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Activities related to mergers or acquisitions are not considered start-up activities, and therefore SOP 98-5 does not change the accounting for such items. SOP 98-5 is effective for financial statements for years beginning after December 15, 1998. Management is currently assessing the impact that the adoption of SOP 98-5 will have on the Company's financial position, results of operations and cash flows.

PART II.
ITEM 1.  LEGAL PROCEEDINGS.

     As of June 30, 1998, the Company or its subsidiaries has been notified that they are potentially responsible parties ("PRPs") in connection with eight locations listed on the Superfund National Priorities List ("NPL"). None of the eight NPL sites at which claims have been made against the Company are owned by the Company, and they are at different procedural stages under Superfund. At six of the NPL sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy. At the others, where investigations have not been completed, remedies not selected or responsible parties have been unable to reach agreement, the Company's liability is less certain. While the Company, based on its status reviews of its PRP claims, does not currently anticipate that the amount of such liabilities will have a material adverse effect on the Company's operations, financial condition or cash flows, the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's Annual Meeting of Stockholders held on May 19, 1998, a proposal to elect the nominees listed in the following table as directors of the Company was submitted to a vote of the Company's stockholders. The following table also shows the results of voting as to each nominee:

            Nominee                Votes For   Votes Withheld
            -------                ---------   --------------
            Richard D. Kinder     178,647,374     2,974,536
            Larry J. Martin       178,721,692     2,900,218
            Rodney R. Proto       178,673,684     2,948,226
            Alexander W. Rangos   178,557,811     3,064,099

     At the same meeting, a proposal to approve an increase in the number of shares available for grant under the Company's 1993 Stock Incentive Plan by 10,000,000 shares was submitted to a vote of the Company's stockholders. The proposal was adopted by the stockholders. The voting was as follows:

                                                               VOTES
                                               VOTES FOR      AGAINST     ABSTENTIONS
                                               ---------      -------     -----------
Approve increase in shares available for
   grant under the Company's 1993
   Stock Incentive Plan                        173,765,268    6,743,050     1,113,592

ITEM 5.  OTHER INFORMATION.

     On July 16, 1998, USA Waste Services, Inc. (this registrant) consummated a merger transaction with Waste Management, Inc. accounted for as a pooling of interests pursuant to which USA Waste Services, Inc. issued 0.725 of a share of its common stock for each outstanding share of Waste Management, Inc. (the "Merger"). At the effective time of the Merger, Waste Management, Inc. changed its name to Waste Management Holdings, Inc. (herein referred to as "WM Holdings") and USA Waste Services, Inc. changed its name to Waste Management, Inc. (herein referred to as "Waste Management" or the "Company"). The following supplemental condensed consolidated balance sheets of Waste Management as of June 30, 1998 and December 31, 1997, and the related supplemental condensed consolidated statements of operations for the three and six months ended June 30, 1998 and 1997 are presented for informational purposes. Generally accepted accounting principles proscribe giving effect to a consummated business combination accounted for by the pooling of interests method in historical financial statements that do not include the date of consummation. The supplemental unaudited condensed consolidated financial statements do not extend through the date of consummation of the Merger; however, they will become the historical consolidated financial statements of the Company after financial statements covering the date of consummation of the Merger are issued. These financial statements do not give effect to any divestitures of business units which are required by the antitrust regulatory authorities or to any cost savings which may result from the integration of the previously separate operations, nor do such financial statements include the nonrecurring costs directly related to the Merger which are expected to be included in the Company's operations within the twelve months following the Merger. Such nonrecurring costs have yet to be determined, however are expected to be significant.

                               WASTE MANAGEMENT, INC.
                 SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Par Value Amounts)
                                    (Unaudited)
                                       ASSETS

                                                                          June 30,                      December 31,
                                                                            1998                            1997
                                                                         -----------                    -----------
Current assets:

     Cash and cash equivalents                                           $   268,305                    $   184,052
     Short-term investments                                                    1,462                         59,296
     Accounts receivable, net                                              2,079,857                      1,956,593
     Notes and other receivables                                             104,311                         89,345
     Deferred income taxes                                                    41,924                         52,592
     Costs and estimated earnings in excess of
          billings on uncompleted projects                                   134,672                        158,610
     Prepaid expenses and other                                              366,504                        300,404
                                                                         -----------                    -----------
          Total current assets                                             2,997,035                      2,800,892


Notes and other receivables                                                  120,004                        128,105
Property and equipment, net                                               12,127,923                     11,104,440
Excess of cost over net assets of acquired businesses, net                 5,603,141                      4,658,818
Other intangible assets, net                                                 146,052                        118,653
Net assets of continuing businesses held for sale                            142,121                        154,384
Other assets                                                                 863,583                        978,086
                                                                         -----------                    -----------
          Total assets                                                   $21,999,859                    $19,943,378
                                                                         -----------                    -----------
                                                                         -----------                    -----------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                    $   866,099                    $   995,223
     Accrued liabilities                                                   1,853,763                      1,881,085
     Deferred revenues                                                       299,468                        296,996
     Current maturities of long-term debt                                  1,361,643                      1,587,751
                                                                         -----------                    -----------
          Total current liabilities                                        4,380,973                      4,761,055
Long-term debt, less current maturities                                    9,286,271                      7,803,000
Deferred income taxes                                                        552,161                        517,612
Closure, post-closure, and other liabilities                               2,043,188                      1,945,770
                                                                         -----------                    -----------
          Total liabilities                                               16,262,593                     15,027,437
                                                                         -----------                    -----------

Minority interest in subsidiaries                                            740,581                      1,110,681
                                                                         -----------                    -----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000
          shares authorized; none issued                                          --                             --
     Common stock, $.01 par value;
          1,500,000,000 shares authorized; 591,309,092
          and 585,454,260 shares issued, respectively                          5,913                          5,855
     Additional paid-in capital                                            4,054,674                      3,828,475
     Retained earnings                                                     2,265,733                      1,933,929
     Accumulated other comprehensive income                                 (336,858)                      (283,193)
     Restricted stock unearned compensation                                   (9,209)                       (11,102)
     Less treasury stock at cost, 14,151,859 and
          34,239,062 shares, respectively                                   (602,545)                    (1,369,329)
     Less employee stock benefit trust at market,
          7,892,612 shares                                                  (381,023)                      (299,375)
                                                                         -----------                    -----------
          Total stockholders' equity                                       4,996,685                      3,805,260
                                                                         -----------                    -----------
          Total liabilities and stockholders' equity                     $21,999,859                    $19,943,378
                                                                         -----------                    -----------
                                                                         -----------                    -----------

                               See accompanying notes.

                               WASTE MANAGEMENT, INC.
            SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Amounts)
                                    (Unaudited)

                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                              1998           1997           1998            1997
                                                           ----------     ----------     ----------      ----------
Operating revenues                                         $3,175,177     $2,989,533     $6,076,238      $5,655,002
                                                           ----------     ----------     ----------      ----------
Costs and expenses:
     Operating (exclusive of depreciation and
          amortization shown below)                         1,865,559      1,809,929      3,623,266       3,505,762
     General and administrative                               370,092        328,601        709,831         631,859
     Depreciation and amortization                            381,606        326,379        733,064         630,818
     Merger costs                                               5,305          3,263         11,147           5,259
     Unusual items                                                 --         47,790             --          69,611
(Income) loss from continuing operations
     held for sale, net of minority interest                   (4,986)         4,249         (2,570)          4,130
                                                           ----------     ----------     ----------      ----------
                                                            2,617,576      2,520,211      5,074,738       4,847,439
                                                           ----------     ----------     ----------      ----------
Income from operations                                        557,601        469,322      1,001,500         807,563
                                                           ----------     ----------     ----------      ----------
Other income (expense):
     Interest expense                                        (172,020)      (136,317)      (325,962)       (267,470)
     Minority interest                                        (12,864)       (27,943)       (38,166)        (55,018)
     Interest and other income, net                            47,075         48,194        123,507         201,700
                                                           ----------     ----------     ----------      ----------
                                                             (137,809)      (116,066)      (240,621)       (120,788)
                                                           ----------     ----------     ----------      ----------
Income from continuing operations
     before income taxes                                      419,792        353,256        760,879         686,775
Provision for income taxes                                    179,340        181,899        341,155         343,124
                                                           ----------     ----------     ----------      ----------
Income from continuing operations                             240,452        171,357        419,724         343,651
Discontinued operations:
     Income from gain on disposal or from reserve
          adjustment, net of applicable income taxes and
          minority interest of $82,080 and $82,073 for the
          three and six months ended June 30, 1997,
          respectively                                             --          7,561             --           8,208
                                                           ----------     ----------     ----------      ----------
Income before extraordinary item                              240,452        178,918        419,724         351,859
Extraordinary item related to early
     retirement of debt, net of tax benefit of $2,600          (3,900)            --         (3,900)             --
                                                           ----------     ----------     ----------      ----------
Net income                                                 $  236,552     $  178,918     $  415,824      $  351,859
                                                           ----------     ----------     ----------      ----------
                                                           ----------     ----------     ----------      ----------
Basic earnings per common share:
     Continuing operations                                 $     0.43     $     0.32     $     0.76      $     0.64
     Discontinued operations                                       --           0.01             --            0.01
     Extraordinary item                                         (0.01)            --          (0.01)             --
                                                           ----------     ----------     ----------      ----------
     Net income                                            $     0.42     $     0.33     $     0.75      $     0.65
                                                           ----------     ----------     ----------      ----------
                                                           ----------     ----------     ----------      ----------
Diluted earnings per common share:
     Continuing operations                                 $     0.42     $     0.31     $     0.74      $     0.62
     Discontinued operations                                       --           0.01             --            0.01
     Extraordinary item                                         (0.01)            --          (0.01)             --
                                                           ----------     ----------     ----------      ----------
     Net income                                            $     0.41      $    0.32     $     0.73      $     0.63
                                                           ----------     ----------     ----------      ----------
                                                           ----------     ----------     ----------      ----------

                                    See accompanying notes.

                               WASTE MANAGEMENT, INC.
                    NOTES TO SUPPLEMENTAL CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The supplemental condensed consolidated financial statements present the issuance of the Company's common stock in exchange for all outstanding shares of WM Holdings common stock, and the Merger accounted for using the pooling of interests method of accounting pursuant to Opinion No. 16 of the Accounting Principles Board. The pooling of interests method of accounting assumes that the combining companies have been merged since their inception, and the historical financial statements for periods prior to consummation of the Merger are restated as though the companies have been combined from their inception.

     These financial statements do not give effect to any divestitures of business units which are required by the antitrust regulatory authorities or to any cost savings which may result from the integration of the previously separate operations, nor do such financial statements include the nonrecurring costs directly related to the Merger which are expected to be included in the Company's operations within the twelve months following the Merger. Such nonrecurring costs have yet to be determined, however are expected to be significant.

     Certain reclassifications have been made to the Company's and WM Holding's historical financial statements for purposes of the supplemental presentation. Such reclassifications are not material to the supplemental condensed consolidated financial statements.

2.   Supplemental Adjustments

Adjustments to the supplemental condensed consolidated financial statements were as follows:

     - In June 1997, WM Holdings sold a majority of its Canadian solid waste businesses to the Company and, as a result of such sale, recorded a pre-tax gain of approximately $61,331,000. The Company accounted for this transaction as a purchase business combination and allocated the purchase price to the assets acquired and liabilities assumed accordingly. Assuming that the Company and WM Holdings had been combined since their inception, the gain recorded by WM Holdings in 1997 has been eliminated and the basis recorded by the Company for assets acquired and liabilities assumed has been restored to WM Holding's historical book value. In addition, the Supplemental Condensed Consolidated Statement of Operations for the three and six months ended June 30, 1998 and 1997 have been adjusted for the effect of lower amortization as a result of restoring the book basis of the assets acquired and liabilities assumed by the Company to the historical book value of WM Holdings.

     - Adjustments have been made to conform the accounting for certain landfill related issues as if the Company and WM Holdings had been combined since their inception.

     - In November 1997, the Company purchased a 49% limited partner interest in a limited partnership, which was formed for the purpose of acquiring shares of WM Holdings common stock on the open market (prior to the Merger). The limited partnership purchased shares of WM Holdings common stock during November 1997 and sold substantially all of such shares in March 1998. For the six months ended June 30, 1998, the Company recorded other income of $28,124,000 for its equity in the earnings of the limited partnership. An adjustment has been made to reverse the Company's equity in the earnings of the limited partnership to account for the transaction as if the companies had been combined since their inception.

     - The stockholders' equity accounts have been adjusted to reflect the assumed issuance of 367,648,786 and 367,648,780 shares of the Company's common stock as of December 31, 1997 and June 30, 1998, respectively, for the 507,101,774 and 507,101,766 shares of WM Holding's common stock issued as of December 31, 1997 and June 30, 1998, respectively, based on an exchange ratio of 0.725 of a share of the Company's common stock for each share of WM Holdings common stock. As the WM Holdings treasury stock was cancelled upon the effective time of the merger, the actual number of shares of the Company's common stock to be issued pursuant to the Merger were based upon the number of shares of WM Holdings common stock issued and outstanding immediately prior to the consummation of the Merger.

     - Adjustments have been made to reclassify WM Holding's depreciation and amortization from operating expenses and general and administrative expenses to a separate line item to conform to the presentation of the Company.

     - Supplemental basic earnings per common share for each period are based on the combined weighted average number of common shares outstanding, after giving effect to the issuance of 0.725 of a share of the Company's common stock for each share of WM Holdings Common Stock. Supplemental diluted earnings per common share for each period are based on the combined weighted average number of common and dilutive potential common shares outstanding, after giving effect to the issuance of 0.725 of a share of the Company's common stock for each outstanding share of WM Holdings common stock. The combined weighted average shares outstanding used in the supplemental basic and diluted earnings per share calculations are net of the shares of WM Holdings common stock that are held by WM Holdings' employee stock benefit trust and are treated similar to treasury shares for earnings per share calculation purposes. The supplemental diluted earnings per share for the three months ended June 30, 1998 and 1997 have been calculated assuming conversion of certain convertible debt, and therefore interest (net of taxes) of approximately $7,600,000 and approximately $7,600,000, respectively, has been added back to income from continuing operations for this calculation. The supplemental diluted earnings per share for the six months ended June 30, 1998 and 1997 have been calculated assessing conversion of certain convertible debt, and therefore, interest (net of taxes) of approximately $15,100,000 and approximately $13,700,000, respectively, has been added back to income from continuing operations for this calculation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a) EXHIBITS:

  Exhibit No.*                        Description
  ------------                        -----------
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

     10.2      First Amendment dated as of March 6, 1998, to Amended and
               Restated Revolving Credit Agreement, among the Registrant, Bank of America National Trust and Savings Association, Morgan
               Guaranty Trust Company of New York and other financial institutions [Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998].

     10.3      Second Amendment dated as of July 16, 1998, to Amended and
               Restated Revolving Credit Agreement, among the Registrant, Bank of America National Trust and Savings Association, Morgan
               Guaranty Trust Company of New York and other financial institutions.

     10.4      Loan Agreement dated as of July 16, 1998, among the Registrant,
               Bank of America National Trust and Savings Association, Chase
               Bank of Texas, N.A., Deutsche Bank AG, New York Branch, Morgan
               Guaranty Trust Company of New York and other financial institutions.

     10.5      1993 Stock Incentive Plan, as Amended and Restated.

       12      Computation of Ratio of Earnings to Fixed Charges.

       27      Financial Data Schedule.

       ---------------
       * In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.

 (b) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed by the Company during the second quarter of 1998.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                  WASTE MANAGEMENT, INC.

                                  By: /s/ EARL E. DEFRATES
                                      -----------------------------
                                  Earl E. DeFrates,
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)

                                  By: /s/ BRUCE E. SNYDER
                                      -----------------------------
                                  Bruce E. Snyder,
                                  Vice President and
                                  Chief Accounting Officer
                                  (Principal Accounting Officer)

Date:     August 14, 1998

                                 INDEX TO EXHIBITS

 Exhibit No.*                       Description
 ------------                       -----------
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

     10.2      First Amendment dated as of March 6, 1998, to Amended and
               Restated Revolving Credit Agreement, among the Registrant, Bank of America National Trust and Savings Association, Morgan
               Guaranty Trust Company of New York and other financial institutions [Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998].

     10.3      Second Amendment dated as of July 16, 1998, to Amended and
               Restated Revolving Credit Agreement, among the Registrant, Bank of America National Trust and Savings Association, Morgan
               Guaranty Trust Company of New York and other financial institutions.

     10.4      Loan Agreement dated as of July 16, 1998, among the Registrant,
               Bank of America National Trust and Savings Association, Chase
               Bank of Texas, N.A., Deutsche Bank AG, New York Branch, Morgan
               Guaranty Trust Company of New York and other financial institutions.

     10.5      1993 Stock Incentive Plan, as Amended and Restated.

     12        Computation of Ratio of Earnings to Fixed Charges.

     27        Financial Data Schedule.

     ---------------
     * In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.