Form 10-Q/A
period 1998-06-30
WASTE MANAGEMENT INC
filed 1998-08-28
CIK 823768

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q/A
(MARK ONE)

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

                               WASTE MANAGEMENT, INC.
            SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Amounts)
                                    (Unaudited)

                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                              1998           1997           1998            1997
                                                           ----------     ----------     ----------      ----------
Operating revenues                                         $3,175,177     $2,989,533     $6,076,238      $5,655,002
                                                           ----------     ----------     ----------      ----------
Costs and expenses:
     Operating (exclusive of depreciation and
          amortization shown below)                         1,865,559      1,809,941      3,623,266       3,505,784
     General and administrative                               370,092        328,588        709,831         631,837
     Depreciation and amortization                            381,606        326,238        733,064         630,676
     Merger costs                                               5,305          3,263         11,147           5,259
     Unusual items                                                 --         47,790             --          69,611
(Income) loss from continuing operations
     held for sale, net of minority interest                   (4,986)         4,249         (2,570)          4,130
                                                           ----------     ----------     ----------      ----------
                                                            2,617,576      2,520,069      5,074,738       4,847,297
                                                           ----------     ----------     ----------      ----------
Income from operations                                        557,601        469,464      1,001,500         807,705
                                                           ----------     ----------     ----------      ----------
Other income (expense):
     Interest expense                                        (172,020)      (136,317)      (325,962)       (267,470)
     Minority interest                                        (12,864)       (27,943)       (38,166)        (55,018)
     Interest and other income, net                            47,075        (13,137)       123,507         140,369
                                                           ----------     ----------     ----------      ----------
                                                             (137,809)      (177,397)      (240,621)       (182,119)
                                                           ----------     ----------     ----------      ----------
Income from continuing operations
     before income taxes                                      419,792        292,067        760,879         625,586
Provision for income taxes                                    179,340        156,360        341,155         317,585
                                                           ----------     ----------     ----------      ----------
Income from continuing operations                             240,452        135,707        419,724         308,001
Discontinued operations:
     Income from gain on disposal or from reserve
          adjustment, net of applicable income taxes and
          minority interest of $82,080 and $82,073 for the
          three and six months ended June 30, 1997,
          respectively                                             --          7,561             --           8,208
                                                           ----------     ----------     ----------      ----------
Income before extraordinary item                              240,452        143,268        419,724         316,209
Extraordinary item related to early
     retirement of debt, net of tax benefit of $2,600          (3,900)            --         (3,900)             --
                                                           ----------     ----------     ----------      ----------
Net income                                                 $  236,552     $  143,268     $  415,824      $  316,209
                                                           ----------     ----------     ----------      ----------
                                                           ----------     ----------     ----------      ----------
Basic earnings per common share:
     Continuing operations                                 $     0.43     $     0.25     $     0.76      $     0.57
     Discontinued operations                                       --           0.01             --            0.01
     Extraordinary item                                         (0.01)            --          (0.01)             --
                                                           ----------     ----------     ----------      ----------
     Net income                                            $     0.42     $     0.26     $     0.75      $     0.58
                                                           ----------     ----------     ----------      ----------
                                                           ----------     ----------     ----------      ----------
Diluted earnings per common share:
     Continuing operations                                 $     0.42     $     0.25     $     0.74      $     0.56
     Discontinued operations                                       --           0.01             --            0.01
     Extraordinary item                                         (0.01)            --          (0.01)             --
                                                           ----------     ----------     ----------      ----------
     Net income                                            $     0.41      $    0.26     $     0.73      $     0.57
                                                           ----------     ----------     ----------      ----------
                                                           ----------     ----------     ----------      ----------

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

Date:     August 28, 1998

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