Form 10-Q
period 1998-09-30
WASTE MANAGEMENT INC
filed 1998-11-16
CIK 823768

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, of the Registrant outstanding at November 9, 1998, was 574,368,632 (excluding 7,892,612 shares held in the Waste Management, Inc. Employee Stock Benefit Trust).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1. FINANCIAL STATEMENTS.

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
Current assets:
  Cash and cash equivalents.................................   $   166,173    $   184,052
  Short-term investments....................................           994         59,296
  Accounts receivable, net..................................     2,171,736      1,955,794
  Notes and other receivables...............................       120,366         90,144
  Parts and supplies........................................       136,652        152,702
  Deferred income taxes.....................................       325,000         52,592
  Costs and estimated earnings in excess of billings on
     uncompleted
     contracts..............................................       136,366        158,610
  Prepaid expenses and other................................       212,812        147,702
  Net assets held for sale..................................       746,600             --
                                                               -----------    -----------
          Total current assets..............................     4,016,699      2,800,892
Notes and other receivables.................................       122,769        128,105
Property and equipment, net.................................    10,633,522     11,104,440
Excess of cost over net assets of acquired businesses,
  net.......................................................     5,633,022      4,658,818
Other intangible assets, net................................       146,324        118,653
Net assets of continuing businesses held for sale...........            --        154,384
Other assets................................................       822,507        997,189
                                                               -----------    -----------
          Total assets......................................   $21,374,843    $19,962,481
                                                               ===========    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   901,918    $   995,223
  Accrued liabilities.......................................     2,365,710      1,881,085
  Deferred revenues.........................................       336,817        296,996
  Current maturities of long-term debt......................       738,538      1,587,751
                                                               -----------    -----------
          Total current liabilities.........................     4,342,983      4,761,055
Long-term debt, less current maturities.....................     9,695,312      7,803,000
Deferred income taxes.......................................       480,148        517,612
Environmental liabilities...................................     1,143,024      1,030,755
Other liabilities...........................................       986,300        934,118
                                                               -----------    -----------
          Total liabilities.................................    16,647,767     15,046,540
                                                               -----------    -----------
Minority interest in subsidiaries...........................       754,208      1,110,681
                                                               -----------    -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized; none issued................................            --             --
  Common stock, $.01 par value; 1,500,000,000 shares
     authorized; 581,752,679 and 585,454,282 shares issued,
     respectively...........................................         5,818          5,855
  Additional paid-in capital................................     3,697,033      3,828,475
  Retained earnings.........................................       992,491      1,933,929
  Accumulated other comprehensive income....................      (340,314)      (283,193)
  Restricted stock unearned compensation....................            --        (11,102)
  Treasury stock at cost, 63,950 and 34,239,062 shares,
     respectively...........................................        (2,821)    (1,369,329)
  Employee stock benefit trust at market, 7,892,612
     shares.................................................      (379,339)      (299,375)
                                                               -----------    -----------
          Total stockholders' equity........................     3,972,868      3,805,260
                                                               -----------    -----------
          Total liabilities and stockholders' equity........   $21,374,843    $19,962,481
                                                               ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                             ------------------------   ------------------------
                                                1998          1997         1998          1997
                                             -----------   ----------   -----------   ----------
Operating revenues.........................  $ 3,160,306   $3,112,939   $ 9,236,544   $8,767,941
                                             -----------   ----------   -----------   ----------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below).............    1,821,907    1,949,784     5,445,173    5,451,712
  General and administrative...............      294,699      373,885     1,004,530    1,005,722
  Depreciation and amortization............      374,025      350,418     1,107,089      981,094
  Merger costs.............................    1,561,915      104,152     1,573,062      109,411
  Asset impairments and unusual items......      666,952       52,480       666,952      125,947
(Income) loss from continuing operations
  held for sale, net of minority
  interest.................................        2,721          (85)          151        4,045
                                             -----------   ----------   -----------   ----------
                                               4,722,219    2,830,634     9,796,957    7,677,931
                                             -----------   ----------   -----------   ----------
Income (loss) from operations..............   (1,561,913)     282,305      (560,413)   1,090,010
                                             -----------   ----------   -----------   ----------
Other income (expense):
  Interest expense.........................     (173,183)    (135,949)     (499,145)    (403,419)
  Interest and other income, net...........       19,054       18,540       142,561      158,909
  Minority interest........................       23,868      (29,423)      (14,298)     (84,441)
                                             -----------   ----------   -----------   ----------
                                                (130,261)    (146,832)     (370,882)    (328,951)
                                             -----------   ----------   -----------   ----------
Income (loss) from continuing operations
  before income taxes......................   (1,692,174)     135,473      (931,295)     761,059
Provision for (benefit from) income
  taxes....................................     (424,680)      80,277       (83,525)     397,862
                                             -----------   ----------   -----------   ----------
Income (loss) from continuing operations...   (1,267,494)      55,196      (847,770)     363,197
Discontinued operations:
  Income on disposal or from reserve
     adjustment, net of applicable income
     taxes and minority interest of $320
     and $81,753 for the three and nine
     months ended September 30, 1997,
     respectively..........................           --          204            --        8,412
                                             -----------   ----------   -----------   ----------
Income (loss) before extraordinary item....   (1,267,494)      55,400      (847,770)     371,609
Extraordinary loss on refinancing of debt,
  net of tax benefit of $2,600 for the nine
  months ended September 30, 1998, and
  $4,195 for the three and nine months
  ended September 30, 1997.................           --       (6,293)       (3,900)      (6,293)
                                             -----------   ----------   -----------   ----------
          Net income (loss)................  $(1,267,494)  $   49,107   $  (851,670)  $  365,316
                                             ===========   ==========   ===========   ==========
Basic earnings per common share:
  Continuing operations....................  $     (2.21)  $     0.10   $     (1.52)  $     0.67
  Discontinued operations..................           --           --            --         0.01
  Extraordinary item.......................           --        (0.01)           --        (0.01)
                                             -----------   ----------   -----------   ----------
  Net income (loss)........................  $     (2.21)  $     0.09   $     (1.52)  $     0.67
                                             ===========   ==========   ===========   ==========
Diluted earnings per common share:
  Continuing operations....................  $     (2.21)  $     0.10   $     (1.52)  $     0.66
  Discontinued operations..................           --           --            --         0.01
  Extraordinary item.......................           --        (0.01)           --        (0.01)
                                             -----------   ----------   -----------   ----------
  Net income (loss)........................  $     (2.21)  $     0.09   $     (1.52)  $     0.66
                                             ===========   ==========   ===========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            ACCUMULATED     RESTRICTED                  EMPLOYEE
                                                 ADDITIONAL                    OTHER          STOCK                       STOCK
                            PREFERRED   COMMON    PAID-IN      RETAINED    COMPREHENSIVE     UNEARNED      TREASURY      BENEFIT
                              STOCK     STOCK     CAPITAL      EARNINGS       INCOME       COMPENSATION      STOCK        TRUST
                            ---------   ------   ----------   ----------   -------------   ------------   -----------   ---------
Balance, December 31,
  1997....................    $ --      $5,855   $3,828,475   $1,933,929     $(283,193)      $(11,102)    $(1,369,329)  $(299,375)
  Common stock options and
    warrants exercised,
    including tax
    benefits..............      --         37        85,397           --            --             --          75,212          --
  Earned compensation
    related to restricted
    stock, net of
    reversals on forfeited
    shares................      --         --            --           --            --            759              --          --
  Reversals of unearned
    compensation upon
    cancellation of
    restricted stock......      --         --            --           --            --          1,134              --          --
  Common stock issued for
    acquisitions..........      --         53       130,132           --            --             --              --          --
  Common stock option put
    rights due to Merger,
    including tax
    benefits..............      --         --        70,495           --            --             --              --          --
  Cumulative translation
    adjustment of foreign
    currency statements...      --         --            --           --       (57,121)            --              --          --
  Cash dividends..........      --         --            --      (87,805)           --             --              --          --
  Dividends paid to
    employee stock benefit
    trust.................      --         --         1,963       (1,963)           --             --              --          --
  Sale of treasury
    stock.................      --         --         3,755           --            --             --         725,104          --
  Cancellation of WM
    Holdings treasury
    stock due to Merger...      --       (141)     (566,051)          --            --             --         566,192          --
  Conversion of
    Wheelebrator
    Technologies, Inc.
    stock options.........      --         --        20,138           --            --             --              --          --
  Adjustment of employee
    stock benefit trust to
    market value..........      --         --        79,964           --            --             --              --     (79,964)
  Accelerated vesting of
    restricted stock due
    to Merger.............      --         --            --           --            --          9,209              --          --
  Other...................      --         14        42,765           --            --             --              --          --
  Net income (loss).......      --         --            --     (851,670)           --             --              --          --
                              ----      ------   ----------   ----------     ---------       --------     -----------   ---------
Balance, September 30,
  1998....................    $ --      $5,818   $3,697,033   $  992,491     $(340,314)      $     --     $    (2,821)  $(379,339)
                              ====      ======   ==========   ==========     =========       ========     ===========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Cash flows from operating activities:
  Net income (loss).........................................  $  (851,670)  $   365,316
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................    1,107,089       981,094
     Deferred income taxes..................................       99,547      (259,374)
     Undistributed earnings of equity investee..............       (3,294)        9,369
     Minority interest in subsidiaries......................       51,015        84,024
     Interest on Liquid Yield Option Notes and Subordinated
      Notes.................................................       14,127        15,810
     Contribution to 1988 Employee Stock Ownership plan.....           --         5,000
     Gain on sale of assets.................................      (78,613)     (115,575)
     Effect of merger costs and asset impairments and
      unusual items.........................................    1,443,800       145,185
     Income on disposal of discontinued operations or
      reserve adjustments, net of tax and minority
      interest..............................................           --        (8,412)
     Changes in assets and liabilities, net of effects of
      acquisitions and divestitures:
       Accounts receivable and other receivables............     (160,665)      (64,740)
       Prepaid expenses and other...........................     (231,354)        9,542
       Other assets.........................................      101,188      (124,342)
       Accounts payable and accrued liabilities.............     (136,143)      165,028
       Deferred revenues and other liabilities..............       13,286        15,479
       Other, net...........................................      (71,430)       (1,898)
                                                              -----------   -----------
          Net cash provided by operating activities.........    1,296,883     1,221,506
                                                              -----------   -----------
Cash flows from investing activities:
  Short-term investments....................................       58,323      (107,011)
  Acquisitions of businesses, net of cash acquired..........   (1,545,274)   (1,251,644)
  Capital expenditures......................................   (1,046,836)     (859,889)
  Proceeds from sale of assets..............................      335,810     1,363,385
  Acquisitions of minority interests........................     (887,849)      (99,705)
  Other.....................................................       95,090         6,812
                                                              -----------   -----------
          Net cash used in investing activities.............   (2,990,736)     (948,052)
                                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................    4,733,677     4,148,519
  Principal payments on long-term debt......................   (3,829,113)   (3,992,065)
  Cash dividends............................................      (82,064)     (232,248)
  Net proceeds from issuance of common stock................      607,358       506,781
  Proceeds from exercise of common stock options and
     warrants...............................................      266,579        84,353
  Stock repurchases.........................................           --      (902,961)
  Other.....................................................      (22,113)      (34,094)
                                                              -----------   -----------
          Net cash provided by (used in) financing
            activities......................................    1,674,324      (421,715)
                                                              -----------   -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        1,650        (5,343)
                                                              -----------   -----------
Decrease in cash and cash equivalents.......................      (17,879)     (153,604)
Cash and cash equivalents at beginning of period............      184,052       349,367
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $   166,173   $   195,763
                                                              ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                ----------------------   ---------------------
                                                   1998         1997       1998        1997
                                                -----------   --------   ---------   ---------
Net income (loss).............................  $(1,267,494)  $ 49,107   $(851,670)  $ 365,316
Other comprehensive income (loss):
  Foreign currency translation adjustments,
     net of taxes of zero.....................       (3,456)   (21,147)    (57,121)   (148,297)
                                                -----------   --------   ---------   ---------
Comprehensive income (loss)...................  $(1,270,950)  $ 27,960   $(908,791)  $ 217,019
                                                ===========   ========   =========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The condensed consolidated financial statements of Waste Management, Inc. (the "Company") presented herein are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The financial statements presented herein should be read in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and the Company's Joint Proxy Statement/Prospectus dated June 9, 1998, that was filed in connection with the Merger (see below) and the Company's Current Report on Form 8-K dated September 23, 1998, that includes supplemental financial statements that reflect the Merger.

1. BUSINESS COMBINATIONS

  The Merger

     On July 16, 1998, the Company consummated a merger with Waste Management Holdings, Inc. ("WM Holdings") accounted for as a pooling of interests (the "Merger") and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of WM Holdings for all periods presented. Under the terms of the Merger, the Company issued 0.725 of a share of its common stock for each share of WM Holdings outstanding common stock. The Merger increased the Company's outstanding shares of common stock by approximately 354,000,000 shares and the Company assumed WM Holdings' stock options equivalent to approximately 17,400,000 underlying shares of the Company's common stock. Any unvested WM Holdings options issued prior to March 10, 1998, vested upon consummation of the Merger due to change of control provisions in the related plan. In connection with this transaction, the Company incurred merger and other related costs in the third quarter of 1998 as discussed in Note 3.

     The condensed consolidated balance sheet at December 31, 1997, reflects the combining of (i) the Company prior to consummation of the Merger ("Waste Management") and (ii) WM Holdings as of that date. Combined and separate results of operations for the three months ended March 31, 1998 and 1997 of Waste Management and WM Holdings for the restated periods are as follows (in thousands):

                                         WASTE
                                       MANAGEMENT   WM HOLDINGS   ADJUSTMENTS           COMBINED
                                       ----------   -----------   -----------          ----------
Three months ended March 31, 1998
  (unaudited):
  Operating revenues.................   $769,440    $2,131,621     $     --            $2,901,061
  Income before income taxes.........    201,604       170,968      (31,485)(a)(b)(c)     341,087
  Net income.........................    120,962        74,417      (16,107)(a)(b)(c)     179,272
Three months ended March 31, 1997
  Operating revenues.................   $460,484    $2,204,985     $     --            $2,665,469
  Income from continuing operations
     before income taxes.............     96,916       241,616       (5,013)(c)           333,519
  Net income.........................     57,962       115,032          (53)(c)           172,941

---------------

(a) In June 1997, WM Holdings sold a majority of its Canadian solid waste businesses to the Company, and as a result, recorded a pre-tax gain of approximately $61.3 million. An adjustment has been made to reverse this amount and to account for the transaction as if the companies had been combined since inception.

(b) In November 1997, the Company purchased a 49% limited partner interest in an entity formed for the purpose of acquiring shares of WM Holdings. The limited partnership purchased shares of WM Holdings common stock during November 1997 and sold substantially all of such shares in March 1998. For the three months ended March 31, 1998, the Company recorded other income of $28.1 million for its equity

                             WASTE MANAGEMENT, INC.

     in the earnings of the limited partnership. Adjustments have been made to reverse this amount and to account for the transaction as if the companies had been combined since inception.

(c) Adjustments have been made to conform the accounting for certain landfill related issues.

  Purchase Acquisitions

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

     On March 31, 1998, the Company acquired the remaining outstanding shares of Wheelabrator Technologies, Inc. ("WTI"), which it did not already own for $16.50 per share, or $876,200,000. This obligation was financed with bank debt.

     On June 18, 1998, the Company acquired the solid waste businesses of American Waste Systems, Inc. ("American") for approximately $150,000,000 in cash. The acquired assets include three landfills and one collection operation located in Ohio. This acquisition was accounted for using the purchase method of accounting.

     In addition to the acquisitions described above, during the nine months ended September 30, 1998, the Company acquired seven landfills, 79 collection businesses, and eight transfer stations for approximately $750,000,000 in cash paid, and liabilities and debt assumed, and approximately 3,150,000 shares of the Company's common stock in business combinations accounted for using the purchase method of accounting.

  Poolings of Interests Transactions

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

     In addition to the TransAmerican Merger, the Company consummated five other acquisitions accounted for as poolings of interests during the nine months ended September 30, 1998, pursuant to which the Company issued approximately 200,000 shares of its common stock in exchange for all outstanding shares of the acquired companies. Periods reported prior to the consummation of these poolings of interests were not restated to include the accounts and operations of the acquired companies as the combined results would not be materially different from the results as previously presented. For the nine months ended September 30, 1998, the Company incurred $5,305,000 of merger costs related to the TransAmerican Merger and the other poolings of interests transactions consummated during the period.

                             WASTE MANAGEMENT, INC.

2. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                          SEPTEMBER 30,      DECEMBER 31,
                                                              1998               1997
                                                          -------------      ------------
Revolving credit facility...............................   $        --        $  430,000
Commercial paper, weighted average interest of 6.2% in
  1998 and 6.1% in 1997.................................     1,183,784           356,327
Senior notes and debentures, interest 6% to 8.75%, due
  1998 to 2026..........................................     6,159,416         5,224,119
4% Convertible subordinated notes due 2002..............       535,275           535,275
4 1/2% Convertible subordinated notes due 2001..........       148,370           149,500
5% Convertible subordinated debentures due 2006.........       114,520           115,000
5.75% Convertible subordinated notes due 2005...........       453,616           450,182
Tax-exempt and project bonds, principal payable in
  periodic installments, maturing through 2021, fixed
  and variable interest rates ranging from 3.70% to
  9.25% at September 30, 1998...........................     1,221,103         1,307,793
Installment loans and notes payable, interest at 5.34%
  to 12.5%, maturing through 2020.......................       576,786           754,598
Other...................................................        40,980            67,957
                                                           -----------        ----------
                                                            10,433,850         9,390,751
Less current maturities.................................       738,538         1,587,751
                                                           -----------        ----------
                                                           $ 9,695,312        $7,803,000
                                                           ===========        ==========

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

     Upon consummation of the Merger, the Company entered into a syndicated loan facility in the amount of $3,000,000,000, (the "Syndicated Facility") which was an addition to the Company's existing $2,000,000,000 Credit Facility. The Syndicated Facility is renewable annually and provides for a one-year term option at the Company's request. The facility is available for the issuance of commercial paper and borrowings and up to $800,000,000 of standby letters of credit. The applicable interest rate, facility fee and covenant restrictions for the Syndicated Facility are similar to those contained in the Company's existing Credit Facility which was amended to provide for the Merger.

     Following the consummation of the Merger, the Company initiated a new commercial paper issuance program under its own name to replace WM Holdings' commercial paper issuance program which was subsequently discontinued. The Company issues commercial paper as an alternative to bank borrowings to meet working capital requirements. All commercial paper is fully backed by committed bank credit lines.

     At September 30, 1998, the Company had issued letters of credit totaling $1,154,000,000 under the Credit Facility and Syndicated Facility; however, no borrowings were outstanding under either facility.

                             WASTE MANAGEMENT, INC.

     On July 17, 1998, the Company issued $600,000,000 of 7% senior notes, due on July 15, 2028 (the "7% Notes") and $600,000,000 of 6 1/8% mandatorily tendered senior notes, due on July 15, 2011 (the "6 1/8% Notes"). The 7% Notes are redeemable, in whole or in part, at the option of the Company at any time and from time to time at the redemption price, as defined. The 6 1/8% Notes are subject to certain mandatory tender features as described in the indenture. The proceeds from the 7% Notes and 6 1/8% Notes were used to repay outstanding indebtedness under the Company's Credit Facility. Interest on the 7% Notes and 6 1/8% Notes is payable semi-annually on January 15 and July 15.

     The Company's 5.75% convertible subordinated notes due 2005, which are classified as current liabilities in the December 31, 1997, condensed consolidated balance sheet, were reclassified to long-term debt in the March 31, 1998, condensed consolidated balance sheets and remain classified long-term debt at September 30, 1998. The notes contain provisions for optional redemption at March 15, 1998 and March 15, 2000. Only $2,500,000 face amounts of notes were submitted for redemption on March 31, 1998.

     As a condition to completing the Merger, during June 1998, WM Holdings sold 20,000,000 shares of its common stock (equivalent to 14,500,000 shares of the Company's common stock) in an offering to the public. The proceeds of approximately $614,000,000 from this public offering were used by WM Holdings to retire outstanding debt under credit facilities provided by Chase Manhattan Bank ("Chase") and other banks, as revised in conjunction with the purchase of remaining publicly held WTI shares. Upon consummation of the Merger, the Company retired the outstanding indebtedness under the related revolving line of credit and cancelled the Chase credit facility.

3. MERGER COSTS AND UNUSUAL ITEMS

     The Company incurred $1,561,915,000 in merger costs and $666,952,000 in unusual items in the third quarter of 1998. These charges reduced minority interest expense by $37,000,000 and provided an estimated income tax benefit of $634,500,000. These charges were the result of the Merger and management's changes in strategic plans, restructurings and reorganizations, primarily related to the Merger as discussed in Note 1. Charges expected in periods subsequent to the third quarter of 1998, relate to the costs of a nature that are not accruable until the cost is paid or until certain obligations are contractually committed. The charges consist of the following items (dollars in millions).

                                                    CHARGE IN        CHARGES       EXPECTED   EXPECTED
                                                  THIRD QUARTER    EXPECTED IN       CASH       CASH
                                                      1998        FUTURE PERIODS   PAYMENTS   PROCEEDS
                                                  -------------   --------------   --------   --------
MERGER COSTS
------------
Transaction or deal costs.......................    $  124.1          $   --        $124.1     $   --
Employee severance, separation, and transitional
  costs.........................................       297.0            50.4         347.4         --
Restructuring charges relating to the
  consolidation and relocation of operations,
  and the transition and implementation of
  information systems...........................       135.0            96.2         231.2         --
Estimated loss on the sale of:
  Assets to comply with governmental orders.....       255.0              --            --      457.0
  Duplicate facilities and related leasehold
     improvements, including the sale of the Oak
     Brook, Illinois corporate office campus....       184.7              --            --      110.4
  Duplicate revenue producing assets, including
     two landfills and four transfer stations...        26.2              --            --       18.8

                             WASTE MANAGEMENT, INC.

                                                    CHARGE IN        CHARGES       EXPECTED   EXPECTED
                                                  THIRD QUARTER    EXPECTED IN       CASH       CASH
                                                      1998        FUTURE PERIODS   PAYMENTS   PROCEEDS
                                                  -------------   --------------   --------   --------
Provision for the abandonment of:
  Revenue producing assets, including 13
     landfills, two transfer stations and four
     recycling operations which were determined
     to be duplicative assets due to the
     Merger.....................................       126.6              --            --         --
  Non-revenue producing assets, consisting of
     landfill projects and leasehold
     improvements which were determined to be
     duplicative assets due to the Merger.......       263.0              --            --         --
  Other assets, consisting primarily of computer
     hardware and software costs which have no
     future value...............................       150.3              --            --         --
                                                    --------          ------        ------     ------
          Total.................................    $1,561.9          $146.6        $702.7     $586.2
                                                    ========          ======        ======     ======
UNUSUAL ITEMS
------------
Provision for the loss on contractual
  obligations for collection service............    $  113.5          $   --        $   --     $   --
Changes in estimates relating to the
  reassessment of ultimate losses for certain
  legal and remediation issues..................       140.3              --         140.3         --
Estimated loss on the sale of other non-core
  assets........................................       195.1              --            --      234.7
Curtailment and settlement costs of terminating
  the defined benefit pension plan..............        34.7           125.0         125.0         --
Compensation charges for the liquidation of the
  Supplemental Executive Retirement Plan
  ("SERP") and other supplemental plans.........        68.8              --          88.7         --
Put provisions of certain stock options.........       114.6              --            --         --
                                                    --------          ------        ------     ------
          Total.................................    $  667.0          $125.0        $354.0     $234.7
                                                    ========          ======        ======     ======

     The Company expects to incur Merger related expenses in future periods related to costs that are transitional in nature and not accruable until paid or committed. Approximately $244,242,000 of the total expected Merger related cash payments for merger costs and unusual items have been paid as of September 30, 1998, with the remaining cash payments expected to occur through 1999. The cash payment related to the settlement of the defined benefit pension plan, as discussed below, is currently estimated at $125,000,000 and is expected to occur in the third quarter of 1999.

     In August 1998, the Company decided to terminate the WM Holdings defined benefit pension plan as of December 31, 1998, and liquidate the plan's assets and settle its obligations to participants in 1999. Accordingly, as required under the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, this decision has resulted in a curtailment expense charge of $34,716,000 in 1998, and is currently estimated to result in an approximate net settlement charge and cash payment in 1999 of $125,000,000. The amount of the 1999 settlement is sensitive to changing interest rates and will increase if interest rates decline and decrease if interest rates increase. This sensitivity is approximately $20,000,000 for every 25 basis point fluctuation in interest rates.

                             WASTE MANAGEMENT, INC.

     In addition, the Company has terminated certain supplemental benefit plans of WM Holdings, with the most significant plan being the Supplemental Executive Retirement Plan, and accordingly accrued such amounts as a charge during the third quarter of 1998. The Company expects to make the cash payments to participants during the fourth quarter of 1998.

     As a result of the Merger, certain WM Holdings' employee stock option plans that included change of control provisions whereby optionholders under such plans received put provision benefits at Merger date for a 30 day period (options on 3.5 million of the Company's shares) and for others a one year period (options on 7.5 million of the Company's shares). These put provision benefits give the participants a floor based on various average market formulas near the merger date, and accordingly requires a charge to earnings. This charge to pre-tax earnings was $114,600,000 ($70,495,000 after tax), in the third quarter of 1998, with the after tax liability presented in stockholders' equity in the accompanying balance sheet. To the extent the future market value of the Company's stock exceeds $54.34 per share on the outstanding options with one year put provisions, the Company would be required to record additional charges to earnings in subsequent periods up through July 16, 1999. The charge related to these stock option put rights has no impact to equity as the effect is a direct increase to additional paid-capital, since these rights will be satisfied by the issuance of stock.

4. INCOME TAXES

     The difference in federal income taxes at the statutory rate and the provision for (benefit from) income taxes for the three and nine months ended September 30, 1998 and 1997, is primarily due to state and local income taxes and non-deductible merger costs, non-deductible costs related to acquired intangibles, and minority interest.

5. PER SHARE DATA

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supercedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which is based on the weighted average number of common shares outstanding, replaces primary earnings per share. Diluted earnings per share, which is based on the weighted average number of common and dilutive potential common shares outstanding, replaces fully diluted earnings per share and utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining dilutive potential shares. SFAS No. 128 was effective for the Company for the year ended December 31, 1997, and required all prior-period earnings per share data to be restated to conform to its presentation. Accordingly, the Company has restated all previously reported earnings per share amounts.

     The effect of the Company's common stock options and warrants and the effect of the Company's convertible subordinated notes and debentures are excluded from the dilutive earnings per share calculation for periods whereby inclusion would be antidilutive. For the nine months ended September 30, 1997, interest (net of taxes) of $5,610,000, has been added back to net income for the diluted earnings per share calculation.

     The following reconciles the number of common shares outstanding to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common

                             WASTE MANAGEMENT, INC.

shares outstanding for the purpose of calculating basic and dilutive earnings per common share, respectively (in thousands):

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                           1998       1997      1998      1997
                                                         --------   --------   -------   -------
Number of common shares outstanding...................   573,796    546,155    573,796   546,155
Effect of using weighted average common shares
  outstanding.........................................    (1,483)    (2,734)   (14,562)     (145)
                                                         -------    -------    -------   -------
Weighted average number of common shares
  outstanding.........................................   572,313    543,421    559,234   546,010
Dilutive effect of common stock options and
  warrants............................................        --      5,407         --     5,056
Dilutive effect of convertible subordinated notes and
  debentures..........................................        --         --         --     9,024
                                                         -------    -------    -------   -------
Weighted average number of common and dilutive
  potential common shares outstanding.................   572,313    548,828    559,243   560,090
                                                         =======    =======    =======   =======

     At September 30, 1998, there were approximately 70 million shares potentially issuable with respect to stock options and warrants and convertible debt which could dilute basic earnings per share in the future.

     Prior to the Merger, WM Holdings declared cash dividends of $82,060,000 during 1998 and $232,248,000 for the nine months ended September 30, 1997. In addition, the Company declared a dividend of $.01 per share or $5,745,000 during the third quarter of 1998. Based on the Company's weighted average common shares outstanding, after considering the effect of the Merger, the cash dividends per common share are $0.16 and $0.43 for the nine months ended September 30, 1998 and 1997, respectively.

6. COMPREHENSIVE INCOME

     In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income at December 31, 1997 and September 30, 1998, are as follows (in thousands):

                                                     FOREIGN      MINIMUM      ACCUMULATED
                                                    CURRENCY      PENSION         OTHER
                                                   TRANSLATION   LIABILITY    COMPREHENSIVE
                                                   ADJUSTMENT    ADJUSTMENT      INCOME
                                                   -----------   ----------   -------------
Balance, December 31, 1997.......................   $(275,800)    $(7,393)      $(283,193)
  Current-period change..........................     (57,121)         --         (57,121)
                                                    ---------     -------       ---------
Balance, September 30, 1998......................   $(332,921)    $(7,393)      $(340,314)
                                                    =========     =======       =========

7. ENVIRONMENTAL LIABILITIES

     The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the final cell of a landfill, and post-closure of landfills it operates or for which it is otherwise responsible. The final closure and post-closure liabilities are accrued and charged to expense as airspace is consumed such that the total estimated final closure and post-closure cost will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 89 sites listed on the Superfund National Priorities List ("NPL").

                             WASTE MANAGEMENT, INC.

The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

     Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the existence and ability of other potentially responsible third parties to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material.

     The Company has filed suit against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. Carriers involved in these matters have typically denied coverage and are defending against the Company's claims. While the Company is vigorously pursuing such claims, it regularly considers settlement opportunities when appropriate terms are offered. Settlements for the first nine months of 1998 and 1997, were $42,000,000 and $13,000,000, respectively (which included settlements in the third quarter of 1997, of $2,200,000; no settlements were recorded in the third quarter of 1998), and have been included in operating expense as a reduction to environmental expense.

8. COMMITMENTS AND CONTINGENCIES

     Financial instruments -- In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk, such as bank letters of credit, performance bonds and other guarantees, which are not reflected in the accompanying consolidated balance sheets. Such financial instruments are to be valued based on the amount of exposure under the instrument and the likelihood of performance being required. In the Company's experience, virtually no claims have been made against those financial instruments. Management does not expect any material losses to result from these off-balance-sheet instruments.

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

     The Company has been advised by the U.S. Department of Justice that Laurel Ridge Landfill, Inc., a wholly-owned subsidiary of the Company as a result of the Company's acquisition of United Waste Systems, Inc. ("United"), is a target of a federal investigation relating to alleged violations of the Clean Water Act at the Laurel Ridge Landfill in Kentucky. The investigation relates to a period prior to the Company's acquisition of United in August 1997. The Company is attempting to negotiate a resolution with the government.

     Litigation -- A Company subsidiary has been involved in litigation challenging a municipal zoning ordinance which restricted the height of its New Milford, Connecticut, landfill to a level below that allowed by

                             WASTE MANAGEMENT, INC.

the permit previously issued by the Connecticut Department of Environmental Protection ("DEP"). Although a lower Court had declared the zoning ordinance's height limitation unconstitutional, during 1995 the Connecticut Supreme Court reversed this ruling and remanded the case for further proceedings in the Superior Court. In November 1995, the Superior Court ordered the subsidiary to apply for all governmental permits needed to remove all waste above the height allowed by the zoning ordinance, and the Connecticut Supreme Court has upheld that ruling. In September 1998, the Company reached a settlement with the town of New Milford, requiring annual payments to the town for a 25 year period. The settlement agreement was adopted by the Superior Court, which modified its order by substituting the payments for the removal of the waste.

     In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of regulatory flow control laws. Such laws typically involve a local government specifying a jurisdictional disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld non-regulatory means by which municipalities may effectively control the flow of municipal solid waste. In addition, federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. There can be no assurance that such alternatives to regulatory flow control will in every case be found to be lawful or that such legislation will be enacted into law.

     The Supreme Court's 1994 ruling and subsequent court decisions have not to date had a material adverse affect on the Company. In the event that legislation to effectively grandfather existing flow control mandates is not adopted, the Company believes that affected municipalities will endeavor to implement alternative lawful means to continue controlling the flow of waste. However, given the uncertainty surrounding the matter, it is not possible to predict what impact, if any, it may have in the future on the Company's disposal facilities, particularly WTI's trash-to-energy facility in Gloucester County, New Jersey.

     WTI's Gloucester County, New Jersey, facility had historically relied on a disposal franchise for substantially all of its supply of municipal solid waste. On May 1, 1997, the Third Circuit Court of Appeals ("Third Circuit") permanently enjoined the State of New Jersey from enforcing its franchise system as a form of unconstitutional solid waste flow control, but stayed the injunction for so long as any appeals were pending. On November 10, 1997, the U.S. Supreme Court announced its decision not to review the Third Circuit decision, thereby ending the stay and, arguably, the facility's disposal franchise. In response to these developments, the facility lowered its prices and, following a new procurement, was selected by Gloucester County on July 30, 1998, to negotiate a new ten year solid waste disposal contract. The negotiations with Gloucester County are ongoing. In addition, on June 30, 1998, WTI obtained from the project's credit support bank a one year extension of the letter of credit securing the project debt.

     The New Jersey legislature has been considering various alternative solutions, including a bill that provides for the payment and recovery of bonded indebtedness incurred by counties, public authorities and certain qualified private vendors in reliance on the State's franchise system. WTI currently believes that, through either legislative action or the planned project recapitalization following the Gloucester solid waste negotiations, the Gloucester project can be restructured to operate, in the absence of its historic franchise, flow control, at a level of profitability which will not result in a material adverse impact on consolidated results.

     Within the next several years, the air pollution control systems at certain waste-to-energy facilities owned or leased by WTI will be required to be modified to comply with more stringent air pollution control standards adopted by the United States Environmental Protection Agency in December 1995 for municipal waste combusters. The compliance dates will vary by facility, but all affected facilities will be required to be in compliance with the new rules by the end of the year 2000. Currently available technologies will be adequate to meet the new standards. The total capital expenditures required for such modifications are estimated to be in the $190-$210 million range. The impacted facilities' long-term waste supply agreements generally require

                             WASTE MANAGEMENT, INC.

that customers pay, based on tonnage delivered, their proportionate share of incremental capital, financing, and operating costs resulting from changes in environmental regulations. Customer shares of capital and financing costs are typically recovered over the remaining life of the waste supply agreements. Pro rata operating costs are recovered in the period incurred. The Company currently expects to recover approximately one-half of the incremental expenditures incurred to comply with these stricter air emission standards.

     Several purported class action lawsuits and one purported derivative lawsuit seeking injunctive relief and unspecified money damages were filed in the Chancery Court in and for New Castle County, Delaware against the Company, WTI, and individual directors of WTI in connection with the June 20, 1997, proposal by WM Holdings to acquire all of the shares of WTI common stock which WM Holdings did not own. WM Holding's subsequently consummated a merger in which WTI's stockholders received $16.50 in cash per share of WTI's common stock. The lawsuits, which have since been consolidated into a single action, allege, among other things, that the defendants breached fiduciary duties to WTI's minority stockholders because the merger consideration contemplated by the proposal was inadequate and unfair. The Company believes that the defendants' actions in connection with the proposal were in accordance with Delaware law. Accordingly, the Company intends to contest these lawsuits vigorously.

     In November and December 1997, several alleged purchasers of WM Holdings securities (including but not limited to WM Holdings common stock), who allegedly bought their securities between 1996 and 1997, brought 14 purported class action lawsuits against WM Holdings and several of its former officers in the United States District Court for the Northern District of Illinois. Each of these lawsuits asserted that the defendants violated the federal securities laws by issuing allegedly false and misleading statements in 1996 and 1997 about WM Holdings' financial condition and results of operations. Among other things, the plaintiffs alleged that WM Holdings employed accounting practices that were improper and that caused its publicly filed financial statements to be materially false and misleading. The lawsuits demanded, among other relief, unspecified compensatory damages, pre- and post-judgement interest, attorneys' fees, and the costs of conducting the litigation. In January 1998, the 14 putative class actions were consolidated before one judge. On May 29, 1998, the plaintiffs filed a consolidated amended complaint against WM Holdings and four of its former officers. The consolidated amended complaint seeks recovery on behalf of a proposed class of all purchasers of WM Holdings securities between May 29, 1995, and October 30, 1997. The consolidated amended complaint alleges, among other things, that WM Holdings filed false and misleading financial statements beginning in 1991 and continuing through October 1997 and seeks recovery for alleged violations of the federal securities laws between May 1995 and October 1997. Like the individual complaints that preceded it, the consolidated amended complaint seeks unspecified compensatory damages, pre- and post-judgement interest, attorneys' fees, and the costs of conducting the litigation. It is not possible at this time to predict the impact this litigation may have on WM Holdings or the Company, although it is reasonably possible that the outcome may have a material adverse impact on their respective financial condition or results of operations in one or more future periods. WM Holdings intends to defend itself vigorously in the litigation. WM Holdings is aware of another action arising out of the same set of facts alleging a cause of action under Illinois state law and several other actions and claims arising out of the same set of facts, including one purported class action by business owners who received WM Holdings shares in the sales of their businesses to WM Holdings alleging breach of contract causes of action on the basis of allegedly false representation and warranties. A purported derivative action has also been filed by an alleged former shareholder of WM Holdings against certain former officers and directors of WM Holdings and nominally against WM Holdings to recover damages caused to WM Holdings as a result of the matter described in this paragraph.

     The Company is also aware that the Securities and Exchange Commission has commenced a formal investigation with respect to the WM Holdings previously filed financial statements (which were subsequently restated) and related accounting policies, procedures and system of internal controls. The Company intends to cooperate with such investigation. The Company is unable to predict the outcome or impact of this investigation at this time.

                             WASTE MANAGEMENT, INC.

     On March 12, 1998, a stockholder of WM Holdings filed a purported class action suit in the Chancery Court of the State of Delaware in the New Castle County against WM Holdings and certain of its former directors. The complaint alleges, among other things, that (i) the Merger was the product of unfair dealing and the price paid to members of the purported class for their WM Holdings common stock was unfair and inadequate, (ii) the Merger will prevent members of the purported class from receiving their fair portion of the value of WM Holdings' assets and business and from obtaining the real value of their equity ownership of WM Holdings, (iii) defendants breached their fiduciary duties owed to the members of the purported class by putting their personal interests ahead of the interests of WM Holdings' public stockholders and (iv) the members of the class action will suffer irreparable damage unless the defendants are enjoined from breaching their fiduciary duties. The complaint seeks equitable relief that would rescind the Merger and monetary damages from the defendants for unlawfully gained profits and special benefits. WM Holdings believes the suit to be without merit and intends to contest it vigorously.

     In June 1998, an alleged holder of American Depository Receipts representing ordinary shares of WM International plc ("WM International") ("ADRs") filed a putative class action complaint in the Circuit Court of Cook County, Illinois, naming WM Holdings, the Company and several directors of the Company as defendants. The complaint sought to enjoin the completion of a proposed transaction whereby the Company indirectly acquired all WM International ordinary shares not held by Company subsidiaries or, in the alternative, rescission or compensatory damages. Among other things, the complaint asserts that the defendants breached their fiduciary duties to the holders of ADRs and that the holders of ADRs were denied a proper premium for their ADRs. The WM International transaction became effective on November 3, 1998, as discussed in Note 11. The Company intends to contest this litigation vigorously.

     In July 1998, a putative class of alleged holders of WM International ordinary shares filed a complaint in the Circuit Court of Cook County, Illinois, naming Donald F. Flynn and WM Holdings as defendants. The complaint sought to enjoin the completion of the above-described WM International transaction or, in the alternative, rescission or compensatory damages. Among other things, the complaint asserts that the defendants' breached their fiduciary duties to the shareholders of WM International (Mr. Flynn was a director of WM International and WM Holdings, its controlling shareholder) and that the shareholders of WM International were denied a proper premium for their ordinary shares. The Company intends to contest this litigation vigorously.

     The Company and certain of its subsidiaries are parties to various other litigation matters arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows. In the normal course of its business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings and investigations involving federal, state, or local agencies. To date, the Company has not been required to pay any material fine or judgement for violation of an environmental law. From time to time, the Company also may be subjected to actions brought by citizen's groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. The Company is also subject from time to time to claims for personal injury or property damage arising out of accidents involving its vehicles.

     Insurance -- The Company carries a broad range of insurance coverages, which management considers prudent for the protection of the Company's assets and operations. Some of these coverages are subject to varying retentions of risk by the Company. The casualty policies provide for $2,000,000 per claim coverage for primary commercial general liability and $1,000,000 per claim coverage primary automobile liability supported by $400,000,000 in umbrella insurance protection. The property policy provides insurance coverage for all of the Company's real and personal property, including California earthquake perils. The Company also carries $200,000,000 in aircraft liability protection.

                             WASTE MANAGEMENT, INC.

     The Company maintains workers' compensation insurance in accordance with laws of the various states and countries in which it has employees. The Company also currently has an environmental impairment liability ("EIL") insurance policy for certain of its landfills, transfer stations, and recycling facilities that provides coverage for property damages and/or bodily injuries to third parties caused by off-site pollution emanating from such landfills, transfer stations, or recycling facilities. At September 30, 1998, this policy provides $10,000,000 of coverage per loss with a $20,000,000 aggregate limit.

     Through the date of the Merger, certain of WM Holdings' auto, general liability and workers' compensation risks were self-insured up to $5,000,000 per accident. For such programs, a provision was made in each accounting period for estimated losses, including losses incurred but not reported, and the related reserves are adjusted as additional claim information becomes available. Claim reserves are discounted at 6% at September 30, 1998 and December 31, 1997, based on historical payment patterns. The self-insurance reserve included in the accompanying consolidated balance sheets is $314,000,000 and $226,700,000 at September 30, 1998 and December 31, 1997, respectively.

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

9. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption is not required for interim periods in the initial year of application. Adoption of this statement will not have a material impact on the Company's financial statements.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Accounting for the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Activities related to mergers or acquisitions are not considered start-up activities, and therefore SOP 98-5 does not change the accounting for such items. The Company adopted SOP 98-5 in the third quarter of 1998. The impact of SOP 98-5 was not material to the Company's financial position, results of operations and cash flows.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the Company's financial statements.

                             WASTE MANAGEMENT, INC.

10. DISCONTINUED OPERATIONS AND CONTINUING OPERATIONS HELD FOR SALE

     In the fourth quarter of 1995, the Company approved a plan to sell or otherwise discontinue the process engineering, construction, specialty contracting and similar lines of business of Rust International, Inc. ("Rust"), a subsidiary owned 60% by WM Holdings and 40% by WTI. At December 31, 1996, management also classified as discontinued and planned to sell Rust's domestic environmental and infrastructure engineering and consulting business and Chemical Waste Management, Inc.'s ("CWM") high organic waste fuel blending services business. Also, WTI classified certain of its water process systems and equipment manufacturing businesses (sold in 1996) and its water and wastewater facility operations and privatization business (sold in 1997) as discontinued businesses in 1996 and 1997, respectively. Revenues from the discontinued businesses were $17,200,000 for the three months and $81,900,000 for the nine months ended September 30, 1997. Results of their operations in 1997 were included in the reserve for loss on disposition provided previously, and such results were not material.

     In 1997, management reclassified the CWM business back into continuing operations, and classified certain of its sites as operations held for sale. The Rust dispositions were not completed within one year, and accordingly, this business was reclassified back into continuing operations, as operations held for sale, at December 31, 1997, in accordance with generally accepted accounting principles, though management continued its efforts to market these businesses. Because these businesses were reclassified to continuing operations, the remaining provision for loss on disposal ($95,000,000 after tax -- $87,000,000 related to Rust and $8,000,000 related to CWM) was reversed in discontinued operations and an impairment loss for Rust of $122,200,000 was recorded in continuing operations in the fourth quarter of 1997. Prior year financial statements were restated. The majority of these assets were sold during the second and third quarters of 1998, respectively, for amounts approximately equal to their recorded net book values. Information regarding the businesses reclassified as continuing operations held for sale for the first nine months is as follows (in thousands):

                                                   THREE MONTHS           NINE MONTHS
                                                ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
                                                -------------------   -------------------
                                                  1998       1997       1998       1997
                                                --------   --------   --------   --------
Results of operations:
  Revenue.....................................  $62,186    $95,464    $238,108   $270,605
  Income (loss) before tax after minority
     interest.................................   (2,721)        85        (151)    (4,045)
  Net income (loss)...........................   (1,218)      (204)       (376)    (3,542)

     The Company is disposing of certain assets to comply with Merger related governmental orders and is disposing of certain other non-core assets as a result of implementing the Merger related business strategy. These businesses' results of operations are fully included in revenues and expenses in the accompanying statements of operations, for the nine months ended September 30, 1998, and generated third party revenues of $433,452,000 and earnings before interest and taxes of $46,751,000. In addition, as a result of the merger, various real estate became duplicative and surplus, and will be sold. As discussed in Note 3, the Company has recorded a third quarter 1998 charge to write down these assets to the net realizable value expected upon their sale.

     The net assets, excluding working capital, of business held for sale are included as current assets in net assets held for sale in the accompanying condensed consolidated balance sheet as of September 30, 1998. This account also includes $167,400,000 at September 30, 1998, of surplus real estate which the Company is actively marketing for sale. At December 31, 1997, $73,300,000 of surplus real estate held for sale was included in net assets of continuing businesses held for sale (long-term) in the accompanying condensed consolidated balance sheets.

                             WASTE MANAGEMENT, INC.

11. SUBSEQUENT EVENTS

     On June 29, 1998, WM Holdings announced that it had reached an agreement to acquire the publicly owned shares of its subsidiary, WM International. Under the agreement, WM Holdings agreed to pay approximately $432 million, in the aggregate, to the holders of the approximately 20% of the outstanding shares of WM International not owned by WM Holdings and its subsidiaries. Minority shareholders of WM International have approved the transaction. In addition, the English High Court has sanctioned the transaction. As a result of the transaction becoming effective on November 3, 1998, WM International became an indirect, wholly-owned subsidiary of WM Holdings.

     On September 7, 1998, the Company agreed to acquire the 49% interest of WM International's United Kingdom operations that is currently owned by Wessex Water plc ("Wessex") for 205 million pounds ($342 million). All of the conditions precedent set forth in that agreement have been satisfied, and the transaction is expected to close in the fourth quarter of 1998.

     On August 16, 1998, the Company entered into an agreement and plan of merger to acquire Eastern Environmental Services, Inc. ("Eastern") through a merger transaction ("Eastern Merger"). The agreement provides that on the effective date of the Eastern Merger, the Company will issue 0.6406 of a share of its common stock for each share of Eastern common stock. It is currently estimated that the Company will issue approximately 24,000,000 shares pursuant to the Eastern Merger, however, the actual number of shares to be issued will not be determined until immediately prior to consummation. The Eastern Merger is subject to, among other conditions, antitrust clearance, however it is anticipated that the Eastern Merger will be completed during the fourth quarter of 1998, and that it will be accounted for as a pooling of interests. The operating revenues of Eastern were approximately $132,753,000 for the six months ended June 30, 1998.

     On September 28, 1998, the Company entered into an agreement to sell substantially all of the assets and future airspace rights required to be sold in accordance with the terms of a governmental consent decree relating to the Merger. In addition, certain duplicate properties arising from the Merger as well as certain assets required to be sold from an earlier acquisition were also included in the sale. The sales price was comprised of approximately $500 million cash, subject to certain adjustments, plus certain properties of the buyer. The annual revenue for the assets being sold is approximately $275 million, of which approximately $180 million is generated by third parties. The parties also entered into certain waste disposal agreements as part of the transaction. The transaction, which is expected to close before December 31, 1998, is subject to approvals from various state and federal agencies as well as other normal and customary closing conditions.

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

     The following discussion reviews the Company's operations for the three and nine months ended September 30, 1998 and 1997, and should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere herein as well as the Company's supplemental consolidated financial statements and related notes thereto included the Company's Current Report on Form 8-K dated September 23, 1998.

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under "Business -- Factors Influencing Future Results and Accuracy of Forward-Looking Statements" included in Part I,
Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

INTRODUCTION

     The Company provides solid waste management services, consisting of collection, transfer, disposal, recycling, and other miscellaneous services to commercial, industrial, municipal and residential customers in the United States and in select international markets. As of September 30, 1998, the Company owned or operated an extensive network of landfills, transfer stations, and collection operations and serves in excess of 25 million customers in North America.

     The Company's operating revenues consist primarily of fees charged for its collection and disposal services. Operating revenues for collection services include fees from residential, commercial, industrial, and municipal collection customers. A portion of these fees are billed in advance; a liability for future service is recorded upon receipt of payment and operating revenues are recognized as services are actually provided. Fees for residential and municipal collection services are normally based on the type and frequency of service. Fees for commercial and industrial collection services are normally based on the type and frequency of service and the volume of solid waste collected.

     The Company's operating revenues from its landfill operations consist of disposal fees (known as tipping fees) charged to third parties and are normally billed monthly or semi-monthly. Tipping fees are based on the volume or weight of solid waste being disposed of at the Company's landfill sites. Fees are charged at transfer stations based on the volume or weight of solid waste deposited, taking into account the Company's cost of loading, transporting, and disposing of the solid waste at a landfill. Intercompany revenues between the Company's collection, transfer, and landfill operations have been eliminated in the Condensed Consolidated Financial Statements presented elsewhere herein.

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

                                               PERIOD TO PERIOD           PERIOD TO PERIOD
                                                CHANGE FOR THE             CHANGE FOR THE
                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                 1998 AND 1997              1998 AND 1997
                                            -----------------------    -----------------------
                                                 $            %             $            %
                                            -----------   ---------    -----------   ---------
STATEMENT OF OPERATIONS:
Operating revenues........................  $    47,367         1.5%   $   468,603         5.3%
                                            -----------                -----------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below)............     (127,877)       (6.6)        (6,539)       (0.1)
  General and administrative..............      (79,186)      (21.2)        (1,192)       (0.1)
  Depreciation and amortization...........       23,607         6.7        125,995        12.8
  Merger costs............................    1,457,763     1,399.6      1,463,651     1,337.8
  Asset impairments and unusual items.....      614,472     1,170.9        541,005       429.5
(Income) loss from continuing operations
  held for sale, net of minority
  interest................................        2,806     3,301.2         (3,894)      (96.3)
                                            -----------                -----------
                                              1,891,585        66.8      2,119,026        27.6
                                            -----------                -----------
Income (loss) from operations.............   (1,844,218)     (653.3)    (1,650,423)     (151.4)
                                            -----------                -----------
Other income (expense):
  Interest expense........................      (37,234)      (27.4)       (95,726)      (23.7)
  Interest and other income, net..........          514         2.8        (16,348)      (10.3)
  Minority interest.......................       53,291       181.1         70,143        83.1
                                            -----------                -----------
                                                 16,571        11.3        (41,931)      (12.7)
                                            -----------                -----------
Income (loss) from continuing operating
  before income taxes.....................   (1,827,647)   (1,349.1)    (1,692,354)     (222.4)
Provision for (benefit from) income
  taxes...................................     (504,957)     (629.0)      (481,387)     (121.0)
                                            -----------                -----------
Income (loss) from continuing operating...   (1,322,690)   (2,396.4)    (1,210,967)     (333.4)
Discontinued operations...................         (204)     (100.0)        (8,412)     (100.0)
Extraordinary items.......................        6,293       100.0          2,393        38.0
                                            -----------                -----------
Net income (loss).........................  $(1,316,601)   (2,681.1)%  $(1,216,986)     (333.1)%
                                            ===========                ===========
SUPPLEMENTARY DATA:
EBITDA(1).................................  $(1,820,611)     (287.7)%  $(1,524,428)      (73.6)%
                                            ===========                ===========
EBITDA, as adjusted(1)(2).................  $   254,430        32.2%   $   476,334        20.6%
                                            ===========                ===========

---------------

(1) EBITDA represents income (loss) from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

(2) The EBITDA "as adjusted" excludes merger costs, asset impairments and unusual items, and (income) loss from continuing operations held for sale, net of minority interest.

     The following table presents, for the periods indicated, the percentage relationship that the various condensed consolidated statements of operations line items and certain supplementary data bear to operating revenues:

                                                              THREE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                              -------------   -------------
                                                              1998    1997    1998    1997
                                                              -----   -----   -----   -----
STATEMENT OF OPERATIONS:
Operating revenues..........................................  100.0%  100.0%  100.0%  100.0%
                                                              -----   -----   -----   -----
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................   57.6    62.6    59.0    62.2
  General and administrative................................    9.3    12.0    10.9    11.5
  Depreciation and amortization.............................   11.8    11.3    12.0    11.2
  Merger costs..............................................   49.4     3.3    17.0     1.3
  Asset impairments and unusual items.......................   21.2     1.7     7.2     1.4
(Income) loss from continuing operations held for sale, net
  of minority interest......................................    0.1      --      --      --
                                                              -----   -----   -----   -----
                                                              149.4    90.9   106.1    87.6
                                                              -----   -----   -----   -----
Income (loss) from operations...............................  (49.4)    9.1    (6.1)   12.4
                                                              -----   -----   -----   -----
Other income (expense):
  Interest expense..........................................   (5.5)   (4.4)   (5.4)   (4.6)
  Interest and other income, net............................    0.6     0.6     1.6     1.8
  Minority interest.........................................    0.8    (0.9)   (0.2)   (1.0)
                                                              -----   -----   -----   -----
                                                               (4.1)   (4.7)   (4.0)   (3.8)
                                                              -----   -----   -----   -----
Income (loss) from continuing operating before income
  taxes.....................................................  (53.5)    4.4   (10.1)    8.6
Provision for (benefit from) income taxes...................  (13.4)    2.6    (0.9)    4.4
                                                              -----   -----   -----   -----
Income (loss) from continuing operating.....................  (40.1)    1.8    (9.2)    4.2
Discontinued operations.....................................     --      --      --     0.1
Extraordinary items.........................................     --    (0.2)     --    (0.1)
                                                              -----   -----   -----   -----
Net income (loss)...........................................  (40.1)%   1.6%   (9.2)%   4.2%
                                                              =====   =====   =====   =====
SUPPLEMENTARY DATA:
EBITDA(1)...................................................  (37.6)%  20.3%    5.9%   23.6%
                                                              =====   =====   =====   =====
EBITDA, as adjusted(1)(2)...................................   33.0%   25.4%   30.2%   26.4%
                                                              =====   =====   =====   =====

---------------

(1) EBITDA represents income (loss) from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

(2) The EBITDA "as adjusted" excludes merger costs, asset impairments and unusual items, and (income) loss from continuing operations held for sale, net of minority interest.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  Operating Revenues

     Operating revenue mix for the three and nine months ended September 30, 1998 and 1997 is shown in the table below (dollars in millions). For purposes of these discussions, North American solid waste ("NASW") includes all solid waste activities such as collection, transfer operations, recycling and disposal, including landfills, waste-to-energy operations and hazardous waste disposal, within North America (the United States,

Canada, Mexico, and Puerto Rico); International includes all business activities conducted outside North America; and Non-solid waste includes hazardous waste incineration, on-site integrated hazardous waste management services, fuels blending, radioactive waste management services, on-site industrial cleaning services, and landfill liner manufacturing and installation.

                          THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                        -------------------------------------   --------------------------------------
                          1998                1997                1998                 1997
                        --------            --------            ---------            --------
NASW:
  Collection..........  $1,717.4     54.4%  $1,575.7     50.6%  $ 4,980.4     53.9%  $4,367.3     49.8%
  Disposal............     828.3     26.2      746.6     24.0     2,302.2     24.9    2,080.7     23.7
  Transfer............     250.8      7.9      224.2      7.2       760.3      8.2      592.9      6.8
  Recycling and
     other............     158.2      5.0      189.8      6.1       514.7      5.6      540.0      6.2
                        --------   ------   --------   ------   ---------   ------   --------   ------
                         2,954.7     93.5    2,736.3     87.9     8,557.6     92.6    7,580.9     86.5
International.........     388.5     12.3      432.4     13.9     1,133.3     12.3    1,353.2     15.4
Non-solid waste.......     291.4      9.2      304.0      9.8       800.9      8.7      813.2      9.3
Intercompany..........    (474.3)   (15.0)    (359.8)   (11.6)   (1,255.3)   (13.6)    (979.4)   (11.2)
                        --------   ------   --------   ------   ---------   ------   --------   ------
Operating revenue.....  $3,160.3    100.0%  $3,112.9    100.0%  $ 9,236.5    100.0%  $8,767.9    100.0%
                        ========   ======   ========   ======   =========   ======   ========   ======

     For the three months ended September 30, 1998, operating revenues increased $47,367,000 or 1.5% as compared to the corresponding prior year period. The increase in operating revenues is primarily attributable to the effects of acquisitions of North American solid waste businesses and the internal growth of comparable operations. However, these increases are partially offset by the divestiture of certain operations, as well as the impact of foreign currency translation fluctuations. Acquisitions during 1998 of solid waste businesses and the effect of such acquisitions consummated during 1997 accounted for an increase in operating revenue of $171,963,000 for the three months ended September 30, 1998. Internal growth for comparable North American collection, transfer, landfill and recycling services was 5.4% for the three months ended September 30, 1998. The internal growth for the quarter was primarily attributable to increased volumes, accounting for 3.6%, and an improving pricing environment, reflecting 1.8% of internal growth. Pricing fluctuations in North American commodity sales negatively impacted internal growth by 0.7% for the quarter. Operating revenues of international and other non-solid waste operations, net of acquisitions and dispositions, declined $39,929,000 for the quarter. Foreign currency translation negatively impacted the comparative operating revenues for the quarter by $13,544,000. The remaining decrease in operating revenues was primarily the result of dispositions during 1997 of certain non-core businesses and non-strategically located solid waste operations.

     For the nine months ended September 30, 1998, operating revenues increased $468,603,000 or 5.3% as compared to the corresponding prior year period. The increase in operating revenues is primarily attributable to the effects of acquisitions of North American solid waste businesses and the internal growth of comparable operations. These increases are partially offset by the divestiture of certain operations, as well as the impact of foreign currency translation fluctuations. Acquisitions during 1998 of solid waste businesses and the effect of such acquisitions consummated during 1997 accounted for an increase in operating revenue of $812,663,000 for the nine months ended September 30, 1998. Overall price and volume increases were $189,237,000. Foreign currency translation negatively impacted the comparative nine month operating revenues by $72,073,000. The remaining decrease in operating revenues was primarily the result of dispositions during 1997 of certain non-core businesses and non-strategically located solid waste operations, including the Hamm incinerator in Germany, and operations in France and Spain.

  Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

     Operating costs and expenses decreased $127,877,000 or 6.6% and $6,539,000 or 0.1% for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding periods of 1997. As a percentage of operating revenues, operating costs and expenses decreased from 62.6% to 57.6% for the three months ended September 30, 1997 and 1998, respectively, and decreased from 62.2% to 59.0% for the nine months ended September 30, 1997 and 1998, respectively. The improvements in operating margins reflect operating synergies realized from the Company's tuck-in acquisition program, its mergers with United Waste Systems, Inc. ("United") in August 1997 and with WM Holdings in July 1998, and the results of the Company's internal growth for the respective periods. The estimated operating synergies relating to the Merger was approximately $13,000,000 for the three months ended September 31, 1998. Additionally, the improvements in the operating margins reflect cost reductions realized from the Company's efforts to increase its utilization of internal disposal capacity, which improved from 55.6% to 60.0% for the three months ended September 30, 1997 and 1998, respectively. In addition, the three months ended September 30, 1997, included $34,176,000 of environmental costs, $59,957,000 of excess insurance costs, and $280,000 in asset disposals and other write-offs. Similarly, the nine months ended September 30, 1997, included $118,100,000 of environmental costs, $59,597,000 of excess insurance costs, and $14,013,000 in asset disposals and other write-offs.

  General and Administrative Expenses

     General and administrative expenses decreased $79,186,000 or 21.2% and $1,192,000 or 0.1% for the three months and nine months ended September 30, 1998, respectively, as compared to the respective prior year periods. As a percentage of operating revenues, general and administrative expenses have also decreased from 12.0% to 9.3% for the three months ended September 30, 1997 and 1998, respectively, and from 11.5% to 10.9% for the nine months ended September 30, 1997, and 1998, respectively. The three months and nine months ended September 30, 1997, included $25,600,000 in legal reserve adjustments. The nine months ended September 30, 1998, included additional expenses of $4,300,000 for the WM Holdings accounting review and $12,400,000 million related to various strategic initiatives which WM Holdings had been pursuing. The decrease in general and administrative expenses as a percentage of operating revenues is the result of the Company's ability to integrate acquisitions of solid waste businesses without a proportionate increase in such costs, as well as cost reductions resulting from the Company's mergers with United in August 1997 and WM Holdings in July 1998 and the nonrecurrance of the above mentioned 1997 expenses. The estimated general and administrative synergies relating to the Merger was approximately $51,400,000 for the three months ended September 30, 1998.

  Depreciation and Amortization

     Depreciation and amortization expense increased $23,607,000 or 6.7% and $125,995,000 or 12.8% for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding prior year periods. In addition, depreciation and amortization, as a percentage of operating revenues, increased from 11.3% to 11.8%, and 11.2% to 12.0% for the three and nine month periods from 1997 to 1998, respectively. The increase is due to the effect of acquisitions of solid waste businesses, increased landfill volumes, and an increased utilization of internal disposed capacity and changes in certain accounting processes by WM Holdings. Effective October 1, 1997, WM Holdings discontinued assigning salvage values to collection vehicles and containers, and adopted a process which shortened the estimated useful lives of certain landfills. The increase in depreciation and amortization is offset in part by the discontinuance of depreciation and amortization during the three months ended September 30, 1998 for assets identified to be sold or abandoned.

  Merger Costs, Asset Impairments and Unusual Items

     In the first, second, and third quarters of 1997, the Company recorded merger cost expenses of $1,996,000, $3,263,000 and $104,152,000, respectively, related to the acquisition of solid waste businesses accounted for under the pooling of interests method of accounting. For the three months ended March 31, 1998, June 30, 1998 and September 30, 1998, respectively, the Company recorded merger related charges of $5,842,000, $5,305,000 and $1,561,915,000 for the acquisition of solid waste businesses accounted for as poolings of interest. In the third quarter of 1998 these costs relate to the Merger. For the three and nine months ending September 30, 1997, the Company recorded $52,480,000 and $125,947,000, respectively, in asset impairments and unusual items. These items are primarily related to the closing or writedown of disposal facilities or projects. For the three months ended September 30, 1998, unusual items was $666,952,000. The total third quarter 1998 pre-tax charges of $2,228,867,000 for merger and related unusual items reduced minority interest expense by $37,000,000 and provided an estimated income tax benefit of $634,500,000. The table below summarizes the Merger and related unusual items recorded in the third quarter of 1998 (in millions).

                                                       CHARGE IN        CHARGES       EXPECTED   EXPECTED
                                                     THIRD QUARTER    EXPECTED IN       CASH       CASH
                                                         1998        FUTURE PERIODS   PAYMENTS   PROCEEDS
                                                     -------------   --------------   --------   --------
MERGER COSTS
Transaction or deal costs, primarily professional
  fees and filing fees.............................    $  124.1         $     --       $124.1     $   --
Employee severance, separation, and transitional
  costs............................................       297.0             50.4        347.4         --
Restructuring charges relating to the consolidation
  and relocation of employees and facilities, and
  the transition and implementation of information
  systems..........................................       135.0             96.2        231.2         --
Estimated loss on sale of:
  Assets to comply with governmental orders........       255.0               --           --      457.0
  Duplicate facilities and related leasehold
     improvements, including the sale of the Oak
     Brook, Illinois corporate office campus.......       184.7               --           --      110.4
  Duplicate revenue producing assets, including two
     landfills and four transfer stations..........        26.2               --           --       18.8
Provision for abandonment of:
  Revenue producing assets, including 13 landfills,
     four transfer stations, and four recycling
     operations which were determined to be
     duplicative assets due to the Merger..........       126.6               --           --         --
  Non-revenue producing assets, consisting of
     landfill projects and leasehold improvements
     which were determined to be duplicative assets
     due to the Merger.............................       263.0               --           --         --
  Other assets, consisting primarily of computer
     hardware and software costs which have no
     future value..................................       150.3               --           --         --
                                                       --------         --------       ------     ------
          Total....................................    $1,561.9         $  146.6       $702.7     $586.2
                                                       ========         ========       ======     ======
UNUSUAL ITEMS
Provision for the loss on contractual obligations
  for collection service...........................    $  113.5         $     --       $   --     $   --
Changes in estimates relating to the reassessment
  of ultimate losses for certain legal and
  remediation issues...............................       140.3               --        140.3         --
Estimated loss on the sale of other non-core
  assets...........................................       195.1               --           --      234.7
Curtailment and settlement costs of terminating the
  defined benefit pension plan.....................        34.7            125.0        125.0         --
Compensation charges for the liquidation of the
  Supplemental Executive Retirement Plan ("SERP")
  and other supplemental plans.....................        68.8               --         88.7         --
Put provisions of certain stock options............       114.6               --           --         --
                                                       --------         --------       ------     ------
          Total....................................    $  667.0         $  125.0       $354.0     $234.7
                                                       ========         ========       ======     ======

     The Company expects to incur Merger related expenses in future periods related to costs that are transitional in nature and not accruable until paid or committed. Approximately $244,242,000 of the total expected Merger related cash payments for merger costs and unusual items have been paid as of September 30, 1998, with the remaining cash payments expected to occur through 1999. The cash payment related to the settlement of the defined benefit pension plan, currently estimated at $125,000,000, is expected to occur in the third quarter of 1999.

     The Company is disposing of certain assets to comply with Merger related governmental orders and is disposing of certain other non-core assets as a result of implementing the Merger related business strategy. For the nine months ended September 30, 1998, the operations to be divested had operating revenues of $433,452,000 and earnings before interest and taxes of $46,751,000. Additionally, the Company is divesting certain facilities identified as duplicate as a result of the Merger, as discussed in Note 10 to the accompanying condensed consolidated financial statements.

     The Company abandoned significant computer hardware and software projects of WM Holdings in accordance with the plan to conform information technology systems. These costs relate to mainframe technology and costs capitalized for a financial computer system installation initiative that began in 1996 and was terminated as a result of the Merger.

     The Company recorded a loss on contractional obligations for multi-year waste collection services. These losses were the result of deterioration of cost structures in certain markets, such as Italy. In addition, the Merger resulted in changes in management plans and intentions various markets.

     The Company has increased its reserves for certain legal and environmental remediation issues as a result of management's emphasis to resolve and settle certain issues relating primarily to WM Holdings.

     In August of 1998, the Company decided to terminate the WM Holdings defined benefit plan as of December 31, 1998, and liquidate the plan's assets and settle its obligations to participants in 1999. This decision has resulted in a curtailment expense of $34,716,000 in 1998, and is currently estimated to result in an approximate net settlement charge and cash payment in 1999 of $125,000,000. The amount of the 1999 settlement is inversely related to interest rate fluctuations. This sensitivity is approximately $20,000,000 for every 25 basis point fluctuation in interest rates.

     In addition, the Company terminated certain of WM Holdings' supplemental benefit plans, with the most significant plan being the SERP and accordingly accrued the termination charge. The Company expects to make the required cash payments to participants during the fourth quarter of 1998.

     Certain WM Holdings' employee stock option plans included change of control provisions that were triggered as a result of the Merger whereby the option holders received certain put rights that require charges to earnings through the put periods. The charge to pre-tax earnings as a result of these put rights was $114,600,000, in the third quarter of 1998. To the extent the future market value of the Company's common stock exceeds $54.34 per share, the Company will be required to record additional charges to earnings through July 16, 1999, at which time all put rights expire. The expense related to these stock option put rights has no impact to equity as the offset is a direct increase to additional paid-in capital, since these rights will be satisfied by the issuance of stock.

  (Income) Loss from Continuing Operations Held for Sale, Net of Minority
Interest

     As discussed in Note 10 to the condensed consolidated financial statements included elsewhere herein, the Company had operations that were previously classified as "discontinued" for accounting and financial reporting purposes that were subsequently reclassified to continuing operations as the dispositions were not completed within one year. The Company has continued its efforts to market these businesses and has divested of substantially all of such operations as of September 30, 1998.

  Income (Loss) from Operations

     Income (loss) from operations decreased $1,844,218,000 or 653.3% for the three months ended September 30, 1998, and decreased $1,650,423,000 or 151.4% for the nine months ended September 30, 1998, as compared to the respective prior year periods due to the reasons discussed above. As a percentage of operating revenues, income from operations, exclusive of merger costs, asset impairments and unusual items, and (income) loss from continuing operations held for sale, net of minority interest, increased from 14.1% to 21.3% and from 15.1% to 18.1% for the three and nine months ended September 30, 1997 and 1998, respectively.

  Other Income and Expenses

     Other income and expenses consists of interest expense, interest income, other income and minority interest. Interest costs, including amounts capitalized, decreased for both the three and nine months ended September 30, 1998, as compared to the respective prior year periods, due to the decline in the Company's outstanding indebtedness and lower borrowing rates. Capitalized interest for the three and nine months ended September 30, 1998 was $10,726,000 and $29,153,000, respectively, as compared to $12,339,000 and $37,429,000 for the comparable prior year periods. The decrease in capitalized interest is primarily due to the decline of construction activities in 1998.

     Other income for the nine months ended September 30, 1997, includes $71,600,000 related to a favorable litigation settlement and the sale of certain of the Company's investments and businesses, including $38,000,000 from the sale of a waste-to-energy facility in Hamm, Germany. For the nine months September 30, 1997, other income also includes $129,000,000 related to the sale of the Company's investment in ServiceMaster, which occurred during the first quarter of 1997.

  Provision for (Benefit From) Income Taxes

     The Company recorded a benefit from income taxes of $424,680,000 and $83,525,000 for the three and nine months ended September 30, 1998, respectively, and a provision for income taxes of $80,277,000 and $397,862,000 for the three and nine months ended September 30, 1997, respectively. The benefit from income taxes in the three and nine months ended September 30, 1998, is the result of the Merger costs and unusual items related to the Merger as discussed above. The difference in federal income taxes at the statutory rate and the provision for (benefit from) income taxes for the three and nine months ended September 30, 1998 and 1997, is primarily due to state and local income taxes and non-deductible merger costs, non-deductible costs related to acquired intangibles, and minority interest.

  Discontinued Operations

     The Company recorded $204,000 and $8,412,000 for the net results of discontinued operations for the three and nine months ended September 30, 1997, respectively. See Note 10 of the condensed consolidated financial statements included herein for additional discussion of discontinued operations.

  Extraordinary Item

     During the second quarter of 1998, the Company recorded an extraordinary loss related to the early retirement of debt. The outstanding debt of approximately $40,000,000 that was retired was assumed as part of the merger with TransAmerican that was consummated in May 1998, and had an average interest rate of approximately 9.0%. The extraordinary item, before income taxes was comprised of $1,811,000 for prepayment penalties and other fees and $4,689,000 for the write-off of unamortized discount and debt issuance costs. In the third quarter of 1997, the Company recorded on extraordinary loss related to the early retirement of two privately placed senior note issuances as well as wrote-off the unamortized deferred financing costs related to United's credit facility which was retired upon consummation of its merger with the Company.

  Net Income (Loss)

     For the three and nine months ended September 30, 1998, respectively, net income (loss) was $(1,267,494,000) and $(851,670,000) or $(2.21) and $(1.52) per
share on a diluted basis as compared to $49,107,000 and $365,316,000 or $0.09 and $0.66 per share on a diluted basis for the respective prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in an industry that requires a high level of capital investment with neither significant inventory nor seasonal variation in receivables, and generates substantial cash from operating activities. The Company's capital requirements basically stem from (i) its working capital needs for its ongoing operations, (ii) capital expenditures for cell construction and expansion of its landfill sites, as well as new trucks and equipment for its collection operations, and (iii) business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds and second from various financing sources available to the Company, including the incurrence of debt and the issuance of its common stock. It is further part of the Company's strategy to minimize working capital while maintaining available commitments under bank credit agreements to fund any capital needs in excess of internally generated cash flow. The Company had unused and available credit capacity under its Credit Facility and Syndicated Facility of $1,864,000,000 as of November 9, 1998.

     As of September 30, 1998, the Company had a working capital deficit of $326,284,000 (a ratio of current assets to current liabilities of 0.92:1) and a cash balance of $166,173,000 which compares to a working capital deficit of $1,960,163,000 (a ratio of current assets to current liabilities of 0.59:1) and a cash balance of $184,052,000 as of December 31, 1997. The working capital at September 30, 1998, was impacted by the current asset "Net Assets Held for Sale" of $746,600,000 and approximately $420,000,000 of remaining current liabilities related to the merger cost and other unusual items recorded in the third quarter of 1998. For the nine months ended September 30, 1998, net cash from operating activities was approximately $1,296,883,000 and net cash from financing activities was approximately $1,674,324,000, as compared to $1,221,506,000 and $(421,715,000), respectively, for the corresponding prior year period. Net cash from operating activities and financing activities was primarily used to fund acquisitions of businesses and minority interest of $2,433,123,000, and $1,351,349,000 and for capital expenditures of $1,046,836,000 and $859,889,000 for the nine months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1997, the Company used cash in financing activities of $1,135,209,000 for stock repurchases and dividends as compared to $82,064,000 for the nine months ended September 30, 1998.

     In general, the Company's capital expenditures and working capital requirements have increased, reflecting the Company's business strategy of growth through acquisitions and development projects. The Company intends to finance the remainder of its 1998 capital expenditures through internally generated cash flow and amounts available under its credit facility. The Company believes that it has adequate liquidity and resources to meet its needs for replacement capital and finance anticipated growth.

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

     Upon consummation of the Merger, the Company entered into a syndicated loan facility ("Syndicated Facility") in the amount of $3,000,000,000, which was an addition to the Company's existing $2,000,000,000 Credit Facility. The Syndicated Facility is renewable annually and provides for a one-year term option at the Company's request. The facility is available for the issuance of commercial paper and borrowings and up to $800,000,000 of standby letters of credit. The applicable interest rate, facility fee and covenant restrictions for the Syndicated Facility are similar to those contained in the Credit Facility, which was amended to provide for the Merger.

     Following the consummation of the Merger, the Company initiated a new commercial paper issuance program under its own name to replace WM Holdings' commercial paper issuance program which was subsequently discontinued. The Company issues commercial paper as alternative to bank borrowings to meet working capital requirements. All commercial paper is fully backed by committed bank credit lines.

     At September 30, 1998, the Company had issued letters of credit totaling $1,154,000,000 under the Credit Facility and Syndicated Facility; however, no borrowings were outstanding under either facility.

     As a condition to completing the Merger, during June 1998, WM Holdings sold 20,000,000 shares of its common stock (equivalent to 14,500,000 shares of the Company's common stock) in an offering to the public. The proceeds of approximately $614,000,000 from this public offering were used by WM Holdings to retire outstanding debt under credit facilities provided by Chase Manhattan Bank ("Chase") and other banks, as revised in conjunction with the purchase of remaining publicly held WTI shares. Upon consummation of the Merger, the Company retired the outstanding indebtedness under the related revolving line of credit and cancelled the Chase credit facility.

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

ACQUISITION ACTIVITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

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

     In addition to the aforementioned acquisitions, during the nine months ended September 30, 1998, the Company acquired seven landfills, 79 collection businesses, and eight transfer stations for approximately $750,000,000 in cash, liabilities incurred and debt assumed, and approximately 3,150,000 shares of the Company's common stock in business combinations during the nine months ended September 30, 1998, accounted for under the purchase method of accounting.

RECENT DEVELOPMENTS

     On June 29, 1998, WM Holdings announced that it had reached an agreement to acquire the publicly owned shares of its subsidiary, Waste Management International plc ("WM International"). Under the agreement, WM Holdings agreed to pay approximately $432 million, in the aggregate, to the holders of the approximately 20% of the outstanding shares of WM International not owned by WM Holdings and its subsidiaries. Minority Shareholders of WM International have approved the transaction. In addition, the English High Court has sanctioned the transaction. As a result of the transaction becoming effective on November 3, 1998, WM International became an indirect, wholly-owned subsidiary of WM Holdings.

     On September 7, 1998, the Company agreed to acquire the 49% interest of WM International's United Kingdom operations that is currently owned by Wessex Water plc ("Wessex") for 205 million pounds ($342 million). All of the conditions precedent set forth in that agreement have been satisfied, and the transaction is expected to close in the fourth quarter of 1998.

     On August 16, 1998, the Company entered into an agreement and plan of merger to acquire Eastern Environmental Services, Inc. ("Eastern") through a merger transaction ("Eastern Merger"). The agreement provides that on the effective date of the Eastern Merger, the Company will issue 0.6406 of a share of its common stock for each share of Eastern common stock. It is currently estimated that the Company will issue approximately 24,000,000 shares pursuant to the Eastern Merger, however, the actual number of shares to be issued will not be determined until immediately prior to consummation. The Eastern Merger is subject to, among other conditions, antitrust clearance, however it is anticipated that the Eastern Merger will be completed during the fourth quarter of 1998, and that it will be accounted for as a pooling of interests. The operating revenues of Eastern were approximately $132,753,000 for the six months ended June 30, 1998.

     The Company's business plan is to grow through acquisitions as well as development projects. The Company has issued equity securities in business acquisitions and expects to do so in the future. Furthermore, the Company's future growth will depend greatly upon its ability to raise additional capital. The Company continually reviews various financing alternatives and depending upon market conditions could pursue the sale of debt and/or equity securities to help effectuate its business strategy. Management believes that it can arrange the necessary financing required to accomplish its business plan; however, to the extent the Company is not successful in its future financing strategies the Company's growth could be limited. On August 4, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission to provide for the issuance of up to 20,000,000 shares of the Company's common stock that may be offered and issued by the Company from time to time in connection with the acquisition directly or indirectly by the Company of other businesses or properties or interests therein, and which may be reserved for issuance pursuant to, or offered and issued upon exercise or conversion of, warrants, options, convertible notes, or other similar instruments issued by the Company from time to time in connection with such acquisitions. As of September 30, 1998, the Company had approximately 13,600,000 shares of its common stock available for future offerings and issuances under this shelf registration statement.

     On September 28, 1998, the Company entered into an agreement to sell substantially all of the assets and future airspace rights required to be sold in accordance with the terms of a governmental consent decree relating to the Merger. In addition, certain duplicate properties arising from the Merger as well as certain assets required to be sold from an earlier acquisition were also included in the sale. The sales price was comprised of approximately $500 million cash, subject to certain adjustments, plus certain properties of the buyer. The annual revenue for the assets being sold is approximately $275 million, of which approximately $180 million is generated by third parties. The parties also entered into certain waste disposal agreements as part of the transaction. The transaction, which is expected to close before December 31, 1998, is subject to approvals from various state and federal agencies as well as other normal and customary closing conditions.

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

YEAR 2000 DATE CONVERSION

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive data by the Company's computerized information systems. In 1997, the Company began to modify its computer information systems to ensure proper processing of transactions relating to the Year 2000 and beyond and expects to complete the majority of the required modifications during 1998. The Company has completed its modification of the accounts payable application and will complete its modification of the financial reporting system by January 1999. The amount charged to expense during the three and nine months ended September 30, 1998 and 1997, as well as the amounts anticipated to be charged to expense related to the Year 2000 computer compliance modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

     The Company is taking steps to resolve Year 2000 compliance issues that may be created by customers, suppliers and financial institutions with whom the Company does business. However, there can be no guarantee that the systems of other entities will be converted timely.

     The Company is in the process of establishing a worst case scenario and written contingency plan to address any issues that could arise should the Company or any of its significant suppliers or customers not be prepared to accommodate Year 2000 issues timely. The Company believes that in an emergency it could revert to the use of manual systems that do not rely on computers and could perform the minimum functions required to provide information reporting to maintain satisfactory control of the business. Should the Company have to utilize manual systems, it is uncertain that it could maintain the same level of operations, and this could have a material adverse impact on the business. The Company intends to maintain constant surveillance on this situation and will develop such contingency plans as are required by the changing environment.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption is not required for interim periods in the initial year of application. Adoption of this statement will not have a material impact on the consolidated financial statements of the Company.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Accounting for the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Activities related to mergers or acquisitions are not considered start-up activities, and therefore SOP 98-5 does not change the accounting for such items. The Company adopted SOP 98-5 in the third quarter of 1998. The impact of SOP 98-5 was not material to the Company's financial position, results of operations and cash flows.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the Company's financial statements.

                                    PART II.

ITEM 1. LEGAL PROCEEDINGS.

     As of September 30, 1998, the Company or its subsidiaries has been notified that they are potentially responsible parties ("PRPs") in connection with 89 sites listed on the Superfund National Priorities List ("NPL"). The majority of situations involving NPL sites related to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

     The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 1998, one Company subsidiary engaged in providing hazardous waste management services and one Company subsidiary engaged in providing municipal solid waste management services were involved in such proceedings where it is believed that sanctions involved may exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operations, financial condition, or cash flows. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

     The Company has been advised by the U.S. Department of Justice that Laurel Ridge Landfill, Inc., a wholly-owned subsidiary of the Company as a result of the Company's acquisition of United, is a target of a federal investigation relating to alleged violations of the Clean Water Act at the Laurel Ridge Landfill in Kentucky. The investigation relates to a period prior to the Company's acquisition of United in August 1997. The Company is attempting to negotiate a resolution with the government.

     On August 27, 1998, a subsidiary of the Company paid the Pennsylvania Department of Environmental Protection a civil penalty in the amount of $300,000 for the placement of excavated soils into quarry waters and wetlands without authorization at the Milton Grove Construction and Demolition Landfill.

     A Company subsidiary has been involved in litigation challenging a municipal zoning ordinance which restricted the height of its New Milford, Connecticut, landfill to a level below that allowed by the permit previously issued by the Connecticut Department of Environmental Protection ("DEP"). Although a lower Court had declared the zoning ordinance's height limitation unconstitutional, during 1995 the Connecticut Supreme Court reversed this ruling and remanded the case for further proceedings in the Superior Court. In November 1995, the Superior Court ordered the subsidiary to apply for all governmental permits needed to remove all waste above the height allowed by the zoning ordinance, and the Connecticut Supreme Court has upheld that ruling. In September 1998, the Company reached a settlement with the town of New Milford, requiring annual payments to the town for a 25 year period. The settlement agreement was adopted by the Superior Court, which modified its order by substituting the payments for the removal of the waste.

     In June 1997, judgment was entered against Chemical Waste Management, Inc. ("CWM"), a wholly-owned subsidiary of Waste Management Holdings, Inc., in U.S. District Court in Memphis, Tennessee arising out of claims made by prior owners of CWM's Emelle, Alabama hazardous waste landfill facility. The

U.S. District Court found that the prior owners were entitled to unpaid royalties due from the facility, punitive damages and attorneys' fees. CWM appealed the judgement to the Sixth U.S. Circuit Court of Appeals. In September 1998, CWM and the Plaintiffs reached a comprehensive settlement whereby all issues relating to the outstanding indebtedness and obligations arising out of the U.S. District Court's judgement as well as the outstanding obligations arising out of the underlying royalty agreement were resolved. This settlement did not have a material adverse impact on the Company's financial condition, results of operations, or cash flows.

     In May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of trash in interstate commerce through the use of regulatory flow control laws. Such laws typically involve a local government specifying a jurisdictional disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld non-regulatory means by which municipalities may effectively control the flow of municipal solid waste. In addition, federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. There can be no assurance that such alternatives to regulatory flow control will in every case be found to be lawful or that such legislation will be enacted into law.

     The Supreme Court's 1994 ruling and subsequent court decisions have not to date had a material adverse affect on the Company. In the event that legislation to effectively grandfather existing flow control mandates is not adopted, the Company believes that affected municipalities will endeavor to implement alternative lawful means to continue controlling the flow of waste. However, given the uncertainty surrounding the matter, it is not possible to predict what impact, if any, it may have in the future on the Company's disposal facilities, particularly WTI's trash-to-energy facility in Gloucester County, New Jersey.

     WTI's Gloucester County, New Jersey, facility had historically relied on a disposal franchise for substantially all of its supply of municipal solid waste. On May 1, 1997, the Third Circuit Court of Appeals ("Third Circuit") permanently enjoined the State of New Jersey from enforcing its franchise system as a form of unconstitutional solid waste flow control, but stayed the injunction for so long as any appeals were pending. On November 10, 1997, the U.S. Supreme Court announced its decision not to review the Third Circuit decision, thereby ending the stay and, arguably, the facility's disposal franchise. In response to these developments, the facility lowered its prices and, following a new procurement, was selected by Gloucester County on July 30, 1998, to negotiate a new ten year solid waste disposal contract. Negotiations with Gloucester County are ongoing. In addition, on June 30, 1998, WTI obtained from the project's credit support bank a one-year extension of the letter of credit securing the project debt.

     The New Jersey legislature has been considering various alternative solutions, including a bill that provides for the payment and recovery of bonded indebtedness incurred by counties, public authorities and certain qualified private vendors in reliance on the State's franchise system. WTI currently believes that, through either legislative action or the planned project recapitalization following the Gloucester solid waste negotiations, the Gloucester project can be restructured to operate, in the absence of its historic franchise, flow control, at a level of profitability which will not result in a material adverse impact on consolidated results.

     Within the next several years, the air pollution control systems at certain trash-to-energy facilities owned or leased by WTI will be required to be modified to comply with more stringent air pollution control standards adopted by the United States Environmental Protection Agency in December 1995 for municipal waste combusters. The compliance dates will vary by facility, but all affected facilities will be required to be in compliance with the new rules by the end of the year 2000. Currently available technologies will be adequate to meet the new standards. The total capital expenditures required for such modifications are estimated to be in the $190-$210 million range. The impacted facilities long-term waste supply agreements generally require that customers pay, based on tonnage delivered, their proportionate share of incremental capital, financing, and operating costs resulting from changes in environmental regulations. Customer shares of capital and financing costs are typically recovered over the remaining life of the waste supply agreements. Pro rata operating costs are recovered in the period incurred. The Company currently expects to recover approximately one-half of the incremental expenditures incurred to comply with these stricter air emission standards.

     Several purported class action lawsuits and one purported derivative lawsuit seeking injunctive relief and unspecified money damages were filed in the Chancery Court in and for New Castle County, Delaware against the Company, WTI, and individual directors of WTI in connection with the June 20, 1997, proposal by WM Holdings to acquire all of the shares of WTI common stock which WM Holdings did not own. WM Holding's subsequently consummated a merger in which WTI's stockholders received $16.50 in cash per share of WTI's common stock. The lawsuits, which have since been consolidated into a single action, allege, among other things, that the defendants breached fiduciary duties to WTI's minority stockholders because the merger consideration contemplated by the proposal was inadequate and unfair. The Company believes that the defendants' actions in connection with the proposal were in accordance with Delaware law. Accordingly, the Company intends to contest these lawsuits vigorously.

     In November and December 1997, several alleged purchasers of WM Holdings securities (including but not limited to WM Holdings common stock), who allegedly bought their securities between 1996 and 1997, brought 14 purported class action lawsuits against WM Holdings and several of its former officers in the United States District Court for the Northern District of Illinois. Each of these lawsuits asserted that the defendants violated the federal securities laws by issuing allegedly false and misleading statements in 1996 and 1997 about WM Holdings' financial condition and results of operations. Among other things, the plaintiffs alleged that WM Holdings employed accounting practices that were improper and that caused its publicly filed financial statements to be materially false and misleading. The lawsuits demanded, among other relief, unspecified compensatory damages, pre- and post-judgement interest, attorneys' fees, and the costs of conducting the litigation. In January 1998, the 14 putative class actions were consolidated before one judge. On May 29, 1998, the plaintiffs filed a consolidated amended complaint against WM Holdings and four of its former officers. The consolidated amended complaint seeks recovery on behalf of a proposed class of all purchasers of WM Holdings securities between May 29, 1995, and October 30, 1997. The consolidated amended complaint alleges, among other things, that WM Holdings filed false and misleading financial statements beginning in 1991 and continuing through October 1997 and seeks recovery for alleged violations of the federal securities laws between May 1995 and October 1997. Like the individual complaints that preceded it, the consolidated amended complaint seeks unspecified compensatory damages, pre- and post-judgement interest, attorneys' fees, and the costs of conducting the litigation. It is not possible at this time to predict the impact this litigation may have on WM Holdings or the Company, although it is reasonably possible that the outcome may have a material adverse impact on their respective financial condition or results of operations in one or more future periods. WM Holdings intends to defend itself vigorously in the litigation. WM Holdings is aware of another action arising out of the same set of facts alleging a cause of action under Illinois state law and several other actions and claims arising out of the same set of facts, including one purported class action by business owners who received WM Holdings shares in the sales of their businesses to WM Holdings alleging breach of contract causes of action on the basis of allegedly false representation and warranties. A purported derivative action has also been filed by an alleged former shareholder of WM Holdings against certain former officers and directors of WM Holdings and nominally against WM Holdings to recover damages caused to WM Holdings as a result of the matter described in this paragraph.

     The Company is also aware that the Securities and Exchange Commission has commenced a formal investigation with respect to the WM Holdings previously filed financial statements (which were subsequently restated) and related accounting policies, procedures and system of internal controls. The Company intends to cooperate with such investigation. The Company is unable to predict the outcome or impact of this investigation at this time.

     On March 12, 1998, a stockholder of WM Holdings filed a purported class action suit in the Chancery Court of the State of Delaware in the New Castle County against WM Holdings and certain of its former directors. The complaint alleges, among other things, that (i) the Merger was the product of unfair dealing and the price paid to members of the purported class for their WM Holdings common stock was unfair and inadequate, (ii) the Merger will prevent members of the purported class from receiving their fair portion of the value of WM Holdings' assets and business and from obtaining the real value of their equity ownership of WM Holdings, (iii) defendants breached their fiduciary duties owed to the members of the purported class by putting their personal interests ahead of the interests of WM Holdings' public stockholders and (iv) the members of the class action will suffer irreparable damage unless the defendants are enjoined from breaching their fiduciary duties. The complaint seeks equitable relief that would rescind the Merger and monetary damages from the defendants for unlawfully gained profits and special benefits. WM Holdings believes the suit to be without merit and intends to contest it vigorously.

     In June 1998, an alleged holder of American Depository Receipts representing ordinary shares of WM International ("ADRs") filed a putative class action complaint in the Circuit Court of Cook County, Illinois, naming WM Holdings, the Company and several directors of the Company as defendants. The complaint sought to enjoin the completion of a proposed transaction whereby the Company indirectly acquired all WM International ordinary shares not held by Company subsidiaries or, in the alternative, rescission or compensatory damages. Among other things, the complaint asserts that the defendants breached their fiduciary duties to the holders of ADRs and that the holders of ADRs were denied a proper premium for their ADRs. The WM International transaction became effective on November 3, 1998 as discussed in Management's Discussion and Analysis -- Recent Developments. The Company intends to contest this litigation vigorously.

     In July 1998, a putative class of alleged holders of WM International ordinary shares filed a complaint in the Circuit Court of Cook County, Illinois, naming Donald F. Flynn and WM Holdings as defendants. The complaint sought to enjoin the completion of the above-described WM International transaction or, in the alternative, rescission or compensatory damages. Among other things, the complaint asserts that the defendants breached their fiduciary duties to the shareholders of WM International (Mr. Flynn was a director of WM International and WM Holdings, its controlling shareholder) and that the shareholders of WM International were denied a proper premium for their ordinary shares. The Company intends to contest this litigation vigorously.

     The Company and certain of its subsidiaries are parties to various other litigation matters arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows. In the normal course of its business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings and investigations involving federal, state, or local agencies. To date, the Company has not been required to pay any material fine or judgement for violation of an environmental law. From time to time, the Company also may be subjected to actions brought by citizen's groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. The Company is also subject from time to time to claims for personal injury or property damage arising out of accidents involving its vehicles.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's Special Meeting of Stockholders held on July 15, 1998, four proposals were submitted to a vote of the Company's stockholders. The proposals and results of voting were as follows:

     - Proposal to amend the Company's Restated Certificate of Incorporation to
       a) increase the number of authorized shares of the Company's common stock, par value $0.01 per share, from 500,000,000 to 1,500,000,000; and
       b) change the name of USA Waste Services, Inc. ("USA Waste") to "Waste Management, Inc."; in each case, at the time of the merger contemplated by the Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 10, 1998 among USA Waste, Dome Merger Subsidiary, Inc., a Delaware Corporation and a wholly-owned subsidiary of USA Waste, and Waste Management, Inc., a Delaware corporation ("Old Waste Management").

                          VOTES                     BROKER
      VOTES FOR          AGAINST    ABSTENTIONS   NON-VOTES
---------------------   ---------   -----------   ----------
  159,715,366           3,464,384    279,864      19,481,775

     - Proposal to issue up to 380,625,000 shares of USA Waste common stock in exchange for shares of common stock, par value $1.00 per share, of Old Waste Management pursuant to the Merger Agreement.

                VOTES                     BROKER
 VOTES FOR     AGAINST    ABSTENTIONS   NON-VOTES
-----------   ---------   -----------   ----------
162,431,764    607,060     420,787      19,481,777

     - Proposal to approve an amendment to the Company's Amended and Restated 1993 Stock Incentive Plan increasing the aggregate number of shares that may be issued under such Plan from 16,500,000 to 26,500,000.

                VOTES
 VOTES FOR     AGAINST    ABSTENTIONS
-----------   ---------   -----------
142,468,615   40,251,607   221,166

     - Proposal to approve an amendment to the Company's 1996 Stock Option Plan for Non-Employee Directors increasing the aggregate number of shares that may be issued under such Plan from 400,000 to 1,400,000.

                VOTES
 VOTES FOR     AGAINST    ABSTENTIONS
-----------   ---------   -----------
176,362,497   6,248,300    330,592

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

      EXHIBIT NO.*                                DESCRIPTION
      ------------                                -----------
           12             -- Computation of Ratio of Earnings to Fixed Charges.
           27             -- Financial Data Schedule.

---------------

* In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.

  (b) Reports on Form 8-K:

     During the third quarter of 1998, the Company filed reports on Form 8-K as follows:

          (i) a report dated July 14, 1998, reporting under Item 5 that the Company sold $600,000,00 of its 7% Senior Notes due 2028 and $600,000,000 of its 6 1/8% Senior Notes due 2011 in an underwritten public offering.

          (ii) a report dated July 16, 1998, reporting under Item 2 that the consummation of the merger among USA Waste Services, Inc. and Waste Management, Inc. and the concurred name change of USA Waste Services, Inc. to Waste Management, Inc. (the "Company") and that former Waste Management Inc. had changed its name to Waste Management Holdings, Inc. ("WM Holdings"). Additionally, reporting under Item 5 the Company reported that it had entered into a supplemental indenture with respect to an indenture dated as of January 24, 1995, between WM Holdings and NationsBank of Georgia, N.A., pursuant to which WM Holdings issued Convertible Subordinated Notes due 2005. The supplemental indenture provides that the convertible notes will, upon conversion pursuant to their terms, be convertible into shares of the Company's common stock.

          (iii) a report dated August 17, 1998, reporting under Item 2 that the Company had entered into an Agreement and Plan of Merger with Eastern Environmental Services, Inc. ("Eastern"), whereby each shareholder of Eastern will receive 0.6406 shares of the Company's common stock for each share of Eastern common stock held.

          (iv) a report dated September 15, 1998, reporting under Item 4 that upon recommendation of the Company's Audit Committee, the Board of Directors of the Company resolved that the Company would retain Arthur Andersen LLP as the Company's independent accountants.

          (v) a report dated September 23, 1998, reporting under Item 7 the Company's supplemental consolidated financial statements to account for the pooling of interests transaction among the Company and WM Holdings.

          (vi) an amendment to a report dated July 16, 1998, reporting under
     Item 7 the historical financial statements of WM Holdings and the pro forma financial statements which combine the Company and WM Holdings assuming the Merger accounted for as a pooling of interests.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WASTE MANAGEMENT, INC.

                                            By:    /s/ EARL E. DEFRATES
                                              ----------------------------------
                                                      Earl E. DeFrates,
                                                 Executive Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

                                            By:     /s/ BRUCE E. SNYDER
                                              ----------------------------------
                                                       Bruce E. Snyder,
                                                      Vice President and
                                                   Chief Accounting Officer
                                                (Principal Accounting Officer)

Date: November 13, 1998

                               INDEX TO EXHIBITS

     EXHIBIT NO. *                                 DESCRIPTION
     -------------                                 -----------
          12               -- Computation of Ratio of Earnings to Fixed Charges.
          27               -- Financial Data Schedule.

---------------

* In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.