Form 10-K
period 1998-12-31
WASTE MANAGEMENT INC
filed 1999-03-31
CIK 823768

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

                                   (MARK ONE)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

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

       Registrant's telephone number, including area code: (713) 512-6200

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                   ------------------------------------
Common Stock, $.01 par value                              New York Stock Exchange
4% Convertible Subordinated Debentures due
2002

          Securities registered pursuant to Section 12(g) of the Act:
                 5.75% Convertible Subordinated Notes due 2005

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 17, 1999, was approximately $27,437,506,000. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

     The number of shares of Common Stock, $.01 par value, of the registrant outstanding at March 17, 1999, was 601,810,986 (excluding 7,892,612 shares held in the Waste Management, Inc. Employee Stock Benefit Trust).

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                                  INCORPORATED AS TO
                  --------                                  ------------------
           Proxy Statement for the
     1999 Annual Meeting of Stockholders                         Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    26
Item 3.   Legal Proceedings...........................................    26
Item 4.   Submission of Matters to a Vote of Security Holders.........    30

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    33
Item 6.   Selected Financial Data.....................................    34
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    35
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...    49
Item 8.   Financial Statements and Supplementary Data.................    51
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   101

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   101
Item 11.  Executive Compensation......................................   101
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   101
Item 13.  Certain Relationships and Related Transactions..............   101

                                   PART IV
Item 14.  Financial Statement Schedules, Exhibits, and Reports on Form
          8-K.........................................................   102

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Waste Management, Inc. ("Waste Management" or the "Company") is a global leader in providing integrated waste management services. The Company's principal operations are providing waste management services in North America (primarily the United States, Canada and Puerto Rico). The waste management services provided consist of collection, transfer, recycling and resource recovery services, as well as disposal services, including landfill disposal of hazardous wastes. In addition, the Company is a leading operator and owner of waste-to-energy and waste-fuel powered independent power facilities in the United States. Other North American operations include additional hazardous waste management services, as well as low-level and other radioactive waste services. Outside of North America, the Company operates throughout Europe, the Pacific Rim, South America and other select international markets. Included in the Company's international operations are the collection and transportation of solid, hazardous and medical wastes, and the collection, treatment and disposal of recyclable materials. The Company also operates solid and hazardous waste landfills, municipal and hazardous waste incinerators, water and wastewater treatment facilities, hazardous waste treatment facilities and constructs treatment or disposal facilities for third parties internationally. The Company's diversified customer base, which was in excess of 30 million customers as of December 31, 1998, includes commercial, industrial, municipal and residential customers, other waste management companies, governmental entities and independent power markets, with no single customer accounting for more than 5% of the Company's operating revenues during 1998. The Company employed approximately 68,000 people as of December 31, 1998.

     The terms "Waste Management" and the "Company" refer to Waste Management, Inc., a Delaware corporation incorporated on April 28, 1995, and includes its predecessors, subsidiaries, and affiliates, unless the context requires otherwise. Waste Management's executive offices are located at 1001 Fannin Street, Suite 4000, Houston, Texas 77002, and its telephone number is (713) 512-6200. The Company's common stock is listed on the New York Stock Exchange under the trading symbol "WMI."

INDUSTRY OVERVIEW

     The solid waste management industry in North America has historically been highly fragmented, with a multitude of local private operators and municipal operators servicing relatively centralized areas. The industry has been undergoing a period of significant consolidation which continues today. However, there remain a large number of private operators and municipalities that continue to account for a significant portion of the North American solid waste business.

     As consolidation in the North American solid waste industry has continued, many smaller companies face strategic difficulties including economies of scale and higher costs of capital.

     Increases in significant economies of scale, efficient operations and more readily available capital caused by consolidation have also affected municipalities, many of which have sold or leased their transfer and disposal facilities as well as contracted its collection services with private concerns.

     Another important factor in the consolidation of the North American solid waste management industry is government regulation and enforcement, which has increased the cost of collection and disposal activities throughout North America. The most significant new legislation was in 1991 when the U.S. Environmental Protection Agency ("EPA") adopted new regulations pursuant to Subtitle D of the Resource Conservation and Recovery Act ("RCRA"), governing the disposal of nonhazardous municipal solid waste. These regulations led to a variety of requirements applicable to landfill disposal sites, including the construction of liners and the installation of leachate collection systems, groundwater monitoring systems, and methane gas recovery systems. The regulations also required enhanced control systems to monitor more closely the waste streams being disposed at the landfills, post-closure monitoring of sites as well as financial assurances that landfill operators will comply with the stringent regulations. These regulations significantly increased the costs of compliance and landfill operations, leading to many closures, especially by small operators. Additionally, the increased costs associated with constructing new landfills caused disposal fees to increase. The higher costs associated with the regulations caused many in the industry to seek consolidation. Larger solid waste management companies are better able to absorb the increased costs of constructing new landfills and, because of the economies of scale that are necessary under the regulations, most new landfills are larger by historical standards, serving geographic regions rather than small localities.

     Many larger solid waste companies have pursued acquisitions to complement existing businesses or otherwise improve their cost structure and flexibility. The Company believes waste management companies active in various segments of the industry will continue to seek vertical integration to enable them to become more cost-effective and competitive. However, there still exists a large number of small local and regional companies, municipalities and other governmental authorities that provide waste services. Many of the smaller companies are able to effectively compete on the basis of local name recognition as well as cost structure. Additionally, municipalities and counties can sometimes offer services at lower direct costs to the customer through the use of tax revenues and tax-exempt financings. See "Competition."

STRATEGY

     Key components of the Company's strategy are:

  Growth

     Internal Growth

     - Increasing revenues through the expansion of existing operations. The Company continually strives to grow its existing operations by pursuing new waste volumes and properly pricing its services.

     External Growth

     - Increasing revenues and enhancing profitability through acquisitions. The Company continually seeks to expand its services through the acquisition of additional solid waste management businesses and operations that can be effectively integrated with the Company's existing operations. These acquisitions typically involve adding collection operations, transfer stations, or landfills that are complementary to existing operations and that permit the Company to implement operating efficiencies and increase asset utilization.

     - Expanding into new markets through acquisitions. The Company also continues to pursue acquisitions in new markets where the Company believes it can strengthen its overall competitive position as an important provider of integrated waste management services. Additionally, acquisitions are pursued where opportunities exist to apply its operating and management expertise to enhance the performance of operations acquired.

     - Benefiting from the privatization of solid waste services provided by municipalities. Municipalities currently provide a large percentage of the solid waste management services. Due to the capital and regulatory requirement demands, as well as the economics of the solid waste industry, certain portions of these services have been privatized each year. The Company pursues privatization opportunities where it believes solid waste services can be provided at a profitable level.

  Operational Efficiencies

     - Increasing productivity and operating efficiencies. The Company seeks to increase productivity, achieve administrative and operating efficiencies and improve profitability in existing operations and acquired businesses, with the objective of becoming the low-cost operator in each of its markets. Measures taken by the Company in this area include consolidating and implementing uniform administrative and management systems, restructuring and consolidating collection routes, improving equipment utilization, and increasing employee productivity through incentive compensation and training programs. The Company believes that its ability to serve markets as a low-cost operator is fundamental to achieving sustainable internal growth and to realizing the benefits of its acquisition activity.

     - Focusing on core businesses. The Company intends to focus on its core businesses, providing waste services including collection, transfer, disposal (landfill and waste-to-energy), recycling and other complementary services. The Company has marketed for sale certain business lines that include services not easily integrated in order to focus on those businesses that strengthen its overall competitive position.

     - Internalization. The Company strives to strengthen its position in its existing markets by expanding the scope of services through the integration of its collection, transfer station, and disposal operations. Internalization is the disposal of waste collected by the Company at a facility owned or operated by the Company. Waste that can be internalized generally has greater profitability than waste that is disposed of at a third party facility. The utilization of internal disposal capacity is an integral component of the Company's ability to achieve its financial goals and objectives.

     - Decentralized management. Because the Company believes the solid waste industry is a local and regional business, the Company is organized based upon a decentralized management and a streamlined corporate structure. The Company believes this approach enhances its ability to manage the local aspects of daily operations and service its customers more effectively.

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

     - Maximizing cash flows from operations. The industry in which the Company operates typically experiences significant positive cash flows from properly managed operations. The Company believes that it can be the low-cost service provider and strives to maximize cash flows from its operations in all markets. The Company expects to use these cash flows, in part, to continue its growth and believes it can do so without compromising its financial condition.

     The Company's business is subject to extensive foreign, federal, state, and local regulation and legislative initiatives. Further, in some locations, its business is subject to environmental regulation, mandatory recycling laws, prohibitions on the deposit of certain types of waste in landfills, and restrictions on the flow of solid waste. Because of continuing public awareness and influence regarding the collection, transfer, and disposal of waste and the preservation of the environment, and uncertainty with respect to the enactment and enforcement of future laws and regulations, the Company cannot always accurately predict the impact that any future regulations or laws may have on its operations. See "-- Regulation" and "-- Legal Proceedings."

ACQUISITION AND DIVESTITURE ACTIVITY IN 1998

     On July 16, 1998, the Company, then known as USA Waste Services, Inc., completed a merger with Waste Management, Inc., at which time Waste Management, Inc. was renamed Waste Management Holdings, Inc. ("WM Holdings") (the "WM Holdings Merger"). Under the terms of the WM Holdings Merger, the Company issued
0.725 of a share of its common stock for each outstanding share of WM Holdings common stock. The WM Holdings Merger increased the Company's outstanding shares of common stock by approximately 354,000,000 shares, and the Company assumed WM Holdings' stock options equivalent to approximately 16,000,000 underlying shares of the Company's common stock. Any unvested WM Holdings options issued prior to March 10, 1998 vested upon consummation of the WM Holdings Merger due to change of control provisions in the related plans. WM Holdings was previously the largest publicly traded solid waste company in the U.S., providing integrated solid waste management and hazardous waste management services in North America and comprehensive waste management and related services, including solid and hazardous waste management services, internationally. WM Holdings was also a leading developer of facilities for, and provider of services to, the waste-to-energy and waste-fuel powered independent power markets. On the effective date of the WM Holdings Merger, the Company changed its name to "Waste Management, Inc."

     On December 31, 1998, the Company consummated a merger with Eastern Environmental Services, Inc. ("Eastern") pursuant to which the Company issued approximately 24,460,000 shares of its common stock in exchange for all of the outstanding shares of Eastern (the "Eastern Merger").

     On November 30, 1998, the Company acquired the 49% interest of the United Kingdom operations that were previously owned by Wessex Water Plc for approximately $342,000,000.

     On November 3, 1998, the Company completed the acquisition of the publicly owned shares of Waste Management International plc, an indirect majority-owned subsidiary ("WMI plc"). Pursuant to the acquisition, holders of the approximately 75 million ordinary shares not already owned by the Company (including those represented by American Depositary Receipts) received approximately $5.72 for each share held, for a total of approximately $443,000,000. The Company liquidated WMI plc after the acquisition in an effort to simplify the corporate structure and provide enhanced tax planning opportunities. The Company's international operations are now conducted through Waste Management International BV, a Netherlands corporation ("WM International").

     On June 18, 1998, the Company acquired the solid waste businesses of American Waste Systems, Inc. ("American Waste") for approximately $150,000,000 in cash. The businesses acquired include three landfills and one collection operation located in Ohio.

     On May 6, 1998, the Company consummated a merger with TransAmerican Waste Industries, Inc. ("TransAmerican"), pursuant to which the Company issued approximately 1,975,000 shares of its common stock in exchange for all outstanding shares of TransAmerican. The businesses acquired include five collection operations, nine landfills and two transfer stations located throughout the southern U.S.

     On March 31, 1998, the Company acquired all of the outstanding shares of Wheelabrator Technologies Inc. ("WTI") which it did not already own for $876,200,000 in cash.

     On January 14, 1998, the Company acquired the solid waste divisions of City Management Holdings Trust ("City Management") for approximately $810,000,000 consisting of cash, and assumed debt. The businesses acquired are primarily located in Michigan and include collection operations, landfills, and transfer stations.

     In addition to the aforementioned acquisitions, the Company paid an aggregate of $1,453,880,000 in cash, common stock, and liabilities assumed to acquire solid waste assets and businesses.

     In connection with the WM Holdings Merger and the Eastern Merger, the Company entered into agreements with the Antitrust Division of the Department of Justice and several states. Under the terms of the agreements, the Company is required to divest of future airspace rights and certain waste disposal, transfer and commercial collection assets. Included in the required divestitures are landfills in Ohio, Colorado, Michigan, Texas, California, Kentucky, Florida, New York and Pennsylvania; commercial waste hauling assets in Ohio, Pennsylvania, Colorado, Michigan, Texas, Kentucky, Oregon, Arizona and Florida; and certain commercial collection routes in Pennsylvania, New Jersey, New York, Virginia and Florida.

     Additionally, in September 1998, the Company completed the sale of Rust Environmental & Infrastructure, Inc. ("REI"). The Company sold the environmental and infrastructure, engineering, and consulting firm for approximately $68,000,000, subject to certain post-closing adjustments, in furtherance of the Company's previous decision to sell or otherwise discontinue certain lines of business of its subsidiary, Rust International, Inc.

RECENT DEVELOPMENTS

     In March 1999, the Company entered into an agreement with a subsidiary of the French conglomerate Vivendi SA to form a non-landfill hazardous waste and industrial cleaning business joint venture. Under the agreement, the Company will transfer certain assets of the non-core industrial cleaning and hazardous waste businesses to the joint venture, but will retain its hazardous waste landfill operations and national and regional account customers.

OPERATIONS

  General

     The following table reflects the Company's operating revenues for each of the three years ended December 31, 1998 for each of the Company's principal lines of business. Additional information regarding the results of operations for the Company's business lines is included in Note 13 to the Company's consolidated financial statements included elsewhere herein (in millions).

                                                  YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                1998        1997        1996
                                              ---------   ---------   ---------
North American Solid Waste:
  Collection................................  $ 6,963.5   $ 6,071.2   $ 5,257.5
  Disposal..................................    3,179.4     2,811.9     2,580.2
  Transfer..................................    1,054.3       814.5       709.1
  Recycling and other.......................      669.6       720.0       683.5
  Intercompany..............................   (1,646.3)   (1,172.7)   (1,132.4)
                                              ---------   ---------   ---------
                                               10,220.5     9,244.9     8,097.9
WM International............................    1,533.6     1,790.0     1,913.8
Non-solid waste.............................      949.4       937.6       986.9
                                              ---------   ---------   ---------
Operating revenue...........................  $12,703.5   $11,972.5   $10,998.6
                                              =========   =========   =========

  North American Solid Waste Management

     Management of the Company's North American solid waste management operations is primarily achieved through an alignment that currently includes five geographic areas. Each area is directed by a senior Company officer who is responsible for oversight of the area's sales and marketing, administration and finance, operations, and maintenance functions and who typically has a small staff that works interactively with the corporate office to provide regulatory compliance and reporting, legal, engineering, internal and external development, and strategic planning services. Areas are organized into regions which are managed by a vice-president of the Company. Regions are further organized into divisions and districts which are led by local managers. Geographically, an area encompasses several states or provinces and may have up to eight regions, each of which is responsible for the oversight of several markets. The division or district manager is responsible for the day-to-day oversight of that local operation, with direct responsibility for customer satisfaction, employee motivation, labor and equipment productivity, internal growth, financial budgets, and profit and loss activity.

     Collection. The Company provides different types of solid waste collection services depending on the customer serviced. Commercial and industrial collection services are generally performed under one to three-year service agreements, and fees are determined by such factors as collection frequency, type of collection equipment furnished by the Company, type and volume or weight of the waste collected, the distance to the disposal facility, labor cost, and cost of disposal. Most residential solid waste collection services are performed under contracts with, or franchises granted by, municipalities or regional authorities that have granted the Company exclusive rights to service all or a portion of the homes in their respective jurisdictions. Such contracts or franchises usually range in duration from one to five years, however, in certain cases, they have significantly longer terms. Some municipalities have requested bids on their residential collection contracts based on the volume of waste collected. Residential collection fees are either paid by the municipalities from their tax revenues or service charges or are paid directly by the residents receiving the service.

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

     The Company often obtains waste collection accounts through acquisitions. Once a collection operation is acquired, the Company implements programs designed to improve equipment utilization, employee productivity, operating efficiencies, and overall profitability. The Company also solicits commercial and industrial customers in areas surrounding acquired residential collection markets as a means of further improving operating efficiencies and increasing solid waste collection volumes.

     The cost of transporting solid waste to a disposal location effectively constrains where collection operations can be located. In addition, the Company believes that it is generally preferable for its collection operations to utilize disposal facilities owned or operated by affiliated parties so that access can be assured on reasonable terms. The Company's collection operations internalized approximately 58.5% of disposal costs paid to disposal facilities for 1998 as compared to 55.7% for 1997. In the remaining markets, waste is collected and delivered to a municipal, county or privately-owned unaffiliated landfill or transfer station.

     Disposal. Landfills are the primary depository for solid waste. A solid waste landfill site must have geological and hydrogeological properties and design features which limit the possibility of water pollution, directly or by leaching. Solid waste landfill operations, which include carefully planned excavation, continuous spreading, compacting and covering of solid waste, are designed to maintain sanitary conditions, insure optimum utilization of the airspace and prepare the site for ultimate use for other purposes. Solid waste landfill operations are required to be conducted in accordance with the terms of permits obtained from various regulatory authorities, which typically incorporate the requirements of Subtitle D of RCRA or applicable state requirements, whichever are stricter. These requirements address such matters as daily volume limitations, placement of daily, interim and final site cover materials on waste disposed at the site, construction and operation of methane gas and leachate management systems, periodic groundwater monitoring activity and final closure requirements and post-closure monitoring and maintenance activities.

     Solid waste landfill customers are charged disposal charges, known as "tipping fees", based on market factors and the type and volume or weight of solid waste deposited and the type and size of vehicles used in the conveyance of solid waste. The ownership or lease of a solid waste landfill enables the Company to dispose of waste without payment of tipping fees to unaffiliated parties. The Company's solid waste landfills are also used by unaffiliated waste collection companies and government agencies. Excluding solid waste landfills required to be sold as a result of 1998 governmental consent decrees related to the WM Holdings Merger and the Eastern Merger, the average landfill volume of the Company's North American sites for the year ended December 31, 1998, was approximately 414,000 tons per day, and the average remaining life of landfills owned or operated was approximately 20 years based on remaining permitted capacity and current average daily disposal volumes.

     Suitable solid waste landfill facilities and permission to expand existing facilities may be difficult to obtain in some areas because of land scarcity, local resident opposition and governmental regulation. As its existing facilities become filled in such areas, the Company's solid waste disposal operations are and will continue to be materially dependent on its ability to purchase, lease or otherwise obtain operating rights for additional sites or expansion of existing sites and to obtain the necessary permits from regulatory authorities to construct and operate them. In addition, there can be no assurance that additional sites can be obtained or that existing facilities can continue to be expanded or operated.

     The Company develops, operates, and owns waste-to-energy facilities in the U.S. The Company's waste-to-energy projects use boiler and grate technology and are capable of processing up to 23,750 tons of solid waste per day. The heat from this combustion process is converted into high-pressure steam, which typically is used to generate electricity for sale to public utility companies under long-term contracts.

     The Company also operates secure hazardous waste land disposal facilities. All of the Company's five secure hazardous waste land disposal facilities in the U.S. have been issued permits under RCRA. See "Regulation -- RCRA." In general, the Company's hazardous waste land disposal facilities have received the necessary permits and approvals to accept hazardous wastes, although some of such sites may accept only certain hazardous wastes. Only hazardous waste in a stable, solid form which meets applicable regulatory requirements may be buried in the Company's secure disposal cells. These land disposal facilities are sited, constructed and operated in a manner designed to provide long-term containment of such waste. Hazardous wastes may be treated prior to disposal. Physical treatment methods include distillation, evaporation and separation, all of which effectively result in the separation or removal of solid materials from liquids. Chemical treatment methods include chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes and essentially involve the transformation of wastes into inert materials through one or more chemical reaction processes. At two of its locations, the Company isolates treated hazardous wastes in liquid form by injection into deep wells. Deep well technology involves drilling wells in suitable rock formations far below the base of fresh water to a point that is separated by other substantial geological confining layers. See "Non-Solid Waste Services -- Chemical Waste Management Services."

     To develop a new disposal facility, the Company must expend significant time and capital resources without any certainty that the necessary permits will ultimately be issued for such facility or that the Company will be able to achieve and maintain the desired disposal volume at such facility. If the inability to obtain and retain necessary permits, the failure of a facility to achieve the desired disposal volume or other factors cause the Company to abandon development efforts for a facility, the capitalized development costs of the facility are charged to expense.

     Transfer Stations. A transfer station is a facility located near residential and commercial collection routes where solid waste is received from collection vehicles and then transferred to and compacted in large, specially-constructed trailers for transportation to disposal facilities. This consolidation reduces costs by improving the utilization of collection personnel and equipment. Fees are generally based on such factors as the type and volume or weight of the waste transferred and the transportation distance to disposal sites. Transfer stations can also be used to facilitate internalizing disposal costs by giving Company collection operations more cost-effective access to disposal facilities owned or operated by the Company.

     Recycling. The Company provides recycling services in the U.S. and Canada through its Recycle America(R), Recycle Canada(R) and other programs. Recycling involves the removal of reusable materials from the waste stream for processing and sale or other disposition for use in various applications. Participating commercial and industrial operations use containers to separate recyclable paper, glass, plastic and metal wastes for collection, processing and sale by the Company. Fees are determined by such considerations as competition, frequency of collection, type and volume or weight of the recyclable materials, degree of processing required, distance the recyclable materials must be transported and value of the recyclable materials.

     As part of its residential solid waste collection services, the Company engages in curbside collection of recyclable materials from residences in the U.S. and Canada. Curbside recycling services generally involve the collection of recyclable paper, glass, plastic and metal waste materials, which may be separated by residents into different waste containers or commingled with other recyclable materials. The recyclable materials are then typically deposited at a local materials recovery facility ("MRF") where they are sorted and processed for sale.

     The prices received by the Company for recyclable materials fluctuate substantially from quarter to quarter and year to year depending upon domestic and foreign demand for such materials, the quality of such materials, prices for new materials and other factors. In some instances, the Company enters into agreements with customers or the local governments of municipalities in which it provides recycling services whereby the customers or the governments share in the gains and losses resulting from fluctuation in prices of recyclable commodities. These agreements can reduce both the Company's gains and losses from such fluctuations.

     The Company operates over 150 MRFs for the receipt and processing of recyclable materials. Such processing consists of separating recyclable materials according to type, and baling or otherwise preparing the separated materials for sale.

     Energy Recovery. At 65 Company-owned or Company-operated solid waste landfill facilities, the Company is engaged in methane gas recovery operations. These operations involve the installation of a gas collection system into a solid waste landfill facility. Through the gas collection system, gas generated by decomposing solid waste is collected and transported to a gas-processing facility at the landfill site. Through physical processes methane gas is separated from contaminants. The processed methane gas is then generally either sold directly to industrial users or to an affiliate of the Company which uses it as a fuel to power electricity generators. Electricity generated by these facilities is sold, usually to public utilities under long-term sales contracts, often under terms or conditions which are subject to approval by regulatory authorities.

     Portable Sanitation Services. The Company also provides portable sanitation services to municipalities and commercial customers. The portable sanitation services, which are primarily marketed under the Port-O-Let(R) trade name, are used at numerous special events and public gatherings.

  International Waste Management and Related Services

     The Company is a leading provider of waste management and related services internationally, primarily through WM International, which conducts essentially all of the waste management operations of the Company located outside North America. WM International's business may broadly be characterized into two areas of activity, collection services and treatment and disposal services. The bulk of the Company's international operations and revenues are derived from the acquisition from 1990 to 1995 of numerous companies and interests in Europe. Excluding the minority interest buyout of Wessex Water Plc's holdings in the United Kingdom, WM International has engaged in only a few small acquisitions since 1995 and has divested of certain operations which do not fit within its long-term strategy. The Company intends to continue to evaluate its international operations and may attempt to grow through acquisitions in certain markets. In addition, the Company may, over time, exit certain markets if it determines that financial performance in those markets is not acceptable.

     While WM International has considerable experience in mobilizing for and managing foreign projects, its operations continue to be subject generally to such risks as currency fluctuations and exchange controls, the need to recruit and retain suitable local labor forces and to control and coordinate operations in different jurisdictions, changes in foreign laws or governmental policies or attitudes concerning their enforcement, political changes, local economic conditions and international tensions. In addition, price adjustment provisions based on certain formulas or indices may not accurately reflect the actual impact of inflation on the cost of performance.

     Collection. Collection services include collection and transportation of solid, hazardous and medical wastes and recyclable material from residential, commercial and industrial customers. The residential solid waste collection process, as well as the commercial and industrial solid and hazardous waste collection process, is similar to that utilized by the Company in its North American operations. Business is obtained through public bids or tenders, negotiated contracts, and, in the case of commercial and industrial customers, direct contracts.

     Residential solid waste collection is typically performed by WM International pursuant to municipal contracts. The scope, specifications, services provided and duration of such contracts vary substantially, with some contracts encompassing landfill disposal of collected waste, street sweeping and other related municipal services. Pricing for municipal contracts is generally based on volume of waste, number and frequency of collection pick-ups, and disposal arrangements. Longer-term contracts typically have formulas for periodic price increases or adjustments. WM International also provides curbside recycling services similar to those provided by the Company's North American operations.

     WM International's commercial and industrial solid and hazardous waste collection services are generally contracted for by individual establishments. In addition to solid waste collection customers, WM International provides services to small quantity waste generators, as well as larger petrochemical, pharmaceutical and other industrial customers, including collection of hazardous, chemical or medical wastes or residues. Contract terms and prices vary substantially among jurisdictions and types of customer. WM International also provides commercial and industrial recycling services.

     Treatment and Disposal. Treatment and disposal services include processing of recyclable materials, operation of both solid and hazardous waste landfills, operation of municipal and hazardous waste incinerators, operation of water and wastewater treatment facilities, operation of hazardous waste treatment facilities and construction of treatment or disposal facilities for third parties. Treatment and disposal services are provided under contracts which may be obtained through public bid or tender or direct negotiation, and are also provided directly to other waste service companies.

     Once collected, solid waste processed in a MRF may be sold, utilized or disposed of in various applications. Unprocessed solid wastes, or the portion of the waste stream remaining after recovery of recyclable materials, require disposal, which may be accomplished through incineration (in which the energy value may be recovered in a waste-to-energy facility) or through disposal in a solid waste landfill. The relative use of landfills versus incinerators differs from country to country and will depend on many factors, including the availability of land, geological and hydrogeological conditions, the availability and cost of technology and capital, and the regulatory environment. The main determinants of the disposal method are the disposal costs at local landfills, as incineration is generally more expensive, community preferences and regulatory provisions.

     At present, in most countries in which WM International operates, landfilling is the predominant disposal method employed. WM International owns or operates solid waste landfills in Australia, Brazil, Denmark, Germany, Hong Kong, Italy, New Zealand, Sweden and the United Kingdom. Landfill disposal agreements may be separate contracts or an integrated portion of collection or treatment contracts. WM International operates five small, conventional municipal solid and other waste incineration facilities. Prior to January 1998, WM International also operated a waste-to-energy incinerator in Hamm, Germany. In light of the current overcapacity in the German waste-to-energy market and the pending renegotiation of WM International's disposal contracts with the local communities, WM International entered into an agreement in April 1997 to sell the facility. The transaction was completed in January 1998.

     WM International owns or operates hazardous waste treatment facilities in Brazil, Brunei, Finland, Germany, Hong Kong, Indonesia, the Netherlands, Sweden and the United Kingdom.

     Other. Industrial premises, office, street and parking lot cleaning services are also performed by WM International, along with portable sanitation services for occasions such as outdoor concerts and special events.

  Non-Solid Waste Services

     Hazardous Waste Management Services. In addition to the disposal facilities discussed above, the hazardous wastes handled by the Company include industrial by-products and residues that have been identified as "hazardous" pursuant to RCRA, as well as other materials contaminated with a wide variety of chemical substances.

     Hazardous waste may be collected from customers and transported by the Company or contractors retained by the Company or delivered by customers to their facilities. Hazardous waste is transported primarily in specially constructed tankers and semi-trailers, including stainless steel and rubber or epoxy-lined tankers and vacuum trucks, or in containers or drums on trailers designed to comply with applicable regulations and specifications of the U.S. Department of Transportation ("DOT") relating to the transportation of hazardous materials. The Company also operates several facilities at which waste collected from or delivered by customers may be analyzed and consolidated prior to further shipment.

     In the U.S., most hazardous wastes generated by industrial processes are handled "on-site" at the generators' facilities. Since the mid-1970's, public awareness of the harmful effects of unregulated disposal of hazardous wastes on the environment and health has led to extensive and evolving federal, state and local regulation of hazardous waste management activities. The major federal statutes regulating the management of hazardous wastes or substances include RCRA, the Toxic Substances Control Act ("TSCA") and the Comprehensive Environmental Response, Compensation and Liabilities Act of 1980, as amended

("CERCLA" or "Superfund"), all primarily administered by the EPA. The hazardous waste management business is heavily dependent upon the extent to which regulations promulgated under these or similar state statutes and their enforcement over time effectively require wastes to be specially handled or managed and disposed of in facilities of the type owned and operated by the Company. See "Regulation -- Hazardous Waste," "-- RCRA" and "-- Superfund." The hazardous waste services industry currently has substantial excess capacity caused by a number of factors, including a decline in environmental remediation projects generating hazardous waste for off-site treatment and disposal, continuing efforts by hazardous waste generators to reduce volume and to manage the wastes on-site, and the uncertain regulatory environment regarding hazardous waste management and remediation requirements. These factors have led to reduced demand and increased pressure on pricing for hazardous waste management services; conditions which the Company expects to continue for the foreseeable future.

     Low-Level and Other Radioactive Waste Services. Radioactive wastes with varying degrees of radioactivity are generated by nuclear reactors and by medical, industrial, research and governmental users of radioactive material. Radioactive wastes are generally classified as either high-level or low-level. High-level radioactive waste, such as spent nuclear fuel and waste generated during the reprocessing of spent fuel from nuclear reactors, contains substantial quantities of long-lived radionuclides and is the ultimate responsibility of the federal government. Low-level radioactive waste, which decays more quickly than high-level waste, largely consists of dry compressible wastes (such as contaminated gloves, paper, tools and clothing), resins and filters which have removed radioactive contaminants from nuclear reactor cooling water, and solidified wastes from power plants which have become contaminated with radioactive substances and irradiated hardware.

     The Company's Chem-Nuclear Systems LLC subsidiary ("Chem-Nuclear") provides comprehensive low-level radioactive waste management services in the U.S., consisting of disposal, processing and various other special services. To a lesser extent, it provides services with respect to radioactive waste that has become mixed with regulated hazardous waste. Its Barnwell, South Carolina facility, which has been in operation since 1971, is one of three licensed commercial low-level radioactive waste disposal facilities in the U.S. A trust has been established and funded to pay the estimated cost of decommissioning the Barnwell facility. A second fund, for the extended care of the facility, is funded by a surcharge on each cubic foot of waste received. Chem-Nuclear may be liable for additional costs if the extra charges collected to restore and maintain the facility are insufficient to cover the cost of restoring or maintaining the site after its closure. The Company does not expect this to have a material adverse impact on future operating results.

     Under state legislation enacted in 1995, the Barnwell site is authorized to operate until its current permitted disposal capacity is fully utilized. However, that legislation was attached to a state appropriations bill that included a provision for a state tax of $235 to be imposed on every cubic foot of waste disposed of at the Barnwell facility. As a result of decreased disposal volume and a shortfall in anticipated tax revenue, in June 1997, the State of South Carolina enacted new legislation requiring that Chem-Nuclear guarantee certain portions of anticipated tax revenues from the facility. Such reduced disposal volume and the requirement that Chem-Nuclear fund such tax payments have caused Chem-Nuclear to review its alternatives with respect to the Barnwell facility. If Chem-Nuclear determines to close the Barnwell site, there could be a material adverse affect on the Company's consolidated financial statements.

     Chem-Nuclear also processes low-level radioactive waste at its customers' plants to enable such waste to be shipped in dry rather than liquid form to meet the requirements for receipt at disposal facilities and to reduce the volume of waste that must be transported. Processing operations include solidification, demineralization, dewatering and filtration. Other services offered by Chem-Nuclear include providing electro-chemical, abrasive and chemical removal of radioactive contamination, providing management services for spent nuclear fuel storage pools and storing and incinerating liquid radioactive organic wastes.

     Through its Waste Management Federal Services, Inc. subsidiary, the Company provides hazardous, radioactive and mixed waste program and facilities management services, primarily to the U.S. Department of Energy and other federal government agencies. Such services include waste treatment, storage, characterization and disposal, and privatization services.

     Independent Power Projects. The Company also operates and, in some cases, owns independent power projects which either cogenerate electricity and thermal energy or generate electricity alone for sale to customers, including utilities and private customers.

COMPETITION

     The waste industry is still highly competitive despite the recent consolidation in the industry. See "Industry Overview." The Company encounters intense competition, primarily in the pricing and rendering of services, from various sources in all phases of its operations. The industry is comprised of a number of companies of various sizes, numerous municipalities and other regional or multi-governmental authorities, and large commercial and industrial companies handling their own waste collection or disposal operations. Local governmental entities are at times able to offer lower direct charges to the customer for the same service by subsidizing the cost of such services through the use of tax revenues and tax-exempt financing. Generally, however, municipalities do not provide significant commercial and industrial collection or waste disposal.

     Operating costs, disposal costs, and collection fees vary widely throughout the geographic areas in which the Company operates. The prices that the Company charges are determined locally, and typically vary by the volume or weight, type of waste collected, treatment requirements, risks involved in the handling or disposing of waste, frequency of collections, distance to final disposal sites, labor costs and amount and type of equipment furnished to the customer. Long-term solid waste collection contracts typically contain a formula, generally based on published price indices, for automatic adjustment of fees.

     The Company competes for landfill business on the basis of tipping fees, geographical location, and quality of operations. The Company's ability to obtain landfill volume may be limited by the fact that some major collection companies also own or operate landfills to which they internalize their waste. The Company competes for collection accounts primarily based on price and the quality of its services. Intense competition is encountered for both quality of service and pricing. From time to time, competitors may reduce the price of their services and accept lower profit margins in an effort to expand or maintain market share or to successfully obtain competitively bid contracts.

     The Company provides residential collection services under a number of municipal contracts. Such contracts are subject to periodic competitive bidding, and there is no assurance that the Company will be the successful bidder and will be able to retain such contracts. If the Company is unable to replace any contract lost through the competitive bidding process with a comparable contract within a reasonable time period, the earnings of the Company could be adversely affected.

     Increased public environmental awareness and certain mandated state regulations have resulted in increased recycling, composting and waste reduction efforts in many different areas of North America. Such efforts tend to reduce the amount of solid waste directed to landfills and waste-to-energy facilities. Although the Company believes that landfills and waste-to-energy facilities will continue to be the primary depository for solid waste well into the future, there can be no assurance that recycling, composting, and waste reduction efforts will not affect future disposal volumes. The effect, if any, on such volumes could also vary between different geographic regions as well as within individual market areas in each region.

     The Company also encounters intense competition in pricing and rendering of services in its portable sanitation service business, from numerous large and small competitors. In addition, the Company's program and facilities management business encounters intense competition, primarily in pricing, quality and reliability of services, from various sources in all aspects of its business.

     In its hazardous waste management operations, the Company encounters competition from a number of sources, including several national or regional firms specializing primarily in hazardous waste management, local waste management concerns and, to a much greater extent, generators of hazardous wastes which seek to reduce the volume of or otherwise process and dispose of such wastes themselves. The basis of competition is primarily technical expertise and the price, quality and reliability of service.

     Similarly, WM International encounters intense competition from local companies and governmental entities in particular countries, as well as from major international companies. Pricing, quality of service and type of equipment utilized are the primary methods of competition for collection services, and proximity of suitable treatment or disposal facilities, technical expertise, price, quality and reliability of services are the primary methods of competition for treatment and disposal services.

EMPLOYEES

     At December 31, 1998, the Company had approximately 68,000 full-time employees, of which approximately 8,900 were employed in clerical, administrative, and sales positions, 2,700 in management, and the balance in collection, disposal, transfer station and other operations. Approximately 19,000 of the Company's employees are covered by collective bargaining agreements. The Company has not experienced a significant work stoppage, and management considers its employee relations to be good.

INSURANCE AND FINANCIAL ASSURANCE OBLIGATIONS

     The Company carries a broad range of insurance coverages, which management considers prudent for the protection of the Company's assets and operations. Some of these coverages are subject to varying retentions of risk by the Company. At December 31, 1998, the casualty coverages included $2,000,000 primary commercial general liability and $1,000,000 primary automobile liability (including coverage for pollution exposures arising out of trucking operations) supported by $400,000,000 in umbrella insurance protection. The property policy provides insurance coverages for all of the Company's real and personal property, including California earthquake perils. The Company also carries $200,000,000 in aircraft liability protection.

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

     Through the date of the WM Holdings Merger, certain of WM Holdings' auto, general liability and workers compensation risks were self insured up to $5,000,000 per accident. See Note 17 to the consolidated financial statements of the Company included elsewhere herein.

     To date, the Company has not experienced any difficulty in obtaining insurance. However, if the Company in the future is unable to obtain adequate insurance, or decides to operate without insurance, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect upon the Company's financial condition, results of operations or cash flows. Additionally, continued availability of casualty and EIL insurance with sufficient limits at acceptable terms is an important aspect of obtaining revenue-producing waste service contracts. The Company believes these are appropriate levels for its operations and that such levels meet applicable requirements of the various states and countries in which it operates.

     Municipal and governmental waste management contracts typically require performance bonds or bank letters of credit to secure performance. In addition, the Company is required to provide financial assurance for closure and post-closure obligations with respect to its landfills. The Company has not experienced difficulty in obtaining performance bonds or letters of credit for its current operations. As of December 31, 1998, the Company had provided letters of credit of approximately $2,089,100,000 and surety bonds of approximately $521,807,000 to municipalities and other customers and other regulatory authorities supporting tax-exempt bonds, performance of landfill final closure and post-closure requirements, insurance contracts, and other contracts. Continued availability of surety bonds and letters of credit in sufficient amounts at acceptable rates is an important aspect of obtaining additional municipal collection contracts and obtaining or retaining disposal site operating permits.

REGULATION

  General -- Potential Adverse Effect of Government Regulations

     The Company's principal business activities are subject to extensive and evolving federal, state, local and foreign environmental, health, safety, and transportation laws and regulations. These regulations are administered by the EPA in the U.S., various other federal, state, and local environmental, zoning, health, and safety agencies in the U.S. and elsewhere, including the European Environmental Agency in Europe and various other national agencies outside of Europe. Many of these agencies periodically examine the Company's operations to monitor compliance with such laws and regulations.

     Generally, the regulatory process requires the Company, and other companies in the industry, to obtain and retain numerous governmental permits to conduct various aspects of its operations, any of which may be subject to revocation, modification or denial. Particularly, the development, expansion, and operation of landfills and transfer stations are subject to extensive regulations governing siting, design, operations, monitoring, site maintenance, corrective action, financial assurance, and final closure and post-closure obligations. In order to construct, expand, and operate a landfill or transfer station, the Company must obtain and maintain one or more construction or operating permits and licenses and, in certain instances, applicable zoning approvals. Obtaining the necessary permits and approvals in connection with the acquisition, development, or expansion of a landfill or transfer station is difficult, time-consuming (often taking two to three years or more), and expensive, and is frequently opposed by local citizen as well as environmental groups. Once obtained, operating permits are subject to modification and revocation by the issuing agency. Compliance with current and future regulatory requirements may require the Company, as well as others in the waste management industry, from time to time, to make significant capital and operating expenditures.

     For collection operations, regulation takes such forms as licensing collection vehicles, health and safety requirements, vehicular weight limitations, and, in certain localities, limitations on weight, area, time, and frequency of collection.

     Federal, state, local and foreign governments have, from time to time, proposed or adopted other types of laws, regulations, or initiatives with respect to the environmental services industry, including laws, regulations, and initiatives to ban or restrict the international, interstate, or intrastate shipment of wastes, impose higher taxes on out-of-state waste shipments than on in-state shipments, limit the types of wastes that may be disposed of at existing landfills, mandate waste minimization initiatives, require recycling and yard waste composting, reclassify certain categories of nonhazardous waste as hazardous, and regulate disposal facilities as public utilities. Congress has from, time to time, considered legislation that would enable or facilitate such bans, restrictions, taxes, and regulations, many of which could adversely affect the demand for the Company's services. Similar types of laws, regulations, and initiatives have also, from time to time, been proposed or adjusted in other jurisdictions in which the Company operates. The effect of these and similar laws could be a reduction of the volume of waste that would otherwise be disposed of in the Company's landfills. The Company makes a continuing effort to anticipate regulatory, political, and legal developments that might affect its operations, but it is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed, reinterpreted, or enforced in the future may affect its operations. Such actions could adversely affect the Company's operations or impact the Company's financial condition or earnings for one or more fiscal quarters or years.

     In 1997, the EPA began requiring federal, state, or local permitting authorities receiving money from the EPA to consider the discriminatory effects that may result from permit issuances. The EPA will now entertain challenges to any such permits on the grounds that the permitted activities, alone or in conjunction with other permitted activities, subject minority communities to disparate exposure to pollution. The lack of specific standards in the EPA's guidance creates significant uncertainty about the effects any such challenges could have on the Company's ability to obtain or renew necessary permits.

     The demand for certain of the services provided by the Company, particularly its hazardous waste management services, is dependent in part on the existence and enforcement of federal, state and foreign laws and regulations which govern the discharge of hazardous substances into the environment and on the funding of agencies and programs under such laws and regulations. Such businesses will be adversely affected to the extent that such laws or regulations are amended or repealed, with the effect of reducing the regulation of, or liability for, such activity, that the enforcement of such laws and regulations is lessened or that funding of agencies and programs under such laws and regulations is delayed or reduced. In particular, the EPA continues to consider proposals under RCRA to redefine the term "hazardous waste" for regulatory purposes. Under some such proposals, wastes containing minimal concentrations of hazardous substances would no longer be subject to the stringent record-keeping, handling, treatment and disposal rules applied to hazardous wastes under RCRA. Other EPA proposals would cause certain wastes which presently must be managed in facilities approved under TSCA to be eligible for disposal in facilities not approved under TSCA. These proposals would, if adopted, reduce the volume of wastes for which the Company's hazardous waste management services are needed.

     In addition to environmental laws and regulations, federal government contractors, including the Company, are subject to extensive regulation under the U.S. Federal Acquisition Regulation and numerous statutes which deal with the accuracy of cost and pricing information furnished to the U.S. government, the allowability of costs charged to the U.S. government, the conditions under which contracts may be modified or terminated, and other similar matters. Various aspects of the Company's operations are subject to audit by agencies of the U.S. government in connection with its performance of work under such contracts as well as its submission of bids or proposals to the U.S. government. Failure to comply with contract provisions or other applicable requirements may result in termination of the contract, the imposition of civil and criminal penalties against the Company, or the suspension or debarment of all or a part of the Company from U.S. government work, which could have a material adverse impact upon the Company's financial condition or earnings for one or more fiscal quarters or years. Among the reasons for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs. Other governmental authorities have similar suspension and debarment laws or regulations or regulations which are applicable to their respective jurisdictions.

     Governmental authorities have the power to enforce compliance with regulations and permit conditions and to obtain injunctions or impose fines in case of violations. During the ordinary course of its operations, the Company may, from time to time, receive citations or notices from such authorities that a facility is not in full compliance with applicable environmental or health and safety regulations. Upon receipt of such citations or notices, the Company will work with the authorities to address their concerns. Failure to correct the problems to the satisfaction of the authorities could lead to monetary penalties, curtailed operations, jail terms, facility closure, or an inability to obtain permits for additional sites.

     As a result of changing government and public attitudes in the area of environmental regulation and enforcement, management anticipates that continually changing requirements in health, safety, and environmental protection laws will require the Company and others engaged in the waste management industry to continually modify or replace various facilities and alter methods of operation at costs that may be substantial. The Company's significant expenditures incurred in the operation of its disposal facilities relating to complying with the requirements of laws concerning the environment. These expenditures relate to facility upgrades, corrective actions, and facility final closure and post-closure care. The majority of these expenditures are made in the normal course of the Company's business and neither materially adversely affect the Company's earnings nor place the Company at any competitive disadvantage. Although the Company, to its knowledge, is currently in compliance in all material respects with all applicable federal, state, and local laws, permits, regulations, and orders affecting its operations where noncompliance would result in a material adverse effect on the Company's financial condition, results of operations or cash flows, there is no assurance that the Company will not have to expend substantial amounts for such actions in the future.

     The Company expects to grow in part by acquiring existing landfills, transfer stations, and collection operations. Although the Company conducts due diligence investigations of the past waste management practices of the businesses that it acquires, it can have no assurance that, through its investigation, it will identify all potential environmental problems or risks. As a result, the Company may have acquired, or may in the future acquire, landfills or other properties or businesses that have unknown environmental problems and related liabilities. The Company will be subject to similar risks and uncertainties in connection with the acquisition of closed facilities that had been previously operated by businesses acquired by the Company. The Company seeks to mitigate the foregoing risks by obtaining environmental representations and indemnities from the sellers of the businesses that it acquires. However, there can be no assurance that the Company will be able to rely on any such indemnities if an environmental liability exists.

  Solid Waste

     Operating permits are generally required at the state and local level for landfills, transfer stations and collection vehicles. Operating permits need to be renewed periodically and may be subject to revocation, modification, denial or non-renewal for various reasons, including failure of the Company to satisfy regulatory concerns. With respect to solid waste collection, regulation takes such forms as licensing of collection vehicles, truck safety requirements, vehicular weight limitations and, in certain localities, limitations on rates, area, time and frequency of collection. With respect to solid waste disposal, regulation covers various matters, including landfill location and design, groundwater monitoring, gas control, liquid runoff and rodent, pest, litter and traffic control. Zoning and land use requirements and limitations are encountered in the solid waste collection, transfer, recycling and energy recovery and disposal phases of the Company's business. In almost all cases the Company is required to obtain conditional use permits or zoning law changes in order to develop transfer station, resource recovery or disposal facilities. In addition, the Company's disposal facilities are subject to water and air pollution laws and regulations. Noise pollution laws and regulations may also affect the Company's operations. Governmental authorities have the power to enforce compliance with these various laws and regulations and violators are subject to injunctions, fines and revocation of permits. Private individuals may also have the right to sue to enforce compliance. Safety standards under the Occupational Safety and Health Act ("OSHA") are also applicable to the Company's solid waste and related services operations.

     The EPA and various states acting pursuant to EPA-delegated authority have promulgated rules pursuant to RCRA which serve as minimum requirements for land disposal of municipal wastes. The rules establish more stringent requirements than previously applied to the siting, construction, operations, final closure and post-closure monitoring and maintenance of all but the smallest municipal waste landfill facilities. The Company does not believe that continued compliance with the more stringent minimum requirements will have a material adverse effect on the Company's operations. See also "RCRA" and "Superfund" below for additional regulatory information.

     In March 1996, the EPA issued regulations that require large, municipal solid waste landfills to install and monitor systems to collect and control landfill gas. The regulations apply to landfills that are designed to accommodate 2.5 million cubic meters or more of municipal solid waste and that accepted waste for disposal after November 8, 1987, regardless of whether the site is active or closed. The date by which each affected landfill must have such a gas collection and control system depends on whether the landfill began operation before or after May 30, 1991. In the U.S., landfills constructed, reconstructed, modified or first accepting waste after May 30, 1991, generally must have had systems in place by late 1998. Older landfills are generally regulated by states and will be required to have landfill gas systems in place within approximately 30 months of EPA's approval of the state program. Many state solid waste regulations already require collection and control systems. Compliance with the new regulations is not expected to have a material adverse effect on the Company.

  Hazardous Waste

     The Company is required to obtain federal, state, local and foreign governmental permits for its hazardous waste treatment, storage and disposal facilities. Such permits are difficult to obtain, and in most instances, extensive geological studies, tests and public hearings are required before permits may be issued. The Company's hazardous waste treatment, storage and disposal facilities are also subject to siting, zoning and land use restrictions, as well as to regulations (including certain requirements pursuant to federal statutes) which may govern operating procedures and water and air pollution, among other matters. In particular, the Company's operations in the U.S. are subject to the Safe Drinking Water Act (which regulates deep well injection), TSCA (pursuant to which the EPA has promulgated regulations concerning the disposal of polychlorinated biphenyls ("PCBs")), the Clean Water Act (which regulates the discharge of pollutants into surface waters and sewers by municipal, industrial and other sources) and the Clean Air Act (which regulates emissions into the air of certain potentially harmful substances). In transportation operations, the Company is subject to the jurisdiction of the Interstate Commerce Commission and regulated by the DOT and by regulatory agencies in each state. Employee safety and health standards under OSHA are also applicable.

     All of the Company's hazardous waste treatment, storage or disposal facilities in the U.S. have been issued permits under RCRA. The regulations governing issuance of permits contain detailed standards for hazardous waste facilities on matters such as construction, waste analysis, security, inspections, training, preparedness and prevention, emergency procedures, reporting and recordkeeping, final closure and post-closure monitoring and maintenance. Once issued, a final permit has a maximum fixed term of ten years, and such permits for land disposal facilities are required to be reviewed five years from the date of issuance. The issuing agency (either the EPA or an authorized state) may review or modify a permit at any time during its term.

     The Company believes that it maintains each of its operating treatment, storage or disposal facilities in substantial compliance with the applicable requirements promulgated pursuant to RCRA. It is possible, however, that the issuance or renewal of a permit could be made conditional upon the initiation or completion of modifications or corrective actions at facilities, which might involve substantial additional capital expenditures. Although the Company anticipates the reauthorization of each permit at the end of its term if the facility's operations are in compliance with applicable requirements, there can be no assurance that such will be the case.

     The radioactive waste services of Chem-Nuclear are also subject to extensive governmental regulation. Due to the extensive geological and hydrogeological testing and environmental data required, and the complex political environment, it is difficult to obtain permits for radioactive waste disposal facilities. Various phases of Chem-Nuclear's low-level radioactive waste management services are regulated by various state agencies, the U.S. Nuclear Regulatory Commission (the "NRC") and the DOT. Regulations applicable to Chem-Nuclear's operations include those dealing with packaging, handling, labeling and routing of radioactive materials, and prescribe detailed safety and equipment standards and requirements for training, quality control and insurance, among other matters. Employee safety and health standards under OSHA are also applicable.

  Waste-to-Energy and Related Services

     The Company provides waste-to-energy and related services through its wholly-owned subsidiary WTI, which is now managed as part of the North American solid waste management service operations. WTI's business activities are subject to environmental regulation under federal, state and local laws and regulations. These regulations include the Clean Air Act, the Clean Water Act and RCRA. The Company believes that this business is conducted in material compliance with applicable laws and regulations. There can be no assurance, however, that such requirements will not change to the extent that it would materially affect the Company's consolidated financial statements. The Company believes that the air pollution control systems at certain waste-to-energy facilities owned or leased for use in these operations most likely will be required to be modified to comply with more stringent air pollution control standards adopted by the EPA in December 1995 for large municipal waste combusters. The compliance dates will vary by facility, but all affected facilities most likely will be required to be in compliance with the standards by the end of the year 2000. Currently available technologies are adequate to meet the new standards. Although the total expenditures required for such modifications are approximately $200,000,000, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements generally allow the Company to recover from customers the majority of incremental capital and operating costs. The customer's share of capital and financing costs is typically recovered over the remaining life of the waste supply agreements, and pro rata operating costs are recovered in the period incurred. There can be no assurance, however, the Company will be able to recover, for each project, all such increased costs from its customers. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws, and enforcement policies thereunder, could affect the manner in which the Company operates its waste-to-energy projects and conducts its business, including the handling, processing or disposal of the wastes, by-products and residues generated thereby.

     Also, in May 1994, the U.S. Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of waste in interstate commerce through the use of flow control laws. Such laws typically involve a local government specifying a jurisdictional disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld non-regulatory means by which municipalities may effectively control the flow of municipal solid waste. In addition, federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. There can be no assurance that such alternatives to regulatory flow control will in every case be found lawful or that such legislation will be enacted into law. However, the Supreme Court's 1994 ruling and subsequent court decisions have not to date had a material adverse effect on any of the Company's waste-to-energy operations. In the event that such legislation is not adopted, the Company believes that affected municipalities will endeavor to implement alternative lawful means to continue controlling the flow of waste. In view of the uncertain state of the law at this time, however, the Company is unable to predict whether such efforts would be successful or what impact, if any, this matter might have on the Company's waste-to-energy facilities.

     The Company's Gloucester County, New Jersey waste-to-energy facility historically relied on a disposal franchise for substantially all of its supply of municipal solid waste. On May 1, 1997, the Third Circuit Court of Appeals (the "Third Circuit") permanently enjoined the State of New Jersey from enforcing its franchise system as a form of unconditional solid waste flow control, but stayed the injunction for so long as any appeals were pending. On November 10, 1997, the U.S. Supreme Court announced its decision not to review the Third Circuit decision, thereby ending the stay and, effectively, the facility's disposal franchise. In response, the Gloucester facility lowered its prices. In early 1999, the Company entered into an agreement pursuant to which the Company will operate the Gloucester facility and provide disposal services under a new service agreement for the next ten years. As part of the agreement, Gloucester County has agreed to cooperate in a refinancing of the existing project debt. The refinancing, which is expected to close in the second quarter of 1999, will settle all disputes and release the existing letters of credit. As a result of the agreement and refinancing, the Company expects the Gloucester project to operate profitably, albeit at reduced levels, in the absence of regulatory control.

     The Company's energy facilities in the U.S. are also subject to the provisions of various energy-related laws and regulations, including the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The ability of the Company's waste-to-energy and small power production facilities to sell power to electric utilities on advantageous terms and conditions and to avoid burdensome public utility regulation has historically depended, in part, upon the applicability of certain provisions of PURPA, which generally exempts the Company from state and federal regulatory control over electricity prices charged by, and the finances of, the Company and its energy-producing subsidiaries. As state legislatures and the U.S. Congress have accelerated their consideration of the manner in which economic efficiencies can be gained by deregulating the electric generation industry, utilities and others have taken the position that power sales agreements entered into pursuant to PURPA which provide for rates in excess of current market rates should be voidable as "stranded assets." The Company's power production facilities are qualifying facilities under PURPA and depend on the sanctity of their power sales agreements for their economic viability. Although a repeal or modification of PURPA is possible within the next two years, the Company believes that federal law offers strong protection to the PURPA contracts and recent state and federal agency and court decisions have unanimously upheld the inviolate nature of these contracts. In addition, state legislative actions to date have not attempted to abrogate these contracts. While there is some risk that future utility restructurings, court decisions and/or legislative or administrative action in this area could have an adverse effect on the business of the Company, in light of recent developments, the Company currently believes such risk is remote. In addition, the passage of the Energy Policy Act of 1992 created an alternative ownership mechanism by which the Company's future independent power projects would be able to participate in the electricity generation industry without the burdens of traditional public utility regulation. For those reasons, the operations of existing waste-to-energy and other small power production facilities business are not currently expected to be materially and adversely affected if the various benefits of PURPA are repealed or substantially reduced on a prospective basis. However, the Company can give no assurances that future utility restructurings, court decisions or legislative or administrative action in this area will not have a material adverse impact on its consolidated financial statements.

  RCRA

     Pursuant to RCRA, the EPA has established and administers a comprehensive, "cradle-to-grave" system for the management of a wide range of industrial by-products and residues identified as "hazardous" wastes. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA may be authorized by the EPA to administer their programs in lieu of RCRA.

     Under RCRA and federal transportation laws, a transporter must deliver hazardous waste in accordance with a manifest prepared by the generator of the waste and only to a treatment, storage or disposal facility having a RCRA permit or interim status under RCRA. Every facility that treats or disposes of hazardous wastes must obtain a RCRA permit from the EPA or an authorized state and must comply with certain operating standards. The RCRA permitting process involves applying for interim status and also for a final permit. Under RCRA and the implementing regulations, facilities which have obtained interim status are allowed to continue operating by complying with certain minimum standards pending issuance of a permit.

     RCRA also imposes restrictions on land disposal of certain hazardous wastes and prescribes standards for hazardous waste land disposal facilities. Under RCRA, land disposal of certain types of untreated hazardous wastes has been banned except where the EPA has determined that land disposal of such wastes and treatment residuals should be permitted. The disposal of liquids in hazardous waste land disposal facilities is also prohibited.

     The EPA, from time to time, considers fundamental changes to its regulations under RCRA that could facilitate exemptions from hazardous waste management requirements, including policies and regulations that could implement the following changes: redefine the criteria for determining whether wastes are hazardous; prescribe treatment levels which, if achieved, could render wastes nonhazardous; encourage further recycling and waste immunization; reduce treatment requirements for certain wastes to encourage alternatives to incineration; establish new operating standards for combustion technologies; and indirectly encourage on-site remediation. To the extent such changes are adopted, they can be expected to adversely affect the demand for the Company's hazardous waste management services. In this regard, the EPA has recently proposed regulations which would have the effect of reducing the volume of waste classified as hazardous for RCRA regulatory purposes.

     In addition to the foregoing provisions, RCRA regulations require the Company to demonstrate financial responsibility for possible bodily injury and property damage to third parties caused by both sudden and nonsudden accidental occurrences. See "-- Insurance and Financial Insurance Obligations." Also, RCRA regulations require the Company to provide financial assurance that funds will be available when needed for closure and post-closure care at its waste treatment, storage and disposal facilities, the costs of which could be substantial. Such regulations allow the financial assurance requirements to be satisfied by various means, including letters of credit, surety bonds, trust funds, a financial (net worth) test and a guarantee by a parent corporation. Under RCRA regulations, a company must pay the closure costs for a waste treatment, storage or disposal facility owned by it upon the closure of the facility and thereafter pay post-closure care costs. If such a facility is closed prior to its originally anticipated time, it is unlikely that sufficient funds or reserves will have been accrued over the life of the facility to provide for such costs, and the owner of the facility could suffer a material adverse impact as a result. Consequently, it may be difficult to close such facilities to reduce operating costs at times when, as is currently the case in the hazardous waste services industry, excess treatment, storage or disposal capacity exists.

  Superfund

     Among other things, Superfund generally provides for the remediation of sites from which there has been a release or threatened release of a hazardous substance into the environment. Superfund imposes joint and several liability for the costs of remediation and for damages to natural resources upon the present and former owners or operators of facilities or sites from which there is a release or threatened release of hazardous substances. Waste generators and waste transporters are also strictly liable. Under the authority of CERCLA, detailed requirements apply to the manner and degree of remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment.

     Liability under CERCLA is not dependent upon the intentional disposal of "hazardous wastes," as defined under RCRA. It can be founded upon a release or threatened release, even as a result of lawful, unintentional, and non-negligent action, of any one of more than 700 "hazardous substances," including very small quantities of such substances. CERCLA requires the EPA to establish a National Priorities List ("NPL") of sites at which hazardous substances have been or are threatened to be released and which require investigation or remediation. The EPA's primary way of determining whether a site is to be included on the NPL is the Hazard Ranking System, which evaluates the relative potential for a release of hazardous substances to pose a threat to human health or the environment pursuant to a scoring system based on factors grouped into three categories: (1) likelihood of release, (2) hazardous substance characteristics, and (3) receptors. As of February 1999, the EPA had proposed or identified approximately 10,000 sites for preliminary assessment. These sites are compiled on the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") list. The identification of a site on the CERCLIS list indicates only that the site has been brought to the attention of the EPA and will undergo an assessment of environmental conditions thereon, but it does not necessarily mean that an actual health or environmental threat currently exists or has ever existed.

     More than 23% of the sites on the NPL are solid waste landfills. Thus, even if the Company's landfills have never received "hazardous wastes" as such, one or more hazardous substances may have come to be located at its landfills. Because of the extremely broad definition of "hazardous substances," the same is true of other industrial properties with which the Company or its predecessors has been, or with which the Company may become, associated as an owner or operator. Consequently, if there is a release or threatened release of such substances into the environment from a site currently or previously owned or operated by the Company, the Company could be liable under CERCLA for the cost of removing such hazardous substances at the site, remediation of contaminated soil or groundwater, and for damages to natural resources, even if those substances were deposited at the Company's facilities before the Company acquired or operated them. Given the limited amount of EIL insurance maintained by the Company as compared to the substantial cost of a CERCLA cleanup, a finding of such liability could have a material adverse impact on the Company's business and financial condition. See "-- Insurance and Financial Assurance Obligations."

     Under CERCLA, the Company may not be liable for the remediation of a disposal site that was never owned or operated by the Company ("third party site") containing hazardous substances transported to such site by the Company if the site was selected by the generator of the hazardous substance. However, the Company would be responsible for any hazardous substances during actual transportation. Also, the Company could be liable under CERCLA for environmental contamination caused by the release of hazardous substances transported by the Company where the Company selected the disposal site. CERCLA imposes liability for certain environmental response measures upon transporters who selected the disposal site at which a release or threatened release of hazardous substances occurs. It therefore is common in the solid waste transport business to receive information requests from the EPA about transporting activities to disposal sites. The Company has received information requests regarding transporting activities to its own disposal sites as well as third party sites. The environmental agencies or other potentially responsible parties could assert that the Company is liable for environmental response measures arising out of disposal at a third party site that was selected by the Company, a waste transporter acquired by the Company, or a waste transporter with whom the Company contracted.

     Several bills have been introduced in the U.S. Congress to reauthorize and substantially amend CERCLA. In addition to possible changes in the statute's funding mechanisms and provisions for allocating cleanup responsibility, Congress may also fundamentally alter the statute's provisions governing the selection of appropriate site remedial action. In this regard, new approaches to cleanup, removal, treatment, and remediation of hazardous substance releases may be adopted which rely on nationally or site-specific risk based standards. These types of policy changes could significantly affect the stringency and extent of site remediation, the types of remediation techniques employed, and the types of waste management facilities that may be used for the treatment and disposal of hazardous substances. Congress may additionally consider revision of the liability imposed by CERCLA on current owners of property for contamination caused prior to a party's acquisition of a site. This consideration could potentially reduce responsibility for remediation obligations under CERCLA that the Company could otherwise incur.

  International Waste Management and Related Services

     The Company's international operations, which are conducted through WM International, are subject to the general business, liability, land-use planning and other environmental laws and regulations of the countries where the services are performed and, in Europe, to European Union ("EU") regulations and directives. The degree of local enforcement of applicable laws and regulations varies substantially between, and even within, the various countries in which WM International operates. In addition to the statutes and regulations imposed by national, state or provincial, and municipal or other local authorities, many of the countries in which WM International operates are members of the EU. The EU has issued and continues to issue environmental directives and regulations covering a broad range of environmental matters and has created a European Environmental Agency responsible for monitoring and collating member state environmental data. The Single European Act, passed in 1987, established three fundamental principles to guide the development of future EU environmental law:
(i) the need for preventative action; (ii) the correction of environmental problems at the source; and (iii) the polluter's liability for environmental damage.

     The Treaty on European Union, signed in December 1991, came into force in November 1993. Revised in Amsterdam in June 1997, the Treaty now regards "sustainable development" as a key component of EU policy-making and requires that environmental protection be integrated into the definition and application of all EU laws.

     The impact of current and future EU legislation will vary from country to country according to the degree to which existing national requirements already meet or fall short of the new EU standards and, in some jurisdictions, may require extensive public and private sector investment and the development and provision of the necessary technology, expertise, administrative procedures and regulatory structures. These extensive laws and regulations are continually evolving in response to technological advances and heightened public and political concern.

     Outside Europe, continuing industrialization, population expansion and urbanization have caused increased levels of pollution with all of the resultant social and economic implications. The desire to sustain economic growth and address historical pollution problems is being accompanied by investments in environmental infrastructure and the introduction of regulatory standards to further control industrial activities.

     The Company believes that WM International's business is conducted in material compliance with applicable laws and regulations and does not anticipate that maintaining such compliance will adversely affect the Company's consolidated financial statements or operations. There can be no assurance, however, that such requirements will not change so as to require significant additional expenditures or operating costs.

  State and Local Regulation

     The states in which the Company operates have their own laws and regulations that may be more strict than comparable federal laws and regulations governing hazardous and nonhazardous solid waste disposal, water and air pollution, releases and cleanup of hazardous substances and liability for such matters. The states also have adopted regulations governing the siting, design, operation, maintenance, final closure, and post-closure maintenance of landfills and transfer stations. The Company's facilities and operations are likely to be subject to many, if not all, of these types of requirements. In addition, the Company's collection and landfill operations may be affected by the trend in many states toward requiring the development of waste reduction and recycling programs. For example, several states have enacted laws that require counties to adopt comprehensive plans to reduce, through waste planning, composting, recycling, or other programs, the volume of solid waste deposited in landfills. Additionally, the disposal of yard waste in solid waste landfills has been banned in several states. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling have also been considered from time to time by the U.S. Congress and the EPA.

     Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of hazardous and nonhazardous solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Additionally, certain state and local governments have enacted "flow control" regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific disposal sites. In May 1994, the U.S. Supreme Court ruled that a flow control ordinance was unconstitutional. Recently, lower courts have refused to overturn locally enacted ordinances which effectively circumvent the Supreme Court's ruling. Whether these laws will survive the appellate process is uncertain. From time to time, the U.S. Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of extraterritorial waste, and granting states and local governments authority to enact partial flow control legislation. To date, such congressional efforts have been unsuccessful. The U.S. Congress' adoption of such legislation allowing for restrictions on importation of extraterritorial waste or certain types of flow control, or the adoption of legislation affecting interstate transportation of waste at the federal or state level, could adversely affect the Company's solid waste management services, including collection, transfer, disposal, and recycling operations, and in particular the Company's ability to expand landfill operations acquired in certain areas.

     Many states and local jurisdictions in which the Company operates have enacted "fitness" laws that allow agencies having jurisdiction over waste services contracts or permits to deny or revoke such contracts or permits on the basis of an applicant's (or permit holder's) compliance history. These laws authorize the agencies to make determinations of an applicant's fitness to be awarded a contract or to operate and to deny or revoke a contract or permit because of unfitness absent a showing that the applicant has been rehabilitated through the adoption of various operating policies and procedures put in place to assure future compliance with applicable laws and regulations.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

     In the normal course of its business, the Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, or other aspects of operating results. The words "may," "expect," "believe," "anticipate," "project," "estimate," their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. As noted elsewhere in this report, all phases of the Company's operations are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Company, and any one of which, or a combination of which, could materially affect the Company's consolidated financial statements and operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

     The following discussion outlines certain factors that could affect the Company's consolidated financial statements for 1999 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company:

  Potential Difficulties in Continuing to Expand and Manage Growth

     The Company has experienced rapid growth, primarily through acquisitions. The Company's future financial results and prospects depend in large part on its ability to successfully manage and improve the operating efficiencies and productivity of these acquired operations. In particular, whether the anticipated benefits of acquired operations are ultimately achieved will depend on a number of factors, including the ability of the Company to achieve administrative cost savings, rationalization of collection routes, insurance and bonding cost reductions, general economies of scale, and the ability of the Company, generally, to capitalize on its asset base and strategic position. Moreover, the ability of the Company to continue to grow will depend on a number of factors, including competition from other waste management companies, availability of attractive acquisition opportunities and the ability to mitigate anti-trust concerns related to acquisitions in several markets, availability of working capital, ability to maintain margins on existing or acquired operations, and the management of costs in a changing regulatory environment. There can be no assurance that the Company will be able to continue to expand and successfully manage its growth or that the pace of its growth will not adversely affect its existing or acquired operations.

  Potential Risks of Acquisition Strategy

     The Company regularly pursues opportunities to expand through the acquisition of additional waste management businesses and operations that can be effectively integrated with the Company's existing operations. In addition, the Company regularly pursues mergers and acquisition transactions, some of which are significant, in new markets where the Company believes that it can successfully become a provider of integrated waste management services. As one of the leading industry consolidators, the Company could announce transactions with either publicly or privately owned businesses at any time.

     The Company's acquisition strategy involves certain potential risks. These include the risk that the Company may not accurately assess all of the pre-existing liabilities of acquired companies and that the Company may encounter unexpected difficulties in successfully integrating the operations of acquired companies with the Company's existing operations. Although the Company generally has been successful in implementing its acquisition strategy, there can be no assurance that attractive acquisition opportunities will continue to be available to the Company, that the Company will have access to the capital required to finance potential acquisitions on satisfactory terms, or that any businesses acquired will prove profitable. Future acquisitions may result in the incurrence of additional indebtedness or the issuance of additional equity securities.

  International Operations

     Operations in foreign countries generally are subject to a number of risks inherent in any business operating in foreign countries, including political, social, economic instability, and inflation, general strikes, nationalization of assets, currency restrictions and exchange rate fluctuations, nullification, modification or renegotiation of contracts, and governmental regulation, all of which are beyond the control of the Company. No prediction can be made as to how existing or future foreign governmental regulations in any jurisdiction may affect the Company in particular or the waste management industry in general.

  Capital Requirements

     The Company expects to generate sufficient cash flow from its operations in 1999 to cover its anticipated cash needs for capital expenditures and acquisitions. If the Company's cash flow from operations during 1999 is less than currently expected, or if the Company's capital requirements increase, either due to strategic decisions or otherwise, the Company may elect to incur future indebtedness or issue equity securities to cover any additional capital needs. However, there can be no assurance that the Company will be successful in obtaining additional capital on acceptable terms through such debt incurrences or issuances of additional equity securities. Additionally, there can be no assurances that the Company will be successful in renewing its existing credit facility, which must be renewed annually, or that any such renewal will be on terms acceptable to the Company. Any failure by the Company to successfully renew its existing credit facility, or to obtain other financing sources could have a material adverse effect on the Company's consolidated financial statements. See Note 5 to the consolidated financial statements included elsewhere herein.

     The Company has historically used variable rate debt under revolving bank credit arrangements as one method of financing its rapid growth. Although recent financings by the Company have reduced the amount of variable rate debt as a percentage of total indebtedness outstanding, the Company intends to continue to use variable rate debt as a financing alternative. To the extent that variable interest rates tend to fluctuate as general interest rates change, an increase in interest rates could have a material adverse effect on the Company's earnings in the future.

  Effect of Competition on Profitability

     The waste management industry is highly competitive. In North America, the industry consists of several large national waste management companies, and numerous local and regional companies of varying sizes and financial resources. The Company competes with numerous waste management companies, and with counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial competitive advantages because tax revenues and tax-exempt financing are available to them. In addition, competitors may reduce their prices to expand sales volume or to win competitively bid municipal contracts. Profitability may decline because of the national emphasis on recycling, composting, and other waste reduction programs that could reduce the volume of solid waste collected or deposited in disposal facilities.

     Although the Company is a leading provider of waste management and related services outside of North America, the Company does not believe that any non-governmental entity accounts for a material portion of the very decentralized, highly fragmented international market. In some markets, however, the Company competes with substantial companies which hold significant market shares, particularly in Finland, Germany, the Netherlands, Sweden and the United Kingdom. The international waste management and related services industry is highly competitive and certain aspects require substantial human and capital resources. The Company encounters intense competition from governmental, quasi-governmental and private sources in all aspects of its international operations.

     Some competitors of the Company in its international operations may have greater financial resources and may have greater technical resources with respect to specific matters. Particularly with respect to larger contracts, such as for city-cleaning services, contracts or bids with respect to the construction or development of water and wastewater facilities, or permitting and development of a new treatment facility, waste-to-energy facility, incinerator or landfill, the Company may be required to commit substantial resources over a long period of time during the proposal phase without any assurance of successfully obtaining the contract.

  Capitalized Expenditures

     In accordance with generally accepted accounting principles, the Company capitalizes certain expenditures and advances relating to acquisitions, pending acquisitions, and disposal site development and expansion projects. The Company expenses indirect acquisition costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, as incurred. The Company's policy is to charge against earnings any unamortized capitalized expenditures and advances relating to any facility or operation that is permanently shut down, any pending acquisition that is not consummated, and any disposal site development or expansion project that is not completed. The charge against earnings is reduced by any portion of the capitalized expenditure and advances that the Company estimates will be recoverable, through sale or otherwise. In future periods, the Company may be required to incur a charge against earnings in accordance with such policy. Depending on the magnitude of any such charge, it could have a material adverse effect on the Company's consolidated financial statements.

  Restrictions and Costs Associated with Government Regulation

     The Company's operations are substantially affected by stringent government regulations at the federal, state and local level in the U.S. and in other countries. These laws, rules, orders and interpretations govern environmental protection, health and safety, land use, zoning, and other matters. They may impose restrictions on operations that could adversely affect the Company's results of operations and financial condition, such as limitations on the expansion of waste disposal, transfer or processing facilities, limitations or bans on disposal of out-of-state waste or certain categories of waste, or mandates regarding the disposal of solid waste. In order to develop, expand or operate a landfill or other waste management facility, the Company must obtain and maintain in effect various facility permits and other governmental approvals, including those relating to zoning, environmental protection and land use. These permits and approvals are difficult, time consuming and costly to obtain, in part because of possible opposition by governmental officials or citizens. In addition, these permits and approvals may contain conditions that limit operations and the Company's ability to change the facility.

     There can be no assurance that the Company will be successful in obtaining and maintaining in effect permits and approvals required for the successful operation and growth of its business, including permits and approvals for the development of additional disposal capacity needed to replace existing capacity that is exhausted. The siting, design, operation and closure of landfills are also subject to extensive regulations. These regulations could also require the Company to undertake investigatory or remedial activities, to curtail operations or to close a landfill temporarily or permanently. Future changes in these regulations may require the Company to modify, supplement, or replace equipment or facilities at costs which could be substantial.

     In the U.S., court decisions have ruled that state and local governments may not use regulatory flow control laws constitutionally to restrict the free movement of waste in interstate commerce. The Company cannot predict what impact, if any, these decisions will have on its disposal facilities.

  Potential Environmental Liability and Insurance

     The Company could be liable if its disposal facilities and collection operations cause environmental damage to the Company's properties or to nearby landowners, particularly as a result of the contamination of drinking water sources or soil, including damage resulting from conditions existing prior to the acquisition of such assets or operations. Also, the Company could be liable for any off-site environmental contamination caused by hazardous substances, the transportation, disposal or treatment of which was arranged for by the Company or predecessor owners where the Company is liable as a successor to such prior owners. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company.

     In the ordinary course of its business, the Company may become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations. These may include proceedings by foreign, federal, state or local agencies seeking to impose civil or criminal penalties on the Company for violations of such laws and regulations, or to impose liability on the Company under applicable statutes, or to revoke or deny renewal of a permit; actions brought by citizens groups, adjacent landowners or governmental agencies opposing the issuance of a permit or approval to the Company or alleging violations of the permits pursuant to which the Company operates or laws or regulations to which the Company is subject; and actions seeking to impose liability on the Company for any environmental damage at its owned or operated facilities (or at facilities formerly owned by the Company or its predecessors or facilities at which the Company or its predecessors arranged for the disposal of hazardous substances) or damage that those facilities or other properties may have caused to adjacent landowners or others, including groundwater or soil contamination. The adverse outcome of one or more of these proceedings could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

     The Company's insurance for environmental liability meets or exceeds statutory requirements. However, because the Company believes that the cost for such insurance is high relative to the coverage it would provide, such coverages are generally maintained at statutorily required levels. Due to the limited nature of such insurance coverage for environmental liability, if the Company were to incur liability for environmental damage, such liability could have a material adverse effect on the Company's financial position, results of operations or cash flows.

  Alternatives to Landfill Disposal and Waste-to-Energy Facilities

     Alternatives to disposal, such as recycling and composting, are increasingly being used. There also has been an increasing trend to mandate recycling and waste reduction at the source and to prohibit the disposal of certain types of wastes, such as yard wastes, at landfills or waste-to-energy facilities. These developments could reduce the volume of waste going to landfills and waste-to-energy facilities in certain areas, which may affect the Company's ability to operate its landfills and waste-to-energy facilities at full capacity, and the prices that can be charged for landfill disposal and waste-to-energy services.

  Dependence on Key Personnel

     The Company's business is partially dependent upon the performance of certain of its executive officers. The Company is particularly dependent upon John E. Drury, Chief Executive Officer of the Company, because of his knowledge of the Company's operations as well as his industry experience. The Company has entered into employment agreements with its executive officers. Notwithstanding such agreements, there can be no assurance that the Company will be able to retain such officers or that it will be able to enforce non-compete provisions that are contained in such agreements in the event of their departure. The loss of the services of the Company's management could have a material adverse effect upon the Company. The Company is in the process of establishing a formalized management succession plan to prepare itself in the event of an unexpected departure.

  Recyclable Materials Price Fluctuations

     Recyclable materials processed by the Company for sale include paper, plastics, aluminum and other commodities which are subject to significant price fluctuations. These fluctuations will affect the Company's future operating revenues and income.

  Matters Related to WM Holdings Accounting Practices

     The U.S. Securities and Exchange Commission has commenced a formal investigation with respect to WM Holdings' previously filed financial statements (which were subsequently restated) and the related accounting policies, procedures and system of internal controls. The Company is fully cooperating with such investigations. Additionally, several lawsuits and claims have been filed against WM Holdings and several of its former officers and directors in connection with the restatement of WM Holdings' financial statements. The Company is unable to predict the outcome or impact of the investigation or any previously filed or future lawsuits or claims arising out of the restatement at this time. See "Legal Proceedings."

  Seasonality

     The Company's operating revenues are usually lower in the winter months primarily because the volume of waste relating to construction and demolition activities usually increases in the spring and summer months, and the volume of industrial and residential waste in certain regions where the Company operates usually decreases during the winter months. The Company's first and fourth quarter results of operations typically reflect this seasonality.

ITEM 2. PROPERTIES.

     The principal property and equipment of the Company consists of land (primarily disposal sites), buildings, waste treatment or processing facilities (other than disposal sites) and vehicles and equipment. The Company owns or leases real property in most locations in which it is doing business. At December 31, 1998, the Company owned and operated 246 active disposal sites in North America, which aggregated approximately 119,700 acres of land, including approximately 28,000 permitted acres for landfill use. Additionally, the Company operated 32 disposal sites in North America through leasing arrangements, which aggregated approximately 7,700 total acres, including approximately 2,000 acres permitted for landfill use as well as operated an additional 27 disposal sites through agreements with municipalities. At December 31, 1998, pursuant to certain governmental orders, the Company had for sale, 12 landfill sites, consisting of approximately 4,700 total acres of which 1,700 were permitted for landfill utilization. The WM International landfill operations at December 31, 1998, included 39 sites, which aggregated approximately 2,630 total acres, including approximately 2,045 acres which were permitted for landfill use. Furthermore, the Company owned or operated through agreements 23 waste-to-energy facilities in North America. See "Business -- Acquisition Activity and Divestitures."

     The Company leases approximately 193,000 square feet of office space in Houston, Texas, for its executive offices under leasing arrangements expiring through 2008. For the year ended December 31, 1998, aggregate annual rental payments on real estate leased by the Company were approximately $133,002,000.

     The Company owns approximately 53,000 items of equipment, including waste collection vehicles and related support vehicles, as well as bulldozers, compactors, earth movers, and other related heavy equipment and vehicles used in landfill operations. The Company has approximately 2,580,000 steel containers in use, ranging from one to 45 cubic yards, and a number of stationary compactors and self-dumping hoppers.

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

     In November and December 1997, several alleged purchasers of WM Holdings securities (including but not limited to WM Holdings common stock), who allegedly bought their securities between 1996 and 1997, brought 14 purported class action lawsuits against WM Holdings and several of its former officers in the U.S. District Court for the Northern District of Illinois. Each of these lawsuits asserted that the defendants violated the federal securities laws by issuing allegedly false and misleading statements in 1996 and 1997 about WM Holdings' financial condition and results of operations. Among other things, the plaintiffs alleged that WM Holdings employed accounting practices that were improper and that caused its publicly filed financial statements to be materially false and misleading. The lawsuits demanded, among other relief, unspecified compensatory damages, pre- and post-judgement interest, attorneys' fees, and the costs of conducting the litigation. In January 1998, the 14 putative class actions were consolidated before one judge. On May 29, 1998, the plaintiffs filed a consolidated amended complaint against WM Holdings and four of its former officers. The consolidated amended complaint seeks recovery on behalf of a proposed class of all purchasers of WM Hold-ings securities between May 29, 1995, and October 30, 1997. The consolidated amended complaint alleges, among other things, that WM Holdings filed false and misleading financial statements beginning in 1991 and continuing through October 1997 and seeks recovery for alleged violations of the federal securities laws between May 1995 and October 1997. In December 1998, the Company announced an agreement to settle the consolidated action against all defendants and establish a settlement fund of $220,000,000 for the class of open market purchasers of WM Holdings equity securities between November 3, 1994, and February 24, 1998. The settlement agreement with the plaintiffs is subject to various conditions, including preliminary approval by the Court, notice to the class and final approval by the Court after a hearing. There can be no assurances that the Court will find the settlement to be fair to the class or that, because members of the class may opt out of the lawsuit, WM Holdings will not be a party to additional lawsuits or claims brought by individuals.

     The Company is aware of another action arising out of the same set of facts alleging a cause of action under Illinois state law. Additionally, there are several other actions and claims arising out of the same set of facts, including one purported class action brought by business owners who received WM Holdings shares in the sales of their businesses to WM Holdings that alleges breach of contract causes of action on the basis of allegedly false representation and warranties. A purported derivative action has also been filed by an alleged former shareholder of WM Holdings against certain former officers and directors of WM Holdings and nominally against WM Holdings to recover damages caused to WM Holdings as a result of the matter described in this paragraph. It is not possible at this time to predict the impact this litigation may have on WM Holdings or the Company, nor is it possible to predict whether any other suits or claims arising out of these matters may be brought in the future. However, it is reasonably possible that the outcome of any present or future litigation may have a material adverse impact on their respective financial condition or results of operations in one or more future periods. WM Holdings intends to defend itself vigorously in the litigation.

     The Company is also aware that the U.S. Securities and Exchange Commission has commenced a formal investigation with respect to the WM Holdings previously filed financial statements (which were subsequently restated) and related accounting policies, procedures and system of internal controls. The Company intends to cooperate with such investigation. The Company is unable to predict the outcome or impact of this investigation at this time.

     On March 12, 1998, a stockholder of WM Holdings filed a purported class action suit in the Chancery Court of the State of Delaware in the New Castle County against WM Holdings and certain of its former directors. The complaint alleges, among other things, that (i) the Merger was the product of unfair dealing and the price paid to members of the purported class for their WM Holdings common stock was unfair and inadequate, (ii) the WM Holdings Merger will prevent members of the purported class from receiving their fair portion of the value of WM Holdings' assets and business and from obtaining the real value of their equity ownership of WM Holdings, (iii) defendants breached their fiduciary duties owed to the members of the purported class by putting their personal interests ahead of the interests of WM Holdings' public stockholders and (iv) the members of the class action will suffer irreparable damage unless the defendants are enjoined from breaching their fiduciary duties. The complaint seeks equitable relief that would rescind the WM Holdings Merger and monetary damages from the defendants for unlawfully gained profits and special benefits. The Company believes the suit to be without merit and intends to contest it vigorously.

     The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the foreign, federal, state and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 1998, two Company subsidiaries engaged in providing hazardous waste and municipal solid waste management services respectively, were each involved in proceedings where it is believed that sanctions involved may exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

     The Company or certain of its subsidiaries have been identified as potentially responsible parties in a number of governmental investigations and actions relating to waste disposal facilities which may be subject to remedial action under Superfund. The majority of these proceedings are based on allegations that certain subsidiaries of the Company (or their predecessors) transported hazardous substances to the sites in question, often prior to acquisition of such subsidiaries by the Company. Such proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial.

     As of December 31, 1998, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 88 locations listed on the NPL. Of the 88 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially sited by others as land disposal facilities. At each of the 17 owned facilities, the Company is working in conjunction with the government to characterize or to remediate identified site problems. In addition, at these 17 facilities the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 71 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain.

     The Company periodically reviews its role, if any, with respect to each such site, giving consideration to the nature of the Company's alleged connection to the location (e.g., owner, operator, transporter or generator), the extent of the Company's alleged connection to the location (e.g., amount and nature of waste hauled to the location, number of years of site operation by the Company or other relevant factors), the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties at the location, and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, a provision is made in the Company's consolidated financial statements for the Company's best estimate of the liability based on management's judgment and experience, information available from regulatory agencies and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of a specific site, as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then the Company provides for the minimum amount within the range, in accordance with generally accepted accounting principles. Amounts recorded are discounted where appropriate. Sites subject to state action under state laws similar to the federal Superfund statute are treated by the Company in the same way as NPL sites.

     The Company's estimates are subsequently revised, as deemed necessary, as additional information becomes available. While the Company does not anticipate that the amount of any such revisions will have a material adverse effect on the Company's operations or financial condition, the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time. Such matters could have a material adverse impact on the Company's consolidated financial statements.

     From time to time, the Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company subsidiary having owned, operated or transported waste to a disposal facility which is alleged to have contaminated the environment or, in certain cases, conducted environmental remediation activities at sites. Some of such lawsuits may seek to have the Company or its subsidiaries pay the costs of groundwater monitoring and health care examinations of allegedly affected persons for a substantial period of time even where no actual damage is proven. While the Company believes it has meritorious defenses to these lawsuits, their ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs' circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other factors. Accordingly, it is possible such matters could have a material adverse impact on the Company's consolidated financial statements.

     The Company has been advised by the U.S. Department of Justice that Laurel Ridge Landfill, Inc., a wholly-owned subsidiary of the Company as a result of the Company's acquisition of United Waste Systems, Inc. ("United"), is a target of a federal investigation relating to alleged violations of the Clean Water Act at the Laurel Ridge Landfill in Kentucky. The investigation relates to a period prior to the Company's acquisition of United in August 1997. The Company is attempting to negotiate a resolution with the government which may involve a guilty plea to a criminal misdemeanor, a fine and in-kind services. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

     In June 1996, an indictment was brought against All-Waste Systems, Inc. ("All-Waste"), an indirect subsidiary of the Company acquired in December 1998 in connection with the Eastern Merger, thirteen other corporations and seven individuals in the Southern District of New York. In September 1997 nineteen of the defendants entered guilty pleas and collectively agreed to pay $17,000,000 in restitution to the IRS and Westchester County, fines and civil forfeitures. All-Waste pled guilty to mail fraud, which arose out of an alleged bid-rigging scheme for the Town of New Windsor, paid an $85,000 fine and was sentenced to a five year probation period. The probation period was terminated upon the closing of the sale of All-Waste to Eastern in June 1998.

     In March 1999, the Company was notified that All-Waste, two other indirect subsidiaries acquired in the Eastern Merger, as well as a current employee of the Company were suspended from future contracting with any agency in the executive branch of the U.S. government pending proceedings. The suspension and potential debarment are based on the September 1997 conviction of All-Waste and activities that occurred prior to ownership of the entities by Eastern. The Company is attempting to remove the three entities from the suspension and proposed debarment list. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

     In February 1999, a San Bernardino County, California grand jury returned an amended felony indictment against the Company, certain of its subsidiaries and their current or former employees, and a County employee. The proceeding is based on events that allegedly occurred prior to the WM Holdings Merger in connection with a WM Holdings landfill development project. The indictment includes allegations that certain of the defendants engaged in conduct involving fraud, wiretapping, theft of a trade secret and manipulation of computer data, and that they engaged in a conspiracy to do so. If convicted, the most serious of the available sanctions against the corporate defendants would include substantial fines and forfeitures. The Company believes that meritorious defenses exist to each of the allegations, and the defendants are vigorously contesting them. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

     The Company has brought suit against a substantial number of insurance carriers in an action entitled Waste Management, Inc. et al. v. The Admiral Insurance Company, et al. pending in the Superior Court in Hudson County, New Jersey. In this action the Company is seeking a declaratory judgment that environmental liabilities asserted against the Company or its subsidiaries, or that may be asserted in the future, are covered by insurance policies purchased by the Company or its subsidiaries. The Company is also seeking to recover defense costs and other damages incurred as a result of the assertion of environmental liabilities against the Company or its subsidiaries for events occurring over at least the last 25 years at approximately 140 sites and the defendant insurance carriers' denial of coverage of such liabilities. While the Company has reached settlements with some of the carriers, the remaining defendants have denied liability to the Company and have asserted various defenses, including that environmental liabilities of the type for which the Company is seeking relief are not risks covered by the insurance policies in question. The remaining defendants are contesting these claims vigorously. Discovery is nearly complete as to the 12 sites in the first phase of the case and discovery is expected to continue for several years as to the remaining sites. Currently, trial dates have not been set. The Company is unable at this time to predict the outcome of this proceeding. No amounts have been recognized in the Company's consolidated financial statements for potential recoveries.

     Several purported class action lawsuits and one purported derivative lawsuit seeking injunctive relief and unspecified money damages were filed in the Chancery Court in and for New Castle County, Delaware against the Company, WTI, and individual directors of WTI in connection with the June 20, 1997, proposal by WM Holdings to acquire all of the shares of WTI common stock which WM Holdings did not own. WM Holdings subsequently consummated a merger in which WTI's stockholders received $16.50 in cash per share of WTI's common stock. The lawsuits, which have since been consolidated into a single action, allege, among other things, that the defendants breached fiduciary duties to WTI's minority stockholders because the merger consideration contemplated by the proposal was inadequate and unfair. The Company believes that the defendants' actions in connection with the proposal were in accordance with Delaware law and, on that basis, has agreed to a settlement providing for the dismissal of all of the lawsuits against all defendants. The settlement agreement with the plaintiffs is subject to various conditions, including notice to the putative class and approval by the Court after a hearing.

     The Company and certain of its subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of their business. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, the Company believes that these matters will not have a material adverse effect on its consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the stockholders of the Company during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names and ages, as of March 1, 1999, of the Company's executive officers (as defined by regulations of the Securities and Exchange Commission), the positions they hold with the Company, and summaries of their business experience.

     John E. Drury, age 54, has been Chief Executive Officer and a director of the Company since May 1994 and served as Chairman of the Board from June 1995 until the consummation of the WM Holdings Merger in July 1998. From 1991 to May 1994, Mr. Drury served as a Managing Director of Sanders Morris Mundy Inc., a Houston based investment banking firm. Prior thereto, Mr. Drury served in various management capacities at Browning-Ferris Industries ("BFI") including President and Chief Operating Officer of BFI from 1982 to 1991. Mr. Drury is also a member of the board of directors of PalEx, Inc.

     Rodney R. Proto, age 50, has been President, Chief Operating Officer, and a director since joining the Company in August 1996. From 1992 to 1996, Mr. Proto was President, Chief Operating Officer, and a director of Sanifill, Inc. ("Sanifill"). Prior to such time, Mr. Proto was employed by BFI for twelve years where he served, among other positions, as President of Browning-Ferris Industries Europe, Inc. from 1987 through 1991 and Chairman of BFI Overseas from 1985 through 1987. Mr. Proto is also a member of the board of directors of Quanta Services, Inc.

     Earl E. DeFrates, age 55, has been Executive Vice President and Chief Financial Officer since May 1994. From October 1990 to April 1995, he also served as the Company's Secretary. Mr. DeFrates joined the

Company as Vice President -- Finance and Chief Financial Officer in October 1990 and was elected Executive Vice President in May 1994. Prior thereto, Mr. DeFrates was employed by Acadiana Energy Inc. (formerly Tatham Oil & Gas, Inc.) serving in various officer capacities, including the company's Chief Financial Officer from 1980 through 1990.

     Donald R. Chappel, age 47, has been Senior Vice President -- Operations and Administration since the consummation of the WM Holdings Merger in July 1998. Prior thereto, Mr. Chappel held several positions at WM Holdings, including serving as Acting Chief Financial Officer since October 1997, Vice President -- Financial Services since November 1996 and Vice President and Controller (North American operations) since August 1995. From 1991 to July 1995, Mr. Chappel was Vice President and Controller -- West and Mountain Areas of Waste Management of North America, Inc., and from July to August 1995 served as Vice President and Controller of Chemical Waste Management, Inc. Prior thereto he had served as Vice President and Controller -- WMI Urban Services, beginning in June 1987 when he joined WM Holdings.

     Robert P. Damico, age 50, has been Senior Vice President -- Midwest Area since the consummation of the WM Holdings Merger in July 1998. Prior thereto, Mr. Damico had served in various capacities at WM Holdings since 1980, including District Manager, Division Manager and region Manager for the Mountain Region.

     David R. Hopkins, age 55, has been Senior Vice President -- International Operations since November 1998 and has been Chief Executive Officer of WM International during that same period. Prior thereto, Mr. Hopkins had served as Vice President, Controller and Chief Accounting Officer of BFI since 1987.

     Miller J. Mathews, Jr., age 61, has been the Senior Vice
President -- Southern Area since the consummation of the WM Holdings Merger. Prior thereto, Mr. Mathews was the Company's Region Vice President -- Southern Region since 1995 when the waste company which he had owned since 1981, Sunray Services, Inc., was acquired by the Company.

     Ronald H. Jones, age 48, has been Vice President and Treasurer since joining the Company in June 1995. Prior to joining the Company, Mr. Jones was employed by Chambers Development Company, Inc. ("Chambers") as Vice President and Treasurer from July 1992 to June 1995, Director, Corporate Development from December 1990 to July 1992, and Assistant Vice President -- Finance from July 1989 to December 1990. Prior to joining Chambers, Mr. Jones was a Vice President and Manager of the Cincinnati regional office engaged in corporate and middle market lending with Bank of New York (formerly Irving Trust Company) and with Chase Manhattan Bank.

     Susan J. Piller, age 46, has been Senior Vice President -- Employee Relations since May 1996. Prior to joining the Company, Ms. Piller was with BFI from 1984 until 1996, where she held various labor and employment positions, including Vice President -- Employee Relations. Prior thereto, Ms. Piller was employed by the Houston law firm of Fulbright & Jaworski.

     William A. Rothrock, age 46, has been Senior Vice President -- Business Development of the Company since August 1996. Mr. Rothrock held similar business development positions with Sanifill from 1990 to 1996 and BFI from 1985 to 1990.

     Gregory T. Sangalis, age 43, has been Vice President, General Counsel and Secretary since April 1995 and Senior Vice President since July 1998. Prior to joining the Company, Mr. Sangalis was employed by WM Holdings, serving in various legal capacities since 1986 including Group Vice President and General Counsel from August 1992 to April 1995. Prior to joining the Company, he was General Counsel of Peavey Company and had been engaged in the private practice of law in Minnesota.

     Robert G. Simpson, age 47, has been Vice President -- Taxation since November 1998. From July 1997 to November 1998, Mr. Simpson served as Vice President and General Manager of Tenneco Inc. and Tenneco Business Services, a diversified industrial company. From April 1990 to July 1997, Mr. Simpson served as Vice President -- Tax of Tenneco Inc.

     Bruce E. Snyder, age 43, has been Vice President and Chief Accounting Officer of the Company since July 1992. Prior to joining the Company, Mr. Snyder was employed by the international accounting firm of

Coopers & Lybrand L.L.P., serving there since 1989 as an audit manager. From 1985 to 1989, Mr. Snyder held various financial positions with Price Edwards Henderson & Co., a privately held real estate development and management company in Oklahoma City, Oklahoma, and its affiliated companies, ultimately serving as Senior Vice President.

     Douglas G. Sobey, age 47, has been Senior Vice President -- Western Area, since July 1998. From 1996 to July 1998, Mr. Sobey was the Company's Region Vice President -- Northwest Region. From 1990 to 1996, Mr. Sobey held similar positions with Sanifill.

     David Sutherland-Yoest, age 42, has been Senior Vice President -- Atlantic Area since July 1998. From August 1996 to July 1998, Mr. Sutherland-Yoest was the Company's Vice Chairman of the Board and Vice President -- Atlantic Region and President of Canadian Waste Services, Inc. ("Canadian Waste"). From May 1994 to August 1996, he was President, Chief Operating Officer and a director of the Company. Prior to joining the Company, he was President, Chief Executive Officer and a director of Envirofil, Inc. ("Envirofil"). Between 1987 and 1992, Mr. Sutherland-Yoest served in various capacities at Laidlaw Waste Systems, Inc. and Browning-Ferris Industries, Ltd.

     Charles A. Wilcox, age 46, has been Senior Vice President -- Eastern Area since July 1998. From August 1996 to July 1998, Mr. Wilcox was Region Vice President of the Eastern Region. From December 1994 to August 1996, Mr. Wilcox served as an Executive Vice President of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "WMI." The following table sets forth the range of the high and low per share sales prices for the common stock as reported on the NYSE Composite Tape.

                                                               HIGH     LOW
                                                              ------   ------
1997
  First Quarter.............................................  $38.88   $28.63
  Second Quarter............................................   39.25    29.50
  Third Quarter.............................................   44.13    38.00
  Fourth Quarter............................................   41.75    32.63
1998
  First Quarter.............................................  $46.88   $34.44
  Second Quarter............................................   50.00    44.69
  Third Quarter.............................................   58.19    42.88
  Fourth Quarter............................................   48.88    35.25
1999
  First Quarter (through March 17, 1999)....................  $52.63   $45.50

     On March 17, 1999, the closing sale price as reported on the NYSE was $45.88 per share. The number of holders of record of common stock based on the transfer records of the Company at March 17, 1999, was 32,037.

     As of December 31, 1998, the Company is limited in its ability to pay dividends pursuant to its current credit agreements to amounts not to exceed $100,000,000 per year. The Company declared cash dividends of $0.01 per share, or approximately $5,700,000 and $6,100,000 during the third and fourth quarters of 1998, respectively. See Note 9 to the consolidated financial statements included elsewhere herein.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial information as of December 31, 1998 and 1997, and for each of the years in the three year period ended December 31, 1998, has been derived from the audited consolidated financial statements of the Company included elsewhere herein. This information should be read in conjunction with such consolidated financial statements and related notes thereto. The selected consolidated financial information as of December 31, 1996, 1995 and 1994, and for each of the years in the two year period ended December 31, 1995, has been derived from audited consolidated financial statements, that have been previously included in the Company's reports under the Exchange Act, restated for certain pooling of interests transactions that are not included herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------
                                                       1998          1997          1996          1995          1994
                                                    -----------   -----------   -----------   -----------   -----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Operating revenues................................  $12,703,469   $11,972,498   $10,998,602   $10,432,775   $ 9,677,048
                                                    -----------   -----------   -----------   -----------   -----------
Costs and expenses:
  Operating (exclusive of depreciation and
    amortization shown below).....................    7,383,751     7,482,273     6,564,234     6,261,745     5,705,355
  General and administrative......................    1,309,936     1,438,501     1,316,480     1,279,719     1,236,765
  Depreciation and amortization...................    1,498,712     1,391,810     1,264,196     1,186,492     1,129,890
  Merger costs....................................    1,807,245       112,748       126,626        26,539         3,782
  Asset impairments and unusual items.............      864,063     1,771,145       529,768       394,092       122,233
(Income) loss from continuing operations held for
  sale, net of minority interest..................          151         9,930          (315)      (25,110)      (24,143)
                                                    -----------   -----------   -----------   -----------   -----------
                                                     12,863,858    12,206,407     9,800,989     9,123,477     8,173,882
                                                    -----------   -----------   -----------   -----------   -----------
Income (loss) from operations.....................     (160,389)     (233,909)    1,197,613     1,309,298     1,503,166
                                                    -----------   -----------   -----------   -----------   -----------
Other income (expense):
  Interest expense................................     (681,457)     (555,576)     (525,340)     (534,964)     (437,946)
  Interest income.................................       26,829        45,214        34,603        41,565        47,878
  Minority interest...............................      (24,254)      (45,442)      (41,289)      (81,367)     (126,042)
  Other income, net...............................      139,392       127,216       108,645       257,773       113,526
                                                    -----------   -----------   -----------   -----------   -----------
                                                       (539,490)     (428,588)     (423,381)     (316,993)     (402,584)
                                                    -----------   -----------   -----------   -----------   -----------
Income (loss) from continuing operations before
  income taxes....................................     (699,879)     (662,497)      774,232       992,305     1,100,582
Provision for income taxes........................       66,923       363,341       486,700       493,375       498,233
                                                    -----------   -----------   -----------   -----------   -----------
Income (loss) from continuing operations..........     (766,802)   (1,025,838)      287,532       498,930       602,349
Income (loss) from discontinued operations........           --        95,688      (263,301)        4,863        27,324
Extraordinary item................................       (3,900)       (6,809)           --            --            --
Accounting change.................................           --        (1,936)           --            --        (1,281)
                                                    -----------   -----------   -----------   -----------   -----------
Net income (loss).................................  $  (770,702)  $  (938,895)  $    24,231   $   503,793   $   628,392
                                                    ===========   ===========   ===========   ===========   ===========
Basic earnings (loss) per common share:
  Continuing operations...........................  $     (1.31)  $     (1.84)  $      0.54   $      0.99   $      1.24
  Discontinued operations.........................           --          0.17         (0.49)         0.01          0.06
  Extraordinary item..............................        (0.01)        (0.01)           --            --            --
  Accounting change...............................           --            --            --            --            --
                                                    -----------   -----------   -----------   -----------   -----------
  Net income (loss)...............................  $     (1.32)  $     (1.68)  $      0.05   $      1.00   $      1.30
                                                    ===========   ===========   ===========   ===========   ===========
Diluted earnings (loss) per common share:
  Continuing operations...........................  $     (1.31)  $     (1.84)  $      0.53   $      0.97   $      1.23
  Discontinued operations.........................           --          0.17         (0.49)         0.01          0.05
  Extraordinary item..............................        (0.01)        (0.01)           --            --            --
  Accounting change...............................           --            --            --            --            --
                                                    -----------   -----------   -----------   -----------   -----------
  Net income (loss)...............................  $     (1.32)  $     (1.68)  $      0.04   $      0.98   $      1.28
                                                    ===========   ===========   ===========   ===========   ===========
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital...................................  $  (412,269)  $(1,967,278)  $  (258,210)  $(1,027,093)  $  (681,813)
Intangible assets, net............................    6,250,324     4,848,176     4,681,381     4,329,909     3,661,594
Total assets......................................   22,715,198    20,156,424    20,727,524    19,950,426    18,124,674
Long-term debt, including current maturities......   11,697,943     9,479,961     9,064,566     8,404,034     7,677,360
Stockholders' equity..............................    4,372,496     3,854,929     5,201,610     5,184,104     4,506,454

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion reviews the Company's operations for the three years ended December 31, 1998, and should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein. The Company has restated its previously issued financial statements for years prior to 1998 to reflect the Eastern Merger accounted for under the pooling of interests method of accounting.

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

INTRODUCTION

     The Company is a global leader in providing integrated waste management services. In North America, the Company provides solid waste management services throughout the U.S., as well as in Canada and Puerto Rico, including collection, transfer, recycling and resource recovery services, and disposal services, including the landfill disposal of hazardous wastes. In addition, the Company is a leading developer, operator and owner of waste-to-energy facilities in the U.S. The Company also engages in other hazardous waste management services throughout North America, as well as low-level and other radioactive waste services. Internationally, the Company operates throughout Europe, the Pacific Rim, South America and other select international markets. Included in the Company's international operations is the collection and transportation of solid, hazardous and medical wastes and recyclable materials and the treatment and disposal of recyclable materials. The Company also operates solid and hazardous waste landfills, municipal and hazardous waste incinerators, water and waste water treatment facilities, hazardous waste treatment facilities, waste-fuel powered independent power facilities, and constructs treatment or disposal facilities for third parties internationally. The Company's diversified customer base, which was in excess of 30 million customers as of December 31, 1998, includes commercial, industrial, municipal and residential customers, other waste management companies, governmental entities and independent power markets, with no single customer accounting for more than 5% of the Company's operating revenues during 1998.

     The Company's operating revenues from waste management operations consist primarily of fees charged for its collection and disposal services. Operating revenues for collection services include fees from residential, commercial, industrial, and municipal collection customers. A portion of these fees are billed in advance; a liability for future service is recorded upon receipt of payment and operating revenues are recognized as services are actually provided. Fees for residential and municipal collection services are normally based on the type and frequency of service. Fees for commercial and industrial services are normally based on the type and frequency of service and the volume of solid waste collected. The Company's operating revenues from its disposal operations consist of disposal fees (known as tipping fees) charged to third parties and are normally billed monthly or semi-monthly. Tipping fees are based on the volume or weight of waste being disposed of at the Company's disposal facilities. Fees are charged at transfer stations based on the volume or weight of waste deposited, taking into account the Company's cost of loading, transporting, and disposing of the waste at a disposal site. Intercompany revenues between the Company's operations have been eliminated in the consolidated financial statements presented elsewhere herein.

     Operating expenses from waste management operations include direct and indirect labor and the related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, tipping fees paid to third party disposal facilities, property taxes, and accruals for future landfill final closure and post-closure costs. Certain direct development expenditures are capitalized and amortized over the estimated useful life of a site as capacity is consumed, and include acquisition, engineering, upgrading, construction, capitalized interest, and permitting costs. All indirect development expenses, such as administrative salaries and general corporate overhead, are expensed in the period incurred.

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

                                                               PERIOD TO PERIOD CHANGE
                                                   -----------------------------------------------
                                                    FOR THE YEARS ENDED      FOR THE YEARS ENDED
                                                   DECEMBER 31, 1998 AND    DECEMBER 31, 1997 AND
                                                            1997                     1996
                                                   ----------------------   ----------------------
STATEMENT OF OPERATIONS:
Operating revenues...............................  $  730,971        6.1%   $   973,896        8.9%
                                                   ----------               -----------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below)...................     (98,522)      (1.3)       918,039       14.0
  General and administrative.....................    (128,565)      (8.9)       122,021        9.3
  Depreciation and amortization..................     106,902        7.7        127,614       10.1
  Merger costs...................................   1,694,497    1,502.9        (13,878)     (11.0)
  Asset impairments and unusual items............    (907,082)     (51.2)     1,241,377      234.3
(Income) loss from continuing operations held for
  sale, net of minority interest.................      (9,779)     (98.5)        10,245    3,252.4
                                                   ----------               -----------
                                                      657,451        5.4      2,405,418       24.5
                                                   ----------               -----------
Income (loss) from operations....................      73,520       31.4     (1,431,522)    (119.5)
                                                   ----------               -----------
Other income (expense):
  Interest expense...............................    (125,881)     (22.7)       (30,236)      (5.8)
  Interest and other income, net.................      (6,209)      (3.6)        29,182       20.4
  Minority interest..............................      21,188       46.6         (4,153)     (10.1)
                                                   ----------               -----------
                                                     (110,902)     (25.9)        (5,207)      (1.2)
                                                   ----------               -----------
Income (loss) from continuing operations before
  income taxes...................................     (37,382)      (5.6)    (1,436,729)    (185.6)
Provision for income taxes.......................    (296,418)     (81.6)      (123,359)     (25.3)
                                                   ----------               -----------
Income (loss) from continuing operations.........     259,036       25.3     (1,313,370)    (456.8)
Discontinued operations..........................     (95,688)    (100.0)       358,989      136.3
Extraordinary item...............................       2,909       42.7         (6,809)    (100.0)
Accounting change................................       1,936      100.0         (1,936)    (100.0)
                                                   ----------               -----------
Net income (loss)................................  $  168,193       17.9%   $  (963,126)  (3,974.8)%
                                                   ==========               ===========
SUPPLEMENTARY DATA:
EBITDA(1)........................................  $  180,422       15.6%   $(1,303,908)     (53.0)%
EBITDA, as adjusted(1)(2)........................     958,058       31.4        (66,164)      (2.1)

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

     The following table presents, for the periods indicated, the percentage relationship that the various consolidated statements of operations line items and certain supplementary data bear to operating revenues:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1998      1997      1996
                                                              -----     -----     -----
STATEMENT OF OPERATIONS:
Operating revenues..........................................  100.0%    100.0%    100.0%
                                                              -----     -----     -----
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................   58.1      62.5      59.7
  General and administrative................................   10.3      12.0      12.0
  Depreciation and amortization.............................   11.8      11.6      11.5
  Merger costs..............................................   14.2       0.9       1.2
  Asset impairments and unusual items.......................    6.8      14.8       4.8
(Income) loss from continuing operations held for sale, net
  of minority interest......................................     --       0.1        --
                                                              -----     -----     -----
                                                              101.2     101.9      89.2
                                                              -----     -----     -----
Income (loss) from operations...............................   (1.2)     (1.9)     10.8
                                                              -----     -----     -----
Other income (expense):
  Interest expense..........................................   (5.4)     (4.6)     (4.8)
  Interest and other income, net............................    1.3       1.4       1.4
  Minority interest.........................................   (0.2)     (0.4)     (0.4)
                                                              -----     -----     -----
                                                               (4.3)     (3.6)     (3.8)
                                                              -----     -----     -----
Income (loss) from continuing operations before income
  taxes.....................................................   (5.5)     (5.5)      7.0
Provision for income taxes..................................    0.5       3.0       4.4
                                                              -----     -----     -----
Income (loss) from continuing operations....................   (6.0)     (8.5)      2.6
Discontinued operations.....................................     --       0.8      (2.4)
Extraordinary item..........................................     --      (0.1)       --
Accounting change...........................................     --        --        --
                                                              -----     -----     -----
Net income (loss)...........................................   (6.0)%    (7.8)%     0.2%
                                                              =====     =====     =====
SUPPLEMENTARY DATA:
EBITDA(1)...................................................   10.5%      9.7%     22.4%
EBITDA, as adjusted(1)(2)...................................   31.6      25.5      28.3

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

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1998

  Operating Revenues

     The Company's principal operations are North American solid waste ("NASW"), which include all solid waste activities, such as collection, transfer operations, recycling and disposal. The NASW disposal operations encompass solid waste and hazardous waste landfills, as well as waste-to-energy facilities. In addition, the Company operates outside of North America in activities similar to its NASW operations ("WM International"). Furthermore, the Company performs certain non-solid waste services such as hazardous waste management, low-level and other radioactive waste management, high organic waste fuels blending, on-site industrial cleaning services, and waste fuel powered independent power facilities.

     The Company's operating revenues increased $730,971,000, or 6.1% in 1998 and $973,896,000, or 8.9% in 1997 as compared to the respective prior years. The following presents the operating revenues by reportable segment for the respective years (dollars in millions):

                                                      YEARS ENDED DECEMBER 31,
                                    -------------------------------------------------------------
                                          1998                  1997                  1996
                                    -----------------     -----------------     -----------------
NASW..............................  $10,220.5    80.4%    $ 9,244.9    77.2%    $ 8,097.9    73.6%
WM International..................    1,533.6    12.1       1,790.0    15.0       1,913.8    17.4
Non-solid waste...................      949.4     7.5         937.6     7.8         986.9     9.0
                                    ---------   -----     ---------   -----     ---------   -----
          Operating revenues......  $12,703.5   100.0%    $11,972.5   100.0%    $10,998.6   100.0%
                                    =========   =====     =========   =====     =========   =====

     The increase in the Company's operating revenues for the three years ended December 31, 1998, is primarily due to NASW operations. The following table presents the Company's mix of operating revenues from NASW for the respective periods (dollars in millions):

                                                      YEARS ENDED DECEMBER 31,
                                    -------------------------------------------------------------
                                          1998                  1997                  1996
                                    -----------------     -----------------     -----------------
NASW:
  Collection......................  $ 6,963.5    58.7%    $ 6,071.2    58.3%    $ 5,257.5    57.0%
  Disposal........................    3,179.4    26.8       2,811.9    27.0       2,580.2    28.0
  Transfer........................    1,054.3     8.9         814.5     7.8         709.1     7.7
  Recycling and other.............      669.6     5.6         720.0     6.9         683.5     7.3
                                    ---------   -----     ---------   -----     ---------   -----
                                     11,866.8     100%     10,417.6     100%      9,230.3     100%
                                                =====                 =====                 =====
  Intercompany....................   (1,646.3)             (1,172.7)             (1,132.4)
                                    ---------             ---------             ---------
          Operating revenues......  $10,220.5             $ 9,244.9             $ 8,097.9
                                    =========             =========             =========

     The increase in operating revenues in 1998 for NASW as compared to 1997 is primarily attributable to the effects of solid waste businesses acquired in North America and the internal growth of comparable operations. However, these increases are partially offset by the divestiture of certain solid waste operations, as well as the impact of the currency translation fluctuations of the Canadian dollar. Acquisitions of solid waste businesses in North America during 1998 and the full year effect of such acquisitions completed during 1997 accounted for an increase in operating revenues of approximately $1,155,000,000. Internal growth for comparable North American collection, transfer, landfill and recycling services was 5.4%, which was comprised of 1.8% for pricing increases and 3.6% for volume increases. For the year ended December 31, 1998, the NASW operating revenues were negatively impacted by the lower prices received for recyclable materials, which can fluctuate substantially from period to period. Had the pricing for recyclable materials remained constant during 1998, internal growth for comparable NASW operations would have been 5.9% for the period.

     The operating revenues for NASW increased in 1997 as compared to 1996 primarily due to the effects of North American solid waste acquisitions and the internal growth of comparable operations. During 1997, the acquisition of solid waste businesses in North America and the full year effect of such acquisitions consummated in 1996 resulted in an increase to operating revenues of approximately $1,031,049,000. The internal growth of comparable North American collection, transfer, landfill and recycling services was 3.2% in 1997, consisting of 1.1% for pricing increases and 2.1% for volume increases. The mix of operating revenues during 1997 reflects an increase in collection operating revenues as a percentage of total NASW operating revenues. This change in revenue mix is primarily due to the acquisition of large collection operations during 1997, including the March 1997 acquisition of the Canadian solid waste operations of Allied Waste Services, Inc.

     The operating revenues from WM International decreased approximately $256,400,000 or 14% and $123,800,000 or 6% during 1998 and 1997 as compared to the respective prior year. This decrease in 1998 is primarily due to the sale of certain assets, such as the waste-to-energy facility in Hamm, Germany in January 1998, as well as the expiration of the Buenos Aires, Argentina contract in February 1998. In 1998 internal growth from WM International reflected a modest decline. However, operating revenues in 1998 were negatively affected by foreign currency fluctuations of approximately $53,032,000 as compared to 1997. In 1997, WM International's operating revenues increased by approximately $60,707,000 from internal growth, which was primarily offset by divestitures of various operations within France, Spain, Austria and Germany. Additionally, WM International's operating revenues were negatively impacted in 1997 by approximately $133,816,000 due to foreign currency translation fluctuations.

     Operating revenues for the Company's non-solid waste operations were substantially consistent for the three years ended December 31, 1998. However, the Company expects that operating revenues from its non-solid waste operations will decrease in future periods as the Company is actively marketing certain of these businesses.

  Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

     Operating costs and expenses decreased $98,522,000, or 1.3%, in 1998 as compared to 1997, however, increased $918,039,000, or 14.0% in 1997 as compared to 1996. As a percentage of operating revenues, operating costs and expenses increased from 59.7% in 1996 to 62.5% in 1997, however decreased to 58.1% in 1998. Although operating costs and expenses increased in 1998 and 1997 proportionately due to the acquisition activity discussed above, the Company realized reductions in costs and improvements in operating efficiencies from its acquisition program, the merger with United Waste Systems, Inc. ("United") in August 1997, the WM Holdings Merger, as well as experienced continued improvements in its comparable operations. Most notably, through the WM Holdings Merger the Company realized a reduction in operating costs and expenses of approximately $129,000,000 in 1998. Furthermore, the Company noted improvements in NASW due to the increased utilization of internal disposal capacity from 55.7% in 1997 to 58.5% in 1998. Additionally, certain significant operating costs and expenses were included in the results of WM Holdings in 1997 that were not comparable to 1998 or 1996. In 1997, WM Holdings recognized increased remediation expenses (net of recoveries) of $96,800,000, increased self-insurance costs of $95,000,000 and several other one-time expenses. The 1997 remediation expense included a charge for the implementation SOP 96-1 of $49,900,000. The 1997 self-insurance costs were significantly greater than prior periods due to a change in estimating techniques which required a cumulative adjustment in that year.

  General and Administrative

     General and administrative expense decreased $128,565,000, or 8.9% from 1997 to 1998 and increased $122,021,000, or 9.3% from 1996 to 1997. However, as a percentage of operating revenues, the Company's general and administrative expense was 10.3% for 1998 and 12.0% for 1997 and 1996. In 1998, the Company's general and administrative expense included $4,300,000 for the WM Holdings accounting review and $12,400,000 related to various strategic initiatives that WM Holdings had been pursuing. In connection with the WM Holdings Merger, the Company realized a reduction in general and administrative expenses in 1998 of approximately $131,700,000, of which approximately $51,400,000 was reflected in the third quarter of 1998 and $80,300,000 in the fourth quarter of 1998. Negatively impacting the Company's general and administrative expense in 1997 was $39,000,000, or 0.3% of operating revenues, for additional legal expenses recorded by WM Holdings reflecting changes in estimates of litigation-related liabilities. After consideration of these items, the Company's general and administrative expense declined as a percentage of operating revenues from 1996 to 1998 as a result of the Company's ability to integrate acquisitions and mergers of solid waste businesses without a proportionate increase in costs.

  Depreciation and Amortization

     Depreciation and amortization expense increased $106,902,000, or 7.7% in 1998 and $127,614,000, or 10.1% in 1997, as compared to the respective prior year. As a percentage of operating revenues, depreciation and amortization expense was 11.5% in 1996, 11.6% in 1997, and increased to 11.8% in 1998. Effective October 1, 1997, WM Holdings discontinued assigning salvage values to collection vehicles and containers, and adopted a process that shortened the estimated useful lives of certain landfills. This change in estimate by the management of WM Holdings, which continued throughout 1998 and is substantially consistent with the estimates historically utilized by the Company, increased depreciation and amortization expense by $46,400,000 in the fourth quarter of 1997. Also contributing to the increase in depreciation and amortization expense for the three year period ended December 31, 1998 is the effect of acquisitions of solid waste businesses, increased landfill volumes, and an increased utilization of internal disposal capacity. The increase in depreciation and amortization expense in 1998 was in part offset by the discontinuance of depreciation and amortization during the second six months of 1998 for non-revenue producing assets held for sale or abandoned in connection with the WM Holdings Merger and the effect of dispositions of waste management assets.

  Merger Costs

     In 1998, the Company recorded $1,807,245,000 related to mergers accounted for as poolings of interests that were consummated during the year. The largest transactions of 1998 were the WM Holdings Merger and the Eastern Merger which were consummated on July 16, 1998, and December 31, 1998, respectively. The Company recorded $1,624,870,000 related to WM Holdings, of which $1,561,915,000 was recorded in the third quarter and $62,955,000 was recorded in the fourth quarter of 1998, and recorded $165,140,000 in the fourth quarter related to Eastern (which included approximately $5,000,000 recorded by Eastern for merger transactions consummated prior to its merger with the Company). Additionally, the Company recorded approximately $17,235,000 related to other poolings of interests transactions consummated during 1998.

     The following table summarizes the merger costs recorded during the year related to the WM Holdings Merger and the Eastern Merger as well as charges that are expected to be recorded in future periods related to these mergers that are transitional in nature and not accruable until paid or committed (in millions):

                                                         WM HOLDINGS                        EASTERN
                                                ------------------------------   ------------------------------
                                                CHARGES IN   CHARGES EXPECTED    CHARGES IN   CHARGES EXPECTED
                                                   1998      IN FUTURE PERIODS      1998      IN FUTURE PERIODS
                                                ----------   -----------------   ----------   -----------------
                                                                (UNAUDITED)                      (UNAUDITED)
Transaction or deal costs, primarily
  professional fees and filing fees...........   $  124.1         $   --           $ 14.3           $  --
Employee severance, separation and
  transitional costs..........................      323.9           28.5             25.5             9.7
Restructuring charges relating to the
  consolidation and relocation of operations,
  and the transition and implementation of
  information systems.........................      166.9           71.8             20.5             3.2
Estimated loss on the sale of:
  Assets to comply with governmental orders...      255.0             --             32.2              --
  Duplicate facilities and related leasehold
     improvements.............................      188.9             --             29.3              --
  Duplicate revenue producing assets..........       26.2             --             32.4              --
Provision for the abandonment of:
  Revenue producing assets....................      126.6             --              3.0              --
  Non-revenue producing assets, consisting of
     landfill projects and leasehold
     improvements which were determined to be
     duplicative assets from the related
     merger...................................      263.0             --              6.5              --
  Other assets, consisting primarily of
     computer hardware and software costs
     which have no future value...............      150.3             --              1.5              --
                                                 --------         ------           ------           -----
          Total...............................   $1,624.9         $100.3           $165.2           $12.9
                                                 ========         ======           ======           =====

     In 1997, the Company recorded $112,748,000 related to business combinations completed during the year that were accounted for as poolings of interests. The largest merger transaction of 1997 was the pooling of interests with United in the third quarter, in which the Company recorded merger costs of $89,152,000. The costs related to United included $17,566,000 of transaction costs, $26,198,000 of severance and other termination benefits, $21,629,000 for the integration of operations, and $23,759,000 for the disposal of duplicate facilities and impaired assets as a result of the merger. The Company also recorded $23,596,000 in 1997 related to the acquisition of other businesses accounted for as poolings of interests.

     In 1996, the Company recorded $126,626,000 related to merger transactions consummated during the period that were accounted for as poolings of interests. Of that amount, $35,000,000 related to the merger with Western Waste Industries ("Western") consummated in the second quarter of 1996 and $80,000,000 in connection with the merger with Sanifill completed in the third quarter of 1996. The merger costs related to Western included $6,800,000 of transaction costs, $15,000,000 of severance and other termination benefits, and $13,200,000 of costs related to integrating operations. The Sanifill merger costs included $9,500,000 of transaction costs, $20,000,000 of relocation, severance and other termination benefits, $13,000,000 for the integration of operations, and $37,500,000 for the disposal of duplicate facilities. Additionally, the Company recorded $11,626,000 in 1996 related to other poolings of interests acquisitions.

  Asset Impairments and Unusual Items

     In 1998, 1997, and 1996, the Company recorded certain charges for asset impairments and unusual items resulting from reviews of business integration and operating plans. Such reviews were generally performed in connection with the Company's merger activities. In addition, the 1997 consolidated financial statements include a significant accounting charge resulting from a comprehensive review performed by the management of WM Holdings of its operations and investments in the fourth quarter of 1997. Similarly, the 1996 consolidated financial statements include accounting charges recorded by WM Holdings for certain operational and management restructuring activities and assets that had become impaired.

     Fair value for asset impairment losses was determined for landfills, hazardous waste facilities, recycling investments and other facilities, primarily based on future cash flow projections discounted back using discount rates appropriate for the risks involved with the specific assets. For surplus real estate, market opinions and appraisals were used. In determining fair values for abandoned projects and vehicles to be sold, recoverable salvage values were determined using market estimates. Impaired assets to be sold are primarily businesses to be sold and surplus real estate. The Company provides for losses in connection with long-term waste service contracts where an obligation exists to perform services and when it becomes evident the projected direct and incremental contract costs will exceed the related contract revenues. In general, these losses relate to contracts with remaining average duration of five years.

     The following is a summary of asset impairments and unusual items that are reflected in the Company's 1998 consolidated financial statements (in millions):

Provision for losses on contractual commitments.............  $115.6
Changes in estimates relating to the reassessment of
  ultimate losses for certain legal and remediation
  issues....................................................   331.9
Write-down to estimated net sales proceeds of businesses to
  be sold...................................................   195.1
Curtailment and settlement costs of terminating the defined
  benefit pension plan......................................    34.7
Compensation charges for the liquidation of WM Holdings'
  Supplemental Executive Retirement Plan and other
  supplemental plans........................................    72.2
Put provisions of certain WM Holdings' stock options as a
  result of change in control provisions....................   114.6
                                                              ------
          Total.............................................  $864.1
                                                              ======

     In conjunction with the WM Holdings Merger, the Company decided to terminate the WM Holdings defined benefit pension plan as of December 31, 1998, and liquidate the plan's assets and settle its obligations to participants in 1999, except as related to certain employees participating under collective bargaining agreements, whose benefits were transferred to a newly created plan effective October 1, 1998. This decision has resulted in a curtailment expense charge in unusual items of $34,716,000 in 1998, and is currently estimated to result in an approximate net cash settlement charge in unusual items in the third quarter of 1999 of $125,000,000. The amount of the 1999 settlement is inversely sensitive to changing interest rates. This sensitivity is approximately $20,000,000 for every 25 basis point fluctuation in interest rates.

     In 1998, the Company increased its reserves for certain legal and environmental remediation issues as a result of management's emphasis to resolve and settle certain issues relating primarily to WM Holdings, including a class action securities litigation against WM Holdings.

     Certain WM Holdings' employee stock option plans included change of control provisions that were activated as a result of the WM Holdings Merger whereby the option holder received certain put rights that require charges to earnings through the put periods. The charge to pre-tax earnings as a result of these put rights was $114,600,000 in the third quarter of 1998. To the extent the future market value of the Company's common stock exceeds $54.34 per share, the Company will be required to record additional charges to earnings through July 16, 1999, at which time all put rights expire. The expense related to these stock option put rights has no impact to equity as the offset is a direct increase to additional paid-in capital, as these put rights will be settled by the issuance of stock.

     The following is a summary of asset impairments and unusual items that are reflected in the Company's 1997 consolidated financial statements (in millions):

Asset impairments:
  Landfills, related primarily to management decisions to
     abandon expansions and development projects due to
     political or competitive factors, which will result in
     closure earlier than previously expected (includes
     $233.8 for hazardous waste sites)......................  $  592.9
  Hazardous waste facilities, resulting from continuing
     market deterioration, increased competition, excess
     capacity and changing regulation.......................     131.4
  Goodwill, primarily related to landfills and hazardous
     waste facilities impaired (including $411.0 related to
     hazardous waste business)..............................     433.4
  Write-down of WTI long-lived assets, including $47.1
     related to a wood waste burning independent power
     production facility....................................      57.2
  Recycling investments, related primarily to continued
     pricing, overcapacity and competitive factors..........      21.5
  Write-down to estimated net realizable value of trucks to
     be sold as a result of new fleet management policy.....      70.9
  Write-down to estimated net sales proceeds of businesses
     to be sold.............................................     122.2
  Abandoned equipment and facilities........................      37.3
  Surplus real estate.......................................      38.2
Provisions for losses on contractual commitments............     120.2
Severance for terminated employees..........................      41.6
Special charge for WM International, primarily costs of
  demobilization in Argentina following the expiration of
  the City of Buenos Aires contract, divestiture or closure
  of underperforming businesses (primarily in Italy and
  Germany) and abandonment of projects (primarily in
  Germany)..................................................     104.3
                                                              --------
          Total.............................................  $1,771.1
                                                              ========

     As a result of WM Holdings' adoption of a new fleet replacement policy in 1997, certain older collection vehicles of WM Holdings became impaired totaling $70,900,000. This policy change accelerated the replacement of front-end loaders, rear-end loaders, and roll-off trucks, as well as shortened the estimated useful lives of such vehicles. The policy change of WM Holdings in 1997 is substantially consistent with that of the Company's that has historically been in place.

     The following is a summary of asset impairments and unusual items that are reflected in the Company's 1996 consolidated financial statements (in millions):

Asset impairments:
  Landfills, related primarily to management decisions to
     abandon expansion projects due to political or
     competitive factors, which will result in closure
     earlier than previously expected.......................  $ 20.4
  Recycling investments, related primarily to pricing,
     overcapacity and competitive factors...................    47.8
  Other, primarily equipment to be scrapped.................     2.0
  Surplus real estate.......................................     1.5
Write-down to estimated net sales proceeds of businesses to
  be sold...................................................    28.9
Reserves for certain litigation and for reengineering of
  finance and administrative functions......................   154.1
Provisions for losses on contractual commitments............    53.6
Western retirement benefits.................................     4.8
Special charge for WM International:
  Loss on sale of investment in Wessex Water Plc............    47.1
  Revaluation of investments in France, Austria, and Spain
     in contemplation of exiting all or part of these
     markets or forming joint ventures and write-off of a
     hazardous waste disposal facility in Germany with
     volumes adversely affected by regulatory changes.......   169.6
                                                              ------
          Total.............................................  $529.8
                                                              ======

  (Income) Loss from Continuing Operations Held for Sale, Net of Minority
Interest

     The Company had operations that were previously classified as "discontinued" for accounting and financial reporting purposes that were subsequently reclassified to continuing operations as the respective dispositions were not completed within one year. The Company has divested of substantially all of such operations as of September 30, 1998.

  Income (Loss) from Operations

     Income (loss) from operations was $(160,389,000), $(233,909,000), and
$1,197,613,000 for the years ended December 31, 1998, 1997, and 1996, respectively, for the reasons discussed above. However, if income (loss) from operations was adjusted to exclude merger costs, asset impairments and unusual items, and (income) loss from continuing operations held for sale, then income from operations would approximate 20%, 14% and 17% of operating revenues for 1998, 1997 and 1996, respectively.

  Other Income and Expenses

     Other income and expenses consists of interest expense, interest income, other income and minority interest. Although the Company has experienced lower borrowing rates as compared to prior years, interest costs, which includes amounts capitalized, increased for each year from 1996 to 1998 due to increases in the Company's outstanding indebtedness for each period. Capitalized interest was $56,873,000, $51,376,000, and $41,501,000 for 1996, 1997 and 1998,
respectively. The decline in the amount of interest capitalized by the Company over these periods is primarily due to the decline in construction activities.

     Other income in 1997 includes a gain of $129,000,000 related to the sale of the Company's investment in ServiceMaster Consumer Services L.P., which occurred during the first quarter of 1997. Other income in 1998 includes the sale of certain of the Company's investments and businesses. In January 1998 the Company recognized a gain of $38,000,000 from the sale of a waste-to-energy facility in Hamm, Germany.

     During 1998, the Company acquired the outstanding minority interest in WTI, WMI plc as well as the operations in the United Kingdom, which were 49% owned by Wessex Water Plc. As a result, the minority interest expense will be less significant to the Company in future periods.

     In 1996, minority interest was impacted by approximately $63,800,000 for the special charges related to WM International discussed above. In 1997, minority interest was impacted by approximately $27,900,000 related to the WM International charge and $15,900,000 from the WTI asset impairment loss. The 1998 charges recorded by WM International for asset impairments and unusual items reduced minority interest expense by approximately $36,800,000.

  Provision for Income Taxes

     The Company recorded a provision for income taxes of $66,923,000, $363,341,000, and $486,700,000, for the years ended December 31, 1998, 1997, and
1996, respectively. The primary difference in federal income taxes at the statutory rate and the provision for income taxes in these years is due to state and local income taxes, non-deductible merger costs, non-deductible costs related to acquired intangibles, and minority interest.

  Discontinued Operations

     The Company recorded $95,688,000 in 1997 and $(263,301,000) in 1996 for the
net results of discontinued operations. See Note 18 of the consolidated financial statements included herein for additional discussion of discontinued operations.

  Extraordinary Items

     During 1998 and 1997, the Company retired certain debt with unfavorable terms prior to their scheduled maturities. As a result, the Company incurred prepayment penalties and other fees, as well as charged to expense the remaining unamortized discounts and debt issuance costs. As such, the Company recorded these activities as extraordinary items in the respective periods.

  Cumulative Effect of Change in Accounting Principle

     In the fourth quarter of 1997, the Company began expensing process reengineering costs in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 97-13. Accordingly, the Company expensed any amounts previously capitalized, which reduced net income by $1,936,000 in 1997.

  Net Income (Loss)

     For reasons discussed above, net income (loss) was $(770,702,000) in 1998, $(938,895,000) in 1997, and $24,231,000 in 1996.

  Variation in Quarterly Results

     Certain charges (and the tax and minority interest effects of such charges) have significantly affected the quarterly trend analysis of the Company's operating results for 1998 and 1997. A comparison of the "as reported" and "as adjusted" quarterly net income (loss) per share for 1998 and 1997 is as follows:

                                                       AS REPORTED       AS ADJUSTED(1)
                                                     ----------------    ---------------
                                                     BASIC    DILUTED    BASIC   DILUTED
                                                     ------   -------    -----   -------
1998
  First Quarter....................................  $ 0.32   $ 0.31     $0.35    $0.34
  Second Quarter...................................    0.42     0.41      0.42     0.41
  Third Quarter....................................   (2.11)   (2.11)     0.51     0.48
  Fourth Quarter...................................    0.11     0.10      0.60     0.58
1997
  First Quarter....................................  $ 0.31   $ 0.30     $0.34    $0.33
  Second Quarter...................................    0.26     0.25      0.34     0.33
  Third Quarter....................................    0.09     0.09      0.29     0.28
  Fourth Quarter...................................   (2.34)   (2.34)     0.16     0.16

---------------

(1) The "as adjusted" results exclude the pre-tax charges and related tax and minority interest impacts of merger costs for pooling of interests business combinations, as well as related charges for asset impairments and unusual items, and the statement of operations line item income (loss) from continuing operations held for sale, net of minority interest. Additionally, the "as adjusted" results exclude discontinued operations, extraordinary items, and the cumulative effect of change in accounting principle.

     Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common and diluted potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

     The Company's business strategy is to continue to grow through acquisitions. Consequently, future quarterly results could be impacted by additional merger costs and related expenses associated with such merger and acquisition activity.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements primarily stem from (i) its working capital needs for its ongoing operations, (ii) capital expenditures for cell construction and expansion of its disposal sites, as well as new trucks and equipment for its collection operations, and (iii) business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds and secondly from various financing sources available to the Company, including the incurrence of debt and the issuance of its common stock. It is further part of the Company's strategy to minimize working capital while maintaining available commitments under bank credit agreements to fund any capital needs in excess of internally generated cash flow. The Company had unused and available credit capacity under its domestic bank facilities of $1,360,000,000 at December 31, 1998, and $1,050,000,000 as of March 24, 1999.

     As of December 31, 1998, the Company had a working capital deficit of $412,269,000 (a ratio of current assets to current liabilities of 0.90:1) and a cash balance of $86,873,000 which compares to a working capital deficit of $1,967,278,000 (a current ratio of 0.59:1) and a cash balance of $189,942,000 as of December 31, 1997. The working capital at December 31, 1998, was impacted by current assets held for sale of $746,605,000 and an increase in current deferred income tax assets of $181,655,000 as compared to the prior year balance. As of December 31, 1998, approximately $220,000,000 remained in current liabilities related to the merger cost recorded in the third and fourth quarters of 1998.

     For the year ended December 31, 1998, net cash provided by operating activities was $1,502,035,000, as compared to $2,065,906,000 in 1997 and
$1,930,956,000 in 1996 and net cash provided by (used in) financing activities was $2,955,796,000 in 1998, as compared to $(444,950,000) in 1997 and
$(192,159,000) in 1996. In 1998, cash generated from operating and financing activities was primarily used to acquire businesses and outstanding minority interest positions for $3,619,365,000 and for capital expenditures of $1,651,489,000. In 1997, capital expenditures of $1,332,207,000 and acquisitions of businesses and outstanding minority interests of $1,789,580,000 were primarily financed through net cash from operations of $2,065,906,000 as well as proceeds from asset sales of $1,496,562,000. Additionally, in 1997 the Company acquired $1,000,208,000 of its stock and paid cash dividends to its shareholders of $309,577,000. In 1996, cash from operating activities of $1,930,956,000 and the sale of assets of $830,773,000 was primarily used for capital expenditures of $1,519,272,000 and business and minority interest acquisitions of $851,642,000, treasury stock purchases of $473,560,000 and cash dividends to its shareholders of $308,265,000.

     The Company expects to generate sufficient cash flow from its operations in 1999 to cover its anticipated cash needs for capital expenditures and acquisitions. If the Company's cash flow from operations during 1999 is less than currently expected, or if the Company's capital requirements increase, either due to strategic decisions or otherwise, the Company may elect to incur future indebtedness or issue equity securities to cover any additional capital needs. However, there can be no assurance that the Company will be successful in obtaining additional capital on acceptable terms through such debt incurrances or issuances of additional equity securities.

ACQUISITION ACTIVITY IN 1998

     On July 16, 1998, the Company completed a merger with WM Holdings. Under the terms of the WM Holdings Merger, the Company issued 0.725 of a share of its common stock for each outstanding share of WM Holdings common stock. The WM Holdings Merger increased the Company's outstanding shares of common stock by approximately 354,000,000 shares, and the Company assumed WM Holdings' stock options equivalent to approximately 16,000,000 underlying shares of the Company's common stock. Any unvested WM Holdings options issued prior to March 10, 1998 vested upon consummation of the WM Holdings Merger due to change of control provisions in the related plans. WM Holdings was previously the largest publicly traded solid waste company in the U.S., providing integrated solid waste management and hazardous waste management services in North America and comprehensive waste management and related services, including solid and hazardous waste management services, internationally. WM Holdings was also a leading developer of facilities for, and provider of services to, the waste-to-energy and waste-fuel powered independent power markets.

     On December 31, 1998, the Company consummated the Eastern Merger pursuant to which the Company issued approximately 24,460,000 shares of its common stock in exchange for all of the outstanding shares of Eastern.

     On November 30, 1998, the Company acquired the 49% interest of the United Kingdom operations that were previously owned by Wessex Water Plc for approximately $342,000,000.

     On November 3, 1998, the Company completed the acquisition of the publicly owned shares of WMI plc. Pursuant to the acquisition, holders of the approximately 75 million ordinary shares not already owned by the Company (including those represented by American Depositary Receipts) received approximately $5.72 for each share held, for a total of approximately $443,000,000. The Company liquidated WMI plc after the acquisition in an effort to simplify the corporate structure and provide enhanced tax planning opportunities. The Company's international operations are now conducted through WM International.

     On June 18, 1998, the Company acquired the solid waste businesses of American Waste for approximately $150,000,000 in cash. The businesses acquired include three landfills and one collection operation located in Ohio.

     On May 6, 1998, the Company consummated a merger with TransAmerican pursuant to which the Company issued approximately 1,975,000 shares of its common stock in exchange for all outstanding shares of TransAmerican. The businesses acquired include five collection operations, nine landfills and two transfer stations located throughout the southern U.S.

     On March 31, 1998, the Company acquired all of the outstanding shares of WTI which it did not already own for $876,200,000 in cash.

     On January 14, 1998, the Company acquired the solid waste divisions of City Management for approximately $810,000,000 consisting of cash and debt assumed. The businesses acquired are primarily located in the state of Michigan and include several collection operations, landfills, and transfer stations.

     In addition to the aforementioned acquisition transactions, the Company paid an aggregate of $1,453,880,000 in cash, common stock, and liabilities assumed to acquire solid waste assets and businesses.

ENVIRONMENTAL MATTERS

     The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the final cell of a landfill, and post-closure of landfills it operates or for which it is otherwise responsible. The final closure and post-closure liabilities are accrued and charged to expense as airspace is consumed such that the total estimated final closure and post-closure cost will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 88 sites listed on the NPL. The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. In instances in which the Company has concluded that it is probable that a liability has been incurred, provision has been made in the financial statements.

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

     While the precise amount of these future costs cannot be determined with certainty, the Company has estimated that the aggregate cost of environmental liabilities for all sites owned or operated as of December 31, 1998, will be approximately $2,929,065,000. As of December 31, 1998 and 1997, the Company had recorded liabilities of $1,122,099,000 and $1,167,660,000, respectively, for final closure and post-closure costs of disposal facilities. The difference between the final closure and post-closure costs accrued at December 31, 1998, and the total estimated final closure and post-closure costs to be incurred will be accrued and charged to expense as airspace is consumed such that the total estimated final closure and post-closure costs to be incurred will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. As of December 31, 1998, the Company also expects to incur approximately $2,439,000,000 related to future construction activities during the remaining operating lives of the disposal sites, which are also being expensed over the useful lives of the disposal sites as airspace is consumed.

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

YEAR 2000 DATE CONVERSION

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive data by the Company's computerized information systems. In 1997, the Company began to modify its North American computer information systems to ensure proper processing of transactions relating to the Year 2000 and beyond and completed the majority of the required modifications to its critical business systems in use in North America during 1998. The Company expects to have all of such modifications completed during the third quarter of 1999. For WM International, systems supplied by an outside vendor are used for critical operations. That vendor has supplied the Company with Year 2000 compliant versions, deployment of which is largely completed. The Company expects that the systems used by WM International will be fully Year 2000 compliant during the third quarter of 1999. The amount charged to expense during 1998 and 1997, as well as the amounts expected to be charged to expense in 1999, related to the Year 2000 computer compliance modifications, have not been material and are not expected to be material to the Company's financial position, results of operations or cash flows.

     In addition to its critical business systems, the Company has addressed the issue of the Year 2000 impact on certain of its embedded technologies. Incinerators and monitoring wells both have computer chips embedded within them, and the Company has undertaken to upgrade those chips to avoid any malfunctioning of the chips as a result of the year 2000. The Company expects such upgrades to be complete by the end of 1999. The Company is also taking steps to resolve Year 2000 compliance issues that may be created by customers, suppliers and financial institutions with whom the Company does business. However, there can be no guarantee that the systems of other entities will be converted timely.

     The Company is in the process of establishing a worst case scenario and written contingency plan to address any issues that could arise should the Company or any of its suppliers or customers not be prepared to accommodate Year 2000 issues timely. The Company believes that in an emergency it could revert to the use of manual systems that do not rely on computers and could perform the minimum functions required to provide information reporting to maintain satisfactory control of the business. Should the Company have to utilize manual systems, it is uncertain that it could maintain the same level of operations, and this could have a material adverse impact on the business. The Company intends to maintain constant surveillance on this situation and will develop such contingency plans as are required by the changing environment.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company in 2000. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.

     In April 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Accounting for the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Activities related to mergers or acquisitions are not considered start-up activities, and therefore SOP 98-5 does not change the accounting for such items. The Company adopted SOP 98-5 in the third quarter of 1998. The impact of SOP 98-5 was not material to the Company's consolidated financial position, results of operations and cash flows.

     Effective January 1, 1997, the Company adopted the American Institute of Certified Public Accountants Statements of Position 96-1, Environmental Remediation Liabilities ("SOP 96-1"). SOP 96-1 provides that environmental remediation liabilities should be accrued when the criteria of the FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, are met. SOP 96-1 also provides that the accrual for such liabilities should include future costs for those employees expected to devote a significant amount of time directly to the management of remediation liabilities. The adoption of SOP 96-1 during 1997 resulted in an increase to operating costs and expenses of approximately $49,900,000 for that period.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     In the normal course of business, the Company is exposed to market risk, including changes in interest rates, currency exchange rates, certain commodity prices and certain equity prices. From time to time, the Company and certain of its subsidiaries use derivatives to manage some portion of these risks. The derivatives used are simple agreements which provide for payments based on the notional amount, with no multipliers or leverage. All derivatives are related to actual or anticipated exposures of transactions of the Company. While the Company is exposed to credit risk in the event of non-performance by counterparties to derivatives, in all cases such counterparties are highly rated financial institutions and the Company does not anticipate non-performance. The Company does not hold or issue derivative financial instruments for trading purposes. The Company monitors its derivative positions by regularly evaluating the positions at market and by performing sensitivity analyses.

     The Company has performed sensitivity analyses to determine how market rate changes will affect the fair value of the Company's market risk sensitive derivatives and related positions. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from the Company's assumptions. The effects of such market movements may also directly or indirectly affect the Company's assumptions. The effects of such market movements may also directly or indirectly affect Company rights and obligations not covered by sensitivity analysis. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect on the Company from the assumed market rate movements.

     Interest Rate Exposure. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations, which are mainly denominated in U.S. dollars. In addition, interest rate swaps are generally used to lock-in or limit the variability in the interest expense of certain floating rate debt obligations. An instantaneous, one percentage point decline in interest rates across all maturities and applicable yield curves would increase the fair value of the Company's combined debt and interest rate swap position at December 31, 1998 and 1997 by approximately $591,000,000 and $391,000,000, respectively. This analysis does not reflect the effect that declining interest rates would have on other items such as pension liabilities, nor the favorable impact they would have on interest expense and cash payments for interest. As a significant portion of the Company's debt is at fixed rates, changes in market interest rates would not significantly impact operating results until and unless such debt would need to be refinanced at maturity.

     Currency Rate Exposure. From time to time, the Company and certain of its subsidiaries have used foreign currency derivatives to seek to mitigate the impact of translation on foreign earnings and income from foreign investees. Typically these derivatives have taken the form of purchased put options or collars. There were no currency derivatives outstanding at December 31, 1998 and 1997, that relate to hedging the translation of foreign earnings.

     The Company occasionally incurs currency risk from cross border transactions. When such transactions are anticipated or committed to, the Company may enter into forward contracts or purchase options to reduce or eliminate the related foreign exchange risk. The Company also incurs exchange rate risk from borrowings denominated in foreign currencies. An instantaneous, ten percent adverse movement in foreign exchange rates would affect the fair value of the Company's foreign currency borrowings and foreign exchange hedges at December 31, 1998 and 1997, by approximately $13,100,000 and $30,000,000, respectively. The total effect on the Company from movements in exchange rates will also be influenced by other factors. For example, an increase in the fair value of foreign currency denominated debt caused by exchange rate movements may be more than offset by an increase in the value of the Company's net investment in foreign countries.

     Commodities Price Exposure. The Company operates a large fleet of vehicles that require the purchase of a significant amount of fuel. In the past, the Company has used crude oil collars and swaps as a proxy to seek to mitigate the risk of fluctuations in fuel prices. The Company's fuel collars consisted of a call option or "cap" and a corresponding put option at a lower price or "floor." The cap limits the Company's potential increased operating cost from higher fuel prices whereas the floor limits the Company's potential cost savings from a decline in fuel prices. Under its fuel swap agreements, the Company collected payments from the swap counterparty when fuel prices averaged above a certain reference price. When prices averaged below said reference prices, the Company made payments to the counterparty. All of the Company's fuel hedges were cash settled. Quantities hedged do not exceed committed fuel purchases or anticipated usage in any period. An instantaneous, ten percent decrease in the applicable reference price for hedges in place at December 31, 1997, would cause a fair value loss to the Company of approximately $6,000,000. The Company no longer uses such commodities and held no fuel collars at December 31, 1998.

     Equity Price Exposure. The Company occasionally obtains stock that it holds for a certain period of time. The Company sometimes seeks to mitigate its market exposure to such holdings by entering into equity collars. Such a collar consists of a "cap" that limits the Company's potential for gain from appreciation in the stock price as well as a "floor" that limits the Company's loss potential from a decline in the stock price. An instantaneous, ten percent decline in the price of the shares held by the Company at December 31, 1997, would decrease the combined fair value of the stock and collar positions by approximately $2,000,000. The Company had no such equity positions at December 31, 1998.

     The Company is also further subject to equity price exposure from Company debt issues that are convertible into the Company's common stock. These debt issues had an aggregate carrying value of $1,251,770,000 and $1,249,957,000 as of December 1998 and 1997, respectively. An instantaneous, ten percent increase in the Company's stock price on December 31, 1998 and 1997, would increase the fair value of the Company's convertible debt by approximately $121,000,000 and $94,000,000, respectively. However, such changes in stock prices would not impact net income.

     See Notes 2 and 8 to the consolidated financial statements included elsewhere herein for further discussion of the use and accounting for derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----
     Report of Independent Public Accountants.................    52
     Report of Independent Accountants........................    53
     Consolidated Balance Sheets as of December 31, 1998 and
       1997...................................................    54
     Consolidated Statements of Operations for the Years Ended
       December 31, 1998, 1997, and 1996......................    55
     Consolidated Statements of Stockholders' Equity for the
       Years Ended December 31, 1998, 1997, and 1996..........    56
     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1998, 1997, and 1996......................    59
     Consolidated Statements of Comprehensive Income for the
       Years Ended December 31, 1998, 1997, and 1996..........    60
     Notes to Consolidated Financial Statements...............    61

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Waste Management, Inc.:

     We have audited the consolidated balance sheets of Waste Management, Inc. and Subsidiaries (the "Company"), a Delaware corporation, as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     The consolidated financial statements give retroactive effect to the merger of the companies known prior to July 16, 1998 as USA Waste Services, Inc. and Waste Management Holdings, Inc., that formed the Company on July 16, 1998, and the Company's merger with Eastern Environmental Services, Inc. on December 31, 1998. As described in Note 3 to the consolidated financial statements, both mergers have been accounted for as poolings of interests.

     We did not audit the consolidated financial statements of the former USA Waste Services, Inc. and Subsidiaries as of December 31, 1997 and for each of the years in the two-year period then ended. Such financial statements, which are included in the consolidated financial statements of the Company, reflect total assets and revenues constituting thirty-three percent and twenty-two percent, respectively, in 1997, and reflect revenues constituting fifteen percent in 1996, of the related consolidated totals. These financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the former USA Waste Services, Inc. and Subsidiaries as of December 31, 1997 and for each of the years in the two-year period then ended is based solely upon the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Management, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 1997, the Company changed its method of accounting for environmental remediation liabilities.

                                            Arthur Andersen LLP

Houston, Texas
February 25, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of USA Waste Services, Inc.:

     We have audited the consolidated balance sheet of USA Waste Services, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements (not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Waste Services, Inc. as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            Coopers & Lybrand L.L.P.

Houston, Texas
March 16, 1998

                             WASTE MANAGEMENT, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                     DECEMBER 31,
                                                               -------------------------
                                                                  1998          1997
                                                               -----------   -----------
Current assets:
  Cash and cash equivalents.................................   $    86,873   $   189,942
  Short-term investments....................................         1,792        59,296
  Accounts receivable, net of allowance for doubtful
    accounts of $116,430 and $90,164, respectively..........     2,245,977     1,976,478
  Notes and other receivables...............................       139,934        90,144
  Parts and supplies........................................       128,254       152,702
  Deferred income taxes.....................................       237,616        55,961
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................       127,975       158,610
  Prepaid expenses and other................................       166,371       153,543
  Current assets held for sale..............................       746,605            --
                                                               -----------   -----------
         Total current assets...............................     3,881,397     2,836,676
Notes and other receivables, net............................       120,997       128,538
Property and equipment, net.................................    11,637,739    11,188,530
Excess of cost over net assets of acquired businesses,
  net.......................................................     6,069,098     4,721,801
Other intangible assets, net................................       181,226       126,375
Net assets of continuing operations held for sale...........            --       154,384
Other assets................................................       824,741     1,000,120
                                                               -----------   -----------
         Total assets.......................................   $22,715,198   $20,156,424
                                                               ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 1,040,601   $ 1,007,458
  Accrued liabilities.......................................     2,287,543     1,897,948
  Deferred revenues.........................................       381,780       300,536
  Current maturities of long-term debt......................       583,742     1,598,012
                                                               -----------   -----------
         Total current liabilities..........................     4,293,666     4,803,954
Long-term debt, less current maturities.....................    11,114,201     7,881,949
Deferred income taxes.......................................       470,107       523,593
Environmental liabilities...................................       971,507     1,038,049
Other liabilities...........................................     1,381,145       943,269
                                                               -----------   -----------
         Total liabilities..................................    18,230,626    15,190,814
                                                               -----------   -----------
Minority interest in subsidiaries...........................       112,076     1,110,681
                                                               -----------   -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; none issued.................................            --            --
  Common stock, $.01 par value; 1,500,000,000 shares
    authorized; 608,307,531 and 598,677,893 shares issued,
    respectively............................................         6,083         5,987
  Additional paid-in capital................................     4,091,525     3,873,990
  Retained earnings.........................................     1,066,506     1,938,027
  Accumulated other comprehensive income....................      (420,804)     (283,193)
  Restricted stock unearned compensation....................            --       (11,102)
  Treasury stock at cost, 63,950 and 34,239,062 shares,
    respectively............................................        (2,821)   (1,369,405)
  Employee stock benefit trust at market, 7,892,612
    shares..................................................      (367,993)     (299,375)
                                                               -----------   -----------
         Total stockholders' equity.........................     4,372,496     3,854,929
                                                               -----------   -----------
         Total liabilities and stockholders' equity.........   $22,715,198   $20,156,424
                                                               ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
Operating revenues..........................................  $12,703,469   $11,972,498   $10,998,602
                                                              -----------   -----------   -----------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
    shown below)............................................    7,383,751     7,482,273     6,564,234
  General and administrative................................    1,309,936     1,438,501     1,316,480
  Depreciation and amortization.............................    1,498,712     1,391,810     1,264,196
  Merger costs..............................................    1,807,245       112,748       126,626
  Asset impairments and unusual items.......................      864,063     1,771,145       529,768
(Income) loss from continuing operations held for sale, net
  of minority interest......................................          151         9,930          (315)
                                                              -----------   -----------   -----------
                                                               12,863,858    12,206,407     9,800,989
                                                              -----------   -----------   -----------
Income (loss) from operations...............................     (160,389)     (233,909)    1,197,613
                                                              -----------   -----------   -----------
Other income (expense):
  Interest expense..........................................     (681,457)     (555,576)     (525,340)
  Interest income...........................................       26,829        45,214        34,603
  Minority interest.........................................      (24,254)      (45,442)      (41,289)
  Other income, net.........................................      139,392       127,216       108,645
                                                              -----------   -----------   -----------
                                                                 (539,490)     (428,588)     (423,381)
                                                              -----------   -----------   -----------
Income (loss) from continuing operations before income
  taxes.....................................................     (699,879)     (662,497)      774,232
Provision for income taxes..................................       66,923       363,341       486,700
                                                              -----------   -----------   -----------
Income (loss) from continuing operations....................     (766,802)   (1,025,838)      287,532
Discontinued operations:
  Income from operations of discontinued businesses, net of
    applicable income tax and minority interest of $17,490
    in 1996.................................................           --            --        22,620
  Income (loss) on disposal or from reserve adjustment, net
    of applicable income tax and minority interest of
    $100,842 in 1997 and $(18,640) in 1996..................           --        95,688      (285,921)
                                                              -----------   -----------   -----------
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle..................     (766,802)     (930,150)       24,231
Extraordinary loss on refinancing or retirement of debt, net of applicable income tax and minority interest of $2,600
  in 1998 and $4,962 in 1997................................       (3,900)       (6,809)           --
Cumulative effect of change in accounting principle, net of
  income tax of $1,100 in 1997..............................           --        (1,936)           --
                                                              -----------   -----------   -----------
Net income (loss)...........................................  $  (770,702)  $  (938,895)  $    24,231
                                                              ===========   ===========   ===========
Basic earnings (loss) per common share:
  Continuing operations.....................................  $     (1.31)  $     (1.84)  $      0.54
  Discontinued operations...................................           --          0.17         (0.49)
  Extraordinary item........................................        (0.01)        (0.01)           --
  Cumulative effect of change in accounting principle.......           --            --            --
                                                              -----------   -----------   -----------
  Net income (loss).........................................  $     (1.32)  $     (1.68)  $      0.05
                                                              ===========   ===========   ===========
Diluted earnings (loss) per common share:
  Continuing operations.....................................  $     (1.31)  $     (1.84)  $      0.53
  Discontinued operations...................................           --          0.17         (0.49)
  Extraordinary item........................................        (0.01)        (0.01)           --
  Cumulative effect of change in accounting principle.......           --            --            --
                                                              -----------   -----------   -----------
  Net income (loss).........................................  $     (1.32)  $     (1.68)  $      0.04
                                                              ===========   ===========   ===========
Weighted average number of common shares outstanding........      584,301       557,675       537,269
                                                              ===========   ===========   ===========
Weighted average number of common and dilutive potential
  common shares outstanding.................................      584,301       557,675       546,916
                                                              ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                  ACCUMULATED     RESTRICTED
                                                       ADDITIONAL                    OTHER          STOCK       1988 EMPLOYEE
                                  PREFERRED   COMMON    PAID-IN      RETAINED    COMPREHENSIVE     UNEARNED         STOCK
                                    STOCK     STOCK     CAPITAL      EARNINGS       INCOME       COMPENSATION   OWNERSHIP PLAN
                                  ---------   ------   ----------   ----------   -------------   ------------   --------------
Balance, January 1, 1996........     $--      $5,127   $2,180,411   $3,493,086     $(129,412)      $    --         $(13,062)
  Net income....................      --         --            --       24,231            --            --               --
  Cash dividends................      --         --            --     (308,265)           --            --               --
  Dividends paid to employee
    stock benefit trust.........      --         --         6,943       (6,943)           --            --               --
  Common stock issued upon
    exercise of stock options
    and grants of restricted
    stock (including tax
    benefit)....................      --         57        64,766           --            --            --               --
  Unearned compensation related
    to issuance of restricted
    stock to employees..........      --         --            --           --            --        (2,640)              --
  Earned compensation related to
    restricted stock, net of
    reversals on forfeited
    shares......................      --         --            --           --            --            99               --
  Contribution to 1988 ESOP
    (222,605 shares)............      --         --            --           --            --            --            6,666
  Common stock issued for
    acquisitions................      --        155       357,714       (9,944)           --            --               --
  Common stock issued for
    conversion of subordinated
    debentures..................      --         35        59,590           --            --            --               --
  United two-for-one stock
    split.......................      --        196          (196)          --            --            --               --
  Temporary equity related to
    put options.................      --         --       166,170           --            --            --               --
  Proceeds from sale of put
    options.....................      --         --        18,845           --            --            --               --
  Adjustment of employee stock
    benefit trust to market
    value.......................      --         --        32,278           --            --            --               --
  Adjustment for minimum pension
    liability...................      --         --            --           --        (7,193)           --               --
  Cumulative translation
    adjustment of foreign
    currency statements.........      --         --            --           --        22,664            --               --
  Common stock repurchased
    (10,432,750 shares).........      --         --            --           --            --            --               --
  Other.........................      --         13        14,457           --            --            --               --
                                     ---      ------   ----------   ----------     ---------       -------         --------
Balance, December 31, 1996......     $--      $5,583   $2,900,978   $3,192,165     $(113,941)      $(2,541)        $ (6,396)
                                     ===      ======   ==========   ==========     =========       =======         ========


                                                EMPLOYEE
                                  TREASURY        STOCK
                                    STOCK     BENEFIT TRUST
                                  ---------   -------------
Balance, January 1, 1996........  $  (1,895)    $(350,151)
  Net income....................         --            --
  Cash dividends................         --            --
  Dividends paid to employee
    stock benefit trust.........         --            --
  Common stock issued upon
    exercise of stock options
    and grants of restricted
    stock (including tax
    benefit)....................     55,409        28,622
  Unearned compensation related
    to issuance of restricted
    stock to employees..........         --            --
  Earned compensation related to
    restricted stock, net of
    reversals on forfeited
    shares......................         --            --
  Contribution to 1988 ESOP
    (222,605 shares)............         --            --
  Common stock issued for
    acquisitions................      8,177            --
  Common stock issued for
    conversion of subordinated
    debentures..................         --            --
  United two-for-one stock
    split.......................         --            --
  Temporary equity related to
    put options.................         --            --
  Proceeds from sale of put
    options.....................         --            --
  Adjustment of employee stock
    benefit trust to market
    value.......................         --       (32,278)
  Adjustment for minimum pension
    liability...................         --            --
  Cumulative translation
    adjustment of foreign
    currency statements.........         --            --
  Common stock repurchased
    (10,432,750 shares).........   (473,560)           --
  Other.........................     (8,562)           --
                                  ---------     ---------
Balance, December 31, 1996......  $(420,431)    $(353,807)
                                  =========     =========

                                                                     (Continued)

                             WASTE MANAGEMENT, INC.

                                 (IN THOUSANDS)

                                                                                ACCUMULATED     RESTRICTED
                                                     ADDITIONAL                    OTHER          STOCK       1988 EMPLOYEE
                                PREFERRED   COMMON    PAID-IN      RETAINED    COMPREHENSIVE     UNEARNED         STOCK
                                  STOCK     STOCK     CAPITAL      EARNINGS       INCOME       COMPENSATION   OWNERSHIP PLAN
                                ---------   ------   ----------   ----------   -------------   ------------   --------------
Balance, January 1, 1997......     $--      $5,583   $2,900,978   $3,192,165     $(113,941)      $ (2,541)       $(6,396)
  Net loss....................      --         --            --     (938,895)           --             --             --
  Cash dividends..............      --         --            --     (309,577)           --             --             --
  Dividends paid to employee
    stock benefit trust.......      --         --         7,294       (7,294)           --             --             --
  Common stock issued upon
    exercise of stock options
    and grants of restricted
    stock (including tax
    benefit)..................      --         38        71,732           --            --             --             --
  Unearned compensation
    related to issuance of
    restricted stock to
    employees.................      --         --            --           --            --        (23,444)            --
  Earned compensation related
    to restricted stock, net
    of reversals on forfeited
    shares....................      --         --            --           --            --          2,357             --
  Reversals of unearned
    compensation upon
    cancellation of restricted
    stock.....................      --         --            --           --            --         12,526             --
  Contribution to 1988 ESOP
    (213,940 shares)..........      --         --            --           --            --             --          6,396
  Common stock issued for
    acquisitions..............      --        146       218,637        1,628            --             --             --
  Common stock issued in
    public offerings..........      --        186       580,234           --            --             --             --
  Common stock issued for
    United stock options......      --         19        25,809           --            --             --             --
  Temporary equity related to
    put options...............      --         --        95,789           --            --             --             --
  Settlement of put options...      --         --        (1,605)          --            --             --             --
  Adjustment of employee stock
    benefit trust to market
    value.....................      --         --       (54,432)          --            --             --             --
  Adjustment for minimum
    pension liability.........      --         --            --           --        11,492             --             --
  Cumulative translation
    adjustment of foreign
    currency statements.......      --         --            --           --      (180,744)            --             --
  Common stock repurchased
    (26,111,795 shares).......      --         --            --           --            --             --             --
  Other.......................      --         15        29,554           --            --             --             --
                                   ---      ------   ----------   ----------     ---------       --------        -------
Balance, December 31, 1997....     $--      $5,987   $3,873,990   $1,938,027     $(283,193)      $(11,102)       $    --
                                   ===      ======   ==========   ==========     =========       ========        =======


                                                EMPLOYEE
                                 TREASURY         STOCK
                                   STOCK      BENEFIT TRUST
                                -----------   -------------
Balance, January 1, 1997......  $  (420,431)    $(353,807)
  Net loss....................           --            --
  Cash dividends..............           --            --
  Dividends paid to employee
    stock benefit trust.......           --            --
  Common stock issued upon
    exercise of stock options
    and grants of restricted
    stock (including tax
    benefit)..................       47,271            --
  Unearned compensation
    related to issuance of
    restricted stock to
    employees.................           --            --
  Earned compensation related
    to restricted stock, net
    of reversals on forfeited
    shares....................           --            --
  Reversals of unearned
    compensation upon
    cancellation of restricted
    stock.....................           --            --
  Contribution to 1988 ESOP
    (213,940 shares)..........           --            --
  Common stock issued for
    acquisitions..............        3,753            --
  Common stock issued in
    public offerings..........           --            --
  Common stock issued for
    United stock options......           --            --
  Temporary equity related to
    put options...............           --            --
  Settlement of put options...           --            --
  Adjustment of employee stock
    benefit trust to market
    value.....................           --        54,432
  Adjustment for minimum
    pension liability.........           --            --
  Cumulative translation
    adjustment of foreign
    currency statements.......           --            --
  Common stock repurchased
    (26,111,795 shares).......   (1,000,208)           --
  Other.......................          210            --
                                -----------     ---------
Balance, December 31, 1997....  $(1,369,405)    $(299,375)
                                ===========     =========

                                                                     (Continued)

                             WASTE MANAGEMENT, INC.

                                 (IN THOUSANDS)

                                                                                              ACCUMULATED     RESTRICTED
                                                                   ADDITIONAL                    OTHER          STOCK
                                              PREFERRED   COMMON    PAID-IN      RETAINED    COMPREHENSIVE     UNEARNED
                                                STOCK     STOCK     CAPITAL      EARNINGS       INCOME       COMPENSATION
                                              ---------   ------   ----------   ----------   -------------   ------------
Balance, January 1, 1998....................     $--      $5,987   $3,873,990   $1,938,027     $(283,193)      $(11,102)
  Net loss..................................      --         --            --     (770,702)           --             --
  Cash dividends............................      --         --            --      (93,810)           --             --
  Dividends paid to employee stock benefit
    trust...................................      --         --         1,963       (1,963)           --             --
  Common stock issued upon exercise of stock
    options and grants of restricted stock
    (including tax benefit).................      --         44        94,507           --            --             --
  Earned compensation related to restricted
    stock, net of reversals on forfeited
    shares..................................      --         --            --           --            --            759
  Reversals of unearned compensation upon
    cancellation of restricted stock........      --         --            --           --            --          1,134
  Accelerated vesting of restricted stock
    due to WM Holdings Merger...............      --         --            --           --            --          9,209
  Common stock issued for acquisitions......      --         76       180,051       (6,032)           --             --
  Common stock issued in public offerings...      --         52       205,811           --            --             --
  Put rights on WM Holdings employee stock
    options, net of taxes...................      --         --        70,495           --            --             --
  Adjustment of employee stock benefit trust
    to market value.........................      --         --        68,618           --            --             --
  Adjustment for minimum pension
    liability...............................      --         --            --           --       (59,769)            --
  Cumulative translation adjustment of
    foreign currency statements.............      --         --            --           --       (77,842)            --
  Sale of treasury stock....................      --         --         3,755           --            --             --
  Cancellation of treasury stock............      --       (133)     (566,136)          --            --             --
  Change in Eastern fiscal year.............      --         39        91,294          986            --             --
  Conversion of WTI stock options...........      --         --        20,138           --            --             --
  Other.....................................      --         18        47,039           --            --             --
                                                 ---      ------   ----------   ----------     ---------       --------
Balance, December 31, 1998..................     $--      $6,083   $4,091,525   $1,066,506     $(420,804)      $     --
                                                 ===      ======   ==========   ==========     =========       ========


                                                              EMPLOYEE
                                               TREASURY         STOCK
                                                 STOCK      BENEFIT TRUST
                                              -----------   -------------
Balance, January 1, 1998....................  $(1,369,405)    $(299,375)
  Net loss..................................           --            --
  Cash dividends............................           --            --
  Dividends paid to employee stock benefit
    trust...................................           --            --
  Common stock issued upon exercise of stock
    options and grants of restricted stock
    (including tax benefit).................       75,212            --
  Earned compensation related to restricted
    stock, net of reversals on forfeited
    shares..................................           --            --
  Reversals of unearned compensation upon
    cancellation of restricted stock........           --            --
  Accelerated vesting of restricted stock
    due to WM Holdings Merger...............           --            --
  Common stock issued for acquisitions......           --            --
  Common stock issued in public offerings...           --            --
  Put rights on WM Holdings employee stock
    options, net of taxes...................           --            --
  Adjustment of employee stock benefit trust
    to market value.........................           --       (68,618)
  Adjustment for minimum pension
    liability...............................           --            --
  Cumulative translation adjustment of
    foreign currency statements.............           --            --
  Sale of treasury stock....................      725,103            --
  Cancellation of treasury stock............      566,269            --
  Change in Eastern fiscal year.............           --            --
  Conversion of WTI stock options...........           --            --
  Other.....................................           --            --
                                              -----------     ---------
Balance, December 31, 1998..................  $    (2,821)    $(367,993)
                                              ===========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
Cash flows from operating activities:
  Net income (loss).........................................  $  (770,702)  $  (938,895)  $    24,231
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    1,498,712     1,391,810     1,264,196
    Deferred income taxes...................................     (450,158)     (375,543)      189,151
    Undistributed earnings of equity investees..............       (3,294)        8,000       (34,200)
    Minority interest in subsidiaries.......................       24,254        44,687        42,111
    Interest accretion on certain debt......................       18,023        20,682        22,343
    Contribution to 1988 Employee Stock Ownership Plan......           --         6,396         6,666
    Net gain on disposal of assets..........................      (83,503)     (133,981)      (36,261)
    Effect of merger costs, asset impairments and unusual
      items.................................................    1,555,000     1,675,247       496,608
    Income (loss) on disposal or from reserve adjustment of
      discontinued operations, net of tax and minority
      interest..............................................           --       (95,688)      285,921
  Change in assets and liabilities, net of effects of
    acquisitions and divestitures:
    Receivables.............................................     (185,995)      (45,237)      (85,279)
    Other current assets....................................      (11,235)       68,791           359
    Other assets............................................      135,120        90,614      (122,000)
    Accounts payable and accrued liabilities................     (140,613)      228,022         6,814
    Deferred revenues and other liabilities.................      (16,721)       72,938      (185,088)
    Other, net..............................................      (66,853)       48,063        55,384
                                                              -----------   -----------   -----------
        Net cash provided by operating activities...........    1,502,035     2,065,906     1,930,956
                                                              -----------   -----------   -----------
Cash flows from investing activities:
  Short-term investments....................................       57,509      (117,668)        1,170
  Acquisitions of businesses, net of cash acquired..........   (1,946,197)   (1,685,415)     (509,608)
  Capital expenditures......................................   (1,651,489)   (1,332,207)   (1,519,272)
  Proceeds from sale of assets..............................      545,143     1,496,562       830,773
  Other investments.........................................       76,244        (8,877)      (16,372)
  Acquisition of minority interests.........................   (1,673,168)     (104,165)     (342,034)
  Other.....................................................       36,821       (25,758)      (35,459)
                                                              -----------   -----------   -----------
        Net cash used in investing activities...............   (4,555,137)   (1,777,528)   (1,590,802)
                                                              -----------   -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................    6,401,897     4,616,718     4,403,008
  Principal payments on long-term debt......................   (4,406,910)   (4,378,952)   (3,954,584)
  Cash dividends............................................      (93,810)     (309,577)     (308,265)
  Net proceeds from issuance of common stock................      205,863       580,833            --
  Proceeds from sale of treasury stock......................      739,161            --            --
  Proceeds from exercise of common stock options and
    warrants................................................      133,119        78,175       119,284
  Other distributions to minority shareholders by affiliated
    companies...............................................      (23,514)      (36,341)           --
  Stock repurchases.........................................           --    (1,000,208)     (473,560)
  Other.....................................................          (10)        4,402        21,958
                                                              -----------   -----------   -----------
        Net cash provided by (used in) financing
          activities........................................    2,955,796      (444,950)     (192,159)
                                                              -----------   -----------   -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (5,763)       (5,788)        2,807
                                                              -----------   -----------   -----------
Increase (decrease) in cash and cash equivalents............     (103,069)     (162,360)      150,802
Cash and cash equivalents at beginning of year..............      189,942       352,302       201,500
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $    86,873   $   189,942   $   352,302
                                                              ===========   ===========   ===========
Supplemental cash flow information:
Cash paid during the year for:
  Interest..................................................  $   651,585   $   543,969   $   480,383
  Income taxes..............................................      253,770       410,438       359,795
Non-cash investing and financing activities:
  Note receivable from sale of assets.......................       28,571        26,583        27,800
  Conversion of subordinated debt to common stock...........       10,086         1,159        62,176
  Acquisitions of businesses and development projects:
    Liabilities incurred or assumed.........................      432,462       222,536       470,664
    Common stock issued.....................................      180,127       251,863       366,046

  The accompanying notes are an integral part of these consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1998         1997        1996
                                                             ---------   -----------   -------
Net income (loss)..........................................  $(770,702)  $  (938,895)  $24,231
                                                             ---------   -----------   -------
Other comprehensive income (loss):
  Foreign currency translation adjustment..................    (77,842)     (180,744)   22,664
  Minimum pension liability adjustment, net of taxes of
     $(46,982) in 1998, $7,347 in 1997, and $(4,599) in
     1996..................................................    (59,769)       11,492    (7,193)
                                                             ---------   -----------   -------
Other comprehensive income (loss)..........................   (137,611)     (169,252)   15,471
                                                             ---------   -----------   -------
Comprehensive income (loss)................................  $(908,313)  $(1,108,147)  $39,702
                                                             =========   ===========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND FINANCIAL STATEMENTS

     Business -- Waste Management, Inc. and Subsidiaries (the "Company") provides integrated waste management services throughout North America consisting of collection, transfer, disposal (including landfill disposal of hazardous waste), recycling and resource recovery services as well as other hazardous waste services, and low-level and other radioactive waste services to commercial, industrial, municipal and residential customers. Additionally, the Company is a developer, owner and operator of waste-to-energy and waste-fuel powered independent power facilities. The Company also operates throughout Europe, the Pacific Rim, South America and other select international markets. Internationally, the Company collects and transports solid, hazardous and medical wastes and recyclables from customers and operates solid and hazardous waste landfills and municipal and hazardous waste incinerators, water and wastewater treatment facilities, hazardous waste treatment facilities and constructs treatment or disposal facilities for third parties.

     Principles of consolidation -- The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all material intercompany balances and transactions. Investments in affiliated companies in which the Company owns 50% or less are accounted for under the equity method or cost method of accounting, as appropriate.

     WM Holdings Merger -- On July 16, 1998, the Company, then known as USA Waste Services, Inc., completed a merger with Waste Management, Inc., which was subsequently renamed Waste Management Holdings, Inc. ("WM Holdings") (the "WM Holdings Merger"). WM Holdings was previously the largest publicly traded solid waste company in the United States, providing integrated solid waste management and hazardous waste management services in North America and comprehensive waste management and related services, including solid and hazardous waste management services, internationally. At the effective time of the WM Holdings Merger, the Company changed its name to "Waste Management, Inc." See Note 3.

     Eastern Merger -- On December 31, 1998, the Company consummated a merger transaction with Eastern Environmental Services, Inc. ("Eastern") accounted for using the pooling of interests method of accounting. Accordingly, the financial statements have been restated from previously reported financial statements to include the accounts and operations of Eastern for all periods presented. See
Note 3.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and cash equivalents -- Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less.

     Short-term investments -- As part of its cash management program, the Company from time to time maintains a portfolio of marketable investment securities. The securities have an investment grade and a term to earliest maturity generally of less than one year, and include tax exempt securities, certificates of deposit and Eurodollar time deposits. These securities are carried at cost, which approximates market.

     Short-term investments also include marketable securities classified as "trading," which are carried at market price with unrealized gains and losses included in other income in the accompanying consolidated statements of operations. At December 31, 1998, no "trading" securities were held by the Company. At December 31, 1997, this category included certain other equity securities classified as "trading" as well as a related price collar. These securities and a related collar in 1998 were disposed with no gain or loss.

                             WASTE MANAGEMENT, INC.

     Restricted funds held by trustees -- Restricted funds held by trustees of $153,030,000 and $190,030,000 at December 31, 1998 and 1997, respectively, are included in other non-current assets and consist principally of funds deposited in connection with landfill final closure and post-closure obligations, insurance escrow deposits, and amounts held for landfill and other construction arising from industrial revenue financings. These amounts are principally invested in fixed income securities of federal, state, and local governmental entities and financial institutions. The Company considers its landfill final closure, post-closure, and construction escrow investments to be held to maturity. At December 31, 1998 and 1997, the aggregate fair value of these investments approximates their amortized costs, and substantially all of these investments mature within one year. The Company's insurance escrow funds are invested in pooled investment accounts that hold debt and equity securities and are considered to be available for sale. The market value of those pooled accounts approximates their aggregate cost at December 31, 1998 and 1997.

     Concentrations of credit risk -- Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the trade credit risk. At December 31, 1998 and 1997, no single group or customer represents greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations for commercial and industrial customers and performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable.

     Derivative financial instruments -- From time to time, the Company uses derivatives to manage interest rate and currency risk. The Company has, in the past, engaged in hedging of fuel and equity price risk; however, it had no such financial instruments outstanding at December 31, 1998. The Company's policy is to use derivatives for risk management purposes only, and it does not enter into such contracts for trading purposes. The Company enters into derivatives only with counterparties which are financial institutions having credit ratings of at least A- or A3, to minimize credit risk. The amount of gains or losses from the use of derivative financial instruments have not been and are not expected to be material to the Company's consolidated financial statements.

     Instruments used as hedges must be effective at managing risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values or cash flows of hedge instruments must have a high degree of inverse correlation with changes in market values or cash flows of the underlying hedged items. Derivatives that meet the hedge criteria are accounted for under the deferral or accrual method as discussed in Note 8.

     Property and equipment -- Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives for significant property and equipment categories are as follows (in years):

                                                   OCTOBER 1, 1997      PRIOR TO
                                                   AND THEREAFTER    OCTOBER 1, 1997
                                                   ---------------   ---------------
Vehicles.........................................      3 to 10           3 to 12
Machinery and equipment..........................      3 to 20           3 to 20
Commercial and roll-off containers...............      8 to 12           8 to 20
Buildings and improvements.......................     10 to 40          10 to 40

                             WASTE MANAGEMENT, INC.

     As of October 1, 1997, and thereafter, the Company assumed no salvage value for its depreciable North American fixed assets. Prior to October 1, 1997, WM Holdings assigned salvage value to certain fixed asset categories as described in Note 4.

     Disposal sites are stated at cost and amortized ratably using the units-of-production method over the estimated useful life of the site as airspace of the landfill is consumed. For those sites that the Company believes permit expansion is probable, the expansion airspace and the projected costs related to developing the expansion airspace is included in the airspace amortization rate calculation. Disposal site amortization rates are determined periodically (not less than annually) for each disposal site based on estimates provided by the Company's engineers and accountants. Disposal site costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, direct site improvement costs, and capitalized interest. Disposal site amortization rate calculations consider information provided by aerial and ground surveys and other density measures. Factors in determining probable expansions on a site-by-site basis include secured rights to required land, status of legal, environmental, regulatory and political issues, and the extent to which the permit application process has proceeded.

     Business combinations -- The Company assesses each business combination to determine whether the pooling of interests or the purchase method of accounting is appropriate. For those business combinations accounted for under the pooling of interests method, the financial statements are combined with those of the Company at their historical amounts, and, if material, all periods presented are restated as if the combination occurred on the first day of the earliest year presented. For those acquisitions accounted for using the purchase method of accounting, the Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies but does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined. The Company does not believe potential deviations between its fair value estimates and actual fair values will be material.

     In certain business combinations, the Company agrees to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes, or the issuance of permits for expanded landfill airspace. Contingent payments, when incurred, are recorded as purchase price adjustments or compensation expense, as appropriate, based on the nature of each contingent payment.

     Excess of cost over net assets of acquired businesses -- The excess of cost over net assets of acquired businesses is amortized on a straight-line basis over a period not greater than 40 years commencing on the dates of the respective acquisitions. Accumulated amortization was $813,638,000 and $703,656,000 at December 31, 1998 and 1997, respectively.

     Other intangible assets -- Other intangible assets consist primarily of customer lists, covenants not to compete, licenses, permits, and contracts. Other intangible assets are recorded at cost and amortized on a straight-line basis. Customer lists are generally amortized over five to seven years. Covenants not to compete are amortized over the term of the agreement, which is generally three to five years. Licenses, permits, and contracts are amortized over the shorter of the definitive terms of the related agreements or 40 years. Accumulated amortization was $113,312,000 and $110,760,000 at December 31, 1998 and 1997, respectively.

     Long-lived assets -- Long-lived assets consist primarily of property and equipment, excess of cost over net assets of acquired businesses, and other intangible assets. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant

                             WASTE MANAGEMENT, INC.

events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value.

     Contracts in process -- Contracts in process relate to contracts involving a substantial construction component. Such contracts primarily relate to activities performed by international operations. The status of the Company's contracts in process as of the dates indicated is as follows (in thousands):

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998          1997
                                                     -----------   -----------
Costs and estimated earnings on uncompleted
  contracts........................................  $ 1,312,158   $ 1,511,710
Less billings on uncompleted contracts.............   (1,213,795)   (1,374,100)
                                                     -----------   -----------
          Total contracts in progress..............  $    98,363   $   137,610
                                                     ===========   ===========

     Contracts in process are included in the accompanying consolidated balance sheets under the following captions:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
Costs and estimated earnings in excess of billings on
  uncompleted contracts.................................  $127,975   $158,610
Billings in excess of costs and estimated earnings on
  uncompleted contracts (included in deferred
  revenue)..............................................   (29,612)   (21,000)
                                                          --------   --------
          Total contracts in process....................  $ 98,363   $137,610
                                                          ========   ========

     All contracts in process are expected to be billed and collected within five years.

     Income taxes -- Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Foreign currency -- The functional currency of the majority of the Company's foreign operations is the local currency of the country in which the Company operates. Adjustments resulting from the translation of financial information are included in comprehensive income.

     Revenue recognition -- The Company recognizes revenues on service contracts as services are provided. Amounts billed and collected prior to services being performed are included in deferred revenues. Results from long-term contracts involving a substantial construction component are recorded on the percentage-of-completion basis. Changes in project performance and conditions, estimated profitability and final contract settlements may result in future revisions to long-term construction contract costs and income.

     Capitalized interest -- Interest is capitalized on certain projects under development including greenfield landfill projects and probable landfill expansion projects, and on certain assets under construction, including operating landfills and waste-to-energy facilities. The capitalization of interest for operating landfills is based on the costs incurred on discrete cell construction projects, plus an allocated portion of the common site costs. The common site costs include the development costs of a greenfield site or the purchase price of an operating landfill, and the ongoing infrastructure costs benefiting the life cycle of the landfill. Cell construction costs

                             WASTE MANAGEMENT, INC.

include the construction of cell liners and construction of final capping during the operating life of the site. During 1998, 1997, and 1996, total interest costs were $722,958,000, $606,952,000, and $582,213,000, respectively, of which
$41,501,000, $51,376,000, and $56,873,000, were capitalized, respectively.

     New accounting pronouncements -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company in 2000. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.

     In April 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Accounting for the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Activities related to mergers or acquisitions are not considered start-up activities, and therefore SOP 98-5 does not change the accounting for such items. The impact of SOP 98-5 was not material to the Company's consolidated financial statements.

     Effective January 1, 1997, the Company adopted the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities ("SOP 96-1"). SOP 96-1 provides that environmental remediation liabilities should be accrued when the criteria of the FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies ("SFAS No. 5"), are met. SOP 96-1 also provides that the accrual for such liabilities should include future costs for those employees expected to devote a significant amount of time directly to the management of remediation liabilities. The adoption of SOP 96-1 during 1997 resulted in an increase to operating costs and expenses of approximately $49,900,000 for that period.

3. BUSINESS COMBINATIONS

  1998 Poolings of Interests Transactions

     On December 31, 1998, the Company consummated a merger with Eastern accounted for as a pooling of interests (the "Eastern Merger"), and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Eastern for all periods presented. Under the terms of the Eastern Merger, the Company issued 0.6406 of a share of its common stock for each share of Eastern outstanding common stock. Prior to the Eastern Merger, the Company owned approximately 1.3% of Eastern's outstanding shares, which were canceled on the effective date of the Eastern Merger. The Eastern Merger increased the Company's outstanding shares of common stock by approximately 24,460,000 shares, and the Company assumed Eastern's stock options equivalent to approximately 2,255,000 underlying shares of the Company's common stock.

     The consolidated balance sheets at December 31, 1998 and 1997 reflect the combining of (i) the Company prior to consummation of the Eastern Merger ("Waste Management") and (ii) Eastern as of those dates. Combined and separate results of operations for the two years ended December 31, 1997, and the nine

                             WASTE MANAGEMENT, INC.

months ended September 30, 1998, of Waste Management and Eastern for the restated periods are as follows (in thousands):

                                             WASTE
                                          MANAGEMENT    EASTERN     COMBINED
                                          -----------   --------   -----------
Nine months ended September 30, 1998
  (unaudited):
  Operating revenues....................  $ 9,236,544   $227,821   $ 9,464,365
  Income (loss) from continuing
     operations before income taxes.....     (931,295)    34,121      (897,174)
  Net income (loss).....................     (851,670)    17,483      (834,187)
Year ended December 31, 1997:
  Operating revenues....................  $11,802,350   $170,148   $11,972,498
  Income (loss) from continuing
     operations before income taxes.....     (668,513)     6,016      (662,497)
  Net income (loss).....................     (943,034)     4,139      (938,895)
Year ended December 31, 1996:
  Operating revenues....................  $10,874,767   $123,835   $10,998,602
  Income (loss) from continuing
     operations before income taxes.....      778,069     (3,837)      774,232
  Net income (loss).....................       28,152     (3,921)       24,231

     Prior to December 31, 1997, Eastern reported on a June 30 fiscal year-end. Therefore, the accounts of Eastern for its 1997 and 1996, fiscal years have been consolidated with the accounts of the Company as of and for the years ended December 31, 1997 and 1996, respectively. Operating revenues and net income for Eastern for the six-month period ended December 31, 1997, were approximately $119,526,000 and $5,319,000, respectively. Accordingly, an adjustment is included in the Company's 1998 consolidated financial statements for this six-month period. In addition, Eastern issued shares of its common stock in connection with acquisitions and a public offering during the six-month period.

     On July 16, 1998, the Company consummated a merger with WM Holdings, which was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements include the accounts and operations of WM Holdings for all periods presented. Under the terms of the WM Holdings Merger, the Company issued 0.725 of a share of its common stock for each share of WM Holdings outstanding common stock. The WM Holdings Merger increased the Company's outstanding shares of common stock by approximately 354,000,000 shares, and the Company assumed WM Holdings' stock options equivalent to approximately 16,000,000 underlying shares of the Company's common stock. Any unvested WM Holdings options granted prior to March 10, 1998 vested upon consummation of the Merger due to change of control provisions.

     The results of operations for WM Holdings prior to consummation of the WM Holdings Merger for the restated periods are as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                     THREE MONTHS ENDED   -------------------------
                                       MARCH 31, 1998        1997          1996
                                     ------------------   -----------   -----------
                                        (UNAUDITED)
Operating revenues.................      $2,131,621       $9,188,582    $9,225,636
Income (loss) from continuing
  operations before income taxes...         170,968       (1,053,673)      660,467
Net income (loss)..................          74,417       (1,176,104)      (39,307)

                             WASTE MANAGEMENT, INC.

     In connection with the WM Holdings Merger and the Eastern Merger, the Company incurred significant charges in the third and fourth quarters of 1998. Additionally, the Company expects to incur additional costs throughout 1999 that are transitional in nature and not accruable until incurred or committed. The table below reflects the amounts charged to merger costs related to the WM Holdings Merger and the Eastern Merger, as well as merger costs expected to be incurred in future periods for the respective transactions (in thousands):

                                                   WM HOLDINGS                        EASTERN
                                          ------------------------------   ------------------------------
                                          CHARGES IN   CHARGES EXPECTED    CHARGES IN   CHARGES EXPECTED
                                             1998      IN FUTURE PERIODS      1998      IN FUTURE PERIODS
                                          ----------   -----------------   ----------   -----------------
                                                          (UNAUDITED)                      (UNAUDITED)
Transaction or deal costs, primarily
  professional fees and filing fees.....  $  124,100       $     --         $ 14,300         $    --
Employee severance, separation and
  transitional costs....................     323,900         28,500           25,500           9,700
Restructuring charges relating to the
  consolidation and relocation of
  operations, and the transition and
  implementation of information
  systems...............................     166,900         71,800           20,500           3,200
Estimated loss on the sale of:
  Assets to comply with governmental
     orders.............................     255,000             --           32,200              --
  Duplicate facilities and related
     leasehold improvements.............     188,900             --           29,300              --
  Duplicate revenue producing assets....      26,200             --           32,400              --
Provision for the abandonment of:
  Revenue producing assets..............     126,600             --            3,000              --
  Non-revenue producing assets,
     consisting of landfill projects and
     leasehold improvements which were
     determined to be duplicative assets
     from the related merger............     263,000             --            6,500              --
  Other assets, consisting primarily of
     computer hardware and software
     costs which have no future value...     150,300             --            1,500              --
                                          ----------       --------         --------         -------
          Total.........................  $1,624,900       $100,300         $165,200         $12,900
                                          ==========       ========         ========         =======

     Included in the charges above, are estimates for anticipated losses related to the sales of assets pursuant to governmental orders. These anticipated losses have been estimated based on the Company's assessment of relevant facts and circumstances, including consideration of the various provisions of asset sale agreements. In certain instances, the asset sale agreements contain contingencies, the resolution of which are uncertain and could materially change the proceeds which the Company will ultimately receive. Accordingly, dependent upon actual future experience and the resolution of certain contingencies, the amount of losses ultimately recorded by the Company could materially differ from the amounts recorded by the Company.

     Additionally, the Company recorded merger costs of approximately $17,235,000 related to other poolings of interests transactions consummated during 1998.

     Furthermore, the Company recorded certain unusual charges of $864,063,000 in 1998 that were primarily, yet indirectly related to the WM Holdings Merger as discussed in Note 14.

                             WASTE MANAGEMENT, INC.

  1997 Pooling of Interests Transactions

     On August 26, 1997, the Company consummated a merger with United Waste Systems, Inc. ("United") accounted for as a pooling of interests (the "United Merger") and, accordingly, the accompanying consolidated financial statements include the accounts and operations of United for all periods presented. Under the terms of the United Merger, the Company issued 1.075 shares of its common stock for each outstanding share of United common stock. Additionally, at the effective date of the United Merger, United stock options, whether or not such stock options had vested or had become exercisable, were canceled in exchange for shares of the Company's common stock equal in market value to the fair value of such United stock options, as determined by an independent third party. The United Merger increased the Company's outstanding shares of common stock by approximately 51,900,000 shares, which includes approximately 1,900,000 shares exchanged for the United stock options. In the third quarter of 1997, the Company incurred approximately $89,152,000 in merger costs associated with the United Merger. Of this amount, $17,566,000 related to transaction costs, $26,198,000 for severance and other termination benefits, $21,629,000 for integration of operations, and $23,759,000 for the disposal of duplicate facilities and impaired assets as a result of the United Merger. The results of operations for United prior to consummation of the United Merger for the restated periods are as follows (in thousands):

                                       SIX MONTHS ENDED      YEAR ENDED
                                        JUNE 30, 1997     DECEMBER 31, 1996
                                       ----------------   -----------------
                                         (UNAUDITED)
Operating revenues...................      $216,619           $335,743
Net income...........................        23,849             35,393

  1996 Pooling of Interests Transactions

     On August 30, 1996, the Company consummated a merger with Sanifill, Inc. ("Sanifill") accounted for as a pooling of interests (the "Sanifill Merger") and, accordingly, the accompanying consolidated financial statements include the accounts and operations of Sanifill for all periods presented. Under the terms of the Sanifill Merger, the Company issued 1.70 shares of its common stock for each share of Sanifill outstanding common stock. The Sanifill Merger increased the Company's outstanding shares of common stock by approximately 43,414,000 shares and the Company assumed Sanifill's options and warrants equivalent to approximately 4,361,000 underlying shares of the Company's common stock. In the third quarter of 1996, the Company incurred approximately $80,000,000 in merger costs associated with the Sanifill Merger. The $80,000,000 of merger costs includes $9,500,000 of transaction costs, $20,000,000 of relocation, severance, and other termination benefits, $13,000,000 relating to integrating operations, and $37,500,000 relating to the disposal of duplicate facilities. The results of operations for Sanifill prior to consummation of the Sanifill Merger for the restated periods are as follows (in thousands):

                                                       SIX MONTHS ENDED
                                                        JUNE 30, 1996
                                                       ----------------
                                                         (UNAUDITED)
Operating revenues..................................       $181,406
Net income..........................................         18,964

     On May 7, 1996, the Company consummated a merger with Western Waste Industries ("Western") accounted for as a pooling of interests (the "Western Merger") and, accordingly, the accompanying consolidated financial statements include the accounts and operations of Western for all periods presented. Under the terms of the Western Merger, the Company issued 1.50 shares of its common stock for each share of Western outstanding common stock. Prior to the Western Merger, the Company owned approximately 4.1% of Western's outstanding shares (634,900 common shares), which were canceled on the effective date of the Western Merger. The Western Merger increased the Company's outstanding shares of common stock by

                             WASTE MANAGEMENT, INC.

approximately 22,028,000 shares and the Company assumed options under Western's stock option plans equivalent to approximately 5,200,000 underlying Company shares of common stock. In the second quarter of 1996, the Company incurred approximately $35,000,000 in merger costs associated with the Western Merger and approximately $4,800,000 in benefits related to Western's pre-merger retirement program. The $35,000,000 of merger costs include $6,800,000 of transaction costs, $15,000,000 of severance and other termination benefits, and $13,200,000 of costs related to integrating operations. The results of operations for Western prior to consummation of the Western Merger for the restated periods are as follows (in thousands):

                                                     THREE MONTHS ENDED
                                                       MARCH 31, 1996
                                                     ------------------
                                                        (UNAUDITED)
Operating revenues................................        $68,441
Net income........................................          4,703

  1998 and 1997 Purchase Acquisitions and Acquisitions of Minority Interests

     On November 30, 1998, the Company acquired the 49% interest of Waste Management International plc's ("WMI plc") United Kingdom operations that was previously owned by Wessex Water Plc for 205 million pounds, which is equivalent to $342,000,000.

     On November 3, 1998, the Company acquired the publicly owned shares of its subsidiary, WMI plc. Under the agreement, the Company paid approximately $443,000,000 in the aggregate, to the holders of the approximately 20% of the outstanding shares of WMI plc not previously owned by WM Holdings and its subsidiaries. The Company liquidated WMI plc after the acquisition in an effort to simplify the corporate structure and provide enhanced tax planning opportunities.

     On June 18, 1998, the Company acquired the solid waste businesses of American Waste Systems, Inc. for approximately $150,000,000 in cash. The businesses acquired include three landfills and one collection operation located in Ohio.

     On March 31, 1998, the Company acquired the remaining outstanding shares of Wheelabrator Technologies Inc. ("WTI"), which it did not already own for $876,200,000 in cash.

     On January 14, 1998, the Company acquired the solid waste divisions of City Management Holdings Trust ("City Management") for approximately $810,000,000 consisting primarily of cash and assumed debt. The businesses acquired include 20 collection operations, ten landfills, and 12 transfer stations, located primarily in Michigan.

     On April 1, 1997, the Company acquired substantially all of the assets of Mid-American Waste Systems, Inc. for approximately $201,000,000, consisting primarily of cash and assumed debt. The assets acquired include 11 collection operations, 11 landfills, six transfer stations, and three recycling operations.

     On March 12, 1997, the Company acquired substantially all of the Canadian solid waste subsidiaries of Allied Waste Industries, Inc. for approximately $518,000,000 in cash. Those businesses represented 41 collection operations, seven landfills, and eight transfer stations in Alberta, British Columbia, Manitoba, Ontario, Quebec, and Saskatchewan.

     In addition to the above purchase acquisitions, the Company consummated numerous other acquisitions that were accounted for under the purchase method of accounting. Results of operations of companies that were acquired and subject to purchase accounting are included from the dates of such acquisitions.

     The total cost of acquisitions accounted for under the purchase method of accounting, excluding the purchases of minority interests, was approximately $2,452,690,000 and $2,150,975,000 in 1998 and 1997, respectively.

                             WASTE MANAGEMENT, INC.

     The pro forma information set forth below assumes acquisitions in 1998 and 1997 accounted for as purchases had occurred at the beginning of 1997. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                                             YEARS ENDED DECEMBER 31,
                                                             -------------------------
                                                                1998          1997
                                                             -----------   -----------
                                                             (UNAUDITED)   (UNAUDITED)
Operating revenues.........................................  $13,137,758   $13,431,884
Income (loss) from continuing operations...................     (735,939)     (938,850)
Net income (loss)..........................................     (739,839)     (851,907)
Basic earnings (loss) per common share:
  Income (loss) from continuing operations.................        (1.25)        (1.66)
  Net income (loss)........................................        (1.26)        (1.51)
Diluted earnings (loss) per common share:
  Income (loss) from continuing operations.................        (1.25)        (1.66)
  Net income (loss)........................................        (1.26)        (1.51)

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998          1997
                                                     -----------   -----------
Land and landfills.................................  $ 8,384,077   $ 7,160,129
Vehicles...........................................    2,797,137     2,676,433
Machinery and equipment............................    3,072,162     3,078,799
Containers.........................................    1,844,904     1,637,023
Buildings and improvements.........................    1,632,006     1,664,572
Furniture and fixtures.............................      505,527       544,035
                                                     -----------   -----------
                                                      18,235,813    16,760,991
Less accumulated depreciation and amortization.....   (6,598,074)   (5,572,461)
                                                     -----------   -----------
                                                     $11,637,739   $11,188,530
                                                     ===========   ===========

     Depreciation and amortization expense for property and equipment was $1,314,568,000, $1,242,061,000 and $1,102,260,000 for 1998, 1997, and 1996,
respectively.

     Effective October 1, 1997, the Board of Directors of WM Holdings approved a revision to WM Holdings' North American collection fleet management policy. Under the revised policy, WM Holdings replaced front-end loaders after eight years, and rear-end loaders and roll-off trucks after ten years. The previous policy was to not replace front-end loaders before they were a minimum of ten years old and other heavy collection vehicles before they were a minimum of 12 years old. As a result of this decision, the Company recognized an impairment writedown of $70,900,000 in the fourth quarter of 1997 for those vehicles scheduled for replacement in the next two years under the new policy. Depreciable lives were adjusted for the WM Holdings fleet commencing in the fourth quarter of 1997 to reflect the new policy. Also effective October 1, 1997, WM Holdings reduced depreciable lives on containers from 15 and 20 years to 12 years, and ceased assigning salvage value in computing depreciation on North American collection vehicles or containers. These changes in estimates resulted in an increase in depreciation expense of $33,700,000 in the fourth quarter of 1997. Upon consummation of the WM Holdings Merger, WM Holdings' replacement policies were conformed with that of the Company, which are materially consistent with the revised WM Holdings policy stated above.

                             WASTE MANAGEMENT, INC.

     Also effective October 1, 1997, WM Holdings changed its process of evaluating the probability that landfill airspace from expansions will be permitted. This change in estimate decreased the useful lives of certain WM Holdings landfills and increased depreciation and amortization and the provision for final closure and post-closure by $15,800,000 in the fourth quarter of 1997.

5. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              -----------   ----------
Bank borrowings.............................................  $ 1,903,100   $  485,500
Commercial paper, average interest of 5.7% in 1998, and 6.1%
  in 1997...................................................      840,108      356,327
Senior notes and debentures, interest of 6 1/8% to 8 3/4%,
  due 1999 to 2028..........................................    5,959,884    5,224,119
4% Convertible subordinated notes due 2002..................      535,275      535,275
4 1/2% Convertible subordinated notes due 2001..............      148,370      149,500
5% Convertible subordinated debentures due 2006.............      114,445      115,000
5.75% Convertible subordinated notes due 2005...............      453,680      450,182
Tax-exempt and project bonds, principal payable in periodic
  installments, maturing through 2021, fixed and variable
  interest rates ranging from 3.53% to 9.25% at December 31,
  1998......................................................    1,220,634    1,307,793
Installment loans and notes payable, interest to 14%,
  maturing through 2017.....................................      491,533      779,709
Other.......................................................       30,914       76,556
                                                              -----------   ----------
                                                               11,697,943    9,479,961
Less current maturities.....................................      583,742    1,598,012
                                                              -----------   ----------
                                                              $11,114,201   $7,881,949
                                                              ===========   ==========

     The aggregate estimated payments, including scheduled minimum maturities, of long-term debt outstanding at December 31, 1998, for the following five years and thereafter are as follows (in thousands).

1999...................................................   $   583,742
2000...................................................     2,706,367
2001...................................................       760,401
2002...................................................     2,394,956
2003...................................................       626,455
Thereafter.............................................     4,626,022
                                                          -----------
                                                          $11,697,943
                                                          ===========

     Upon consummation of the WM Holdings Merger, the Company entered into a $3,000,000,000 syndicated loan facility (the "Syndicated Facility") which was in addition to the Company's existing $2,000,000,000 senior revolving credit facility (the "Credit Facility"). The Syndicated Facility requires annual renewal by the lender and provides for a one-year term option at the Company's request in the event of non-renewal. The Syndicated Facility is available for borrowings, including up to $800,000,000 of standby letters of credit and to support the issuance of commercial paper; accordingly, commercial paper has been classified as non-current for financial reporting purposes. The applicable interest rate and facility fee for the Syndicated Facility are similar to those contained in the Company's then existing Credit Facility (which was amended to

                             WASTE MANAGEMENT, INC.

provide for the WM Holdings Merger). The covenant restrictions for the Syndicated Facility and Credit Facility include, among others, interest coverage and debt capitalization ratios, and limitations on dividends, additional indebtedness, liens, and asset sales. The Syndicated Facility and Credit Facility are used to refinance existing bank loans and letters of credit, to fund acquisitions, and for working capital purposes. At December 31, 1997, the committed capacity under the Credit Facility was $2,000,000,000, including standby letters of credit of up to $650,000,000. At December 31, 1997, the applicable interest rate was 6.1% per annum and the facility fee was 0.1125% per annum, with the Company having borrowed $430,000,000 and issued letters of credit of $467,029,000 under the Credit Facility. Principal reductions are not required during the five-year term of the Credit Facility, which was entered into on August 7, 1997. At December 31, 1998, the applicable interest rate on the syndicated Facility was 5.46% and there were no borrowings outstanding under the Credit Facility. The facility fee was 0.10% and 0.125% per annum, under the Syndicated Facility and Credit Facility, respectively, at December 31, 1998. The Company had borrowed $1,545,000,000 and had issued letters of credit of $1,253,361,000 under the Syndicated Facility and Credit Facility at December 31, 1998.

     In November 1998, the Company entered into two multi-currency credit facilities totaling EURO 300,000,000, with a syndicate of banks. The facilities provide for borrowings in several currencies and are renewable annually. The outstanding balance as of December 31, 1998 was EURO 228,176,000 (equivalent to $267,400,000). The applicable interest rate is determined by LIBOR or PIBOR plus margin and mandatory costs as defined per the agreement. The interest rates on the two outstanding loans at December 31, 1998, were 7.03% and 3.87%.

     On July 17, 1998, the Company issued $600,000,000 of 7% senior notes, due on July 15, 2028 (the "7% Notes") and $600,000,000 of 6 1/8% mandatorily tendered senior notes, due on July 15, 2011 (the "6 1/8% Notes"). The 7% Notes are redeemable, in whole or in part, at the option of the Company at any time and from time to time at the redemption price, as defined in the indenture. The 6 1/8% Notes are subject to certain mandatory tender features as described in the indenture, which may require the purchase by the Company of a portion of or all of the outstanding notes on July 15, 2001. The proceeds from the 7% Notes and 6 1/8% Notes were used to repay outstanding indebtedness under the Company's bank borrowings. Interest on the 7% Notes and 6 1/8% Notes is payable semi-annually on January 15 and July 15.

     In May 1998, the Company retired approximately $40,000,000 of certain debt with an average interest rate of 9.0% with proceeds from the Credit Facility. In connection with this debt retirement, the Company incurred prepayment penalties and other fees of $1,811,000 and wrote off the remaining unamortized discounts and debt offering costs of $4,689,000, which were recorded as an extraordinary item.

     On December 17, 1997, the Company issued $350,000,000 of 6 1/2% senior notes due December 15, 2002, and $150,000,000 of 7 1/8% senior notes due December 15, 2017. The senior notes constitute senior and unsecured obligations of the Company ranking equal in right of payment with all other senior and unsecured obligations of the Company, as defined in the indenture. The 6 1/2% senior notes due December 15, 2002, are not redeemable. The $150,000,000 of 7 1/8% senior notes due December 15, 2017, are redeemable, in whole or in part, at the option of the Company at any time and from time to time at a redemption price defined in the indenture. Interest is payable semi-annually on December 15 and June 15. The proceeds were used to repay debt under the Company's bank borrowings.

     On September 12, 1997, the Company issued $300,000,000 of 7% senior notes due October 1, 2004, and $300,000,000 of 7 1/8% senior notes due October 1, 2007. The senior notes constitute senior and unsecured obligations of the Company, ranking equal in right of payment with all other senior and unsecured obligations of the Company, as defined in the indenture. The senior notes are redeemable at the option of the Company at any time and from time to time at the principal amount of such notes, plus accrued interest. Interest is payable semi-annually on October 1 and April 1. The proceeds were used to repay debt under the Company's bank borrowings.

                             WASTE MANAGEMENT, INC.

     During August 1997 and September 1997, the Company prepaid the holders of certain privately placed senior note an aggregate amount of $182,500,000 with proceeds from its Credit Facility. Interest on these privately placed senior notes ranged from 7.29% to 8.44%. In connection with this transaction, the Company was required to pay prepayment penalties of $7,975,000 and wrote off the remaining unamortized deferred offering costs of approximately $1,311,000, which was recorded as an extraordinary item in the third quarter of 1997.

     On February 7, 1997, the Company issued $535,275,000 of 4% convertible subordinated notes, due on February 1, 2002. Interest is payable semi-annually in February and August. The notes are convertible by the holders into shares of the Company's common stock at any time at a conversion price of $43.56 per share. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture. The notes are redeemable after February 1, 2000 at the option of the Company at 101.6% of the principal amount, declining to 100.8% of the principal amount on February 1, 2001 and thereafter until maturity, at which time the notes will be redeemed at par, plus accrued interest. The proceeds were primarily used to repay debt under the Company's bank borrowings, to fund acquisitions, and for general corporate purposes.

     On June 5, 1996, United issued $150,000,000 of 4 1/2% convertible subordinated notes, due June 1, 2001. Interest is payable semi-annually in June and December. The notes are convertible into shares of the Company's common stock at a conversion price of $30.23 per share. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture. The notes are redeemable after June 1, 1999, at the option of the Company at 101.8% of the principal amount, declining annually to par on June 1, 2001, plus accrued interest.

     On March 4, 1996, Sanifill issued $115,000,000 of 5% convertible subordinated debentures, due on March 1, 2006. Interest is payable semi-annually in March and September. The debentures are convertible into shares of the Company's common stock at a conversion price of $28.31 per share. The debentures are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture. In March 1999, these debentures were called by the Company and subsequently converted into equity by the debenture holders. See Note 20.

     The 5.75% convertible subordinated notes due 2005 are subordinated to all existing and future senior indebtedness of the Company. Each note bears cash interest at the rate of two percent per annum of the $1,000 principal amount at maturity, payable semi-annually. The difference between the principal amount at maturity of $1,000 and the $717.80 stated issue price of each note represents the stated discount. At the option of the holder, each note can be purchased for cash by the Company on March 15, 2000, at $843.03. Accrued unpaid interest to those dates will also be paid. The notes will be callable by the Company on and after March 15, 2000, for cash, at the stated issue price plus accrued stated discount and accrued but unpaid interest through the date of redemption. In addition, each note is convertible at any time prior to maturity into approximately 18.9 shares of the Company's common stock, subject to adjustment upon the occurrence of certain events. Upon any such conversion, the Company will have the option of paying cash equal to the market value of the shares which would otherwise be issuable.

6. ENVIRONMENTAL LIABILITIES

     The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the final cell of a landfill or the regulatory required costs associated with existing operations at a hazardous waste treatment, storage or disposal facility which are subject to Toxic Substances Central Act ("TSCA") or Subtitle D of the Resource Conservation and Recovery Act ("RCRA") hazardous waste treatment, storage, or disposal facility, and post-closure of those facilities. For landfills, the final closure and post-closure liabilities are accrued and charged to expense as airspace is consumed such that the total estimated final closure and post-closure cost will be fully accrued for each

                             WASTE MANAGEMENT, INC.

landfill at the time the site discontinues accepting waste and is closed. Estimates for final closure and post-closure costs are developed using input from the Company's engineers and accountants and are reviewed by management (typically not less than once per year). The estimates are based on the Company's interpretation of current requirements and proposed regulatory changes. In the U.S., the final closure and post-closure requirements are established under the standards of the U.S. Environmental Protection Agency's Subtitle C and D regulations, as implemented and applied on a state-by-state basis. Such costs may increase in the future as a result of legislation or regulation. Final closure and post-closure accruals consider estimates for the final cap and cover for the site, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure. For purchased disposal sites, the Company assesses and records a final closure and post-closure liability at the time the Company assumes closure responsibility based upon the estimated final closure and post-closure costs and the percentage of airspace utilized as of such date. Thereafter, the difference between the final closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred is accrued and charged to expense as airspace is consumed. Such costs for foreign landfills are estimated based on compliance with local laws, regulations and customs. For other facilities, final closure and post-closure costs are determined in consideration of regulatory requirements.

     The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operates, or to which it transported waste, including 88 sites listed on the Superfund National Priorities List ("NPL") as of December 31, 1998. The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. The Company routinely reviews and evaluates sites that require remediation, including NPL sites, giving consideration to the nature (e.g., owner, operator, transporter, or generator), and the extent (e.g., amount and nature of waste hauled to the location, number of years of site operation by the Company, or other relevant factors) of the Company's alleged connection with the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties ("PRPs"), and the nature and estimated cost of the likely remedy. Cost estimates are based on management's judgment and experience in remediating such sites for the Company as well as for unrelated parties, information available from regulatory agencies as to costs of remediation, and the number, financial resources and relative degree of responsibility of other PRPs who are jointly and severally liable for remediation of a specific site, as well as the typical allocation of costs among PRPs. These estimates are sometimes a range of possible outcomes. In such cases, the Company provides for the amount within the range which constitutes its best estimate. If no amount within the range appears to be a better estimate than any other amount, then the Company provides for the minimum amount within the range in accordance with the SFAS No. 5. The Company believes that it is "reasonably possible," as that term is defined in SFAS No. 5 ("more than remote but less than likely"), that its potential liability, at the high end of such ranges, would be approximately $233,000,000 higher on a discounted basis in the aggregate than the estimate that has been recorded in the consolidated financial statements as of December 31, 1998.

     Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its consolidated financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the existence and ability of other PRPs to

                             WASTE MANAGEMENT, INC.

contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material.

     Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated at 2% (3% at December 31, 1997) until expected time of payment and then discounted to present value at 5.5% (6% at December 31, 1997). The portion of the Company's recorded environmental liabilities that is not inflated or discounted was approximately $492,339,000 and $344,700,000 at December 31, 1998 and 1997, respectively. Had the Company not discounted any portion of its liability, the amount recorded would have been increased by approximately $308,262,000 at December 31, 1998.

     The Company's liabilities for final closure, post-closure monitoring and environmental remediation costs were as follows (in thousands):

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1998         1997
                                                       ----------   ----------
Current portion, included in accrued liabilities.....  $  150,592   $  129,611
Non-current portion..................................     971,507    1,038,049
                                                       ----------   ----------
          Total recorded.............................   1,122,099   $1,167,660
                                                                    ==========
Amount to be provided over remaining life of active
  sites, including discount of $308,262 related to
  recorded amounts...................................   1,806,966
                                                       ----------
Expected aggregate environmental liabilities based on
  current cost.......................................  $2,929,065
                                                       ==========

     Anticipated payments (based on current costs) of environmental liabilities at December 31, 1998, are as follows (in thousands):

1999....................................................   $  150,592
2000....................................................      101,499
2001....................................................       73,053
2002....................................................       57,216
2003....................................................       47,415
Thereafter..............................................    2,499,290
                                                           ----------
          Total.........................................   $2,929,065
                                                           ==========

     In addition to the amounts above, at a certain site, the Company has perpetual care obligations aggregating approximately $1,527,000 per year.

     From time to time, the Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company subsidiary having allegedly owned, operated or transported waste to a disposal facility which is alleged to have contaminated the environment or, in certain cases, conducted environmental remediation activities at such sites. While the Company believes it has meritorious defenses to these lawsuits, their ultimate resolution is often substantially uncertain due to a number of factors, and it is possible such matters could have a material adverse impact on the Company's earnings for one or more quarters or years.

     The Company has filed suit against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. Carriers involved in these matters have typically denied coverage and are defending against the Company's claims. While the Company is vigorously

                             WASTE MANAGEMENT, INC.

pursuing such claims, it regularly considers settlement opportunities when appropriate terms are offered. Settlements to date ($46,600,000 in 1998, $94,300,000 in 1997, and $60,300,000 in 1996) have been included in operating costs and expenses as an offset to environmental expenses.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts have been determined by the Company using available market information and commonly accepted valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997. Such amounts have not been revalued since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

     The carrying values of cash and cash equivalents, short-term investments, restricted funds held by trustees, trade accounts receivable, trade accounts payable, financial instruments included in notes and other receivables, financial instruments included in other assets, and derivative financial instruments approximate their fair values principally because of the short-term maturities of these instruments.

     The fair values of the Company's outstanding indebtedness is as follows (in thousands):

                                                         DECEMBER 31,
                                       -------------------------------------------------
                                                1998                      1997
                                       -----------------------   -----------------------
                                                    ESTIMATED                 ESTIMATED
                                        CARRYING       FAIR       CARRYING       FAIR
                                         AMOUNT       VALUE        AMOUNT       VALUE
                                       ----------   ----------   ----------   ----------
Senior notes and debentures..........  $5,959,884   $6,202,556   $5,224,119   $5,345,490
4% Convertible subordinated notes due
  2002...............................     535,275      641,795      535,275      592,148
4 1/2% Convertible subordinated notes
  due 2001...........................     148,370      232,985      149,500      214,906
5% Convertible subordinated
  debentures due 2006................     114,445      188,489      115,000      170,631
5.75% Convertible subordinated notes
  due 2005...........................     453,680      442,928      450,182      467,821
Tax-exempt and project bonds.........   1,220,634    1,320,841    1,307,793    1,371,871
Other borrowings.....................   3,265,655    3,303,520    1,698,092    1,706,129

8. DERIVATIVE FINANCIAL INSTRUMENTS

     Interest rate agreements -- The Company and its subsidiaries have entered into interest rate swap agreements to balance fixed and floating rate debt in accordance with management's criteria. The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received are accrued in the consolidated financial statements as a part of interest expense on the underlying debt over the

                             WASTE MANAGEMENT, INC.

life of the agreements and the swap is not recorded on the balance sheet. As of December 31, 1998, interest rate agreements in notional amounts and with terms as set forth in the following table were outstanding:

                              NOTIONAL
CURRENCY                       AMOUNT      RECEIVE      PAY          DURATION OF AGREEMENTS
--------                     -----------   --------   --------       ----------------------
U.S. Dollar................   50,000,000   Floating   Fixed      June 1997 to June 1999
U.S. Dollar................   24,000,000   Floating   Fixed      November 1994 to September 1999
U.S. Dollar................   15,000,000   Floating   Fixed      November 1996 to November 1999
Dutch Guilder..............  115,000,000   Floating   Fixed      November 1996 to January 2000
German Deutschemark........  150,000,000   Floating   Fixed      March 1996 to January 2000
French Franc...............  200,000,000   Fixed      Floating   December 1998 to December 2002
U.S. Dollar................   33,750,000   Floating   Fixed      January 1998 to January 2003
U.S. Dollar................   23,772,000   Floating   Fixed      April 1997 to April 2012

     Currency agreements -- From time to time, the Company and certain of its subsidiaries use foreign currency derivatives to seek to mitigate the impact of translation on foreign earnings and income from foreign investees. Typically these have taken the form of purchased put options or collars. The Company receives or pays, based on the notional amount of the option, the difference between the average exchange rate of the hedged currency against the base currency and the average (strike price) contained in the option. Complex instruments involving multipliers or leverage are not used. Although the purpose for using such derivatives is to mitigate currency risk, they do not qualify for hedge accounting under generally accepted accounting principles and, accordingly, must be adjusted to market value at the end of each accounting period with gains or losses included in other income. There were no currency derivatives of this type outstanding at December 31, 1998. From time to time, the Company also uses foreign currency forward contracts to hedge committed transactions when the terms of such a transaction are known and there is a high probability that the transaction will occur.

     Commodity agreements -- Prior to the WM Holdings Merger, WM Holdings utilized derivatives to seek to mitigate the impact of fluctuations in the price of fuel used by its vehicles. Quantities hedged did not exceed anticipated fuel purchases in any period. Gains or losses were recognized in operating expenses, as cost of fuel purchases, when paid or received. The primary instruments used were collars, swaps and swaptions. Collars consist of the purchase of call options along with a corresponding sale of put options at a lower price, with the effect of establishing a "cap" and a "floor" with respect to the price of specified quantities of fuel. A swap is an agreement with a counterparty whereby WM Holdings would pay a fixed price and would receive a floating price for specified quantities during a given period. In a swaption, WM Holdings would be paid a premium by the counterparty for the right, but not the obligation, at the end of the option period (usually 90 to 180 days) to enter into a swap with respect to a specified quantity in a given period in the future. All such derivatives were terminated following the WM Holdings Merger, and no fuel hedging transactions were outstanding at December 31, 1998.

9. CAPITAL STOCK

     The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation), and limitations. The Company currently has no issued or outstanding preferred stock.

     In June 1998, Eastern completed the registration and sale of 8,625,000 shares of its common stock at $26.375 per share (equivalent to 5,525,175 shares of the Company's common stock at $41.17 per share). This public offering included the sale of 500,000 shares of Eastern common stock by selling shareholders (equivalent to 320,300 shares of the Company's common stock). The net proceeds after deducting fees and

                             WASTE MANAGEMENT, INC.

related costs, were approximately $205,000,000 and were primarily used to repay debt under Eastern's credit facility and for general corporate purposes.

     As a condition to completing the WM Holdings Merger, during June 1998, WM Holdings sold 20,000,000 shares of its common stock from its treasury (equivalent to 14,500,000 shares of the Company's common stock) in an offering to the public. The net proceeds of approximately $607,000,000 were used by WM Holdings to retire outstanding debt under its credit facilities.

     In June 1997, prior to the WM Holdings Merger, the Company acquired a majority of the Canadian solid waste businesses of WM Holdings in a purchase business combination for consideration that included 1,705,757 shares of the Company's common stock. WM Holdings sold its shares of the Company's common stock on the open market during December 1997 for approximately $65,000,000. Because the WM Holdings Merger was accounted for as a pooling of interests, WM Holdings' sale of its shares of the Company's common stock is treated as an equity offering to the public for financial accounting and reporting purposes.

     On March 3, 1997, prior to its becoming a wholly-owned subsidiary of the Company, United completed a public offering in which it issued 3,450,000 shares of its common stock, priced at $36.50 per share (equivalent to 3,708,750 shares of the Company's common stock, priced at $33.95 per share). The net proceeds of approximately $119,000,000 were used to repay debt under United's credit facility, to fund acquisitions, and for general corporate purposes.

     On February 7, 1997, the Company completed a public offering of 11,500,000 shares of its common stock, priced at $35.125 per share. The net proceeds of approximately $387,438,000 were primarily used to repay bank borrowing.

     In February 1997, the board of directors of WM Holdings authorized the repurchase of up to 50,000,000 shares of its own common stock (equivalent to 36,250,000 shares of the Company's common stock) in the open market, in privately negotiated transactions, or through issuer tender offers. WM Holdings repurchased 30,000,000 shares of its own common stock (equivalent to 21,750,000 shares of the Company's common stock) through a "Dutch auction" tender offer in the second quarter of 1997.

     During 1994 through 1996, WM Holdings sold put options on 42,300,000 shares of its common stock (equivalent to 30,700,000 shares of the Company's common stock). The put options gave the holders the right at maturity to require WM Holdings to repurchase shares of its common stock at specified prices. Proceeds from the sale of put options were credited to additional paid-in capital. The amount WM Holdings would be obligated to pay to repurchase shares of its common stock if all outstanding put options were exercised was reclassified to a temporary equity account. In the event the options were exercised, WM Holdings had the right to pay the holder in cash the difference between the strike price and the market price of WM Holdings' shares, in lieu of repurchasing the stock. Options on 32,500,000 shares expired unexercised, as the price of WM Holdings' stock was in excess of the strike price at maturity. WM Holdings repurchased 3,100,000 shares of its common stock at a cost of $107,500,000, and 6,700,000 options were settled for cash of $13,600,000. There were no put options outstanding at and subsequent to December 31, 1997.

     As of December 31, 1998, the Company is limited in its ability to pay dividends pursuant to its current credit agreements of amounts not to exceed $100,000,000 per year. The Company declared cash dividends of approximately $93,810,000, $309,577,000, and $308,265,000, to its shareholders during 1998,
1997, and 1996, respectively. Based on the Company's weighted average common shares outstanding, the cash dividends per common share are $0.16, $0.56, and $0.57 for the years ended December 31, 1998, 1997, and 1996, respectively.

                             WASTE MANAGEMENT, INC.

10. COMMON STOCK OPTIONS AND WARRANTS

     In accordance with the Company's 1990 Stock Option Plan (the "1990 Plan"), options to purchase 900,000 shares of the Company's common stock may be granted to officers, directors, and key employees. In accordance with the Company's 1993 Stock Option Incentive Plan, as amended (the "1993 Plan"), options to purchase 26,500,000 shares of the Company's common stock may be granted to officers, directors, and key employees. Options are granted under both the 1990 Plan and the 1993 Plan at an exercise price which equals or exceeds the fair market value of the common stock on the date of grant, with various vesting periods, and expire up to ten years from the date of grant. No options are available for future grant under the 1990 Plan.

     Under the Company's 1996 Stock Option Plan for Non-Employee Directors ("1996 Directors Plan"), its directors who are not officers, full-time employees, or consultants of the Company receive an annual grant of 12,500 options on each January 1 (amended to 10,000 options effective January 1, 1999). In accordance with the 1996 Directors Plan, options to purchase up to 1,400,000 shares of the Company's common stock may be granted, with five year vesting periods (amended to one year effective January 1, 1999), and expiration dates ten years from the date of grant. Options may be granted at an exercise price which equals fair market value of the common stock on the date of grant.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 prescribes a fair value based method of determining compensation expense related to stock-based awards granted to employees. The recognition provisions of SFAS No. 123 are optional; however, entities electing not to adopt the recognition provisions of SFAS No. 123 are required to make disclosures of pro forma net income and earnings per share as if the recognition provisions of SFAS No. 123 had been applied, as well as disclosures regarding assumptions utilized in determining the pro forma amounts. The Company did not adopt the recognition provisions of SFAS No. 123, however, the required disclosures are included below.

     Stock options granted by the Company in 1998, 1997, and 1996 have ten year terms. Stock options granted by Eastern and Western became fully vested upon consummation of the respective mergers. Stock options granted by Sanifill continue to vest under varying vesting periods ranging from immediate vesting to five years following the date of grant. At the effective date of the United Merger, United stock options, whether or not such stock options had vested or had become exercisable, were canceled in exchange for shares of the Company's common stock equal in market value to the fair value of such United stock options, as determined by an independent third party. Stock options granted by WM Holdings prior to March 10, 1998, became fully vested upon consummation of the WM Holdings Merger, and certain of those include put provision benefits for up to a one year period from the date of the WM Holdings Merger (See Note 14). WM Holdings options granted after March 10, 1998, continue to vest in accordance with their original vesting schedule of 3 years.

                             WASTE MANAGEMENT, INC.

     The following table summarizes common stock option and warrant transactions under the aforementioned plans and various predecessor plans for 1998, 1997, and 1996:

                                                    OPTIONS AND   WEIGHTED AVERAGE
                                                     WARRANTS      EXERCISE PRICE
                                                    -----------   ----------------
                                                    (IN 000'S)
Outstanding at December 31, 1995..................    33,728           $25.00
  Granted.........................................    12,368            28.17
  Assumed in acquisitions.........................       373            24.94
  Exercised.......................................    (7,411)           16.31
  Forfeited.......................................    (1,147)           44.03
                                                      ------
Outstanding at December 31, 1996..................    37,911            27.13
  Granted.........................................    10,424            35.20
  Exercised.......................................    (8,023)           17.26
  Forfeited.......................................    (2,681)           43.99
                                                      ------
Outstanding at December 31, 1997..................    37,631            30.46
  Granted.........................................    10,645            43.92
  Assumed in acquisitions.........................     1,986            36.77
  Exercised.......................................    (8,593)           34.17
  Forfeited.......................................      (859)           45.33
                                                      ------
Outstanding at December 31, 1998..................    40,810            32.72
                                                      ======
Exercisable at December 31, 1996..................    20,546            27.20
Exercisable at December 31, 1997..................    20,440            30.34
Exercisable at December 31, 1998..................    23,994            29.25

     The common stock options and warrants outstanding at December 31, 1998, include approximately 21,247,000, common stock options and warrants granted by Western, Sanifill, United, WM Holdings, and Eastern, of which approximately 17,470,000 are exercisable.

     The weighted average fair value of common stock options and warrants granted during 1998, 1997 and 1996 were $18.61, $11.92 and $9.59, respectively. The fair value of each common stock option or warrant granted to employees or directors by the Company during 1998, 1997 and 1996 is estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0% to 2%, risk-free interest rates which vary for each grant and range from 5.06% to 7.67%, expected life of three to seven years for all grants, and stock price volatility primarily ranging from 25.2% to 31.3% for all grants.

     Outstanding and exercisable stock options and warrants at December 31, 1998, were as follows (in thousands):

                                             OUTSTANDING                               EXERCISABLE
                          -------------------------------------------------   ------------------------------
                          OPTIONS AND   WEIGHTED AVERAGE   WEIGHTED AVERAGE   OPTIONS AND   WEIGHTED AVERAGE
EXERCISE PRICE             WARRANTS      EXERCISE PRICE     REMAINING TERM     WARRANTS      EXERCISE PRICE
--------------            -----------   ----------------   ----------------   -----------   ----------------
$ 2.25 to $ 10.00.......     3,428           $ 6.71           3.1 years          3,426           $ 6.71
$10.01 to $ 20.00.......     5,885            13.84           5.8 years          4,845            13.47
$20.01 to $ 30.00.......     6,985            24.82           7.0 years          3,793            24.19
$30.01 to $ 40.00.......    10,156            35.06           8.1 years          3,583            35.88
$40.01 to $ 50.00.......     9,274            45.20           6.5 years          6,907            44.48
$50.01 to $140.16.......     5,082            55.57           7.6 years          1,440            59.73
                            ------                                              ------
$ 2.25 to $140.16.......    40,810            32.72           6.7 years         23,994            29.25
                            ======                                              ======

                             WASTE MANAGEMENT, INC.

     If the Company applied the recognition provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per common share for 1998, 1997, and 1996 would approximate the pro forma amounts shown below (in thousands, except per share amounts):

                                                 YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                                1998        1997       1996
                                              ---------   ---------   -------
Net income (loss):
  As reported...............................  $(770,702)  $(938,895)  $24,231
  Pro forma.................................   (833,014)   (978,831)   (1,042)
Basic earnings (loss) per common share:
  As reported...............................      (1.32)      (1.68)     0.05
  Pro forma.................................      (1.43)      (1.76)       --
Diluted earnings (loss) per common share:
  As reported...............................      (1.32)      (1.68)     0.04
  Pro forma.................................      (1.43)      (1.76)       --

     The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

     Beginning in 1996, WM Holdings made grants of restricted stock. Compensation expense for grants of restricted shares was recognized ratably over the vesting period (generally five to ten years) and amounted to approximately $759,000 in 1998 through the date of the WM Holdings Merger, and $2,400,000 and $100,000 in 1997 and 1996, respectively. The unamortized restricted stock of $9,209,000 vested upon consummation of the WM Holdings Merger, and accordingly was included in merger costs in 1998.

     In September 1998, two senior executives were granted an aggregate of 1,700,000 shares under the 1993 Plan. The options granted vest according to certain performance goals in lieu of the normal vesting schedules. All such options fully vest no later than eight years from the date of grant.

11. EMPLOYEE BENEFIT PLANS

     Principally through the USA Waste Services, Inc. Employee's Savings Plan, the Waste Management Retirement Savings Plan, and the Wheelabrator-Rust Savings and Retirement Plan, the Company has established qualified defined contribution retirement plans covering substantially all domestic employees other than those employees who are covered under collective bargaining agreements which do not provide for coverage under the plans. In previous years, certain of the plans provided for annual contributions by the Company as determined by their respective boards of directors. In 1998, the primary feature of plans covering the majority of participants was the Company match of employee contributions of amounts as specified in the applicable plan.

     Effective January 1, 1999, the Waste Management Retirement Savings Plan and the Wheelabrator-Rust Savings and Retirement Plan were merged into the USA Waste Services, Inc. Employee's Savings Plan, which was then renamed the Waste Management Retirement Savings Plan ("Savings Plan"). The Savings Plan covers employees (except those working subject to a collective bargaining agreement which do not provide for coverage under the plans) following a 90 day waiting period after hire, and allows eligible employees to contribute up to 15% of their annual compensation, as limited by IRS regulations. Under the Savings Plan, the Company matches employee contributions up to 3% of their eligible compensation, and matches 50% of employee contributions in excess of 3% but less than 6% of eligible compensation. Both employee and Company contributions vest immediately. Charges to operations for these plans were $69,721,000, $42,335,000 and $29,648,000 during 1998, 1997 and 1996, respectively.

                             WASTE MANAGEMENT, INC.

     Certain of the Company's foreign subsidiaries participate in both defined benefit and defined contribution retirement plans for its employees in those countries. The projected benefit obligation, plan assets and unfunded liability of the defined benefit plans are not material. In addition to the pension plan for certain employees under collective bargaining agreements established at the end of 1998 (see below), other Company subsidiaries participate in various multi-employer pension plans covering certain employees not covered under the Company's pension plan. These multi-employer plans are generally defined benefit plans; however, in many cases, specific benefit levels are not negotiated with or known by the employer contributors. Contributions of $25,800,000, $18,600,000 and $16,500,000 for subsidiaries' defined benefit plans were made and charged to income in 1998, 1997 and 1996, respectively.

     The Company had a qualified defined benefit pension plan for all eligible non-union domestic employees of WM Holdings which, as discussed below, was terminated as of December 31, 1998 in conjunction with the WM Holdings Merger. Throughout the life of the plan, benefits were based on the employee's years of service and compensation during the highest five consecutive years out of the last ten years of employment. The Company's funding policy was to contribute annually an amount determined in consultation with its actuaries, approximately equal to pension expense, except as may be limited by the requirements of the Employee Retirement Income Security Act ("ERISA"). An actuarial valuation report was prepared for the plan as of September 30 each year and used, as permitted by the FASB's Statement of Financial Accounting Standards No. 87, Employers Accounting for Pensions ("SFAS No. 87"), for the year-end disclosures.

     In conjunction with the WM Holdings Merger, the Company decided to terminate the defined benefit pension plan as of December 31, 1998, and liquidate the plan's assets and settle its obligations to participants in 1999, except as related to certain employees participating under collective bargaining agreements, whose benefits were transferred to a newly created plan effective October 1, 1998. As required under the FASB's Statement of Financial Accounting Standard No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, this decision has resulted in a curtailment expense charge in unusual items of $34,716,000 in 1998, and is currently estimated to result in an approximate net cash settlement charge in unusual items in 1999 of $125,000,000. To the extent that this termination benefit has not yet been charged to expense and funded, additional minimum pension liability has been recorded as a charge to other comprehensive income. The Company expects to record this amount in 1999, at which time it will result in an adjustment to other comprehensive income. The amount of the 1999 settlement is inversely sensitive to changing interest rates. This sensitivity is approximately $20,000,000 for every 25 basis point fluctuation in interest rates.

     Also in conjunction with the WM Holdings Merger, the Company has terminated certain non-qualified supplemental benefit plans for certain officers and non-officer managers, the most significant plan being the Supplemental Executive Retirement Plan (collectively the "Supplemental Plans"). The curtailment and settlement loss related to these plans of $61,987,000 was recorded in unusual items in 1998. A substantial portion of these benefits was paid to participants by December 31, 1998, and unpaid amounts are accrued at December 31, 1998.

     WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible employees. In conjunction with the WM Holdings Merger, the Company has decided to limit participation in these plans to participating retired employees as of December 31, 1998.

                             WASTE MANAGEMENT, INC.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and the fair value of assets over the two-year period ending December 31, 1998, and a statement of the funded status as of December 31 of both years (in thousands):

                                              PENSION BENEFITS       OTHER BENEFITS
                                            --------------------   -------------------
                                              1998        1997       1998       1997
                                            ---------   --------   --------   --------
Change in benefit obligation:
  Benefit obligation at beginning of
     period...............................  $ 328,892   $257,677   $ 64,482   $ 59,126
  Service cost............................     17,892     14,720      1,783      1,212
  Interest cost...........................     23,944     20,877      4,535      4,538
  Plan participants' contributions........         --         --        300        721
  Amendments..............................     23,372      3,060    (24,188)     3,890
  Actuarial (gain) loss...................     90,346     44,654      4,651       (230)
  Benefits paid...........................    (11,928)   (12,096)    (1,925)    (4,775)
  Curtailments............................     52,209         --      4,085         --
  Settlements.............................    (52,959)        --         --         --
                                            ---------   --------   --------   --------
  Benefit obligation at end of period.....  $ 471,768   $328,892   $ 53,723   $ 64,482
                                            =========   ========   ========   ========
Change in plan assets:
  Fair value of plan assets at beginning
     of period............................  $ 264,870   $193,722   $     --   $     --
  Actual return on plan assets............     29,310     50,357         --         --
  Employer contributions..................     89,985     32,887      1,625      4,054
  Plan participants' contributions........         --         --        300        721
  Benefits paid...........................    (11,928)   (12,096)    (1,925)    (4,775)
  Settlements.............................    (52,959)        --         --         --
                                            ---------   --------   --------   --------
  Fair value of plan assets at end of
     period...............................  $ 319,278   $264,870   $     --   $     --
                                            =========   ========   ========   ========
Funded status:
  Funded status at December 31............  $(152,490)  $(64,022)  $(53,723)  $(64,482)
  Unrecognized transition (asset)
     obligation...........................     (1,430)    (2,860)        --        (73)
  Unrecognized net actuarial (gain)
     loss.................................    123,554     67,176        469     (8,640)
  Unrecognized prior service cost.........        (10)       953    (20,576)     3,890
                                            ---------   --------   --------   --------
  Net amount recognized...................  $ (30,376)  $  1,247   $(73,830)  $(69,305)
                                            =========   ========   ========   ========

     The following table provides the amounts recognized in the consolidated balance sheets as of December 31 of both years (in thousands):

                                              PENSION BENEFITS       OTHER BENEFITS
                                            --------------------   -------------------
                                              1998        1997       1998       1997
                                            ---------   --------   --------   --------
Prepaid benefit cost......................  $   8,220   $ 32,139   $     --   $     --
Accrued benefit liability.................    (38,596)   (30,892)   (73,830)   (69,305)
Minimum pension liability.................   (118,871)   (10,139)        --         --
Intangible asset..........................         --      1,184         --         --
Accumulated other comprehensive income
  before tax benefit......................    118,871      8,955         --         --
                                            ---------   --------   --------   --------
Net amount recognized.....................  $ (30,376)  $  1,247   $(73,830)  $(69,305)
                                            =========   ========   ========   ========

                             WASTE MANAGEMENT, INC.

     The following table provides the components of net periodic benefit cost for the years ended 1998, 1997, and 1996 (in thousands):

                                              PENSION BENEFITS               OTHER BENEFITS
                                       ------------------------------   ------------------------
                                         1998       1997       1996      1998     1997     1996
                                       --------   --------   --------   ------   ------   ------
Components of net periodic benefit
  cost:
  Service cost.......................  $ 17,892   $ 14,720   $ 15,309   $1,783   $1,212   $1,118
  Interest cost......................    23,944     20,877     16,610    4,535    4,538    4,375
  Expected return on plan assets.....   (20,954)   (17,084)   (13,818)      --       --       --
  Amortization of transition asset...    (1,430)    (1,430)    (1,430)      --       --       --
  Amortization of prior-service
     cost............................       (35)       202        621      278       --       --
  Amortization of net (gain) loss....     8,450      4,772      3,609     (445)    (253)    (313)
                                       --------   --------   --------   ------   ------   ------
  Net periodic benefit cost..........    27,867     22,057     20,901    6,151    5,497    5,180
  Curtailment loss (included in asset
     impairments and unusual
     items)..........................    53,208         --         --       --       --       --
  Settlement loss (included in asset
     impairments and unusual
     items)..........................    43,495         --         --       --       --       --
                                       --------   --------   --------   ------   ------   ------
  Net periodic benefit cost after
     curtailments and settlements....  $124,570   $ 22,057   $ 20,901   $6,151   $5,497   $5,180
                                       ========   ========   ========   ======   ======   ======

     The assumptions used in the measurement of the Company's benefit obligations are shown in the following table (weighted average assumptions as of December 31):

                                                 PENSION BENEFITS     OTHER BENEFITS
                                                 -----------------    --------------
                                                  1998       1997     1998     1997
                                                 ------     ------    -----    -----
Discount rate..................................   6.25%      7.25%    6.50%    7.00%
Expected return on plan assets.................   9.00%      9.00%     n/a      n/a
Rate of compensation...........................   3.50%      3.50%     n/a      n/a

     The principal element of the Other Benefits referred to above is the post-retirement health care plan. Participants in the WM Holdings plan contribute to the cost of the benefit, and for retirees since January 1, 1992, the Company's contribution is capped at between $0 and $600 per month per retiree, based on years of service. For measurement purposes, a 7.1% annual rate of increase in the per capita cost of covered health care claims was assumed for 1998 (being an average of the rate used by all plans); the rate was assumed to decrease to 6% in 2001 and remain at that level thereafter. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

                                                        1% INCREASE   1% DECREASE
                                                        -----------   -----------
Effect on total of service and interest components of
  net periodic post-retirement health care benefit
  cost................................................    $  290        $  (273)
Effect on the health care component of the accumulated
  post-retirement benefit obligation..................    $3,938        $(3,673)

     In 1998, WM Holdings merged the Employee Stock Ownership Plan that was initially established for eligible WM Holdings' employees in 1988 into its Retirement Savings Plan. During 1994, WM Holdings established an Employee Stock Benefit Trust ("Trust") and sold 12,600,000 shares of its treasury stock to the Trust in return for a 30-year, 7.33% note with interest payable quarterly and principal due at maturity. WM Holdings has agreed to contribute to the Trust each quarter funds sufficient, when added to dividends on the shares held by the Trust, to pay interest on the note as well as principal outstanding at maturity. At the direction of an administrative committee, the trustee will use the shares or proceeds from the sale of shares to

                             WASTE MANAGEMENT, INC.

pay employee benefits, and to the extent of such payments by the Trust, the Company will forgive principal and interest on the note. The shares of common stock issued to the Trust are not considered to be outstanding in the computation of earnings per share until the shares are utilized to fund obligations for which the trust was established. Changes in the market value of these shares are reflected as adjustments in additional paid-in capital.

12. INCOME TAXES

     For financial reporting purposes, income (loss) from continuing operations before income taxes, showing domestic and international sources, is as follows (in thousands):

                                               1998        1997        1996
                                             ---------   ---------   --------
Domestic...................................  $(896,875)  $(865,783)  $757,537
International..............................    196,996     203,286     16,695
                                             ---------   ---------   --------
          Income (loss) from continuing
            operations.....................  $(699,879)  $(662,497)  $774,232
                                             =========   =========   ========

     The provision for income taxes on continuing operations consists of the following (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1998        1997        1996
                                             ---------   ---------   --------
Current:
  Federal..................................  $ 356,056   $ 569,935   $216,814
  State....................................     88,484      83,592     57,860
  Foreign..................................     72,541      85,357     22,875
                                             ---------   ---------   --------
                                               517,081     738,884    297,549
                                             ---------   ---------   --------
Deferred:
  Federal..................................   (463,635)   (369,408)    86,654
  State....................................    (51,889)    (27,271)    26,936
  Foreign..................................     65,366      21,136     75,561
                                             ---------   ---------   --------
                                              (450,158)   (375,543)   189,151
                                             ---------   ---------   --------
          Provision for income taxes.......  $  66,923   $ 363,341   $486,700
                                             =========   =========   ========

                             WASTE MANAGEMENT, INC.

     The federal statutory rate is reconciled to the effective rate as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                    -------------------------
                                                     1998      1997     1996
                                                    ------    ------    -----
Income taxes (benefit) at federal statutory
  rate............................................  (35.00)%  (35.00)%  35.00%
State and local income taxes, net of federal
  income tax benefit..............................    3.23      5.51     7.11
Nondeductible costs relating to acquired
  intangibles.....................................   16.85     30.88     7.55
Nondeductible merger costs........................    8.22      1.40     1.33
Writedown of investments in subsidiary............      --      6.46     7.66
Minority interest.................................    0.82      2.40     1.87
Gain on sale of foreign subsidiary................      --        --     2.26
Deferred tax valuation and other tax reserves.....    8.79     40.11     0.90
Federal tax on foreign income.....................    4.35      0.30     1.20
Nonconventional fuel tax credit...................   (3.61)    (2.80)   (1.99)
Other.............................................    5.91      5.59    (0.07)
                                                    ------    ------    -----
  Provision for income taxes......................    9.56%    54.85%   62.82%
                                                    ======    ======    =====

     The components of the net deferred tax assets (liabilities) are as follows (in thousands):

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998          1997
                                                     -----------   -----------
Deferred tax assets:
  Net operating loss, capital loss and tax credit
     carryforwards.................................  $   322,129   $   287,384
  Environmental and other reserves.................      670,502       754,195
  Reserves not deductible until paid...............      178,608       291,168
                                                     -----------   -----------
          Subtotal.................................    1,171,239     1,332,747
Deferred tax liabilities:
  Property, equipment, intangible assets, and
     other.........................................   (1,072,138)   (1,567,579)
Valuation allowance................................     (331,592)     (232,800)
                                                     -----------   -----------
          Net deferred tax liabilities.............  $  (232,491)  $  (467,632)
                                                     ===========   ===========

     At December 31, 1998, the Company's subsidiaries have approximately $200,599,000 of federal net operating loss ("NOL") carryforwards, $1,007,749,000 of state NOL carryforwards, and $598,930,000 of foreign NOL carryforwards. Foreign NOL carryforwards of approximately $535,530,000 may be carried forward indefinitely; the remaining NOL carryforwards have expiration dates through 2013. The Company's subsidiaries have $16,062,000 of alternative minimum tax credit carryforwards that may be used indefinitely; state tax credit carryforwards of $5,039,000; federal investment tax credit carryforwards of $381,000; and foreign tax credit carryforwards of $32,614,000. Valuation allowances have been established for uncertainties in realizing the benefit of tax loss and credit carryforwards. While the Company expects to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

     During 1997, the valuation allowance increased approximately $101,056,000, composed of increases to allowances due to the uncertainty of realizing alternative minimum tax credits, tax benefits from certain asset impairment writedowns (primarily land), foreign tax credits, and NOL carryforwards partially offset by reductions in allowances attributable primarily to foreign net operating loss carryforwards. In 1998, the

                             WASTE MANAGEMENT, INC.

valuation allowance increased approximately $98,792,000 primarily due to the uncertainty of realizing foreign NOL carryforwards.

     The Company does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries as it is the present intention of management to reinvest the unremitted earnings in its foreign operations. Unremitted earnings of foreign subsidiaries are approximately $498,000,000 at December 31, 1998. It is not practicable to determine the amount of U.S. income taxes that would be payable upon remittance of the assets that represent those earnings.

13. SEGMENT AND RELATED INFORMATION

     The Company's North American solid waste management operations represents 80.5% of operating revenues, 98.7% of earnings before interest and tax ("EBIT"), and 77.3% of total assets in 1998, and is the Company's principal reportable segment under Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS No. 131"). This segment provides integrated waste management services consisting of collection, transfer, disposal (solid waste landfill, hazardous waste landfill and waste-to-energy), recycling, and other miscellaneous services to commercial, industrial, municipal and residential customers in North America. Similar operations in international markets outside of North America are disclosed as a separate segment. The Company's other reportable segment consists of non-solid waste services, aggregated as a single segment for this reporting presentation as permitted under SFAS No. 131. The non-solid waste segment includes other hazardous waste services such as chemical waste management services and low-level and other radioactive waste services, the Company's independent power projects, and other non-solid waste services to commercial, industrial and government customers, and includes business lines that are being actively marketed. No single customer accounted for as much as 10% of consolidated revenue in any year.

     Certain of the services provided by the Company are subject to extensive and evolving federal, state, and local environmental laws and regulations in the U.S. and elsewhere that have been enacted in response to technological advances and the public's increased concern over environmental issues. Refer to Notes 6 and 17 for a further discussion of regulatory issues.

     Summarized financial information concerning the Company's reportable segments for the respective years ended December 31, is shown in the following table. Prior period information has been restated to conform to the segments described above, which are based on the structure and internal organization of the Company as of December 31, 1998 (in thousands):

                                NORTH AMERICAN   INTERNATIONAL    NON-SOLID     CORPORATE
                                 SOLID WASTE     WASTE SERVICES     WASTE      FUNCTIONS(A)      TOTAL
                                --------------   --------------   ----------   ------------   -----------
1998
  Net operating revenues(b)...   $10,220,478       $1,533,635     $  949,356    $       --    $12,703,469
  Earnings before interest and
     taxes (EBIT)(c), (d).....     2,478,733          132,937        103,443      (204,043)     2,511,070
  Depreciation and
     amortization.............     1,241,330          169,051         43,579        44,752      1,498,712
  Capital expenditures........     1,438,458          166,035         34,605        12,391      1,651,489
  Total assets(d).............    17,553,957        3,107,968      1,003,035     1,050,238     22,715,198
1997
  Net operating revenues(b)...   $ 9,244,910       $1,789,988     $  937,600    $       --    $11,972,498
  Earnings before interest and
     taxes (EBIT)(c), (d).....     1,790,027          187,619         96,082      (413,814)     1,659,914
  Depreciation and
     amortization.............     1,086,547          181,353         55,258        68,652      1,391,810
  Capital expenditures........     1,128,904          150,908         29,337        23,058      1,332,207
  Total assets(d).............    15,067,951        3,055,634      1,222,464       810,375     20,156,424

                             WASTE MANAGEMENT, INC.

                                NORTH AMERICAN   INTERNATIONAL    NON-SOLID     CORPORATE
                                 SOLID WASTE     WASTE SERVICES     WASTE      FUNCTIONS(A)      TOTAL
                                --------------   --------------   ----------   ------------   -----------
1996
  Net operating revenues(b)...   $ 8,097,860       $1,913,793     $  986,949    $       --    $10,998,602
  Earnings before interest and
     taxes (EBIT)(c), (d).....     1,654,154          216,198        132,267      (148,927)     1,853,692
  Depreciation and
     amortization.............       949,570          195,944         52,631        66,051      1,264,196
  Capital expenditures........     1,248,623          214,103         27,769        28,777      1,519,272
  Total assets(d).............    13,938,513        4,103,273      2,118,313       567,425     20,727,524

---------------

(a) Corporate functions include the corporate treasury function (except for limited amounts of locally negotiated and managed project debt), administration of corporate tax function, the corporate insurance function and management of closed landfill and related insurance recovery functions, along with other typical administrative functions.

(b) Non-Solid Waste revenues are net of inter-segment revenue with North American Solid Waste of $122,400,000, $86,400,000 and $69,100,000 in 1998,
     1997 and 1996, respectively. There are no other significant sales between segments.

(c) For those items included in the determination of EBIT, (the earnings measurement used by management to evaluate operating performance) the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies.

(d) There are no material asymmetrical allocations of EBIT versus assets between segments or corporate. Certain asset impairments and unusual items reported in the reconciliation of EBIT to reported net income below, however, have resulted in adjustments to assets ultimately reflected on segment balance sheets. Assets are net of inter-segment receivables and investments.

     The reconciliation of total EBIT reported above to net income is as follows (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                           -------------------------------------
                                              1998         1997          1996
                                           ----------   -----------   ----------
EBIT, as reported above..................  $2,511,070   $ 1,659,914   $1,853,692
(Plus) less:
  Merger costs...........................   1,807,245       112,748      126,626
  Asset impairments and unusual items....     864,063     1,771,145      529,768
  Income (loss) from continuing
     operations held for sale............         151         9,930         (315)
  Interest expense.......................     681,457       555,576      525,340
  Interest income........................     (26,829)      (45,214)     (34,603)
  Minority interest......................      24,254        45,442       41,289
  Other income, net......................    (139,392)     (127,216)    (108,645)
                                           ----------   -----------   ----------
Income (loss) from continuing operations
  before income taxes....................    (699,879)     (662,497)     774,232
Provision for income taxes...............      66,923       363,341      486,700
                                           ----------   -----------   ----------
Income (loss) from continuing
  operations.............................    (766,802)   (1,025,838)     287,532
Discontinued operations..................          --       (95,688)     263,301
Extraordinary loss.......................       3,900         6,809           --
Cumulative effect of change in accounting
  principle..............................          --         1,936           --
                                           ----------   -----------   ----------
          Net income (loss)..............  $ (770,702)  $  (938,895)  $   24,231
                                           ==========   ===========   ==========

                             WASTE MANAGEMENT, INC.

     Foreign operations in 1998 were conducted in seven countries in Europe, seven countries in the Pacific Rim, Canada, Mexico, Brazil, Israel and Argentina. Operating revenues and property and equipment (net) relating to the Company's operations by significant geographic area is as follows (in thousands):

                                               YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                           1998          1997          1996
                                        -----------   -----------   -----------
Operating revenues:
  United States.......................  $10,681,924   $ 9,707,546   $ 8,897,002
  Europe..............................    1,264,209     1,406,026     1,523,347
  Canada..............................      425,531       412,633       150,837
  Other foreign.......................      331,805       446,293       427,416
                                        -----------   -----------   -----------
          Total.......................  $12,703,469   $11,972,498   $10,998,602
                                        ===========   ===========   ===========
Property and equipment, net:
  United States.......................  $ 9,785,845   $ 9,187,923   $ 9,385,496
  Europe..............................      841,418       903,174     1,135,720
  Canada..............................      840,887       906,142       231,928
  Other foreign.......................      169,589       191,291       212,797
                                        -----------   -----------   -----------
          Total.......................  $11,637,739   $11,188,530   $10,965,941
                                        ===========   ===========   ===========

     The Company operates facilities in Hong Kong which are owned by the Hong Kong government. The Hong Kong economy has been impacted by the economic uncertainty associated with many of the countries in the region. High and volatile interest rates have resulted from speculation regarding its currency. The Company also has operations in Indonesia, Thailand and Brazil. These countries have experienced illiquidity, volatile currency exchange rates and interest rates, and reduced economic activity. The Company will be affected for the foreseeable future by economic conditions in this region, although it is not possible to determine the extent of such impact. At December 31, 1998, the Company has $114,749,000 revenue, $41,403,000 property and equipment, net, and $104,103,000 total investment in the above Asian countries (including Hong
Kong). The Company has a total investment of $38,900,000 in Brazil which is primarily investments accounted for under the equity method of accounting. Income from continuing operations before income taxes from Hong Kong was $21,200,000 in 1998. Income from Indonesia, Thailand and Brazil has not been significant to date.

14. ASSET IMPAIRMENTS AND UNUSUAL ITEMS

     In 1998, 1997, and 1996, the Company recorded certain charges for asset impairments and unusual items resulting from reviews of business integration and operating plans. Such reviews were generally performed in connection with the Company's merger activities. In addition, the 1997 consolidated financial statements include a significant accounting charge resulting from a comprehensive review performed by the management of WM Holdings of its operations and investments in the fourth quarter of 1997. Similarly, the 1996 consolidated financial statements include accounting charges recorded by WM Holdings for certain operational and management restructuring activities and assets that had become impaired.

     Fair values for asset impairment losses was determined for landfills, hazardous waste facilities, recycling investments and other facilities, primarily based on future cash flow projections discounted back using discount rates appropriate for the risks involved with the specific assets. For surplus real estate, market opinions and appraisals were used. In determining fair values for abandoned projects and vehicles to be sold, recoverable salvage values were determined using market estimates. Impaired assets to be sold are primarily businesses to be sold (see Note 18) and surplus real estate. The Company provides for losses in connection with long-term waste service contracts where an obligation exists to perform services and when it becomes

                             WASTE MANAGEMENT, INC.

evident the projected direct and incremental contract costs will exceed the related contract revenues. In general, these losses relate to contracts with remaining average duration of five years.

     The following is a summary of asset impairments and unusual items that are reflected in the Company's consolidated financial statements for the year ended December 31, 1998 (in millions):

Provision for losses on contractual commitments.............  $115.6
Changes in estimates relating to the reassessment of
  ultimate losses for certain legal and remediation
  issues....................................................   331.9
Write-down to estimated net sales proceeds of businesses to
  be sold...................................................   195.1
Curtailment and settlement costs of terminating the defined
  benefit pension plan (Note 11)............................    34.7
Compensation charges for the liquidation of WM Holdings'
  Supplemental Executive Retirement Plan (Note 11) and other
  supplemental plans........................................    72.2
Put provisions of certain WM Holdings' stock options as a
  result of change in control provisions....................   114.6
                                                              ------
          Total.............................................  $864.1
                                                              ======

     In 1998, the Company increased its reserves for certain legal and environmental remediation issues as a result of management's emphasis to resolve and settle certain issues relating primarily to WM Holdings, including a class action securities litigation against WM Holdings.

     Certain WM Holdings' employee stock option plans included change of control provisions that were activated as a result of the WM Holdings Merger whereby the option holder received certain put rights that require charges to earnings through the put periods. The charge to pre-tax earnings as a result of these put rights was $114,600,000 in the third quarter of 1998. To the extent the future market value of the Company's common stock exceeds $54.34 per share, the Company will be required to record additional charges to earnings through July 16, 1999, at which time all put rights expire. The expense related to these stock option put rights has no impact to equity as the offset is a direct increase to additional paid-in capital, as these put rights will be satisfied by the issuance of stock.

                             WASTE MANAGEMENT, INC.

     The following is a summary of asset impairments and unusual items reflected in the Company's consolidated financial statements for the year ended December 31, 1997 (in millions):

Asset impairments:
  Landfills, related primarily to management decisions to
     abandon expansions and development projects due to
     political or competitive factors, which will result in
     closure earlier than previously expected (includes
     $233.8 for hazardous waste sites)......................  $  592.9
  Hazardous waste facilities, resulting from continuing
     market deterioration, increased competition, excess
     capacity and changing regulation.......................     131.4
  Goodwill, primarily related to landfills and hazardous
     waste facilities impaired (including $411.0 related to
     hazardous waste business)..............................     433.4
  Write-down of WTI long-lived assets, including $47.1
     related to a wood waste burning independent power
     production facility....................................      57.2
  Recycling investments, related primarily to continued
     pricing, overcapacity and competitive factors..........      21.5
  Write-down to estimated net realizable value of trucks to
     be sold as a result of new fleet management policy
     (Note 4)...............................................      70.9
  Write-down to estimated net sales proceeds of businesses
     to be sold (Note 18)...................................     122.2
  Abandoned equipment and facilities........................      37.3
  Surplus real estate.......................................      38.2
Provisions for losses on contractual commitments............     120.2
Severance for terminated employees..........................      41.6
Special charge for WM International, primarily costs of
  demobilization in Argentina following the expiration of
  the City of Buenos Aires contract, divestiture or closure
  of underperforming businesses (primarily in Italy and
  Germany) and abandonment of projects (primarily in
  Germany)..................................................     104.3
                                                              --------
          Total.............................................  $1,771.1
                                                              ========

                             WASTE MANAGEMENT, INC.

     The following is a summary of asset impairments and unusual items reflected in the Company's consolidated financial statements for the year ended December 31, 1996 (in millions):

Asset impairments:
  Landfills, related primarily to management decisions to
     abandon expansion projects due to political or
     competitive factors, which will result in closure
     earlier than previously expected.......................  $   20.4
  Recycling investments, related primarily to pricing,
     overcapacity and competitive factors...................      47.8
  Other, primarily equipment to be scrapped.................       2.0
  Surplus real estate.......................................       1.5
Write-down to estimated net sales proceeds of businesses to
  be sold...................................................      28.9
Reserves for certain litigation and for reengineering of
  finance and administrative functions......................     154.1
Provisions for losses on contractual commitments............      53.6
Western retirement benefits.................................       4.8
Special charge for WM International:
  Loss on sale of investment in Wessex Water Plc............      47.1
  Revaluation of investments in France, Austria, and Spain
     in contemplation of exiting all or part of these
     markets or forming joint ventures and write-off of a
     hazardous waste disposal facility in Germany with
     volumes adversely affected by regulatory changes.......     169.6
                                                              --------
          Total.............................................  $  529.8
                                                              ========

15. EARNINGS PER SHARE

     The following reconciles the number of common shares outstanding at December 31 of each year to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and dilutive earnings per common share, respectively (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1998      1997      1996
                                                  -------   -------   -------
Number of common shares outstanding.............  600,351   556,546   541,071
Effect of using weighted average common shares
  outstanding...................................  (16,050)    1,129    (3,802)
                                                  -------   -------   -------
Weighted average number of common shares
  outstanding...................................  584,301   557,675   537,269
Dilutive effect of common stock options and
  warrants......................................       --        --     9,647
                                                  -------   -------   -------
Weighted average number of common and dilutive
  potential common shares outstanding...........  584,301   557,675   546,916
                                                  =======   =======   =======

     Diluted earnings per common share for the years ended December 31, 1998, 1997, and 1996 has been calculated excluding the effects of the Company's convertible subordinated notes and debentures as inclusion of such items would be anti-dilutive for these periods.

     At December 31, 1998, there were approximately 73,600,000 common shares potentially issuable with respect to stock options, warrants, and convertible debt, which could dilute basic earnings per share in the future.

                             WASTE MANAGEMENT, INC.

16. COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events and circumstances from nonowner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income are as follows for the periods indicated (in thousands):

                                            FOREIGN       MINIMUM      ACCUMULATED
                                           CURRENCY       PENSION         OTHER
                                          TRANSLATION    LIABILITY    COMPREHENSIVE
                                          ADJUSTMENT     ADJUSTMENT      INCOME
                                          -----------    ----------   -------------
Balance, December 31, 1996..............   $ (95,056)     $(18,885)     $(113,941)
  Current-period change.................    (180,744)       11,492       (169,252)
                                           ---------      --------      ---------
Balance, December 31, 1997..............    (275,800)       (7,393)      (283,193)
  Current-period change.................     (77,842)      (59,769)      (137,611)
                                           ---------      --------      ---------
Balance, December 31, 1998..............   $(353,642)     $(67,162)     $(420,804)
                                           =========      ========      =========

17. COMMITMENTS AND CONTINGENCIES

     Operating leases -- The Company leases many of its operating and office facilities for various terms. Lease expense aggregated $194,846,000, $189,873,600, and $186,270,000 during 1998, 1997 and 1996, respectively. These amounts include rents under long-term leases, short-term cancelable leases and rents charged as a percentage of revenue, but are exclusive of financing leases capitalized for accounting purposes.

     The long-term rental obligations as of December 31, 1998, are due as follows (in thousands):

First year...............................................  $  142,397
Second year..............................................     133,069
Third year...............................................     127,206
Fourth year..............................................     155,341
Fifth year...............................................     104,568
Sixth through tenth years................................     431,114
Eleventh year and thereafter.............................     143,004
                                                           ----------
                                                           $1,236,699
                                                           ==========

     Financial instruments -- Letters of credit, performance bonds and other guarantees have been provided by the Company supporting tax-exempt bonds, performance of final landfill closure and post-closure requirements, insurance contracts, and other contracts. Total letters of credit, performance bonds, insurance policies, and other guarantees outstanding at December 31, 1998, aggregated approximately $3,940,719,000. The insurance policies are issued by a wholly-owned insurance company subsidiary, the sole business of which is to issue such policies to customers of the Company and its subsidiaries. Because virtually no claims have been made against these financial instruments in the past, management does not expect these instruments will have a material effect on the Company's consolidated financial statements.

     In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk, such as bank letters of credit, performance bonds and other guarantees, which are not reflected in the consolidated balance sheets. Such financial instruments are to be valued based on the amount of exposure under the instrument and the likelihood of performance being required. In the Company's experience, virtually no claims have been made against those financial instruments. Management does not expect any material losses to result from these off-balance sheet instruments.

                             WASTE MANAGEMENT, INC.

     Environmental matters -- The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. Such costs may increase in the future as a result of legislation or regulation, however, the Company believes that in general it tends to benefit when environmental regulation increases, which may increase the demand for its services, and that it has the resources and experience to manage environmental risk.

     As part of its ongoing operations, the Company provides for estimated final closure and post-closure monitoring costs over the estimated operating life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate potential remedial liabilities at closed sites which it owns or operated or to which it transported, waste including 88 sites listed on the NPL as of December 31, 1998. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

     Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services industry, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the existence and ability of other potentially responsible third parties to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material.

     Litigation -- In November and December 1997, several alleged purchasers of WM Holdings securities (including but not limited to WM Holdings common stock), who allegedly bought their securities between 1996 and 1997, brought 14 purported class action lawsuits against WM Holdings and several of its former officers in the United States District Court for the Northern District of Illinois. Each of these lawsuits asserted that the defendants violated the federal securities laws by issuing allegedly false and misleading statements in 1996 and 1997 about WM Holdings' financial condition and results of operations. Among other things, the plaintiffs alleged that WM Holdings employed accounting practices that were improper and that caused its publicly filed financial statements to be materially false and misleading. The lawsuits demanded, among other relief, unspecified compensatory damages, pre- and post-judgement interest, attorneys' fees, and the costs of conducting the litigation. In January 1998, the 14 putative class actions were consolidated before one judge. On May 29, 1998, the plaintiffs filed a consolidated amended complaint against WM Holdings and four of its former officers. The consolidated amended complaint seeks recovery on behalf of a proposed class of all purchasers of WM Holdings securities between May 29, 1995, and October 30, 1997. The consolidated amended complaint alleges, among other things, that WM Holdings filed false and misleading financial statements beginning in 1991 and continuing through October 1997 and seeks recovery for alleged violations of the federal securities laws between May 1995 and October 1997. In December 1998, the Company announced an agreement to settle the consolidated action against all defendants and the establishment of a settlement fund of $220,000,000 for the class of open market purchasers of WM Holdings equity securities between November 3, 1994, and February 24, 1998. The settlement agreement with the plaintiffs is subject to various conditions, including preliminary approval by the Court, notice to the class and final approval by the Court after a hearing. There can be no assurances that the Court will find the settlement to be fair to the class or that, because members of the class may opt out of the lawsuit, WM Holdings will not be a party to additional lawsuits or claims brought by individuals.

     The Company is aware of another action arising out of the same set of facts alleging a cause of action under Illinois state law. Additionally, there are several other actions and claims arising out of the same set of

                             WASTE MANAGEMENT, INC.

facts, including one purported class action brought by business owners who received WM Holdings shares in the sales of their businesses to WM Holdings that alleges breach of contract causes of action on the basis of allegedly false representation and warranties. A purported derivative action has also been filed by an alleged former shareholder of WM Holdings against certain former officers and directors of WM Holdings and nominally against WM Holdings to recover damages caused to WM Holdings as a result of the matter described in this paragraph. It is not possible at this time to predict the impact this litigation may have on WM Holdings or the Company nor is it possible to predict whether any other suits or claims arising out of these matters may be brought in the future. However, it is reasonably possible that the outcome of any present or future litigation may have a material adverse impact on their respective financial condition or results of operations in one or more future periods. WM Holdings intends to defend itself vigorously in the litigation.

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

     On March 12, 1998, a stockholder of WM Holdings filed a purported class action suit in the Chancery Court of the State of Delaware in the New Castle County against WM Holdings and certain of its former directors. The complaint alleges, among other things, that (i) the Merger was the product of unfair dealing and the price paid to members of the purported class for their WM Holdings common stock was unfair and inadequate, (ii) the WM Holdings Merger will prevent members of the purported class from receiving their fair portion of the value of WM Holdings' assets and business and from obtaining the real value of their equity ownership of WM Holdings, (iii) defendants breached their fiduciary duties owed to the members of the purported class by putting their personal interests ahead of the interests of WM Holdings' public stockholders and (iv) the members of the class action will suffer irreparable damage unless the defendants are enjoined from breaching their fiduciary duties. The complaint seeks equitable relief that would rescind the WM Holdings Merger and monetary damages from the defendants for unlawfully gained profits and special benefits. The Company believes the suit to be without merit and intends to contest it vigorously.

     In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the foreign, federal, state and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

     From time to time, the Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company subsidiary's having owned, operated or transported waste to a disposal facility which is alleged to have contaminated the environment or, in certain cases, conducted environmental remediation activities at sites. Some of such lawsuits may seek to have the Company or its subsidiaries pay the costs of groundwater monitoring and health care examinations of allegedly affected persons for a substantial period of time even where no actual damage is

                             WASTE MANAGEMENT, INC.

proven. While the Company believes it has meritorious defenses to these lawsuits, their ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs' circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other factors. Accordingly, it is possible such matters could have a material adverse impact on the Company's consolidated financial statements.

     The Company has been advised by the U.S. Department of Justice that Laurel Ridge Landfill, Inc., a wholly-owned subsidiary of the Company as a result of the Company's acquisition of United, is a target of a federal investigation relating to alleged violations of the Clean Water Act at the Laurel Ridge Landfill in Kentucky. The investigation relates to a period prior to the Company's acquisition of United in August 1997. The Company is attempting to negotiate a resolution with the government which may include a guilty plea to a criminal misdemeanor, a fine and in-kind services. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

     In June 1996, an indictment was brought against All-Waste Systems, Inc. ("All-Waste"), an indirect subsidiary of the Company acquired in December 1998 in connection with the Eastern Merger, thirteen other corporations and seven individuals in the Southern District of New York. In September 1997 nineteen of the defendants entered guilty pleas and collectively agreed to pay $17,000,000 in restitution to the IRS and Westchester County, fines and civil forfeitures. All-Waste pled guilty to mail fraud, which arose out of an alleged bid-rigging scheme for the Town of New Windsor, paid an $85,000 fine and was sentenced to a five year probation period. The probation period was terminated upon the closing of the sale of All-Waste to Eastern in June 1998.

     In March 1999, the Company was notified that All-Waste and two other indirect subsidiaries acquired in the Eastern Merger as well as a current employee of the Company were suspended from future contracting with any agency in the executive branch of the U.S. Government pending proceedings. The suspension and potential debarment are based on the September 1997 conviction of All-Waste and activities that occurred prior to ownership of the entities by Eastern. The Company is attempting to remove the three entities from the suspension and proposed debarment list. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

     In February 1999, a San Bernardino County, California grand jury returned an amended felony indictment against the Company, certain of its subsidiaries and their current or former employees, and a County employee. The proceeding is based on events that allegedly occurred prior to the WM Holdings Merger in connection with a WM Holdings landfill development project. The indictment includes allegations that certain of the defendants engaged in conduct involving fraud, wiretapping, theft of a trade secret and manipulation of computer data, and that they engaged in a conspiracy to do so. If convicted, the most serious of the available sanctions against the corporate defendants would include substantial fines and forfeitures. The Company believes that meritorious defenses exist to each of the allegations, and the defendants are vigorously contesting them. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

     The Company has brought suit against a substantial number of insurance carriers in an action entitled Waste Management, Inc. et al. v. The Admiral Insurance Company, et al. pending in the Superior Court in Hudson County, New Jersey. In this action the Company is seeking a declaratory judgment that environmental liabilities asserted against the Company or its subsidiaries, or that may be asserted in the future, are covered by insurance policies purchased by the Company or its subsidiaries. The Company is also seeking to recover defense costs and other damages incurred as a result of the assertion of environmental liabilities against the Company or its subsidiaries for events occurring over at least the last 25 years at approximately 140 sites and the defendant insurance carriers' denial of coverage of such liabilities. While the

                             WASTE MANAGEMENT, INC.

Company has reached settlements with some of the carriers, the remaining defendants have denied liability to the Company and have asserted various defenses, including that environmental liabilities of the type for which the Company is seeking relief are not risks covered by the insurance policies in question. The remaining defendants are contesting these claims vigorously. Discovery is nearly complete as to the 12 sites in the first phase of the case and discovery is expected to continue for several years as to the remaining sites. Currently, trial dates have not been set. The Company is unable at this time to predict the outcome of this proceeding. No amounts have been recognized in the Company's consolidated financial statements for potential recoveries. See
Note 6.

     Several purported class action lawsuits and one purported derivative lawsuit seeking injunctive relief and unspecified money damages were filed in the Chancery Court in and for New Castle County, Delaware against the Company, WTI, and individual directors of WTI in connection with the June 20, 1997, proposal by WM Holdings to acquire all of the shares of WTI common stock which WM Holdings did not own. WM Holdings subsequently consummated a merger in which WTI's stockholders received $16.50 in cash per share of WTI's common stock. The lawsuits, which have since been consolidated into a single action, allege, among other things, that the defendants breached fiduciary duties to WTI's minority stockholders because the merger consideration contemplated by the proposal was inadequate and unfair. The Company believes that the defendants' actions in connection with the proposal were in accordance with Delaware law and, on that basis, has agreed to a settlement providing for the dismissal of all of the lawsuits against all defendants. The settlement agreement with the plaintiffs is subject to various conditions, including notice to the putative class and approval by the Court after a hearing.

     The Company and certain of its subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of their business. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, the Company believes that these matters will not have a material adverse effect on its consolidated financial statements.

     Tax Matters -- During the first quarter of 1995, WMI Sellbergs AB, a Swedish subsidiary, received an assessment from the Swedish Tax Authority of approximately 417,000,000 Krona (approximately $52,000,000) plus interest from the date of the assessment, relating to a transaction completed in 1990. On November 4, 1998, the County Court of the County of Stockholm ruled in favor of WMI Sellbergs AB. However, the Swedish Tax Authority has appealed that decision. The Company believes that all appropriate tax returns and disclosures were properly filed at the time of the transaction and intends to vigorously contest the appeal.

     Insurance -- The Company carries a broad range of insurance coverages, which management considers prudent for the protection of the Company's assets and operations. Some of these coverages are subject to varying retentions of risk by the Company. The casualty policies provide for $2,000,000 per occurrence coverage for primary commercial general liability and $1,000,000 per accident coverage primary automobile liability (including coverage for pollution exposure arising out of trucking operations) supported by $400,000,000 in umbrella insurance protection. The property policy provides insurance coverage for all of the Company's real and personal property on a replacement cost basis, including California earthquake perils. The Company also carries $200,000,000 in aircraft liability protection.

     The Company maintains workers' compensation insurance in accordance with laws of the various states and countries in which it has employees. The Company also currently has an environmental impairment liability ("EIL") insurance policy for certain of its landfills, transfer stations, and recycling facilities that provides coverage for property damages and/or bodily injuries to third parties caused by off-site pollution emanating from such landfills, transfer stations, or recycling facilities. At December 31, 1998, this policy provides $10,000,000 of coverage per loss with a $20,000,000 aggregate limit.

                             WASTE MANAGEMENT, INC.

     Through the date of the WM Holdings Merger, certain of WM Holdings' auto, general liability, environmental impairment liability, and workers' compensation risks were self-insured up to $5,000,000 per accident. For such programs, a provision was made in each accounting period for estimated losses, including losses incurred but not reported, and the related reserves are adjusted as additional claim information becomes available. Claim reserves are discounted at 5.5% and 6% at December 31, 1998 and 1997, respectively. The self-insurance reserve included in the accompanying consolidated balance sheets is $277,400,000 and $226,700,000 at December 31, 1998 and 1997, respectively.

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

18. ASSETS AND OPERATIONS HELD FOR SALE

  Assets Held for Sale

     The Company is disposing of certain assets to comply with governmental orders related to the WM Holdings Merger and Eastern Merger and certain other assets as a result of implementing the business strategy related to the WM Holdings Merger. These businesses' results of operations are fully included in revenues and expenses in the accompanying statements of operations, and generated third party operating revenues of approximately $372,596,000 and earnings before interest and taxes of approximately $20,600,000 in 1998. In addition, as a result of the WM Holdings Merger, various real estate became duplicative and surplus, and will be sold. As discussed in Notes 3 and 14, the Company has recorded charges to write down these assets to fair value, less costs to sell. These charges are based on estimates and certain contingencies that could materially differ from actual results and resolution of any such contingencies.

  Operations Held for Sale

     In the fourth quarter of 1995, the Company approved a plan to sell or otherwise discontinue the process engineering, construction, specialty contracting and similar lines of business of Rust International, Inc. ("Rust"), a subsidiary owned 60% by WM Holdings and 40% by WTI. At December 31, 1996, management also classified as discontinued and planned to sell Rust's domestic environmental and infrastructure engineering and consulting business and Chemical Waste Management, Inc.'s ("CWM") high organic waste fuel blending services business. Also, WTI classified certain of its water process systems and equipment manufacturing businesses (sold in 1996) and its water and wastewater facility operations and privatization business (sold in 1997) as discontinued businesses in 1996. Operating revenues from the discontinued business were $84,800,000 in 1997, and $734,500,000 in 1996. Results of their operations in 1997 were included in the reserve for loss on disposition provided previously, and such results were not material.

     In 1997, management reclassified the CWM business back into continuing operations, and classified certain of its sites as operations held for sale. The Rust dispositions were not completed within one year, and accordingly, this business was reclassified back into continuing operations held for sale, at December 31, 1997, though management continued its efforts to market these businesses. Because these business were reclassified to continuing operations, the remaining provision for loss on disposal ($95,000,000 after tax -- $87,000,000 related to Rust and $8,000,000 related to CWM) was reversed in discontinued operations and an impairment loss for Rust of $122,200,000 was recorded in continuing operations in the fourth quarter of 1997. Prior year financial statements were restated. The majority of these assets were sold during the second and third quarters of 1998, respectively, for amounts approximately equal to their recorded net book values. Information

                             WASTE MANAGEMENT, INC.

regarding the businesses presented in the consolidated statement of operations as net assets of continuing operations held for sale is as follows (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                 1998       1997       1996
                                               --------   --------   --------
Operating revenues...........................  $238,108   $350,400   $361,500
Income (loss) before tax after minority
  interest...................................      (151)    (9,930)       315
Net income (loss)............................      (376)    (6,700)       100

     The remaining assets and liabilities of these businesses were not material at December 31, 1998. At December 31, 1997, related amounts are included in net assets of continuing operations held for sale (long-term) in the accompanying consolidated balance sheets, and consists of the following (including 73,300,000 of surplus real estate) (in thousands):

Current assets..........................................   $ 118,600
Land, property and equipment and other noncurrent
  assets................................................     238,000
Current liabilities.....................................     (41,000)
Noncurrent liabilities..................................    (161,216)
                                                           ---------
Net assets of continuing operations held for sale.......   $ 154,384
                                                           =========

19. SELECTED QUARTERLY FINANCIAL DATA, UNAUDITED

     The following table summarizes the unaudited consolidated quarterly results of operations for 1998 and 1997 (in thousands, except per share amounts):

                                         FIRST        SECOND       THIRD        FOURTH
                                        QUARTER      QUARTER      QUARTER      QUARTER
                                       ----------   ----------   ----------   ----------
1998
  Operating revenues.................  $2,969,433   $3,250,731   $3,244,201   $3,239,104
  Operating income(loss).............     452,248      569,247   (1,545,744)     363,860
  Income (loss) from continuing
     operations......................     181,416      246,770   (1,258,473)      63,485
  Net income (loss)..................     181,416      242,870   (1,258,473)      63,485
  Earnings (loss) from continuing
     operations per common share:
     Basic...........................        0.32         0.43        (2.11)        0.11
     Diluted.........................        0.31         0.42        (2.11)        0.10
  Earnings (loss) per common share:
     Basic...........................        0.32         0.42        (2.11)        0.11
     Diluted.........................        0.31         0.41        (2.11)        0.10
1997
  Operating revenues.................  $2,699,541   $3,031,015   $3,154,383   $3,087,559
  Operating income(loss).............     337,229      471,707      284,836   (1,327,681)
  Income (loss) from continuing
     operations......................     170,419      137,117       56,511   (1,389,885)
  Net income (loss)..................     171,066      144,678       50,422   (1,305,061)
  Earnings (loss) from continuing
     operations per common share:
     Basic...........................        0.31         0.25         0.10        (2.50)
     Diluted.........................        0.30         0.24         0.10        (2.50)
  Earnings (loss) per common share:
     Basic...........................        0.31         0.26         0.09        (2.34)
     Diluted.........................        0.30         0.25         0.09        (2.34)

                             WASTE MANAGEMENT, INC.

     Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

     Amounts presented above are restated for certain pooling of interests transactions as discussed in Note 3, and are different from amounts originally reported. The results of operations for 1998 and 1997 include certain charges for merger costs, asset impairments and unusual items, as disclosed in Notes 3 and 14. In 1998, such charges were $7,602,000, $7,361,000, $2,231,116,000, and
$425,229,000 in the first, second, third, and fourth quarters, respectively. Such items charged to expense in the first, second, third and fourth quarters of 1997 were $27,660,000, $52,922,000, $158,113,000 and $1,645,198,000,
respectively.

20. SUBSEQUENT EVENTS

  Financing Transactions

     In March 1999 the Company called its 5% convertible subordinated debentures (due March 1, 2006). These debentures were subsequently converted into shares of the Company's stock by the debentures holders. If the subordinated debenture conversion occurred on January 1, 1998, diluted earnings per share would have been increased by $0.01 for 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "1999 Proxy Statement"), and is incorporated herein by reference. Information concerning the executive officers of the Company is set forth above under "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is set forth under the caption "Election of Directors -- Executive Compensation" in the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is set forth under the caption "Election of Directors -- Beneficial Ownership of Waste Management Common Stock" in the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is set forth under the caption "Election of Directors -- Certain Relationships and Related Transactions" in the 1999 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K.

  (a)(1) Consolidated Financial Statements:

     Report of Independent Public Accountants

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

     Consolidated Statements of Comprehensive Income

     Notes to Consolidated Financial Statements

  (a)(2) Consolidated Financial Statement Schedules:

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(a)(3) Exhibits:

        EXHIBIT
          NO.*                                   DESCRIPTION
        -------                                  -----------
           2.1           -- Agreement and Plan of Merger, dated as of June 22, 1996, by and among the Registrant, Quatro Acquisition Corp. and
                            Sanifill, Inc. [Incorporated by reference to Annex A in
                            the Registrant's Registration Statement on Form S-4, File
                            No. 333-08161].
           2.2           -- Amendment No. 1, dated as of July 18, 1996, to Agreement and Plan of Merger, by and among the Registrant, Quatro
                            Acquisition Corp. and Sanifill, Inc. [Incorporated by
                            reference to Annex A in the Registrant's Registration
                            Statement on Form S-4, File No. 333-08161].
           2.3           -- Agreement and Plan of Merger, dated as of April 13, 1997, by and among the Registrant, Riviera Acquisition
                            Corporation and United Waste Systems, Inc. [Incorporated
                            by reference to Appendix A in the Registrant's
                            Registration Statement on Form S-4, File No. 333-31979].
           2.4           -- Agreement and Plan of Merger, dated March 10, 1998, by
                            and among the Registrant, Dome Merger Subsidiary, Inc.
                            and Waste Management, Inc. [Incorporated by reference to
                            Exhibit 99.1 of the Registrant's Current Report on Form
                            8-K dated March 10, 1998].
           2.5           -- Agreement and Plan of Merger, dated as of February 16,
                            1998, by and among the Registrant, C&S Ohio Corp. and
                            American Waste Services, Inc. [Incorporated by reference
                            to Exhibit 10.70 to American Waste Services' Current
                            Report on Form 8-K, dated February 6, 1998].
           2.6           -- Agreement and Plan of Merger, dated as of August 16,
                            1998, by and among the Registrant, Ocho Acquisition
                            Corporation and Eastern Environmental Services, Inc.
                            [Incorporated by reference to Annex A in the Registrant's
                            Registration Statement on Form S-4, File No 333-64239].

        EXHIBIT
          NO.*                                   DESCRIPTION
        -------                                  -----------
           2.7           -- Scheme of Arrangement between Waste Management
                            International plc and the Holders of the Scheme Shares
                            dated September 7, 1998 [Incorporated by reference to the
                            Registrant's Schedule 13E-3 Transaction Statement dated
                            September 7, 1998]
           2.8           -- Agreement and Plan of Merger by and among the Registrant,
                            TransAmerican Acquisition Corp., and TransAmerican Waste
                            Industries, Inc. dated January 1998 [Incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4, File No. 333-49253]
           2.9           -- Agreement and Plan of Merger by and among Waste
                            Management, Inc., WMI Merger Sub, Inc. and Wheelabrator
                            Technologies Inc. dated December 8, 1997 [Incorporated by
                            reference to Exhibit A of WTI's Proxy Statement on
                            Schedule 14A filed on March 3, 1998]
           3.1           -- Restated Certificate of Incorporation, as amended
                            [Incorporated by reference to Exhibit 3.2 of the
                            Registrant's current Report on Form 8-K dated July 16,
                            1998].
           3.2           -- Bylaws [Incorporated by reference to Exhibit 3.2 to the
                            Post-Effective Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-4, File No. 33-60103].
           4.1           -- Specimen Stock Certificate.
           4.2           -- Indenture for Subordinated Debt Securities dated February
                            1, 1997, among the Registrant and Texas Commerce Bank
                            National Association, as trustee [Incorporated by
                            reference to Exhibit 4.1 of the Registrant's Current
                            Report on Form 8-K dated February 7, 1997].
           4.3           -- Supplemental Indenture, dated as of August 26, 1997,
                            among the Registrant, United Waste Systems, Inc. and
                            Bankers Trust Company relating to United Waste Systems,
                            Inc.'s 4 1/2% Convertible Subordinated Notes due June 1,
                            2001 [Incorporated by reference to Exhibit 10.2 of the
                            Registrant's Current Report on Form 8-K dated August 26,
                            1997].
           4.4           -- Indenture for Senior Debt Securities dated September 10,
                            1997, among the Registrant and Texas Commerce Bank
                            National Association, as trustee [Incorporated by
                            reference to Exhibit 4.1 of the Registrant's Current
                            Report on Form 8-K dated September 10, 1997].
          10.1           -- 1990 Stock Option Plan [Incorporated by reference to
                            Exhibit 10.1 of the Registrant's Annual report on Form
                            10-K for the year ended December 31, 1990].
          10.2           -- Conformed copy of 1993 Stock Incentive Plan, as amended and restated.
          10.3           -- Conformed copy of 1996 Stock Option Plan for Non-Employee
                            Directors, as amended.
          10.4           -- Envirofil, Inc. 1993 Stock Incentive Plan [Incorporated
                            by reference to Exhibit 4.1 of the Registrant's
                            Registration Statement on Form S-8, File No. 33-84990].
          10.5           -- Western Waste Industries Amended and Restated 1983
                            Incentive Stock Option Plan [Incorporated by reference to
                            Exhibit 99.1 of the Registrant's Registration Statement
                            on Form S-8, File No. 333-02181].
          10.6           -- Western Waste Industries 1983 Non-Qualified Stock Option
                            Plan [Incorporated by reference to Exhibit 99.2 of the
                            Registrant's Registration Statement on Form S-8, File No.
                            333-02181].
          10.7           -- Western Waste Industries 1992 Option Plan [Incorporated
                            by reference to Exhibit 99.3 of the Registrant's
                            Registration Statement on Form S-8, File No. 333-02181].

        EXHIBIT
          NO.*                                   DESCRIPTION
        -------                                  -----------
          10.8           -- Sanifill, Inc. 1994 Long-Term Incentive Plan
                            [Incorporated by reference to Exhibit 99.1 of the
                            Registrant's Registration Statement on Form S-8, File No.
                            333-08161].
          10.9           -- Sanifill, Inc. 1989 Stock Option Plan [Incorporated by
                            reference to Exhibit 99.2 of the Registrant's
                            Registration Statement on Form S-8, File No. 333-08161].
          10.10          -- Waste Management, Inc. 1997 Equity Incentive Plan
                            [Incorporated by reference to Exhibit A to Waste
                            Management Holdings' Proxy Statement for its 1997 Annual
                            Meeting of Shareholders].
          10.11          -- WMX Technologies, Inc. 1996 Replacement Stock Option Plan
                            [Incorporated by reference to Exhibit 4.13 to Waste
                            Management Holdings' Registration Statement on Form S-8,
                            File No. 333-01325].
          10.12          -- WMX Technologies, Inc. 1992 Stock Option Plan
                            [Incorporated by reference to Exhibit 10.31 to Waste
                            Management Holdings' Registration Statement on Form S-1,
                            File No. 33-44849].
          10.13          -- WMX Technologies, Inc. 1992 Stock Option Plan for
                            Non-Employee Directors [Incorporated by reference to
                            Exhibit 10.23 to Waste Management Holdings' 1996 Annual
                            Report on Form 10-K].
          10.14          -- Waste Management, Inc. 1982 Stock Option Plan, as amended to March 11, 1988 [Incorporated by reference to Exhibit
                            10.3 to Waste Management Holdings' 1988 Annual Report on
                            Form 10-K].
          10.15          -- Wheelabrator Technologies Inc. 1992 Stock Option Plan
                            [Incorporated by reference to Exhibit 10.45 to the 1991
                            Annual Report on Form 10-K of Wheelabrator Technologies
                            Inc.].
          10.16          -- Wheelabrator Technologies Inc. 1988 Stock Plan for
                            Executive Employees of WTI and its Subsidiaries
                            [Incorporated by reference to Exhibit 28.1 to Amendment
                            No. 1 to the Registration Statement of Wheelabrator
                            Technologies Inc. on Form S-8, File No. 33-31523].
          10.17          -- Chemical Waste Management, Inc. 1992 Stock Option Plan
                            [Incorporated by reference to Exhibit 10.19 to the 1991
                            Annual Report on Form 10-K of Chemical Waste Management,
                            Inc.].
          10.18          -- 1991 Stock Option Plan for Non-Employee Directors of
                            Wheelabrator Technologies, Inc. [Incorporated by
                            reference to Exhibit 19.04 WTI's Quarterly Report for the
                            quarterly period ended June 30, 1991].
          10.19          -- Amendments dated as of September 7, 1990 to the WTI 1988
                            Stock Plan [Incorporated by reference to Exhibit 19.02 to
                            the 1990 Annual Report on Form 10-K of Wheelabrator
                            Technologies Inc.].
          10.20          -- Amendment dated as of November 1, 1990 to the WTI 1988
                            Stock Plan [Incorporated by reference to Exhibit 19.04 to
                            the 1990 Annual Report on Form 10-K of Wheelabrator
                            Technologies Inc.].
          10.21          -- Amendment dated as of November 1, 1990 to the WTI 1986
                            Stock Plan [Incorporated by reference to Exhibit 19.03 to
                            the 1990 Annual Report on Form 10-K of Wheelabrator
                            Technologies Inc.].
          10.22          -- Amendment dated as of December 6, 1991 to the WTI 1986
                            Stock Plan [Incorporated by reference to Exhibit 19.01 to
                            the 1991 Annual Report on Form 10-K of Wheelabrator
                            Technologies Inc.].

        EXHIBIT
          NO.*                                   DESCRIPTION
        -------                                  -----------
          10.23          -- Amendment dated as of December 6, 1991 to the WTI 1988
                            Stock Plan [Incorporated by reference to Exhibit 19.02 to
                            the 1991 Annual Report on Form 10-K of Wheelabrator
                            Technologies Inc.].
          10.24          -- 1997 Employee Stock Purchase Plan [Incorporated by
                            reference to Exhibit 10.10 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1997].
          10.25          -- 401(k) Restoration Plan [Incorporated by reference to
                            Exhibit 10.11 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1997].
          10.26          -- TransAmerican Waste Industries, Inc. Amended and Restated
                            1990 Stock Incentive Plan [Incorporated by reference to
                            Exhibit 99.1 of the Registrant's Registration Statement
                            on Form S-8, File No. 333-51975].
          10.27          -- TransAmerican Waste Industries, Inc. 1997 Non-Employee
                            Director Stock Option Plan [Incorporated by reference to
                            Exhibit 99.2 of the Registrant's Registration Statement
                            on Form S-8, File No. 333-51975].
          10.28          -- Eastern Environmental Services, Inc. 1997 Stock Option
                            Plan [Incorporated by reference to Exhibit 4.1 to the
                            Registrant's Registration Statement on Form S-8, File No.
                            333-70055].
          10.29          -- Eastern Environmental Services, Inc. Amended and Restated
                            1996 Stock Option Plan [Incorporated by reference to
                            Exhibit 4.2 to the Registrant's Registration Statement on
                            Form S-8, File No. 333-70055].
          10.30          -- Eastern Environmental Services, Inc. 1991 Stock Option
                            Plan [Incorporated by reference to Exhibit 4.3 to the
                            Registrant's Registration Statement on Form S-8, File No.
                            333-70055].
          10.31          -- Form of Employment Agreement by and between the
                            Registrant and its Executive Officers.
          10.32          -- Second Amended and Restated Revolving Credit Agreement,
                            dated as of July 16, 1998 among the Registrant, Bank of
                            America National Trust and Savings Association, Morgan
                            Guaranty Trust Company of New York and other financial
                            institutions [Incorporated by reference to Exhibit 10.3
                            of the Registrant's Quarterly Report on Form 10-Q/A for
                            the quarterly period ended June 30, 1998].
          10.33          -- Loan Agreement dated as of July 16, 1998, among the
                            Registrant, Bank of America National Trust and Savings
                            Association, Chase Bank of Texas, N.A., Deutsche Bank AG,
                            New York Branch, Morgan Guaranty Trust Company of New
                            York and other financial institutions [Incorporated by
                            reference to Exhibit 10.4 of the Registrant's Quarterly
                            Report on Form 10-Q/A for the quarterly period ended June
                            30, 1998].
          12.1           -- Computation of Ratio of Earnings to Fixed Charges.
          21.1           -- Subsidiaries of the Registrant.
          23.1           -- Consent of Arthur Andersen LLP.
          23.2           -- Consent of PricewaterhouseCoopers LLP.
          27             -- Financial Data Schedule.
          27.1           -- Restated Financial Data Schedule.
          27.2           -- Restated Financial Data Schedule.
          27.3           -- Restated Financial Data Schedule.

---------------

* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the Registrant's file number under that Act is 1-12154. Waste Management Holdings' file number under the Exchange Act is 1-7327, Chemical Waste Management, Inc.'s file number is 1-9253 and Wheelabrator Technologies Inc.'s file number is 0-14246.

  (b) Reports on Form 8-K:

     During the last quarter of the period covered by this report, the Company filed a Current Report on Form 8-K dated October 8, 1998 to report the Company's public announcement reaffirming its earnings outlook for the second half of 1998 and for 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WASTE MANAGEMENT, INC.

                                            By:      /s/ JOHN E. DRURY
                                              ----------------------------------
                                                        John E. Drury,
                                                   Chief Executive Officer

Date: March 30, 1999

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----
                  /s/ JOHN E. DRURY                    Chief Executive Officer and           March 30, 1999
-----------------------------------------------------    Director (Principal Executive
                    John E. Drury                        Officer)

                 /s/ RODNEY R. PROTO                   President, Chief Operating Officer    March 30, 1999
-----------------------------------------------------    and Director
                   Rodney R. Proto

                /s/ EARL E. DEFRATES                   Executive Vice President and Chief    March 30, 1999
-----------------------------------------------------    Financial Officer (Principal
                  Earl E. DeFrates                       Financial Officer)

                 /s/ BRUCE E. SNYDER                   Vice President and Chief              March 30, 1999
-----------------------------------------------------    Accounting Officer (Principal
                   Bruce E. Snyder                       Accounting Officer)

                /s/ H. JESSE ARNELLE                   Director                              March 30, 1999
-----------------------------------------------------
                  H. Jesse Arnelle

            /s/ PASTORA SAN JUAN CAFFERTY              Director                              March 30, 1999
-----------------------------------------------------
              Pastora San Juan Cafferty

                  /s/ RALPH F. COX                     Director                              March 30, 1999
-----------------------------------------------------
                    Ralph F. Cox

               /s/ RICHARD J. HECKMANN                 Director                              March 30, 1999
-----------------------------------------------------
                 Richard J. Heckmann

                /s/ RODERICK M. HILLS                  Director                              March 30, 1999
-----------------------------------------------------
                  Roderick M. Hills

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----
                /s/ RICHARD D. KINDER                  Director                              March 30, 1999
-----------------------------------------------------
                  Richard D. Kinder

                /s/ ROBERT S. MILLER                   Non-Executive Chairman of the         March 30, 1999
-----------------------------------------------------    Board and Director
                  Robert S. Miller

                /s/ PAUL M. MONTRONE                   Director                              March 30, 1999
-----------------------------------------------------
                  Paul M. Montrone

                  /s/ JOHN C. POPE                     Director                              March 30, 1999
-----------------------------------------------------
                    John C. Pope

               /s/ STEVEN G. ROTHMEIER                 Director                              March 30, 1999
-----------------------------------------------------
                 Steven G. Rothmeier

               /s/ RALPH V. WHITWORTH                  Director                              March 30, 1999
-----------------------------------------------------
                 Ralph V. Whitworth

                 /s/ JEROME B. YORK                    Director                              March 30, 1999
-----------------------------------------------------
                   Jerome B. York

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited in accordance with generally accepted auditing standards, the financial statements of Waste Management, Inc. and Subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated February 25, 1999, in which we expressed an unqualified opinion based upon our audits and the report of other auditors. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Houston, Texas
February 25, 1999

                             WASTE MANAGEMENT, INC.

                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                 (IN THOUSANDS)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                             ACCOUNTS                 EFFECT OF
                                                     BALANCE    CHARGED    WRITTEN OFF/                FOREIGN     BALANCE
                                                    BEGINNING      TO         USE OF                  CURRENCY      END OF
                                                     OF YEAR     INCOME      RESERVE      OTHER(A)   TRANSLATION     YEAR
                                                    ---------   --------   ------------   --------   -----------   --------
1996 -- Reserve for doubtful accounts(B)(C).......  $ 84,615    $ 60,505    $ (74,507)     $6,294      $  (245)    $ 76,662
1997 -- Reserve for doubtful accounts(B)(C).......    76,662      69,592      (56,586)      7,336       (2,605       94,399
1998 -- Reserve for doubtful accounts(B)(C).......    94,399      70,727      (51,657)      4,164        1,284      118,917
1996 -- Merger and restructuring accruals(D)......    28,936     106,600      (65,693)         --           --       69,843
1997 -- Merger and restructuring accruals(D)......    69,843     160,528     (109,039)         --           --      121,332
1998 -- Merger and restructuring accruals(D)......   121,332     675,200     (536,401)         --        1,106      261,237

---------------

(A) Reserves for doubtful accounts of business combinations accounted for as purchases.

(B)  Includes reserves for doubtful long-term notes receivable.

(C)  Excludes discontinued operations.

(D) Accruals are included in accrued liabilities and other liabilities. These accruals represent transaction or deal costs, employee severance, separation and transitional costs and restructuring charges.

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.*                                   DESCRIPTION
        -------                                  -----------
           2.1           -- Agreement and Plan of Merger, dated as of June 22, 1996, by and among the Registrant, Quatro Acquisition Corp. and
                            Sanifill, Inc. [Incorporated by reference to Annex A in
                            the Registrant's Registration Statement on Form S-4, File
                            No. 333-08161].
           2.2           -- Amendment No. 1, dated as of July 18, 1996, to Agreement and Plan of Merger, by and among the Registrant, Quatro
                            Acquisition Corp. and Sanifill, Inc. [Incorporated by
                            reference to Annex A in the Registrant's Registration
                            Statement on Form S-4, File No. 333-08161].
           2.3           -- Agreement and Plan of Merger, dated as of April 13, 1997, by and among the Registrant, Riviera Acquisition
                            Corporation and United Waste Systems, Inc. [Incorporated
                            by reference to Appendix A in the Registrant's
                            Registration Statement on Form S-4, File No. 333-31979].
           2.4           -- Agreement and Plan of Merger, dated March 10, 1998, by
                            and among the Registrant, Dome Merger Subsidiary, Inc.
                            and Waste Management, Inc. [Incorporated by reference to
                            Exhibit 99.1 of the Registrant's Current Report on Form
                            8-K dated March 10, 1998].
           2.5           -- Agreement and Plan of Merger, dated as of February 16,
                            1998, by and among the Registrant, C&S Ohio Corp. and
                            American Waste Services, Inc. [Incorporated by reference
                            to Exhibit 10.70 to American Waste Services' Current
                            Report on Form 8-K, dated February 6, 1998].
           2.6           -- Agreement and Plan of Merger, dated as of August 16,
                            1998, by and among the Registrant, Ocho Acquisition
                            Corporation and Eastern Environmental Services, Inc.
                            [Incorporated by reference to Annex A in the Registrant's
                            Registration Statement on Form S-4, File No 333-64239].
           2.7           -- Scheme of Arrangement between Waste Management
                            International plc and the Holders of the Scheme Shares
                            dated September 7, 1998 [Incorporated by reference to the
                            Registrant's Schedule 13E-3 Transaction Statement dated
                            September 7, 1998]
           2.8           -- Agreement and Plan of Merger by and among the Registrant,
                            TransAmerican Acquisition Corp., and TransAmerican Waste
                            Industries, Inc. dated January 1998 [Incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-4, File No. 333-49253]
           2.9           -- Agreement and Plan of Merger by and among Waste
                            Management, Inc., WMI Merger Sub, Inc. and Wheelabrator
                            Technologies Inc. dated December 8, 1997 [Incorporated by
                            reference to Exhibit A of WTI's Proxy Statement on
                            Schedule 14A filed on March 3, 1998]
           3.1           -- Restated Certificate of Incorporation, as amended
                            [Incorporated by reference to Exhibit 3.2 of the
                            Registrant's current Report on Form 8-K dated July 16,
                            1998].
           3.2           -- Bylaws [Incorporated by reference to Exhibit 3.2 to the
                            Post-Effective Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-4, File No. 33-60103].
           4.1           -- Specimen Stock Certificate.
           4.2           -- Indenture for Subordinated Debt Securities dated February
                            1, 1997, among the Registrant and Texas Commerce Bank
                            National Association, as trustee [Incorporated by
                            reference to Exhibit 4.1 of the Registrant's Current
                            Report on Form 8-K dated February 7, 1997].

        EXHIBIT
          NO.*                                   DESCRIPTION
        -------                                  -----------
           4.3           -- Supplemental Indenture, dated as of August 26, 1997,
                            among the Registrant, United Waste Systems, Inc. and
                            Bankers Trust Company relating to United Waste Systems,
                            Inc.'s 4 1/2% Convertible Subordinated Notes due June 1,
                            2001 [Incorporated by reference to Exhibit 10.2 of the
                            Registrant's Current Report on Form 8-K dated August 26,
                            1997].
           4.4           -- Indenture for Senior Debt Securities dated September 10,
                            1997, among the Registrant and Texas Commerce Bank
                            National Association, as trustee [Incorporated by
                            reference to Exhibit 4.1 of the Registrant's Current
                            Report on Form 8-K dated September 10, 1997].
          10.1           -- 1990 Stock Option Plan [Incorporated by reference to
                            Exhibit 10.1 of the Registrant's Annual report on Form
                            10-K for the year ended December 31, 1990].
          10.2           -- Conformed copy of 1993 Stock Incentive Plan, as amended and restated.
          10.3           -- Conformed copy of 1996 Stock Option Plan for Non-Employee
                            Directors, as amended.
          10.4           -- Envirofil, Inc. 1993 Stock Incentive Plan [Incorporated
                            by reference to Exhibit 4.1 of the Registrant's
                            Registration Statement on form S-8, File No. 33-84990.
          10.5           -- Western Waste Industries Amended and Restated 1983
                            Incentive Stock Option Plan [Incorporated by reference to
                            Exhibit 99.1 of the Registrant's Registration Statement
                            on Form S-8, File No. 333-02181].
          10.6           -- Western Waste Industries 1983 Non-Qualified Stock Option
                            Plan [Incorporated by reference to Exhibit 99.2 of the
                            Registrant's Registration Statement on Form S-8, File No.
                            333-02181].
          10.7           -- Western Waste Industries 1992 Option Plan [Incorporated
                            by reference to Exhibit 99.3 of the Registrant's
                            Registration Statement on Form S-8, File No. 333-02181].
          10.8           -- Sanifill, Inc. 1994 Long-Term Incentive Plan
                            [Incorporated by reference to Exhibit 99.1 of the
                            Registrant's Registration Statement on Form S-8, File No.
                            333-08161].
          10.9           -- Sanifill, Inc. 1989 Stock Option Plan [Incorporated by
                            reference to Exhibit 99.2 of the Registrant's
                            Registration Statement on Form S-8, File No. 333-08161].
          10.10          -- Waste Management, Inc. 1997 Equity Incentive Plan
                            [Incorporated by reference to Exhibit A to Waste
                            Management Holdings' Proxy Statement for its 1997 Annual
                            Meeting of Shareholders].
          10.11          -- WMX Technologies, Inc. 1996 Replacement Stock Option Plan
                            [Incorporated by reference to Exhibit 4.13 to Waste
                            Management Holdings' Registration Statement on Form S-8,
                            File No. 333-01325].
          10.12          -- WMX Technologies, Inc. 1992 Stock Option Plan
                            [Incorporated by reference to Exhibit 10.31 to Waste
                            Management Holdings' Registration Statement on Form S-1,
                            File No. 33-44849].
          10.13          -- WMX Technologies, Inc. 1992 Stock Option Plan for
                            Non-Employee Directors [Incorporated by reference to
                            Exhibit 10.23 to Waste Management Holdings' 1996 Annual
                            Report on Form 10-K].
          10.14          -- Waste Management, Inc. 1982 Stock Option Plan, as amended to March 11, 1988 [Incorporated by reference to Exhibit
                            10.3 to Waste Management Holdings' 1988 Annual Report on
                            Form 10-K].

        EXHIBIT
          NO.*                                   DESCRIPTION
        -------                                  -----------
          10.15          -- Wheelabrator Technologies Inc. 1992 Stock Option Plan
                            [Incorporated by reference to Exhibit 10.45 to the 1991
                            Annual Report on Form 10-K of Wheelabrator Technologies
                            Inc.].
          10.16          -- Wheelabrator Technologies Inc. 1988 Stock Plan for
                            Executive Employees of WTI and its Subsidiaries
                            [Incorporated by reference to Exhibit 28.1 to Amendment
                            No. 1 to the Registration Statement of Wheelabrator
                            Technologies Inc. on Form S-8, File No. 33-31523].
          10.17          -- Chemical Waste Management, Inc. 1992 Stock Option Plan
                            [Incorporated by reference to Exhibit 10.19 to the 1991
                            Annual Report on Form 10-K of Chemical Waste Management,
                            Inc.].
          10.18          -- 1991 Stock Option Plan for Non-Employee Directors of
                            Wheelabrator Technologies, Inc. [Incorporated by
                            reference to Exhibit 19.04 WTI's Quarterly Report for the
                            quarterly period ended June 30, 1991].
          10.19          -- Amendments dated as of September 7, 1990 to the WTI 1988
                            Stock Plan [Incorporated by reference to Exhibit 19.02 to
                            the 1990 Annual Report on Form 10-K of Wheelabrator
                            Technologies Inc.].
          10.20          -- Amendment dated as of November 1, 1990 to the WTI 1988
                            Stock Plan [Incorporated by reference to Exhibit 19.04 to
                            the 1990 Annual Report on Form 10-K of Wheelabrator
                            Technologies Inc.].
          10.21          -- Amendment dated as of November 1, 1990 to the WTI 1986
                            Stock Plan [Incorporated by reference to Exhibit 19.03 to
                            the 1990 Annual Report on Form 10-K of Wheelabrator
                            Technologies Inc.].
          10.22          -- Amendment dated as of December 6, 1991 to the WTI 1986
                            Stock Plan [Incorporated by reference to Exhibit 19.01 to
                            the 1991 Annual Report on Form 10-K of Wheelabrator
                            Technologies Inc.].
          10.23          -- Amendment dated as of December 6, 1991 to the WTI 1988
                            Stock Plan [Incorporated by reference to Exhibit 19.02 to
                            the 1991 Annual Report on Form 10-K of Wheelabrator
                            Technologies Inc.].
          10.24          -- 1997 Employee Stock Purchase Plan [Incorporated by
                            reference to Exhibit 10.10 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1997].
          10.25          -- 401(k) Restoration Plan [Incorporated by reference to
                            Exhibit 10.11 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1997].
          10.26          -- TransAmerican Waste Industries, Inc. Amended and Restated
                            1990 Stock Incentive Plan [Incorporated by reference to
                            Exhibit 99.1 of the Registrant's Registration Statement
                            on Form S-8, File No. 333-51975].
          10.27          -- TransAmerican Waste Industries, Inc. 1997 Non-Employee
                            Director Stock Option Plan [Incorporated by reference to
                            Exhibit 99.2 of the Registrant's Registration Statement
                            on Form S-8, File No. 333-51975].
          10.28          -- Eastern Environmental Services, Inc. 1997 Stock Option
                            Plan [Incorporated by reference to Exhibit 4.1 to the
                            Registrant's Registration Statement on Form S-8, File No.
                            333-70055].
          10.29          -- Eastern Environmental Services, Inc. Amended and Restated
                            1996 Stock Option Plan [Incorporated by reference to
                            Exhibit 4.2 to the Registrant's Registration Statement on
                            Form S-8, File No. 333-70055].

        EXHIBIT
          NO.*                                   DESCRIPTION
        -------                                  -----------
          10.30          -- Eastern Environmental Services, Inc. 1991 Stock Option
                            Plan [Incorporated by reference to Exhibit 4.3 to the
                            Registrant's Registration Statement on Form S-8, File No.
                            333-70055].
          10.31          -- Form of Employment Agreement by and between the
                            Registrant and its Executive Officers.
          10.32          -- Second Amended and Restated Revolving Credit Agreement,
                            dated as of July 16, 1998 among the Registrant, Bank of
                            America National Trust and Savings Association, Morgan
                            Guaranty Trust Company of New York and other financial
                            institutions [Incorporated by reference to Exhibit 10.3
                            of the Registrant's Quarterly Report on Form 10-Q/A for
                            the quarterly period ended June 30, 1998].
          10.33          -- Loan Agreement dated as of July 16, 1998, among the
                            Registrant, Bank of America National Trust and Savings
                            Association, Chase Bank of Texas, N.A., Deutsche Bank AG,
                            New York Branch, Morgan Guaranty Trust Company of New
                            York and other financial institutions [Incorporated by
                            reference to Exhibit 10.4 of the Registrant's Quarterly
                            Report on Form 10-Q/A for the quarterly period ended June
                            30, 1998].
          12.1           -- Computation of Ratio of Earnings to Fixed Charges.
          21.1           -- Subsidiaries of the Registrant.
          23.1           -- Consent of Arthur Andersen LLP.
          23.2           -- Consent of PricewaterhouseCoopers LLP.
          27             -- Financial Data Schedule.
          27.1           -- Restated Financial Data Schedule.
          27.2           -- Restated Financial Data Schedule.
          27.3           -- Restated Financial Data Schedule.

---------------

* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the Registrant's file number under that Act is 1-12154. Waste Management Holdings' file number under the Exchange Act is 1-7327, Chemical Waste Management, Inc.'s file number is 1-9253 and Wheelabrator Technologies Inc.'s file number is 0-14246.