Form 10-Q
period 1999-03-31
WASTE MANAGEMENT INC
filed 1999-05-14
CIK 823768

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, of the registrant outstanding at May 4, 1999, was 609,061,119 (excluding 7,892,612 shares held in the Waste Management, Inc. Employee Stock Benefit Trust and treasury shares of 73,709).

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

                                    PART I.

ITEM 1. FINANCIAL STATEMENTS.

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
Current assets:
  Cash and cash equivalents.................................  $    59,364   $    86,873
  Receivables, net..........................................    2,373,400     2,385,911
  Parts and supplies........................................       98,612       128,254
  Deferred income taxes.....................................      203,295       237,616
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................      135,585       127,975
  Prepaid expenses and other................................      286,650       168,163
  Current assets held for sale..............................      371,960       746,605
                                                              -----------   -----------
          Total current assets..............................    3,528,866     3,881,397
Property and equipment, net.................................   11,532,775    11,637,739
Excess of cost over net assets of acquired businesses,
  net.......................................................    6,300,962     6,069,098
Other intangible assets, net................................      181,648       181,226
Other assets................................................    1,063,668       945,738
                                                              -----------   -----------
          Total assets......................................  $22,607,919   $22,715,198
                                                              ===========   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 1,033,697   $ 1,040,601
  Accrued liabilities.......................................    2,112,852     2,287,543
  Deferred revenues.........................................      346,089       381,780
  Current maturities of long-term debt......................      556,741       583,742
                                                              -----------   -----------
          Total current liabilities.........................    4,049,379     4,293,666
Long-term debt, less current maturities.....................   10,981,152    11,114,201
Deferred income taxes.......................................      510,714       470,107
Environmental and other liabilities.........................    2,120,661     2,352,652
                                                              -----------   -----------
          Total liabilities.................................   17,661,906    18,230,626
                                                              -----------   -----------
Minority interest in subsidiaries...........................      115,312       112,076
                                                              -----------   -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized; none issued................................           --            --
  Common stock, $.01 par value; 1,500,000,000 shares
     authorized; 613,906,533 and 608,307,531 shares issued,
     respectively...........................................        6,139         6,083
  Additional paid-in capital................................    4,230,256     4,091,525
  Retained earnings.........................................    1,430,780     1,066,506
  Accumulated other comprehensive income....................     (482,349)     (420,804)
  Treasury stock at cost, 73,709 and 63,950 shares,
     respectively...........................................       (3,890)       (2,821)
  Employee stock benefit trust at market, 7,892,612
     shares.................................................     (350,235)     (367,993)
                                                              -----------   -----------
          Total stockholders' equity........................    4,830,701     4,372,496
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $22,607,919   $22,715,198
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

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Operating revenues..........................................  $3,070,635   $2,969,433
                                                              ----------   ----------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................   1,641,323    1,801,261
  General and administrative................................     258,194      349,604
  Depreciation and amortization.............................     350,329      356,302
  Merger costs..............................................      33,126        7,602
Loss from continuing operations held for sale, net of
  minority interest.........................................          --        2,416
                                                              ----------   ----------
                                                               2,282,972    2,517,185
                                                              ----------   ----------
Income from operations......................................     787,663      452,248
                                                              ----------   ----------
Other income (expense):
  Interest expense..........................................    (176,157)    (155,531)
  Minority interest.........................................      (6,462)     (25,302)
  Interest and other income, net............................      19,781       76,556
                                                              ----------   ----------
                                                                (162,838)    (104,277)
                                                              ----------   ----------
Income before income taxes..................................     624,825      347,971
Provision for income taxes..................................     260,551      166,555
                                                              ----------   ----------
Net income..................................................  $  364,274   $  181,416
                                                              ==========   ==========
Basic earnings per common share.............................  $     0.60   $     0.32
                                                              ==========   ==========
Diluted earnings per common share...........................  $     0.58   $     0.31
                                                              ==========   ==========
Weighted average number of common shares outstanding........     602,522      566,439
                                                              ==========   ==========
Weighted average number of common and dilutive potential
  common shares outstanding.................................     642,481      602,990
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

                             WASTE MANAGEMENT, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     ACCUMULATED
                                          ADDITIONAL                    OTHER                    EMPLOYEE
                                 COMMON    PAID-IN      RETAINED    COMPREHENSIVE   TREASURY       STOCK
                                 STOCK     CAPITAL      EARNINGS       INCOME        STOCK     BENEFIT TRUST
                                 ------   ----------   ----------   -------------   --------   -------------
Balance, December 31, 1998.....  $6,083   $4,091,525   $1,066,506     $(420,804)    $(2,821)     $(367,993)
  Common stock options and
     warrants exercised,
     including tax benefits....     13        31,695           --            --          --             --
  Common stock issued for
     acquisitions..............      1         1,400           --            --          --             --
  Cumulative translation
     adjustment of foreign
     currency statements.......     --            --           --       (61,545)         --             --
  Adjustment of employee stock
     benefit trust to market
     value.....................     --       (17,758)          --            --          --         17,758
  Common stock issued for
     conversion of subordinated
     debt......................     40       111,651           --            --          --             --
  Other........................      2        11,743           --            --      (1,069)            --
  Net income...................     --            --      364,274            --          --             --
                                 ------   ----------   ----------     ---------     -------      ---------
Balance, March 31, 1999........  $6,139   $4,230,256   $1,430,780     $(482,349)    $(3,890)     $(350,235)
                                 ======   ==========   ==========     =========     =======      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                1999         1998
                                                              ---------   -----------
Cash flows from operating activities:
  Net income................................................  $ 364,274   $   181,416
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    350,329       356,302
     Deferred income taxes..................................    131,990        50,155
     Minority interest in subsidiaries......................      3,210        24,925
     Gain on sale of assets.................................     (7,004)      (54,355)
     Changes in assets and liabilities, net of effects of
      acquisitions and divestitures:
       Receivables..........................................    (34,666)       78,521
       Prepaid expenses and other...........................    (89,247)       23,893
       Other assets.........................................     26,683           704
       Accounts payable and accrued liabilities.............    (48,411)     (216,801)
       Deferred revenues and other liabilities..............   (335,424)      (39,211)
       Other, net...........................................     12,570        (5,502)
                                                              ---------   -----------
Net cash provided by operating activities...................    374,304       400,047
                                                              ---------   -----------
Cash flows from investing activities:
  Short-term investments....................................     (6,466)       56,227
  Acquisitions of businesses, net of cash acquired..........   (280,797)     (959,629)
  Capital expenditures......................................   (281,272)     (282,310)
  Proceeds from sale of assets..............................    248,888       329,703
  Acquisitions of minority interests........................         --      (876,232)
  Other, net................................................      4,997        (1,548)
                                                              ---------   -----------
Net cash used in investing activities.......................   (314,650)   (1,733,789)
                                                              ---------   -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................    636,823     2,624,093
  Principal payments on long-term debt......................   (746,289)   (1,132,764)
  Cash dividends............................................         --       (78,598)
  Proceeds from sale of treasury stock......................         --        80,000
  Other, net................................................     24,069        14,112
                                                              ---------   -----------
Net cash provided by (used in) financing activities.........    (85,397)    1,506,843
                                                              ---------   -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (1,766)         (262)
                                                              ---------   -----------
Increase (decrease) in cash and cash equivalents............    (27,509)      172,839
Cash and cash equivalents at beginning of period............     86,873       189,942
                                                              ---------   -----------
Cash and cash equivalents at end of period..................  $  59,364   $   362,781
                                                              =========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Net income..................................................  $364,274   $181,416
Other comprehensive income (loss):
  Foreign currency translation adjustment...................   (61,545)   (33,105)
                                                              --------   --------
Comprehensive income........................................  $302,729   $148,311
                                                              ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The condensed consolidated financial statements of Waste Management, Inc. and subsidiaries (the "Company") presented herein are unaudited. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The financial statements presented herein should be read in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

1. BUSINESS COMBINATIONS

     On July 16, 1998, the Company, then known as USA Waste Services, Inc., completed a merger accounted for as a pooling of interests with Waste Management, Inc., which was subsequently renamed Waste Management Holdings, Inc. ("WM Holdings") (the "WM Holdings Merger"). WM Holdings was previously the largest publicly traded solid waste company in the United States, providing integrated solid waste management and hazardous waste management services in North America and comprehensive waste management and related services, including solid and hazardous waste management services internationally. At the effective time of the WM Holdings Merger, the Company changed its name to Waste Management, Inc. On December 31, 1998, the Company consummated a merger with Eastern Environmental Services, Inc. ("Eastern") (the "Eastern Merger") accounted for using the pooling of interests method of accounting.

     In connection with the WM Holdings Merger and the Eastern Merger, the Company incurred significant merger costs and unusual items in the third and fourth quarters of 1998 as described in the Company's 1998 Annual Report on Form 10-K. Additionally, the Company has recorded $33.1 million of merger costs for the three months ended March 31, 1999, and expects to record approximately $86.0 million throughout the remainder of 1999 for merger costs that are transitional in nature and not accruable until incurred or committed.

     The Company is in the process of terminating the WM Holdings defined benefit plan as of December 31, 1998 and currently intends to liquidate the plan's assets and settle its obligations to participants in the third quarter of 1999. The related settlement charge and cash payment is currently estimated to be approximately $125.0 million. This estimate, however, is subject to final actuarial determinations, including final employee census data, employee settlement decisions and existing market conditions, and could be significantly higher than is currently estimated. In such event, there can be no assurance that the Company will continue with its current intention to terminate the plan.

     Certain WM Holdings' employee stock option plans included change of control provisions that were activated as a result of the WM Holdings Merger whereby the option holder received certain put rights that require charges to earnings through the put periods. To the extent the future market value of the Company's common stock exceeds $54.34 per share, the Company will be required to record additional charges to earnings to July 16, 1999, at which time all put rights expire. The expense related to these stock option put rights has no impact on stockholders' equity as the offset is a direct increase to additional paid-in capital, since these put rights will be satisfied by the issuance of common stock.

     Cash payments of $142.0 million were made by the Company during the three months ended March 31, 1999 related to merger costs recorded in 1998 and 1999 for the WM Holdings Merger and the Eastern Merger.

     Merger costs for the WM Holdings Merger and the Eastern Merger include estimates for anticipated losses related to the sales of assets pursuant to governmental orders. These anticipated losses have been estimated based on the Company's assessment of relevant facts and circumstances, including consideration of the various provisions of asset sale agreements. In certain instances, the asset sale agreements contain contingencies, the resolution of which are uncertain and may materially change the proceeds which the Company will ultimately receive. Accordingly, dependent upon actual future experience and the resolution of

                             WASTE MANAGEMENT, INC.

certain contingencies, the amount of losses ultimately recorded by the Company could materially differ from amounts that have been recorded by the Company.

     During the three months ended March 31, 1999, the Company consummated several acquisitions that were accounted for under the purchase method of accounting. The total cost of acquisitions for this period was approximately $346.1 million, which includes cash paid, common stock issued and debt assumed.

2. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                             -----------   ------------
Bank borrowings                                              $ 1,281,580   $ 1,903,100
Commercial paper, average interest of 5.4% in 1999 and 5.7%
  in 1998..................................................    1,469,492       840,108
Senior notes and debentures, interest 6 1/8% to 8 3/4%, due
  through 2028.............................................    5,957,823     5,959,884
4% Convertible subordinated notes due 2002.................      535,275       535,275
4 1/2% Convertible subordinated notes due 2001.............      148,370       148,370
5% Convertible subordinated debentures due 2006............           --       114,445
5.75% Convertible subordinated notes due 2005..............      455,114       453,680
Tax-exempt and project bonds, principal payable in periodic
  installments, maturing through 2021, fixed and variable
  interest rates ranging from 3.05% to 9.25% at March 31,
  1999.....................................................    1,219,156     1,220,634
Installment loans and notes payable, interest to 14%,
  maturing through 2017....................................      440,802       491,533
Other......................................................       30,281        30,914
                                                             -----------   -----------
                                                              11,537,893    11,697,943
Less current maturities....................................      556,741       583,742
                                                             -----------   -----------
                                                             $10,981,152   $11,114,201
                                                             ===========   ===========

     At March 31, 1999, the applicable interest rate on the Company's $3.0 billion syndicated loan facility (the "Syndicated Facility") was 5.29% and there were no borrowings outstanding under the Company's $2.0 billion senior revolving credit facility (the "Credit Facility"). The facility fee was 0.10% and 0.125% per annum, under the Syndicated Facility and Credit Facility, respectively, at March 31, 1999. The Company had borrowed $1.025 billion and had issued letters of credit of $1.09 billion in aggregate under the Syndicated Facility and Credit Facility at March 31, 1999. The outstanding balance of the Company's two multi-currency credit facilities as of March 31, 1999, was euro 238.2 million (equivalent to approximately $256.6 million). The interest rates on the two outstanding loans under the multi-currency credit facilities at March 31, 1999, were 5.9% and 3.5%.

     On March 4, 1996, the Company issued $115.0 million of 5% convertible subordinated debentures, due on March 1, 2006. In March 1999, these debentures were called by the Company and subsequently converted into equity by the debenture holders. Approximately 4.0 million shares of the Company's common stock were issued upon conversion.

                             WASTE MANAGEMENT, INC.

3. INCOME TAXES

     The difference in income taxes at the statutory federal income tax rate and the provision for income taxes for the three months ended March 31, 1999 and 1998, is primarily due to state and local income taxes and non-deductible costs related to acquired intangibles.

4. EARNINGS PER SHARE

     The following table reconciles the number of common shares outstanding at March 31 of each year to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the respective three month periods for the purposes of calculating basic and dilutive earnings per common share (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Number of common shares outstanding.........................  605,940    567,269
Effect of using weighted average common shares
  outstanding...............................................   (3,418)      (830)
                                                              -------    -------
Weighted average number of common shares outstanding........  602,522    566,439
Dilutive effect of common stock options and warrants........    9,652      4,880
Diluted effect of convertible subordinated notes and
  debentures................................................   30,307     31,671
                                                              -------    -------
Weighted average number of common and dilutive potential
  common shares outstanding.................................  642,481    602,990
                                                              =======    =======

     For the three months ended March 31, 1999 and 1998, interest (net of taxes) of $7.2 million and $7.5 million, respectively, has been added to net income for the diluted earnings per share calculation.

     At March 31, 1999, there were approximately 69.1 million shares of common stock potentially issuable with respect to stock options, warrants, and convertible debt, which could dilute basic earnings per share in the future.

5. COMPREHENSIVE INCOME

     Comprehensive income represents the change in equity of an enterprise from transactions and other events and circumstances from nonowner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income are as follows for the periods indicated (in thousands):

                                                     FOREIGN      MINIMUM      ACCUMULATED
                                                    CURRENCY      PENSION         OTHER
                                                   TRANSLATION   LIABILITY    COMPREHENSIVE
                                                   ADJUSTMENT    ADJUSTMENT      INCOME
                                                   -----------   ----------   -------------
Balance, December 31, 1998.......................   $(353,642)    $(67,162)     $(420,804)
  Current-period change..........................     (61,545)          --        (61,545)
                                                    ---------     --------      ---------
Balance, March 31, 1999..........................   $(415,187)    $(67,162)     $(482,349)
                                                    =========     ========      =========

6. ENVIRONMENTAL LIABILITIES

     The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the final cell of a landfill, and the regulatory required costs associated with existing operations at a hazardous waste treatment, storage or disposal facility which are subject to the Toxic Substances Central Act ("TSCA") or the Resource Conservation and Recovery Act ("RCRA"), and, also,

                             WASTE MANAGEMENT, INC.

the post-closure of such facilities. For landfills, the final closure and post-closure liabilities are accrued and charged to expense as airspace is consumed such that the total estimated final closure and post-closure cost will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Estimates for final closure and post-closure costs are developed using input from the Company's engineers and accountants and are reviewed by management (typically not less than once per year).

     The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operates, or to which it transported waste, including 88 sites listed on the Superfund National Priorities List ("NPL") as of March 31, 1999. The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. Where the Company concludes that it is probable that a liability has been incurred, a provision is made in its consolidated financial statements.

     Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provide a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its consolidated financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the existence and ability of other potentially responsible parties to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material.

     The Company has filed suit against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. Carriers involved in these matters have typically denied coverage and are defending against the Company's claims. While the Company is vigorously pursuing these claims, it regularly considers settlement opportunities when appropriate terms are offered. Settlements of $2.6 million and $4.5 million in the three months ended March 31, 1999 and 1998, respectively, have been included in operating costs and expenses as an offset to environmental expenses.

7. COMMITMENTS AND CONTINGENCIES

     Financial instruments -- Letters of credit, performance bonds and other guarantees have been provided by the Company supporting tax-exempt bonds, performance of final closure and post-closure requirements, insurance policies, and other contracts. The insurance policies are issued by a wholly-owned insurance subsidiary of the Company, the sole business of which is to issue such policies to customers of the Company. Because virtually no claims have been made against these financial instruments in the past, management does not expect these instruments will have a material effect on the Company's consolidated financial statements.

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

     Environmental matters -- The Company's operations are intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. Such costs may increase in the future as a result of legislation or regulation. However, the Company believes that in general it tends to benefit when environmental regulation increases, which may increase the demand for its services, and that it has the resources and experience to manage environmental risk. See Note 6 for further discussion.

                             WASTE MANAGEMENT, INC.

     Litigation -- In November and December 1997, several alleged purchasers of WM Holdings securities (including but not limited to common stock), who allegedly bought their securities during 1996 and 1997, brought fourteen purported class action lawsuits against WM Holdings and several of its current and former officers and directors in the United States District Court for the Northern District of Illinois. Each of these lawsuits asserted that the defendants violated the federal securities laws by issuing allegedly false and misleading statements in 1996 and 1997 about WM Holdings' financial condition and results of operations. The lawsuits demanded, among other relief, unspecified compensatory damages, pre- and post-judgement interest, attorneys' fees and the costs of conducting the litigation. In January 1998, the fourteen putative class actions were consolidated before one judge. In May 1998, the plaintiffs filed a consolidated amended complaint against WM Holdings and four of its former officers as defendants, which was amended in July 1998 to add WM Holdings' outside auditor and another former officer as additional defendants. The amended complaint seeks recovery on behalf of a proposed class of all purchases of WM Holdings' securities between May 29, 1995, and October 30, 1997. The amended complaint alleges, among other things, that WM Holdings filed false and misleading financial statements beginning in 1991 and continuing through October 1997 and seeks recovery for alleged violations of the federal securities laws between May 1995 and October 1997.

     In December 1998, the Company announced an agreement to settle the consolidated action against all defendants and the establishment of a settlement fund of $220 million for the class of open market purchasers of WM Holdings securities between November 3, 1994, and February 24, 1998. The settlement agreement with the plaintiffs is subject to various conditions, including preliminary approval by the Court, notice to the class and final approval by the Court after a hearing. There can be no assurances that the Court will find the settlement to be fair to the class. Also, because otherwise eligible members of the class may opt out of the lawsuit, there can be no assurances that WM Holdings will not be a party to additional lawsuits or claims brought by open market purchasers of the Company's securities.

     One alleged purchaser of WM Holdings' securities has initiated an action arising out of the same set of facts in Illinois state court alleging violations of Illinois state law. The same individual, together with two other alleged purchasers, has initiated another action based on the same set of facts in federal court in Florida alleging violations of the federal securities laws.

     Additionally, there are several other actions and claims that arise out of the same set of facts that have been brought by business owners who received WM Holdings common stock in the sales of their businesses to WM Holdings. These actions and claims, one of which purports to be class action, allege, among other things, breach of warranty or breach of contract based on WM Holdings' restatement of earnings in February 1998. In April 1999, courts having jurisdiction over two such actions, including the purported class action, granted summary judgement against WM Holdings on the issue of breach of contract. The extent of damages, if any, in either action has not yet been determined.

     Purported derivative actions have also been filed in Delaware Chancery Court by alleged former shareholders of WM Holdings against certain former officers and directors of WM Holdings and nominally against WM Holdings to recover damages caused to WM Holdings as a result of the consolidated federal securities class action pending in federal court in the Northern District of Illinois. The plaintiffs seek to recover from the former officers and directors, on behalf of WM Holdings, the amounts paid in the federal class action.

     It is not possible at this time to predict the impact that the above lawsuits may have on WM Holdings or the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is reasonably possible that the outcome of any present or future litigation may have a material adverse impact on their respective financial conditions or results of operations in one or more future periods. WM Holdings intends to defend itself vigorously in all the above matters.

                             WASTE MANAGEMENT, INC.

     The Company is also aware that the Securities and Exchange Commission has commenced a formal investigation with respect to WM Holdings' previously filed financial statements (which were subsequently restated) and related accounting policies, procedures and system of internal controls. The Company intends to cooperate with such investigation. The Company is unable to predict the outcome or impact of this investigation at this time.

     In March 1998, a stockholder of WM Holdings filed a purported class action in the Chancery Court of Delaware against WM Holdings and certain of its former directors alleging that the WM Holdings Merger was a result of unfair dealing and that the defendants had breached their fiduciary duties in approving the merger. The complaint, which sought equitable relief that would have rescinded the WM Holdings Merger and awarded monetary damages from the defendants for unlawfully gained profits and special benefits, was dismissed in March 1999.

     The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the foreign, federal, state, and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved related to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

     From time to time, the Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company's subsidiary having owned, operated or transported waste to a disposal facility which is alleged to have contaminated the environment or, in certain cases, conducted environmental remediation activities at sites. Some of such lawsuits may seek to have the Company or its subsidiaries pay the costs of groundwater monitoring and health care examinations of allegedly affected persons for a substantial period of time even where no actual damage is proven. While the Company believes it has meritorious defenses to these lawsuits, their ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs' circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other factors. Accordingly, it is possible such matters could have a material adverse impact on the Company's consolidated financial statements.

     The Company or certain of its subsidiaries have been identified as potentially responsible parties in a number of governmental investigations and actions relating to waste disposal facilities which may be subject to remedial action under the Comprehensive Environmental Response, Compensation and Liabilities Act of 1980, as amended ("CERCLA" or "Superfund"). The majority of these proceedings are based on allegations that certain subsidiaries of the Company (or their predecessors) transported hazardous substances to the sites in question, often prior to acquisition of such subsidiaries by the Company. Such proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies

                             WASTE MANAGEMENT, INC.

and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial.

     As of March 31, 1999, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 88 locations listed on the NPL. Of the 88 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially sited by others as land disposal facilities. At each of the 17 owned facilities, the Company is working in conjunction with the government to characterize or remediate identified site problems. In addition, at these 17 facilities, the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 71 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy of an agreement among liable parties as to the share each will pay for implementing that remedy. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain.

     The Company has been advised by the U.S. Department of Justice that Laurel Ridge Landfill, Inc., a wholly-owned subsidiary of the Company as a result of the Company's acquisition of United Waste Systems, Inc. ("United") in August 1997, is a target of a federal investigation relating to alleged violations of the Clean Water Act at the Laurel Ridge Landfill in Kentucky. The investigation relates to a period prior to the Company's acquisition of United. The Company is attempting to negotiate a resolution with the government which may include a guilty plea to a criminal misdemeanor, a fine and in-kind services. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

     In March 1999, the Company was notified that All-Waste Systems, Inc. ("All-Waste") and two other indirect subsidiaries acquired in the Eastern Merger, as well as a current employee of the Company, were suspended from future contracting with any agency in the executive branch of the U.S. Government pending proceedings. The suspension and potential debarment are based on a September 1997 conviction of All-Waste of mail fraud and other activities that occurred prior to the ownership of the entities by Eastern. The Company is attempting to remove the three entities from the suspension and proposed debarment list. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

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

     The Company has brought suit against a substantial number of insurance carriers in an action entitled Waste Management, Inc. et al. v. The Admiral Insurance Company, et al. pending in the Superior Court in Hudson County, New Jersey. In this action, the Company is seeking a declaratory judgement that environmental liabilities asserted against the Company or its subsidiaries, or that may be asserted in the future, are covered by insurance policies purchased by the Company or its subsidiaries. The Company is also seeking to recover defense costs and other damages incurred as a result of the assertion of environmental

                             WASTE MANAGEMENT, INC.

liabilities against the Company or its subsidiaries for events occurring over at least the last 25 years at approximately 140 sites and the defendant insurance carriers' denial of coverage of such liabilities. While the Company has reached settlements with some of the carriers, the remaining defendants have denied liability to the Company and have asserted various defenses, including that environmental liabilities of the type for which the Company is seeking relief are not risks covered by the insurance policies in question. The remaining defendants are contesting these claims vigorously. Discovery is nearly complete as to the 12 sites in the first phase of the case and discovery is expected to continue for several years as to the remaining sites. Currently, trial dates have not been set. The Company is unable at this time to predict the outcome of this proceeding. No amounts have been recognized in the Company's consolidated financial statements for potential recoveries.

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

     Tax Matters -- During the first quarter of 1995, WMI Sellbergs AB, a Swedish subsidiary, received an assessment from the Swedish Tax Authority of approximately 417 million Krona (approximately $50.5 million based on current exchange rates) plus interest from the date of the assessment, relating to a transaction completed in 1990. On November 4, 1998, the County Court of the County of Stockholm ruled in favor of WMI Sellbergs AB. However, the Swedish Tax Authority has appealed that decision. The Company believes that all appropriate tax returns and disclosures were properly filed at the time of the transaction and intends to vigorously contest the appeal.

8. NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company in its first fiscal quarter in 2000. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.

9. ASSETS HELD FOR SALE

     The Company is disposing of certain assets to comply with governmental orders related to the mergers and certain other assets as a result of implementing the business strategy related to the WM Holdings Merger. These businesses' results of operations are fully included in revenues and expenses in the accompanying statements of operations, and generated third party operating revenues of approximately $103.3 million and earnings before interest and taxes of approximately $6.3 million in 1999. In addition, as a result of the WM Holdings Merger and Eastern Merger, various real estate became duplicative and surplus, and will be sold. The Company has recorded charges to write down these assets to fair value, less costs to sell. These charges are based on estimates and certain contingencies that could materially differ from actual results and resolution of any such contingencies.

10. SEGMENT AND RELATED INFORMATION

     The Company's North American solid waste management operation is its principal reportable segment. This segment provides integrated waste management services consisting of collection, transfer, disposal (solid waste landfill, hazardous waste landfill and waste-to-energy), recycling, and other services provided to commercial, industrial, municipal and residential customers. Similar operations in markets outside of North

                             WASTE MANAGEMENT, INC.

America are disclosed as a separate segment. The Company's other reportable segment consists of non-solid waste services, aggregated as a single segment for this reporting presentation. The non-solid waste segment includes other hazardous waste services such as chemical waste management services and low-level and other radioactive waste services, the Company's independent power projects, and other non-solid waste services to commercial, industrial and government customers, and includes certain business lines that are being actively marketed.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. Prior period information has been restated to conform to the segments described above, which are based on the structure and internal organization of the Company as of March 31, 1999 (in thousands):

                                  NORTH AMERICAN        WM         NON-SOLID    CORPORATE
                                   SOLID WASTE     INTERNATIONAL     WASTE     FUNCTIONS(A)     TOTAL
                                  --------------   -------------   ---------   ------------   ----------
Three Months Ended:
March 31, 1999
  Net operating revenues(b).....    $2,511,533       $371,091      $188,011      $     --     $3,070,635
  Earnings before interest and
     taxes (EBIT)(c)............       758,928         35,447        26,542          (128)       820,789
Three Months Ended:
March 31, 1998
  Net operating revenues(b).....    $2,396,794       $368,552      $204,087      $     --     $2,969,433
  Earnings before interest and
     taxes (EBIT)(c)............       494,116         28,220        13,355       (73,425)       462,266

---------------

(a) Corporate functions include the corporate treasury function (except for limited amounts of locally negotiated and managed project debt), administration of corporate tax function, the corporate insurance function and management of closed landfill and related insurance recovery functions, along with other typical administrative functions.

(b) Non-Solid Waste revenues are net of inter-segment revenue with North American Solid Waste of $27.1 million and $18.2 million in the first quarter of 1999 and 1998, respectively. There are no other significant sales between segments.

(c) For those items included in the determination of EBIT, (the earnings measurement used by management to evaluate operating performance) the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.

     The reconciliation of total EBIT reported above to net income is as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
EBIT, as reported above.....................................  $820,789   $462,266
(Plus) less:
  Merger costs..............................................    33,126      7,602
  Loss from continuing operations held for sale, net........        --      2,416
  Interest expense..........................................   176,157    155,531
  Minority interest.........................................     6,462     25,302
  Interest and other income, net............................   (19,781)   (76,556)
                                                              --------   --------
Income before income taxes..................................   624,825    347,971
Provision for income taxes..................................   260,551    166,555
                                                              --------   --------
Net income..................................................  $364,274   $181,416
                                                              ========   ========

                             WASTE MANAGEMENT, INC.

11. SUBSEQUENT EVENTS

     On April 22, 1999, the Company announced that it had given notice of redemption on all outstanding 4 1/2% convertible subordinated notes due 2001, with principal amount at maturity equal to recorded liability at March 31, 1999. Redemption is scheduled to occur on June 1, 1999. The redemption price is 101.8% per $1,000 in aggregate principal amount of the notes together with accrued interest thereon to the redemption date. Interest due on June 1, 1999 will be paid to holders of the notes on record as of May 15, 1999. The notes are convertible, at the holder's option, into shares of the Company's common stock at the rate of approximately 33.08 shares of common stock for each $1,000 principal amount of notes. The right to convert the notes into shares of the Company's common stock will terminate after the close of business on May 24, 1999.

     In the first quarter of 1999, various international subsidiaries of the Company entered into agreements to acquire certain businesses in Denmark, Australia and New Zealand. In the second quarter of 1999, a certain class of shares of the Danish company was acquired for approximately $68.0 million, representing 66% of its share capital. In addition, the Company anticipates its international subsidiaries will complete the acquisitions of the Australian and New Zealand businesses during the latter part of the second quarter of 1999, for approximately $160.0 million, however these acquisitions are subject to due diligence efforts and regulatory approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion reviews the Company's operations for the three months ended March 31, 1999 and 1998, and should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere herein as well as the Company's consolidated financial statements and related notes thereto included the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under "Business -- Factors Influencing Future Results and Accuracy of Forward-Looking Statements" included in Part I,
Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

INTRODUCTION

     The Company is a global leader in providing integrated waste management services. In North America, the Company provides solid waste management services throughout the U.S., as well as in Canada and Puerto Rico, including collection, transfer, recycling and resource recovery services, and disposal services, including the landfill disposal of hazardous wastes. In addition, the Company is a leading developer, operator and owner of waste-to-energy facilities in the U.S. The Company also engages in other hazardous waste management services throughout North America, as well as low-level and other radioactive waste services. Internationally, the Company operates throughout Europe, the Pacific Rim, South America and other select international markets. Included in the Company's international operations is the collection and transportation of solid, hazardous and medical wastes and recyclable materials and the treatment and disposal of recyclable materials. The Company also operates solid and hazardous waste landfills, municipal and hazardous waste incinerators, water and waste water treatment facilities, hazardous waste treatment facilities, waste-fuel powered independent power facilities, and constructs treatment or disposal facilities for third parties internationally. The Company's diversified customer base includes commercial, industrial, municipal and residential customers, other waste management companies, governmental entities and independent power markets.

     The Company's operating revenues from waste management operations consist primarily of fees charged for its collection and disposal services. Operating revenues for collection services include fees from residential, commercial, industrial, and municipal collection customers. A portion of these fees are billed in advance; a liability for future service is recorded upon receipt of payment and operating revenues are recognized as services are actually provided. Fees for residential and municipal collection services are normally based on the type and frequency of service. Fees for commercial and industrial services are normally based on the type and frequency of service and the volume of waste collected. The Company's operating revenues from its disposal operations consist of disposal fees (known as tipping fees) charged to third parties and are normally billed monthly or semi-monthly. Tipping fees are based on the volume or weight of waste being disposed of the Company's disposal facilities. Fees are charged at transfer stations based on the volume or weight of waste deposited, taking into account the Company's cost of loading, transporting, and disposing of the solid waste at a disposal site. Intercompany revenues between the Company's operations have been eliminated in the consolidated financial statements presented elsewhere herein.

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

RESULT OF OPERATIONS

     The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percentages for the various condensed consolidated statements of operations line items and for certain supplementary data.

                                                               PERIOD TO PERIOD
                                                                CHANGE FOR THE
                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                                1999 AND 1998
                                                              ------------------
STATEMENT OF OPERATIONS:
Operating revenues..........................................  $ 101,202      3.4%
                                                              ---------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................   (159,938)    (8.9)
  General and administrative................................    (91,410)   (26.1)
  Depreciation and amortization.............................     (5,973)    (1.7)
  Merger costs..............................................     25,524    335.8
Loss from continuing operations held for sale, net of
  minority interest.........................................     (2,416)  (100.0)
                                                              ---------
                                                               (234,213)    (9.3)
                                                              ---------
Income from operations......................................    335,415     74.2
                                                              ---------
Other income (expense):
  Interest expense..........................................    (20,626)   (13.3)
  Minority interest.........................................     18,840     74.5
  Interest and other income, net............................    (56,775)   (74.2)
                                                              ---------
                                                                (58,561)   (56.2)
                                                              ---------
Income before income taxes..................................    276,854     79.6
Provision for income taxes..................................     93,996     56.4
                                                              ---------
Net income..................................................  $ 182,858    100.8%
                                                              =========
SUPPLEMENTARY DATA:
EBITDA(1)...................................................  $ 329,442     40.7%
EBITDA, as adjusted(1)(2)...................................    352,550     43.1

---------------

(1) EBITDA represents income from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

(2) The EBITDA "as adjusted" excludes merger costs and loss from continuing operations held for sale (net of minority interest).

     The following table presents, for the periods indicated, the percentage relationship that the various condensed consolidated statements of operations line items and certain supplementary data bear to operating revenues:

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
STATEMENT OF OPERATIONS:
Operating revenues..........................................  100.0%   100.0%
                                                              -----    -----
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................   53.5     60.7
  General and administrative................................    8.4     11.8
  Depreciation and amortization.............................   11.4     12.0
  Merger costs..............................................    1.0      0.3
Loss from continuing operations held for sale, net of
  minority interest.........................................     --       --
                                                              -----    -----
                                                               74.3     84.8
                                                              -----    -----
Income from operations......................................   25.7     15.2
                                                              -----    -----
Other income (expense):
  Interest expense..........................................   (5.7)    (5.2)
  Minority interest.........................................   (0.2)    (0.9)
  Interest and other income, net............................    0.6      2.6
                                                              -----    -----
                                                               (5.3)    (3.5)
                                                              -----    -----
Income before income taxes..................................   20.4     11.7
Provision for income taxes..................................    8.5      5.6
                                                              -----    -----
Net income..................................................   11.9%     6.1%
                                                              =====    =====
SUPPLEMENTARY DATA:
EBITDA(1)...................................................   37.1%    27.2%
EBITDA, as adjusted(1)(2)...................................   38.1     27.6

---------------

(1) EBITDA represents income from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

(2) The EBITDA "as adjusted" excludes merger costs and loss from continuing operations held for sale (net of minority interest).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

  Operating Revenues

     The Company's principal operations are North American solid waste management ("NASW"), which include all solid waste activities, such as collection, transfer operations, recycling and disposal. The NASW disposal operations encompass solid waste and hazardous waste landfills, as well as waste-to-energy facilities. In addition, the Company operates outside of North America in activities similar to its NASW operations ("WM International"). Furthermore, the Company performs certain non-solid waste services such as hazardous waste management, low-level and other radioactive waste management, high organic waste fuels blending, on-site industrial cleaning services, and waste fuel powered independent power facilities.

     For the three months ended March 31, 1999, the Company's operating revenues increased $101.2 million or 3.4% in 1999 as compared to the corresponding prior year period. The following table presents the operating revenues by reportable segment for the respective quarters (dollars in millions):

                                                       THREE MONTHS ENDED MARCH 31,
                                                   -------------------------------------
                                                         1999                 1998
                                                   -----------------    ----------------
NASW.............................................  $2,511.5     81.8%   $2,396.7    80.7%
WM International.................................     371.1     12.1       368.6    12.4
Non-solid waste..................................     188.0      6.1       204.1     6.9
                                                   --------   ------    --------   -----
  Operating revenues.............................  $3,070.6    100.0%   $2,969.4   100.0%
                                                   ========   ======    ========   =====

     The increase in the Company's operating revenues for the quarter ended March 31, 1999 is primarily due to NASW operations. The following table presents the Company's mix of operating revenues from NASW for the respective periods (dollars in millions):

                                                       THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------------
                                                         1999                1998
                                                   ----------------    ----------------
NASW:
  Collection.....................................  $1,789.3    60.5%   $1,635.3    60.0%
  Disposal.......................................     758.6    25.7       675.0    24.8
  Transfer.......................................     265.6     9.0       238.5     8.8
  Recycling and other............................     143.2     4.8       176.5     6.4
                                                   --------   -----    --------   -----
                                                    2,956.7   100.0%    2,725.3   100.0%
                                                              =====               =====
  Intercompany...................................    (445.2)             (328.6)
                                                   --------            --------
     Operating revenues..........................  $2,511.5            $2,396.7
                                                   ========            ========

     The increase in operating revenues in the first quarter of 1999 for NASW, as compared to the prior year period, is primarily attributable to the effects of solid waste businesses acquired in North America and the internal growth of comparable operations. Acquisitions of solid waste businesses in North America during 1999 and the full year effect of such acquisitions completed during 1998 accounted for an increase in operating revenues of approximately $148.0 million for the three months ended March 31, 1999 as compared to the prior year period. Internal growth for comparable North American collection, transfer, landfill and recycling services was 5.1%, which was comprised of 2.6% for pricing increases and 2.5% for volume increases.

     For the three months ended March 31, 1999, the NASW operating revenues were negatively impacted by the lower prices received for recyclable materials, which can fluctuate substantially from period to period. Had the pricing for recyclable materials remained constant during 1999, internal growth for comparable NASW operations would have been 6.0% for the quarter.

     Operating revenues for the three months ended March 31, 1999, from WM International were substantially consistent with the prior year period while operating revenues from certain of the Company's non-solid waste operations were negatively impacted by stronger than expected seasonal declines. The Company expects that operating revenues from its non-solid waste operations will decrease in future periods as the Company has entered into agreements to sell certain of these businesses.

  Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

     Operating costs and expenses decreased $159.9 million or 8.9% in the first quarter of 1999 as compared to the first quarter of 1998. As a percentage of operating revenues, operating costs and expenses decreased from 60.7% to 53.5% for the respective quarters. The Company realized reductions in costs and improvements in operating efficiencies from its acquisition program, the WM Holdings Merger and the Eastern Merger, and it experienced continued improvements in its comparable operations. Additionally, the Company realized improvements in NASW due to the increased utilization of internal disposal capacity, which is measured as a percentage of total disposal costs, from 56.1% in the first quarter of 1998 to 63.2% in the first quarter of 1999. Most notably, through the WM Holdings Merger and Eastern Merger, the Company realized a reduction in operating costs and expenses of approximately $122.0 million for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

  General and Administrative

     General and administrative expenses decreased $91.4 million, or 26.1% in the first quarter of 1999 as compared to the prior year period. As a percentage of operating revenues, the Company's general and administrative expenses was 8.4% for the first quarter of 1999 as compared to 11.8% for the first quarter of 1998. The Company's general and administrative expense declined as a percentage of operating revenues from the first quarter of 1998 to the first quarter of 1999 as a result of the Company's integration of acquisitions and mergers of solid waste businesses without a proportionate increase of costs.

     The most significant contribution to the reduction in operating costs and expenses as a percentage of operating revenues was the realized synergies from the WM Holdings Merger and the Eastern Merger, of approximately $90.0 million for the three months ended March 31, 1999 as compared to the prior year period.

  Depreciation and Amortization

     Depreciation and amortization expense decreased $6.0 million, or 1.7% for the quarter ended March 31, 1999, as compared to the respective prior year period. As a percentage of operating revenues, depreciation and amortization expense was 11.4% for the three months ended March 31, 1999 and 12.0% for the three months ended March 31, 1998. The decrease in depreciation and amortization as a percentage of operating revenues is primarily due to the improved utilization of equipment through internal growth as well as the discontinuance of depreciation and amortization on non-revenue producing assets held for sale or abandoned in connection with the WM Holdings Merger and the Eastern Merger.

  Merger Costs and Unusual Items

     In connection with the WM Holdings Merger and the Eastern Merger, the Company incurred significant merger costs and unusual items in the third and fourth quarters of 1998 as described in the Company's 1998 Annual Report on Form 10-K. Additionally, the Company recorded $33.1 million of merger costs for the three months ended March 31, 1999, and expects to record approximately $86.0 million throughout the remainder of 1999 for merger costs that are transitional in nature and not accruable until incurred or committed.

     The Company is in the process of terminating the WM Holdings defined benefit plan as of December 31, 1998 and currently intends to liquidate the plan's assets and settle its obligations to participants in the third quarter of 1999. The related settlement charge and cash payment is currently estimated to be approximately $125.0 million. This estimate, however, is subject to final actuarial determinations, including final employee census data, employee settlement decisions and existing market conditions, and could be significantly higher than is currently estimated. In such event, there can be no assurance that the Company will continue with its current intention to terminate the plan.

     Certain WM Holdings' employee stock option plans included change of control provisions that were activated as a result of the WM Holdings Merger whereby the option holder received certain put rights that require charges to earnings through the put periods. To the extent the future market value of the Company's common stock exceeds $54.34 per share, the Company will be required to record additional charges to earnings to July 16, 1999, at which time all put rights expire. The expense related to these stock option put rights has no impact to stockholders' equity as the offset is a direct increase to additional paid-in capital, since these put rights will be satisfied by the issuance of common stock.

     Cash payments of $142.0 million were made by the Company during the three months ended March 31, 1999, related to merger costs recorded in 1998 for the WM Holdings Merger and the Eastern Merger.

     Merger costs for the WM Holdings Merger and the Eastern Merger include estimates for anticipated losses related to the sales of assets pursuant to governmental orders. These anticipated losses have been estimated based on the Company's assessment of relevant facts and circumstances, including consideration of the various provisions of asset sale agreements. In certain instances, the asset sale agreements contain contingencies, the resolution of which are uncertain and may materially change the proceeds which the Company will ultimately receive. Accordingly, dependent upon actual future experience and the resolution of certain contingencies, the amount of losses ultimately recorded by the Company could materially differ from the amounts recorded by the Company.

     For the three months ended March 31, 1998, the Company recorded $7.6 million of merger costs related to other poolings of interest transactions consummated during the quarter.

  Loss from Continuing Operations Held for Sale (Net of Minority Interest)

     The Company had operations that were previously classified as discontinued operations for accounting and financial reporting purposes that were subsequently reclassified to continuing operations as of December 31, 1997 as the dispositions were not completed within one year. The Company continued its efforts to market these businesses and had divested of substantially all of such operations as of September 30, 1998.

  Income from Operations

     Income from operations was $787.7 million and $452.2 million for the three months ended March 31, 1999 and 1998, respectively. As a percentage of operating revenues, income from operations, exclusive of merger costs and loss from continuing operations held for sale (net of minority interest) increased from 15.6% to 26.7% for the three months ended March 31, 1998 and 1999, respectively. The increase in operating margins as a percentage of operating revenues is primarily due to internal growth, tuck-in acquisitions, merger synergies, productivity enhancements, and increased waste internalization.

  Other Income and Expenses

     Other income and expenses consists of interest expense, interest income, other income and minority interest. Although the Company has experienced lower borrowing rates as compared to prior years, interest costs, which includes amounts capitalized, increased from 1998 to 1999 due to increases in the Company's outstanding indebtedness for each period. Capitalized interest was $11.1 million and $10.0 million for the three months ended March 31, 1999 and 1998, respectively. In January 1998, the Company recognized a gain of $38.0 million from the sale of a waste-to-energy facility in Hamm, Germany.

     During 1998, the Company acquired the outstanding minority interest in Wheelabrator Technologies Inc., Waste Management International plc, and the operations in the United Kingdom which were 49% owned by Wessex Water Plc. As a result, the minority interest expense is less significant to the Company in 1999 than the amount recognized in the first quarter of 1998.

  Provision for Income Taxes

     The Company recorded a provision from income taxes of $260.6 million and $166.6 million for the three months ended March 31, 1999 and 1998, respectively. The difference in federal income taxes at the federal statutory rate and the provision for income taxes for the three months ended March 31, 1999 is primarily due to state and local income taxes and non-deductible costs related to acquired intangibles.

  Net Income

     For the three months ended March 31, 1999 and 1998, net income was $364.3 million and $181.4 million or $0.58 and $0.31 per share on a diluted basis, respectively. Excluding the net income effects of charges for merger costs and loss from continuing operations held for sale of $19.3 million and $17.7 million for the three months ended March 31, 1999 and 1998, respectively, diluted earnings per share was $0.61 and $0.34 for the three months ended March 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements primarily stem from (i) its working capital needs for its ongoing operations, (ii) capital expenditures for cell construction and expansion of its disposal sites, as well as new trucks and equipment for its collection operations, and (iii) business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds and secondly from various financing sources available to the Company, including the incurrence of debt and the issuance of its common stock. It is further part of the Company's strategy to minimize working capital while maintaining available commitments under bank credit agreements to fund any capital needs in excess of internally generated cash flow. The Company had unused and available credit capacity under its domestic bank facilities of $1.4 billion at March 31, 1999.

     As of March 31, 1999, the Company had a working capital deficit of $520.5 million (a ratio of current assets to current liabilities of 0.87:1) and a cash balance of $59.4 million which compares to a working capital deficit of $412.3 million (a current ratio of 0.90:1) and a cash balance of $86.9 million as of December 31, 1998. For the three months ended March 31, 1999, net cash provided by operating activities was $374.3 million, as compared to $400.0 million for the comparable prior year period and net cash used by financing activities was $85.4 million in 1999, as compared to amounts provided of $1.5 billion in 1998. In the three months ended March 31, 1999, cash used to acquire businesses for $280.8 million, capital expenditures of $281.3 million and debt reduction of approximately $109.5 million were primarily financed by cash from operating activities and proceeds from sale of assets of $248.9 million. In the three months ended March 31, 1998, capital expenditures of $282.3 million and acquisitions of businesses and outstanding minority interests of $1.8 billion were primarily financed through net cash from operations as well as net cash from financing activities.

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

RECENT DEVELOPMENTS

     On April 22, 1999, the Company announced that it had given notice of redemption on all outstanding 4 1/2% convertible subordinated notes due 2001, with principal amount at maturity equal to recorded liability at March 31, 1999. Redemption is scheduled to occur on June 1, 1999. The redemption price is 101.8% per $1,000 in aggregate principal amount of the notes together with accrued interest thereon to the redemption date. Interest due on June 1, 1999 will be paid to holders of the notes on record as of May 15, 1999. The notes are convertible, at the holder's option, into shares of the Company's common stock at the rate of approximately 33.08 shares of common stock for each $1,000 principal amount of notes. The right to convert the notes into shares of the Company's common stock will terminate after the close of business on May 24, 1999.

     During April 1999, Moody's Investors Service raised the Company's senior debt rating to Baa(2) from Baa(3), the subordinated debt to Baa(3) from Baa(1), and the commercial paper rating to Prime-2 from Prime-3.

     Late in the first quarter of 1999, various international subsidiaries of the Company made agreements to acquire certain businesses in Denmark, Australia and New Zealand. Early during the second quarter of 1999, a certain class of shares of the Danish company was acquired for approximately $68.0 million, representing 66% of its share capital. In addition, the Company anticipates its international subsidiaries will complete the acquisitions of the Australian and New Zealand businesses during the latter part of the second quarter of 1999, for approximately $160.0 million, however these acquisitions are subject to due diligence efforts and regulatory approval.

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

YEAR 2000 DATE CONVERSION

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive data by the Company's computerized information systems. In 1997, the Company began to modify its North American computer information systems to ensure proper processing of transactions relating to the Year 2000 and beyond and completed the majority of the required modifications to its critical business systems in use in North America during 1998. The Company expects to have all of such modifications completed during the third quarter of 1999. For WM International, systems supplied by an outside vendor are used for critical operations. That vendor has supplied the Company with Year 2000 compliant versions, deployment of which is largely completed. The Company expects that the systems used by WM International will be fully Year 2000 compliant during the third quarter of 1999. The amounts charged to expense during the first quarter of 1999 related to the Year 2000 compliance modifications have not been material and any additional charges in 1999 are not expected to be material to the Company's financial position, results of operations or cash flows.

     In addition to its critical business systems, the Company has addressed the issue of the Year 2000 impact on certain of its embedded technologies. Incinerators and monitoring wells both have computer chips embedded within them, and the Company has undertaken to upgrade those chips to avoid any malfunctioning of the chips as a result of the Year 2000. The Company expects such upgrades to be complete by the end of 1999. The Company is also taking steps to resolve Year 2000 compliance issues that may be created by customers, suppliers and financial institutions with whom the Company does business, However, there can be no guarantee that the systems of other entities will be converted timely.

     The Company is in the process of establishing a worst case scenario and written contingency plan to address any issues that could arise should the Company or if any of its suppliers or customers not be prepared to accommodate Year 2000 issues timely. The Company believes that in an emergency it could revert to the use of manual systems that do not rely on computers and could perform the minimum functions required to provide information reporting to maintain satisfactory control of the business. Should the Company have to utilize manual systems, it is uncertain that it could maintain the same level of operations, and this could have a material adverse impact on the business. The Company intends to maintain constant surveillance on this situation and will develop such contingency plans as are required by the changing environment.

NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets of liabilities in the statement of financial position and measure these instruments as fair value. SFAS No. 133 is effective for the Company in its first fiscal quarter in 2000. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.

                                    PART II.

ITEM 1. LEGAL PROCEEDINGS.

     In addition to previously disclosed litigation against WM Holdings, three alleged purchasers of WM Holdings' securities have initiated an action in federal court in Florida against WM Holdings and several of its current and former officers and directors asserting the defendants violated the federal securities laws by issuing allegedly false and misleading statements in 1996 and 1997 about WM Holdings' financial condition and results of operations.

     Additionally, there are several other actions and claims that arise out of the same set of facts that have been brought by business owners who received WM Holdings common stock in the sales of their businesses to WM Holdings. These actions and claims, one of which purports to be class action, allege, among other things, breach of warranty or breach of contract based on WM Holdings' restatement of earnings in February 1998. In April 1999, courts having jurisdiction over two such actions, including the purported class action, granted summary judgement against WM Holdings on the issue of breach of contract. The extent of damages, if any, in either action has not yet been determined.

     It is not possible at this time to predict the impact that the above lawsuits may have on WM Holdings or the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is reasonably possible that the outcome of any present or future litigation may have a material adverse impact on their respective financial conditions or results of operations in one or more future periods. WM Holdings intends to defend itself vigorously in all the above matters.

     In March 1998, a stockholder of WM Holdings filed a purported class action in the Chancery Court of Delaware against WM Holdings and certain of its former directors alleging that the WM Holdings Merger was a result of unfair dealing and that the defendants had breached their fiduciary duties in approving the merger. The complaint, which sought equitable relief that would have rescinded the WM Holdings Merger and awarded monetary damages from the defendants for unlawfully gained profits and special benefits, was dismissed in March 1999.

     In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the foreign, federal, state, and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved related to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 1998, there were three proceedings involving Company subsidiaries where the sanctions involved could potentially exceed $100,000. One of these matters was resolved early in the second quarter of 1999, resulting in a penalty of $150,000 plus attorney's fees. The Company believes that any such fines or penalties will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

     The Company and certain of its subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of their business, some of which are addressed elsewhere in this report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, the Company believes that these matters will not have a material adverse effect on its consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

        EXHIBIT
          NO.*                                    DESCRIPTION
        -------                                   -----------
          10.1            -- 1998 Waste Management, Inc. Directors' Deferred
                          Compensation Plan.
          10.2            -- 1999 Waste Management, Inc. Directors' Deferred
                          Compensation Plan.
          12              -- Computation of Ratio of Earnings to Fixed Charges.
          27              -- Financial Data Schedule.

---------------

* In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.

     (b) Reports on Form 8-K:

     During the first quarter of 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            By:    /s/ EARL E. DEFRATES
                                              ----------------------------------
                                                       Earl E. DeFrates
                                                 Executive Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

                                            By:     /s/ BRUCE E. SNYDER
                                              ----------------------------------
                                                       Bruce E. Snyder
                                                      Vice President and
                                                   Chief Accounting Officer
                                                (Principal Accounting Officer)

Date: May 13, 1999

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.*                                    DESCRIPTION
        -------                                   -----------
          10.1            -- 1998 Waste Management, Inc. Directors' Deferred
                          Compensation Plan.
          10.2            -- 1999 Waste Management, Inc. Directors' Deferred
                          Compensation Plan.
          12              -- Computation of Ratio of Earnings to Fixed Charges.
          27              -- Financial Data Schedule.

---------------

* In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.