Form 10-Q
period 1999-06-30
WASTE MANAGEMENT INC
filed 1999-08-16
CIK 823768

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     The number of shares of Common Stock, $.01 par value, of the registrant outstanding at August 9, 1999, was 619,245,656 (excluding 7,892,612 shares held in the Waste Management, Inc. Employee Stock Benefit Trust and treasury shares of 73,709).

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

                                    PART I.

ITEM 1. FINANCIAL STATEMENTS.

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
Current assets:
  Cash and cash equivalents.................................  $    80,999   $    86,873
  Receivables, net..........................................    2,655,398     2,385,911
  Parts and supplies........................................       99,804       128,254
  Deferred income taxes.....................................      164,135       237,616
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................      150,440       127,975
  Prepaid expenses and other................................      236,250       168,163
  Current assets held for sale..............................      119,232       746,605
                                                              -----------   -----------
          Total current assets..............................    3,506,258     3,881,397
Property and equipment, net.................................   11,854,311    11,637,739
Excess of cost over net assets of acquired businesses,
  net.......................................................    6,577,021     6,069,098
Other intangible assets, net................................      174,207       181,226
Other assets................................................      879,876       945,738
                                                              -----------   -----------
          Total assets......................................  $22,991,673   $22,715,198
                                                              ===========   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,068,276   $ 1,040,601
  Accrued liabilities.......................................    1,999,207     2,287,543
  Deferred revenues.........................................      390,984       381,780
  Current maturities of long-term debt......................      369,592       583,742
                                                              -----------   -----------
          Total current liabilities.........................    3,828,059     4,293,666
Long-term debt, less current maturities.....................   10,932,384    11,114,201
Deferred income taxes.......................................      560,891       470,107
Environmental liabilities...................................      973,479       971,507
Other liabilities...........................................    1,079,980     1,381,145
                                                              -----------   -----------
          Total liabilities.................................   17,374,793    18,230,626
                                                              -----------   -----------
Minority interest in subsidiaries...........................      140,948       112,076
                                                              -----------   -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized; none issued................................           --            --
  Common stock, $.01 par value; 1,500,000,000 shares
     authorized; 625,147,493 and 608,307,531 shares issued,
     respectively...........................................        6,251         6,083
  Additional paid-in capital................................    4,691,162     4,091,525
  Retained earnings.........................................    1,731,456     1,066,506
  Accumulated other comprehensive income....................     (524,820)     (420,804)
  Treasury stock at cost, 73,709 and 63,950 shares,
     respectively...........................................       (3,890)       (2,821)
  Employee stock benefit trust at market, 7,892,612
     shares.................................................     (424,227)     (367,993)
                                                              -----------   -----------
          Total stockholders' equity........................    5,475,932     4,372,496
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $22,991,673   $22,715,198
                                                              ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  1999         1998         1999         1998
                                               ----------   ----------   ----------   ----------
Operating revenues...........................  $3,334,575   $3,250,731   $6,405,210   $6,220,164
                                               ----------   ----------   ----------   ----------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below)...............   1,868,093    1,912,083    3,544,876    3,713,344
  General and administrative.................     284,704      379,663      544,642      729,267
  Depreciation and amortization..............     384,333      387,363      740,665      743,665
  Merger costs...............................      62,211        7,361       79,695       14,963
  Asset impairments and unusual items........      19,750           --       19,750           --
Income from continuing operations held for
  sale, net of minority interest.............          --       (4,986)          --       (2,570)
                                               ----------   ----------   ----------   ----------
                                                2,619,091    2,681,484    4,929,628    5,198,669
                                               ----------   ----------   ----------   ----------
Income from operations.......................     715,484      569,247    1,475,582    1,021,495
                                               ----------   ----------   ----------   ----------
Other income (expense):
  Interest expense...........................    (184,911)    (173,554)    (361,068)    (329,085)
  Interest income............................       5,663        8,322        8,481       14,504
  Minority interest..........................      (6,547)     (12,864)     (13,009)     (38,166)
  Other income, net..........................      16,215       40,058       30,578      110,432
                                               ----------   ----------   ----------   ----------
                                                 (169,580)    (138,038)    (335,018)    (242,315)
                                               ----------   ----------   ----------   ----------
Income before income taxes and extraordinary
  item.......................................     545,904      431,209    1,140,564      779,180
Provision for income taxes...................     227,642      184,439      475,614      350,994
                                               ----------   ----------   ----------   ----------
Income before extraordinary item.............     318,262      246,770      664,950      428,186
Extraordinary loss on refinancing of debt,
  net of tax benefit of $2,600...............          --       (3,900)          --       (3,900)
                                               ----------   ----------   ----------   ----------
Net income...................................  $  318,262   $  242,870   $  664,950   $  424,286
                                               ==========   ==========   ==========   ==========
Basic earnings per common share:
  Income before extraordinary item...........  $     0.52   $     0.43   $     1.10   $     0.75
  Extraordinary item.........................          --        (0.01)          --        (0.01)
                                               ----------   ----------   ----------   ----------
  Net income.................................  $     0.52   $     0.42   $     1.10   $     0.74
                                               ==========   ==========   ==========   ==========
Diluted earnings per common share:
  Income before extraordinary item...........  $     0.50   $     0.42   $     1.05   $     0.73
  Extraordinary item.........................          --        (0.01)          --        (0.01)
                                               ----------   ----------   ----------   ----------
  Net income.................................  $     0.50   $     0.41   $     1.05   $     0.72
                                               ==========   ==========   ==========   ==========
Weighted average number of common shares
  outstanding................................     610,904      575,848      606,677      570,795
                                               ==========   ==========   ==========   ==========
Weighted average number of common and
  dilutive potential common shares
  outstanding................................     646,716      613,948      644,719      607,934
                                               ==========   ==========   ==========   ==========

     The accompanying notes are an integral part of these condensed consolidated financial statements. The statement of operations for the six months ended June 30, 1999 includes certain reclassifications and adjustments relating to the three months ended March 31, 1999. See Note 1.

                             WASTE MANAGEMENT, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    ACCUMULATED
                                         ADDITIONAL                    OTHER                    EMPLOYEE
                                COMMON    PAID-IN      RETAINED    COMPREHENSIVE   TREASURY       STOCK
                                STOCK     CAPITAL      EARNINGS       INCOME        STOCK     BENEFIT TRUST
                                ------   ----------   ----------   -------------   --------   -------------
Balance, December 31, 1998....  $6,083   $4,091,525   $1,066,506     $(420,804)    $(2,821)     $(367,993)
  Common stock options and
     warrants exercised,
     including tax benefits...     68       240,197           --            --          --             --
  Common stock issued for
     acquisitions.............      5        21,268           --            --          --             --
  Foreign currency translation
     adjustment...............     --            --           --      (104,016)         --             --
  Adjustment of employee stock
     benefit trust to market
     value....................     --        56,234           --            --          --        (56,234)
  Common stock issued for
     conversion of
     subordinated debt........     90       260,588           --            --          --
  Other.......................      5        21,350           --            --      (1,069)            --
  Net income..................     --            --      664,950            --          --             --
                                ------   ----------   ----------     ---------     -------      ---------
Balance, June 30, 1999........  $6,251   $4,691,162   $1,731,456     $(524,820)    $(3,890)     $(424,227)
                                ======   ==========   ==========     =========     =======      =========

     The accompanying notes are an integral part of these condensed consolidated financial statements. The statement of stockholders' equity includes certain reclassifications and adjustments relating to the three months ended March 31, 1999. See Note 1.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Cash flows from operating activities:
  Net income................................................  $   664,950   $   424,286
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      740,665       743,665
     Deferred income taxes..................................      247,007        50,407
     Minority interest in subsidiaries......................        9,757        37,789
     Gain on sale of assets.................................      (17,532)      (65,998)
     Effect of merger costs, asset impairments and unusual
      items.................................................           --         4,689
     Changes in assets and liabilities, net of effects of
      acquisitions and divestitures:
       Receivables, net.....................................     (261,592)      (85,416)
       Prepaid expenses and other...........................      (18,567)      (41,115)
       Other assets.........................................       32,336        38,613
       Accounts payable and accrued liabilities.............     (350,295)     (358,941)
       Deferred revenues and other liabilities..............     (271,101)       35,635
       Other, net...........................................        9,177       (44,761)
                                                              -----------   -----------
Net cash provided by operating activities...................      784,805       738,853
                                                              -----------   -----------
Cash flows from investing activities:
  Short-term investments....................................       (6,273)       57,837
  Acquisitions of businesses, net of cash acquired..........     (644,515)   (1,402,532)
  Capital expenditures......................................     (614,085)     (735,801)
  Proceeds from sale of assets..............................      502,681       455,262
  Acquisitions of minority interests........................           --      (876,232)
  Other, net................................................       11,649       (11,160)
                                                              -----------   -----------
Net cash used in investing activities.......................     (750,543)   (2,512,626)
                                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................    1,814,726     3,469,463
  Principal payments on long-term debt......................   (2,021,837)   (2,378,388)
  Cash dividends............................................           --       (83,236)
  Net proceeds from issuance of common stock................           --       202,997
  Proceeds from sale of treasury stock......................           --       739,161
  Proceeds from exercise of common stock options and
     warrants...............................................      165,110        59,605
  Other, net................................................           --       (15,667)
                                                              -----------   -----------
Net cash provided by (used in) financing activities.........      (42,001)    1,993,935
                                                              -----------   -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        1,865           (21)
                                                              -----------   -----------
Increase (decrease) in cash and cash equivalents............       (5,874)      220,141
Cash and cash equivalents at beginning of period............       86,873       189,942
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $    80,999   $   410,083
                                                              ===========   ===========

     The accompanying notes are an integral part of these condensed consolidated financial statements. The statement of cash flows for the six months ended June 30, 1999 includes certain reclassifications and adjustments relating to the three months ended March 31, 1999. See Note 1.

                             WASTE MANAGEMENT, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    -------------------   --------------------
                                                      1999       1998       1999        1998
                                                    --------   --------   ---------   --------
Net income........................................  $318,262   $242,870   $ 664,950   $424,286
Other comprehensive income (loss):
  Foreign currency translation adjustment.........   (42,471)   (20,560)   (104,016)   (53,665)
                                                    --------   --------   ---------   --------
Comprehensive income..............................  $275,791   $222,310   $ 560,934   $370,621
                                                    ========   ========   =========   ========

     The accompanying notes are an integral part of these condensed consolidated financial statements. The statement of comprehensive income for the six months ended June 30, 1999 includes certain reclassifications and adjustments relating to the three months ended March 31, 1999. See Note 1.

                             WASTE MANAGEMENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The condensed consolidated financial statements of Waste Management, Inc. and subsidiaries (the "Company") presented herein are unaudited. In the opinion of management, these financial statements include all adjustments (which, subject to the discussion below in Note 1 "Revisions," include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts for certain revenues and expenses during the reporting period. Future events could alter such estimates in the near term and actual results could differ materially from those estimates. See "Management's Discussion and Analysis" herein.

1. REVISIONS

     The Company has revised certain items included in its previously reported financial statements for the three months ended March 31, 1999. Below is a comparison of the previously reported and revised Condensed Consolidated Statement of Operations for the three months ended March 31, 1999. Except as otherwise expressly stated in the Notes, all financial information in this Quarterly Report on Form 10-Q is presented inclusive of such changes.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              PREVIOUSLY
                                                               REPORTED     AS REVISED
                                                              ----------    ----------
Operating revenues..........................................  $3,070,635    $3,070,635
                                                              ----------    ----------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
    shown below)............................................   1,641,323     1,676,783
  General and administrative................................     258,194       259,938
  Depreciation and amortization.............................     350,329       356,332
  Merger costs..............................................      33,126        17,484
                                                              ----------    ----------
                                                               2,282,972     2,310,537
                                                              ----------    ----------
Income from operations......................................     787,663       760,098
                                                              ----------    ----------
Other income (expense):
  Interest expense..........................................    (176,157)     (176,157)
  Interest income...........................................       2,818         2,818
  Minority interest.........................................      (6,462)       (6,462)
  Other income, net.........................................      16,963        14,363
                                                              ----------    ----------
                                                                (162,838)     (165,438)
                                                              ----------    ----------
Income before income taxes..................................     624,825       594,660
Provision for income taxes..................................     260,551       247,972
                                                              ----------    ----------
Net income..................................................  $  364,274    $  346,688
                                                              ==========    ==========
Basic earnings per common share.............................  $     0.60    $     0.57
Diluted earnings per common share...........................  $     0.58    $     0.55

     The components of the $30.2 million of net adjustments to decrease previously reported income before income taxes are as follows: (i) a decrease of $24.0 million to eliminate a retroactive application of changes in estimates of the Company's final closure and post-closure reserves related to certain landfills in the Eastern

                             WASTE MANAGEMENT, INC.

Area of its North American solid waste operations; (ii) a decrease of $8.3 million to eliminate a retroactive application of changes in estimates of final closure and post-closure reserves relating to two ash monofil landfills; (iii) a decrease of $5.7 million to eliminate a retroactive application, from the date of the WM Holdings Merger, of an extension in the useful life of certain waste-to-energy facilities; (iv) a decrease of $2.2 million for miscellaneous adjustments; and (v) an increase of $10 million for a revision of remediation liabilities associated with the Company's international operations that was identified but not recorded in the three months ended March 31, 1999.

2. BUSINESS COMBINATIONS

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

     In connection with the WM Holdings Merger and the Eastern Merger, the Company incurred significant merger costs and unusual items in the third and fourth quarters of 1998 as described in the Company's 1998 Annual Report on Form 10-K. Additionally, the Company has recorded $62.2 million and $79.7 million of merger costs for the three and six months ended June 30, 1999, respectively, and expects to record approximately $27.4 million throughout the remainder of 1999 for merger costs that are transitional in nature and not accruable until incurred or committed.

     The Company is in the process of settling its obligations under the WM Holdings defined benefit plan which was terminated as of December 31, 1998 and currently intends to liquidate the plan's assets and settle its obligations to participants. Actual cash cost of settling the plan can not be recorded until paid and is currently estimated to be approximately $215.0 million, an increase of approximately $90.0 million over the previous estimate. This increase is due to the availability of updated census data and revised actuarial assumptions in the formulation of the estimate. Due to the necessary review and approval process, management expects the payout to certain categories of participants to occur in 1999, with the remaining participants expected to be paid in 2000.

     Certain WM Holdings' employee stock option plans included change of control provisions that were activated as a result of the WM Holdings Merger whereby the option holder received certain put rights that required charges to earnings through the put periods. To the extent the market value of the Company's common stock exceeded $54.34 per share at the end of a quarter (the "measurement date"), the Company was required to record additional charges to earnings until July 16, 1999, at which time all put rights expired. The expense related to these stock option put rights would have had no impact on stockholders' equity, as the offset was a direct increase to additional paid in capital, since these put rights were satisfied by the issuance of common stock. As the market value of the Company's common stock was less than $54.34 per share as of the date the put rights expired, there will be no charges to earnings in future periods related to the put rights.

     Cash payments of $153.9 million and $295.9 million were made by the Company during the three and six months ended June 30, 1999, respectively, related to merger costs recorded in 1998 and 1999 for the WM Holdings Merger and the Eastern Merger.

     Merger costs include estimates for anticipated losses related to the sales of assets pursuant to governmental orders and other asset divestiture plans. These anticipated losses have been estimated based on the Company's assessment of relevant facts and circumstances, including consideration of the various provisions of asset sale agreements. In certain instances, the asset sale agreements contain contingencies, the resolution of which are uncertain and may materially change the proceeds which the Company will ultimately

                             WASTE MANAGEMENT, INC.

receive. Accordingly, dependent upon actual future experience and the resolution of certain contingencies, the amount of losses ultimately recorded by the Company could materially differ from amounts that have been recorded by the Company. During the second quarter of 1999, the Company resolved an outstanding contingency regarding its sale of assets to Republic Services, Inc., which reduced the loss on that sale by approximately $80 million. Offsetting this amount, the Company (i) consummated its sale of 51% of its high organic waste fuels blending and on-site industrial cleaning services which resulted in losses of approximately $5 million greater than previously estimated; (ii) increased its anticipated losses by approximately $14 million related to the assets required to be sold pursuant to the Eastern Merger; and (iii) identified other non-core operations for disposition that have a book value of approximately $36 million greater than the estimated proceeds.

     During the six months ended June 30, 1999, the Company consummated over 150 acquisitions that were accounted for under the purchase method of accounting. The total cost of acquisitions was approximately $720.4 million, which includes cash paid, common stock issued and debt assumed.

3. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
Bank borrowings.............................................  $   236,845   $ 1,903,100
Commercial paper, average interest of 5.3% in 1999 and 5.7%
  in 1998...................................................    1,507,325       840,108
Senior notes and debentures, interest 6% to 8 3/4%, due
  through 2029..............................................    6,947,895     5,959,884
4% Convertible subordinated notes due 2002..................      535,275       535,275
4 1/2% Convertible subordinated notes due 2001..............           --       148,370
5% Convertible subordinated debentures due 2006.............           --       114,445
5.75% Convertible subordinated notes due 2005...............      456,601       453,680
Tax-exempt and project bonds, principal payable in periodic
  installments, maturing through 2021, fixed and variable
  interest rates ranging from 3.55% to 9.25% at June 30,
  1999......................................................    1,178,771     1,220,634
Installment loans, notes payable and other, interest to 14%,
  maturing through 2017.....................................      439,264       522,447
                                                              -----------   -----------
                                                               11,301,976    11,697,943
Less current maturities.....................................      369,592       583,742
                                                              -----------   -----------
                                                              $10,932,384   $11,114,201
                                                              ===========   ===========

     At June 30, 1999, there were no borrowings outstanding under the Company's $3.0 billion syndicated loan facility (the "Syndicated Facility") or the Company's $2.0 billion senior revolving credit facility (the "Credit Facility"). The facility fees were 0.08% and 0.105% per annum under the Syndicated Facility and Credit Facility, respectively, at June 30, 1999. The Company had issued letters of credit of $1.2 billion in aggregate under the Syndicated Facility and Credit Facility at June 30, 1999. Additionally, the Company has two multi-currency credit facilities which had an outstanding balance as of June 30, 1999 totaling euro 229.0 million (equivalent to approximately $236.8 million). The interest rates on the two outstanding loans under the multi-currency credit facilities at June 30, 1999, were 5.8% and 3.0%.

                             WASTE MANAGEMENT, INC.

     On March 4, 1996, the Company issued $115.0 million of 5% convertible subordinated debentures, due on March 1, 2006. In March 1999, these debentures were called for redemption by the Company and subsequently converted into equity by the debenture holders. Approximately 4.0 million shares of the Company's common stock were issued upon such conversions.

     On June 5, 1996, the Company issued $150.0 million of 4 1/2% convertible subordinated notes, due June 1, 2001. In June 1999, these debentures were called for redemption by the Company and subsequently converted into equity by the debenture holders. Approximately 4.9 million shares of the Company's common stock were issued upon such conversions.

     On May 21, 1999, the Company completed a private placement of $1.15 billion of its senior notes. The Company issued $200.0 million of 6% senior notes, due 2001; $200.0 million of 6 1/2% senior notes due 2004; $500.0 million of 6 7/8% senior notes due 2009; and $250.0 million of 7 3/8% senior notes due 2029. The senior notes constitute senior and unsecured obligations of the Company ranking equal in right of payment with all other senior and unsecured obligations of the Company, as defined in the indenture. The 6% senior notes are not redeemable by the Company. The 6 1/2% senior notes, the 6 7/8% senior notes, and 7 3/8% senior notes are redeemable, in whole or in part, at the option of the Company at any time, or from time to time, at a redemption price defined in the indenture. Interest is payable semi-annually on May 15 and November 15. All proceeds from the private placement notes were used to repay outstanding debt under the Credit Facility and to reduce the amount of commercial paper outstanding.

4. INCOME TAXES

     The difference in income taxes at the statutory federal income tax rate and the provision for income taxes for the three and six months ended June 30, 1999 and 1998, respectively, is primarily due to state and local income taxes and non-deductible costs related to acquired intangibles.

5. EARNINGS PER SHARE

     The following table reconciles the number of common shares outstanding at June 30 of each year indicated to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the respective three and six month periods for the purposes of calculating basic and dilutive earnings per common share (in thousands):

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   1999       1998      1999      1998
                                                 --------   --------   -------   -------
Number of common shares outstanding............  617,181    592,323    617,181   592,323
Effect of using weighted average common shares
  outstanding..................................   (6,277)   (16,475)   (10,504)  (21,528)
                                                 -------    -------    -------   -------
Weighted average number of common shares
  outstanding..................................  610,904    575,848    606,677   570,795
Dilutive effect of common stock options and
  warrants.....................................    9,847      6,470      9,906     5,491
Dilutive effect of convertible subordinated
  notes and debentures.........................   25,965     31,630     28,136    31,648
                                                 -------    -------    -------   -------
Weighted average number of common and dilutive
  potential common shares outstanding..........  646,716    613,948    644,719   607,934
                                                 =======    =======    =======   =======

     For the three and six months ended June 30, 1999, interest (net of taxes) of $6.3 million and $13.5 million, respectively, has been added to net income for the diluted earnings per share calculation. For

                             WASTE MANAGEMENT, INC.

the three and six months ended June 30, 1998, interest (net of taxes) of $7.6 million and $15.1 million, respectively, has been added to net income for the diluted earnings per share calculation.

     At June 30, 1999, there were approximately 59 million shares of common stock potentially issuable with respect to stock options, warrants and convertible debt, which could dilute basic earnings per share in the future.

6. COMPREHENSIVE INCOME

     Comprehensive income represents the change in equity of an enterprise from transactions and other events and circumstances from nonowner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income are as follows for the periods indicated (in thousands):

                                                     FOREIGN      MINIMUM      ACCUMULATED
                                                    CURRENCY      PENSION         OTHER
                                                   TRANSLATION   LIABILITY    COMPREHENSIVE
                                                   ADJUSTMENT    ADJUSTMENT      INCOME
                                                   -----------   ----------   -------------
Balance, December 31, 1998.......................   $(353,642)    $(67,162)     $(420,804)
  Current-period change..........................    (104,016)          --       (104,016)
                                                    ---------     --------      ---------
Balance, June 30, 1999...........................   $(457,658)    $(67,162)     $(524,820)
                                                    =========     ========      =========

7. ENVIRONMENTAL LIABILITIES

     The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the final cell of a landfill, and the regulatory required costs associated with existing operations at a hazardous waste treatment, storage or disposal facility which are subject to the Toxic Substances Control Act ("TSCA") or the Resource Conservation and Recovery Act ("RCRA"), and also, the post-closure of such facilities. For landfills, estimates for final closure and post-closure costs are developed using input from the Company's engineers and accountants and are reviewed by management, typically at least once per year. The estimated final closure and post-closure liabilities are accrued at a rate discounted to present dollars and charged to expense as airspace is consumed. At the time the site discontinues accepting waste and is closed, the total estimated final closure costs and the post-closure costs will be accrued to the required present value of such estimates.

     The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operates, or to which it transported waste, including 84 sites listed on the Superfund National Priorities List ("NPL") as of June 30, 1999. The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. Where the Company concludes that it is probable that a liability has been incurred, a provision is made in its consolidated financial statements.

     Estimates of final closure and post-closure liabilities at the Company's landfills, the extent of the Company's responsibility for remediation of particular closed sites and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult. As such, the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provide a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its consolidated financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the existence and ability of other potentially responsible

                             WASTE MANAGEMENT, INC.

parties to contribute to the settlement of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material.

     The Company has filed suit against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. Carriers involved in these matters have typically denied coverage and are defending against the Company's claims. While the Company is vigorously pursuing these claims, it regularly considers settlement opportunities when appropriate terms are offered. Settlements of $4.5 million and $7.1 million in the three and six months ended June 30, 1999, respectively, and $37.5 million and $42.0 million for the three and six months ended June 30, 1998, respectively, have been included in operating costs and expenses as an offset to environmental expenses.

8. COMMITMENTS AND CONTINGENCIES

     Financial instruments -- Letters of credit, performance bonds and other guarantees have been provided by the Company supporting tax-exempt bonds, performance of final closure and post-closure requirements, insurance policies, and other contracts. The insurance policies are issued by a wholly-owned insurance subsidiary of the Company, the sole business of which is to issue such policies to customers of the Company. Management does not expect these financial instruments to have a material effect on the Company's consolidated financial statements as virtually no claims have been made in the past against these financial instruments.

     In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk, such as bank letters of credit, performance bonds and other guarantees, which are not reflected in the condensed consolidated balance sheets. Management does not expect any material losses to result from these off-balance sheet instruments as virtually no claims have been made in the past against these financial instruments.

     Environmental matters -- The Company's operations are intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. Such costs may increase in the future as a result of legislation or regulation. However, the Company believes that, in general, it tends to benefit when environmental regulation increases, which may increase the demand for its services, and that it has the resources and experience to manage environmental risk. See Note 7 for further discussion.

     Litigation -- In November and December 1997, several alleged purchasers of WM Holdings securities (including but not limited to common stock), who allegedly bought their securities during 1996 and 1997, brought fourteen purported class action lawsuits against WM Holdings and several of its current and former officers and directors in the United States District Court for the Northern District of Illinois. Each of these lawsuits asserted that the defendants violated the federal securities laws by issuing allegedly false and misleading statements in 1996 and 1997 about WM Holdings' financial condition and results of operations. The lawsuits demanded, among other relief, unspecified compensatory damages, pre- and post-judgement interest, attorneys' fees and the costs of conducting the litigation. In January 1998, the fourteen putative class actions were consolidated before one judge. In May 1998, the plaintiffs filed a consolidated amended complaint against WM Holdings and four of its former officers, which was amended in July 1998 to add WM Holdings' outside auditor and another former officer as additional defendants. The amended complaint seeks recovery on behalf of a proposed class of all purchasers of WM Holdings' securities between May 29, 1995, and October 30, 1997. The amended complaint alleges, among other things, that WM Holdings filed false and misleading financial statements beginning in 1991 and continuing through October 1997 and seeks recovery for alleged violations of the federal securities laws between May 1995 and October 1997.

     In December 1998, the Company announced an agreement to settle the consolidated action against all defendants and the establishment of a settlement fund of $220 million for the class of open market purchasers

                             WASTE MANAGEMENT, INC.

of WM Holdings securities between November 3, 1994, and February 24, 1998. The settlement agreement with the plaintiffs is still subject to the requirements of notice to the class and final approval by the Court after a hearing. There can be no assurances that the Court will find the settlement to be fair to the class. Also, because otherwise eligible members of the class may opt out of the lawsuit, there can be no assurances that WM Holdings will not be a party to additional lawsuits or claims brought by open market purchasers of the Company's securities.

     Two alleged purchasers of WM Holdings' securities are pursuing an action arising out of the same set of facts in Illinois state court alleging violations of Illinois state law. One of these purchasers, together with two other alleged purchasers, has initiated another action based on the same set of facts in federal court in Florida alleging violations of the federal securities laws.

     Additionally, there are several other actions and claims that arise out of the same set of facts that have been brought by business owners who received WM Holdings common stock in the sales of their businesses to WM Holdings. These actions and claims, one of which purports to be class action, allege, among other things, breach of warranty or breach of contract based on WM Holdings' restatement of earnings in February 1998. In April 1999, courts having jurisdiction over two such actions, including the purported class action, granted summary judgement against WM Holdings and in favor of the individual plaintiffs who brought the respective claims on the issue of breach of contract. The extent of damages, if any, in either action has not yet been determined.

     Purported derivative actions have also been filed in Delaware Chancery Court by alleged former shareholders of WM Holdings against certain former officers and directors of WM Holdings and nominally against WM Holdings to recover damages caused to WM Holdings as a result of the consolidated federal securities class action pending in federal court in the Northern District of Illinois. These actions have been consolidated and plaintiffs have filed a consolidated amended complaint. The plaintiffs seek to recover from the former officers and directors, on behalf of WM Holdings, the amounts paid in the federal class action as well as additional amounts based on alleged harms not at issue in the federal class action.

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

     The Company is also aware that the United States Securities and Exchange Commission ("SEC") has commenced a formal investigation with respect to WM Holdings' previously filed financial statements (which were subsequently restated) and related accounting policies, procedures and system of internal controls. The Company intends to cooperate with such investigation. The Company is unable to predict the outcome or impact of this investigation at this time.

     On July 6, 1999, the Company announced that it had lowered its expected earnings per share for the three months ended June 30, 1999. On July 29, 1999, the Company announced a further reduction in its expected earnings for that period. On August 3, 1999, the Company announced that its reported operating income for the three months ended March 31, 1999 may have included certain non-recurring pretax income items. Between July 8, 1999 and August 4, 1999, several lawsuits that purport to be based on one or more of these announcements have been filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas. Taken together, the plaintiffs in these lawsuits purport to assert claims on behalf of a class of purchasers of the Company's common stock between June 10, 1998 and August 2, 1999. Among other things, the plaintiffs allege that the Company and certain of its officers and directors (i) made knowingly false earnings projections for the three months ended June 30, 1999 and (ii) failed to adequately disclose facts relating to its earnings projections that the plaintiffs allege would have

                             WASTE MANAGEMENT, INC.

been material to purchasers of the Company's common stock. The plaintiffs also claim that certain of the Company's officers and directors sold common stock at prices known to be inflated by the alleged material misstatements and omissions. The plaintiffs in these actions seek damages with interest, costs and such other relief as the respective courts deem proper.

     In addition, two of the Company's shareholders have filed lawsuits against certain officers and directors of the Company in connection with the events surrounding the Company's second quarter 1999 earnings projections and July 6, 1999 earnings announcement. These lawsuits were filed in the Court of Chancery of the State of Delaware on July 16, 1999 and in the United States District Court for the Southern District of Texas on July 27, 1999. The plaintiffs in these actions purport to allege derivative claims on behalf of the Company against these individuals for alleged breaches of fiduciary duty resulting from their alleged common stock sales during the three months ended June 30, 1999 and/or their oversight of the Company's affairs. The lawsuits name Waste Management, Inc. as a nominal defendant and seek compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the respective courts deem proper.

     The Company has also received a letter from participants in the Company's Employee Stock Purchase Plan who purchased the Company's common stock on June 30, 1999. The letter demands that the Administrative Committee of the Plan bring an action against the Company and certain selling officers and directors for losses allegedly sustained by the participants in their stock purchases. These Plan participants have indicated in the letter that, absent action by the Plan, they intend to sue the Company and the directors and officers on behalf of the Plan and its participants.

     In addition, the SEC has notified the Company of an informal inquiry into the period ended June 30, 1999, as well as certain sales of the Company's common stock that preceded the Company's July 6, 1999 earnings announcement.

     The New York Stock Exchange has notified the Company that its Market Trading Analysis Department is reviewing transactions in the common stock of the Company prior to the July 6, 1999 earnings forecast announcement.

     The Company is conducting a thorough investigation of each of the allegations that have been made in connection with the Company's second quarter 1999 earnings communications. As part of this investigation, the Company's Board of Directors has authorized a review of the allegations that have been made against certain of the Company's officers and directors. Roderick M. Hills, a former chairman of the SEC and chairman of the Company's audit committee, is directing the review.

     The Company has received a Civil Investigative Demand ("CID") from the Antitrust Division of the United States Department of Justice inquiring into the Company's non-hazardous solid waste operations in the State of Massachusetts. The CID purports to have been issued for the purpose of determining whether the Company has engaged in monopolization, illegal contracts in restraint of trade, or anticompetitive acquisitions of disposal and/or hauling assets. The CID requires the Company to provide the United States Department of Justice with certain documents to assist it in its inquiry.

     On July 16, 1999, a lawsuit was filed against the Company in the Circuit Court for Sumter County in the State of Alabama. The plaintiff in the lawsuit purports to allege on behalf of a class of similarly situated persons that the Company has deprived the class of lump sum payments of pension plan benefits allegedly promised to be paid in connection with termination of the WM Holdings defined benefit pension plan. On behalf of the purported class, the plaintiff seeks compensatory and punitive damages, costs, restitution with interest, and such other relief as the Court deems proper.

     It is not possible at this time to predict the impact that the above lawsuits and inquiries may have on WM Holdings or the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is reasonably possible that the outcome of any present or future

                             WASTE MANAGEMENT, INC.

litigation or inquiries may have a material adverse impact on their respective financial conditions or results of operations in one or more future periods. The Company and WM Holdings intend to defend themselves vigorously in all the above matters.

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

     In June 1999, the Company was notified that the EPA is conducting a civil investigation of alleged chlorofluorocarbons ("CFC") disposal violations by Waste Management of Massachusetts, Inc. ("WMMA") to determine whether further enforcement measures are warranted. The activities giving rise to the allegations of CFC disposal violations appear to have occurred prior to July 30, 1998. On July 29, 1998, the EPA inspected WMMA's operations, notified the Company of the alleged violations and issued an Administrative Order in January 1999 requiring WMMA to comply with the CFC regulations. WMMA is cooperating with

                             WASTE MANAGEMENT, INC.

the investigation, and the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

     As of June 30, 1999, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 84 locations listed on the NPL. Of the 84 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially sited by others as land disposal facilities. At each of the 17 owned facilities, the Company is working in conjunction with the government to characterize or remediate identified site problems. In addition, at these 17 facilities, the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 67 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain.

     The Company has been advised by the United States Department of Justice that Laurel Ridge Landfill, Inc., a wholly owned subsidiary of the Company as a result of the Company's acquisition of United Waste Systems, Inc. ("United") in August 1997, allegedly committed certain violations of the Clean Water Act at the Laurel Ridge Landfill in Kentucky. The alleged activities occurred during a period prior to the Company's acquisition of United. In May 1999, the Company pleaded guilty to a criminal misdemeanor and, subject to court approval, agreed to pay a fine and perform in kind services. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

     In March 1999, the Company was notified that All Waste Systems, Inc. ("All Waste") and two other indirect subsidiaries acquired in the Eastern Merger, as well as a current employee of the Company, were suspended from future contracting with any agency in the executive branch of the United States Government pending proceedings. The suspension and potential debarment are based on a September 1997 conviction of All Waste of mail fraud and other activities that occurred prior to the ownership of the entities by Eastern. In May 1999, the United States Government removed the three entities from the suspension and proposed debarment list due to a lack of nexus between the activities in question and the current ownership of the Company.

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

     The Company has brought suit against a substantial number of insurance carriers in an action entitled Waste Management, Inc. et al. v. The Admiral Insurance Company, et al. pending in the Superior Court in Hudson County, New Jersey. In this action the Company is seeking a declaratory judgment that environmental liabilities asserted against the Company or its subsidiaries, or that may be asserted in the future, are covered by insurance policies purchased by the Company or its subsidiaries. The Company is also seeking to recover defense costs and other damages incurred as a result of the assertion of environmental liabilities

                             WASTE MANAGEMENT, INC.

against the Company or its subsidiaries for events occurring over at least the last 25 years at approximately 140 sites and the defendant insurance carriers' denial of coverage of such liabilities. While the Company has reached settlements with some of the carriers, the remaining defendants have denied liability to the Company and have asserted various defenses, including that environmental liabilities of the type for which the Company is seeking relief are not risks covered by the insurance policies in question. The remaining defendants are contesting these claims vigorously. Discovery is complete as to the 12 sites in the first phase of the case and discovery is expected to continue for several years as to the remaining sites. Currently, trial dates have not been set. The Company is unable at this time to predict the outcome of this proceeding. No amounts have been recognized in the Company's condensed consolidated financial statements for potential recoveries.

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

     Tax Matters -- During the first quarter of 1995, WMI Sellbergs AB, a Swedish subsidiary, received an assessment from the Swedish Tax Authority of approximately 417 million Krona (approximately $49.3 million based on June 30, 1999 exchange rates) plus interest from the date of the assessment, relating to a transaction completed in 1990. On November 4, 1998, the County Court of the County of Stockholm ruled in favor of WMI Sellbergs AB. However, the Swedish Tax Authority has appealed that decision. The Company believes that all appropriate tax returns and disclosures were properly filed at the time of the transaction and intends to vigorously contest the appeal.

9. NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company in its first fiscal quarter in 2001. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.

10. SEGMENT AND RELATED INFORMATION

     The Company's North American solid waste management operations are its principal reportable segment. This segment provides integrated waste management services consisting of collection, transfer, disposal (solid waste landfill, hazardous waste landfill and waste-to-energy), recycling, and other services provided to commercial, industrial, municipal and residential customers. Similar operations in markets outside of North America are disclosed as a separate segment. The Company's other reportable segment consists of non-solid waste services, aggregated as a single segment for this reporting presentation. The non-solid waste segment includes other hazardous waste services such as chemical waste management services and low-level and other radioactive waste services, the Company's independent power projects, and other non-solid waste services to commercial, industrial and government customers, and includes certain other business lines that were in part sold to Vivendi SA on June 30, 1999.

                             WASTE MANAGEMENT, INC.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. Prior period information has been restated to conform to the segments described above, which are based on the structure and internal organization of the Company as of June 30, 1999 (in thousands):

                                NORTH AMERICAN        WM         NON-SOLID     CORPORATE
                                 SOLID WASTE     INTERNATIONAL     WASTE     FUNCTIONS(A)      TOTAL
                                --------------   -------------   ---------   -------------   ----------
Three Months Ended:
June 30, 1999
  Net operating revenues(b)...    $2,701,147       $386,713      $246,715     $       --     $3,334,575
  Earnings before interest and
    taxes(c)..................       781,014         40,602        22,757        (46,928)       797,445
June 30, 1998
  Net operating revenues(b)...    $2,626,835       $376,246      $247,650     $       --     $3,250,731
  Earnings before interest and
    taxes(c)..................       658,608         30,626        34,349       (151,961)       571,622
Six Months Ended:
June 30, 1999
  Net operating revenues(b)...    $5,212,680       $757,804      $434,726     $       --     $6,405,210
  Earnings before interest and
    taxes(c)..................     1,484,135         76,049        49,299        (34,456)     1,575,027
June 30, 1998
  Net operating revenues(b)...    $5,023,629       $744,798      $451,737     $       --     $6,220,164
  Earnings before interest and
    taxes(c)..................     1,152,724         58,846        47,704       (225,386)     1,033,888

---------------

a) Corporate functions include the corporate treasury function (except for limited amounts of locally negotiated and managed project debt), administration of corporate tax function, the corporate insurance function, management of closed landfill and related insurance recovery functions, administration of certain international remediation liabilities along with other typical administrative functions.

b) Non-Solid Waste revenues are net of inter-segment revenue with North American Solid Waste of $25.7 million and $52.8 million for the three and six months ended June 30, 1999, respectively, and $35.8 million and $54.0 million for the three and six months ended June 30, 1998, respectively. There are no other significant sales between segments.

c) For those items included in the determination of EBIT (the earnings measurement used by management to evaluate operating performance), the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                             WASTE MANAGEMENT, INC.

     The reconciliation of total EBIT reported above to net income is as follows (in thousands):

                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                               JUNE 30,                JUNE 30,
                                          -------------------   -----------------------
                                            1999       1998        1999         1998
                                          --------   --------   ----------   ----------
EBIT, as reported above.................  $797,445   $571,622   $1,575,027   $1,033,888
(Plus) less:
  Merger costs..........................    62,211      7,361       79,695       14,963
  Asset impairments and unusual items...    19,750         --       19,750           --
  Income from continuing operations held
     for sale, net......................        --     (4,986)          --       (2,570)
  Interest expense......................   184,911    173,554      361,068      329,085
  Interest income.......................    (5,663)    (8,322)      (8,481)     (14,504)
  Minority interest.....................     6,547     12,864       13,009       38,166
  Other income..........................   (16,215)   (40,058)     (30,578)    (110,432)
                                          --------   --------   ----------   ----------
Income before income taxes and
  extraordinary item....................   545,904    431,209    1,140,564      779,180
Provision for income taxes..............   227,642    184,439      475,614      350,994
                                          --------   --------   ----------   ----------
Income before extraordinary item........   318,262    246,770      664,950      428,186
Extraordinary item, net of taxes........        --     (3,900)          --       (3,900)
                                          --------   --------   ----------   ----------
Net income..............................  $318,262   $242,870   $  664,950   $  424,286
                                          ========   ========   ==========   ==========

11. SUBSEQUENT EVENTS

     On July 6, 1999, the Company announced that it had lowered its expected earnings per share for the three months ended June 30, 1999. On July 29, 1999, the Company announced a further reduction in its expected earnings for that period. On August 3, 1999, the Company announced that its reported operating income for the three months ended March 31, 1999 may have included certain non-recurring pretax income items. Between July 8, 1999 and August 4, 1999, several lawsuits that purport to be based on one or more of these announcements have been filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas. Taken together, the plaintiffs in these lawsuits purport to assert claims on behalf of a class of purchasers of the Company's common stock between June 10, 1998 and August 2, 1999. Among other things, the plaintiffs allege that the Company and certain of its officers and directors (i) made knowingly false earnings projections for the three months ended June 30, 1999 and (ii) failed to adequately disclose facts relating to its earnings projections that the plaintiffs allege would have been material to purchasers of the Company's common stock. The plaintiffs also claim that certain of the Company's officers and directors sold common stock at prices known to be inflated by the alleged material misstatements and omissions. The plaintiffs in these actions seek damages with interest, costs and such other relief as the respective courts deem proper.

     In addition, two of the Company's shareholders have filed lawsuits against certain officers and directors of the Company in connection with the events surrounding the Company's second quarter 1999 earnings projections and July 6, 1999 earnings announcement. These lawsuits were filed in the Court of Chancery of the State of Delaware on July 16, 1999 and in the United States District Court for the Southern District of Texas on July 27, 1999. The plaintiffs in these actions purport to allege derivative claims on behalf of the Company against these individuals for alleged breaches of fiduciary duty resulting from their alleged stock sales during the three-month period ended June 30, 1999 and/or their oversight of the Company's affairs. The lawsuits name Waste Management, Inc. as a nominal defendant and seek compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the respective courts deem proper.

                             WASTE MANAGEMENT, INC.

     The Company has also received a letter from participants in the Company's Employee Stock Purchase Plan who purchased the Company's common stock on June 30, 1999. The letter demands that the Administrative Committee of the Plan bring an action against the Company and certain selling officers and directors for losses allegedly sustained by the participants in their stock purchases. These Plan participants have indicated in the letter that, absent action by the Plan, they intend to sue the Company and the directors and officers on behalf of the Plan and its participants.

     In addition, the SEC has notified the Company of an informal inquiry into the period ended June 30, 1999, as well as certain sales of the Company's common stock that preceded the Company's July 6, 1999 earnings announcement.

     The New York Stock Exchange has notified the Company that its Market Trading Analysis Department is reviewing transactions in the common stock of the Company prior to the July 6, 1999 earnings forecast announcement.

     The Company is conducting a thorough investigation of each of the allegations that have been made in connection with the Company's second quarter 1999 earnings communications. As part of this investigation, the Company's Board of Directors has authorized a review of the allegations that have been made against certain of the Company's officers and directors. Roderick M. Hills, a former chairman of the SEC and chairman of the Company's audit committee, is directing the review.

     The Company has received a CID from the Antitrust Division of the United States Department of Justice inquiring into the Company's non-hazardous solid waste operations in the State of Massachusetts. The CID purports to have been issued for the purpose of determining whether the Company has engaged in monopolization, illegal contracts in restraint of trade, or anticompetitive acquisitions of disposal and/or hauling assets. The CID requires the Company to provide the Department of Justice with certain documents to assist it in its inquiry.

     On July 16, 1999, a lawsuit was filed against the Company in the Circuit Court for Sumter County in the State of Alabama. The plaintiff in the lawsuit purports to allege on behalf of a class of similarly situated persons that the Company has deprived the class of lump sum payments of pension plan benefits allegedly promised to be paid in connection with termination of the WM Holdings defined benefit pension plan. On behalf of the purported class, the plaintiff seeks compensatory and punitive damages, costs, restitution with interest, and such other relief as the Court deems proper.

     It is not possible at this time to predict the impact that the above lawsuits and inquiries may have on WM Holdings or the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is reasonably possible that the outcome of any present or future litigation or inquiries may have a material adverse impact on their respective financial conditions or results of operations in one or more future periods. The Company and WM Holdings intend to defend themselves vigorously in all the above matters.

     An Executive Committee of the Board of Directors of the Company has been formed consisting of Ralph V. Whitworth, Roderick M. Hills, Jerome P. York and Robert S. Miller. The Board of Directors has appointed Mr. Whitworth, a managing member of Relational Investors LLC, as Chairman of the Executive Committee.

     Rodney R. Proto has relinquished his position as the Company's President and Chief Operating Officer and as a member of the Board of Directors. Earl E. DeFrates has resigned as Chief Financial Officer but will remain with the Company as Executive Vice President to assist senior management. Gregory T. Sangalis has resigned as the Company's General Counsel.

                             WASTE MANAGEMENT, INC.

     The Company's Board of Directors has appointed Ralph V. Whitworth its Chairman. The Company's former Chairman, John E. Drury, will remain a member of the Board of Directors.

     The Company has initiated a search for a new Chief Executive Officer, Chief Financial Officer and General Counsel. Pending the conclusion of this search, the Company's Board of Directors has appointed Robert S. Miller as the Company's Chief Executive Officer and President. Mr. Miller served as Chairman of the Board of the Company from July 1998 until May 1999 and was a director of WM Holdings from October 1997 to July 1998. Mr. Miller serves as Vice Chairman of Morrison Knudsen Corporation, an engineering and construction firm. He also served as Chief Executive Officer of Federal-Mogul Corporation from September 1996 until November 1996 and as Chairman of Morrison Knudsen Corporation from April 1995 until September 1996. In addition, since 1993 he has served as Vice President and Treasurer of Moore Mill and Lumber, a privately held forest product firm, and from 1992 to 1993, he served as Senior Partner of James D. Wolfensohn, Inc. an investment banking firm. From 1979 to 1992, Mr. Miller was with Chrysler Corporation ("Chrysler"), an automobile and truck manufacturing firm, rising to become Vice-Chairman of the Board after serving as Chrysler's Chief Financial Officer. Mr. Miller is a director of Federal-Mogul Corporation, Morrison Knudsen Corporation, Pope & Talbot, Inc., and Symantec Corporation.

     The Company's Board of Directors has instituted a strategic initiative aimed at increasing shareholder value. The Company has engaged Chase Securities, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation as financial advisors to assist the Company in this matter. The plan calls for disposition of some or all of the Company's International assets, a substantial majority of the Company's non-core assets, and certain non-strategic North American solid waste assets that may account for up to 10% of the Company's operating revenues from that sector. The Company intends immediately to initiate the disposition of these assets, and plans to substantially complete these asset sales in the next 12 months, although there can be no assurance that these dispositions will be completed in the time frame contemplated. The Company expects to use the proceeds of these asset dispositions as they are realized to repay debt, repurchase shares and pursue tuck-in acquisitions.

     In response to the Company's current quarter results and revision of its future earnings estimates, long term debt and commercial paper ratings were lowered by Moody's and Standard & Poor's credit rating agencies. The ratings continue to be under review and further ratings deterioration may result. An objective of the Company's strategic initiative is to maintain its long-term investment grade characteristics. There can be no assurance that such characteristics can be maintained.

     In light of the decline in credit ratings, the Company has ceased the issuance of commercial paper at this time. The Company expects to use existing credit facilities to redeem outstanding commercial paper and to meet future liquidity requirements. The Company expects to incur higher borrowing costs for the foreseeable future as a result of the above actions. The Company is consulting with its financial advisors to determine the optimal approach for structuring its credit facilities in light of its announced strategic initiatives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion below and elsewhere in this Form 10-Q includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements that describe anticipated revenues, capital expenditures and other financial items, statements that describe the Company's business plans and objectives, and statements that describe the expected impact of competition, government regulation, litigation, and other factors on the Company's future financial condition and results of operation. The words "may," "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. Such risks and uncertainties, any one of which may cause actual results to differ materially from those described in the forward-looking statements, include or relate to, among other things:

     - the Company's ability to successfully integrate the operations of acquired companies with its existing operations, including risks and uncertainties relating to its ability to achieve projected earnings estimates, achieve administrative cost savings, rationalize collection routes, integrate information systems, implement an effective pricing strategy, and generally capitalize on its asset base and strategic position through its strategy of decentralized decision making, and the risks and uncertainties regarding government forced divestitures.

     - the Company's ability to continue its expansion through the acquisition of other companies, including, without limitation, risks and uncertainties concerning the availability of desirable acquisition candidates, the availability of debt and equity capital to the Company to finance acquisitions, and the ability of the Company to accurately assess the prior existing liabilities and assets of acquisition candidates and the restraints imposed by federal and state statutes and agencies regarding market concentration and competitive behavior.

     - the effect of competition on the Company's ability to maintain margins on existing or acquired operations, including uncertainties relating to competition with government owned and operated landfills which enjoy certain competitive advantages from tax-exempt financing and tax revenue subsidies.

     - the potential impact of environmental and other regulation on the Company's business, including risks and uncertainties concerning the ultimate cost to the Company of complying with final closure requirements and post-closure liabilities associated with its landfills and other environmental liabilities associated with disposal at third party landfills and the ability to obtain and maintain permits necessary to operate its facilities, which may impact the life, operating capacity and profitability of its landfills and other facilities.

     - the potential impact of pending or threatened litigation and governmental inquiries involving the Company.

     - the quantification and accounting treatment of costs relating to the Company's determination to terminate the WM Holdings defined pension benefit plan as of December 31, 1998.

     - the potential changes in estimates from ongoing analysis of site remediation requirements, final closure and post-closure issues, compliance and other audits and regulatory developments.

     - the effectiveness of changes in management and the ability of the Company to retain qualified individuals to serve as Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and General Counsel.

     - the uncertainties relating to the Company's proposed strategic initiative, including the willingness of prospective purchasers to purchase the assets the Company identifies as divestiture candidates on terms the Company finds acceptable, the timing and terms on which such assets may be sold, uncertainties relating to regulatory approvals and other factors affecting the ability of prospective purchasers to consummate such transactions, including the availability of financing and uncertainties relating to the impact of the proposed strategic initiatives on the Company's credit ratings and consequently the availability and cost of debt and equity financing to the Company.

     Additional information regarding these and/or other factors that could materially affect future results and the accuracy of the forward-looking statements contained herein may be found in Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

INTRODUCTION

     The Company is a global leader in providing integrated waste management services. In North America, the Company provides solid waste management services throughout the U.S., as well as in Canada, Mexico and Puerto Rico, including collection, transfer, recycling and resource recovery services, and disposal services, including the landfill disposal of hazardous wastes. In addition, the Company is a leading developer, operator and owner of waste-to-energy facilities in the U.S. The Company also engages in other hazardous waste management services throughout North America, as well as low-level and other radioactive waste services. Internationally, the Company operates throughout Europe, the Pacific Rim, South America and other select international markets. Included in the Company's international operations is the collection and transportation of solid, hazardous and medical wastes and recyclable materials and the treatment and disposal of recyclable materials. The Company also operates solid and hazardous waste landfills, municipal and hazardous waste incinerators, water and waste water treatment facilities, hazardous waste treatment facilities, waste-fuel powered independent power facilities, and constructs treatment or disposal facilities for third parties internationally. The Company's diversified customer base includes commercial, industrial, municipal and residential customers, other waste management companies, governmental entities and independent power markets.

     The Company's operating revenues from waste management operations consist primarily of fees charged for its collection and disposal services. Operating revenues for collection services include fees from residential, commercial, industrial, and municipal collection customers. A portion of these fees are billed in advance; a liability for future service is recorded upon receipt of payment and operating revenues are recognized as services are actually provided. Fees for residential and municipal collection services are normally based on the type and frequency of service. Fees for commercial and industrial services are normally based on the type and frequency of service and the volume of waste collected. The Company's operating revenues from its disposal operations consist of disposal fees (known as tipping fees) charged to third parties and are normally billed monthly or semi-monthly. Tipping fees are based on the volume or weight of waste being disposed of at the Company's disposal facilities. Fees are charged at transfer stations based on the volume or weight of waste deposited, taking into account the Company's cost of loading, transporting, and disposing of the solid waste at a disposal site. Intercompany revenues between the Company's operations have been eliminated in the condensed consolidated financial statements presented elsewhere herein.

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

     Depreciation and amortization include (i) amortization of the excess of cost over net assets of acquired businesses on a straight-line basis over a period not greater than 40 years commencing on the dates of the respective acquisitions; (ii) amortization of other intangible assets on a straight-line basis from 3 to 40 years; (iii) depreciation of property and equipment on a straight-line basis from 3 to 40 years; and (iv) amortization of landfill airspace on a units-of-production method over the estimated useful life of a site as airspace of the landfill is consumed. Depreciation and amortization can vary from period to period due to the changes in volumes of waste disposed of at the Company's landfills.

RESULT OF OPERATIONS

     The Company has revised certain items included in its previously reported unaudited financial statements for the three months ended March 31, 1999. See
Note 1 to the condensed consolidated financial statements. Except as otherwise expressly stated, all financial information in this Quarterly Report on Form 10-Q is presented inclusive of such changes.

     The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percentages for the various condensed consolidated statements of operations line items and for certain supplementary data.

                                                         PERIOD TO PERIOD      PERIOD TO PERIOD
                                                          CHANGE FOR THE        CHANGE FOR THE
                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                          1999 AND 1998          1999 AND 1998
                                                        ------------------     -----------------
STATEMENT OF OPERATIONS:
Operating revenues....................................  $ 83,844      2.6%     $ 185,046     3.0%
                                                        --------               ---------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below)........................   (43,990)    (2.3)      (168,468)   (4.5)
  General and administrative..........................   (94,959)   (25.0)      (184,625)  (25.3)
  Depreciation and amortization.......................    (3,030)    (0.8)        (3,000)   (0.4)
  Merger costs........................................    54,850    745.1         64,732   432.6
  Asset impairments and unusual items.................    19,750       --         19,750      --
Income from continuing operations held for sale, net
  of minority interest................................     4,986    100.0          2,570   100.0
                                                        --------               ---------
                                                         (62,393)    (2.3)      (269,041)   (5.2)
                                                        --------               ---------
Income from operations................................   146,237     25.7        454,087    44.5
                                                        --------               ---------
Other income (expense):
  Interest expense....................................   (11,357)    (6.5)       (31,983)   (9.7)
  Interest income.....................................    (2,659)   (32.0)        (6,023)  (41.5)
  Minority interest...................................     6,317     49.1         25,157    65.9
  Other income........................................   (23,843)   (59.5)       (79,854)  (72.3)
                                                        --------               ---------
                                                         (31,542)   (22.9)       (92,703)  (38.3)
                                                        --------               ---------
Income before income taxes and extraordinary item.....   114,695     26.6        361,384    46.4
Provision for income taxes............................    43,203     23.4        124,620    35.5
                                                        --------               ---------
Income before extraordinary item......................    71,492     29.0        236,764    55.3
Extraordinary item, net of taxes......................     3,900    100.0          3,900   100.0
                                                        --------               ---------
Net income............................................  $ 75,392     31.0%     $ 240,664    56.7%
                                                        ========               =========
SUPPLEMENTARY DATA:
EBITDA(1).............................................  $143,207     15.0%     $ 451,087    25.6%
EBITDA, as adjusted(1)(2).............................  $222,793     23.2%     $ 538,139    30.3%

---------------

(1) EBITDA represents income from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

(2) The EBITDA "as adjusted" further excludes merger costs, asset impairments and unusual items, and loss from continuing operations held for sale (net of minority interest).

     The following table presents, for the periods indicated, the percentage relationship that the various condensed consolidated statements of operations line items and certain supplementary data bear to operating revenues:

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                        ------------------      ----------------
                                                         1999        1998       1999       1998
                                                        ------      ------      -----      -----
STATEMENT OF OPERATIONS:
Operating revenues....................................  100.0%      100.0%      100.0%     100.0%
                                                        -----       -----       -----      -----
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below)........................   56.0        58.8        55.3       59.7
  General and administrative..........................    8.5        11.7         8.5       11.7
  Depreciation and amortization.......................   11.5        11.9        11.6       12.0
  Merger costs........................................    1.9         0.2         1.2        0.2
  Asset impairments and unusual items.................    0.6          --         0.3         --
Income from continuing operations held for sale, net
  of minority interest................................     --        (0.1)         --         --
                                                        -----       -----       -----      -----
                                                         78.5        82.5        76.9       83.6
                                                        -----       -----       -----      -----
Income from operations................................   21.5        17.5        23.1       16.4
                                                        -----       -----       -----      -----
Other income (expense):
  Interest expense....................................   (5.6)       (5.3)       (5.6)      (5.3)
  Interest income.....................................    0.2         0.3         0.1        0.2
  Minority interest...................................   (0.2)       (0.4)       (0.2)      (0.6)
  Other income........................................    0.5         1.2         0.4        1.8
                                                        -----       -----       -----      -----
                                                         (5.1)       (4.2)       (5.3)      (3.9)
                                                        -----       -----       -----      -----
Income before income taxes and extraordinary item.....   16.4        13.3        17.8       12.5
Provision for income taxes............................    6.8         5.7         7.4        5.6
                                                        -----       -----       -----      -----
Income before extraordinary item......................    9.6         7.6        10.4        6.9
Extraordinary item, net of taxes......................     --        (0.1)         --       (0.1)
                                                        -----       -----       -----      -----
Net income............................................    9.6%        7.5%       10.4%       6.8%
                                                        =====       =====       =====      =====
SUPPLEMENTARY DATA:
EBITDA(1).............................................   33.0%       29.4%       34.6%      28.4%
EBITDA, as adjusted(1)(2).............................   35.4%       29.5%       36.2%      28.6%

---------------

(1) EBITDA represents income from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

(2) The EBITDA "as adjusted" further excludes merger costs, asset impairments and unusual items, and loss from continuing operations held for sale (net of minority interest).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

  Operating Revenues

     The Company's principal operations are North American solid waste management ("NASW"), which include all solid waste activities, such as collection, transfer operations, recycling and disposal. The NASW disposal operations encompass solid waste and hazardous waste landfills, as well as waste-to-energy facilities. In addition, the Company operates outside of North America in activities similar to its NASW operations ("WM International"). Furthermore, the Company performs certain non-solid waste services primarily in North America such as hazardous waste management, low-level and other radioactive waste management, and waste fuel powered independent power facilities. Through June 30, 1999, the Company's non-solid waste services also included high organic waste fuels blending and on-site industrial cleaning services. However, on June 30, 1999, the Company sold a 51% interest in these operations to the French conglomerate Vivendi SA. The retained interest of 49% will be accounted for in future periods using the equity method of accounting.

     For the three and six months ended June 30, 1999, the Company's operating revenues increased $83.8 million or 2.6% and $185.0 million or 3.0%, respectively, as compared to the corresponding 1998 period. The following table presents the operating revenues by reportable segment for the respective quarters (dollars in millions):

                               THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                           -----------------------------------   -----------------------------------
                                 1999               1998               1999               1998
                           ----------------   ----------------   ----------------   ----------------
NASW.....................  $2,701.2    81.0%  $2,626.8    80.8%  $5,212.7    81.4%  $5,023.6    80.8%
WM International.........     386.7    11.6      376.2    11.6      757.8    11.8      744.8    12.0
Non-solid waste..........     246.7     7.4      247.7     7.6      434.7     6.8      451.7     7.2
                           --------   -----   --------   -----   --------   -----   --------   -----
  Operating revenues.....  $3,334.6   100.0%  $3,250.7   100.0%  $6,405.2   100.0%  $6,220.1   100.0%
                           ========   =====   ========   =====   ========   =====   ========   =====

     The increase in the Company's operating revenues for the three and six months ended June 30, 1999 as compared to the 1998 periods is primarily due to NASW operations. The following table presents the Company's mix of operating revenues from NASW for the respective periods (dollars in millions):

                               THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                           -----------------------------------   -----------------------------------
                                 1999               1998               1999               1998
                           ----------------   ----------------   ----------------   ----------------
NASW:
  Collection.............  $1,895.7    58.9%  $1,748.5    57.5%  $3,685.0    59.7%  $3,383.8    58.7%
  Disposal...............     851.3    26.4      822.6    27.1    1,609.9    26.0    1,497.6    26.0
  Transfer...............     314.8     9.8      282.0     9.3      580.4     9.4      520.5     9.0
  Recycling and other....     157.9     4.9      187.0     6.1      301.1     4.9      363.5     6.3
                           --------   -----   --------   -----   --------   -----   --------   -----
                            3,219.7   100.0%   3,040.1   100.0%   6,176.4   100.0%   5,765.4   100.0%
                                      =====              =====              =====              =====
Intercompany.............    (518.5)            (413.3)            (963.7)            (741.8)
                           --------           --------           --------           --------
Operating revenues.......  $2,701.2           $2,626.8           $5,212.7           $5,023.6
                           ========           ========           ========           ========

     The increase in operating revenues for the three and six months ended June 30, 1999 for NASW operations, as compared to the respective prior year periods, is primarily attributable to the acquisition of solid waste businesses, partially offset by the divestiture of certain solid waste operations. Acquisitions of NASW businesses during 1999 and the full year effect of such acquisitions completed during 1998 accounted for an increase in operating revenues of approximately $180.1 million for the three months ended June 30, 1999 and $321.2 million for the six months ended June 30, 1999 as compared to the prior year periods. NASW operating revenues also increased from internal growth of comparable operations of 0.5% and 2.6% for the three and six months ended June 30, 1999, respectively, as compared to the prior year periods. Price increases were 3.1% for the three months ended June 30, 1999 as compared to the prior year period, however were offset by the effect of a resulting decline in volumes of 2.6% for that period. Internal growth for the six months ended June 30, 1999 was comprised of 2.4% price and 0.2% volume. For the three and six months ended June 30, 1999, NASW operating revenues decreased as a result of the divestiture of solid waste operations with operating revenues of $72.6 million and $167.4 million in the respective prior year periods. NASW comparable operating revenues for the three and six months ended June 30, 1999, were also reduced by approximately $17.4 million and $34.1 million, respectively, due to the renewal of a biosolids management contract, which now excludes a capital cost recovery element and by approximately $26.8 million and $48.8 million, respectively, from a change in presentation of certain revenue items. NASW operating revenues were not significantly impacted by currency translation fluctuations of the Canadian dollar.

     WM International's operating revenues for the three and six months ended June 30, 1999 increased as a result of internal growth of 2.9% and 3.1%, respectively, and from acquisitions of solid waste operations with revenues of $23.0 million and $28.3 million, respectively, as compared to the corresponding prior year periods. Additionally, the WM International operating revenues increased by $4.6 million for both the three and six months ended June 30, 1999 as compared to respective prior year periods as a result of increased landfill disposal taxes in certain countries, which are passed through in disposal rates. These increases were offset by the disposition of operations with operating revenues of $16.9 million and $35.6 million in the three and six months ended June 30, 1998, respectively. Furthermore, foreign currency fluctuations of $10.9 million and $6.4 million decreased operating revenues for the three and six months ended June 30, 1999, respectively, as compared to the respective 1998 periods.

     Operating revenues for Non-solid waste operations were comparable for the respective periods. The Company expects decreasing operating revenues from its Non-solid waste operations in future periods, as the Company has sold its industrial services and hazardous business units as discussed above and is actively marketing other Non-solid waste operations.

     The Company believes that its NASW operating revenues in the three and six months ended June 30, 1999 may have been detrimentally affected by volumes that were under expectations and difficulties in integration of the operations of the merged company, including the Company's information systems and work flow related thereto, which also resulted in increases in accounts receivable. The Company intends to continue to address these issues throughout the remainder of 1999 and expects to add resources toward that end. In addition, the Company believes that its internal growth may have been detrimentally affected by certain inflexibilities in its pricing strategy and lack of responsiveness of that strategy to localized competitive conditions, resulting in lost volumes. The Company intends to continue to review its pricing strategy to enhance its competitiveness in future periods.

  Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

     Operating costs and expenses decreased $44.0 million or 2.3% and $168.5 million or 4.5% for the three and six months ended June 30, 1999, respectively, as compared to the corresponding periods of 1998. As a percentage of operating revenues, operating costs and expenses decreased from 58.8% to 56.0% for the three months ended June 30, 1998 and 1999, respectively, and decreased from 59.7% to 55.3% for the six months ended June 30, 1998 and 1999, respectively. The Company realized reductions in costs and improvements in operating efficiencies from its acquisition program and the WM Holdings Merger. Additionally, the Company realized improvements in NASW due to the increased utilization of internal disposal capacity, which is measured as a percentage of total disposal costs, from 56.4% to 66.5% for the three months ended June 30, 1998 and 1999, respectively and from 56.2% to 65.0% for the six months ended June 30, 1998 and 1999, respectively.

     For the six months ended June 30, 1999, operating costs and expenses were favorably impacted by $58 million in the three months ended March 31, 1999 attributable to downward revisions in remediation liabilities relating to certain of the Company's operations. Of this amount, $23 million is attributable to revisions of reserves associated with the Company's Eastern Area of its NASW. The remaining $35 million is attributable to revisions of remediation liabilities associated with the Company's international operations. As part of its on-going operations, the Company reviews its reserve requirements for remediation and other environmental matters based on an analysis of, among other things, the regulatory context surrounding landfills and remaining airspace capacity in light of changes to operational efficiencies. Accordingly, revisions to reserve requirements may result in upward or downward adjustments to income from operations in any given period.

  General and Administrative

     General and administrative expenses decreased $95.0 million or 25.0% and $184.6 million or 25.3% for the three and six months ended June 30, 1999, respectively, as compared to the corresponding periods of 1998. As a percentage of operating revenues, the Company's general and administrative expense was 8.5% for both the three and six months ended June 30, 1999, respectively, as compared to 11.7% for the corresponding periods of 1998. The improvement in general and administrative expense as a percentage of revenues is primarily due to the Company's integration of acquisitions and mergers of solid waste businesses without a proportionate increase of costs.

  Depreciation and Amortization

     Depreciation and amortization expense decreased $3.0 million, or 0.8% and $3.0 million or 0.4% for the three and six months ended June 30, 1999, respectively, as compared to the respective periods in 1998. As a percentage of operating revenues, depreciation and amortization expense was 11.5% and 11.6% for the three and six months ended June 30, 1999, respectively and 11.9% and 12.0% for the respective corresponding periods of 1998. The decrease in depreciation and amortization as a percentage of operating revenues is primarily due to the improved utilization of equipment through internal growth as well as the discontinuance of depreciation and amortization on non-revenue producing assets held for sale or abandoned in connection with the WM Holdings Merger and the Eastern Merger. Additionally, the Company's engineers have been studying the impact of accelerated biodegration in its landfills due to leachate recirculation and related organic reactions. At certain of the Company's landfills that operate in geological locations conducive to accelerated biodegration, landfill airspace rates have been adjusted to reflect longer estimated useful lives. This had the impact of reducing depreciation and amortization expense by approximately $6.0 million in the first quarter of 1999 and approximately $7.0 million in the second quarter of 1999 as compared to prior year periods. Offsetting these decreases is the increased utilization of internal disposal capacity which has the effect of increasing landfill amortization expense for every internalized ton disposed without an increase in net operating revenues.

  Merger Costs and Unusual Items

     In connection with the WM Holdings Merger and the Eastern Merger, the Company incurred significant merger costs and unusual items in the third and fourth quarters of 1998 as described in the Company's 1998 Annual Report on Form 10-K. Additionally, the Company recorded $62.2 million and $79.7 million of merger costs for the three and six months ended June 30, 1999, respectively, and expects to record approximately $27.4 million throughout the remainder of 1999 for merger costs that are transitional in nature and not accruable until incurred or committed. The merger cost amount for the six months ended June 30, 1999 also includes cumulative offsetting adjustments totaling $15.6 million primarily to conform accounting methods of the Company's ash monofil landfills to that of the Company's solid waste landfills.

     The Company is in the process of settling its obligations under the WM Holdings defined benefit plan which was terminated as of December 31, 1998. The actual cash cost of settling the plan can not be recorded until paid and is currently estimated to be approximately $215 million; an increase of approximately $90.0 million over the previous estimate. This increase is due to the availability of updated census data and revised actuarial assumptions in the formulation of the estimates. Due to the necessary review and approval process, management expects the payout to certain categories of participants to occur in 1999 with the remaining participants expected to be paid in 2000. For the six months ended June 30, 1999, unusual items included $6.5 million for past service costs related to the terminated plan. Also included in unusual items for the period is a provision of $13.3 million related to the reassessment of ultimate losses for certain legal issues and on-going legal costs of the WM Holdings class action securities matter.

     Cash payments of $153.9 million and $295.9 million were made by the Company during the three and six months ended June 30, 1999, respectively, related to merger costs recorded in 1998 for the WM Holdings Merger and the Eastern Merger. Future cash payments are expected to be approximately $700.0 million related to the merger costs and unusual items recorded or to be recorded in connection with the WM Holdings Merger and Eastern Merger. The total estimated future cash payments of approximately $700.0 million includes the aforementioned payout of the WM Holdings defined benefit plan.

     Certain WM Holdings' employee stock option plans included change of control provisions that were activated as a result of the WM Holdings Merger whereby the option holder received certain put rights that require charges to earnings through the put periods. To the extent the market value of the Company's common stock exceeded $54.34 per share, the Company was required to record additional charges to earnings until

July 16, 1999, at which time all put rights expired. The expense related to these stock option put rights would have had no impact on stockholders' equity, as the offset was a direct increase to additional paid in capital, since these put rights were satisfied by the issuance of common stock. As the market value of the Company's common stock was less than $54.34 per share as of the date the put rights expired, there will be no charges to earnings in future periods related to the put rights.

     Merger costs for the WM Holdings Merger and the Eastern Merger include estimates for anticipated losses related to the sales of assets pursuant to governmental orders. These anticipated losses have been estimated based on the Company's assessment of relevant facts and circumstances, including consideration of the various provisions of asset sale agreements. In certain instances, the asset sale agreements contain contingencies, the resolution of which are uncertain and may materially change the proceeds which the Company will ultimately receive. Accordingly, dependent upon actual future experience and the resolution of certain contingencies, the amount of losses ultimately recorded by the Company could materially differ from the amounts recorded by the Company. The Company is unable to determine the earnings impact of the Eastern Merger or any synergies that may ultimately be achieved. During the second quarter of 1999, the Company resolved an outstanding contingency regarding its sale of assets to Republic Services, Inc. which reduced the loss on that sale by approximately $80 million. Offsetting this amount, the Company (i) consummated its sale of 51% of its high organic waste fuels blending and on-site industrial cleaning services which resulted in losses of approximately $5 million greater than previously estimated; (ii) increased its anticipated losses by approximately $14 million related to the assets required to be sold pursuant to the Eastern Merger; and (iii) identified other non-core operations for disposition that have a book value of approximately $36 million greater than the estimated proceeds.

     For the three and six months ended June 30, 1998, respectively, the Company recorded $7.4 million and $15.0 million of merger costs related to other pooling of interests transactions consummated during the periods.

  Income from Continuing Operations Held for Sale (Net of Minority Interest)

     The Company had operations that were previously classified as discontinued operations for accounting and financial reporting purposes that were subsequently reclassified to continuing operations as of December 31, 1997, as the dispositions were not completed within one year. The Company had divested of substantially all of such operations as of September 30, 1998.

  Income from Operations

     Income from operations was $715.5 million and $1,475.6 million for the three and six months ended June 30, 1999, respectively, as compared to $569.2 million and $1,021.5 million for the corresponding periods of 1998. As a percentage of operating revenues, income from operations, exclusive of merger costs, unusual items and loss from continuing operations held for sale (net of minority interest) increased from 17.6% to 23.9% for the three months ended June 30, 1998 and 1999, respectively and 16.6% to 24.6% for the six months ended June 30, 1998 and 1999, respectively. The increase in operating margins as a percentage of operating revenues is primarily due to internal growth, tuck-in acquisitions, merger synergies, productivity enhancements, increased waste internalization and downward revisions in remediation liabilities of $58 million.

  Other Income and Expenses

     Other income and expenses consists of interest expense, interest income, other income and minority interest. Although the Company has experienced lower borrowing rates as compared to prior years, interest costs, which includes amounts capitalized, increased from 1998 to 1999 due to increases in the Company's outstanding indebtedness for each period. Capitalized interest was $11.3 million and $23.2 million for the three and six months ended June 30, 1999, respectively, and $8.6 million and $18.6 million for the corresponding periods of 1998. Included as other income for the six months ended June 30, 1998 is a gain of approximately $38.0 million from the sale of a waste-to-energy facility in Hamm, Germany in January 1998.

     During 1998, the Company acquired the outstanding minority interest in Wheelabrator Technologies, Inc., Waste Management International plc, and the operations in the United Kingdom which were 49% owned by Wessex Water Plc. As a result, the minority interest expense is lower in 1999 than the amount recognized in 1998.

  Provision for Income Taxes

     The Company recorded a provision for income taxes of $227.6 million and $475.6 million for the three and six months ended June 30, 1999, respectively, and $184.4 million and $351.0 million for the corresponding periods of 1998. The difference in federal income taxes at the federal statutory rate and the provision for income taxes for the six months ended June 30, 1999 is primarily due to state and local income taxes and non-deductible costs related to acquired intangibles.

  Net Income

     For the three and six months ended June 30, 1999, net income was $318.3 million and $665.0 million or $0.50 and $1.05 per share on a diluted basis, respectively, as compared to $242.9 million and $424.3 million or $0.41 and $0.72 per share on a diluted basis for the respective prior year periods. Excluding the net income effects of charges for merger costs, asset impairments and unusual items and income from continuing operations held for sale of $82.0 million and $99.5 million for the three and six months ended June 30, 1999, respectively, and $2.4 million and $12.4 million for the corresponding periods of 1998, diluted earnings per share were $0.58 and $1.14 for the three and six months ended June 30, 1999, respectively, and $0.41 and $0.75 for the corresponding periods of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements primarily stem from (i) its working capital needs for its ongoing operations, (ii) capital expenditures for cell construction and expansion of its disposal sites, as well as new trucks and equipment for its collection operations, and (iii) business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds and secondly from various financing sources available to the Company, including the incurrence of debt and the issuance of its common stock. It is further part of the Company's strategy to minimize working capital while maintaining available commitments under bank credit agreements to fund any capital needs in excess of internally generated cash flow. The Company had unused and available credit capacity under its domestic bank facilities of $2.3 billion and $1.6 billion at June 30, 1999 and August 11, 1999, respectively.

     As of June 30, 1999, the Company had a working capital deficit of $321.8 million (a ratio of current assets to current liabilities of 0.92:1) and a cash balance of $81.0 million which compares to a working capital deficit of $412.3 million (a current ratio of 0.90:1) and a cash balance of $86.9 million as of December 31, 1998. For the six months ended June 30, 1999, net cash provided by operating activities was $784.8 million, as compared to $738.9 million for the comparable prior year period and net cash used by financing activities was $42.0 million in 1999, as compared to amounts provided of $2.0 billion in 1998. In the six months ended June 30, 1999, cash used to acquire businesses for $644.5 million, capital expenditures of $614.1 million and net debt reduction of approximately $207.1 million were primarily financed by cash from operating activities and proceeds from sale of assets of $502.7 million. In the six months ended June 30, 1998, capital expenditures of $735.8 million and acquisitions of businesses and outstanding minority interests of $2.3 billion were primarily financed through net cash from operations, proceeds from sale of assets of $455.3 million and net cash from financing activities.

     On May 21, 1999, the Company completed a private placement of $1.15 billion of its senior notes, including $200 million principal amount of 6% senior notes due 2001 at an issue price of 99.966, $500 million principal amount of 6 7/8% senior notes due 2009 for an issue price of 99.674, $250 million principal amount of 7 3/8% senior notes due 2029 for an issue price of 99.595 and an additional $200 million principal amount of 6 1/2% senior notes due 2004 for an issue price of 99.721. The notes were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and may only be resold pursuant to Rule 144A of the Securities Act.

     Since the WM Holdings Merger was consummated in July 1998, the Company has undergone a massive conversion of its computer and financial reporting systems as part of the integration of the two companies. Moreover, the Company adopted a decentralized billing system for the merged entity (as opposed to the centralized system employed by WM Holdings prior to the WM Holdings Merger). The billing system conversion was substantially completed in May 1999. As a result of this system conversion, coupled with the significant merger integration process, the Company has seen its accounts receivable grow and its days sales outstanding ("DSOs") expand from 58 days at June 30, 1998 to 65 days at June 30, 1999. In addition, during the first six months of 1999 the Company paid approximately $295.9 million for costs directly or indirectly related to the WM Holdings Merger and Eastern Merger, the majority of which were accrued as liabilities as of December 31, 1998. Consequently, the Company's net cash provided by operating activities for the first half of 1999, was significantly impacted by these, and to a lesser extent, other working capital issues. Although there can be no assurance of improvement, the Company expects its DSOs to improve in the second half of 1999 and is making a concerted effort to enhance the receivable collection process. The Company expects to fund additional merger, pension and litigation obligations of approximately $700 million over the next 12 to 15 months.

     In the second quarter of 1999, the Company entered into an agreement to purchase all of the Canadian solid waste assets of Allied Waste Industries, Inc. acquired upon its acquisition of Browning-Ferris Industries, Inc. The purchase price for these assets is approximately $501 million in cash. This acquisition is contingent on customary conditions; however, it is expected to be consummated at or near the end of the third quarter of 1999.

     During the first six months of 1999, the Company generated free cash flow from operations ("FCF") of $170.7 million. The Company defines FCF as net cash provided by operating activities less capital expenditures. Through cash payments and the conversion of approximately $261 million of subordinated debt to equity, the Company reduced its total indebtedness for borrowed money during the first half of 1999 by approximately $396 million to about $11.3 billion at June 30, 1999. Regardless, in response to the Company's current quarter results and revision of its future earnings estimates, long term debt and commercial paper ratings were lowered by Moody's and Standard & Poor's credit rating agencies. The ratings continue to be under review and further ratings deterioration may result. An objective of the Company's strategic initiative is to maintain its long-term investment grade characteristics. There can be no assurance that such characteristics can be maintained. In light of the decline in credit ratings, the Company has ceased the issuance of commercial paper at this time. The Company expects to use existing bank credit facilities to redeem outstanding commercial paper and to meet future liquidity requirements. The Company expects to incur higher borrowing costs for the foreseeable future as a result of these actions. The Company believes it has sufficient credit capacity and cash flow generating capability to provide for its expected obligations for the remainder of 1999 and in the future. However, the Company is analyzing certain liquidity financing arrangements and may decide to enter into one or more financing arrangements to provide added liquidity to the Company. However, there can be no assurance that the Company would be successful in obtaining such additional capital on acceptable terms. The Company is consulting with its financial advisors to determine the optimal approach for structuring its credit facilities in light of its announced strategic initiatives.

RECENT DEVELOPMENTS

     On July 6, 1999, the Company announced that it had lowered its expected earnings per share for the three-month period ended June 30, 1999. On July 29, 1999, the Company announced a further reduction in its expected earnings for that period. On August 3, 1999, the Company announced that its reported operating income for the three-month period ended March 31, 1999 may have included certain non-recurring pretax income items. Between July 8, 1999 and August 4, 1999, several lawsuits that purport to be based on one or more of these announcements have been filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas. Taken together, the plaintiffs in these lawsuits purport to assert claims on behalf of a class of purchasers of the Company's common stock between

June 10, 1998 and August 2, 1999. Among other things, the plaintiffs allege that the Company and certain of its officers and directors (i) made knowingly false earnings projections for the three months ended June 30, 1999 and (ii) failed to adequately disclose facts relating to its earnings projections that the plaintiffs allege would have been material to purchasers of the Company's common stock. The plaintiffs also claim that certain of the Company's officers and directors sold common stock at prices known to be inflated by the alleged material misstatements and omissions. The plaintiffs in these actions seek damages with interest, costs and such other relief as the respective courts deem proper.

     In addition, two of the Company's shareholders have filed lawsuits against certain officers and directors of the Company in connection with the events surrounding the Company's second quarter 1999 earnings projections and July 6, 1999 earnings announcement. These lawsuits were filed in the Court of Chancery of the State of Delaware on July 16, 1999 and in the United States District Court for the Southern District of Texas on July 27, 1999. The plaintiffs in these actions purport to allege derivative claims on behalf of the Company against these individuals for alleged breaches of fiduciary duty resulting from their alleged stock sales during the three-month period ended June 30, 1999 and/or their oversight of the Company's affairs. The lawsuits name Waste Management, Inc. as a nominal defendant and seek compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the respective courts deem proper.

     The Company has also received a letter from participants in the Company's Employee Stock Purchase Plan who allegedly purchased the Company's common stock on June 30, 1999. The letter demands that the Administrative Committee of the Plan bring an action against the Company and certain selling officers and directors for losses allegedly sustained by the participants in their stock purchases. These Plan participants have indicated in the letter that, absent action by the Plan, they intend to sue the Company and the directors and officers on behalf of the Plan and its participants.

     In addition, the United States Securities and Exchange Commission ("SEC") has notified the Company of an informal inquiry into the period ended June 30, 1999, as well as certain sales of the Company's common stock that preceded the Company's July 6, 1999 earnings announcement.

     The New York Stock Exchange has notified the Company that its Market Trading Analysis Department is reviewing transactions in the stock of the Company prior to the July 6, 1999 earnings forecast announcement.

     The Company is conducting a thorough investigation of each of the allegations that have been made in connection with the Company's second quarter 1999 earnings communications. As part of this investigation, the Company's Board of Directors has authorized a review of the allegations that have been made against certain of the Company's officers and directors. Roderick M. Hills, the former chairman of the SEC and chairman of the Company's audit committee, is directing the review.

     The Company has received a Civil Investigative Demand ("CID") from the Antitrust Division of the United States Department of Justice inquiring into the Company's non-hazardous solid waste operations in the State of Massachusetts. The CID purports to have been issued for the purpose of determining whether the Company has engaged in monopolization, illegal contracts in restraint of trade, or anticompetitive acquisitions of disposal and/or hauling assets. The CID requires the Company to provide the Department of Justice with certain documents to assist it in its inquiry.

     On July 16, 1999, a lawsuit was filed against the Company in the Circuit Court for Sumter County in the State of Alabama. The plaintiff in the lawsuit purports to allege on behalf of a class of similarly situated persons that the Company has deprived the class of lump sum payments of pension plan benefits allegedly promised to be paid in connection with termination of the WM Holdings defined benefit pension plan. On behalf of the purported class, the plaintiff seeks compensatory and punitive damages, costs, restitution with interest, and such other relief as the Court deems proper.

     It is not possible at this time to predict the impact that the above lawsuits may have on WM Holdings or the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is reasonably possible that the outcome of any present or future litigation may have a material adverse impact on their respective financial conditions or results of operations in one or more future periods. The Company and WM Holdings intend to defend themselves vigorously in all the above matters.

     An Executive Committee of the Board of Directors of the Company has been formed consisting of Ralph V. Whitworth, Roderick M. Hills and Jerome P. York. The Board of Directors has appointed Mr. Whitworth, a managing member of Relational Investors LLC, as Chairman of the Executive Committee.

     Rodney R. Proto has relinquished his position as the Company's President and Chief Operating Officer and as a member of the Board of Directors. Earl E. DeFrates has resigned as Chief Financial Officer but will remain with the Company as Executive Vice President to assist senior management. Gregory T. Sangalis has resigned as the Company's General Counsel.

     The Company's Board of Directors has appointed Ralph V. Whitworth its Chairman. The Company's former Chairman, John E. Drury, will remain a member of the Board of Directors.

     The Company has initiated a search for a new Chief Executive Officer, Chief Financial Officer and General Counsel. Pending the conclusion of this search, the Company's Board of Directors has appointed Robert S. Miller as the Company's Chief Executive Officer and President. Mr. Miller served as Chairman of the Board of the Company from July 1998 until May 1999 and was a director of WM Holdings from October 1997 to July 1998. Mr. Miller serves as Vice Chairman of Morrison Knudsen Corporation, an engineering and construction firm. He also served as Chief Executive Officer of Federal-Mogul Corporation from September until November 1996 and as Chairman of Morrison Knudsen Corporation from April 1995 until September 1996. In addition, since 1993 he has served as Vice President and Treasurer of Moore Mill and Lumber, a privately held forest product firm, and from 1992 to 1993, he served as Senior Partner of James D. Wolfensohn, Inc., an investment banking firm. From 1979 to 1992, Mr. Miller was with Chrysler Corporation ("Chrysler"), an automobile and truck manufacturing firm, rising to become Vice-Chairman of the Board after serving as Chrysler's Chief Financial Officer. Mr. Miller is a director of Federal-Mogul Corporation, Morrison Knudsen Corporation, Pope & Talbot, Inc., and Symantec Corporation.

     The Board of Directors has initiated a strategic initiative aimed at increasing shareholder value. The Company has engaged Chase Securities, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation as financial advisors to assist the Company in this matter. The plan calls for disposition of some or all of the Company's International assets, a substantial majority of the Company's non-core assets, and certain non-strategic North American solid waste assets that account for 10% of the Company's operating revenues in that sector. The Company intends immediately to initiate the disposition of these assets, and plans to substantially complete these asset sales in the next 12 months, although there can be no assurance that these dispositions will be completed in the time frame contemplated. The Company expects to use the proceeds of these asset dispositions as they are realized to repay debt, repurchase shares and pursue tuck-in acquisitions.

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

YEAR 2000 DATE CONVERSION

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive data by the Company's computerized information systems. In 1997, the Company began to modify its North American computer information systems to ensure proper processing of transactions relating to the Year 2000 and beyond and completed the majority of the required modifications to its critical business systems in use in North America during 1998. The Company expects to have all of such modifications completed during the third quarter of 1999. For WM International, systems supplied by an outside vendor are used for critical operations. That vendor has supplied the Company with Year 2000 compliant versions, deployment of which is largely completed. The Company expects that the systems used by WM International will be fully Year 2000 compliant during the third quarter of 1999. The amounts charged to expense during the first and second quarters of 1999 related to the Year 2000 compliance modifications have not been material and any additional charges in 1999 are not expected to be material to the Company's financial position, results of operations or cash flows.

     In addition to its critical business systems, the Company has addressed the issue of the Year 2000 impact on certain of its embedded technologies. Incinerators and monitoring wells both have computer chips embedded within them, and the Company is upgrading those chips to avoid any malfunctioning of the chips as a result of the Year 2000. The Company expects such upgrades to be complete by the end of 1999. The Company is also taking steps to resolve Year 2000 compliance issues that may be created by customers, suppliers and financial institutions with whom the Company does business. However, there can be no guarantee that the systems of other entities will be converted timely.

     The Company is in the process of establishing a worst case scenario and written contingency plan to address any issues that could arise should the Company or if any of its suppliers or customers not be prepared to accommodate Year 2000 issues timely. The Company believes that in an emergency it could revert to the use of manual systems that do not rely on computers and could perform the minimum functions required to provide information reporting to maintain satisfactory control of the business. Should the Company have to utilize manual systems, it is uncertain that it could maintain the same level of operations, and this could have a material adverse impact on the business. The Company intends to maintain constant supervision on this situation and will develop such additional contingency plans as are required by the changing environment.

NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets of liabilities in the statement of financial position and measure these instruments as fair value. SFAS No. 133 is effective for the Company in its first fiscal quarter in 2001. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.

                                    PART II.

ITEM 1. LEGAL PROCEEDINGS.

     In addition to previously disclosed litigation against WM Holdings, there are several other actions and claims that arise out of the same set of facts as those giving rise to the purported securities class actions concerning statements made in 1996 and 1997 about WM Holdings financial condition and results of operations. Such actions and claims have been brought by business owners who received WM Holdings common stock in the sales of their businesses to WM Holdings. These actions and claims, one of which purports to be class action, allege, among other things, breach of warranty or breach of contract based on WM Holdings' restatement of earnings in February 1998. In April 1999, courts having jurisdiction over two such actions, including the purported class action, granted summary judgement against WM Holdings and in favor of the individual plaintiffs who brought the respective claims on the issue of breach of contract. The extent of damages, if any, in either action has not yet been determined.

     In December 1998, the Company announced an agreement to settle the consolidated action against all defendants and the establishment of a settlement fund of $220 million for the class of open market purchasers of WM Holdings securities between November 3, 1994, and February 24, 1998. The settlement agreement with the plaintiffs is still subject to the requirements of, notice to the class and final approval by the Court after a hearing. There can be no assurances that the Court will find the settlement to be fair to the class. Also, because otherwise eligible members of the class may opt out of the lawsuit, there can be no assurances that WM Holdings will not be a party to additional lawsuits or claims brought by open market purchasers of the Company's securities.

     In June 1999, the Company was notified that the EPA is conducting a civil investigation of alleged CFC disposal violations by Waste Management of Massachusetts, Inc. ("WMMA") to determine whether further enforcement measures are warranted. The activities giving rise to the allegations of CFC disposal violations appear to have occurred prior to July 30, 1998. On July 29, 1998, the EPA inspected WMMA's operations, notified the Company of the alleged violations and issued an Administrative Order in January 1999 requiring WMMA to comply with the CFC regulations. WMMA is cooperating with the investigation and the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

     The Company has been advised by the United States Department of Justice that Laurel Ridge Landfill, Inc., a wholly owned subsidiary of the Company as a result of the Company's acquisition of United Waste Systems, Inc. ("United") in August 1997, allegedly committed certain violations of the Clean Water Act at the Laurel Ridge Landfill in Kentucky. The alleged activities occurred during a period prior to the Company's acquisition of United. In May 1999, the Company pleaded guilty to a criminal misdemeanor and, subject to court approval, agreed to pay a fine and in kind services. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

     In March 1999, the Company was notified that All Waste Systems, Inc. ("All Waste") and two other indirect subsidiaries acquired in the Eastern Merger, as well as a current employee of the Company, were suspended from future contracting with any agency in the executive branch of the United States Government pending proceedings. The suspension and potential debarment are based on a September 1997 conviction of All Waste of mail fraud and other activities that occurred prior to the ownership of the entities by Eastern. In May 1999, the United States Government removed the three entities from the suspension and proposed debarment list due to a lack of nexus between the activities in question and the current ownership of the Company.

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

     On July 6, 1999, the Company announced that it had lowered its expected earnings per share for the three-month period ended June 30, 1999. On July 29, 1999, the Company announced a further reduction in its expected earnings for that period. On August 3, 1999, the Company announced that its reported operating income for the three-month period ended March 31, 1999 may have included certain non-recurring pretax income items. Between July 8, 1999 and August 4, 1999, several lawsuits that purport to be based on one or more of these announcements have been filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas. Taken together, the plaintiffs in these lawsuits purport to assert claims on behalf of a class of purchasers of the Company's common stock between June 10, 1998 and August 2, 1999. Among other things, the plaintiffs allege that the Company and certain of its officers and directors (i) made knowingly false earnings projections for the three months ended June 30, 1999 and (ii) failed to adequately disclose facts relating to its earnings projections that the plaintiffs allege would have been material to purchasers of the Company's common stock. The plaintiffs also claim that certain of the Company's officers and directors sold common stock at prices known to be inflated by the alleged material misstatements and omissions. The plaintiffs in these actions seek damages with interest, costs and such other relief as the respective courts deem proper.

     In addition, two of the Company's shareholders have filed lawsuits against certain officers and directors of the Company in connection with the events surrounding the Company's second quarter 1999 earnings projections and July 6, 1999 earnings announcement. These lawsuits were filed in the Court of Chancery of the State of Delaware on July 16, 1999 and in the United States District Court for the Southern District of Texas on July 27, 1999. The plaintiffs in these actions purport to allege derivative claims on behalf of the Company against these individuals for alleged breaches of fiduciary duty resulting from their alleged stock sales during the three-month period ended June 30, 1999 and/or their oversight of the Company's affairs. The lawsuits name Waste Management, Inc. as a nominal defendant and seek compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the respective courts deem proper.

     The Company has also received a letter from participants in the Company's Employee Stock Purchase Plan who purchased the Company's common stock on June 30, 1999. The letter demands that the Administrative Committee of the Plan bring an action against the Company and certain selling officers and directors for losses allegedly sustained by the participants in their stock purchases. These Plan participants have indicated in the letter that, absent action by the Plan, they intend to sue the Company and the directors and officers on behalf of the Plan and its participants.

     In addition, the SEC has notified the Company of an informal inquiry into the period ended June 30, 1999, as well as certain sales of the Company's common stock that preceded the Company's July 6, 1999 earnings announcement.

     The New York Stock Exchange has notified the Company that its Market Trading Analysis Department is reviewing transactions in the stock of the Company prior to the July 6, 1999 earnings forecast announcement.

     The Company is conducting a thorough investigation of each of the allegations that have been made in connection with the Company's second quarter 1999 earnings communications. As part of this investigation, the Company's Board of Directors has authorized a review of the allegations that have been made against certain of the Company's officers and directors. Roderick M. Hills, the former chairman of the SEC and chairman of the Company's audit committee, is directing the review.

     The Company has received a CID from the Antitrust Division of the United States Department of Justice inquiring into the Company's non-hazardous solid waste operations in the State of Massachusetts. The CID purports to have been issued for the purpose of determining whether the Company has engaged in monopolization, illegal contracts in restraint of trade, or anticompetitive acquisitions of disposal and/or hauling assets. The CID requires the Company to provide the Department of Justice with certain documents to assist it in its inquiry.

     On July 16, 1999, a lawsuit was filed against the Company in the Circuit Court for Sumter County in the State of Alabama. The plaintiff in the lawsuit purports to allege on behalf of a class of similarly situated persons that the Company has deprived the class of lump sum payments of pension plan benefits allegedly promised to be paid in connection with termination of the WM Holdings defined benefit pension plan. On behalf of the purported class, the plaintiff seeks compensatory and punitive damages, costs, restitution with interest, and such other relief as the Court deems proper.

     It is not possible at this time to predict the impact that the above lawsuits and inquiries may have on WM Holdings or the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is reasonably possible that the outcome of any present or future litigation or inquiries may have a material adverse impact on their respective financial conditions or results of operations in one or more future periods. The Company and WM Holdings intend to defend themselves vigorously in all the above matters.

     In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the foreign, federal, state, and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved related to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 1999, there were four proceedings involving Company subsidiaries where the sanctions involved could potentially exceed $100,000. The Company believes that any such fines or penalties will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

     The Company and certain of its subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of their business, some of which are addressed elsewhere in this report or in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, the Company believes that these matters will not have a material adverse effect on its consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's Annual Meeting of Stockholders held on May 14, 1999, a proposal to elect the nominees listed in the following table as Class I directors of the Company was submitted to a vote of the Company's stockholders. The following table also shows the results of voting as to each nominee:

                          NOMINEE                              VOTES FOR    VOTES WITHHELD
                          -------                             -----------   --------------
Pastora San Juan Cafferty...................................  517,586,278     2,324,725
Ralph F. Cox................................................  517,604,832     2,306,172
Richard J. Heckmann.........................................  517,620,222     2,290,782
Steven G. Rothmeier.........................................  517,594,157     2,316,847

     At the same meeting, a proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 was submitted to a vote of the Company's stockholders. The proposal was adopted by the stockholders, receiving 518,353,020 votes for, 648,541 votes against and 909,443 votes withheld.

ITEM 5. OTHER INFORMATION.

     In the second quarter of 1999, the Company entered into an agreement to purchase all of the Canadian solid waste assets of Allied Waste Industries, Inc. acquired upon its acquisition of Browning-Ferris Industries, Inc. The purchase price for these assets is approximately $501 million in cash. This acquisition is contingent on customary conditions; however, it is expected to be consummated at or near the end of the third quarter of 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

     EXHIBIT NO. *                               DESCRIPTION
     -------------                               -----------
            3            -- Restated Bylaws, as amended.
           12            -- Computation of Ratio of Earnings to Fixed Charges.
           27            -- Financial Data Schedule.
          27.1           -- Restated Financial Data Schedule.

---------------

 * In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.

     (b) Reports on Form 8-K:

     During the second quarter of 1999, the Company filed no reports on Form
8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized to sign in the dual responsibility on behalf of the Registrant and as Chief Accounting Officer.

                                            WASTE MANAGEMENT, INC.

                                            By:     /s/ BRUCE E. SNYDER
                                              ----------------------------------
                                                       Bruce E. Snyder
                                                      Vice President and
                                                   Chief Accounting Officer
                                                (Principal Accounting Officer)

Date: August 16, 1999

                               INDEX TO EXHIBITS

        EXHIBIT
        NUMBER*                                  DESCRIPTION
        -------                                  -----------
           3             -- Restated Bylaws, as amended.
          12             -- Computation of Ratio of Earnings to Fixed Charges.
          27             -- Financial Data Schedule.
          27.1           -- Restated Financial Data Schedule.

---------------

* In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.