Form 10-Q
period 1999-09-30
WASTE MANAGEMENT INC
filed 1999-11-15
CIK 823768

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

               For the Quarterly Period Ended September 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, of the registrant outstanding at November 9, 1999, was 619,629,770 (excluding 7,892,612 shares held in the Waste Management, Inc. Employee Stock Benefit Trust and treasury shares of 73,709).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1. FINANCIAL STATEMENTS.

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Current assets:
  Cash and cash equivalents.................................   $   221,862    $    86,873
  Receivables, net..........................................     1,934,598      2,385,911
  Parts and supplies........................................        90,065        128,254
  Deferred income taxes.....................................       287,191        237,616
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................        26,072        127,975
  Prepaid expenses and other................................       164,963        168,163
  Net assets held for sale..................................     2,072,527        746,605
                                                               -----------    -----------
          Total current assets..............................     4,797,278      3,881,397
Property and equipment, net.................................    10,389,877     11,637,739
Excess of cost over net assets of acquired businesses,
  net.......................................................     5,317,151      6,069,098
Other intangible assets, net................................       188,211        181,226
Other assets................................................       732,497        945,738
                                                               -----------    -----------
          Total assets......................................   $21,425,014    $22,715,198
                                                               ===========    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $ 1,097,881    $ 1,040,601
  Accrued liabilities.......................................     1,697,708      2,287,543
  Deferred revenues.........................................       398,015        381,780
  Current maturities of long-term debt......................     2,689,698        583,742
                                                               -----------    -----------
          Total current liabilities.........................     5,883,302      4,293,666
Long-term debt, less current maturities.....................     8,713,546     11,114,201
Deferred income taxes.......................................       463,882        470,107
Environmental liabilities...................................       830,090        971,507
Other liabilities...........................................       974,151      1,381,145
                                                               -----------    -----------
          Total liabilities.................................    16,864,971     18,230,626
                                                               -----------    -----------
Minority interest in subsidiaries...........................         6,995        112,076
                                                               -----------    -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized; none issued................................            --             --
  Common stock, $.01 par value; 1,500,000,000 shares
     authorized; 627,513,627 and 608,307,531 shares issued,
     respectively...........................................         6,275          6,083
  Additional paid-in capital................................     4,452,962      4,091,525
  Retained earnings.........................................       777,485      1,066,506
  Accumulated other comprehensive income....................      (527,851)      (420,804)
  Treasury stock at cost, 73,709 and 63,950 shares,
     respectively...........................................        (3,890)        (2,821)
  Employee stock benefit trust at market, 7,892,612
     shares.................................................      (151,933)      (367,993)
                                                               -----------    -----------
          Total stockholders' equity........................     4,553,048      4,372,496
                                                               -----------    -----------
          Total liabilities and stockholders' equity........   $21,425,014    $22,715,198
                                                               ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                             -------------------------   -----------------------
                                                1999          1998          1999         1998
                                             -----------   -----------   ----------   ----------
Operating revenues.........................  $ 3,395,052   $ 3,237,701   $9,790,462   $9,393,165
                                             -----------   -----------   ----------   ----------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below).............    2,584,341     1,857,300    6,110,317    5,496,144
  General and administrative...............      765,187       310,927    1,309,829    1,049,994
  Depreciation and amortization............      452,970       381,381    1,202,735    1,125,046
  Merger and acquisition related costs.....       31,568     1,564,164      111,263    1,579,127
  Asset impairments and unusual items......      680,284       666,952      700,034      666,952
Loss from continuing operations held for
  sale, net of minority interest...........           --         2,721           --          151
                                             -----------   -----------   ----------   ----------
                                               4,514,350     4,783,445    9,434,178    9,917,414
                                             -----------   -----------   ----------   ----------
Income (loss) from operations..............   (1,119,298)   (1,545,744)     356,284     (524,249)
                                             -----------   -----------   ----------   ----------
Other income (expense):
  Interest expense.........................     (188,634)     (174,262)    (549,702)    (503,347)
  Interest income..........................       20,341         7,256       28,823       21,760
  Minority interest........................       (4,697)       23,868      (17,706)     (14,298)
  Other income.............................        8,691        12,528       39,268      122,960
                                             -----------   -----------   ----------   ----------
                                                (164,299)     (130,610)    (499,317)    (372,925)
                                             -----------   -----------   ----------   ----------
Loss before income taxes and extraordinary
  item.....................................   (1,283,597)   (1,676,354)    (143,033)    (897,174)
Provision for (benefit from) income
  taxes....................................     (335,824)     (417,881)     139,790      (66,887)
                                             -----------   -----------   ----------   ----------
Loss before extraordinary item.............     (947,773)   (1,258,473)    (282,823)    (830,287)
Extraordinary loss on refinancing of debt,
  net of tax benefit of $2,600.............           --            --           --       (3,900)
                                             -----------   -----------   ----------   ----------
Net loss...................................  $  (947,773)  $(1,258,473)  $ (282,823)  $ (834,187)
                                             ===========   ===========   ==========   ==========
Basic earnings per common share:
  Loss before extraordinary item...........  $     (1.53)  $     (2.11)  $    (0.46)  $    (1.44)
  Extraordinary item.......................           --            --           --           --
                                             -----------   -----------   ----------   ----------
  Net loss.................................  $     (1.53)  $     (2.11)  $    (0.46)  $    (1.44)
                                             ===========   ===========   ==========   ==========
Diluted earnings per common share:
  Loss before extraordinary item...........  $     (1.53)  $     (2.11)  $    (0.46)  $    (1.44)
  Extraordinary item.......................           --            --           --           --
                                             -----------   -----------   ----------   ----------
  Net loss.................................  $     (1.53)  $     (2.11)  $    (0.46)  $    (1.44)
                                             ===========   ===========   ==========   ==========
Weighted average number of common shares
  outstanding..............................      619,105       595,506      610,857      579,272
                                             ===========   ===========   ==========   ==========
Weighted average number of common and
  dilutive potential common shares
  outstanding..............................      619,105       595,506      610,857      579,272
                                             ===========   ===========   ==========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    ACCUMULATED
                                         ADDITIONAL                    OTHER                    EMPLOYEE
                                COMMON    PAID-IN      RETAINED    COMPREHENSIVE   TREASURY       STOCK
                                STOCK     CAPITAL      EARNINGS       INCOME        STOCK     BENEFIT TRUST
                                ------   ----------   ----------   -------------   --------   -------------
Balance, December 31, 1998....  $6,083   $4,091,525   $1,066,506     $(420,804)    $(2,821)     $(367,993)
  Common stock options and
     warrants exercised,
     including tax benefits...     89       255,495           --            --          --             --
  Common stock issued for
     acquisitions.............      5        21,268           --            --          --             --
  Foreign currency translation
     adjustment...............     --            --           --       (41,203)         --             --
  Adjustment of employee stock
     benefit trust to market
     value....................     --      (216,060)          --            --          --        216,060
  Adjustment for minimum
     pension liability........     --            --           --       (65,844)         --             --
  Common stock issued for
     conversion of
     subordinated debt........     90       260,588           --            --          --             --
  Dividends...................     --            --       (6,198)           --          --             --
  Other.......................      8        40,146           --            --      (1,069)            --
  Net loss....................     --            --     (282,823)           --          --             --
                                ------   ----------   ----------     ---------     -------      ---------
Balance, September 30, 1999...  $6,275   $4,452,962   $  777,485     $(527,851)    $(3,890)     $(151,933)
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

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Cash flows from operating activities:
  Net loss..................................................  $  (282,823)  $  (834,187)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................    1,202,735     1,125,046
     Provision for doubtful accounts........................      171,438        27,822
     Deferred income taxes..................................      110,939      (500,277)
     Minority interest in subsidiaries......................       17,706        14,298
     Gain on sale of assets.................................       (6,486)      (78,751)
     Effect of merger and acquisition related costs, asset
      impairments and unusual items.........................      602,684     1,443,800
     Changes in assets and liabilities, net of effects of
      acquisitions and divestitures:
       Receivables..........................................     (121,924)     (197,678)
       Prepaid expenses and other...........................       97,329       (36,611)
       Other assets.........................................       29,393        99,351
       Accounts payable and accrued liabilities.............     (285,945)      316,982
       Deferred revenues and other liabilities..............     (264,819)       14,649
       Other, net...........................................       22,203       (72,754)
                                                              -----------   -----------
Net cash provided by operating activities...................    1,292,430     1,321,690
                                                              -----------   -----------
Cash flows from investing activities:
  Short-term investments....................................      (24,461)       58,323
  Acquisitions of businesses, net of cash acquired..........   (1,181,832)   (1,735,835)
  Capital expenditures......................................     (876,900)   (1,091,104)
  Proceeds from sales of assets.............................      502,681       411,322
  Acquisitions of minority interests........................           --      (887,849)
  Other, net................................................      (37,022)       19,970
                                                              -----------   -----------
Net cash used in investing activities.......................   (1,617,534)   (3,225,173)
                                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................    3,770,953     4,836,895
  Principal payments on long-term debt......................   (3,488,331)   (3,917,912)
  Cash dividends............................................           --       (83,240)
  Net proceeds from issuance of common stock................           --       203,876
  Proceeds from sale of treasury stock......................           --       739,161
  Proceeds from exercise of common stock options and
     warrants and other employee benefit programs...........      175,444       134,776
  Other, net................................................           --       (22,256)
                                                              -----------   -----------
Net cash provided by financing activities...................      458,066     1,891,300
                                                              -----------   -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        2,027         1,650
                                                              -----------   -----------
Increase (decrease) in cash and cash equivalents............      134,989       (10,533)
Cash and cash equivalents at beginning of period............       86,873       189,942
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $   221,862   $   179,409
                                                              ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                               -----------------------   ---------------------
                                                 1999         1998         1999        1998
                                               ---------   -----------   ---------   ---------
Net loss.....................................  $(947,773)  $(1,258,473)  $(282,823)  $(834,187)
Other comprehensive income (loss):
  Foreign currency translation adjustment....     62,813        (3,456)    (41,203)    (57,121)
  Minimum pension liability adjustment, net
     of taxes of $41,920.....................    (65,844)           --     (65,844)         --
                                               ---------   -----------   ---------   ---------
Comprehensive loss...........................  $(950,804)  $(1,261,929)  $(389,870)  $(891,308)
                                               =========   ===========   =========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The condensed consolidated financial statements of Waste Management, Inc. and subsidiaries (the "Company") presented herein are unaudited. In the opinion of management, these financial statements include all adjustments (which include normal recurring and nonrecurring adjustments, as disclosed below) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented except as discussed in Note 1. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Current Report on Form 8-K dated September 17, 1999 and the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts for certain revenues and expenses during the reporting period. Future events could alter such estimates in the near term and actual results could differ materially from those estimates. See "Managements's Discussion and Analysis" herein.

     Certain reclassifications have been made to prior periods in order to conform to the current presentation.

1. THIRD QUARTER 1999 ACCOUNTING REVIEW CHARGES AND ADJUSTMENTS

     During the third quarter of 1999, the Company initiated a comprehensive internal review of its accounting records, systems, processes and controls at the direction of its Board of Directors. As discussed below, the Company experienced significant difficulty in the integration and conversion of information and accounting systems subsequent to the WM Holdings Merger, including certain financial systems and the billing systems. As a result of these systems and process issues, and other issues raised during the third quarter 1999 accounting review, certain charges and adjustments were recorded, as discussed below. As a result of the review, the Company recorded certain adjustments which had a material effect on its financial statements for the three and nine months ended September 30, 1999. The following is a summary of charges recorded during the third quarter of 1999 (in thousands):

Held for sale asset adjustments                           $  414,275
Account reconciliations                                      347,668
Increase to allowance for doubtful accounts and other
          accounts receivable adjustments                    211,483
Asset impairments (excluding held for sale adjustments)      178,309
Insurance reserves and other insurance adjustments           147,868
Legal, severance and consulting accruals                     141,999
Loss contract reserve adjustments                             49,338
Increases in environmental reserves                           48,983
Merger and acquisition related costs                          31,568
Other                                                        191,026
                                                          ----------
Impact of charges before income tax benefit                1,762,517
Income tax benefit                                          (536,756)
                                                          ----------
After-tax charges                                         $1,225,761
                                                          ==========

     In August 1999, the Company's Board of Directors adopted a strategic plan that includes the divestiture of its international operations and certain other businesses. Based primarily on preliminary bids from interested parties, these and certain other assets which were identified as held for sale during the third quarter were written down to fair value less cost to sell in accordance with SFAS No. 121, resulting in a pre-tax charge of approximately $414.3 million. These assets were considered held for use for periods prior to the third

                             WASTE MANAGEMENT, INC.

quarter of 1999 and did not meet the criteria for impairment recognition as a held for use asset, and therefore, were not considered impaired for periods prior to the third quarter. The assets which were identified as held for sale and subject to adjustment include, among others, certain businesses that are part of the Company's international operations, the Company's nuclear services disposal site operations and certain solid waste operations that are not essential parts of the Company's network. See Note 10 for further analysis of net assets held for sale.

     The Company's results for the third quarter reflect pre-tax charges of approximately $347.7 million attributable to the reconciliation of previously unreconciled intercompany accounts, cash, accounts receivable, fixed asset, accounts payable and certain other accounts at the Company's operating districts and other locations. The Company's third quarter accounting review included a detailed review of substantially all of the districts' and other locations' financial and accounting records. The review necessitated a number of adjustments affecting transactions related to the current period and to periods prior to the quarter ended September 30, 1999 involving many different accounts. Although the third quarter charges of $347.7 million may relate to a number of periods, the Company does not currently have sufficient information to identify all specific charges attributable to individual prior periods. Furthermore, producing the required information to perform such an identification of these charges would be cost prohibitive and disruptive to operations. Based on its analysis of available information, nothing has come to the attention of management to indicate that the impact of these charges would have been material in any year prior to 1999.

     The Company has recorded asset impairments of pre-tax charges of $178.3 million related to several landfill sites and certain other operating assets in the third quarter of 1999. These asset impairments resulted from the Company's recent business decisions regarding optimal operating strategies in specific markets in which the Company operates, recent changes in facts and circumstances, and the review of the Company's landfills, as discussed below.

     The Company performs a comprehensive, centrally coordinated review of its North American landfills on an annual basis. During the third quarter of 1999, that review included an evaluation of potential landfill expansion projects, with a newly refined and more stringent set of criteria for evaluating the probability of obtaining expansions to existing sites, which had the effect of excluding certain expansions that met the Company's previous criteria. Effective for the third quarter of 1999, the Company applied a newly defined, more stringent set of criteria for evaluating the probability of obtaining expansion to landfill airspace at existing sites are as follows:

     - Personnel are actively working to obtain land use, local and state approvals for an expansion of an existing landfill;

     - At the time the expansion is added to the permitted site life, it is probable that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

     - The respective landfill owners or the Company has a legal right to use or obtain land to be included in the expansion plan;

     - There are no significant known community, business, or political restrictions or issues that could impair the success of such expansion;

     - Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

     - Airspace and related costs have been estimated based on conceptual design.

     Additionally, to include airspace from an expansion effort, the expansion permit application must generally be expected to be submitted within one year, and the expansion permit must be expected to be received within two to five years. Exceptions to any criteria must be obtained through a landfill specific

                             WASTE MANAGEMENT, INC.

approval process that includes an approval from the Company's Chief Financial Officer and final review by the Audit Committee of the Board of Directors.

     The exclusion of these expansions due to the more stringent criteria and related business judgments regarding probable success increased depreciation and amortization and the provision for final closure and post-closure (included in operating expenses) by $14.0 million in the third quarter of 1999. These exclusions also resulted in the Company recognizing $32.6 million in landfill impairments in the third quarter of 1999, most of which is included in the $178.3 million of asset impairments described in the preceding paragraphs.

     Subsequent to the WM Holdings Merger, the Company experienced significant difficulty in the conversion from the WM Holdings information systems to the systems currently in use, resulting in delays and errors, particularly with respect to the Company's billing systems. As a consequence, in connection with the third quarter 1999 accounting review, the Company determined that certain of its outstanding receivables may be uncollectable, and therefore, recorded an increase in the allowance for doubtful accounts. The Company has, however, increased resources for receivable collection efforts and continues to pursue collection of all outstanding balances. In addition, the Company performed a review of other receivable-related balances in connection with this review. Taken together, the Company recorded receivable-related pre-tax charges of $211.5 million in the third quarter of 1999.

     In connection with this review, the Company evaluated the adequacy of its self-insurance liabilities and changed the manner in which it estimates its insurance-related liabilities for its ongoing property and casualty insurance programs. Previously, the Company estimated its insurance-related liabilities for its ongoing programs based on an analysis of insurance claims submitted for reimbursement, plus an estimate for liabilities incurred as of the balance sheet date, but not yet reported to the Company. In the third quarter of 1999, the Company began estimating these liabilities based on actuarially determined estimates of ultimate losses. This change in estimate resulted in an increased pre-tax expense of $43.9 million in the third quarter of 1999. In addition, the Company increased its insurance-related liabilities based on its assessment of current and expected claims activities and unfavorable claims experience, resulting in an additional pre-tax charge of $104.0 million in the third quarter of 1999.

     The Company recorded pre-tax charges related to legal, severance and consulting costs incurred in the third quarter of 1999 as follows: (a) increases in legal reserves and related charges of $96.3 million, (b) $25.0 million related to severance costs, principally for executives who left the Company in the third quarter of 1999 and (c) consulting costs of $20.7 million related primarily to the third quarter accounting review and related matters.

     As part of this review, the Company evaluated significant contracts under which it provides services. As a result of that review, the Company recorded a third quarter pre-tax provision of $49.3 million related to contracts which were determined to be in a loss position, including revisions to reserves established previously based on new facts and circumstances.

     The Company increased its evaluation by $32.5 million of the ultimate costs required for final closure and post-closure obligations at certain landfills which are either closed or near final closure. That increase, and provisions related to various other environmental issues, totaled $49.0 million in the third quarter of 1999.

     The Company recorded $31.6 million of merger and acquisition related costs during the third quarter, which consisted of $12.5 million related to a third quarter purchase business combination and $19.1 million related to the costs incurred by the Company related to the WM Holdings Merger and the Eastern Merger which are required to be expensed as incurred.

     The significant components of the asset impairments and unusual items included in the accompanying Condensed Consolidated Statements of Operations include $414.3 million related to held for sale adjustments, $178.3 million related to other asset impairments and $84.4 million related to increases in legal reserves.

     In addition to the charges described above, the Company recorded additional pre-tax charges of $191.0 million. These additional charges involved many different issues at all levels of the Company,

                             WASTE MANAGEMENT, INC.

including, for example, adjustments to reserves for specific business disputes, adjustments of over- or under-accruals not described elsewhere herein, and numerous other items.

     The charges described above, which include both recurring and nonrecurring items that have been aggregated for this presentation for convenience, were reflected in the Company's financial statements for the three months and the nine months ended September 30, 1999, as follows (in thousands):

                                                                INCLUDES
                                                               RECURRING &
                                                              NONRECURRING
                                                                  ITEMS
                                                              -------------
Operating revenues..........................................   $   (30,928)
                                                               -----------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................       566,417
  General and administrative................................       401,729
  Depreciation and amortization.............................        59,628
  Merger and acquisition related costs......................        31,568
  Asset impairments and unusual items.......................       680,284
Loss from continuing operations held for sale, net of
  minority interest.........................................            --
                                                               -----------
                                                                 1,739,626
                                                               -----------
Loss from operations........................................    (1,770,554)
                                                               -----------
Other income(expense):
  Interest expense..........................................           702
  Interest income...........................................        13,359
  Minority interest.........................................          (288)
  Other income (expense)....................................        (5,736)
                                                               -----------
                                                                     8,037
                                                               -----------
Loss before income taxes and extraordinary items............    (1,762,517)
Benefit from income taxes...................................       536,756
                                                               -----------
Net loss....................................................   $(1,225,761)
                                                               ===========

     As discussed above, the Company recorded significant adjustments in the quarter ended September 30, 1999, certain of which affect account balances applicable to periods prior to the quarter ended September 30, 1999. Accordingly, the Company, after consultation with its independent public accountants, has concluded that its internal controls for the preparation of interim financial information did not provide an adequate basis for its independent public accountants to complete reviews of the quarterly data for the quarters in the nine-month period ended September 30, 1999. As discussed above, the Company believes that certain charges that were recorded in the quarter ended September 30, 1999 may relate to individual prior periods; however, the Company does not have sufficient information to identify all specific charges attributable to prior periods. Based on its analysis of available information, nothing has come to the attention of management, and the Company's independent accountants have advised management that nothing has come to their attention, to indicate that the impact of these charges would have been material in any year prior to 1999. If identification of all specific charges attributable to individual prior periods was possible, the Company believes that the reported results of operations for the quarter ended September 30, 1999 would have been higher than presented in these financial statements. The Company has been advised by its independent public accountants that their report on the Company's December 31, 1999 financial statements will specifically refer to the matters discussed above regarding the interim periods within 1999.

                             WASTE MANAGEMENT, INC.

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

     In connection with the WM Holdings Merger and the Eastern Merger, the Company incurred significant merger costs and acquisition related asset impairments and unusual items in the third and fourth quarters of 1998 as described in the Company's Current Report on Form 8-K dated September 17, 1999. Additionally, the Company, as noted in Note 1, has recorded $19.1 million and $98.8 million of merger costs for the three and nine months ended September 30, 1999, respectively, related to the WM Holdings Merger and the Eastern Merger. Additionally, in the third quarter of 1999, the Company recorded approximately $12.5 million related to the purchase of a business that when integrated into the Company's operations resulted in the closure of certain Company-owned facilities and relocation of certain of the Company's administrative functions of these businesses.

     Cash payments of $122.8 million and $418.7 million were made by the Company during the three and nine months ended September 30, 1999, respectively, related to merger and acquisition related costs recorded in 1998 and 1999 for the WM Holdings Merger and the Eastern Merger.

     Additionally, the Company is in the process of settling its obligations under the WM Holdings defined benefit pension plan (the "Plan") which was terminated as of October 31, 1999 (although benefit accruals were ceased as of December 31, 1998) and currently intends to liquidate the Plan's assets and settle its obligations to participants. The Company contributed approximately $43.4 million to the benefit plan trust during the third quarter of 1999 and expects payments of approximately $185 million to be made through 2000 relating to the termination of the Plan. The actual charge to expense of settling the Plan will be recorded as settlements occur.

     Certain WM Holdings' employee stock option plans included change of control provisions that were activated as a result of the WM Holdings Merger whereby the option holder received certain put rights that required charges to earnings through the put periods. To the extent the market value of the Company's common stock exceeded $54.34 per share at the end of a quarter (the "measurement date"), the Company was required to record additional charges to earnings through July 16, 1999, at which time all put rights expired. The expense related to these stock option put rights would have had no net impact on stockholders' equity, as the offset was a direct increase to additional paid in capital, since these put rights were to be satisfied by the issuance of common stock. As the market value of the Company's common stock was less than $54.34 per share as of the date the put rights expired, there were no charges to earnings in the current quarter related to the put rights. Because they have now expired, there will be no charges to earnings in future periods related to the put rights.

     Merger and acquisition related costs include estimates for anticipated losses related to the sales of assets pursuant to governmental orders and other asset divestiture plans. These anticipated losses have been estimated based on the Company's assessment of relevant facts and circumstances, including consideration of the various provisions of asset sale agreements. In certain instances, the asset sale agreements contain contingencies, the resolution of which are uncertain and may materially change the proceeds which the Company will ultimately receive. Accordingly, dependent upon actual future experience and the resolution of certain contingencies, the amount of losses ultimately recorded by the Company could materially differ from amounts that have been recorded by the Company. During the second quarter of 1999, the Company resolved an outstanding contingency regarding its sale of assets to Republic Services, Inc., which reduced the

                             WASTE MANAGEMENT, INC.

previously reported loss on that sale by approximately $80 million. Offsetting this amount in the same quarter, the Company (i) consummated its sale of 51% of its non-land disposal hazardous waste operations and on-site industrial cleaning services which resulted in losses of approximately $5 million greater than previously estimated; (ii) increased its anticipated losses by approximately $14 million related to the assets required to be sold pursuant to the Eastern Merger; (iii) identified other non-core operations for disposition that have a book value of approximately $36 million greater than the estimated proceeds; and
(iv) identified other merger related items comprising the remainder of the balance.

     During the nine months ended September 30, 1999, the Company consummated over 220 acquisitions that were accounted for under the purchase method of accounting. The total cost of acquisitions was approximately $1.3 billion, which included cash paid, common stock issued and debt assumed.

3. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Bank credit facilities......................................   $ 1,800,000    $ 1,903,100
Commercial paper, average interest of 5.3% in 1999 and 5.7%
  in 1998...................................................       109,280        840,108
Senior notes and debentures, interest 6% to 8 3/4%, due
  through 2029..............................................     6,948,841      5,959,884
4% Convertible subordinated notes due 2002..................       535,275        535,275
4 1/2% Convertible subordinated notes due 2001..............            --        148,370
5% Convertible subordinated debentures due 2006.............            --        114,445
5.75% Convertible subordinated notes due 2005...............       458,093        453,680
Tax-exempt and project bonds, principal payable in periodic
  installments, maturing through 2021, fixed and variable
  interest rates ranging from 3.85% to 9.25% at September
  30, 1999..................................................     1,251,163      1,220,634
Installment loans, notes payable and other, interest to 14%,
  maturing through 2017.....................................       300,592        522,447
                                                               -----------    -----------
                                                                11,403,244     11,697,943
Less current maturities.....................................     2,689,698        583,742
                                                               -----------    -----------
                                                               $ 8,713,546    $11,114,201
                                                               ===========    ===========

     As a result of the charges and adjustments recorded in the third quarter of 1999 (see Note 1), the Company would not have been in compliance as of September 30, 1999 with certain financial covenants as required by its four bank credit facilities. The Company received waivers from each of its four bank groups for the period ended September 30, enabling the Company to be in full compliance with and have full access to its existing bank credit facilities.

     Waivers for the two domestic bank facilities extend through December 30, 1999. Additionally, the Company is in discussions with its banks regarding permanent amendments to these credit facilities to amend certain financial covenants and allow for the divestiture of certain assets as announced by the Company on August 16, 1999 as part of its strategic plan. Management believes that the permanent amendments will be in place by December 30, 1999. The waivers for the two Euro facilities extend to the maturity of the respective facilities, which is November 25, 1999. Extensions of these two facilities are currently being pursued. Should the Company be unsuccessful in obtaining amendments from its banks prior to expiration of the waivers on December 30, 1999, then all borrowings and letters of credit outstanding would be considered current obligations, due upon demand by the banks. In addition, the Company would not have access to the unused portions of such lines which could impair its ability to meet ongoing working capital and other liquidity

                             WASTE MANAGEMENT, INC.

requirements. There can be no assurance that the Company will be successful in completing the amendments prior to December 31, 1999 or would be able to arrange alternate sources of liquidity to meet its obligations.

     Because the bank facility waivers expire before a one year period, the Company's outstanding bank borrowings and commercial paper associated with those facilities are classified as current maturities of long-term debt in the September 30, 1999 financial statements pending amendments of the credit agreements. The Company has a scheduled maturity of $200 million of senior notes on November 15, 1999. Additionally, based on the current market price of the Company's common stock, the Company expects the holders of its 5.75% convertible subordinated notes due 2005 to exercise a redemption option that becomes available March 15, 2000. The repayment of the senior notes and expected repayment of the convertible subordinated notes are anticipated to be funded with proceeds available from the Company's bank facilities. These amounts are classified as current maturities of long-term debt in the September 30, 1999 financial statements.

     At September 30, 1999, the Company had borrowings of $1.05 billion under the Company's $3.0 billion syndicated loan facility (the "Syndicated Facility") at 5.8% interest, and had borrowings of $750.0 million under the Company's $2.0 billion senior revolving credit facility (the "Credit Facility") at 5.7% interest, both amounts representing new net borrowings as well as refinancing of maturing commercial paper during the quarter ended September 30, 1999. The facility fees were .125% and .150% per annum under the Syndicated Facility and Credit Facility, respectively, at September 30, 1999. The Company had issued letters of credit of $1.2 billion in aggregate under the Syndicated Facility and Credit Facility leaving unused and available credit capacity of $1.9 billion at September 30, 1999.

     The Company's two multi-currency credit facilities, which are included in the December 31, 1998 long-term debt balances, are classified at September 30, 1999 in current assets as net assets held for sale and are thus excluded from long-term debt as these credit facilities relate to WM International, which is to be sold pursuant to the Company's strategic plan. The two multi-currency credit facilities had an outstanding balance as of September 30, 1999 totaling Euro 245.1 million (equivalent to approximately $262.0 million). The interest rates on the two outstanding loans under the multi-currency credit facilities at September 30, 1999, were 5.6% and 3.0%.

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

                             WASTE MANAGEMENT, INC.

4. INCOME TAXES

     The differences in income taxes computed at the federal statutory income tax rate and reported income taxes for the three and nine months ended September 30, 1999 and 1998, respectively, are primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and for the periods ended September 30, 1999, the non-deductible costs associated with the impairment of certain foreign businesses and other third quarter 1999 charges and adjustments described in Note 1 and the cost associated with remitting the earnings of foreign subsidiaries, which are no longer considered permanently reinvested.

5. EARNINGS PER SHARE

     The following table reconciles the number of common shares outstanding at September 30 of each year indicated to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the respective three and nine month periods for the purposes of calculating basic and dilutive earnings per common share (in thousands):

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                           1999       1998      1999      1998
                                                         --------   --------   -------   -------
Number of common shares outstanding....................  619,547    597,304    619,547   597,304
Effect of using weighted average common shares
  outstanding..........................................     (442)    (1,798)    (8,690)  (18,032)
                                                         -------    -------    -------   -------
Weighted average number of common shares outstanding...  619,105    595,506    610,857   579,272
                                                         =======    =======    =======   =======

     For all periods presented, respectively, the effect of the Company's common stock options and warrants and the effect of the Company's convertible subordinated notes and debentures are excluded from the dilutive earnings per share calculation since inclusion of such items would be antidilutive.

     At September 30, 1999, there were approximately 57.9 million shares of common stock potentially issuable with respect to stock options, warrants and convertible debt, which could dilute basic earnings per share in the future.

     In the third quarter of 1999, the Company declared an annual cash dividend of $0.01 per share or $6.2 million to stockholders of record on September 30, 1999, which was paid October 19, 1999.

6. COMPREHENSIVE INCOME

     Comprehensive income represents the change in equity of an enterprise from transactions and other events and circumstances from nonowner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income are as follows for the periods indicated (in thousands):

                                                            FOREIGN      MINIMUM      ACCUMULATED
                                                           CURRENCY      PENSION         OTHER
                                                          TRANSLATION   LIABILITY    COMPREHENSIVE
                                                          ADJUSTMENT    ADJUSTMENT      INCOME
                                                          -----------   ----------   -------------
Balance, December 31, 1998..............................   $(353,642)   $ (67,162)     $(420,804)
  Year-to-date change...................................     (41,203)     (65,844)      (107,047)
                                                           ---------    ---------      ---------
Balance, September 30, 1999.............................   $(394,845)   $(133,006)     $(527,851)
                                                           =========    =========      =========

     The Company is continuing the process of settling its obligations under the Plan, and the change in minimum pension liability adjustment relates to the Plan. The change results from updated actuarial calculations of the Plan's accumulated benefit obligation and resultant future settlement expense, due to the availability of updated census data. To the extent that the termination benefit has not yet been charged to

                             WASTE MANAGEMENT, INC.

expense, additional minimum pension liability has been recorded as a charge to other comprehensive income. The Company expects to settle the obligations at various dates in 2000, at which time settlement expense will be recorded and adjustments to other comprehensive income will be made.

7. ENVIRONMENTAL LIABILITIES

     The Company performs a comprehensive, centrally coordinated review of its North American landfills on an annual basis. This review has resulted in asset impairments and increased airspace amortization and operating expenses in the third quarter of 1999.

     The Company has material financial commitments for the costs associated with its future obligations for final closure for all of its North American landfills, which is the closure of the final cell of a landfill, and the regulatory required costs associated with existing operations at a hazardous waste treatment, storage or disposal facility which are subject to the Toxic Substances Control Act ("TSCA") or the Resource Conservation and Recovery Act ("RCRA"), and also, the post-closure of such facilities. For landfills, estimates for final closure and post-closure costs are developed using input from the Company's engineers and accountants and are reviewed by management, typically at least once per year. Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated at 2% until expected time of payment and then discounted to present value at 5.5%. The estimated final closure and post-closure liabilities are accrued using the calculated rate and charged to expense as airspace is consumed. At the time the site discontinues accepting waste and is closed, the total estimated final closure costs and the post-closure costs are accrued to the required present value of such estimates.

     The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operates, or to which it transported waste, including 84 sites listed on the Superfund National Priorities List ("NPL") as of September 30, 1999. The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. Where the Company concludes that it is probable that a liability has been incurred and quantified a provision is made in its consolidated financial statements.

     Estimates of final closure and post-closure liabilities at the Company's landfills, and of the extent of the Company's responsibility for remediation of particular closed sites and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult. As such, the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provide a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its consolidated financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the existence and ability of other potentially responsible parties to contribute to the settlement of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material.

     The Company has filed suit against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. Carriers involved in these matters have typically denied coverage and are defending against the Company's claims. While the Company is vigorously pursuing these claims, it regularly considers settlement opportunities when appropriate terms are offered. Settlements of $7.1 million in the nine months ended September 30, 1999, and $42.0 million for the nine months ended September 30, 1998, have been included in operating costs and expenses as an offset to environmental expenses. No settlements were recorded in the third quarter of 1999 or 1998.

                             WASTE MANAGEMENT, INC.

8. COMMITMENTS AND CONTINGENCIES

     Financial Instruments -- Letters of credit, performance bonds and other guarantees have been provided by the Company supporting tax exempt-bonds, performance of final closure and post-closure requirements, insurance policies, and other contracts. These financial instruments are not reflected in the condensed consolidated balance sheets. The insurance policies are issued by a wholly-owned insurance subsidiary of the Company, the sole business of which is to issue such policies to customers of the Company. Management does not expect these financial instruments to have a material effect on the Company's consolidated financial statements as virtually no claims have been made in the past against these financial instruments.

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

     In December 1998, the Company announced an agreement to settle the consolidated action against all defendants and the establishment of a settlement fund of $220 million for the class of open market purchasers of WM Holdings securities between November 3, 1994, and February 24, 1998. On September 17, 1999, the United States District Court for the Northern District of Illinois gave final approval to the settlement after a hearing. After the Court had approved the settlement and ordered the case dismissed, a solitary, putative class member sought to intervene in the action and to object, not to the settlement, but to the size of the fee award to plaintiffs' class counsel. The Court denied the motion and the putative class member has filed a notice of appeal from this denial.

     Two alleged purchasers of WM Holdings' securities are pursuing an action arising out of the same set of facts in Illinois state court alleging violations of Illinois state law. One of these purchasers, together with two other alleged purchasers, has initiated another action based on the same set of facts in federal court in Florida alleging violations of the federal securities laws.

     Additionally, there are several other actions and claims that arise out of the same set of facts that have been brought by business owners who received WM Holdings common stock in the sales of their businesses to WM Holdings. These actions and claims allege, among other things, breach of warranty or breach of contract based on WM Holdings' restatement of earnings in February 1998. In April 1999, courts having jurisdiction over two such actions granted summary judgement against WM Holdings and in favor of the individual

                             WASTE MANAGEMENT, INC.

plaintiffs who brought the respective claims on the issue of breach of contract. Additionally, in October 1999, the court in one of these actions certified a class consisting of all sellers of business assets to WM Holdings between January 1, 1990 and February 24, 1998 whose purchase agreements with WM Holdings contained express warranties regarding the accuracy of WM Holdings' financial statements. The extent of damages, if any, in these actions has not yet been determined.

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

     On July 6, 1999, the Company announced that it had lowered its expected earnings per share for the three months ended June 30, 1999. On July 29, 1999, the Company announced a further reduction in its expected earnings for that period. On August 3, 1999, the Company announced a further reduction in its expected earnings for that period. On August 3, 1999, the Company announced that its reported operating income for the three months ended March 31, 1999 may have included certain unusual pretax income items. Between July 8, 1999 and September 3, 1999, numerous lawsuits that purport to be based on one or more of these announcements have been filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas. These actions have been consolidated into a single action. On September 7, 1999, a lawsuit was filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Texas. The parties have filed a joint motion to transfer this case to the United States District Court for the Southern District of Texas, to be consolidated with the consolidated action pending there. Taken together, the plaintiffs in these lawsuits purport to assert claims on behalf of a class of purchasers of the Company's common stock between June 10, 1998 and August 2, 1999. Among other things, the plaintiffs allege that the Company and certain of its officers and directors (i) made knowingly false earnings projections for the three months ended June 30, 1999 and (ii) failed to adequately disclose facts relating to its earnings projections that the plaintiffs allege would have been material to purchasers of the Company's common stock. The plaintiffs also claim that certain of the Company's officers and directors sold common stock between March 31, 1999 and July 6, 1999 at prices known to be inflated by the alleged material misstatements and omissions. The plaintiffs in these actions seek damages with interest, costs and such other relief as the respective courts deem proper.

     In addition, three of the Company's shareholders have filed lawsuits against certain officers and directors of the Company in connection with the events surrounding the Company's second quarter 1999 earnings projections and July 6, 1999 earnings announcement. Two of these lawsuits were filed in the Court of Chancery of the State of Delaware on July 16, 1999 and August 18, 1999, respectively, and one was filed in the United States District Court for the Southern District of Texas on July 27, 1999. The plaintiffs in these actions purport to allege derivative claims on behalf of the Company against these individuals for alleged breaches of fiduciary duty resulting from their alleged common stock sales during the three months ended June 30, 1999 and/or their oversight of the Company's affairs. The lawsuits name Waste Management, Inc. as a nominal defendant and seek compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the respective courts deem proper.

                             WASTE MANAGEMENT, INC.

     The Company has also received a letter from participants in the Company's Employee Stock Purchase Plan (the "ESPP") who purchased the Company's common stock on June 30, 1999. The letter demands that the Administrative Committee of the ESPP bring an action against the Company and certain selling officers and directors for losses allegedly sustained by the participants in their stock purchases. These ESPP participants have indicated in the letter that, absent action by the ESPP, they intend to sue the Company and the directors and officers on behalf of the ESPP and its participants. The administrative committee of the ESPP has advised these participants that it cannot file suit, as requested, because the committee is neither a representative of the plan nor a Waste Management shareholder. The Company has not received any further communication from these participants. However, the Company does not believe that this claim, if pursued, would have a material adverse effect on the Company's consolidated financial statements.

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

     On July 16, 1999, a lawsuit was filed against the Company in the Circuit Court for Sumter County in the State of Alabama. The plaintiff in the lawsuit purported to allege on behalf of a class of similarly situated persons that the Company has deprived the class of lump sum payments of pension plan benefits allegedly promised to be paid in connection with termination of the Plan. On behalf of the purported class, the plaintiff sought compensatory and punitive damages, costs, restitution with interest, and such relief as the Court deemed proper. On July 29, 1999, the Company announced that it had determined to proceed with the termination of the Plan, liquidating the Plan's assets and settling its obligations to participants. The plaintiff voluntarily dismissed her case on September 13, 1999. However, that same day, the same attorneys filed another Plan-related putative class action against the Company and various individual defendants in the United States District Court for the Middle District of Alabama, Northern Division. This case, brought by a different putative class representative, alleges that the defendants violated the federal Employee Retirement Income Security Act ("ERISA") by failing to terminate the Plan in accordance with its terms, by failing to manage Plan assets prudently and in the interests of Plan participants, and by delaying the plan's termination date and the expected distribution of lump-sum pension benefits. On behalf of the purported class, the plaintiff seeks declaratory and injunctive relief, restitution of all losses and expenses allegedly incurred by the Plan, payment of all benefits allegedly owed to Plan participants, attorney's fees and costs, and other "appropriate" relief under the Internal Revenue Code, ERISA and the Plan. Defendants' time to move, answer or otherwise respond to the complaint has been extended, and no proceedings have yet occurred.

                             WASTE MANAGEMENT, INC.

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

                             WASTE MANAGEMENT, INC.

     In August 1999, sludge materials from trucks entering the Company's Woodland Meadows Landfill in Michigan were seized by the FBI pursuant to an investigation of the generator of the sludge materials, a company that provides waste treatment services. Subsequently, the Company received two Grand Jury subpoenas, as well as a request for information from the Michigan Department of Environmental Quality, seeking information related to the landfill's waste acceptance practices and the Company's business relationship with the generator. According to affidavits attached to the subpoena, the generator is alleged to have failed to properly treat sludges prior to disposal. The generator's treatment plant was sold by the Company to the generator in May 1998. The Company is cooperating with the pending investigation and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

     As of September 30, 1999, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 84 locations listed on the NPL. Of the 84 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially sited by others as land disposal facilities. At each of the 17 owned facilities, the Company is working in conjunction with the government to characterize or remediate identified site problems. In addition, at these 17 facilities, the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 67 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain.

     In November 1998, the Company was sued by the estate of Shayne Conner, who died on November 24, 1995 in Greenland, New Hampshire. Plaintiffs allege that Mr. Conner's death was caused by biosolids that were applied to a nearby field by Wheelabrator's BioGro business unit. The litigation is currently in the discovery phase, and the Company is waiting for plaintiff's production of a court-ordered expert on causation. The Company is vigorously defending itself and believes that it will prevail in the litigation.

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

                             WASTE MANAGEMENT, INC.

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

9. SEGMENT AND RELATED INFORMATION

     The Company's North American solid waste management operations are its principal reportable segment. This segment provides integrated waste management services consisting of collection, transfer, disposal (solid waste landfill, hazardous waste landfill and waste-to-energy), recycling, and other services provided to commercial, industrial, municipal and residential customers. Similar operations in markets outside of North America are disclosed as a separate segment. The Company's other reportable segment consists of non-solid waste services, aggregated as a single segment for this reporting presentation. The non-solid waste segment includes other hazardous waste services such as chemical waste management services and low-level and other radioactive waste services, the Company's independent power projects, and other non-solid waste services to commercial, industrial and government customers. Through June 30, 1999, the Company's non-solid waste services also included non-land disposal hazardous waste operations and on-site industrial cleaning services. However, on June 30, 1999, the Company sold a 51% interest in these operations to Vivendi SA, at which time the Company began accounting for its remaining 49% interest on the equity method of accounting.

                             WASTE MANAGEMENT, INC.

     Summarized financial information concerning the Company's reportable segments is shown in the following table, reflecting the charges related to the third quarter accounting review adjustments, which include both recurring and nonrecurring items (see Note 1)(in thousands):

                                      NORTH AMERICAN        WM         NON-SOLID    CORPORATE
                                       SOLID WASTE     INTERNATIONAL     WASTE     FUNCTIONS(A)     TOTAL
                                      --------------   -------------   ---------   ------------   ----------
Three Months Ended:
September 30, 1999
Net operating revenues(b)...........    $2,758,134      $  442,912     $194,006     $      --     $3,395,052
Earnings before interest and
  taxes(c)..........................    $   (1,878)     $   45,563     $(18,795)    $(432,336)    $ (407,446)
September 30, 1998
Net operating revenues(b)...........    $2,595,545      $  388,490     $253,666     $      --     $3,237,701
Earnings before interest and
  taxes(c)..........................    $  698,231      $   30,216     $ 27,921     $ (68,275)    $  688,093
Nine Months Ended:
September 30, 1999
Net operating revenues(b)...........    $7,961,014      $1,200,716     $628,732     $      --     $9,790,462
Earnings before interest and
  taxes(c)..........................    $1,482,257      $  115,317     $ 30,504     $(460,497)    $1,167,581
September 30, 1998
Net operating revenues(b)...........    $7,554,474      $1,133,288     $705,403     $      --     $9,393,165
Earnings before interest and
  taxes(c)..........................    $1,850,955      $   89,062     $ 75,625     $(293,661)    $1,721,981

---------------

(a) Corporate functions include the corporate treasury function (except for limited amounts of locally negotiated and managed project debt), administration of corporate tax function, the corporate insurance function, and management of closed landfills and related insurance recovery functions, administration of certain international remediation liabilities along with other typical administrative functions.

(b) Non-Solid Waste revenues are net of inter-segment revenue with North American Solid Waste of $24.4 and $77.2 for the three and nine months ended September 30, 1999, respectively, and $36.8 million and $90.8 million for the three and nine months ended September 30, 1998, respectively. There are no other significant sales between segments.

(c) For those items included in the determination of EBIT (the earnings measurement used by management to evaluate operating performance), the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies included in the Company's Current Report on Form 8-K dated September 17, 1999. EBIT is income (loss) from operations excluding merger and acquisition related costs, asset impairments and unusual items, and loss from continuing operations held for sale, net of minority interest.

                             WASTE MANAGEMENT, INC.

     The reconciliation of total EBIT reported above to net income is as follows (in thousands):

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                            -------------------------   -----------------------
                                               1999          1998          1999         1998
                                            -----------   -----------   ----------   ----------
EBIT, as reported above...................  $  (407,446)  $   688,093   $1,167,581   $1,721,981
(Plus) less:
  Merger and acquisition related costs....       31,568     1,564,164      111,263    1,579,127
  Asset impairments and unusual items.....      680,284       666,952      700,034      666,952
  Loss from continuing operations held for
     sale, net............................           --         2,721           --          151
  Interest expense........................      188,634       174,262      549,702      503,347
  Interest income.........................      (20,341)       (7,256)     (28,823)     (21,760)
  Minority interest.......................        4,697       (23,868)      17,706       14,298
  Other income............................       (8,691)      (12,528)     (39,268)    (122,960)
                                            -----------   -----------   ----------   ----------
Loss before income taxes and extraordinary
  item....................................   (1,283,597)   (1,676,354)    (143,033)    (897,174)
Provision for (benefit from) income
  taxes...................................     (335,824)     (417,881)     139,790      (66,887)
                                            -----------   -----------   ----------   ----------
Loss before extraordinary item............     (947,773)   (1,258,473)    (282,823)    (830,287)
Extraordinary item, net of taxes..........           --            --           --       (3,900)
                                            -----------   -----------   ----------   ----------
Net loss..................................  $  (947,773)  $(1,258,473)  $ (282,823)  $ (834,187)
                                            ===========   ===========   ==========   ==========

10. NET ASSETS HELD FOR SALE

     During the third quarter of 1999 the Company's Board of Directors adopted a strategic plan which includes the divestiture of its international operations, significant portions of its non-core businesses and selected North American solid waste operations. As discussed in Note 1, the Company has recorded charges to write down certain of these assets. In determining fair value, the Company considered, among other things, the range of preliminary purchase prices being discussed with potential buyers. Information regarding the businesses classified as net assets held for sale for the three and nine months ended September 30, 1999 and 1998 is as follows (in thousands):

                                               NORTH AMERICAN        WM         NON-SOLID
                                                SOLID WASTE     INTERNATIONAL     WASTE       TOTAL
                                               --------------   -------------   ---------   ----------
Three Months Ended:
September 30, 1999
------------------
Operating revenues...........................     $ 62,262       $  442,912     $101,655    $  606,829
Earnings before interest and taxes(a)........       (2,905)          45,563        4,014        46,672
September 30, 1998
------------------
Operating revenues...........................     $ 62,450       $  388,490     $ 93,788    $  544,728
Earnings before interest and taxes(a)........        7,425           30,216        4,305        41,946
Nine Months Ended:
September 30, 1999
------------------
Operating revenues...........................     $175,501       $1,200,716     $273,735    $1,649,952
Earnings before interest and taxes(a)........       21,267          115,317       21,570       158,154
September 30, 1998
------------------
Operating revenues...........................     $202,706       $1,133,288     $264,799    $1,600,793
Earnings before interest and taxes(a)........       45,020           89,062       21,323       155,405

                             WASTE MANAGEMENT, INC.

---------------

(a) For those items included in the determination of EBIT (the earnings measurement used by management to evaluate operating performance), the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies included in the Company's Current Report on Form 8-K dated September 17, 1999. EBIT is income (loss) from operations excluding merger and acquisition related costs, asset impairments and unusual items, and loss from continuing operations held for sale, net of minority interest.

                                               NORTH AMERICAN        WM         NON-SOLID
                                                SOLID WASTE     INTERNATIONAL     WASTE       TOTAL
                                               --------------   -------------   ---------   ----------
As of September 30, 1999:
------------------------
Receivables, net.............................     $ 35,006       $  405,795     $ 30,307    $  471,108
Other current assets.........................       12,228          217,916       35,017       265,161
Property and equipment and other noncurrent
  assets.....................................      510,041        2,371,127       56,406     2,937,574
Current maturities of long-term debt.........       (2,257)         (91,893)          --       (94,150)
Other current liabilities....................      (45,919)        (512,742)     (88,699)     (647,360)
Long-term debt, less current maturities......      (60,235)        (280,034)          --      (340,269)
Other noncurrent liabilities.................      (24,824)        (363,441)      (9,091)     (397,356)
Minority interest............................           --         (121,592)        (589)     (122,181)
                                                  --------       ----------     --------    ----------
Net assets held for sale.....................     $424,040       $1,625,136     $ 23,351    $2,072,527
                                                  ========       ==========     ========    ==========

11. NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company in its first fiscal quarter in 2001. Management is currently assessing the impact the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.

12. SUBSEQUENT EVENTS

     In the second quarter of 1999, the Company entered into an agreement to purchase all of the Canadian solid waste assets of Allied Waste Industries, Inc. ("Allied") that Allied acquired upon its acquisition of Browning-Ferris Industries, Inc. The purchase price of these assets was to be approximately $501 million in cash. On November 8, 1999, the Company and Allied entered into revised agreements, which replace the original agreement.

     Under the terms of the revised agreements, Allied has agreed to sell to the Company all of the shares of Browning-Ferris Industries Limited ("BFIL"), which owns the solid waste operations of Browning-Ferris in Canada, including collection operations, transfer stations, landfill operations and recycling facilities. Annual revenues generated from these operations are estimated to be approximately US $176 million. Allied will continue to operate certain of the Canadian operations with total revenues estimated to be approximately US $53 million that the Company is being required to divest by the Competition Bureau of Canada and market those operations for sale, on behalf of BFIL, after the closing. The sale of the BFIL shares is subject to final approval pursuant to the Competition Act and the Investment Canada Act. Additionally, the Company has agreed to sell to Allied certain U.S. solid waste services assets with combined reported historical revenue of approximately $132 million, including nine landfill operations, 19 collection operations, five transfer stations

                             WASTE MANAGEMENT, INC.

and a landfill operating contract. The sale of such assets is subject to final approval pursuant to the Hart-Scott Rodino Act. The Company expects to receive net cash proceeds as a result of the revised transactions.

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     WM Holdings ("Guarantor"), a wholly-owned subsidiary of Waste Management, Inc. ("Parent"), has fully and unconditionally guaranteed all of the senior indebtedness of the Parent, as well as the Parent's 4% convertible subordinated notes due 2002. The Parent has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, as well as WM Holdings' 5.75% convertible subordinated debentures due 2005. However, none of the Company's nor WM Holdings' debt is guaranteed by any of the Parent's indirect subsidiaries or WM Holdings' subsidiaries ("Non-Guarantor"). Accordingly, the following unaudited condensed consolidating balance sheets as of September 30, 1999 and December 31, 1998, and the related unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 1999 and 1998, along with the related unaudited statement of cash flows, have been provided below (in thousands).

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                  (Unaudited)
                               September 30, 1999

                                     ASSETS

                                  PARENT      GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                -----------   ----------   -------------   ------------   -------------
Current assets:
  Cash and cash equivalents...  $    67,713   $    2,449   $    151,700    $        --     $   221,862
  Other current assets........           --           --      4,575,416             --       4,575,416
                                -----------   ----------   ------------    -----------     -----------
                                     67,713        2,449      4,727,116             --       4,797,278
Property and equipment, net...           --           --     10,389,877             --      10,389,877
Intercompany and investment in
  subsidiaries................   11,103,845    6,244,104    (13,174,823)    (4,173,126)             --
Other assets..................       16,272       10,495      6,211,092             --       6,237,859
                                -----------   ----------   ------------    -----------     -----------
          Total assets........  $11,187,830   $6,257,048   $  8,153,262    $(4,173,126)    $21,425,014
                                ===========   ==========   ============    ===========     ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
     long-term debt...........  $ 1,909,280   $  200,000   $    580,418    $        --     $ 2,689,698
  Accounts payable and other
     accrued liabilities......       92,598      354,361      2,746,645             --       3,193,604
                                -----------   ----------   ------------    -----------     -----------
                                  2,001,878      554,361      3,327,063             --       5,883,302
Long-term debt, less current
  maturities..................    3,953,119    3,789,089        971,338             --       8,713,546
Other liabilities.............           --           --      2,268,123             --       2,268,123
                                -----------   ----------   ------------    -----------     -----------
          Total liabilities...    5,954,997    4,343,450      6,566,524             --      16,864,971
Minority interest in
  subsidiaries................           --           --          6,995             --           6,995
Stockholders' equity..........    5,232,833    1,913,598      1,579,743     (4,173,126)      4,553,048
                                -----------   ----------   ------------    -----------     -----------
          Total liabilities
            and stockholders'
            equity............  $11,187,830   $6,257,048   $  8,153,262    $(4,173,126)    $21,425,014
                                ===========   ==========   ============    ===========     ===========

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                  (Unaudited)
                               December 31, 1998

                                     ASSETS

                                PARENT      GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                              -----------   ----------   -------------   ------------   -------------
Current assets:
  Cash and cash
     equivalents............  $    27,726   $  (48,578)  $    107,725    $        --     $    86,873
  Other current assets......           --        8,220      3,786,304             --       3,794,524
                              -----------   ----------   ------------    -----------     -----------
                                   27,726      (40,358)     3,894,029             --       3,881,397
Property and equipment,
  net.......................           --           --     11,637,739             --      11,637,739
Intercompany and investment
  in subsidiaries...........   10,373,056    6,271,497    (12,371,573)    (4,272,980)             --
Other assets................       21,071       14,797      7,160,194             --       7,196,062
                              -----------   ----------   ------------    -----------     -----------
          Total assets......  $10,421,853   $6,245,936   $ 10,320,389    $(4,272,980)    $22,715,198
                              ===========   ==========   ============    ===========     ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
     long-term debt.........  $        --   $  350,000   $    233,742    $        --     $   583,742
  Accounts payable and other
     accrued liabilities....       63,547      231,529      3,414,848             --       3,709,924
                              -----------   ----------   ------------    -----------     -----------
                                   63,547      581,529      3,648,590             --       4,293,666
Long-term debt, less current
  maturities................    5,197,013    3,786,935      2,130,253             --      11,114,201
Other liabilities...........           --           --      2,822,759             --       2,822,759
                              -----------   ----------   ------------    -----------     -----------
          Total
            liabilities.....    5,260,560    4,368,464      8,601,602             --      18,230,626
Minority interest in
  subsidiaries..............           --           --        112,076             --         112,076
Stockholders' equity........    5,161,293    1,877,472      1,606,711     (4,272,980)      4,372,496
                              -----------   ----------   ------------    -----------     -----------
          Total liabilities
            and
            stockholders'
            equity..........  $10,421,853   $6,245,936   $ 10,320,389    $(4,272,980)    $22,715,198
                              ===========   ==========   ============    ===========     ===========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  (Unaudited)
                      Nine Months Ended September 30, 1999

                                  PARENT     GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                 ---------   ---------   -------------   ------------   -------------
Operating revenues.............  $      --   $      --    $ 9,790,462     $       --     $ 9,790,462
Costs and expenses.............         --          --     (9,434,178)            --      (9,434,178)
                                 ---------   ---------    -----------     ----------     -----------
Income from operations.........         --          --        356,284             --         356,284
                                 ---------   ---------    -----------     ----------     -----------
Other income (expense):
  Interest income (expense),
     net.......................   (269,972)   (205,321)       (45,586)            --        (520,879)
  Equity in subsidiaries, net
     of taxes..................   (114,091)     14,235             --         99,856              --
  Minority interest............         --          --        (17,706)            --         (17,706)
  Other, net...................         --          --         39,268             --          39,268
                                 ---------   ---------    -----------     ----------     -----------
                                  (384,063)   (191,086)       (24,024)        99,856        (499,317)
                                 ---------   ---------    -----------     ----------     -----------
Income (loss) from continuing
  operations before income
  taxes........................   (384,063)   (191,086)       332,260         99,856        (143,033)
Provision for (benefit from)
  income taxes.................   (101,240)    (76,995)       318,025             --         139,790
                                 ---------   ---------    -----------     ----------     -----------
Net income (loss)..............  $(282,823)  $(114,091)   $    14,235     $   99,856     $  (282,823)
                                 =========   =========    ===========     ==========     ===========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  (Unaudited)
                     Three Months Ended September 30, 1999

                                  PARENT     GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                 ---------   ---------   -------------   ------------   -------------
Operating revenues.............  $      --   $      --    $ 3,395,052     $       --     $ 3,395,052
Costs and expenses.............         --          --     (4,514,350)            --      (4,514,350)
                                 ---------   ---------    -----------     ----------     -----------
Loss from operations...........         --          --     (1,119,298)            --      (1,119,298)
                                 ---------   ---------    -----------     ----------     -----------
Other income (expense):
  Interest income (expense),
     net.......................    (95,805)    (66,097)        (6,391)            --        (168,293)
  Equity in subsidiaries, net
     of taxes..................   (887,895)   (846,584)            --      1,734,479              --
  Minority interest............         --          --         (4,697)            --          (4,697)
  Other, net...................         --          --          8,691             --           8,691
                                 ---------   ---------    -----------     ----------     -----------
                                  (983,700)   (912,681)        (2,397)     1,734,479        (164,299)
                                 ---------   ---------    -----------     ----------     -----------
Loss from continuing operations
  before income taxes..........   (983,700)   (912,681)    (1,121,695)     1,734,479      (1,283,597)
Benefit from income taxes......    (35,927)    (24,786)      (275,111)            --        (335,824)
                                 ---------   ---------    -----------     ----------     -----------
Net loss.......................  $(947,773)  $(887,895)   $  (846,584)    $1,734,479     $  (947,773)
                                 =========   =========    ===========     ==========     ===========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  (Unaudited)
                      Nine Months Ended September 30, 1998

                                   PARENT     GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                  ---------   ---------   -------------   ------------   -------------
Operating revenues..............  $      --   $      --    $9,393,165      $       --     $9,393,165
Costs and expenses..............         --          --    (9,917,414)             --     (9,917,414)
                                  ---------   ---------    ----------      ----------     ----------
Loss from operations............         --          --      (524,249)             --       (524,249)
                                  ---------   ---------    ----------      ----------     ----------
Other income (expense):
  Interest income (expense),
     net........................   (155,612)   (237,501)      (88,474)             --       (481,587)
  Equity in subsidiaries, net of
     taxes......................   (736,930)   (588,491)           --       1,325,421             --
  Minority interest.............         --          --       (14,298)             --        (14,298)
  Other, net....................         --          --       122,960              --        122,960
                                  ---------   ---------    ----------      ----------     ----------
                                   (892,542)   (825,992)       20,188       1,325,421       (372,925)
                                  ---------   ---------    ----------      ----------     ----------
Loss from continuing operations
  before income taxes...........   (892,542)   (825,992)     (504,061)      1,325,421       (897,174)
Provision for (benefit from)
  income taxes..................    (58,355)    (89,062)       80,530              --        (66,887)
                                  ---------   ---------    ----------      ----------     ----------
Loss from continuing
  operations....................   (834,187)   (736,930)     (584,591)      1,325,421       (830,287)
Extraordinary item..............         --          --        (3,900)             --         (3,900)
                                  ---------   ---------    ----------      ----------     ----------
Net loss........................  $(834,187)  $(736,930)   $ (588,491)     $1,325,421     $ (834,187)
                                  =========   =========    ==========      ==========     ==========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  (Unaudited)
                     Three Months Ended September 30, 1998

                                PARENT       GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                              -----------   -----------   -------------   ------------   -------------
Operating revenues..........  $        --   $        --    $ 3,237,701     $       --     $ 3,237,701
Costs and expenses..........           --            --     (4,783,445)            --      (4,783,445)
                              -----------   -----------    -----------     ----------     -----------
Loss from operations........           --            --     (1,545,744)            --      (1,545,744)
                              -----------   -----------    -----------     ----------     -----------
Other income (expense):
  Interest income (expense),
     net....................      (62,749)      (71,986)       (32,271)            --        (167,006)
  Equity in subsidiaries,
     net of taxes...........   (1,219,255)   (1,174,264)            --      2,393,519              --
  Minority interest.........           --            --         23,868             --          23,868
  Other, net................           --            --         12,528             --          12,528
                              -----------   -----------    -----------     ----------     -----------
                               (1,282,004)   (1,246,250)         4,125      2,393,519        (130,610)
                              -----------   -----------    -----------     ----------     -----------
Loss from continuing
  operations before income
  taxes.....................   (1,282,004)   (1,246,250)    (1,541,619)     2,393,519      (1,676,354)
Benefit from income taxes...      (23,531)      (26,995)      (367,355)            --        (417,881)
                              -----------   -----------    -----------     ----------     -----------
Loss from continuing
  operations................   (1,258,473)   (1,219,255)    (1,174,264)     2,393,519      (1,258,473)
Extraordinary item..........           --            --             --             --              --
                              -----------   -----------    -----------     ----------     -----------
Net loss....................  $(1,258,473)  $(1,219,255)   $(1,174,264)    $2,393,519     $(1,258,473)
                              ===========   ===========    ===========     ==========     ===========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (Unaudited)
                      Nine Months Ended September 30, 1999

                                     PARENT      GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                   -----------   ---------   -------------   ------------   -------------
Cash flows from operating
activities
  Net income (loss)..............  $  (282,823)  $(114,091)   $    14,235    $    99,856     $  (282,823)
  Equity in earnings of
     subsidiaries................      114,091     (14,235)            --        (99,856)             --
  Other adjustments and
     changes.....................       13,600      29,392      1,532,261             --       1,575,253
                                   -----------   ---------    -----------    -----------     -----------
Net cash provided by (used in)
  operations.....................     (155,132)    (98,934)     1,546,496             --       1,292,430
                                   -----------   ---------    -----------    -----------     -----------
Cash flows from investing
  activities
  Short-term investments.........           --          --        (24,461)            --         (24,461)
  Acquisitions of businesses, net
     of cash acquired............           --          --     (1,181,832)            --      (1,181,832)
  Capital expenditures...........           --          --       (876,900)            --        (876,900)
  Proceeds from sale of assets...           --          --        502,681             --         502,681
  Other, net.....................           --          --        (37,022)            --         (37,022)
                                   -----------   ---------    -----------    -----------     -----------
Net cash used in investing
  activities.....................           --          --     (1,617,534)            --      (1,617,534)
                                   -----------   ---------    -----------    -----------     -----------
Cash flows from financing
  activities
  Proceeds from issuance of long-
     term debt...................    3,606,510          --        164,443             --       3,770,953
  Principal payments on long-term
     debt........................   (2,942,577)   (148,427)      (397,327)            --      (3,488,331)
  Proceeds from exercise of
     common stock options and
     warrants....................      175,444          --             --             --         175,444
  (Increase) decrease in
     intercompany and
     investments, net............     (644,258)    298,388        345,870             --              --
                                   -----------   ---------    -----------    -----------     -----------
Net cash provided by financing
  activities.....................      195,119     149,961        112,986             --         458,066
                                   -----------   ---------    -----------    -----------     -----------
Effect of exchange rate changes
  on cash and cash equivalents...           --          --          2,027             --           2,027
                                   -----------   ---------    -----------    -----------     -----------
Increase in cash and cash
  equivalents....................       39,987      51,027         43,975             --         134,989
Cash and cash equivalents at
  beginning of period............       27,726     (48,578)       107,725             --          86,873
                                   -----------   ---------    -----------    -----------     -----------
Cash and cash equivalents at end
  of period......................  $    67,713   $   2,449    $   151,700    $        --     $   221,862
                                   ===========   =========    ===========    ===========     ===========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (Unaudited)
                      Nine Months Ended September 30, 1998

                                     PARENT      GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                   -----------   ---------   -------------   ------------   -------------
Cash flows from operating
activities:
  Net loss.......................  $  (834,187)  $(736,930)   $  (588,491)   $ 1,325,421     $  (834,187)
  Equity in earnings of
     subsidiaries................      736,930     588,491             --     (1,325,421)             --
  Other adjustments and
     charges.....................       27,275     (14,842)     2,143,444             --       2,155,877
                                   -----------   ---------    -----------    -----------     -----------
Net cash provided by (used in)
  operating activities...........      (69,982)   (163,281)     1,554,953             --       1,321,690
                                   -----------   ---------    -----------    -----------     -----------
Cash flows from investing
  activities:
  Short-term investments.........           --          --         58,323             --          58,323
  Acquisitions of businesses, net
     of cash acquired............           --          --     (1,735,835)            --      (1,735,835)
  Capital expenditures...........           --          --     (1,091,104)            --      (1,091,104)
  Proceeds from sale of assets...           --          --        411,322             --         411,322
  Acquisition of minority
     interests...................           --          --       (887,849)            --        (887,849)
  Other, net.....................           --          --         19,970             --          19,970
                                   -----------   ---------    -----------    -----------     -----------
Net cash used in investing
  activities.....................           --          --     (3,225,173)            --      (3,225,173)
                                   -----------   ---------    -----------    -----------     -----------
Cash flows from financing
  activities:
  Proceeds from issuance of long-
     term debt...................    4,002,318          --        834,577             --       4,836,895
  Principal payments on long-term
     debt........................   (2,105,000)   (586,425)    (1,226,487)            --      (3,917,912)
  Cash dividends.................       (1,180)    (82,060)            --             --         (83,240)
  Net proceeds from issuance of
     common stock................      203,876          --             --             --         203,876
  Proceeds from sale of treasury
     stock.......................           --     739,161             --             --         739,161
  Proceeds from exercise of
     common stock options and
     warrants....................      134,776          --             --             --         134,776
  (Increase) decrease in
     intercompany and
     investments, net............   (2,156,579)     15,533      2,141,046             --              --
  Other, net.....................           --          --        (22,256)            --         (22,256)
                                   -----------   ---------    -----------    -----------     -----------
Net cash provided by financing
  activities.....................       78,211      86,209      1,726,880             --       1,891,300
                                   -----------   ---------    -----------    -----------     -----------
Effect of exchange rate changes
  on cash and cash equivalents...           --          --          1,650             --           1,650
                                   -----------   ---------    -----------    -----------     -----------
Increase (decrease) in cash and
  cash equivalents...............        8,229     (77,072)        58,310             --         (10,533)
Cash and cash equivalents at
  beginning of period............       14,630      42,630        132,682             --         189,942
                                   -----------   ---------    -----------    -----------     -----------
Cash and cash equivalents at end
  of period......................  $    22,859   $ (34,442)   $   190,992    $        --     $   179,409
                                   ===========   =========    ===========    ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion below and elsewhere in this Form 10-Q includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements that describe anticipated revenues, capital expenditures and other financial items, statements that describe the Company's business plans and objectives, and statements that describe the expected impact of competition, government regulation, litigation, and other factors on the Company's future financial condition and results of operation. The words "may," "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. Such risks and uncertainties, any one of which may cause actual results to differ materially from those described in the forward-looking statements, include or relate to, among other things:

     - the Company's ability to stabilize its accounting systems and procedures.

     - the Company's ability to successfully close its accounting records and report 1999 annual results in accordance with year end audit procedures.

     - the Company's ability to successfully integrate the operations of acquired companies with its existing operations, including risks and uncertainties relating to its ability to achieve projected earnings estimates, achieve administrative and operating cost savings and anticipated synergies, rationalize collection routes, and generally capitalize on its asset base and strategic position through its strategy of decentralized decision making; and the risks and uncertainties regarding government-forced divestitures.

     - the Company's ability to continue its expansion through the acquisition of other companies, including, without limitation, risks and uncertainties concerning the availability of desirable acquisition candidates, the availability of debt and equity capital to the Company to finance acquisitions, the ability of the Company to accurately assess the prior existing liabilities and assets of acquisition candidates and the restraints imposed by federal and state statutes and agencies respecting market concentration and competitive behavior.

     - the effect of competition on the Company's ability to maintain margins on existing or acquired operations, including uncertainties relating to competition with government owned and operated landfills which enjoy certain competitive advantages from tax-exempt financing and tax revenue subsidies.

     - the potential impact of environmental and other regulation on the Company's business, including risks and uncertainties concerning the ultimate cost to the Company of complying with closure requirements and post-closure liabilities associated with its landfills and other environmental liabilities associated with disposal at third party landfills and the ability to obtain and maintain permits necessary to operate its facilities, which may impact the life, operating capacity and profitability of its landfills and other facilities.

     - the impact of pending or threatened litigation and/or governmental inquires involving the Company, including any potential governmental review or litigation relating to the special charges and adjustments to expenses recorded by the Company for the period ending September 30, 1999.

     - the quantification and accounting treatment of costs relating to the Company's determination to terminate as of October 31, 1999 the WM Holdings defined pension benefit plan.

     - the potential changes in estimates from ongoing analysis of site remediation requirements, closure and post-closure issues, compliance and other audits and regulatory developments.

     - the effectiveness of changes in management and the ability of the Company to retain qualified individuals to serve in senior management positions.

     - the uncertainties relating to the Company's proposed strategic initiative, including the Company's ability to obtain permanent amendments to its bank credit facilities to allow for a revision of financial covenants and the divestiture of assets, and the willingness of prospective purchasers to purchase the assets the Company identifies as divestiture candidates on terms the Company finds acceptable, the timing and terms on which such assets may be sold, uncertainties relating to regulatory approvals and other factors affecting the ability of prospective purchasers to consummate such transactions, including the availability of financing and uncertainties relating to the impact of the proposed strategic initiative on the Company's credit ratings and consequently the availability and cost of debt and equity financing to the Company.

     Additional information regarding these and/or other factors that could materially affect future results and the accuracy of the forward-looking statements contained herein may be found in Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

INTRODUCTION

  STRATEGIC PLAN

     During the third quarter, the Company's Board of Directors adopted a strategic plan that is intended to enhance value for its shareholders, customers, and employees. Key elements of the plan are:

     - A refocus on operating excellence within its North American solid waste business.

     - Divestiture of non-strategic or under-performing assets, including its international assets, substantially all of its non-core assets and up to 10 percent of the Company's solid waste assets.

     - More disciplined capital allocation, focusing on reduction of debt, selected tuck-in acquisitions, and possible repurchase of shares.

     - An objective of obtaining and sustaining investment grade characteristics.

     Consistent with this highly focused strategy, the Company has actively marketed the sale of its international operations and expects the sale of these assets to be completed in the first half of 2000. Likewise, the Company has received strong interest for several of its non-core and under-performing North American Solid Waste Management ("NASW") businesses.

     The Company continues to focus on bringing more discipline and accountability to its operations, including carefully managing expenses within its decentralized business model. This strategy incorporates a commitment to serve customers by providing employees the tools necessary to perform their jobs, including updated and more efficient information systems. The Company is also implementing a capital allocation program that emphasizes operational efficiencies that will lead to improved profitability.

  GENERAL

     The Company is a global leader in providing integrated waste management services. In North America, the Company provides solid waste management services throughout the United States, as well as in Canada, Mexico and Puerto Rico, including collection, transfer, recycling and resource recovery services, and disposal services, including the landfill disposal of hazardous wastes. In addition, the Company is a leading developer, operator and owner of waste-to-energy facilities in the United States. The Company also engages in other hazardous waste management services throughout North America, as well as low-level and other radioactive waste services. Internationally, the Company operates throughout Europe, the Pacific Rim, South America and other select international markets. Included in the Company's international operations is the collection and transportation of solid, hazardous and medical wastes and recyclable materials and the treatment and disposal of recyclable materials. The Company also operates solid and hazardous waste landfills, municipal and hazardous waste incinerators, water and waste water treatment facilities, hazardous waste treatment facilities, waste-fuel powered independent power facilities, and constructs treatment or disposal facilities for third parties internationally. The Company's diversified customer base includes commercial, industrial, municipal and residential customers, other waste management companies, governmental entities and independent power markets. As discussed above, however, as part of its recently announced strategic plan, the

Company is proceeding to divest its international assets, substantially all of its non-core assets and up to ten percent of Company's North American solid waste assets.

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

     Operating expenses from waste management operations include direct and indirect labor and the related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, tipping fees paid to third party disposal facilities, property taxes, and accruals for future landfill final closure and post-closure costs. Certain direct development expenditures are capitalized and amortized over the estimated useful life of a site as capacity is consumed, and include acquisition, engineering, upgrading, construction, capitalized interest, and permitting costs. All indirect development expenses, such as administrative salaries and general corporate overhead, are expensed in the period incurred. At times, the Company receives reimbursements from insurance carriers relating to past and future remedial, defense and tort claim costs at a number of the Company's sites. Such recoveries are included in operating costs and expenses as an offset to environmental expenses.

     General and administrative costs include management salaries, clerical and administrative costs, professional services, facility rentals, provision for doubtful accounts, and related insurance costs, as well as costs related to the Company's marketing and sales force.

     Depreciation and amortization include (i) amortization of the excess of cost over net assets of acquired businesses on a straight-line basis over a period not greater than 40 years commencing on the dates of the respective acquisitions; (ii) amortization of other intangible assets on a straight-line basis from 3 to 40 years; (iii) depreciation of property and equipment on a straight-line basis from 3 to 40 years; and (iv) amortization of landfill airspace on a units-of-production method as landfill airspace is consumed over the estimated useful life of a site. The useful life of a site is determined by the permitted airspace and expansion airspace when the success of obtaining such expansion is considered probable. Effective for the third quarter of 1999, the Company applied a newly defined, more stringent set of criteria for evaluating the probability of obtaining expansion to landfill airspace at existing sites are as follows:

     - Personnel are actively working to obtain land use, local and state approvals for an expansion of an existing landfill;

     - At the time the expansion is added to the permitted site life, it is probable that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

     - The respective landfill owners or the Company has a legal right to use or obtain land to be included in the expansion plan;

     - There are no significant known community, business, or political restrictions or issues that could impair the success of such expansion;

     - Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

     - Airspace and related costs have been estimated based on conceptual design.

     Additionally, to include airspace from an expansion effort, the expansion permit application must generally be expected to be submitted within one year, and the expansion permit must be expected to be received within two to five years. Exceptions to any criteria must be obtained through a landfill specific approval process that includes an approval from the Company's Chief Financial Officer and final review by the Audit Committee of the Board of Directors.

     As disposal volumes are affected by seasonality and competitive factors, airspace amortization varies from period to period due to the changes in volumes of waste disposed at the Company's landfills.

THIRD QUARTER 1999 ACCOUNTING REVIEW CHARGES AND ADJUSTMENTS

     During the third quarter of 1999, the Company initiated a comprehensive internal review of its accounting records, systems, processes and controls at the direction of its Board of Directors. As discussed below, the Company experienced significant difficulty in the integration and conversion of information and accounting systems subsequent to the WM Holdings Merger, including certain financial systems and the billing systems. As a result of these systems and process issues, and other issues raised during the third quarter 1999 accounting review, certain charges and adjustments were recorded, as discussed below. As a result of the review, the Company recorded certain adjustments which had a material effect on its financial statements for the three and nine months ended September 30, 1999. The following is a summary of charges recorded during the third quarter of 1999 (in thousands):

Held for sale asset adjustments                           $  414,275
Account reconciliations                                      347,668
Increase to allowance for doubtful accounts and other
          accounts receivable adjustments                    211,483
Asset impairments (excluding held for sale adjustments)      178,309
Insurance reserves and other insurance adjustments           147,868
Legal, severance and consulting accruals                     141,999
Loss contract reserve adjustments                             49,338
Increases in environmental reserves                           48,983
Merger and acquisition related costs                          31,568
Other                                                        191,026
                                                          ----------
Impact of charges before income tax benefit                1,762,517
Income tax benefit                                          (536,756)
                                                          ----------
After-tax charges                                         $1,225,761
                                                          ==========

     The charges described above, which include both recurring and nonrecurring items that have been aggregated for this presentation for convenience, were reflected in the Company's financial statements for the three months and the nine months ended September 30, 1999, as follows (in thousands):

                                                                INCLUDES
                                                               RECURRING &
                                                              NONRECURRING
                                                                  ITEMS
                                                              -------------
Operating revenues..........................................   $   (30,928)
                                                               -----------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................       566,417
  General and administrative................................       401,729
  Depreciation and amortization.............................        59,628
  Merger and acquisition related costs......................        31,568
  Asset impairments and unusual items.......................       680,284
Loss from continuing operations held for sale, net of
  minority interest.........................................            --
                                                               -----------
                                                                 1,739,626
                                                               -----------
Loss from operations........................................    (1,770,554)
                                                               -----------
Other income(expense):
  Interest expense..........................................           702
  Interest income...........................................        13,359
  Minority interest.........................................          (288)
  Other income (expense)....................................        (5,736)
                                                               -----------
                                                                     8,037
                                                               -----------
Loss before income taxes and extraordinary items............    (1,762,517)
Benefit from income taxes...................................       536,756
                                                               -----------
Net loss....................................................   $(1,225,761)
                                                               ===========

     The Company recorded significant adjustments in the quarter ended September 30, 1999, certain of which affect account balances applicable to periods prior to the quarter ended September 30, 1999. Accordingly, the Company, after consultation with its independent public accountants, has concluded that its internal controls for the preparation of interim financial information did not provide an adequate basis for its independent public accountants to complete reviews of the quarterly data for the quarters in the nine-month period ended September 30, 1999. As discussed above, the Company believes that certain charges that were recorded in the quarter ended September 30, 1999 may relate to individual prior periods; however, the Company does not have sufficient information to identify all specific charges attributable to prior periods. Based on its analysis of available information, nothing has come to the attention of management, and the Company's independent accountants have advised management that nothing has come to their attention, to indicate that the impact of these charges would have been material in any year prior to 1999. If identification of all specific charges attributable to individual prior periods was possible, the Company believes that the reported results of operations for the quarter ended September 30, 1999 would have been higher than presented in these financial statements. The Company has been advised by its independent public accountants that their report on the Company's December 31, 1999 financial statements will specifically refer to the matters discussed above regarding the interim periods within 1999.

     See Note 1 to the condensed consolidated financial statements included elsewhere herein for additional discussion.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percentages for the various condensed consolidated statements of operations line items and for certain supplementary data.

                                             PERIOD TO PERIOD             PERIOD TO PERIOD
                                              CHANGE FOR THE               CHANGE FOR THE
                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                              1999 AND 1998                 1999 AND 1998
                                            ------------------            -----------------
STATEMENT OF OPERATIONS:
Operating revenues........................     $   157,351          4.9%     $   397,297          4.2%
                                               -----------                   -----------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below)............         727,041         39.1          614,173         11.2
  General and administrative..............         454,260        146.1          259,835         24.7
  Depreciation and amortization...........          71,589         18.8           77,689          6.9
  Merger and acquisition related costs....      (1,532,596)       (98.0)      (1,467,864)       (93.0)
  Asset impairments and unusual items.....          13,332          2.0           33,082          5.0
Income from continuing operations held for
  sale, net of minority interest..........          (2,721)      (100.0)            (151)      (100.0)
                                               -----------                   -----------
                                                  (269,095)        (5.6)        (483,236)        (4.9)
                                               -----------                   -----------
Income (loss) from operations.............         426,446         27.6          880,533        168.0
                                               -----------                   -----------
Other income (expense):
  Interest expense........................         (14,372)        (8.2)         (46,355)        (9.2)
  Interest income.........................          13,085        180.3            7,063         32.5
  Minority interest.......................         (28,565)      (119.7)          (3,408)       (23.8)
  Other income............................          (3,837)       (30.6)         (83,692)       (68.1)
                                               -----------                   -----------
                                                   (33,689)       (25.8)        (126,392)       (33.9)
                                               -----------                   -----------
Loss before income taxes and extraordinary
  item....................................         392,757         23.4          754,141         84.1
Provision for (benefit from) income
  taxes...................................          82,057         19.6          206,677        309.0
                                               -----------                   -----------
Loss before extraordinary item............         310,700         24.7          547,464         65.9
Extraordinary item, net of taxes..........              --           --            3,900        100.0
                                               -----------                   -----------
Net loss..................................     $   310,700         24.7%     $   551,364         66.1%
                                               ===========                   ===========
SUPPLEMENTARY DATA:
EBITDA(1).................................     $   498,035         42.8%     $   958,222        159.5%

---------------

(1) EBITDA represents income from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

  See Management's Discussion and Analysis - Introduction - Third Quarter 1999
                   Accounting Review Charges and Adjustments.

     The following table presents, for the periods indicated, the percentage relationship that the various condensed consolidated statements of operations line items and certain supplementary data bear to operating revenues:

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              1999     1998     1999     1998
                                                              -----    -----    -----    -----
STATEMENT OF OPERATIONS:
Operating revenues..........................................  100.0%   100.0%   100.0%   100.0%
                                                              -----    -----    -----    -----
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................   76.1     57.3     62.4     58.5
  General and administrative................................   22.6      9.6     13.4     11.2
  Depreciation and amortization.............................   13.3     11.8     12.3     12.0
  Merger and acquisition related costs......................    0.9     48.3      1.1     16.8
  Asset impairments and unusual items.......................   20.1     20.6      7.2      7.1
Income from continuing operations held for sale, net of
  minority interest.........................................     --      0.1       --       --
                                                              -----    -----    -----    -----
                                                              133.0    147.7     96.4    105.6
                                                              -----    -----    -----    -----
Income (loss) from operations...............................  (33.0)   (47.7)     3.6     (5.6)
                                                              -----    -----    -----    -----
Other income (expense):
  Interest expense..........................................   (5.6)    (5.4)    (5.6)    (5.4)
  Interest income...........................................    0.6      0.2      0.3      0.2
  Minority interest.........................................   (0.1)     0.7     (0.2)    (0.1)
  Other income..............................................    0.3      0.4      0.4      1.3
                                                              -----    -----    -----    -----
                                                               (4.8)    (4.1)    (5.1)    (4.0)
                                                              -----    -----    -----    -----
Loss before income taxes and extraordinary item.............  (37.8)   (51.8)    (1.5)    (9.6)
Provision for (benefit from) income taxes...................   (9.9)   (12.9)     1.4     (0.7)
                                                              -----    -----    -----    -----
Loss before extraordinary item..............................  (27.9)   (38.9)    (2.9)    (8.9)
Extraordinary item, net of taxes............................     --       --       --       --
                                                              -----    -----    -----    -----
Net loss....................................................  (27.9)%  (38.9)%   (2.9)%   (8.9)%
                                                              =====    =====    =====    =====
SUPPLEMENTARY DATA:
EBITDA(1)...................................................  (19.7)%  (35.9)%   15.9%     6.4%

---------------

(1) EBITDA represents income from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

  See Management's Discussion and Analysis - Introduction - Third Quarter 1999
                   Accounting Review Charges and Adjustments.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

  Operating Revenues

     The Company's principal operations are NASW, which include all solid waste activities, such as collection, transfer operations, recycling and disposal. The NASW disposal operations encompass solid waste and hazardous waste landfills, as well as waste-to-energy facilities. In addition, the Company operates outside of North America in activities similar to its NASW operations ("WM International"). As discussed above, the Company's Board of Directors has adopted a plan to divest WM International. Furthermore, the Company performs certain non-solid waste services primarily in North America such as hazardous waste management, low-level and other radioactive waste management, and waste-fuel powered independent power facilities. A substantial portion of these assets are also being divested in accordance with the Company's recently adopted strategic plan. Through June 30, 1999, the Company's non-solid waste services also included non-land disposal hazardous waste operations and on-site industrial cleaning services. However, on June 30, 1999, the Company sold a 51% interest in these operations to the French conglomerate Vivendi SA. The retained interest of 49% is being accounted for using the equity method of accounting.

     For the three and nine months ended September 30, 1999, the Company's operating revenues increased $157.4 million or 4.9% and $397.3 million or 4.2%, respectively, as compared to the corresponding 1998 periods. The following table presents the operating revenues by reportable segment for the respective periods (dollars in millions):

                         THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                       ------------------------------------    ------------------------------------
                             1999                1998                1999                1998
                       ----------------    ----------------    ----------------    ----------------
NASW.................  $2,758.2    81.2%   $2,595.5    80.2%   $7,961.1    81.3%   $7,554.5    80.4%
WM International.....     442.9    13.1       388.5    12.0     1,200.7    12.3     1,133.3    12.1
Non-solid waste......     194.0     5.7       253.7     7.8       628.7     6.4       705.4     7.5
                       --------   -----    --------   -----    --------   -----    --------   -----
  Operating
     revenues........  $3,395.1   100.0%   $3,237.7   100.0%   $9,790.5   100.0%   $9,393.2   100.0%
                       ========   =====    ========   =====    ========   =====    ========   =====

     The increase in the Company's operating revenues for the three and nine months ended September 30, 1999, as compared to the 1998 periods, is primarily due to NASW operations. The following table presents the Company's mix of operating revenues from NASW for the respective periods (dollars in millions):

                         THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                       ------------------------------------    --------------------------------------
                             1999                1998                1999                 1998
                       ----------------    ----------------    -----------------    -----------------
NASW:
  Collection.........  $1,946.0    59.8%   $1,785.1    58.5%   $ 5,631.0    59.7%   $ 5,158.9    58.7%
  Disposal...........     837.5    25.7       850.4    27.9      2,437.6    25.9      2,348.0    26.7
  Transfer...........     309.0     9.4       258.5     8.5        889.4     9.4        779.0     8.9
  Recycling and
     other...........     166.3     5.1       155.4     5.1        467.4     5.0        503.0     5.7
                       --------   -----    --------   -----    ---------   -----    ---------   -----
                        3,258.8   100.0%    3,049.4   100.0%     9,425.4   100.0%     8,788.9   100.0%
                                  =====               =====                =====                =====
Intercompany.........    (500.6)             (453.9)            (1,464.3)            (1,234.4)
                       --------            --------            ---------            ---------
Operating revenues...  $2,758.2            $2,595.5            $ 7,961.1            $ 7,554.5
                       ========            ========            =========            =========

     The increase in operating revenues for the three and nine months ended September 30, 1999 for NASW operations, as compared to the respective prior year periods, is primarily attributable to the acquisition of solid waste businesses, partially offset by the divestiture of certain solid waste operations. Acquisitions of NASW businesses during 1999 and the full year effect of such acquisitions completed during 1998 accounted for an increase in operating revenues of approximately $155.4 million for the three months ended September 30, 1999 and $476.6 million for the nine months ended September 30, 1999 as compared to the prior year periods. NASW operating revenues also increased from internal growth of comparable operations of 2.9% and 2.8% for the three and nine months ended September 30, 1999, respectively, as compared to the prior year periods. For the three and nine months ended September 30, 1999, NASW operating revenues decreased as a result of the divestiture of solid waste operations with operating revenues of $68.1 million and $235.5 million in the respective prior year periods. NASW comparable operating revenues for the three and nine months ended September 30, 1999, were also reduced by approximately $34.1 million, due to the renewal of a biosolids management contract, which now excludes a capital cost recovery element. Included in the internal revenue growth of NASW operating revenues for the three and nine months ended September 30, 1999, are revenue reductions of $30.9 million related to the third quarter 1999 accounting review discussed above.

     NASW operating revenues in the three and nine months ended September 30, 1999 have been detrimentally affected by volumes that were under expectations and difficulties in integration of the operations of the Company after the WM Holdings Merger and Eastern Merger, including the Company's information systems and work flow related thereto. Certain billings were incorrect and/or delayed contributing to an increase in uncollected receivables in the third quarter of 1999, and an increase in the allowance for doubtful accounts. The Company has added resources to address the collection of its receivables. In addition, the Company believes that its internal growth may have been detrimentally affected by certain inflexibilities in its pricing strategy and lack of responsiveness of that strategy to localized competitive conditions, resulting in lost volumes. The Company intends to continue to review its pricing strategy to enhance its competitiveness in future periods.

     WM International's operating revenues for the three and nine months ended September 30, 1999 increased as a result of internal growth of 0.4% and 2.2%, respectively, and from acquisitions of solid waste operations with revenues of $70.8 million and $99.1 million, respectively, as compared to the corresponding prior year periods. Additionally, the WM International operating revenues increased by $4.6 million for the nine months ended September 30, 1999 as compared to the prior year period as a result of increased landfill disposal taxes in certain countries, which are passed through in disposal rates. These increases were offset by the disposition of operations with operating revenues of $5.1 million and $40.7 million in the three and nine months ended September 30, 1998, respectively. Furthermore, foreign currency fluctuations of $12.7 million and $19.1 million decreased operating revenues for the three and nine months ended September 30, 1999 respectively, as compared to the respective 1998 periods.

     Operating revenues for non-solid waste operations has increased in the three months ended September 30, 1999, as compared to the prior year period due to internal growth and the acquisition of a geosynthetics manufacturing and installation service company after considering the impact of the sale of a 51% interest in certain non-solid waste operations as previously discussed herein. The Company expects decreasing operating revenues from its non-solid waste operations in future periods, as the Company has sold its industrial services and hazardous business units as discussed above and is actively marketing other non-solid waste operations pursuant to the strategic plan previously discussed.

  Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

     Operating costs and expenses increased $727.0 million or 39.1% and $614.2 million or 11.2% for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding periods of 1998. As a percentage of operating revenues, operating costs and expenses increased from 57.3% to 76.1% for the three months ended September 30, 1998 and 1999, respectively, and increased from 58.5% to 62.4% for the nine months ended September 30, 1998 and 1999, respectively. The increase in operating costs and expenses in the current year periods includes significant adjustments related to the third quarter 1999 accounting review discussed above, some of which are recurring in nature and should be expected in future periods. These accounting review adjustments consisted of increases in insurance reserves, environmental reserves, loss contract provisions and adjustments resulting from completing account reconciliations and from other items. The remaining changes in operating costs and expenses resulted in increases of $160.6 million and $47.8 million for the three and nine months ended September 30, 1999, respectively, as compared to the prior year periods. Operating costs and expenses were favorably impacted by $22.0 million in the third quarter of 1998 due to the settlement of a royalty dispute in excess of the accrued amount, the downward revision of environmental related liabilities of $8.0 million and the reduction of other liabilities of approximately $12.0 million. After consideration of these items, operating costs and expenses increased by $118.6 million for the three months ended September 30, 1999, as compared to 1998, due to the costs related to the increase in revenues attributable to acquisitions and internal growth, net of divestitures, as discussed above. In addition, the Company realized certain reductions in costs and improvements in operating efficiencies from its acquisition program, including the WM Holdings Merger. Additionally, the Company realized improvement in NASW operating costs and expenses due to the increased utilization of internal disposal capacity, which is measured as a percentage of total disposal costs.

     Operating costs and expenses have decreased $36.9 million for the nine months ended September 30, 1999 as compared to 1998 due to the net impact of reductions in certain environmental and other liabilities during the respective periods. For the nine months ended September 30, 1999, operating costs and expenses were favorably impacted by $58.0 million of downward revisions in environmental liabilities relating to certain of the Company's landfill operations, consisting of $35.0 million in WM International and $23.0 million in NASW. Additionally during the nine month 1999 period, the Company revised other liabilities downward by $19.8 million resulting in a reduction of operating costs and expenses. Similarly, operating costs and expenses were favorably impacted for the nine months ended September 30, 1998 by $40.9 million largely attributable to the reduction of environmental, royalty settlement and non-environmental liabilities referred to in the preceding paragraph. In addition, operating costs and expenses were favorably impacted by $34.9 million for the nine months ended September 30, 1998, as compared to the respective 1999 period, attributable to the recovery of settlements from various insurance carriers related to environmental claims. The remaining increase in operating costs and expenses of $49.8 million for the nine months ended September 30, 1999, as compared to the prior year period, is attributable to the costs associated with the change in operating revenues from acquisitions, internal growth and divestitures, as discussed above, as well as the impact of certain cost reductions and efficiencies from the WM Holdings Merger and other acquisitions and the increased utilization of internal disposal capacity.

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

  General and Administrative

     General and administrative expenses increased $454.3 million or 146.1% and $259.8 million or 24.7% for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding periods of 1998. As a percentage of operating revenues, the Company's general and administrative expense increased from 9.6% to 22.6% for the three months ended September 30, 1998 and 1999, respectively, and increased from 11.2% to 13.4% for the nine months ended September 30, 1998 and 1999, respectively.

     As discussed above, general and administrative expenses during the three and nine months ended September 30, 1999, include adjustments related to the third quarter 1999 accounting review, some of which are recurring in nature and should be expected in future periods. These significant adjustments include the increase in the allowance for doubtful accounts, provision for certain consulting and severance costs, corrections due to the account reconciliation process and other adjustments.

     For the three months ended September 30, 1999, general and administrative costs include an increase in the provision for doubtful accounts of $12.8 million in addition to the amount adjusted as part of the third quarter accounting review. The remaining increase of $39.8 million is attributable to the costs related to the increased administration from acquisitions and internal growth net of divestitures, similar to the impact discussed in operating costs and expenses discussed in operating revenues above.

     General and administrative costs have increased related to acquisitions and internal growth, net of divestitures, as discussed in operating revenues above. However, the Company experienced significant cost reductions related to the elimination of duplicate corporate administrative functions from the WM Holdings Merger primarily related to the first six months of 1999. Such cost reductions were offset by increased administrative costs in field operations, particularly in the third quarter of 1999, attributable to increased costs to perform billing, collection and other administrative functions.

  Depreciation and Amortization

     Depreciation and amortization expense increased $71.6 million or 18.8% and $77.7 million or 6.9% for the three and nine months ended September 30, 1999, respectively, as compared to the respective periods in 1998. As a percentage of operating revenues, depreciation and amortization expense increased from 11.8% to 13.3% for the three months ended September 30, 1998 and 1999, respectively, and increased from 12.0% to 12.3% for the nine months ended September 30, 1998 and 1999, respectively. As discussed above, depreciation and amortization expense during the three and nine months ended September 30, 1999, include adjustments related to the third quarter 1999 accounting review, some of which are recurring in nature and should be expected in future periods. These significant adjustments are due to the account reconciliation process and other adjustments, including adjustments to increase landfill amortization expense as a result of the comprehensive review of the NASW landfills to evaluate potential landfill expansion projects. The increase in landfill amortization as a result of this review was $11.7 million in the third quarter of 1999.

     For the three months ended September 30, 1999, depreciation and amortization includes $0.6 million of amortization primarily related to the acquisition of the minority interest of WM International. Excluding the effect of increases in landfill amortization rates as a result of the third quarter 1999 accounting review discussed above, landfill amortization for the three months ended September 30, 1999, was $12.1 million less than in the same period in 1998 as a result of net reductions in landfill amortization rates applied in 1999, compared to 1998. Such rate reductions were the result of the evaluation of various facts and circumstances throughout the intervening quarters. The remaining increase of $23.5 million is attributable to the depreciation and amortization related to the acquisitions, internal growth and divestitures, as discussed in operating revenues above.

     For the nine months ended September 30, 1999, depreciation and amortization includes $6.4 million of amortization primarily related to the 1998 acquisitions of the minority interests of Wheelabrator Technologies, Inc. and Waste Management International plc. Excluding the effect of increases in landfill amortization rates as a result of the third quarter 1999 accounting review discussed above, landfill amortization for the nine months ended September 30, 1999, was $32.8 million less than in the same period in 1998 as a result of net reductions in landfill amortization rates applied in 1999, compared to 1998. Such rate reductions were the result of the evaluation of various facts and circumstances throughout the intervening quarters and included approximately $19.5 million attributable to the impact of accelerated biodegradation at certain of the Company's landfills. At certain of the Company's landfills that operate in geological locations conducive to accelerated biodegradation, landfill amortization had been adjusted to reflect longer estimated useful lives. As part of the third quarter accounting review, a more conservative evaluation has been made regarding implementation of bioreactors at its landfills, resulting in an increase in landfill amortization expense in the third quarter of 1999 which is not material to the consolidated financial statements. The remaining increase of $44.5 million is attributable to acquisitions of NASW businesses, internal growth and divestitures, as discussed in operating revenues above.

  Merger and Acquisition Related Costs, Asset Impairments and Unusual Items

     In connection with the WM Holdings Merger and the Eastern Merger, the Company incurred significant merger costs and unusual items in the third and fourth quarters of 1998 as described in the Company's Current Report on Form 8-K dated September 17, 1999. Furthermore, the Company recorded $19.1 million and $98.8 million of merger costs for the three and nine months ended September 30, 1999, respectively, of costs that are transitional in nature related to these mergers. The Company incurred $12.5 million in the three and nine months ended September 30, 1999 related to the purchase of a business that when integrated into the Company's operations resulted in the closure of certain Company owned facilities and relocation of certain of the Company's administrative functions. The merger cost amount for the nine months ended September 30, 1999 also includes cumulative offsetting adjustments totaling $15.6 million primarily to conform accounting methods of the Company's ash monofil landfills to that of the Company's solid waste landfills.

     The Company is in the process of settling its obligations under the WM Holdings defined benefit plan which was terminated as of October 31, 1999 (although benefit accruals were ceased as of December 31, 1998) and currently intends to liquidate the plan's assets and settle it obligations to participants. The actual charge to expense of settling the Plan will be recorded as settlements occur. However, the Company has included $9.8 million in asset impairments and unusual items for the nine months ended September 30, 1999 related to the current year recognition of past service costs of this plan and will incur similar charges in future periods until all participants have been paid the termination benefits. Additionally, the Company has recorded $84.4 million in the third quarter of 1999 related to the reassessment of ultimate losses for certain legal issues related to the WM Holdings Merger. The remainder of the asset impairments and unusual items relates to the third quarter 1999 accounting review discussed above.

     Certain WM Holdings' employee stock option plans included change of control provisions that were activated as a result of the WM Holdings Merger whereby the option holder received certain put rights that require charges to earnings through the put periods. To the extent the market value of the Company's common stock exceeded $54.34 per share, the Company was required to record additional charges to earnings until July 16, 1999, at which time all put rights expired. The expense related to these stock option put rights would have had no impact on stockholders' equity, as the offset was a direct increase to additional paid in capital, since these put rights were satisfied by the issuance of common stock. As the market value of the Company's common stock was less than $54.34 per share as of the date the put rights expired, there were no charges to earnings in the third quarter of 1999 related to the put rights.

     Merger costs and acquisition related costs for the WM Holdings Merger and the Eastern Merger include estimates for anticipated losses related to the sales of assets pursuant to governmental orders. These anticipated losses have been estimated based on the Company's assessment of relevant facts and circumstances, including consideration of the various provisions of asset sale agreements. In certain instances, the asset sale agreements contain contingencies, the resolution of which are uncertain and may materially change the proceeds which the Company will ultimately receive. Accordingly, dependent upon actual future experience and the resolution of certain contingencies, the amount of losses ultimately recorded by the Company could materially differ from the amounts recorded by the Company. The Company is unable to determine the earnings impact of the Eastern Merger or any synergies that may ultimately be achieved. During the second quarter of 1999, the Company resolved an outstanding contingency regarding its sale of assets to Republic Services, Inc. which reduced the loss on that sale by approximately $80 million. Offsetting this amount, the Company
(i) consummated its sale of 51% of its non-land disposal hazardous waste operations and on-site industrial cleaning services which resulted in losses of approximately $5 million greater than previously estimated; (ii) increased its anticipated losses by approximately $14 million related to the assets required to be sold pursuant to the Eastern Merger; (iii) identified other non-core operations for disposition that have a book value of approximately $36 million greater than the estimated proceeds; and (iv) identified other merger related items comprising the remainder of the balance.

     For the three and nine months ended September 30, 1998, respectively, the Company recorded $1,564.2 million and $1,579.1 million of merger and acquisition related costs primarily related to WM Holdings Merger.

  Income from Continuing Operations Held for Sale (Net of Minority Interest)

     In 1998, the Company had operations that were previously classified as discontinued operations for accounting and financial reporting purposes that were subsequently reclassified to continuing operations as of December 31, 1997, as the dispositions were not completed within one year. The Company had divested of substantially all of such operations as of September 30, 1998.

  Loss from Operations

     Loss from operations was $1.1 billion for the three months ended September 30, 1999 and income from operations was $356.3 million for the nine months ended September 30, 1999 as compared to a loss of $1.5 billion and $524.2 million for the corresponding periods of 1998.

  Other Income and Expenses

     Other income and expenses consists of interest expense, interest income, other income and minority interest. Although the Company has experienced lower borrowing rates as compared to prior years, interest costs, which includes amounts capitalized, increased from 1998 to 1999 due to increases in the Company's outstanding indebtedness for each period. As a result of the expected charges in the Company's primary bank credit facilities (see Note 3), it is likely that the borrowing rates in the foreseeable future will be higher than the rates previously experienced by the Company. Capitalized interest was $6.5 million and $29.7 million for the three and nine months ended September 30, 1999, respectively, and $10.9 million and $29.5 million for the corresponding periods of 1998. Included as other income for the nine months ended September 30, 1998 is a gain of approximately $38.0 million from the sale of a waste-to-energy facility in Hamm, Germany in January 1998.

     During 1998, the Company acquired the outstanding minority interest in Wheelabrator Technologies, Inc., Waste Management International plc, and the operations in the United Kingdom which were 49% owned by Wessex Water Plc. As a result, the minority interest expense is lower in 1999 than the amount recognized in 1998.

  Income Taxes

     The Company recorded a benefit from income taxes of $335.8 million and a provision for income taxes of $139.8 million for the three and nine months ended September 30, 1999, respectively, and a benefit from income taxes of $417.9 million and $66.9 million for the corresponding periods of 1998. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the nine months ended September 30, 1999 is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, non-deductible costs associated with the impairment of certain foreign businesses and other third quarter 1999 charges and adjustments as disclosed in Note 1, and the cost associated with remitting the earnings of foreign subsidiaries, which are no longer considered permanently reinvested.

  Net Loss

     For the three and nine months ended September 30, 1999, net loss was $947.8 million and $282.8 million or $1.53 and $0.46 per share on a diluted basis, respectively, as compared to a net loss of $1,258.5 million and $834.2 million or $2.11 and $1.44 per share on a diluted basis for the respective prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements primarily stem from (i) its working capital needs for its ongoing operations, (ii) capital expenditures for cell construction and expansion of its disposal sites, as well as for new trucks and equipment for its collection operations, and (iii) business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds and secondly from various financing sources available to the Company, including the incurrence of debt and in the past through the issuance of its common stock. It is further part of the Company's strategy to minimize working capital while maintaining available commitments under bank credit agreements to fund any capital needs in excess of internally generated cash flow. The Company had unused and available credit capacity under its domestic bank facilities of $1.9 billion at September 30, 1999.

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

     The Company has a scheduled maturity of $200 million of senior notes on November 15, 1999. The Company is expecting to repay these senior notes with funds available from its $3 billion syndicated loan facility. Additionally, based on the current market price of the Company's common stock, the Company expects the holders of the 5.75% convertible subordinated notes due 2005 to exercise a redemption option that becomes available March 15, 2000. The total amount expected to be repaid related to these notes will be approximately $461 million at March 31, 2000, and is expected to be repaid with funds available from the Company's $3 billion syndicated loan facility.

     As of September 30, 1999, the Company had a working capital deficit of $1.1 billion (a ratio of current assets to current liabilities of 0.82:1) and a cash balance of $221.9 million which compares to a working capital deficit of $412.3 million (a current ratio of 0.90:1) and a cash balance of $86.9 million as of December 31, 1998. For the nine months ended September 30, 1999 and 1998, respectively, net cash provided by operating activities was $1.3 billion for both periods and net cash provided by financing activities was $458.1 million in 1999, as compared to $1.9 billion in 1998. In the nine months ended September 30, 1999, cash used to acquire businesses for $1.2 billion and capital expenditures of $876.9 million were primarily financed by cash from operating activities, proceeds from sale of assets of $502.7 million and net increased borrowings of $282.6 million. In the nine months ended September 30, 1998, capital expenditures of $1.1 billion and acquisitions of businesses and outstanding minority interests of $2.6 billion were primarily financed through net cash from operations, proceeds from sale of assets of $411.3 million and net cash from financing activities. The Company has initiated a thorough review of its fleet of vehicles to ensure that the fleet will operate at maximum efficiency in the near future and expects capital expenditures in future periods could exceed amounts incurred through the first nine months of 1999. However, the Company expects to decrease its spending related to acquisitions in the year 2000 in accordance with its recently announced strategic plan.

     From the time of the WM Holdings Merger, which was consummated in July 1998, the Company adopted a decentralized billing system for the merged entity (as opposed to the centralized system employed by WM Holdings prior to the WM Holdings Merger). The billing system conversion has now been completed. However, as a result of this system conversion, coupled with the significant merger integration problems, the Company's accounts receivable level increased significantly and its days sales outstanding ("DSOs") increased from 66 days at September 30, 1998 to a height of 73 days at January 31, 1999. However, by September 30, 1999, the DSOs improved to 68 days, excluding the impact of the receivables related adjustments included in the third quarter 1999 charge discussed above.

     During the first nine months of 1999 the Company paid approximately $419 million for costs directly or indirectly related to the WM Holdings Merger and Eastern Merger, the majority of which were accrued as liabilities as of December 31, 1998. Consequently, the Company's net cash provided by operating activities for the first nine months of 1999 was significantly impacted by these, and to a lesser extent, other working capital issues. The Company contributed approximately $43.4 million during the three months ended September 30, 1999, which is included in the above amounts, and expects payments of approximately $185 million to be paid through 2000 relating to the termination of the WM Holdings defined benefit plan. Furthermore, the Company expects to fund additional merger and legal obligations of approximately $470 million primarily over the next 15 months, including the settlement of the WM Holdings securities matter, which is expected to occur in the fourth quarter of 1999.

     In the second quarter of 1999, the Company entered into an agreement to purchase all of the Canadian solid waste assets of Allied Waste Industries, Inc. ("Allied") that Allied acquired upon its acquisition of Browning-Ferris Industries, Inc. The purchase price of these assets was to be approximately $501 million in cash. On November 8, 1999, the Company and Allied entered into revised agreements, which replace the original agreement.

     Under the terms of the revised agreements, Allied has agreed to sell to the Company all of the shares of Browning-Ferris Industries Limited ("BFIL"), which owns the solid waste operations of Browning-Ferris in Canada, including collection operations, transfer stations, landfill operations and recycling facilities. Annual revenues generated from these operations are estimated to be approximately US $176 million. Allied will continue to operate certain of the Canadian operations with total revenues estimated to be approximately US $53 million that the Company is being required to divest by the Competition Bureau of Canada and market those operations for sale, on behalf of BFIL, after the closing. The sale of the BFIL shares is subject to final approval pursuant to the Competition Act and the Investment Canada Act. Additionally, the Company has agreed to sell to Allied certain U.S. solid waste services assets with combined reported historical revenue of approximately $132 million, including nine landfill operations, 19 collection operations, five transfer stations and a landfill operating contract. The sale of such assets is subject to final approval pursuant to the Hart-Scott Rodino Act. The Company expects to receive net cash proceeds as a result of the revised transactions.

     During the third quarter, the Company experienced a decline in its public credit ratings which curtailed its access to the commercial paper market. As a result, commercial paper maturing during the third quarter was refinanced through borrowing under the Company's Syndicated Facility and Credit Facility. The Company does not expect that it will be in a position to reissue commercial paper in the foreseeable future, and remaining balances of commercial paper will be refunded through internal cash flow or with additional borrowings under existing bank facilities.

     As a result of the charges and adjustments recorded in the third quarter of 1999, as discussed above, the Company would not have been in compliance as of September 30, 1999 with certain financial covenants as required by the Company's bank credit facilities. However, waivers were received on each of the Company's four bank agreements which enabled the Company to be in full compliance with, and have full access to its existing bank credit facilities. These waivers extend to November 25, 1999 with respect to the Euro facilities and to December 30, 1999 with respect to the Credit Facility and Syndicated Facility. The Company has entered into discussions with its banks regarding permanent amendments which will adjust the financial covenants, as well as amend other terms and conditions. Management believes that the permanent amendments will be in place by December 30, 1999. Should the Company be unsuccessful in obtaining these amendments from the banks prior to expiration of the waivers on December 30, 1999, then all borrowings and letters of credit outstanding would be considered current obligations, due upon demand by the banks. In addition, the Company would not have access to the unused portions of such lines which could impair its ability to meet ongoing working capital and other liquidity requirements. There can be no assurance that the Company will be successful in completing the amendments prior to December 31, 1999 or would be able to arrange alternate sources of liquidity to meet its obligations.

RECENT DEVELOPMENTS

     As described in the Company's Current Report on Form 8-K dated October 20, 1999, John E. Drury, Richard J. Heckmann and Richard D. Kinder resigned as members of the Board of Directors.

     On November 10, 1999 the Company announced the selection, effective November 10, 1999, of A. Maurice Myers as Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Myers, 59, joins Waste Management from Yellow Corporation, where he has been Chairman, CEO and President since April 1996. Yellow Corporation is the parent company of Yellow Freight, one of the nation's oldest and largest trucking companies. Under Mr. Myers' leadership, Yellow Corporation returned to profitability in just one year, after three years of negative earnings. Mr. Myers also implemented a productivity initiative and a restructuring of the company's largest subsidiary, Yellow Freight, dividing that company into five regionally-based business units and reducing operating costs, while significantly increasing the company's ability to meet changing customer needs. Mr. Myers is a recognized leader in integrating information technology with business operations. He directed the re-engineering of Yellow Corporation's information systems, providing the company with greater financial accountability and a distinct competitive advantage over other freight haulers. In 1999, Yellow Corporation was named one of the nation's top 100 Information Technology companies, the only freight transportation company to be so recognized. Prior to joining Yellow Corporation in 1996, Mr. Myers served as President and Chief Operating Officer of America West Airlines and is credited in part for that company's financial turnaround. Mr. Myers also served as President and CEO of Aloha Airlines, and held a senior management position with Continental Airlines.

     Additionally, during the third quarter of 1999, the Board of Directors formed an Executive Committee which, subject to certain limitations, may perform all duties of the Board of Directors between the Board's regularly scheduled meetings. The Executive Committee consists of Roderick M. Hills, Ralph V. Whitworth,

Robert S. Miller and Jerome P. York. Effective November 10, 1999, A. Maurice Myers was added to the Executive Committee.

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

YEAR 2000 DATE CONVERSION

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive data by the Company's computerized information systems. In 1997, the Company began to modify its North American computer information systems to ensure proper processing of transactions relating to the Year 2000 and beyond and completed the majority of the required modifications to its critical business systems in use in North America during 1998 and 1999, and all of such modifications were completed during the third quarter of 1999. The Company is presently undertaking a review of all assessments and remediations performed to date to ensure the Company's Year 2000 readiness. For WM International, systems supplied by an outside vendor are used for critical operations. That vendor has supplied the Company with Year 2000 compliant versions, deployment of which is completed. The Company believes that the systems used by WM International are currently Year 2000 ready. The amounts charged to expense during the first three quarters of 1999 related to the Year 2000 readiness modifications have not been material and any additional charges in 1999 and beyond are not expected to be material to the Company's financial position, results of operations or cash flows.

     In addition to its critical business systems, the Company began addressing the issue of the Year 2000 impact on certain of its embedded technologies in 1997. For example, incinerators and monitoring wells which are used in the Company's operations both have computer chips embedded within them, and the Company is upgrading those chips to avoid any malfunctioning of the chips as a result of the Year 2000. Additionally, the Company has undertaken to assess and remediate where necessary, the embedded technologies in the Company's facilities and business equipment. The Company expects such upgrades, assessments and remediations to be complete by the end of 1999. The Company has taken, and continues to take steps to resolve Year 2000 readiness issues that may be created by customers, suppliers and financial institutions with whom the Company does business. However, there can be no guarantee that other entities will be Year 2000 ready.

     The Company is in the process of establishing a worst case scenario and written contingency plan to address issues that could arise should the Company or if any of its suppliers or customers not be prepared to accommodate Year 2000 issues timely. Additionally, the Company will maintain a control room to be in use during the first weeks of January 2000 to assist the Company's facilities in any problems that may arise. The Company believes that in an emergency it could revert to the use of manual procedures that do not rely on computers or embedded technologies and could perform the minimum functions required to maintain satisfactory control of the business. However, there can be no assurances that satisfactory control can be maintained and any failure to do so could have a material adverse impact on the business. Should the Company have to utilize manual procedures for any extended length of time, it is uncertain that it could maintain the same level of operations, and this could have a material adverse impact on the business. The Company intends to maintain constant supervision on this situation and will develop such additional contingency plans as are required by the changing environment.

NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company in its first fiscal quarter in 2001. Management is currently assessing the impact the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.

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

     In December 1998, the Company announced an agreement to settle the consolidated action against all defendants and the establishment of a settlement fund of $220 million for the class of open market purchasers of WM Holdings securities between November 3, 1994, and February 24, 1998. On September 17, 1999, the United States District Court for the Northern District of Illinois gave final approval to the settlement after hearing. After the Court had approved the settlement and ordered the case dismissed, a solitary, putative class member sought to intervene in the action and to object, not to the settlement, but to the size of the fee award to plaintiffs' class counsel. The Court denied the motion and the putative class member has filed a notice of appeal from this denial.

     Additionally, there are several other actions and claims that arise out of the same set of facts as those giving rise to the purported securities class actions concerning statements made in 1996 and 1997 about WM Holdings financial condition and results of operations. Such actions and claims have been brought by business owners who received WM Holdings common stock in the sales of their businesses to WM Holdings. These actions and claims allege, among other things, breach of warranty or breach of contract based on WM Holdings' restatement of earnings in February 1998. In April 1999, courts having jurisdiction over two such actions, granted summary judgement against WM Holdings and in favor of the individual plaintiffs who brought the respective claims on the issue of breach of contract. Additionally, in October 1999, the court in one of these actions certified as a class consisting of all sellers of business assets to WM Holdings between January 1, 1990 and February 24, 1998 whose purchase agreements with WM Holdings contained express warranties regarding the accuracy of WM Holdings' financial statements. The extent of damages, if any, in these actions has not yet been determined.

     On July 6, 1999, the Company announced that it had lowered its expected earnings per share for the three-month period ended June 30, 1999. On July 29, 1999, the Company announced a further reduction in its expected earnings for that period. On August 3, 1999, the Company announced that its reported operating income for the three months ended March 31, 1999 may have included certain unusual pretax income items. Between July 8, 1999 and September 3, 1999, numerous lawsuits that purport to be based on one or more of these announcements have been filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas. These actions have been consolidated into a single action. On September 7, 1999, a lawsuit was filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Texas. The parties have filed a joint motion to transfer this case to the United States District Court for the Southern District of Texas, to be consolidated with the consolidated action pending there. Taken together, the plaintiffs in these lawsuits purport to assert claims on behalf of a class of purchasers of the Company's common stock between June 10,

1998 and August 2, 1999. Among other things, the plaintiffs allege that the Company and certain of its officers and directors (i) made knowingly false earnings projections for the three months ended June 30, 1999 and (ii) failed adequately to disclose facts relating to its earnings projections that the plaintiffs allege would have been material to purchasers of the Company's common stock. The plaintiffs also claim that certain of the Company's officers and directors sold common stock at prices known to be inflated by the alleged material misstatements and omissions. The plaintiffs in these actions seek damages with interest, costs and such other relief as the respective courts deem proper.

     In addition, three of the Company's shareholders have filed lawsuits against certain officers and directors of the Company in connection with the events surrounding the Company's second quarter 1999 earnings projections and July 6, 1999 earnings announcement. Two of these lawsuits were filed in the Court of Chancery of the State of Delaware on July 16, 1999 and August 18, 1999, respectively, and one was filed in the United States Districts Court for the Southern District of Texas on July 27, 1999. The plaintiffs in these actions purport to allege derivative claims on behalf of the Company against these individuals for alleged breaches of fiduciary duty resulting from their alleged stock sales during the three month period ended June 30, 1999 and/or their oversight of the Company's affairs. The lawsuits name Waste Management, Inc. as a nominal defendant and seek compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the respective courts deem proper.

     The Company has also received a letter from participants in the Company's Employee Stock Purchase Plan (the "ESPP") who purchased the Company's common stock on June 30, 1999. The letter demands that the Administrative Committee of the ESPP bring an action against the Company and certain selling officers and directors for losses allegedly sustained by the participants in their stock purchases. These ESPP participants have indicated in the letter that, absent action by the ESPP, they intend to sue the Company and the directors and officers on behalf of the ESPP and its participants. The administrative committee of the ESPP has advised these participants that it cannot file suit, as requested, because the committee is neither a representative of the plan nor a Waste Management shareholder. The Company has not received any further communication from these participants. However, management does not believe that this claim, if pursued, would have a material adverse effect on the Company's consolidated financial statements.

     On July 16, 1999, a lawsuit was filed against the Company in the Circuit Court for Sumter County in the State of Alabama. The plaintiff in the lawsuit purported to allege on behalf of a class of similarly situated persons that the Company has deprived the class of lump sum payments of pension plan benefits allegedly promised to be paid in connection with termination of the WM Holdings defined benefit pension plan. On behalf of the purported class, the plaintiff sought compensatory and punitive damages, costs, restitution with interest, and such other relief as the Court deemed proper. On July 29, 1999, the Company announced that it had determined to proceed with the termination of the plan, liquidating the plan's assets and settling its obligations to participants. The plaintiff voluntarily dismissed her case on September 13, 1999. However, that same day, the same attorneys filed another Plan-related putative class action against the Company and various individual defendants in the United States District Court for the Middle District of Alabama, Northern Division. This case, brought by a different putative class representative, alleges that the defendants violated the federal Employee Retirement Income Security Act ("ERISA") by failing to terminate the Plan in accordance with its terms, by failing to manage Plan assets prudently and in the interests of Plan participants, and by delaying the plan's termination date and the expected distribution of lump-sum pension benefits. On behalf of the purported class, the plaintiff seeks declaratory and injunctive relief, restitution of all losses and expenses allegedly incurred by the Plan, payment of all benefits allegedly owed to Plan participants, attorneys's fees and costs, and other "appropriate" relief under the Internal Revenue Code, ERISA and the Plan. Defendants' time to move, answer or otherwise respond to the complaint has been extended, and no proceedings have yet occurred.

     In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the foreign, federal, state, and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved related to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 1999, there were four proceedings involving Company subsidiaries where the sanctions involved could potentially exceed $100,000. The Company believes that any such fines or penalties will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

     In August 1999, sludge materials from trucks entering the Company's Woodland Meadows Landfill in Michigan were seized by the FBI pursuant to an investigation of the generator of the sludge materials, a company that provides waste treatment services. Subsequently, the Company received two Grand Jury subpoenas, as well as a request for information from the Michigan Department of Environmental Quality, seeking information related to the landfill's waste acceptance practices and the Company's business relationship with the generator. According to affidavits attached to the subpoena, the generator is alleged to have failed to properly treat sludges prior to disposal. The generator's treatment plant was sold by the Company to the generator in May 1998. The Company is cooperating with the pending investigation and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

     In November 1998, the Company was sued by the estate of Shayne Conner, who died on November 24, 1995 in Greenland, New Hampshire. Plaintiffs allege that Mr. Conner's death was caused by biosolids that were applied to a nearby field by Wheelabrator's BioGro business unit. The litigation is currently in the discovery phase, and the Company is waiting for plaintiff's production of a court-ordered expert on causation. The Company is vigorously defending itself and believes that it will prevail in the litigation.

     It is not possible at this time to predict the impact that the above lawsuits and inquiries may have on WM Holdings or the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is reasonably possible that the outcome of any present or future litigation may have a material adverse impact on their respective financial conditions or results of operations in one or more future periods. WM Holdings and the Company intend to defend themselves vigorously in all the above matters.

     The Company and certain of its subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of their business, some of which are addressed elsewhere in this report or in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1999 and June 30, 1999, and Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, the Company believes that these matters will not have a material adverse effect on its consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION

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

     (b) Reports on Form 8-K:

     During the third quarter of 1999, the Company filed a Current Report on Form 8-K dated September 17, 1999, reporting additional information in its notes to consolidated financial statements for the 1998 10-K. This information consisted of condensed consolidating financial statements and was provided as a result of full and unconditional guarantees of certain senior indebtedness of the Waste Management, Inc. by WM Holdings and the assumption or guarantee of certain indebtedness of WM Holdings by the Waste Management, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            By:    /s/ DONALD R. CHAPPEL
                                              ----------------------------------
                                                      Donald R. Chappel
                                                 Executive Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

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

Date: November 15, 1999

                               INDEX TO EXHIBITS

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