Form 10-Q/A
period 1999-09-30
WASTE MANAGEMENT INC
filed 1999-12-20
CIK 823768

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

     The Company's results for the third quarter reflect pre-tax charges of approximately $347.7 million attributable to the reconciliation of previously unreconciled intercompany accounts, cash, accounts receivable, fixed asset, accounts payable and certain other accounts at the Company's operating districts and other locations. The Company's third quarter accounting review included a detailed review of substantially all of the districts' and other locations' financial and accounting records. The review necessitated a number of adjustments affecting transactions related to the current period and to periods prior to the quarter ended September 30, 1999 involving many different accounts. Although the third quarter charges of $347.7 million may relate to a number of periods, the Company does not currently have sufficient information to identify all specific charges attributable to individual prior periods. Furthermore, producing the required information to perform such an identification of these charges would be cost prohibitive and disruptive to operations. Based on its quantitative and qualitative analysis of available information, the Company, after consultation with its independent public accountants, has concluded that it does not have, nor is it able to obtain, sufficient information to conclude whether or not a material amount of these charges relate to any individual prior year, although qualitative analysis indicates that these charges are principally related to 1999.

     The Company has recorded asset impairments of pre-tax charges of $178.3 million related to several landfill sites and certain other operating assets in the third quarter of 1999. Included in the amount is $75.7 million relating to abandonment or closure of facilities resulting from the Company's recent business decisions regarding optimal operating strategies in specific markets in which the Company operates, or consideration of other new facts and circumstances. Also included in the amount is $40.4 million primarily the result of permit denials and other regulatory problems in the current period, one of many types of facts and circumstances that may from time to time trigger impairments, and which may occasionally overlap with other triggering events or result in abandonment or closure.

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

                             WASTE MANAGEMENT, INC.

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

     The exclusion of these expansions due to the more stringent criteria and related business judgments regarding probable success increased depreciation and amortization and the provision for final closure and post-closure (included in operating expense) by $14.0 million in the third quarter of 1999. Impairments resulting from the application of these new stringent criteria and resulting from other facts and circumstances make up the remaining $62.2 million impairments included in the $178.3 million of impairments disclosed above.

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

     The Company recorded pre-tax charges related to legal, severance and consulting costs incurred in the third quarter of 1999 including increases in legal reserves and related charges of $96.3 million, principally related to increases in legal reserves in response to developments in various legal proceedings brought against WM Holdings by former shareholders of that company in connection with its restatement of earnings in February 1998. These legal developments caused the Company to evaluate the numerous shareholder cases filed against WM Holdings and to reassess their range of exposure. Additionally, the charges include $25.0 million related to severance costs, principally for executives who left the Company in the third quarter of 1999 and $20.7 million of consulting costs related primarily to the third quarter accounting review and related matters.

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

                             WASTE MANAGEMENT, INC.

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

     In addition to the charges described above, the Company recorded additional pre-tax charges of $191.0 million. These additional charges involved many different issues at all levels of the Company, including, for example, adjustments to reserves for specific business disputes, adjustments of over- or under-accruals not described elsewhere herein, and numerous other items.

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
                                                               ===========

     As discussed above, the Company recorded significant adjustments in the quarter ended September 30, 1999, certain of which affect account balances applicable to periods prior to the quarter ended September 30, 1999. Accordingly, the Company, after consultation with its independent public accountants, has concluded that its internal controls for the preparation of interim financial information did not provide an adequate basis for its independent public accountants to complete reviews of the quarterly data for the quarters in the nine-month period ended September 30, 1999. As discussed above, the Company believes that certain charges that were recorded in the quarter ended September 30, 1999 may relate to individual prior periods; however, the Company does not have sufficient information to identify all specific charges attributable to prior periods. If identification of all specific charges attributable to individual prior periods was possible, the Company believes that the reported results of operations for the quarter ended September 30, 1999 would have been higher than presented in these financial statements. Based on its quantitative and qualitative analysis of available

                             WASTE MANAGEMENT, INC.

information, the Company, after consultation with its independent public accountants, has concluded that it does not have, nor is it able to obtain, sufficient information to conclude whether or not a material amount of these charges relate to any individual prior year, although qualitative analysis indicates that these charges are principally related to 1999. The Company has been advised by its independent public accountants that their report on the Company's December 31, 1999 financial statements will specifically refer to the matters discussed above regarding the interim periods within 1999.

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

     Merger and acquisition related costs include estimates for anticipated losses related to the sales of assets pursuant to governmental orders and other asset divestiture plans. These anticipated losses have been

                             WASTE MANAGEMENT, INC.

estimated based on the Company's assessment of relevant facts and circumstances, including consideration of the various provisions of asset sale agreements. In certain instances, the asset sale agreements contain contingencies, the resolution of which are uncertain and may materially change the proceeds which the Company will ultimately receive. Accordingly, dependent upon actual future experience and the resolution of certain contingencies, the amount of losses ultimately recorded by the Company could materially differ from amounts that have been recorded by the Company. During the second quarter of 1999, the Company resolved an outstanding contingency regarding its sale of assets to Republic Services, Inc., which reduced the previously reported loss on that sale by approximately $80 million. Offsetting this amount in the same quarter, the Company (i) consummated its sale of 51% of its non-land disposal hazardous waste operations and on-site industrial cleaning services which resulted in losses of approximately $5 million greater than previously estimated; (ii) increased its anticipated losses by approximately $14 million related to the assets required to be sold pursuant to the Eastern Merger; (iii) identified other non-core operations for disposition that have a book value of approximately $36 million greater than the estimated proceeds; and (iv) identified other merger related items comprising the remainder of the balance.

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

                             WASTE MANAGEMENT, INC.

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

                             WASTE MANAGEMENT, INC.

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

                             WASTE MANAGEMENT, INC.

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
                                                           =========    =========      =========

     The Company is continuing the process of settling its obligations under the Plan, and the change in minimum pension liability adjustment relates to the Plan. The change results from updated actuarial calculations of the Plan's accumulated benefit obligation and resultant future settlement expense, due to the availability of updated census data. To the extent that the termination benefit has not yet been charged to expense, additional minimum pension liability has been recorded as a charge to other comprehensive income. The Company expects to settle the obligations at various dates in 2000, at which time settlement expense will be recorded and adjustments to other comprehensive income will be made.

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

                             WASTE MANAGEMENT, INC.

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

                             WASTE MANAGEMENT, INC.

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

                             WASTE MANAGEMENT, INC.

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

                             WASTE MANAGEMENT, INC.

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

                             WASTE MANAGEMENT, INC.

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

     On December 15 and 16, 1999, the Company permanently amended its two domestic credit facilities and its two Euro facilities, respectively. The amendments permanently amend the financial covenants for which waivers were sought in the third quarter, and also allow certain actions that are part of the Company's previously announced strategic plan.

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
                                                               ===========

     The Company recorded significant adjustments in the quarter ended September 30, 1999, certain of which affect account balances applicable to periods prior to the quarter ended September 30, 1999. Accordingly, the Company, after consultation with its independent public accountants, has concluded that its internal controls for the preparation of interim financial information did not provide an adequate basis for its independent public accountants to complete reviews of the quarterly data for the quarters in the nine-month period ended September 30, 1999. As discussed above, the Company believes that certain charges that were recorded in the quarter ended September 30, 1999 may relate to individual prior periods; however, the Company does not have sufficient information to identify all specific charges attributable to prior periods. If identification of all specific charges attributable to individual prior periods was possible, the Company believes that the reported results of operations for the quarter ended September 30, 1999 would have been higher than presented in these financial statements. Based on its quantitative and qualitative analysis of available information, the Company, after consultation with its independent public accountants, has concluded that it does not have, nor is it able to obtain, sufficient information to conclude whether or not a material amount of these charges relate to any individual prior year, although qualitative analysis indicates that these charges are principally related to 1999. The Company has been advised by its independent public accountants that their report on the Company's December 31, 1999 financial statements will specifically refer to the matters discussed above regarding the interim periods within 1999.

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

     The Company is in the process of settling its obligations under the WM Holdings defined benefit plan which was terminated as of October 31, 1999 (although benefit accruals were ceased as of December 31,

1998) and currently intends to liquidate the plan's assets and settle it obligations to participants. The actual charge to expense of settling the Plan will be recorded as settlements occur. However, the Company has included $9.8 million in asset impairments and unusual items for the nine months ended September 30, 1999 related to the current year recognition of past service costs of this plan and will incur similar charges in future periods until all participants have been paid the termination benefits. Additionally, the Company has recorded $84.4 million in the third quarter of 1999 related to the reassessment of ultimate losses for certain legal issues related to the WM Holdings Merger. In particular, the Company increased its legal reserves in response to developments in various legal proceedings brought against WM Holdings by former shareholders of that company in connection with its restatement of earnings in February 1998. These legal developments caused the Company to evaluate the numerous shareholder cases filed against WM Holdings and to reassess their range of exposure. The remainder of the asset impairments and unusual items relates to the third quarter 1999 accounting review discussed above.

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

     On December 15 and 16, 1999, the Company permanently amended its two domestic credit facilities and its two Euro credit facilities, respectively. The amendments permanently amend the financial covenants for which waivers were sought in the third quarter, and also allow certain actions that are part of the Company's previously announced strategic plan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

      EXHIBIT NO.*                               DESCRIPTION
      ------------                               -----------
          12+            -- Computation of Ratio of Earnings to Fixed Charges.
          27+            -- Financial Data Schedule.

---------------

 * In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.

 + Previously filed.

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

                                            By:     /s/ BRUCE E. SNYDER
                                              ----------------------------------
                                                       Bruce E. Snyder
                                                      Vice President and
                                                   Chief Accounting Officer
                                                (Principal Accounting Officer)

Date: December 20, 1999

                               INDEX TO EXHIBITS

      EXHIBIT NO.*                               DESCRIPTION
      ------------                               -----------
         +12             -- Computation of Ratio of Earnings to Fixed Charges.
         +27             -- Financial Data Schedule.

---------------

* In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.

+ Previously filed.