Form 10-K
period 1999-12-31
WASTE MANAGEMENT INC
filed 2000-03-30
CIK 823768

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 2000, was approximately $8,186,801,350. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

     The number of shares of Common Stock, $.01 par value, of the registrant outstanding at March 15, 2000, was 619,941,387 (excluding 7,892,612 shares held in the Waste Management, Inc. Employee Stock Benefit Trust and treasury shares of 73,709).

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT                                  INCORPORATED AS TO
                   --------                                  ------------------
           Proxy Statement for the
     2000 Annual Meeting of Stockholders                          Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                      PART I

  Item 1.    Business....................................................     1
  Item 2.    Properties..................................................    24
  Item 3.    Legal Proceedings...........................................    25
  Item 4.    Submission of Matters to a Vote of Security Holders.........    31

                                     PART II

  Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................    31
  Item 6.    Selected Financial Data.....................................    32
  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    33
  Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...    49
  Item 8.    Financial Statements and Supplementary Data.................    51
  Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   116

                                     PART III

  Item 10.   Directors and Executive Officers of the Registrant..........   116
  Item 11.   Executive Compensation......................................   117
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................   117
  Item 13.   Certain Relationships and Related Transactions..............   117

                                     PART IV

  Item 14.   Financial Statement Schedules, Exhibits, and Reports on Form
             8-K.........................................................   117

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Waste Management, Inc. ("Waste Management" or the "Company") is one of the largest publicly-owned companies providing integrated waste management services in North America and internationally. In North America, the Company provides solid waste management services throughout the United States and Puerto Rico, as well as in Canada and Mexico, including collection, transfer, recycling and resource recovery services, and disposal services. In addition, the Company is a leading developer, operator and owner of waste-to-energy facilities in the United States. The Company also engages in hazardous waste management services throughout North America, as well as low-level and other radioactive waste services.

     Internationally, the Company operates throughout Europe, the Pacific Rim and in South America. Included in the Company's international operations is the collection and transportation of solid, hazardous and medical wastes and recyclable materials and the treatment and disposal of recyclable materials. The Company also operates solid and hazardous waste landfills, municipal and hazardous waste incinerators, water and waste water treatment facilities, hazardous waste treatment facilities, waste-fuel powered independent power facilities, and constructs treatment or disposal facilities for third parties internationally.

     The Company's diversified customer base for its North American solid waste ("NASW") operations was approximately 27 million customers as of December 31, 1999. This customer base includes commercial, industrial, municipal and residential customers, other waste management companies, governmental entities and independent power markets, with no single customer accounting for more than 5% of the Company's operating revenues during 1999. The Company employed approximately 75,000 people as of December 31, 1999 of which, approximately 55,000 related to its NASW operations.

     In August 1999, the Company's Board of Directors adopted a strategic plan intended to enhance value for its shareholders, customers, and employees. The plan's major elements are to:

     - Dispose of the Company's non-strategic and under-performing assets, including the Company's international assets, its non-core assets and up to 10% of its NASW operations.

     - Maintain or improve the Company's long-term investment grade characteristics while using disposition proceeds for debt repayment, repurchases of shares and selected tuck-in acquisitions.

     - Bring more discipline and accountability to the enterprise while continuing the Company's decentralized business model, which puts authority close to the customer.

     - Restore a disciplined capital allocation philosophy that focuses on profits as opposed to growth.

     - Give employees the tools they need to do their jobs, including updated and more efficient information systems.

     As part of the strategic plan, the Company announced in January 2000 that one of its subsidiaries reached an agreement to sell its waste services operations in Finland to Lassila & Tikanoja plc for approximately $100 million. The transaction is subject to the approval of the Finnish Competition Authority. Additionally, in February 2000, the Company announced that one of its subsidiaries intends to sell the 60.5% interest in Waste Management New Zealand Limited that it owns. The sale is to be by way of a public and institutional offering in New Zealand and an institutional offering in selected overseas markets. The shares will not be or have not been registered under the United States Securities Act of 1933, as amended, and may not be offered and sold in the United States without registration thereof. Also, in March 2000, the Company announced that one of its subsidiaries has reached an agreement to sell its waste services operations in The Netherlands to Shanks Group plc for approximately $328 million. The sale is subject to the Shanks Group's raising capital and obtaining financing. The Company expects each of these transactions to be completed in the second quarter of 2000. See "Business -- WM International."

     Additionally, in March 2000, the Company announced that one of its subsidiaries reached an agreement to sell its nuclear services business to GTS Duratek, Inc. for up to $65 million in cash, consisting of $55 million at closing and up to $10 million in additional cash consideration upon the satisfaction of certain post-closing conditions. The sale, which is subject to regulatory approvals and other customary conditions, is expected to occur in the second quarter of 2000.

     The Company's operations are subject to extensive governmental regulation and legislative initiative, such as environmental regulation, mandatory recycling laws, preclusion of certain waste from landfills and restrictions on the flow of solid waste. Due to public awareness and influence regarding waste and the environment, and uncertainty with respect to the enactment and enforcement of future laws, the Company can not always accurately project the impact any future regulation or legislative initiatives may have on its operations. See "-- Regulation" and "Legal Proceedings" for additional information.

     On July 16, 1998, the Company, then known as USA Waste Services, Inc., completed a merger with Waste Management Holdings, Inc. ("WM Holdings") (the "WM Holdings Merger"). At the effective time of the WM Holdings Merger, the Company changed its name to "Waste Management, Inc."

     The terms "Waste Management" and the "Company" refer to Waste Management, Inc., a Delaware corporation incorporated on April 28, 1995, and include its predecessors, subsidiaries, and affiliates, unless the context requires otherwise. Waste Management's executive offices are located at 1001 Fannin Street, Suite 4000, Houston, Texas 77002, and its telephone number is (713) 512-6200. The Company's common stock is listed on the New York Stock Exchange under the trading symbol "WMI."

OPERATIONS

  General

     The following table reflects the Company's operating revenues for each of the three years in the period ended December 31, 1999 for each of the Company's principal lines of business, which are as follows: (i) the Company's NASW operations, which include integrated waste management services consisting of collection, transfer, disposal (solid waste landfill, hazardous waste landfill and waste-to-energy facilities), recycling, and other services in the United States and Puerto Rico, Canada and Mexico, (ii) the Company's operations outside of North America ("WM International") and (iii) the Company's hazardous waste management, waste-to-energy facilities and other non-solid waste services ("non-solid waste"). Certain reclassifications have been made to prior year amounts in the financial statements in order to conform to the current year presentation. Additional information regarding the results of operations for the Company's business lines is included in Note 14 to the Company's financial statements included elsewhere herein (in millions).

                                                          YEARS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        1999        1998        1997
                                                      ---------   ---------   ---------
NASW:
  Collection........................................  $ 7,553.6   $ 6,963.6   $ 6,071.2
  Disposal..........................................    3,266.9     3,169.4     2,811.9
  Transfer..........................................    1,195.0     1,054.3       814.5
  Recycling and other...............................      658.8       640.6       720.0
  Intercompany......................................   (1,985.2)   (1,685.1)   (1,172.7)
                                                      ---------   ---------   ---------
                                                       10,689.1    10,142.8     9,244.9
WM International....................................    1,650.8     1,533.6     1,790.0
Non-solid waste.....................................      787.0       949.4       937.6
                                                      ---------   ---------   ---------
Operating revenues..................................  $13,126.9   $12,625.8   $11,972.5
                                                      =========   =========   =========

  North American Solid Waste

     Management of the Company's NASW operations is primarily achieved through an alignment that currently includes six geographic areas. Each area is directed by a senior Company officer who is responsible for oversight of the area's sales and marketing, administration and finance, operations, and maintenance functions and who typically has staff that work interactively with the corporate office to provide regulatory compliance and reporting, legal, engineering, internal and external development, and strategic planning services. Areas are organized into regions, each of which is managed by a Company vice-president. Regions are further organized into divisions and districts which are led by local managers. Geographically, an area encompasses several states or provinces and may have up to nine regions, each of which is responsible for the oversight of several divisions and districts. The division or district manager is responsible for the day-to-day oversight of that local operation, with direct responsibility for customer satisfaction, employee motivation, labor and equipment productivity, internal growth, financial budgets, and profit and loss activity.

     Collection. The Company provides different types of solid waste collection services depending on the customer serviced. Commercial and industrial collection services are generally performed under one to five-year service agreements, and fees are determined by such factors as collection frequency, type of collection equipment furnished by the Company, type and volume or weight of the waste collected, the distance to the disposal facility, labor cost, and cost of disposal. Most residential solid waste collection services are performed under contracts with, or franchises granted by, municipalities or regional authorities that have granted the Company exclusive rights to service all or a portion of the homes in their respective jurisdictions. Such contracts or franchises usually range in duration from one to five years, however, in certain cases, they have significantly longer terms. Residential collection fees are either paid by the municipalities from their tax revenues or service charges, or are paid directly by the residents receiving the service.

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

     The cost of transporting solid waste to a disposal location effectively constrains where the Company chooses to operate its businesses. In addition, the Company believes that it is generally preferable for its collection operations to utilize disposal facilities owned or operated by affiliated parties so that access can be assured on reasonable terms. In the remaining areas, waste is collected and delivered to a municipal, county or privately-owned unaffiliated landfill or transfer station.

     Disposal. Landfills are the primary depository for solid waste. A solid waste landfill site must have geological and hydrological properties and design features which limit the possibility of water pollution, directly or by leaching. Solid waste landfill operations, which include carefully planned excavation, construction of liners and final caps, continuous spreading, compacting and covering of solid waste, are designed to maintain sanitary conditions, insure optimum utilization of the airspace and prepare the site for ultimate use for other purposes. Solid waste landfill operations are required to be conducted in accordance with the terms of permits obtained from various regulatory authorities, which typically incorporate the requirements of federal environmental laws or applicable state requirements, whichever are more stringent. These requirements address such matters as daily volume limitations, placement of daily, interim and final site cover materials on waste disposed at the site, construction and operation of methane gas and leachate management systems, periodic groundwater monitoring activity and final closure requirements and post-closure monitoring and maintenance activities.

     Solid waste landfill customers are charged disposal charges, known as "tipping fees," based on market factors and the type and volume of solid waste deposited and the type and size of vehicles used in the conveyance of solid waste. The ownership or lease of a solid waste landfill enables the Company to dispose of waste without payment of tipping fees to unaffiliated parties. The Company's solid waste landfills are also used by unaffiliated waste collection companies and government agencies.

     The Company operates five secure hazardous waste land disposal facilities in the United States, all of which have been issued permits under the Resource Conservative and Recovery Act ("RCRA"). See "Regulation -- RCRA." In general, the Company's hazardous waste land disposal facilities have received the necessary permits and approvals to accept hazardous wastes, although some of such sites may accept only certain hazardous wastes. Only hazardous waste in a stable, solid form which meets applicable regulatory requirements may be deposited in the Company's secure disposal cells. These land disposal facilities are sited, constructed and operated in a manner designed to provide long-term containment of such waste. Hazardous wastes may be treated prior to disposal. Physical treatment methods include distillation, evaporation and separation, all of which effectively result in the separation or removal of solid materials from liquids. Chemical treatment methods include chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes and essentially involve the transformation of wastes into inert materials through one or more chemical reaction processes. At two facilities, the Company isolates treated hazardous wastes in liquid form by injection into deep wells. Deep well technology involves drilling wells in suitable rock formations far below the base of fresh water to a point that is separated by other substantial geological confining layers.

     Excluding landfills that the Company has held for sale as of December 31, 1999, the average landfill volume of the Company's North American active sites for 1999 was approximately 421,000 tons per day. The average remaining life for these landfills was approximately 18 years based on remaining permitted capacity as of December 31, 1999 and projected annual disposal volumes. The average remaining life for these sites was approximately 31 years based on remaining permitted capacity and probable expansion capacity. The expected remaining airspace capacity in cubic yards and the remaining landfill gate tons of the Company's active sites, excluding sites that are held for sale as of December 31, 1999, is as follows (in millions):

                                                          PERMITTED   EXPANSION    TOTAL
                                                          ---------   ---------   -------
Remaining cubic yards...................................   2,607.8     1,844.1    4,451.9
Remaining tonnage.......................................   2,115.9     1,461.7    3,577.6

     In areas where additional airspace is required, the Company may attempt to develop a new disposal facility or seek the required permits to expand an existing site. An expansion of an existing site may include either a lateral expansion onto property not previously permitted for landfill use or a vertical expansion by increasing the height of the landfill beyond the current permitted height.

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

     To develop a new disposal facility or obtain approval for the expansion of an existing site, the Company must expend significant time and capital resources without any certainty that the necessary permits will ultimately be issued for such facility or that the Company will be able to achieve and maintain the desired disposal volume at such facility. If the inability to obtain and retain necessary permits, the failure of a facility to achieve the desired disposal volume or other factors cause the Company to abandon development efforts for a facility, the capitalized development costs of the facility are charged to expense.

     Transfer Stations. A transfer station is a facility located near residential and commercial collection routes where solid waste is received from collection vehicles and then transferred to and compacted in large, specially-constructed trailers for transportation to disposal facilities. This consolidation reduces costs by improving the utilization of collection personnel and equipment. Fees are generally based on such factors as the type and volume of the waste transferred and the transportation distance to disposal sites. Transfer stations can also be used to facilitate internalizing disposal costs by giving Company collection operations more cost-effective access to disposal facilities owned or operated by the Company.

     Recycling. The Company provides recycling services in the United States and Canada through its Recycle America(R), Recycle Canada(R) and other programs. Recycling involves the removal of reusable materials from the waste stream for processing and sale or other disposition for use in various applications. Participating commercial and industrial operations use containers to separate recyclable paper, glass, plastic and metal wastes for collection, processing and sale by the Company. Fees are determined by such considerations as competition, frequency of collection, type and volume or weight of the recyclable material, degree of processing required, distance the recyclable material must be transported and value of the recyclable material.

     As part of its residential solid waste collection services, the Company engages in curbside collection of recyclable materials from residences in the United States and Canada. Curbside recycling services generally involve the collection of recyclable paper, glass, plastic and metal waste materials, which may be separated by residents into different waste containers or commingled with other recyclable materials. The recyclable materials are then typically deposited at a local materials recovery facility ("MRF") where they are sorted and processed for sale. The Company operates over 170 MRFs for the receipt and processing of recyclable materials. Such processing consists of separating recyclable materials according to type and baling or otherwise preparing the separated materials for sale.

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

     Energy Recovery. The Company develops, operates, and owns waste-to-energy facilities in the United States. The Company's waste-to-energy projects are capable of processing up to 23,750 tons of solid waste per day. The heat from this combustion process is converted into high-pressure steam, which typically is used to generate electricity for sale to public utility companies under long-term contracts.

     At 70 Company-owned or Company-operated solid waste landfill facilities, the Company is engaged in methane gas recovery operations. These operations involve the installation of a gas collection system into a solid waste landfill facility. Through the gas collection system, gas generated by decomposing solid waste is collected and transported to a gas-processing facility at the landfill site. Through physical and chemical processes, methane gas is separated from contaminants. The processed methane gas is then generally either sold directly to industrial users or to an affiliate of the Company which uses it as a fuel to power electricity generators. Electricity generated by these facilities is sold, usually to public utilities under long-term sales contracts, often under terms or conditions which are subject to approval by regulatory authorities.

     Portable Sanitation Services. The Company also provides portable sanitation services to municipalities and commercial customers.

  WM International

     In August 1999, the Board of Directors of the Company announced its strategic plan, one element of which is to sell its WM International operations. In the first quarter of 2000, the Company announced that certain of its subsidiaries had signed definitive agreements to sell its operations in Finland and The Netherlands and intend to sell its interest in Waste Management New Zealand Limited. The Company expects to complete the sales of its WM International operations pursuant to the strategic plan in the year 2000.

     The Company's WM International operations, which include all of the Company's operations outside of North America, may broadly be characterized into two areas of activity, collection services and treatment and disposal services.

     While the Company has considerable experience in mobilizing operations internationally and managing foreign projects, its operations continue to be subject generally to such risks as currency fluctuations and exchange controls, the need to recruit and retain suitable local labor forces and to control and coordinate operations in different jurisdictions, changes in foreign laws or governmental policies or attitudes concerning their enforcement, political changes, local economic conditions and international tensions. In addition, price adjustment provisions based on certain formulas or indices may not accurately reflect the actual impact of inflation on the cost of performance.

     Collection. Internationally, collection services include collection and transportation of solid, hazardous and medical wastes and recyclable material from residential, commercial and industrial customers. The residential solid waste collection process, as well as the commercial and industrial solid and hazardous waste collection process, is similar to that utilized by the Company in its North American operations. Business is obtained through public bids or tenders, negotiated contracts, and, in the case of commercial and industrial customers, direct contracts.

     Residential solid waste collection is typically performed internationally pursuant to municipal contracts. The scope, specifications, services provided and duration of such contracts vary substantially, with some contracts encompassing landfill disposal of collected waste, street sweeping and other related municipal services. Pricing for municipal contracts is generally based on volume of waste, number and frequency of collection pick-ups, and disposal arrangements. Longer-term contracts typically have formulas for periodic price increases or adjustments. The Company's WM International operations also include providing curbside recycling services similar to those provided by the Company's North American operations.

     International commercial and industrial solid and hazardous waste collection services are generally contracted for by individual establishments. In addition to solid waste collection customers, the Company provides services to small quantity waste generators, as well as larger petrochemical, pharmaceutical and other industrial customers, including collection of hazardous, chemical or medical wastes or residues. Contract terms and prices vary substantially among jurisdictions and types of customers. Commercial and industrial recycling services are also provided as part of the Company's WM International operations.

     Treatment and Disposal. Treatment and disposal services include processing of recyclable materials, operation of both solid and hazardous waste landfills, operation of municipal and hazardous waste incinerators, operation of water and wastewater treatment facilities, operation of hazardous waste treatment facilities and construction of treatment or disposal facilities for third parties. Treatment and disposal services are provided under contracts which may be obtained through public bid or tender or by direct negotiation, and are also provided directly to other waste service companies.

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

     At present, in most countries in which the Company has WM International operations, landfilling is the predominant disposal method employed. Through its international subsidiaries, the Company owns or operates solid waste landfills in Argentina, Australia, Brazil, Denmark, Germany, Hong Kong, Italy, New Zealand, Sweden and the United Kingdom. Landfill disposal agreements may be separate contracts or an integrated portion of collection or treatment contracts.

     Through its international subsidiaries, the Company owns or operates hazardous waste treatment facilities in Australia, Brazil, Brunei, Denmark, Finland, Germany, Hong Kong, Indonesia, The Netherlands, Sweden, and the United Kingdom.

     Other. Industrial premises, office, street and parking lot cleaning services are also part of the Company's WM International operations, along with portable sanitation services for occasions such as outdoor concerts and special events.

  Non-Solid Waste Services

     Hazardous Waste Management Services. Hazardous wastes handled by the Company include industrial by-products and residues that have been identified as "hazardous" pursuant to RCRA, as well as other materials contaminated with a wide variety of chemical substances. Hazardous waste may be collected from customers and transported by the Company or contractors retained by the Company or delivered by customers to the facilities. Hazardous waste is transported primarily in specially constructed tankers and semi-trailers, including stainless steel and rubber or epoxy-lined tankers and vacuum trucks, or in containers or drums on trailers designed to comply with applicable regulations and specifications of the United States Department of Transportation ("DOT") relating to the transportation of hazardous materials. The Company also operates several facilities at which waste collected from or delivered by customers may be analyzed and consolidated prior to further shipment.

     In the United States, most hazardous wastes generated by industrial processes are handled "on-site" at the generators' facilities. Since the mid-1970's, public awareness of the harmful effects of unregulated disposal of hazardous wastes on the environment and health has led to extensive and evolving federal, state and local regulation of hazardous waste management activities. The major federal statutes regulating the management of hazardous wastes or substances include RCRA, the Toxic Substances Control Act ("TSCA") and the Comprehensive Environmental Response, Compensation and Liabilities Act of 1980, as amended ("CERCLA" or "Superfund"), all primarily administered by the EPA. The hazardous waste management business is heavily dependent upon the extent to which regulations promulgated under these or similar state statutes and their enforcement over time effectively require wastes to be specially handled or managed and disposed of in facilities of the type owned and operated by the Company. See "Regulation -- Hazardous Waste," "-- RCRA" and "-- Superfund." The hazardous waste services industry currently has substantial excess capacity caused by a number of factors, including a decline in environmental remediation projects generating hazardous waste for off-site treatment and disposal, continuing efforts by hazardous waste generators to reduce volume and to manage the wastes on-site, and the uncertain regulatory environment regarding hazardous waste management and remediation requirements. These factors have led to reduced demand and increased pressure on pricing for hazardous waste management services, conditions which the Company expects to continue for the foreseeable future.

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

     The Company announced in March 2000 that, pursuant to its strategic plan, one of its subsidiaries has entered into an agreement to sell all of its low-level and other radioactive waste service operations. The Company expects that the sale of these operations, which are described below, will be completed during the second quarter of 2000. See "Business -- General."

     The Company's Chem-Nuclear Systems LLC subsidiary ("Chem-Nuclear") provides comprehensive low-level radioactive waste management services in the United States, consisting of disposal, processing and various other special services. To a lesser extent, it provides services with respect to radioactive waste that has become mixed with regulated hazardous waste. Its Barnwell, South Carolina facility, which has been in operation since 1971, is one of three licensed commercial low-level radioactive waste disposal facilities in the

United States. A trust has been established and funded to pay the estimated cost of decommissioning the Barnwell facility. A second trust, for the extended care of the facility, is funded by a surcharge on each cubic foot of waste received. Chem-Nuclear may be liable for additional costs if the extra charges collected to restore and maintain the facility are insufficient to cover the cost of restoring or maintaining the site during and after its closure. The Company does not expect this to have a material adverse impact on future operating results.

     Under state legislation enacted in 1995, the Barnwell site is authorized to operate until its current permitted disposal activity is fully utilized. However, that legislation was attached to a state appropriations bill that included a provision for a state tax of $235 to be imposed on every cubic foot of waste disposed of at the Barnwell facility. As a result of decreased disposal volume and a shortfall in anticipated tax revenue, in June 1997, the state of South Carolina enacted new legislation requiring that Chem-Nuclear guarantee certain portions of anticipated tax revenues from the facility. Such reduced disposal volume and the requirement that Chem-Nuclear fund such tax payments have caused Chem-Nuclear to review its alternatives with respect to the Barnwell facility.

     Chem-Nuclear also processes low-level radioactive waste at its customers' plants to enable such waste to be shipped in dry matter rather than liquid form to meet the requirements for receipt at disposal facilities and to reduce the volume of waste that must be transported. Processing operations include solidification, demineralization, dewatering and filtration. Other services offered by Chem-Nuclear include providing electro-chemical, abrasive and chemical removal of radioactive contamination, providing management services for spent nuclear fuel storage pools and storing and incinerating liquid radioactive organic wastes.

     Through its Waste Management Federal Services, Inc. subsidiary, the Company provides hazardous, radioactive and mixed waste program and facilities management services, primarily to the United States Department of Energy and other federal government agencies. Such services include waste treatment, storage, characterization and disposal, and privatization services.

     Independent Power Projects. The Company also operates and, in some cases, owns independent power projects which either cogenerate electricity and thermal energy or generate electricity alone for sale to customers, including utilities and private customers.

COMPETITION

     The North American solid waste industry, despite recent consolidation, is still highly competitive. The Company encounters intense competition, primarily in the pricing and rendering of services, from various sources in all phases of its operations. The competition encountered by the Company in its North American solid waste operations is primarily from numerous publicly-held companies, locally-owned private solid waste services companies, municipalities and other regional or multi-governmental authorities, and large commercial and industrial companies handling their own waste collection or disposal operations. Local governmental entities are at times able to offer lower direct charges to the customer for the same service by subsidizing the cost of such services through the use of tax revenues and tax-exempt financing. Generally, however, municipalities do not provide significant commercial and industrial waste collection or waste disposal.

     Operating costs, disposal costs, and collection fees vary widely throughout the geographic areas in which the Company operates. The prices that the Company charges are determined locally, and typically vary by the volume, type of waste collected, treatment requirements, risks involved in the handling or disposing of waste, frequency of collections, distance to final disposal sites, labor costs and amount and type of equipment furnished to the customer. Long-term solid waste collection contracts typically contain a formula, generally based on published price indices, for automatic adjustment of fees.

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

     The Company provides residential collection services under a number of municipal contracts. Such contracts are subject to periodic competitive bidding, and there is no assurance that the Company will be the successful bidder and will be able to retain such contracts. If the Company is unable to replace certain contracts lost through the competitive bidding process with comparable contracts within a reasonable time period, the earnings of the Company could be adversely affected.

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

     Similarly, the Company encounters intense competition in its WM International operations from local companies and governmental entities in particular countries, as well as from major international companies. Pricing, quality of service and type of equipment utilized are the primary methods of competition for collection services, and proximity of suitable treatment or disposal facilities, technical expertise, price, quality and reliability of services are the primary methods of competition for treatment and disposal services.

EMPLOYEES

     At December 31, 1999, the Company had approximately 75,000 full-time employees, of which approximately 10,000 were employed in clerical, administrative, and sales positions, 3,000 in management, and the balance in collection, disposal, transfer station and other operations. Approximately 13,000 of the Company's employees are covered by collective bargaining agreements. Of the Company's 75,000 full-time employees, there are approximately 55,000 related to its NASW operations at December 31, 1999. The Company has not experienced a significant work stoppage, and management considers its employee relations to be good.

INSURANCE AND FINANCIAL ASSURANCE OBLIGATIONS

     The Company carries a broad range of insurance coverages, which management considers prudent for the protection of the Company's assets and operations, including general liability, automobile liability, real and personal property, workers' compensation, directors' and officers' liability, and such other coverages as management deems necessary. Some of these coverages are subject to varying retentions of risk by the Company. At December 31, 1999, the Company's casualty policies provided for $2 million per occurrence coverage for primary commercial general liability and $1 million per accident coverage for primary automobile liability (including coverage for pollution exposure arising out of trucking operations) supported by $500 million in umbrella insurance protection. At December 31, 1999, the Company's property policy provided insurance coverage for all of the Company's real and personal property on a replacement cost basis, including California earthquake perils. At December 31, 1999, the Company also carried $200 million in aircraft liability protection. The Company believes these are appropriate levels for its operations and that such levels meet applicable requirements of the various states and countries in which it operates, however, various factors, including cost and coverage availability, could cause the Company to change its levels of coverage.

     The Company maintains workers' compensation insurance in accordance with laws of the various states and countries in which it has employees. At December 31, 1999, the Company's ongoing workers' compensation insurance program had a deductible per incident of $250,000. Through the second quarter of 1999, the Company estimated its insurance-related liabilities for the ongoing programs mainly related to workers' compensation, based on an analysis of insurance claims submitted for reimbursement, plus an estimate for liabilities incurred as of the balance sheet date, but not yet reported to the Company. In the third quarter of 1999, the Company began estimating these liabilities based on actuarially determined estimates of ultimate losses. These estimates are generally within a range of potential ultimate outcomes.

     The Company also currently has an environmental impairment liability ("EIL") insurance policy for certain of its landfills, transfer stations, and recycling facilities that provides coverage for property damages and/or bodily injuries to third parties caused by off-site pollution emanating from such landfills, transfer stations, or recycling facilities. At December 31, 1999, this policy provided $10 million of coverage per loss with a $20 million aggregate limit.

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

     Municipal and governmental waste management contracts typically require performance bonds or bank letters of credit to secure performance. In addition, the Company is required to provide financial assurance for final closure and post-closure obligations with respect to its landfills. The Company uses different mechanisms for establishing financial assurance depending on the jurisdiction, including escrow-type accounts funded by revenues during the operational life of a facility, letters of credit from third parties, corporate guarantees, surety bonds and traditional insurance. However, the Company also establishes financial assurance through "captive insurance" which is insurance provided by the Company's wholly-owned, but independent, regulated insurance company subsidiary, National Guaranty Insurance Company ("NGIC"). NGIC is authorized to write up to $1.1 billion in insurance policies or surety bond limits for the Company's final closure and post-closure requirements. In those instances where the use of NGIC or captive insurance is not acceptable, the Company has available alternative bonding mechanisms. The Company has not experienced difficulty in obtaining performance bonds or letters of credit for its current operations. As of December 31, 1999, the Company had provided letters of credit of approximately $1.5 billion, and surety bonds of approximately $3.0 billion to municipalities and other customers and other regulatory authorities supporting tax-exempt bonds, performance of landfill final closure and post-closure requirements, insurance contracts, and other contracts. Continued availability of surety bonds and letters of credit in sufficient amounts at acceptable rates is an important aspect of obtaining additional municipal collection contracts and obtaining or retaining disposal site operating permits.

REGULATION

  General -- Potential Adverse Effect of Government Regulations

     The Company's principal business activities are subject to extensive and evolving federal, state, local and foreign environmental, health, safety, and transportation laws and regulations. These regulations are administered by the EPA in the United States, various other federal, state, and local environmental, zoning, health, and safety agencies in the United States and elsewhere, including the European Environmental Agency in Europe and various other national agencies outside of Europe. Many of these agencies periodically examine the Company's operations to monitor compliance with such laws and regulations.

     Generally, the regulatory process requires the Company, and other companies in the industry, to obtain and retain numerous governmental permits to conduct various aspects of its operations, any of which may be subject to revocation, modification or denial. Particularly, the development, expansion, and operation of landfills and transfer stations are subject to extensive regulations governing siting, design, operations, monitoring, site maintenance, corrective action, financial assurance, and final closure and post-closure obligations. In order to construct, expand, and operate a landfill or transfer station, the Company must obtain and maintain one or more construction or operating permits and licenses and, in certain instances, applicable zoning approvals. Obtaining the necessary permits and approvals in connection with the acquisition, development, or expansion of a landfill or transfer station is difficult, time-consuming (often taking two to three years or more), and expensive, and is frequently opposed by local citizens as well as environmental groups. Many agencies require public hearings prior to issuance of such permits giving such opposition an opportunity to be heard. In addition, many agencies consider the compliance history of the applicant as well as any parent, subsidiary or affiliated company as a factor in the permit approval process. Once obtained, operating permits are subject to modification and revocation by the issuing agency. The Company is also subject to the licensing requirements of the Federal Communications Commission ("FCC") with respect to two-way radio communications. Compliance with current and future regulatory requirements may require the Company, as well as others in the waste management industry, from time to time, to make significant capital and operating expenditures.

     For collection operations, regulation takes such forms as licensing collection vehicles, health and safety requirements, vehicular weight limitations, and, in certain localities, limitations on weight, area, time, and frequency of collection.

     Federal, state, local and foreign governments have, from time to time, proposed or adopted other types of laws, regulations, or initiatives with respect to the environmental services industry, including laws, regulations, and initiatives to ban or restrict the international, interstate, or intrastate shipment of wastes, impose higher taxes on out-of-state waste shipments than on in-state shipments, limit the types of wastes that may be disposed of at existing landfills, mandate waste minimization initiatives, require recycling and yard waste composting, reclassify certain categories of nonhazardous waste as hazardous, and regulate disposal facilities as public utilities. Congress has, from time to time, considered legislation that would enable or facilitate such bans, restrictions, taxes, and regulations, many of which could adversely affect the demand for the Company's services. Similar types of laws, regulations, and initiatives have also, from time to time, been proposed or adjusted in other jurisdictions in which the Company operates. The effect of these and similar laws could be a reduction of the volume of waste that would otherwise be disposed of in the Company's landfills. The Company makes a continuing effort to anticipate regulatory, political, and legal developments that might affect its operations, but it is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed, reinterpreted, or enforced in the future may affect its operations. Such actions could adversely affect the Company's operations or impact the Company's future financial condition or earnings.

     Also, in May 1994, the United States Supreme Court ruled that state and local governments may not constitutionally restrict the free movement of waste in interstate commerce through the use of flow control laws. Such laws typically involve a local government specifying a jurisdictional disposal site for all solid waste generated within its borders. Since the ruling, several decisions of state or federal courts have invalidated regulatory flow control schemes in a number of jurisdictions. Other judicial decisions have upheld non-regulatory means by which municipalities may effectively control the flow of municipal solid waste. In addition, federal legislation has been proposed, but not yet enacted, to effectively grandfather existing flow control mandates. There can be no assurance that such alternatives to regulatory flow control will in every case be found lawful or that such legislation will be enacted into law. However, the Supreme Court's 1994 ruling and subsequent court decisions have not to date had a material adverse effect on any of the Company's operations. In the event that such legislation is not adopted, the Company believes that affected municipalities will endeavor to implement alternative lawful means to continue controlling the flow of waste. In view of the uncertain state of the law at this time, however, the Company is unable to predict whether such efforts would be successful or what impact, if any, this matter might have on the Company's operations.

     In 1997, the EPA released guidance interpreting the Civil Rights Act to require federal, state, or local permitting authorities receiving money from the EPA to consider the discriminatory effects that may result from permit issuances, renewals or modifications. The EPA will entertain challenges to any such permits on the grounds that the permitted activities, alone or in conjunction with other permitted activities, subject minority communities to disparate exposure to pollution. The lack of specific standards in the EPA's guidance creates some uncertainty about the effects any such challenges could have on the Company's ability to obtain or renew necessary permits.

     The demand for certain of the services provided by the Company, particularly its hazardous waste management services, is dependent in part on the existence and enforcement of federal, state, local and foreign laws and regulations which govern the discharge of hazardous substances into the environment and on the funding of agencies and programs under such laws and regulations. Such businesses will be adversely affected to the extent that such laws or regulations are amended or repealed, with the effect of reducing the regulation of, or liability for, such activity, that the enforcement of such laws and regulations is lessened or that funding of agencies and programs under such laws and regulations is delayed or reduced. In particular, the EPA continues to consider proposals under RCRA to redefine the term "hazardous waste" for regulatory purposes. Under some such proposals, wastes containing minimal concentrations of hazardous substances would no longer be subject to the stringent record-keeping, handling, treatment and disposal rules applied to hazardous wastes under RCRA. These proposals would, if adopted, reduce the volume of wastes for which the Company's hazardous waste management services are needed.

     In addition to environmental laws and regulations, federal government contractors, including the Company, are subject to extensive regulation under the United States Federal Acquisition Regulation and numerous statutes which deal with the accuracy of cost and pricing information furnished to the United States government, the allowability of costs charged to the United States government, the conditions under which contracts may be modified or terminated, and other similar matters. Various aspects of the Company's operations are subject to audit by agencies of the United States government in connection with its performance of work under such contracts as well as its submission of bids or proposals to the United States government. Failure to comply with contract provisions or other applicable requirements may result in termination of the contract, the imposition of civil and criminal penalties against the Company, or the suspension or debarment of all or a part of the Company from performing services for the United States government, which could have a material adverse impact upon the Company's financial condition or earnings for one or more fiscal quarters or years. Among the reasons for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs. Other governmental authorities have similar suspension and debarment laws or regulations which are applicable to their respective jurisdictions.

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

     As a result of changing government and public attitudes in the area of environmental regulation and enforcement, management anticipates that continually changing requirements in health, safety, and environmental protection laws will require the Company and others engaged in the waste management industry to continually modify or replace various facilities and alter methods of operation at costs that may be substantial. The Company's significant expenditures incurred in the operation of its disposal facilities relate to complying with the requirements of laws concerning the environment. These expenditures relate to facility upgrades, corrective actions, and facility final closure and post-closure care. The majority of these expenditures are made in the normal course of the Company's business and neither materially adversely affect the Company's earnings nor place the Company at any competitive disadvantage. Although the Company, to its knowledge, is currently in compliance in all material respects with all applicable federal, state, and local laws, permits, regulations, and orders affecting its operations where noncompliance would result in a material adverse effect on the Company's financial condition, results of operations or cash flows, there is no assurance that the Company will not have to expend substantial amounts for such actions in the future.

     The Company expects to grow in part by acquiring existing landfills, transfer stations, and collection operations. Although the Company conducts environmental due diligence investigations associated with the past waste management practices of the businesses that it acquires, it can have no assurance that, through its investigation, it will identify all potential environmental problems or risks. As a result, the Company may have acquired, or may in the future acquire, landfills or other properties or businesses that have unknown environmental problems and related liabilities. The Company will be subject to similar risks and uncertainties in connection with the acquisition of closed facilities that had been previously operated by businesses acquired by the Company. The Company seeks to mitigate the foregoing risks by obtaining environmental representations and indemnities from the sellers of the businesses that it acquires. However, there can be no assurance that the Company will be able to rely on any such indemnities if an environmental liability exists.

  Solid Waste

     Operating permits are generally required at the state and local level for landfills, transfer stations and collection vehicles. Operating permits need to be renewed periodically and may be subject to revocation, modification, denial or non-renewal for various reasons, including failure of the Company to satisfy regulatory concerns. With respect to solid waste collection, regulation takes such forms as licensing of collection vehicles, truck safety requirements, radio communication licensing, vehicular weight limitations and, in certain localities, limitations on rates, area, time and frequency of collection. With respect to solid waste disposal, regulation covers various matters, including landfill location and design, groundwater monitoring, gas control, liquid runoff and rodent, pest, litter and traffic control. Zoning and land use requirements and limitations are encountered in the solid waste collection, transfer, recycling, energy recovery and disposal phases of the Company's business. In almost all cases the Company is required to obtain conditional use permits or zoning law changes in order to develop transfer station, resource recovery or disposal facilities. In addition, the Company's disposal facilities are subject to water and air pollution laws and regulations. Noise pollution laws and regulations may also affect the Company's operations. Governmental authorities have the power to enforce compliance with these various laws and regulations and violators are subject to injunctions, fines and revocation of permits. Private individuals may also have the right to sue to enforce compliance. Safety standards under the Occupational Safety and Health Act ("OSHA") are also applicable to the Company's solid waste and related services operations.

     The EPA and various states acting pursuant to EPA-delegated authority have promulgated rules pursuant to RCRA which serve as minimum requirements for land disposal of municipal wastes. The rules establish requirements applicable to the siting, construction, operations, final closure and post-closure monitoring and maintenance of all but the smallest municipal waste landfill facilities. The Company does not believe that continued compliance with the more stringent minimum requirements will have a material adverse effect on the Company's operations. See also "-- RCRA" and "-- Superfund" below for additional regulatory information.

     In March 1996, the EPA issued regulations that require large, municipal solid waste landfills to install and monitor systems to collect and control landfill gas. The regulations apply to landfills that are designed to accommodate 2.5 million cubic meters or more of municipal solid waste and that accepted waste for disposal after November 8, 1987, regardless of whether the site is active or closed. The date by which each affected landfill must have such a gas collection and control system depends on whether the landfill began operation before or after May 30, 1991. In the United States, landfills constructed, reconstructed, modified or first accepting waste after May 30, 1991, generally must have had systems in place by late 1998. Older landfills are generally regulated by states and will be required to have landfill gas systems in place within approximately 30 months of EPA's approval of the state program. Many state solid waste regulations already require collection and control systems. Compliance with the new regulations is not expected to have a material adverse effect on the Company.

  Hazardous Waste

     The Company is required to obtain federal, state, local and foreign governmental permits for its hazardous waste treatment, storage and disposal facilities. Such permits are difficult to obtain, and in most instances extensive geological studies, tests and public hearings are required before permits may be issued. The Company's hazardous waste treatment, storage and disposal facilities are also subject to siting, zoning and land use restrictions, as well as to regulations (including certain requirements pursuant to federal statutes) which may govern operating procedures and water and air pollution, among other matters. In particular, the Company's operations in the United States are subject to the Safe Drinking Water Act (which regulates deep well injection), TSCA (pursuant to which the EPA has promulgated regulations concerning the disposal of polychlorinated biphenyls ("PCBs")), the Clean Water Act (which regulates the discharge of pollutants into surface waters and sewers by municipal, industrial and other sources) and the Clean Air Act (which regulates emissions into the air of certain potentially harmful substances). In transportation operations, the Company is subject to the jurisdiction of the Interstate Commerce Commission and regulated by the DOT and by regulatory agencies in each state. Employee safety and health standards under OSHA are also applicable. The Company is also subject to the licensing requirements of the FCC with respect to two-way radio communications.

     All of the Company's hazardous waste treatment, storage or disposal facilities in the United States have been issued permits under RCRA. The regulations governing issuance of permits contain detailed standards for hazardous waste facilities on matters such as construction, waste analysis, security, inspections, training, preparedness and prevention, emergency procedures, reporting and recordkeeping, final closure and post-closure monitoring and maintenance. Once issued, a final permit has a maximum fixed term of ten years, and such permits for land disposal facilities are required to be reviewed five years from the date of issuance. The issuing agency (either the EPA or an authorized state) may review or modify a permit at any time during its term.

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

     The radioactive waste services of Chem-Nuclear are also subject to extensive governmental regulation. Due to the extensive geological and hydrogeological testing and environmental data required, and the complex political environment, it is difficult to obtain permits for radioactive waste disposal facilities. Various phases of Chem-Nuclear's low-level radioactive waste management services are regulated by various state agencies, the United States Nuclear Regulatory Commission (the "NRC") and the DOT. Regulations applicable to Chem-Nuclear's operations include those dealing with packaging, handling, labeling and routing of radioactive materials, and prescribe detailed safety and equipment standards and requirements for training, quality control and insurance, among other matters. Employee safety and health standards under OSHA are also applicable, as well as radio communication licensing by the FCC.

  Waste-to-Energy and Related Services

     The Company provides waste-to-energy and related services through its wholly-owned subsidiary Wheelabrator Technologies Inc. ("WTI"), which is now managed as part of the NASW operations. WTI's business activities are subject to environmental regulation under federal, state and local laws and regulations. These regulations include the Clean Air Act, the Clean Water Act and RCRA. The Company believes that this business is conducted in material compliance with applicable laws and regulations. There can be no assurance, however, that such requirements will not change to the extent that it would materially affect the Company's consolidated financial statements. The Company believes that the air pollution control systems at certain waste-to-energy facilities owned or leased for use in these operations most likely will be required to be modified to comply with more stringent air pollution control standards adopted by the EPA in December 1995 for large municipal waste combusters. The compliance dates have varied by facility, but all affected facilities will be required to be in compliance with the standards by the end of the year 2000. Currently available technologies are adequate to meet the new standards. Although the total expenditures required for such modifications are approximately $75.2 million, they are not expected to have a material adverse effect on the Company's liquidity or results of operations because provisions in the impacted facilities' long-term waste supply agreements generally allow the Company to recover from customers the majority of incremental capital and operating costs. The customer's share of capital and financing costs is typically recovered over the remaining life of the waste supply agreements, and pro rata operating costs are recovered in the period incurred. There can be no assurance, however, the Company will be able to recover, for each project, all such increased costs from its customers. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws, and enforcement policies thereunder, could affect the manner in which the Company operates its waste-to-energy projects and conducts its business, including the handling, processing or disposal of the wastes, by-products and residues generated thereby.

     The Company's Gloucester County, New Jersey waste-to-energy facility historically relied on a disposal franchise for substantially all of its supply of municipal solid waste. On May 1, 1997, the Third Circuit Court of Appeals (the "Third Circuit") permanently enjoined the State of New Jersey from enforcing its franchise system as a form of unconstitutional solid waste flow control, but stayed the injunction for so long as any appeals were pending. On November 10, 1997, the United States Supreme Court announced its decision not to review the Third Circuit decision, thereby ending the stay and, effectively, the facility's disposal franchise. In response, the Gloucester facility lowered its prices. In early 1999, the Company entered into an agreement pursuant to which the Company will operate the Gloucester facility and provide disposal services under a new service agreement for the next ten years. As part of the agreement, Gloucester County agreed to cooperate in a refinancing of the existing project debt. The refinancing, which closed in the fourth quarter of 1999, settled all disputes and released the existing letter of credit. As a result of the agreement and refinancing, the Company expects the Gloucester project to operate profitably, albeit at reduced levels, in the absence of regulatory control.

     The Company's energy facilities in the United States are also subject to the provisions of various energy-related laws and regulations, including the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The ability of the Company's waste-to-energy and small power production facilities to sell power to electric utilities on advantageous terms and conditions and to avoid burdensome public utility regulation has historically depended, in part, upon the applicability of certain provisions of PURPA, which generally exempts the Company from state and federal regulatory control over electricity prices charged by, and the finances of, the Company and its energy-producing subsidiaries. As state legislatures and the United States Congress have accelerated their consideration of the manner in which economic efficiencies can be gained by deregulating the electric generation industry, utilities and others have taken the position that power sales agreements entered into pursuant to PURPA which provide for rates in excess of current market rates should be voidable as "stranded assets." The Company's power production facilities are qualifying facilities under PURPA and depend on the sanctity of their power sales agreements for their economic viability. Although a repeal or modification of PURPA is possible within the next two years, the Company believes that federal law offers strong protection to the PURPA contracts and recent state and federal agency and court decisions have unanimously upheld the inviolate nature of these contracts. In addition, state legislative actions to date have not attempted to abrogate these contracts. While there is some risk that future utility restructurings, court decisions and/or legislative or administrative action in this area could have an adverse effect on the business of the Company, in light of recent developments, the Company currently believes such risk is remote. In addition, the passage of the Energy Policy Act of 1992 created an alternative ownership mechanism by which the Company's future independent power projects would be able to participate in the electricity generation industry without the burdens of traditional public utility regulation. For those reasons, the operations of existing waste-to-energy and other small power production facilities business are not currently expected to be materially and adversely affected if the various benefits of PURPA are repealed or substantially reduced on a prospective basis. However, the Company can give no assurances that future utility restructurings, court decisions or legislative or administrative action in this area will not have a material adverse impact on its consolidated financial statements.

  RCRA

     Pursuant to RCRA, the EPA has established and administers a comprehensive "cradle-to-grave" system for the management of a wide range of industrial by-products and residues identified as "hazardous" wastes. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA may be authorized by the EPA to administer their programs in lieu of RCRA.

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

     RCRA also imposes restrictions on land disposal of certain hazardous wastes and prescribes standards for hazardous waste land disposal facilities. Under RCRA, land disposal of certain types of untreated hazardous wastes has been banned, except where the EPA has determined that land disposal of such wastes and treatment residuals should be permitted. The disposal of liquids in hazardous waste land disposal facilities is also prohibited.

     The EPA, from time to time, considers fundamental changes to its regulations under RCRA that could facilitate exemptions from hazardous waste management requirements, including policies and regulations that could implement the following changes: redefine the criteria for determining whether wastes are hazardous; prescribe treatment levels which, if achieved, could render wastes nonhazardous; encourage further recycling and waste immunization; and indirectly encourage on-site remediation. To the extent such changes are adopted, they can be expected to adversely affect the demand for the Company's hazardous waste management disposal facilities. In this regard, the EPA has recently proposed regulations which would have the effect of reducing the volume of waste classified as hazardous for RCRA regulatory purposes.

     In addition to the foregoing provisions, RCRA regulations require the Company to demonstrate financial responsibility for possible bodily injury and property damage to third parties caused by both sudden and nonsudden accidental occurrences. Also, RCRA regulations require the Company to provide financial assurance that funds will be available when needed for final closure and post-closure care at its waste treatment, storage and disposal facilities, the costs of which could be substantial. See "Business -- Insurance and Financial Assurance Obligations." Such regulations allow the financial assurance requirements to be satisfied by various means, including letters of credit, surety bonds, trust funds, a financial (net worth) test and a guarantee by a parent corporation. Under RCRA regulations, a company must pay the closure costs for a waste treatment, storage or disposal facility owned by it upon the closure of the facility and thereafter pay post-closure care costs. If such a facility is closed prior to its originally anticipated time, it is unlikely that sufficient funds or reserves will have been accrued over the life of the facility to provide for such costs, and the owner of the facility could suffer a material adverse impact as a result. Consequently, it may be difficult to close such facilities to reduce operating costs at times when, as is currently the case in the hazardous waste services industry, excess treatment, storage or disposal capacity exists.

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

     Liability under CERCLA is not dependent upon the intentional disposal of "hazardous wastes," as defined under RCRA. It can be founded upon a release or threatened release, even as a result of lawful, unintentional, and non-negligent action, of any one of more than 750 "hazardous substances," including very small quantities of such substances. CERCLA requires the EPA to establish a National Priorities List ("NPL") of sites at which hazardous substances have been or are threatened to be released and which require investigation or remediation. The EPA's primary way of determining whether a site is to be included on the NPL is the Hazard Ranking System, which evaluates the relative potential for a release of hazardous substances to pose a threat to human health or the environment pursuant to a scoring system based on factors grouped into three categories: (1) likelihood of release, (2) hazardous substance characteristics, and (3) receptors. To date, approximately 31,000 sites have been reviewed. These sites are compiled on the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") list. The identification of a site on the CERCLIS list indicates only that the site has been brought to the attention of the EPA and will undergo an assessment of environmental conditions thereon, but it does not necessarily mean that an actual health or environmental threat currently exists or has ever existed.

     Of the 1405 NPL sites, 250 of the sites are solid waste landfills. Thus, even if the Company's landfills have never received "hazardous wastes" as such, one or more hazardous substances may have come to be located at its landfills. Because of the extremely broad definition of "hazardous substances," the same is true of other industrial properties with which the Company or its predecessors has been, or with which the Company may become, associated as an owner or operator. Consequently, if there is a release or threatened release of such substances into the environment from a site currently or previously owned or operated by the Company, the Company could be liable under CERCLA for the cost of removing such hazardous substances at the site, remediation of contaminated soil or groundwater, and for damages to natural resources, even if those substances were deposited at the Company's facilities before the Company acquired or operated them. A finding of such liability could have a material adverse impact on the Company's business and financial condition. See
"Business -- Insurance and Financial Assurance Obligations."

     Under CERCLA, the Company may not be liable for the remediation of a disposal site that was never owned or operated by the Company ("third party site") containing hazardous substances transported to such site by the Company if the site was selected by the generator of the hazardous substance. However, the Company would be responsible for any hazardous substances during actual transportation. Also, the Company could be liable under CERCLA for environmental contamination at a third party site caused by the release of hazardous substances transported by the Company where the Company selected the disposal site. CERCLA imposes liability for certain environmental response measures upon transporters who selected the disposal site at which a release or threatened release of hazardous substances occurs. It therefore is common in the solid waste transport business to receive information requests from the EPA about transporting activities to disposal sites. The Company has received information requests regarding transporting activities to its own disposal sites as well as third party sites. The environmental agencies or other potentially responsible parties could assert that the Company is liable for environmental response measures arising out of disposal at a third party site that was selected by the Company, a waste transporter acquired by the Company, or a waste transporter with whom the Company contracted.

     Traditionally, in most states, purchasers of assets have not acquired the liabilities of the seller unless explicitly agreeing to do so. A trend developing in federal courts is the expansion of the number of entities liable under Superfund. Some Federal courts have ruled that because of the "broad remedial purposes" of Superfund, asset purchasers should be liable for the activities of the seller. Over the years, the Company has acquired assets from a significant number of sellers whose liabilities were not considered at the time of the transaction. This developing trend could materially increase the Company's Superfund exposure. The Company is vigorously resisting this change both judicially and legislatively.

     Several bills have been introduced in the United States Congress to reauthorize and substantially amend CERCLA. In addition to possible changes in the statute's funding mechanisms and provisions for allocating cleanup responsibility, Congress may also fundamentally alter the statute's provisions governing the selection of appropriate site remedial action. In this regard, new approaches to cleanup, removal, treatment, and remediation of hazardous substance releases may be adopted which rely on nationally or site-specific risk based standards. These types of policy changes could significantly affect the stringency and extent of site remediation, the types of remediation techniques employed, and the types of waste management facilities that may be used for the treatment and disposal of hazardous substances. Congress may additionally consider revision of the liability imposed by CERCLA on current owners of property for contamination caused prior to a party's acquisition of a site. This consideration could potentially reduce responsibility for remediation obligations under CERCLA that the Company could otherwise incur.

  WM International

     The Company's WM International operations are subject to the general business, liability, land-use planning and other environmental laws and regulations of the countries where the services are performed and, in Europe, to European Union ("EU") regulations and directives. The degree of local enforcement of applicable laws and regulations varies substantially between, and even within, the various countries where the Company has WM International operations. The Company has WM International operations in many countries that are members of the EU, which has issued and continues to issue environmental directives and regulations covering a broad range of environmental matters and has created a European Environmental Agency responsible for monitoring and collating member state environmental data. The Single European Act, passed in 1987, established three fundamental principles to guide the development of future EU environmental law: (i) the need for preventative action; (ii) the correction of environmental problems at the source; and (iii) the polluter's liability for environmental damage.

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

     The Company believes that its WM International operations are conducted in material compliance with applicable laws and regulations and does not anticipate that maintaining such compliance will adversely affect the Company's consolidated financial statements or operations. There can be no assurance, however, that such requirements will not change so as to require significant additional expenditures or operating costs.

  State and Local Regulation

     The states in which the Company operates have their own laws and regulations that may be more strict than comparable federal laws and regulations governing hazardous and nonhazardous solid waste disposal, water and air pollution, releases and cleanup of hazardous substances and liability for such matters. The states also have adopted regulations governing the siting, design, operation, maintenance, final closure, and post-closure maintenance of landfills and transfer stations. The Company's facilities and operations are likely to be subject to many, if not all, of these types of requirements. In addition, the Company's collection and landfill operations may be affected by the trend in many states toward requiring the development of waste reduction and recycling programs. For example, several states have enacted laws that require counties to adopt comprehensive plans to reduce, through waste planning, composting, recycling, or other programs, the volume of solid waste deposited in landfills. Additionally, the disposal of yard waste in solid waste landfills has been banned in several states. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling have also been considered from time to time by the United States Congress and the EPA.

     Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of hazardous and nonhazardous solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Additionally, certain state and local governments have enacted "flow control" regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific disposal sites. In May 1994, the United States Supreme Court ruled that a flow control ordinance was unconstitutional. However, from time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of extraterritorial waste, and granting states and local governments authority to enact partial flow control legislation. To date, such congressional efforts have been unsuccessful. The United States Congress' adoption of such legislation allowing for restrictions on importation of extraterritorial waste or certain types of flow control, or the adoption of legislation affecting interstate transportation of waste at the federal or state level, could adversely affect the Company's solid waste management services, including collection, transfer, disposal, and recycling operations, and in particular the Company's ability to expand landfill operations acquired in certain areas.

     Many states and local jurisdictions in which the Company operates have enacted "fitness" laws that allow agencies having jurisdiction over waste services contracts or permits to deny or revoke such contracts or permits on the basis of an applicant's (or permit holder's) compliance history. Some states and local jurisdictions go further and consider the compliance history of the parent, subsidiaries or affiliated companies, in addition to the applicant. These laws authorize the agencies to make determinations of an applicant's fitness to be awarded a contract or to operate and to deny or revoke a contract or permit because of unfitness absent a showing that the applicant has been rehabilitated through the adoption of various operating policies and procedures put in place to assure future compliance with applicable laws and regulations.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

     In the normal course of its business, the Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the United States federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, or other aspects of operating results. The words "may," "should," "expect," "believe," "anticipate," "project," "estimate," their opposites and similar expressions are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. As noted elsewhere in this report, all phases of the Company's operations are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Company, and any one of which, or a combination of which, could materially affect the Company's financial statements and operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

     The following discussion outlines certain factors that could affect the Company's financial statements for 2000 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company.

  Uncertainties Relating to Pending Litigation and Investigations

     The Company faces uncertainties relating to pending litigation and investigations. See "Legal Proceedings." The Company is unable to predict the outcome or impact of these matters and there can be no assurance that they will not have a material adverse effect on the Company and its operations.

  Accounting Charges Have Negatively Impacted Reported Financial Results, Have Resulted in the Charges Related to the Impairment of the Value of Certain Assets and May Reflect Decreases in Future Cash Flows

     During 1999, the Company initiated a comprehensive internal review of its accounting records, systems, processes and controls at the direction of the Board of Directors. As a result of this review, the Company recorded certain charges and adjustments in the third quarter of 1999 totaling $1.23 billion after tax. Because of the size of the charges, generally accepted accounting principles require the Company to attempt to determine whether portions of the charges apply to prior periods. While the Company believes that certain of these charges may have related to prior periods, it does not have sufficient information to identify all specific charges attributable to prior periods. Producing the information required to identify these charges would be cost prohibitive and disruptive to the Company's operations. Additionally, the Company concluded, based on its quantitative and qualitative analysis of available information, after consultation with its independent public accountants, that it did not have, nor was it able to obtain, sufficient information to conclude what amount of the charges relate to any individual prior year, although qualitative analysis indicates that these charges are principally related to 1999. Accordingly, the Company has concluded that these charges are appropriately reflected in the 1999 annual financial statements.

     Some of the charges and adjustments recorded in 1999, such as certain increases in insurance reserves, environmental reserves, loss contract provisions and adjustments resulting from completing account reconciliations, are recurring in nature, and should therefore be expected to occur in future periods. Additionally, certain of these charges and adjustments, including receivables-related adjustments and insurance reserves, could have an impact on future cash flows.

     Because some of the charges discussed above affect account balances applicable to periods prior to the third quarter 1999, the Company concluded, after consultation with its independent public accountants, that its internal controls for the preparation of interim financial information did not provide an adequate basis for its independent public accountants to complete reviews of the quarterly financial data for the quarters in 1999.

     The Company has taken steps to stabilize its accounting systems and its internal control environment. However, there can be no assurances that there will not be any additional material adjustments based on future events or that the Company will be able to successfully stabilize its accounting systems and procedures; any such failure could result in additional material charges and adjustments in the future. See "Management's Discussion and Analysis -- 1999 Accounting Charges and Adjustments."

  The Company May Encounter Difficulties in Implementing its Strategic Plan

     The Company's ability to successfully implement its strategic plan may be affected by the willingness of prospective purchasers to purchase the assets the Company identifies as divestiture candidates on terms the Company finds acceptable, the timing and terms on which such assets may be sold, uncertainties relating to regulatory approvals and other factors affecting the ability of prospective purchasers to consummate such transactions. The success of the strategic plan could also be affected by the availability of financing and uncertainties relating to the impact of the proposed strategic plan on the Company's credit ratings and, consequently, the availability and cost of debt and equity financing to the Company.

  Potential Difficulties in Continuing to Manage Growth

     The Company has experienced rapid growth, primarily through acquisitions. The Company's future financial results and prospects depend in large part on its ability to successfully manage and improve the operating efficiencies and productivity of these acquired operations. In particular, whether the anticipated benefits of acquired operations are ultimately achieved will depend on a number of factors, including the ability of the Company to achieve administrative cost savings, rationalization of collection routes, insurance and bonding cost reductions, general economies of scale, and the ability of the Company, generally, to capitalize on its asset base and strategic position. Moreover, the ability of the Company to operate successfully will depend on a number of factors, including competition from other waste management companies, availability of working capital, ability to maintain margins on existing or acquired operations, and the management of costs in a changing regulatory environment. There can be no assurance that the Company will be able to successfully manage its growth or that the historic pace of its growth will not adversely affect its existing or acquired operations.

  Potential Risks of Acquisition Strategy

     The Company has regularly pursued opportunities to expand through the acquisition of additional waste management businesses and continues to pursue operations that can be effectively integrated with the Company's existing operations. In addition, the Company has historically pursued mergers and acquisition transactions, several of which have been significant, in new areas where the Company believes that it can successfully become a provider of integrated waste management services.

     The Company's acquisition strategy involves certain potential risks, which are continuing. These include the risk that the Company may not accurately assess all of the pre-existing liabilities of acquired companies and that the Company may encounter unexpected difficulties in successfully integrating the operations of acquired companies with the Company's existing operations.

  International Operations

     Operations in foreign countries generally are subject to a number of risks inherent in any business operating in foreign countries, including political, social, economic instability and inflation, general strikes, nationalization of assets, currency restrictions and exchange rate fluctuations, nullification, modification or renegotiation of contracts, and governmental regulation, all of which are beyond the control of the Company. No prediction can be made as to how existing or future foreign governmental regulations in any jurisdiction may affect the Company in particular or the waste management industry in general. As part of its strategic plan, the Company is pursuing the divestiture of its WM International operations. See "Business -- WM International."

  Capital Requirements; Indebtedness Under Credit Facilities

     The Company expects to generate sufficient cash flow from its operations in 2000 to cover its anticipated cash needs for capital expenditures and acquisitions. If the Company's cash flow from operations during 2000 is less than currently expected, or if the Company's capital requirements increase, either due to strategic decisions or otherwise, the Company may elect to incur future indebtedness to cover any additional capital needs. However, there can be no assurance that the Company will be successful in obtaining additional capital on acceptable terms through such debt incurrences.

     The Company's current credit facilities require the Company to maintain compliance with certain financial ratios. If the Company's cash flows from operations are less than expected or the Company's capital requirements increase, the Company may not be in compliance with such ratios, resulting in a default under the credit agreements. If any such default occurs, the Company may not be able to obtain waivers or secure amendments to the facilities, and the lenders could elect to declare all borrowings outstanding to be due and payable. If the Company's indebtedness under its credit facilities were to be accelerated, there can be no assurances that the Company could repay such indebtedness in full. Since the Company is partially dependent on the credit facilities to fund its borrowing needs, any such default would have a material adverse effect on the Company's financial condition and results of operations.

     There can also be no assurances that the Company will be successful in renewing its existing credit facility, which must be renewed annually, or that any such renewal will be on terms acceptable to the Company. Any failure by the Company to successfully renew its existing credit facility, or to obtain other financing sources, could have a material adverse effect on the Company's operations and financial statements. See Note 6 to the financial statements included elsewhere herein.

     The Company has historically used variable rate debt under revolving bank credit arrangements as one method of financing. Although recent financings by the Company have reduced the amount of variable rate debt as a percentage of total indebtedness outstanding, the Company intends to continue to use variable rate debt as a financing alternative. To the extent that variable interest rates fluctuate as general interest rates change, an increase in interest rates could have a material adverse effect on the Company's earnings in the future.

  Effect of Competition on Profitability

     The waste management industry is highly competitive. In North America, the industry consists of several large national waste management companies, and numerous local and regional companies of varying sizes and financial resources. The Company competes with numerous waste management companies and with counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial competitive advantages because tax revenues and tax-exempt financing are available to them. In addition, competitors may reduce their prices to expand sales volume or to win competitively bid municipal contracts. Profitability may decline because of the national emphasis on recycling, composting, and other waste reduction programs that could reduce the volume of solid waste collected or deposited in disposal facilities.

     Although the Company is a leading provider of waste management and related services outside of North America, the Company does not believe that any non-governmental entity accounts for a material portion of the very decentralized, highly fragmented international business. In some areas, however, the Company competes with substantial, well-capitalized companies which hold significant market shares, particularly in Finland, Germany, The Netherlands, Sweden and the United Kingdom. The international waste management and related services industry is highly competitive and certain aspects require substantial human and capital resources. The Company encounters intense competition from governmental, quasi-governmental and private sources in all aspects of its international operations. However, as part of its strategic plan, the Company has determined to divest its international operations. See "Business -- WM International."

  Capitalized Expenditures

     In accordance with generally accepted accounting principles, the Company capitalizes certain expenditures and advances relating to acquisitions, pending acquisitions, and disposal site development and expansion projects. The Company expenses indirect acquisition costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, as incurred. The Company's policy is to charge against earnings any unamortized capitalized expenditures and advances relating to any facility or operation that is permanently shut down, any pending acquisition that is not consummated, and any disposal site development or expansion project that is not completed. The charge against earnings is reduced by any portion of the capitalized expenditure and advances that the Company estimates will be recoverable, through sale or otherwise. In future periods, the Company may be required to incur a charge against earnings in accordance with such policy. Depending on the magnitude of any such charge, it could have a material adverse effect on the Company's financial statements.

  Restrictions and Costs Associated with Government Regulation

     The Company's operations are substantially affected by stringent government regulations at the federal, state and local level in the United States and in other countries. These laws, rules, orders and interpretations govern environmental protection, health and safety, land use, zoning, and other matters. They may impose restrictions on operations that could adversely affect the Company's results of operations and financial condition, such as limitations on the expansion of waste disposal, transfer or processing facilities, limitations or bans on disposal of out-of-state waste or certain categories of waste, or mandates regarding the disposal of solid waste. In order to develop, expand or operate a landfill or other waste management facility, the Company must obtain and maintain in effect various facility permits and other governmental approvals, including those relating to zoning, environmental protection and land use. These permits and approvals are difficult, time consuming and costly to obtain, in part because of possible opposition by governmental officials or citizens. In addition, these permits and approvals may contain conditions that limit operations and the Company's ability to change the facility.

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

     In the United States, court decisions have ruled that state and local governments may not use regulatory flow control laws constitutionally to restrict the free movement of waste in interstate commerce. The Company cannot predict what impact, if any, these decisions will have on its disposal facilities. See "Regulation."

  Potential Environmental Liability and Insurance

     The Company could be liable if its disposal facilities, transfer stations, and collection operations cause environmental damage to the Company's properties or to nearby landowners, particularly as a result of the contamination of groundwater sources or soil, including damage resulting from conditions existing prior to the acquisition of such assets or operations. Also, the Company could be liable for any off-site environmental contamination caused by hazardous substances, the transportation, disposal or treatment of which was arranged for by the Company or predecessor owners where the Company is liable as a successor to such prior owners. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company.

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

     During the ordinary course of operations, the Company has from time to time received, and expects that it may in the future receive, citations or notices from governmental authorities that its operations are not in compliance with its permits or certain applicable environmental or land use laws and regulations. The Company generally seeks to work with the authorities to resolve the issues raised by such citations or notices. There can be no assurance, however, that the Company will always be successful in this regard or that such future citations or notices will not have a materially adverse effect on the Company's financial position, results of operations or cash flows. See "Regulation."

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

  Dependence on Key Personnel; Changes in Management

     The Company's business is partially dependent upon the performance of certain of its executive officers. The Company has entered into employment agreements with its executive officers. Notwithstanding such agreements, there can be no assurance that the Company will be able to retain such officers or that it will be able to enforce non-compete provisions that are contained in such agreements in the event of their departure. The loss of the services of the Company's management could have a material adverse effect upon the Company. There can be no assurance that the Company will be able to attract and retain qualified individuals to serve in senior management positions. The Company is in the process of establishing a formalized management succession plan to prepare itself in the event of an unexpected departure.

  Recyclable Materials Price Fluctuations

     Recyclable materials processed by the Company for sale include paper, plastics, aluminum and other commodities which are subject to significant price fluctuations. These fluctuations will affect the Company's future operating revenues and income.

  Matters Related to WM Holdings Accounting Practices

     The United States Securities and Exchange Commission has commenced a formal investigation with respect to WM Holdings' previously filed financial statements (which were subsequently restated) and the related accounting policies, procedures and system of internal controls. The Company is fully cooperating with such investigations. Additionally, several lawsuits and claims have been filed against WM Holdings and several of its former officers and directors in connection with the restatement of WM Holdings' financial statements. The Company is unable to predict the outcome or impact of the investigation, some previously filed lawsuits or any future lawsuits or claims arising out of the restatement at this time. Any such outcome or impact could have a material adverse effect on the Company's financial position, results of operations or cash flows. See "Legal Proceedings."

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

ITEM 2. PROPERTIES.

     The principal property and equipment of the Company consists of land (primarily disposal sites), buildings, waste treatment or processing facilities (other than disposal sites) and vehicles and equipment. The Company owns or leases real property in most locations in which it is doing business. Excluding the landfills that the Company had held for sale at December 31, 1999, the Company owned and operated through lease agreements 245 active disposal sites in North America, which aggregated approximately 136,100 acres of land, including approximately 29,400 permitted acres and 6,800 acres for which the Company considers as probable expansion acreage for landfill use. Additionally, the Company operates 49 disposal sites through agreements with municipalities. At December 31, 1999, the Company had for sale an additional 62 disposal sites, consisting of 28 sites in its NASW operations and 34 sites operated through its WM International operations. The sites in North America which were held for sale at December 31, 1999 aggregated approximately 5,400 total acres, of which approximately 2,100 acres were permitted for landfill use. Furthermore, the Company owned or operated through agreements 23 waste-to-energy facilities in North America as of December 31, 1999.

     The Company leases approximately 207,000 square feet of office space in Houston, Texas, for its executive offices under leasing arrangements expiring through 2008. For the year ended December 31, 1999, aggregate annual rental payments were approximately $137.7 million.

     The Company owns approximately 47,000 items of equipment, including waste collection vehicles and related support vehicles, as well as bulldozers, compactors, earth movers, and other related heavy equipment and vehicles used in landfill operations. The Company has approximately 2.7 million steel containers in use, ranging from one to 45 cubic yards, and a number of stationary compactors and self-dumping hoppers.

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

ITEM 3. LEGAL PROCEEDINGS.

     In November and December 1997, several alleged purchasers of WM Holdings securities (including but not limited to common stock), who allegedly bought their securities during 1996 and 1997, brought 14 purported class action lawsuits against WM Holdings and several of its current and former officers and directors in the United States District Court for the Northern District of Illinois. Each of these lawsuits asserted that the defendants violated the federal securities laws by issuing allegedly false and misleading statements in 1996 and 1997 about WM Holdings' financial condition and results of operations. In January 1998, the 14 putative class actions were consolidated before one judge and in February 1998, WM Holdings announced a restatement of prior-period earnings for 1991 and earlier as well as for 1992 through 1996 and the first three quarters of 1997. In July 1998, the class plaintiffs filed an amended complaint against WM Holdings, its outside auditor, and five of WM Holdings' former officers. The amended complaint sought recovery on behalf of a proposed class of all purchasers of WM Holdings' securities between May 29, 1995, and October 30, 1997. The amended complaint alleged, among other things, that WM Holdings filed false and misleading financial statements beginning in 1991 and continuing through October 1997 and sought recovery for alleged violations of the federal securities laws between May 1995 and October 1997.

     In December 1998, the Company announced an agreement to settle the consolidated action against all defendants and the establishment of a settlement fund of $220 million for the class of open market purchasers of WM Holdings securities between November 3, 1994, and February 24, 1998. On September 17, 1999, the United States District Court for the Northern District of Illinois gave final approval to the settlement after a hearing. There were no objections to the fairness or adequacy of the settlement fund.

     In January 2000, the Company settled two actions, one pending in Illinois State court and the other in Florida Federal court, arising out of the same set of facts as the above federal action brought by open market purchasers of WM Holdings' securities.

     Additionally, there are several other actions and claims, which arise out of the same set of facts, that have been brought by business owners who received WM Holdings common stock in the sales of their businesses to WM Holdings. These actions and claims allege, among other things, breach of warranty or breach of contract based on WM Holdings' restatement of earnings in February 1998. In April 1999, courts having jurisdiction over two such actions granted summary judgment against WM Holdings and in favor of the individual plaintiffs who brought the respective claims on the issue of breach of contract. Additionally, in October 1999, the court in one of these actions certified a class consisting of all sellers of business assets to WM Holdings between January 1, 1990, and February 24, 1998, whose purchase agreements with WM Holdings contained express warranties regarding the accuracy of WM Holdings' financial statements. The Company has appealed that decision and the appeal is pending. The extent of damages, if any, in this class action has not yet been determined. The Company, however, has settled or resolved four, separate stock-for-asset disputes that otherwise would have been part of the above class, as currently defined, including the individual action identified above in which summary judgment was entered against WM Holdings.

     In February and March 2000, two asset sellers who otherwise would have been included in the above class, as currently defined, brought separate actions against the Company for breach of contract and fraud, among other things. One of the suits arises out of a transaction valued at over $200 million at the time of closing in 1996, while the other involves a transaction in excess of $11 million at its closing in 1995. Both suits are in their early stages and the extent of possible damages, if any, has not yet been determined.

     In December 1999, a sole plaintiff brought an action against the Company, five former officers of WM Holdings, and WM Holdings' auditors in Illinois State court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998, for alleged acts of common law fraud, negligence, and breach of fiduciary duty. The defendants have removed this action to federal court, where plaintiff is seeking a remand back to the state forum. This action is in its early stages and the extent of possible damages, if any, has not yet been determined.

     Purported derivative actions have also been filed in Delaware Chancery Court by alleged former shareholders of WM Holdings against certain former officers and directors of WM Holdings and nominally against WM Holdings to recover damages caused to WM Holdings as a result of the settled consolidated federal securities class action described above. These actions have been consolidated and plaintiffs have filed a consolidated amended complaint. The plaintiffs seek to recover from the former officers and directors, on behalf of WM Holdings, the amounts paid in the federal class action as well as additional amounts based on alleged harms not at issue in the federal class action.

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

     In March and April 1999, two former officers of WM Holdings sued the Company for retirement and other benefits. These actions are in their early stages and the extent of possible damages, if any, has not yet been determined. Additionally, a third former officer brought a similar claim, that was subsequently dismissed, in March 2000. This newest action included claims related to the decision by the board of WM Holdings to recommend the merger of WM Holdings with the Company.

     On July 6, 1999, the Company announced that it had lowered its expected earnings per share for the three months ended June 30, 1999. On July 29, 1999, the Company announced a further reduction in its expected earnings for that period. On August 3, 1999, the Company announced a further reduction in its expected earnings for that period and that its reported operating income for the three months ended March 31, 1999 may have included certain unusual pretax income items. More than 20 lawsuits that purport to be based on one or more of these announcements were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas. These actions have been consolidated into a single action. On September 7, 1999, a lawsuit was filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Texas. Pursuant to a joint motion, this case was transferred to the United States District Court for the Southern District of Texas, to be consolidated with the consolidated action pending there. Taken together, the plaintiffs in these lawsuits purport to assert claims on behalf of a class of purchasers of the Company's common stock between June 10, 1998 and August 13, 1999. Among other things, the plaintiffs allege that the Company and certain of its officers and directors (i) made knowingly false earnings projections for the three months ended June 30, 1999 and (ii) failed to adequately disclose facts relating to its earnings projections that the plaintiffs allege would have been material to purchasers of the Company's common stock. The plaintiffs also claim that certain of the Company's officers and directors sold common stock between March 31, 1999 and July 6, 1999 at prices known to be inflated by the alleged material misstatements and omissions. The plaintiffs in these actions seek damages with interest, costs and such other relief as the court deems proper.

     In November 1999, an action was filed in Oregon state court by individuals who received Company common stock in the sale of their business to the Company. For reasons similar to those alleged in the class actions described in the preceding paragraph, these individuals allege that the stock they received was overvalued. The case is in an early stage and the extent of possible damages, if any, has not yet been determined.

     In addition, three of the Company's shareholders have filed purported derivative lawsuits against certain officers and directors of the Company in connection with the events surrounding the Company's second quarter 1999 earnings projections and July 6, 1999 earnings announcement. Two of these lawsuits were filed in the Court of Chancery of the State of Delaware on July 16, 1999 and August 18, 1999, respectively, and one was filed in the United States District Court for the Southern District of Texas on July 27, 1999. The Delaware cases have been consolidated and the plaintiffs have filed an amended consolidated complaint. The plaintiffs in these actions purport to allege derivative claims on behalf of the Company against these individuals for alleged breaches of fiduciary duty resulting from their alleged common stock sales during the three months ended June 30, 1999 and/or their oversight of the Company's affairs. The lawsuits name Waste Management, Inc. as a nominal defendant and seek compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the respective courts deem proper. The defendants have not yet been required to respond to the complaints.

     On December 29, 1999, the Company sued Louis D. Paolino, former President and Chief Executive Officer of Eastern Environmental Services, Inc. ("Eastern"), and others in federal court in Delaware in connection with the Company's merger with Eastern in December 1998 (the "Eastern Merger"). The Company alleges, among other things, that defendants artificially inflated the revenues of Eastern by employing improper accounting practices and usurped Eastern corporate opportunities for personal gain. The Company alleges that the inflated Eastern financials caused the Company to pay substantially more than Eastern was worth. The defendants in this case have not yet filed a response to the complaint.

     In a related matter, on December 31, 1999, Louis D. Paolino and others sued the Company and unnamed defendants in Philadelphia for securities fraud in connection with the Eastern Merger. Plaintiffs allege that the Company's stock that they were issued in connection with the Eastern Merger was over-valued because the Company failed to disclose that it was having problems integrating the operations of WM Holdings and the Company after the WM Holdings Merger. As none of the defendants has been served in this action, no responsive pleadings have yet been filed.

     The Company is aware of a lawsuit filed in state court in Houston, Texas by several related shareholders against the Company and three of its former officers. The petition alleges that the plaintiffs are substantial shareholders of the Company's common stock who intended to sell their stock in 1999, but that the individual defendants made false and misleading statements regarding the Company's prospects that induced the plaintiffs to retain their stock. Plaintiffs assert that the value of their retained stock declined dramatically. Plaintiffs asserted claims for fraud, negligent misrepresentation, and conspiracy. As neither the Company nor the individual defendants have been served in this action, the defendants have filed no responsive pleadings in the action.

     The Company has also received a letter from participants in the Company's Employee Stock Purchase Plan (the "ESPP") who purchased the Company's common stock on June 30, 1999. The letter demands that the Administrative Committee of the ESPP bring an action against the Company and certain selling officers and directors for losses allegedly sustained by the participants in their stock purchases. These ESPP participants stated in the letter that, absent action by the Administrative Committee of the ESPP, they intended to sue the Company and the directors and officers on behalf of the ESPP and its participants. The Administrative Committee of the ESPP has advised these participants that it cannot file suit, as requested, because the committee is neither a representative of the plan nor a Waste Management shareholder. The

Company has not received any further communication from these participants. However, the Company does not believe that this claim, if pursued, would have a material adverse effect on the Company's financial statements.

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

     The Company received a Civil Investigative Demand ("CID") from the Antitrust Division of the United States Department of Justice in July 1999 inquiring into the Company's non-hazardous solid waste operations in the State of Massachusetts. The CID purports to have been issued for the purpose of determining whether the Company has engaged in monopolization, illegal contracts in restraint of trade, or anticompetitive acquisitions of disposal and/or hauling assets. The CID requires the Company to provide the United States Department of Justice with certain documents to assist it in its inquiry with which the Company is fully cooperating.

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

     The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the foreign, federal, state, and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved related to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 1999, there were six proceedings involving Company subsidiaries where the sanctions involved could potentially exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

     From time to time, the Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company's subsidiary having owned, operated or transported waste to a disposal facility which is alleged to have contaminated the environment or, in certain cases, conducted environmental remediation activities at sites. Some of such lawsuits may seek to have the Company or its subsidiaries pay the costs of groundwater monitoring and health care examinations of allegedly affected persons for a substantial period of time even where no actual damage is proven. While the Company believes it has meritorious defenses to these lawsuits, their ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs' circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other factors. Accordingly, it is possible such matters could have a material adverse impact on the Company's financial statements.

     The Company or certain of its subsidiaries have been identified as potentially responsible parties in a number of governmental investigations and actions relating to waste disposal facilities which may be subject to remedial action under CERCLA or Superfund, as amended. The majority of these proceedings are based on allegations that certain subsidiaries of the Company (or their predecessors) transported hazardous substances to the sites in question, often prior to acquisition of such subsidiaries by the Company. CERCLA generally provides for joint and several liability for those parties owning, operating, transporting to or disposing at the sites. Such proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial and could have a material adverse effect on the Company's financial statements.

     In June 1999, the Company was notified that the EPA is conducting a civil investigation of alleged chlorofluorocarbons ("CFC") disposal violations by Waste Management of Massachusetts, Inc. ("WMMA"), one of the Company's wholly owned subsidiaries, to determine whether further enforcement measures are warranted. The activities giving rise to the allegations of CFC disposal violations appear to have occurred prior to July 30, 1998. On July 29, 1998, the EPA inspected WMMA's operations, notified the Company of the alleged violations and issued an Administrative Order in January 1999 requiring WMMA to comply with the CFC regulations. WMMA is cooperating with the investigation and the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements.

     In August 1999, sludge materials from trucks entering the Company's Woodland Meadows Landfill in Michigan were seized by the Federal Bureau of Investigation ("FBI") pursuant to an investigation of the generator of the sludge materials, a company that provides waste treatment services. Subsequently, the Company received two Grand Jury subpoenas as well as requests for information from the Michigan Department of Environmental Quality, seeking information related to the landfill's waste acceptance practices and the Company's business relationship with the generator. According to affidavits attached to the subpoena, the generator's treatment plant was sold by the Company to the generator in May 1998. The Company is cooperating with the pending investigation and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements.

     As of December 31, 1999, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 84 locations listed on the NPL. Of the 84 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially developed by others as land disposal facilities. At each of the

17 owned facilities, the Company is working in conjunction with the government to characterize or remediate identified site problems. In addition, at these 17 facilities, the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 67 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain. Any of these matters could have a material adverse impact on the Company's financial statements.

     In November 1998, the Company was sued by the estate of Shayne Conner, who died on November 24, 1995 in Greenland, New Hampshire. Plaintiffs allege that Mr. Conner's death was caused by biosolids that were applied to a nearby field by Wheelabrator's BioGro business unit. The litigation is currently in the discovery phase, and the Company is waiting for plaintiff's production of a court-ordered expert on causation. The Company is vigorously defending itself in the litigation.

     The Company has been advised by the United States Department of Justice that Laurel Ridge Landfill, Inc., a wholly owned subsidiary of the Company as a result of the merger with United Waste Systems, Inc. ("United") in August 1997 (the "United Merger"), allegedly committed certain violations of the Clean Water Act at the Laurel Ridge Landfill in Kentucky. The alleged activities occurred prior to the United Merger. In May 1999, the Company pleaded guilty to a criminal misdemeanor and was sentenced in November 1999 to pay a fine of $100,000 and perform in kind services valued at $1.0 million.

     In February 1999, a San Bernardino County, California grand jury returned an amended felony indictment against the Company, certain of its subsidiaries and their current or former employees, and a County employee. The proceeding is based on events that allegedly occurred prior to the WM Holdings Merger in connection with a WM Holdings landfill development project. The indictment includes allegations that certain of the defendants engaged in conduct involving fraud, wiretapping, theft of a trade secret and manipulation of computer data, and that they engaged in a conspiracy to do so. If convicted, the most serious of the available sanctions against the corporate defendants would include substantial fines and forfeitures. The Company believes that meritorious defenses exist to each of the allegations, and the defendants are vigorously contesting them. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements.

     The Company has brought suit against a substantial number of insurance carriers in an action entitled Waste Management, Inc. et al. v. The Admiral Insurance Company, et al. pending in the Superior Court in Hudson County, New Jersey. In this action, the Company is seeking a declaratory judgment that environmental liabilities asserted against the Company or its subsidiaries, or that may be asserted in the future, are covered by insurance policies purchased by the Company or its subsidiaries. The Company is also seeking to recover defense costs and other damages incurred as a result of the assertion of environmental liabilities against the Company or its subsidiaries for events occurring over at least the last 25 years at approximately 140 sites and the defendant insurance carriers' denial of coverage of such liabilities. While the Company has reached settlements with some of the carriers, the remaining defendants have denied liability to the Company and have asserted various defenses, including that environmental liabilities of the type for which the Company is seeking relief are not risks covered by the insurance policies in question. The remaining defendants are contesting these claims vigorously. Discovery is complete as to the 12 sites in the first phase of the case and discovery is expected to continue for several years as to the remaining sites. Currently, trial dates have not been set. The Company is unable at this time to predict the outcome of this proceeding. No amounts have been recognized in the Company's financial statements for potential recoveries.

     It is not possible at this time to predict the impact that the above lawsuits, proceedings, investigations and inquiries may have on WM Holdings or the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is reasonably possible that the outcome of any present or future litigation, proceedings, investigations or inquiries may have a material adverse impact on their respective financial conditions or results of operations in one or more future periods. The Company and WM Holdings intend to defend themselves vigorously in all the above matters.

     The Company and certain of its subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of their business. The outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty and these matters could have a material adverse impact on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the stockholders of the Company during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "WMI." The following table sets forth the range of the high and low per share sales prices for the common stock as reported on the NYSE Composite Tape.

                                                               HIGH     LOW
                                                              ------   ------
1998
  First Quarter.............................................  $46.88   $34.44
  Second Quarter............................................   50.00    44.69
  Third Quarter.............................................   58.19    42.88
  Fourth Quarter............................................   48.88    35.25
1999
  First Quarter.............................................  $53.50   $41.88
  Second Quarter............................................   60.00    44.75
  Third Quarter.............................................   55.44    18.13
  Fourth Quarter............................................   19.75    14.00
2000
  First Quarter (through March 15, 2000)....................  $18.50   $13.00

     On March 15, 2000, the closing sale price as reported on the NYSE was $13.25 per share. The number of holders of record of common stock based on the transfer records of the Company at March 15, 2000, was 30,543.

     As of December 31, 1999, the Company is limited in its ability to pay dividends pursuant to its current credit agreements to amounts not to exceed $25.0 million per year. The Company declared and paid cash dividends of $0.01 per share, or approximately $6.2 million during 1999. See Note 10 to the financial statements included elsewhere herein.

     The Company effected the following unregistered sale of its securities during the twelve months ended December 31, 1999 that was not previously included in the Company's Quarterly Reports filed for such period. The securities sold in the transaction referred to below were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided under
Section 4(2) thereof for transactions not involving a public offering:

     On September 13, 1999, the Company granted to Roderick M. Hills, a member of the Company's Board of Directors and Chairman of the Board of Directors' Audit Committee, 35,000 shares of restricted stock for extraordinary services performed by Mr. Hills in 1999.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial information as of December 31, 1999 and 1998, and for each of the years in the three year period ended December 31, 1999, has been derived from the audited financial statements of the Company included elsewhere herein. This information should be read in conjunction with such financial statements and related notes thereto. The selected financial information as of December 31, 1997, 1996 and 1995, and for each of the years in the two year period ended December 31, 1996, has been derived from audited financial statements, that have been previously included in the Company's reports under the Securities Exchange Act of 1934 (the "Exchange Act"), restated for certain pooling of interests transactions that are not included herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                          YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------
                                                        1999          1998          1997          1996          1995
                                                     -----------   -----------   -----------   -----------   -----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Operating revenues.................................  $13,126,920   $12,625,769   $11,972,498   $10,998,602   $10,432,775
                                                     -----------   -----------   -----------   -----------   -----------
Costs and expenses:
  Operating (exclusive of depreciation and
    amortization shown below)......................    8,269,021     7,283,251     7,482,273     6,564,234     6,261,745
  General and administrative.......................    1,920,309     1,332,736     1,438,501     1,316,480     1,279,719
  Depreciation and amortization....................    1,614,165     1,498,712     1,391,810     1,264,196     1,186,492
  Merger costs and acquisition related.............       44,634     1,807,245       112,748       126,626        26,539
  Asset impairments and unusual items..............      738,837       864,063     1,771,145       529,768       394,092
(Income) loss from continuing operations held for
  sale, net of minority interest...................           --           151         9,930          (315)      (25,110)
                                                     -----------   -----------   -----------   -----------   -----------
                                                      12,586,966    12,786,158    12,206,407     9,800,989     9,123,477
                                                     -----------   -----------   -----------   -----------   -----------
Income (loss) from operations......................      539,954      (160,389)     (233,909)    1,197,613     1,309,298
                                                     -----------   -----------   -----------   -----------   -----------
Other income (expense):
  Interest expense.................................     (769,655)     (681,457)     (555,576)     (525,340)     (534,964)
  Interest income..................................       38,497        26,829        45,214        34,603        41,565
  Minority interest................................     (24, 181)      (24,254)      (45,442)      (41,289)      (81,367)
  Other income, net................................       52,653       139,392       127,216       108,645       257,773
                                                     -----------   -----------   -----------   -----------   -----------
                                                        (702,686)     (539,490)     (428,588)     (423,381)     (316,993)
                                                     -----------   -----------   -----------   -----------   -----------
Income (loss) from continuing operations before
  income taxes.....................................     (162,732)     (699,879)     (662,497)      774,232       992,305
Provision for income taxes.........................      232,319        66,923       363,341       486,700       493,375
                                                     -----------   -----------   -----------   -----------   -----------
Income (loss) from continuing operations...........     (395,051)     (766,802)   (1,025,838)      287,532       498,930
Income (loss) from discontinued operations.........           --            --        95,688      (263,301)        4,863
Extraordinary item.................................       (2,513)       (3,900)       (6,809)           --            --
Accounting change..................................           --            --        (1,936)           --            --
                                                     -----------   -----------   -----------   -----------   -----------
Net income (loss)..................................  $  (397,564)  $  (770,702)  $  (938,895)  $    24,231   $   503,793
                                                     ===========   ===========   ===========   ===========   ===========
Basic earnings (loss) per common share:
  Continuing operations............................  $     (0.64)  $     (1.31)  $     (1.84)  $      0.54   $      0.99
  Discontinued operations..........................           --            --          0.17         (0.49)         0.01
  Extraordinary item...............................        (0.01)        (0.01)        (0.01)           --            --
  Accounting change................................           --            --            --            --            --
                                                     -----------   -----------   -----------   -----------   -----------
  Net income (loss)................................  $     (0.65)  $     (1.32)  $     (1.68)  $      0.05   $      1.00
                                                     ===========   ===========   ===========   ===========   ===========
Diluted earnings (loss) per common share:
  Continuing operations............................  $     (0.64)  $     (1.31)  $     (1.84)  $      0.53   $      0.97
  Discontinued operations..........................           --            --          0.17         (0.49)         0.01
  Extraordinary item...............................        (0.01)        (0.01)        (0.01)           --            --
  Accounting change................................           --            --            --            --            --
                                                     -----------   -----------   -----------   -----------   -----------
  Net income (loss)................................  $     (0.65)  $     (1.32)  $     (1.68)  $      0.04   $      0.98
                                                     ===========   ===========   ===========   ===========   ===========
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (deficit)..........................  $(1,268,910)  $  (412,269)  $(1,967,278)  $  (258,210)  $(1,027,093)
Intangible assets, net.............................    5,356,677     6,250,324     4,848,176     4,681,381     4,329,909
Total assets.......................................   22,681,424    22,882,164    20,156,424    20,727,524    19,950,426
Long-term debt, including current maturities.......   11,498,088    11,732,361     9,479,961     9,064,566     8,404,034
Stockholders' equity...............................    4,402,612     4,372,496     3,854,929     5,201,610     5,184,104

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company's operations for the three years ended December 31, 1999 should be read in conjunction with the Company's financial statements and related notes thereto included elsewhere herein.

     The discussion below and elsewhere in this Form 10-K includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These include statements that describe anticipated revenues, capital expenditures and other financial items, statements that describe the Company's business plans and objectives, and statements that describe the expected impact of competition, government regulation, litigation and other factors on the Company's future financial condition and results of operations. The words "may," "should," "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. Such risks and uncertainties, any one of which may cause actual results to differ materially from those described in the forward-looking statements, include or relate to, among other things:

     - the impact of pending or threatened litigation and/or governmental inquiries and investigation involving the Company.

     - the Company's ability to stabilize its accounting systems and procedures and maintain stability.

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

     - the Company's ability to continue its expansion through the acquisition of other companies, including, without limitation, risks and uncertainties concerning the availability of desirable acquisition candidates, the availability of debt and equity capital to the Company to finance acquisitions, the ability of the Company to accurately assess the pre-existing liabilities and assets of acquisition candidates and the restraints imposed by federal and state statutes and agencies respecting market concentration and competitive behavior.

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

     - the Company's ability to generate sufficient cash flows from operations to cover its cash needs, the Company's ability to obtain additional capital if needed and the possible default under credit facilities if cash flows are lower than expected or capital expenditures are greater than expected.

     - the potential changes in estimates from ongoing analysis of site remediation requirements, final closure and post-closure issues, compliance and other audits and regulatory developments.

     - the effectiveness of changes in management and the ability of the Company to retain qualified individuals to serve in senior management positions.

     - the effect of price fluctuations of recyclable materials processed by the Company.

     - certain risks that are inherent in operating in foreign countries that are beyond the control of the Company, including but not limited to political, social, and economic instability and government regulations.

     - the potential impairment charges against earnings related to long-lived assets which may result from possible future business events.

     - the effect that recent trends regarding mandating recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities.

     - the potential impact of government regulation on the Company's ability to obtain and maintain necessary permits and approvals required for operations.

INTRODUCTION

  Strategic Plan

     In August 1999, the Company's Board of Directors adopted a strategic plan that is intended to enhance value for its shareholders, customers, and employees. The plan's major elements are to:

     - Dispose of the Company's non-strategic and under-performing assets, including the Company's WM International operations, its non-core assets and up to 10% of its NASW assets.

     - Maintain or improve the Company's long-term investment grade characteristics while using disposition proceeds for debt repayment, repurchases of shares and selected tuck-in acquisitions.

     - Bring more discipline and accountability to the enterprise while continuing the Company's decentralized business model, which puts authority close to the customer.

     - Restore a disciplined capital allocation philosophy that focuses on profits as opposed to growth.

     - Give employees the tools they need to do their jobs, including updated and more efficient information systems.

  General

     Waste Management is one of the largest publicly-owned companies providing integrated waste management services in North America and internationally. In North America, the Company provides solid waste management services throughout the United States and Puerto Rico, as well as in Canada and Mexico, including collection, transfer, recycling and resource recovery services, and disposal services. In addition, the Company is a leading developer, operator and owner of waste-to-energy facilities in the United States. The Company also engages in hazardous waste management services throughout North America, as well as low-level and other radioactive waste services.

     Internationally, the Company operates throughout Europe, the Pacific Rim, and South America. Included in the Company's International operations is the collection and transportation of solid, hazardous and medical wastes and recyclable materials, and the treatment and disposal of recyclable materials. The Company also operates solid and hazardous waste landfills, municipal and hazardous waste incinerators, water and waste water treatment facilities, hazardous waste treatment facilities, waste-fuel powered independent power facilities, and constructs treatment or disposal facilities for third parties internationally.

     The Company's diversified customer base for its NASW operations, was approximately 27 million customers as of December 31, 1999. This customer base includes commercial, industrial, municipal and residential customers, other waste management companies, governmental entities and independent power markets, with no single customer accounting for more than 5% of the Company's operating revenues during 1999. The Company employed approximately 75,000 people as of December 31, 1999 of which approximately 55,000 related to its NASW operations.

     The Company's operating revenues from waste management operations consist primarily of fees charged for its collection and disposal services. Operating revenues for collection services include fees from residential, commercial, industrial, and municipal collection customers. A portion of these fees are billed in advance; a liability for future service is recorded upon receipt of payment and operating revenues are recognized as services are actually provided. Fees for residential and municipal collection services are normally based on the type and frequency of service. Fees for commercial and industrial services are normally based on the type and frequency of service and the volume of waste collected. The Company's operating revenues from its disposal operations consist of disposal fees (known as tipping fees) charged to third parties and are normally billed monthly or semi-monthly. Tipping fees are based on the volume of waste being disposed of at the Company's disposal facilities. Fees are charged at transfer stations based on the volume of waste deposited, taking into account the Company's cost of loading, transporting, and disposing of the solid waste at a disposal site. Intercompany revenues between the Company's operations have been eliminated in the consolidated financial statements presented elsewhere herein.

     Operating expenses from waste management operations include direct and indirect labor and the related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, tipping fees paid to third party disposal facilities, and accruals for future landfill final closure and post-closure costs. Certain direct development expenditures are capitalized and amortized over the estimated useful life of a site as capacity is consumed, and include acquisition, engineering, upgrading, construction, capitalized interest, and permitting costs. All indirect expenses, such as administrative salaries and general corporate overhead, are expensed in the period incurred. At times, the Company receives reimbursements from insurance carriers relating to past and future environmentally related remedial, defense and tort claim costs at a number of the Company's sites. Such recoveries are included in operating costs and expenses as an offset to environmental expenses.

     General and administrative costs include management salaries, clerical and administrative costs, professional services, facility rentals, provision for doubtful accounts, and related insurance costs, as well as costs related to the Company's marketing and sales force.

     Depreciation and amortization include (i) amortization of the excess of cost over net assets of acquired businesses on a straight-line basis over a period not greater than 40 years commencing on the dates of the respective acquisitions; (ii) amortization of other intangible assets on a straight-line basis from 3 to 40 years; (iii) depreciation of property and equipment on a straight-line basis from 3 to 40 years; and (iv) amortization of landfill costs on a units-of-consumption method as landfill airspace is consumed over the estimated remaining capacity of a site. The remaining capacity of a site is determined by the unutilized permitted airspace and expansion airspace when the success of obtaining such an expansion is considered probable. Effective as of the third quarter of 1999, the Company applied a newly defined, more stringent set of criteria for evaluating the probability of obtaining an expansion to landfill airspace at existing sites, which are as follows:

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

     - There are no significant known technical, legal, community, business, or political restrictions or issues that could impair the success of such expansion;

     - Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

     - Airspace and related costs, including additional final closure and post-closure costs, have been estimated based on conceptual design.

     Additionally, to include airspace from an expansion effort, the expansion permit application must generally be expected to be submitted within one year, and the expansion permit must be expected to be received within two to five years. Exceptions to these criteria must be approved through a landfill specific approval process that includes an approval from the Company's Chief Financial Officer and prompt review by the Audit Committee of the Board of Directors. Such exceptions at 34 landfill locations at December 31, 1999 were generally due to permit application processes beyond the one-year limit, which in most cases, were due to state-specific permitting procedures. Generally, the Company has been successful in receiving approvals for expansions pursued; however, there can be no assurance that the Company will be successful in obtaining landfill expansions in the future.

     As disposal volumes are affected by seasonality and competitive factors, airspace amortization varies from period to period due to changes in volumes of waste disposed at the Company's landfills. Airspace amortization is also affected by changes in engineering and cost estimates.

  1999 Accounting Charges and Adjustments

     During 1999, the Company initiated a comprehensive internal review of its accounting records, systems, processes and controls at the direction of its Board of Directors. As discussed below, and in Note 2 to the financial statements, the Company experienced significant difficulty in the integration and conversion of information and accounting systems subsequent to the WM Holdings Merger, including certain financial systems and its billing systems. As a result of these systems and process issues, and other issues raised during the 1999 accounting review, certain charges and adjustments were recorded, as discussed below. The review was completed in time such that the Company was able to record related adjustments in its financial statements for the quarter ended September 30, 1999. The amounts recorded by the Company as a result of the review had a material effect on its financial statements for the year ended December 31, 1999. The following is a summary of charges attributable to this review which were recorded for the quarter ended September 30, 1999 (in thousands):


Held for sale adjustments...................................            $  414,275
Increase to allowance for doubtful accounts and other
  accounts receivable adjustments...........................               211,483
Asset impairments (excluding held for sale adjustments).....               178,309
Insurance reserves and other insurance adjustments..........               147,868
Legal, severance and consulting accruals....................               141,999
Merger and acquisition related costs........................                31,568
Other charges and adjustments, including:
  Account reconciliations...................................  347,668
  Loss contract reserve adjustments.........................   49,338
  Increase in environmental liabilities.....................   48,983
  Other.....................................................  191,026      637,015
                                                              -------   ----------
Impact of charges before income tax benefit.................             1,762,517
Income tax benefit..........................................              (536,756)
                                                                        ----------
After-tax charges...........................................            $1,225,761
                                                                        ==========

     The charges described above, which include both recurring and nonrecurring items that have been aggregated for this presentation, are reflected in the Company's financial statements for the year ended December 31, 1999, as follows (in thousands):

                                                    ALLOWANCE
                                                   FOR DOUBTFUL
                                                     ACCOUNTS                    INSURANCE      LEGAL,
                                                    AND OTHER                    RESERVES     SEVERANCE    MERGER AND
                                      HELD-FOR-      ACCOUNTS        OTHER       AND OTHER       AND       ACQUISITION
                                        SALE        RECEIVABLE       ASSET       INSURANCE    CONSULTING     RELATED
                                     ADJUSTMENTS   ADJUSTMENTS    IMPAIRMENTS   ADJUSTMENTS    ACCRUALS       COSTS
                                     -----------   ------------   -----------   -----------   ----------   -----------
Operating revenues.................   $      --     $ (44,164)     $      --     $      --    $      --     $     --
                                      ---------     ---------      ---------     ---------    ---------     --------
Costs and expenses:
 Operating (exclusive of
   depreciation and amortization
   shown below)....................          --            --             --       143,086           --           --
 General and administrative........          --       167,319             --         4,782       57,599           --
 Depreciation and amortization.....          --            --             --            --           --           --
 Merger and acquisition related
   costs...........................          --            --             --            --           --       31,568
 Asset impairments and unusual
   items...........................     414,275            --        178,309            --       84,400           --
Loss from continuing operations
 held for sale, net of minority
 interest..........................          --            --             --            --           --           --
                                      ---------     ---------      ---------     ---------    ---------     --------
                                     414,275...       167,319        178,309       147,868      141,999       31,568
                                      ---------     ---------      ---------     ---------    ---------     --------
Loss from operations...............    (414,275)     (211,483)      (178,309)     (147,868)    (141,999)     (31,568)
                                      ---------     ---------      ---------     ---------    ---------     --------
Other income (expense)
 Interest expense..................          --            --             --            --           --           --
 Interest income...................          --            --             --            --           --           --
 Minority interest.................  -- .......            --             --            --           --           --
 Other income (expense)............          --            --             --            --           --           --
                                      ---------     ---------      ---------     ---------    ---------     --------
                                             --            --             --            --           --           --
                                      ---------     ---------      ---------     ---------    ---------     --------
Loss before income taxes and
 extraordinary items...............   $(414,275)    $(211,483)     $(178,309)    $(147,868)   $(141,999)    $(31,568)
                                      =========     =========      =========     =========    =========     ========
Benefit from income taxes..........
Net loss...........................


                                                       TOTAL
                                        OTHER        (INCLUDES
                                       CHARGES     RECURRING AND
                                         AND       NON-RECURRING
                                     ADJUSTMENTS      ITEMS)
                                     -----------   -------------
Operating revenues.................   $  13,236     $   (30,928)
                                      ---------     -----------
Costs and expenses:
 Operating (exclusive of
   depreciation and amortization
   shown below)....................     423,331         566,417
 General and administrative........     172,029         401,729
 Depreciation and amortization.....      59,628          59,628
 Merger and acquisition related
   costs...........................          --          31,568
 Asset impairments and unusual
   items...........................       3,300         680,284
Loss from continuing operations
 held for sale, net of minority
 interest..........................          --              --
                                      ---------     -----------
                                        658,288       1,739,626
                                      ---------     -----------
Loss from operations...............    (645,052)     (1,770,554)
                                      ---------     -----------
Other income (expense)
 Interest expense..................         702             702
 Interest income...................      13,359          13,359
 Minority interest.................        (288)           (288)
 Other income (expense)............      (5,736)         (5,736)
                                      ---------     -----------
                                          8,037           8,037
                                      ---------     -----------
Loss before income taxes and
 extraordinary items...............   $(637,015)     (1,762,517)
                                      =========
Benefit from income taxes..........                     536,756
                                                    -----------
Net loss...........................                 $(1,225,761)
                                                    ===========

     Subsequent to the completion of the accounting review, and in conjunction with the process of preparing its monthly financial statements during the fourth quarter of 1999 and on a final basis at December 31, 1999, additional adjustments attributable to the reconciliation of intercompany accounts, cash, accounts receivable, fixed assets, accounts payable and certain other accounts were recorded.

     The Company recorded significant adjustments in the third and fourth quarters of 1999, certain of which affect periods prior to these quarters. Accordingly, the Company, after consultation with its independent public accountants, has concluded that its internal controls for the preparation of interim financial information did not provide an adequate basis for its independent public accountants to complete reviews of the quarterly financial data for the quarters during 1999. The Company believes that certain charges that were recorded in the third and fourth quarters of 1999 may relate to individual prior periods; however, the Company does not have sufficient information to identify all specific charges attributable to prior periods. If identification of all specific charges attributable to individual prior periods were possible, the Company believes that the reported results of operations presented in Note 20 to the financial statements for the third and fourth quarters of 1999 would have been favorably impacted, and the reported results of operations for the first and second quarters of 1999 would have been adversely impacted. In connection with the preparation of its third quarter financial statements, the Company concluded, based on its quantitative and qualitative analysis of available information, after consultation with its independent public accountants, that it did not have, nor was it able to obtain, sufficient information to conclude what amount of the charges relate to any individual prior year, although qualitative analysis indicates that these charges are principally related to 1999. Accordingly, the Company has concluded that these charges were appropriately reflected in the 1999 annual financial statements.

     In connection with the comprehensive internal review, the Company determined that it was necessary to stabilize its accounting systems and procedures and the maintenance of its books and records, and to establish an adequate control environment. As an initial step in this process, it contracted with outside consulting accountants to provide accounting support to assist the Company's corporate and field financial personnel with the analysis necessary to prepare the Company's third quarter of 1999 financial statements. These consulting accountants also provided such assistance in the fourth quarter of 1999 and will continue to do so until the Company has the corporate and field financial resources needed to provide reasonable assurances that it can comply with the recordkeeping and internal control requirements applicable to SEC registrants. Since the third quarter of 1999, the Company has added approximately 220 staff members to its corporate and field financial personnel, including approximately 125 employees primarily engaged in receivables collection and approximately 95 employees engaged in accounting. The Company cannot estimate, at this time, how long it will take to complete the staffing and training of its corporate and field financial personnel to perform its recordkeeping responsibilities adequately without the support of outside consultants.

     In addition, during this same period, the Company began taking systematic and orderly steps to develop a comprehensive program to address the integrity and reliability of the Company's reporting of financial information, including development of a long-term plan that will establish an adequate system of internal controls. As part of this initiative, the Company formulated, and is in the process of implementing, policies that establish fundamental principles and discipline respecting certain key areas, including, among other things, accounting and control of fixed assets, intercompany balances, revenue reporting, landfill accounting and account reconciliations. Consistent with its long-term plan, the Company has begun drafting and adopting policies and procedures that will establish a foundation for its financial and accounting functions to support ongoing improvements, and develop and install mechanisms for directing, controlling and monitoring its accounting and financial organization. The Company is also evaluating its systems needs with respect to, among other things, the general ledger, revenue management and payroll. The Company cannot estimate, at this time, how long it will take to completely develop and establish an adequate internal control environment.

     See Note 2 to the financial statements included elsewhere herein for additional discussion.

RESULTS OF OPERATIONS

     Certain reclassifications have been made to prior year amounts in the financial statements in order to conform to current year presentation.

     The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percentages for the various statements of operations line items and for certain supplementary data.

                                                       PERIOD TO PERIOD CHANGE
                                           ------------------------------------------------
                                            FOR THE YEARS ENDED        FOR THE YEARS ENDED
                                           DECEMBER 31, 1999 AND      DECEMBER 31, 1998 AND
                                                    1998                      1997
                                           ----------------------     ---------------------
STATEMENT OF OPERATIONS:
Operating revenues.......................  $   501,151        4.0%    $ 653,271         5.5%
                                           -----------                ---------
Costs and expenses:
  Operating (exclusive of depreciation
     and amortization shown below).......      985,770       13.5      (199,022)       (2.7)
  General and administrative.............      587,573       44.1      (105,765)       (7.4)
  Depreciation and amortization..........      115,453        7.7       106,902         7.7
  Merger and acquisition related costs...   (1,762,611)     (97.5)    1,694,497     1,502.9
  Asset impairments and unusual items....     (125,226)     (14.5)     (907,082)      (51.2)
Income from continuing operations held
  for sale, net of minority interest.....         (151)   (100.0)        (9,779)      (98.5)
                                           -----------                ---------
                                              (199,192)      (1.6)      579,751         4.7
                                           -----------                ---------
Income (loss) from operations............      700,343      436.7        73,520        31.4
                                           -----------                ---------
Other income (expense):
  Interest expense.......................      (88,198)     (12.9)     (125,881)      (22.7)
  Interest and other income, net.........      (75,071)     (45.2)       (6,209)       (3.6)
  Minority interest......................           73        0.3        21,188        46.6
                                           -----------                ---------
                                              (163,196)     (30.3)     (110,902)      (25.9)
                                           -----------                ---------
Loss from continuing operations before
  income taxes...........................      537,147       76.7       (37,382)       (5.6)
Provision for income taxes...............      165,396      247.1      (296,418)      (81.6)
                                           -----------                ---------
Loss from continuing operations..........      371,751       48.5       259,036        25.3
Discontinued operations..................           --       --         (95,688)     (100.0)
Extraordinary item.......................        1,387       35.6         2,909        42.7
Accounting change........................           --       --           1,936       100.0
                                           -----------                ---------
Net loss.................................  $   373,138       48.4%    $ 168,193        17.9%
                                           ===========                =========
SUPPLEMENTARY DATA:
EBITDA(1)................................  $   815,796       61.0%    $ 180,422        15.6%

---------------

(1) EBITDA represents income from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

          See Management's Discussion and Analysis -- Introduction --
                    1999 Accounting Charges and Adjustments.

     The following table presents, for the periods indicated, the percentage relationship that the various statements of operations line items and certain supplementary data bear to operating revenues:

                                                              YEARS ENDED DECEMBER 31,
                                                            ----------------------------
                                                             1999       1998       1997
                                                            ------     ------     ------
STATEMENT OF OPERATIONS:
Operating revenues........................................   100.0%     100.0%     100.0%
                                                            ------     ------     ------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below)............................    63.0       57.7       62.5
  General and administrative..............................    14.6       10.6       12.0
  Depreciation and amortization...........................    12.3       11.9       11.6
  Merger and acquisition related costs....................     0.4       14.3        0.9
  Asset impairments and unusual items.....................     5.6        6.8       14.8
(Income) loss from continuing operations held for sale,
  net of minority interest................................      --         --        0.1
                                                            ------     ------     ------
                                                              95.9      101.3      101.9
                                                            ------     ------     ------
Income (loss) from operations.............................     4.1       (1.3)      (1.9)
                                                            ------     ------     ------
Other income (expense):
  Interest expense........................................    (5.8)      (5.4)      (4.6)
  Interest and other income, net..........................     0.7        1.3        1.4
  Minority interest.......................................    (0.2)      (0.2)      (0.4)
                                                            ------     ------     ------
                                                              (5.3)      (4.3)      (3.6)
                                                            ------     ------     ------
Loss from continuing operations before income taxes.......    (1.2)      (5.6)      (5.5)
Provision for income taxes................................     1.8        0.5        3.0
                                                            ------     ------     ------
Loss from continuing operations...........................    (3.0)      (6.1)      (8.5)
Discontinued operations...................................      --         --        0.8
Extraordinary item........................................      --         --       (0.1)
Accounting change.........................................      --         --         --
                                                            ------     ------     ------
Net loss..................................................    (3.0)%     (6.1)%     (7.8)%
                                                            ======     ======     ======
SUPPLEMENTARY DATA:
EBITDA(1).................................................    16.4%      10.6%       9.7%

---------------

(1) EBITDA represents income from operations plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

          See Management's Discussion and Analysis -- Introduction --
                    1999 Accounting Charges and Adjustments.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1999

     The Company's principal business is its NASW operations, which include all solid waste activities, such as collection, transfer operations, recycling and disposal. The NASW disposal operations encompass solid waste and hazardous waste landfills, as well as waste-to-energy facilities. In addition, the Company operates outside of North America in activities similar to its NASW operations through its WM International operations. As discussed above, the Company's Board of Directors adopted a plan in 1999 to divest its WM International operations. Additionally, the Company performs certain non-solid waste services, primarily in North America, such as low-level and other radioactive waste management, and operates waste-fuel powered independent power facilities. A substantial portion of these operations were marketed for sale in accordance with the Company's strategic plan. See "Business -- Operations -- Low Level and Other Radioactive Waste Services." Through June 30, 1999, the Company's non-solid waste services also included non-land disposal hazardous waste operations and on-site industrial cleaning services located in North America. However, on June 30, 1999, the Company sold a 51% interest in these operations to Vivendi S.A. The Company's retained interest of 49% is being accounted for using the equity method of accounting.

  Operating Revenues

     The Company's operating revenues increased $501.2 million, or 4.0% in 1999 and $653.3 million or 5.5% in 1998, as compared to the respective prior years. The following presents the operating revenues by reportable segment for the respective years (dollars in millions):

                                               YEARS ENDED DECEMBER 31,
                              ----------------------------------------------------------
                                    1999                 1998                1997
                              -----------------   ------------------   -----------------
NASW........................  $10,689.1    81.4%  $10,142.8     80.3%  $ 9,244.9    77.2%
WM International............    1,650.8    12.6     1,533.6     12.2     1,790.0    15.0
Non-solid waste.............      787.0     6.0       949.4      7.5       937.6     7.8
                              ---------   -----   ---------   ------   ---------   -----
  Operating revenues........  $13,126.9   100.0%  $12,625.8    100.0%  $11,972.5   100.0%
                              =========   =====   =========   ======   =========   =====

     The increase in the Company's operating revenues for 1997, 1998 and 1999 is primarily due to acquisition related growth in the NASW operations. The following table presents the Company's mix of operating revenues from NASW for the respective years (dollars in millions):

                                               YEARS ENDED DECEMBER 31,
                               ---------------------------------------------------------
                                     1999                1998                1997
                               -----------------   -----------------   -----------------
NASW:
  Collection.................  $ 7,553.6    59.6%  $ 6,963.6    58.9%  $ 6,071.2    58.3%
  Disposal...................    3,266.9    25.8     3,169.4    26.8     2,811.9    27.0
  Transfer...................    1,195.0     9.4     1,054.3     8.9       814.5     7.8
  Recycling and other........      658.8     5.2       640.6     5.4       720.0     6.9
                               ---------   -----   ---------   -----   ---------   -----
                                12,674.3   100.0%   11,827.9   100.0%   10,417.6   100.0%
                                           =====               =====               =====
  Intercompany...............   (1,985.2)           (1,685.1)           (1,172.7)
                               ---------           ---------           ---------
  Operating revenues.........  $10,689.1           $10,142.8           $ 9,244.9
                               =========           =========           =========

     Acquisitions of NASW businesses during 1999 and the full year effect of acquisitions which were completed in 1998 accounted for an increase in operating revenues of approximately $615.7 million for 1999, as compared to 1998. NASW operating revenues also increased from internal growth of comparable operations of 2.6% for 1999, as compared to 1998. The Company believes that its internal revenue growth in 1999 was detrimentally affected by certain inflexibilities in its pricing strategy and the lack of responsiveness of that strategy to localized competitive conditions, resulting in lost customers and volumes. The Company intends to continue to review its pricing strategy to enhance its competitiveness in future periods. Offsetting the increase in operating revenues were divestitures of NASW businesses with revenues of approximately

$290.0 million, as well as other business factors that comprised the remaining differences, including the foreign currency fluctuations with the Canadian dollar.

     NASW operating revenues in 1999 were lower than expected due to substantial difficulties in the integration of the operations of the Company after the WM Holdings Merger and the Eastern Merger, including the Company's information systems (including billing systems) and work flow related thereto. In 1999, the Company experienced significant difficulty in the conversion from the WM Holdings' information systems to the systems currently in use, resulting in delays and errors, particularly with respect to the Company's billing systems, including delays in submitting bills to customers and errors in both computing and delivering bills. Staffing levels were insufficient to address customer complaints and disputes and did not support timely follow-up with customers. Billing system issues initially became evident in the second quarter of 1999 as receivable aging levels rose. At that time, management believed that the increase in receivables was a short-term issue, receivables would return to historical levels once the billing system conversions were complete and there was not a significant collectability issue with its recorded receivables. In connection with the 1999 accounting review, the Company concluded that certain of these accounts had deteriorated to the point that they may be uncollectable, and therefore, recorded an increase in the allowance for doubtful accounts in the third quarter of 1999. These events also contributed a higher than usual provision for uncollectable accounts in the fourth quarter of 1999. Beginning in the third quarter of 1999, the Company has increased its resources dedicated to receivable collection efforts and continues to pursue collection of all outstanding balances.

     The increase in operating revenues in 1998 for NASW, as compared to 1997, is primarily attributable to the effects of acquisitions and the internal growth of comparable operations. However, these increases were partially offset by the divestiture of certain solid waste operations and the impact of the currency translation fluctuations of the Canadian dollar. Acquisitions of solid waste businesses in North America during 1998 and the full year effect of such acquisitions completed during 1997 accounted for an increase in operating revenues of approximately $1.16 billion. Internal growth for comparable NASW services was 5.4%, which was comprised of 1.8% for pricing increases and 3.6% for volume increases. For 1998, the NASW operating revenues were negatively impacted by the lower prices received for recyclable materials, which can fluctuate substantially from period to period. Had the pricing for recyclable materials remained constant during 1998, internal growth for comparable NASW operations would have been 5.9% for the period.

     The operating revenues from WM International increased approximately $117.2 million, or 7.6%, in 1999, but decreased approximately $256.4 million, or 14.3%, during 1998, from the respective prior years. The increase in operating revenues for WM International in 1999 is due to acquisitions of businesses, primarily in Denmark and Australia, with 1999 operating revenues of $182.8 million and internal growth of 1.6%. These increases in 1999 were offset by the disposition of operations, primarily in Italy, with 1998 operating revenues of $43.3 million. Additionally offsetting the increases in operating revenues in 1999 were fluctuations in foreign currency of $51.2 million. The decrease in 1998, as compared to 1997 is primarily due to the sale of certain assets, such as the waste-to-energy facility in Hamm, Germany in January 1998, as well as the expiration of the City of Buenos Aires, Argentina contract in February 1998. In 1998, internal growth from WM International operations reflected a modest decline. Operating revenues in 1998 were also negatively affected by foreign currency fluctuations of approximately $53.0 million as compared to 1997.

     Operating revenues for non-solid waste services decreased in 1999, as compared to 1998, due to the sale of a 51% interest in certain non-solid waste operations, as previously discussed herein. However, this decrease was partially offset by the acquisition of a geosynthetic manufacturing and installation service company in July 1999. Exclusive of acquisitions and dispositions, the Company's non-solid waste operating revenues for 1999 were substantially consistent with 1998. Operating revenues in 1998 for the Company's non-solid waste operations were substantially consistent with 1997. The Company expects decreasing operating revenues from its non-solid waste operations in future periods because the Company is actively marketing certain of its non-solid waste operations pursuant to its strategic plan.

  Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

     Operating costs and expenses increased $985.8 million or 13.5% for 1999, as compared to 1998, and decreased $199.0 million, or 2.7%, for 1998, as compared to 1997. As a percentage of operating revenues, operating costs and expenses increased from 57.7% in 1998 to 63.0% in 1999 and were 62.5% in 1997.

     For the three years ended December 31, 1999, operating costs and expenses increased primarily as a result of the Company's acquisition activities and internal revenue growth net of dispositions. Over that three-year period, operating costs and expenses as a percentage of revenues fluctuated, primarily due to the effects of the Company's merger integration plan that was adopted in connection with the WM Holdings Merger in July 1998. See "Operating Revenues" above. The merger integration plan included significant employee headcount reductions (particularly including supervisory operating personnel), the elimination of excess operating capacity through the sale or abandonment of certain assets and operations, and the reconfiguration of operations within certain domestic markets in which the Company operates. The Company's employee headcount reductions and the elimination of excess operating capacity were largely effected in the third quarter of 1998, while the reconfiguration of certain domestic markets began principally in the first quarter of 1999.

     In 1998, soon after the WM Holdings Merger, the Company experienced reductions, both in absolute terms and as a percentage of operating revenues, in its operating costs and expenses as a result of the reductions in employee headcount and the elimination of excess operating assets that were either sold or abandoned pursuant to the merger integration plan. The Company believes that the reductions in employee headcount and the disposition of excess operating assets resulted in short-term cost efficiencies in 1998.

     In 1999, the Company continued the implementation of its merger integration plan. However, due to the breadth and comprehensive nature of the changes the Company attempted to implement in 1999, the Company was unable to sustain the effectiveness of its integration plan. Operating costs and expenses therefore increased significantly as a percentage of revenues in 1999 because the short-term cost reductions experienced in 1998 were not sustained in 1999 and due to the operational difficulties encountered by the Company.

     As part of its ongoing operations, the Company reviews its reserve requirements for remediation and other environmental matters based on an analysis of, among other things, the regulatory context surrounding landfills, site-specific environmental issues and remaining airspace capacity in light of changes to operational efficiencies. Accordingly, revisions to remediation reserve requirements may result in upward or downward adjustments to income from operations in any given period. Adjustments for final closure and post-closure estimates are accounted for prospectively over the remaining capacity of the operating landfill. The impact of revisions to remedial environmental and other similar liabilities resulted in reductions of operating costs and expenses as a percentage of revenues in the amount of 0.5% and 0.9% in 1999 and 1998, respectively. Similar revisions in 1997 resulted in an increase to operating costs and expenses equivalent to 0.8% of revenues.

  General and Administrative Expenses

     General and administrative expenses increased $587.6 million or 44.1% from 1998 to 1999 and decreased $105.8 million or 7.4% from 1997 to 1998. As a percentage of operating revenues, the Company's general and administrative expense was 14.6% for 1999, 10.6% for 1998 and 12.0% for 1997. Over the three-year period ended December 31, 1999, general and administrative expenses increased primarily as a result of the Company's acquisition activity, partially offset by divestitures.

     General and administrative expenses for 1999 include $326.6 million in adjustments resulting from the 1999 accounting review, some of which are recurring in nature and should be expected in future periods. These significant adjustments include an increase of $167.3 million relative to the allowance for doubtful accounts. In addition, general and administrative expenses for 1999 include $159.3 million in costs for accounting, legal and other professional services. These costs are primarily related to litigation and investigations conducted by the Company in 1999. See discussion, in "Operating Revenues" and "Operating Costs and Expenses" above, of the Company's substantial difficulties in integrating the operations of WM Holdings subsequent to the WM Holdings Merger.

     As discussed above, the Company believes it experienced short-term cost reductions related to the elimination of duplicate corporate administrative functions from the WM Holdings Merger in 1998 and the first and second quarters of 1999. Such cost reductions were substantially offset by the effect of difficulties encountered by the Company in integrating the operations of WM Holdings, including increased administrative costs in field operations, particularly in the third and fourth quarters of 1999, attributable to increased costs to perform billing, collection and other administrative functions.

  Depreciation and Amortization

     Depreciation and amortization expense increased $115.5 million or 7.7% in 1999 and $106.9 million, or 7.7% in 1998, as compared to the respective prior year. As a percentage of operating revenues, depreciation and amortization expense was 12.3% in 1999, 11.9% in 1998 and 11.6% in 1997.

     Over the three-year period ended December 31, 1999, depreciation and amortization increased primarily as a result of the Company's acquisition program, partially offset by divestitures. In addition to the increase associated with acquisitions, depreciation and amortization expense for 1999 includes adjustments resulting from the 1999 accounting review, some of which are recurring in nature and should be expected in future periods. These adjustments primarily include adjustments to increases to landfill amortization expense as a result of the comprehensive review of the NASW landfill expansion projects. The increase in landfill amortization as a result of this review aggregated $24.3 million, or 0.2% of annual revenues, for the third and fourth quarters of 1999. The Company discontinued depreciation on fixed assets relative to certain operations which are held for sale as of October 1, 1999. The depreciation discontinued in the fourth quarter of 1999 for these operations held for sale was $45.6 million, or 0.3% of annual revenues, which was primarily related to the Company's WM International operations.

  Merger and Acquisition Related Costs, Asset Impairments and Unusual Items

     As further discussed in Notes 4 and 15 to the financial statements included elsewhere herein, in connection with the WM Holdings Merger and the Eastern Merger, the Company incurred significant merger and acquisition related costs, asset impairments and unusual items in 1998 of approximately $2.7 billion. In 1999, the Company incurred approximately $44.6 million in merger costs and $738.8 million in asset impairments and unusual items. The 1999 merger and acquisition related costs were primarily related to these mergers and included costs that were transitional in nature. The 1999 charge for asset impairments and unusual items primarily consisted of held for sale asset adjustments, other asset impairments and provisions for increases in certain legal reserves. In 1998 and 1997, the Company incurred merger and acquisition related costs of approximately $17.2 million and $112.7 million, respectively, related to other business combinations accounted for as poolings of interests that were completed during those years. The 1997 financial statements include a charge to asset impairments and unusual items of approximately $1.8 billion related primarily to a significant accounting charge resulting from a comprehensive review performed by the management of WM Holdings of its operations and investments. See Note 15 to the financial statements for further discussion.

  (Income) Loss from Continuing Operations Held for Sale, Net of Minority
  Interest

     In 1998 and 1997, the Company had operations that were previously classified as discontinued operations for accounting and financial reporting purposes that were subsequently reclassified to continuing operations as of December 31, 1997, as the dispositions were not completed within one year from the date of their classification as discontinued operations. The Company divested of substantially all of such operations by September 30, 1998.

  Income (Loss) from Operations

     Income (loss) from operations was $540.0 million, $(160.4) million, and $(233.9) million for 1999, 1998 and 1997, respectively, for the reasons discussed above.

  Other Income and Expenses

     Other income and expenses consists of interest expense, interest income, other income (including gains and losses on sales of businesses) and minority interest. The most significant of these is interest expense. Although the Company has experienced lower borrowing rates during most of 1999, as compared to 1998 and 1997, interest costs, which include amounts capitalized, increased for each year from 1997 to 1999 due to increases in the Company's outstanding indebtedness. During the last six months of 1999, the Company experienced a decline in its public credit ratings. As a result, it is likely that the borrowing rates in the foreseeable future will be higher than the rates previously experienced by the Company. Capitalized interest was $34.3 million, $41.5 million and $51.4 million, for 1999, 1998, and 1997, respectively. The decline in the amount of interest capitalized by the Company over these periods is primarily due to shortening of the cycles in which the Company performs landfill construction activities and the success in obtaining permits at certain significant landfill expansion projects.

     During 1998, the Company acquired the outstanding minority interest in WTI, WM plc, as well as WM plc's operations in the United Kingdom, which were 49% owned by Wessex Water Plc. As a result, the minority interest expense was less significant to the Company in 1999 as compared to prior years.

     Other income in 1997 includes a gain of $129.0 million related to the sale of the Company's investment in ServiceMaster Consumer Services L.P., which occurred during the first quarter of 1997. Other income in 1998 includes the sale of certain of the Company's investments and businesses. In January 1998 the Company recognized a gain of $38.0 million from the sale of a waste-to-energy facility in Hamm, Germany.

  Provision for Income Taxes

     The Company recorded a provision for income taxes of $232.3 million, $66.9 million, and $363.3 million for 1999, 1998 and 1997, respectively, resulting in an effective income tax rate of 142.8%, 9.6%, and 54.9% for each of these years, respectively. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for these years is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, non-deductible costs associated with the impairment of certain foreign businesses and other third quarter 1999 charges and adjustments as discussed in Note 2 to the financial statements, and the cost associated with remitting the earnings of certain foreign subsidiaries, which are no longer permanently reinvested.

  Discontinued Operations

     The Company recorded $95.7 million in 1997 for the net results of discontinued operations. See Note 19 of the financial statements included herein for additional discussion of discontinued operations.

  Extraordinary Item

     During 1999, 1998 and 1997, the Company retired certain debt prior to their scheduled maturities. As a result, the Company incurred prepayment penalties and other fees, as well as charged to expense the unamortized discounts and debt issuance costs. Total charges for these items, net of tax, were $2.5 million, $3.9 million and $6.8 million for 1999, 1998 and 1997, respectively.

  Cumulative Effect of Change in Accounting Principle

     In the fourth quarter of 1997, the Company began expensing process reengineering costs in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 97-13. Accordingly, the Company expensed any amounts previously capitalized, which reduced net income by $1.9 million in 1997.

  Net Loss

     For the reasons discussed above, net loss was $397.6 million in 1999, $770.7 million in 1998, and $938.9 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements primarily stem from (i) its working capital needs for its ongoing operations, (ii) capital expenditures for construction and expansion of its landfill sites, as well as new trucks and equipment for its collection operations, (iii) refurbishments and improvements at its waste-to-energy facilities and (iv) business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds. Historically, the Company has also obtained financing from various financing sources available to the Company at the time, including the incurrence of debt and the issuance of its common stock. In August 1999, the Company announced a strategic plan that included the sale of certain non-strategic and under-performing assets, including its WM International operations, its non-core assets and up to 10% of its NASW operations. The proceeds from these dispositions, which are primarily expected to be realized in 2000, will be utilized for debt repayment, repurchase of shares and selected tuck-in acquisitions. Although the Company has unused and available credit capacity under its domestic bank facilities of $1.5 billion at December 31, 1999 and $1.4 billion as of March 15, 2000, the Company expects reductions in bank line availability as debt levels are decreased in connection with the strategic plan. However, due to a projected decrease in acquisition activity in future periods and the sale of certain of its international businesses, the Company's level of capital expenditures is expected to decline along with its needs for large amounts of credit capacity.

     As a result of the accounting charges and adjustments recorded in the third quarter of 1999 (see Note 2), absent waivers, the Company would not have been in compliance as of September 30, 1999 with certain financial covenants as required by its four bank credit facilities. The Company received waivers from each of its four bank groups for the period ended September 30, 1999, enabling the Company to be in full compliance with and have full access to its existing bank credit facilities. During the fourth quarter of 1999, the Company incurred approximately $8.0 million (which is included in interest expense) to obtain these waivers. In December 1999, the Company received unanimous approval for amendments to its existing $2 billion, $3 billion and Eurocurrency bank credit facilities. The approvals provide permanent amendments to the waivers previously granted to the Company related to its operating results for the third quarter of 1999. Additionally, the amended terms and conditions of the facilities contain the necessary provisions for the Company to proceed with its strategy of divesting of its WM International operations and domestic non-core assets.

     Under the terms of the Syndicated Facility and Credit Facility, the Company is obligated to repay its indebtedness under such facilities with the cash proceeds to be received from the divestitures of its WM International operations, domestic non-core assets and up to 10% of its NASW operations pursuant to its strategic plan. Specifically, the Company must use all of the first $1.5 billion of net proceeds it receives from the sales of any domestic operations to repay indebtedness under the Syndicated Facility and Credit Facility. Additionally, 50% of the net proceeds greater than $1.5 billion but less than $2.5 billion from sales of domestic operations must be used to repay indebtedness under such facilities. Finally, all net proceeds from the divestiture of WM International operations must be used to repay indebtedness under the Company's Eurocurrency facilities. The net proceeds remaining after the repayment of the Eurocurrency facilities will be counted as, and therefore subject to the same requirements to repay the Syndicated Facility and Credit Facility as, net proceeds received from the sales of domestic operations.

     The Company was in compliance with all financial requirements under its credit agreements as of December 31, 1999. However, the Company anticipates that its cash flows from operations for the year 2000 will likely not be sufficient for the Company to maintain compliance with certain of the financial ratios contained in its Syndicated Facility, Credit Facility, and Eurocurrency credit facilities. Therefore, it has classified the borrowings outstanding under the Syndicated Facilities and the Credit Facility as short-term obligations as of December 31, 1999. The Eurocurrency Credit Facility is included in operations held for sale at December 31, 1999. As discussed in the preceding paragraph, the Company expects to make a substantial principal reduction on these facilities with the net proceeds of its anticipated divestitures. The Company intends to pursue waivers or amendments of such agreements in advance of any potential violation of the credit agreements. However, there can be no assurance that, in the event the Company actually violates its agreements, that such waivers or amendments will be obtained. Failure to obtain such waivers or amendments would have an adverse effect on the Company's financial condition, results of operations and cash flows.

     During the last six months of 1999, the Company experienced a decline in its public credit ratings which curtailed its access to the commercial paper market. All outstanding commercial paper was redeemed by March 1, 2000. The Company does not expect that it will be in a position to reissue commercial paper in the foreseeable future. Additionally, as a result of a decline in its credit ratings, the Company expects to incur substantially higher costs of financing for the foreseeable future as compared to prior years should it attempt any capital market activity. The Company utilizes approximately $3 billion in bonding related to its operations. Should any of these bonding sources become unavailable without replacement from other bonding sources, the Company would have to utilize its bank lines, which are at significantly higher rates, for replacement purposes.

     As of December 31, 1999, the Company had working capital deficit of $1.3 billion (a ratio of current assets to current liabilities of 0.8:1) and a cash balance of $181.4 million, which compares to a working capital deficit of $412.3 million (a current ratio of 0.9:1) and a cash balance of $86.9 million as of December 31, 1998. For 1999, net cash provided by operating activities was $1.7 billion, as compared to $1.5 billion in 1998 and $2.1 billion in 1997, and net cash provided by (used in) financing activities was $426.2 million in 1999, as compared to $3.0 billion in 1998 and $(445.0) million in 1997. In 1999, cash generated from operating and financing activities was primarily used to acquire business and outstanding minority interest positions for $1.3 billion and for capital expenditures of $1.3 billion. In 1998, cash generated from operating and financing activities was primarily used to acquire businesses and outstanding minority interest positions for $3.6 billion and for capital expenditures of $1.7 billion. In 1997, capital expenditures of $1.3 billion and acquisitions of businesses and outstanding minority interests of $1.8 billion were primarily financed through net cash from operations of $2.1 billion as well as proceeds from divestitures of businesses and other sales of assets of $1.5 billion. Additionally, in 1997 the Company acquired $1.0 billion of its stock and paid cash dividends to its shareholders of $309.6 million.

     During 1999, the Company paid approximately $550 million for costs directly or indirectly related to the WM Holdings Merger and the Eastern Merger. Consequently, the Company's net cash provided by operating activities for 1999 was significantly impacted by its 1998 merger activity, and to a lesser extent, other working capital issues. The Company contributed approximately $43.4 million during 1999, which is included in the above amounts, and expects payments of approximately $185 million to be paid through 2000 relating to the termination of the WM Holdings' defined benefit plan. Furthermore, the Company expects to fund additional merger and legal obligations throughout 2000.

     From December 15, 1999 through March 16, 2000, the Company repurchased $430.2 million of its 5.75% convertible subordinated notes due 2005 with funds available from internally generated cash flows and its domestic credit facilities. The Company has a scheduled maturity of $250 million of senior notes on October 15, 2000. The Company expects to repay this senior note with funds available from its domestic credit facilities.

     In the second quarter of 1999, the Company agreed to purchase all of the Canadian solid waste operations of Allied Waste Industries, Inc. ("Allied") other than its medical waste disposal assets (the "Canadian Operations") for a purchase price of approximately $501 million in cash. That agreement was revised and superseded on November 8, 1999. Under the revised agreements, the Company agreed to acquire the Canadian Operations through the purchase of the stock of Allied's Canadian subsidiary. The revised agreements also provide for the purchase by Allied of certain of the Company's solid waste operations having combined reported historical net revenue of approximately $120 million, including nine landfill operations, 19 collection operations, five transfer stations and a landfill operating contract. The prices of Canadian operations to be acquired, and the domestic operations to be disposed of, by the Company were all established based upon the same multiple of historical operating earnings, although the transactions may proceed separately.

     The sale of the Canadian Operations is subject to final approval under the Canadian Competition Act and Investment Canada Act. The Competition Bureau of Canada has requested that the Company divest a substantial portion of the Canadian Operations as a condition to recommending such approval. In response, the Company and Allied are actively pursuing a restructured transaction, whereby the Company would acquire only those portions of the Canadian Operations approved by Canadian regulators. The scope of the United States assets to be acquired by Allied from the Company also remains under governmental antitrust review.

ENVIRONMENTAL MATTERS

     The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the landfills and the capping of the final uncapped areas of the landfills, and for post-closure of the landfills it operates or for which it is otherwise responsible. The final closure and post-closure liabilities are charged to expense as airspace is consumed such that the present value of total estimated final closure and post-closure cost will be accrued for each landfill at the time each site discontinues accepting waste and is closed. The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 84 sites listed on the NPL. The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. In instances in which the Company has concluded that it is probable that a liability has been incurred, an accrual has been recorded in the financial statements.

     Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the nonexistence or inability of other potentially responsible third parties to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could have a material adverse impact on the Company's financial statements.

     While the precise amount of these future costs cannot be determined with certainty, the Company has estimated that the aggregate cost of environmental liabilities as of December 31, 1999 is approximately $2.6 billion. As of December 31, 1999 and 1998, the Company had recorded liabilities of $977.5 million and $1.2 billion, respectively, for the present value of final closure, post-closure, and remediation costs of disposal facilities. The difference between the final closure and post-closure costs accrued at December 31, 1999, and the total present value of estimated costs represents final closure and post-closure costs which will be accrued and charged to expense as airspace is consumed such that the total present value of estimated final closure and post-closure costs to be incurred will be fully accrued for each landfill at the time each site discontinues accepting waste and is closed. Average landfill final closure and post-closure expense, on a per ton basis, for 1999 was $0.27 per ton.

     As of December 31, 1999, the Company also expects to incur approximately $6.9 billion related to future construction activities during the remaining operating lives of the disposal sites, which are capitalized as incurred and expensed over the useful lives of the disposal sites as airspace is consumed.

SEASONALITY AND INFLATION

     The Company's operating revenues tend to be somewhat lower in the winter months, which corresponds with the Company's first and fourth quarters. This is primarily attributable to the facts that (i) the volume of waste relating to construction and demolition activities tends to increase in the spring and summer months and (ii) the volume of industrial and residential waste in certain regions where the Company operates tends to decrease during the winter months.

     The Company believes that inflation has not had, and is not expected to have, any material adverse effect on the results of operations in the near future.

YEAR 2000 DATE CONVERSION

     The Company completed all preparation to assure its computerized information systems, embedded technologies in its equipment, and to the extent possible, its suppliers, were ready for Year 2000. As a result, the Company suffered no material adverse business impact with the Year 2000 occurrence.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities was issued in 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company in its first fiscal quarter of 2001. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

     Interest Rate Exposure. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations, which are mainly denominated in U.S. dollars. In addition, interest rate swaps are generally used to either lock-in or limit the variability in the interest expense of certain floating rate debt obligations or to manage the mix of fixed and floating rate debt obligations. An instantaneous, one percentage point increase in interest rates across all maturities and applicable yield curves would increase the fair value of the Company's combined debt and interest rate swap positions at December 31, 1999 and 1998 by approximately $499.2 million and $591.0 million, respectively. This analysis does not reflect the effect that declining interest rates would have on other items such as pension liabilities, nor the favorable impact they would have on interest expense and cash payments for interest. Since a significant portion of the Company's debt is at fixed rates, changes in market interest rates would not significantly impact operating results until and unless such debt would need to be refinanced at maturity.

     Currency Rate Exposure. From time to time, the Company and certain of its subsidiaries have used foreign currency derivatives to seek to mitigate the impact of translation on foreign earnings and income from foreign investees. Typically these derivatives have taken the form of purchased put options or collars. There were no currency derivatives outstanding at December 31, 1999 or 1998 that relate to hedging the translation of foreign earnings.

     The Company occasionally incurs currency risk from cross border transactions. When such transactions are anticipated or committed to, the Company may enter into forward contracts or purchase options to reduce or eliminate the related foreign exchange risk. The Company also incurs exchange rate risk from borrowings denominated in foreign currencies. An instantaneous, ten percent increase in foreign exchange rates would decrease the fair value of the Company's foreign currency borrowings at December 31, 1999 and 1998, by approximately $42.7 million and $13.1 million, respectively. This difference can be attributed to a variety of factors, including a change in the composition of the portfolio, a change in the correlations across different instruments resulting from the WM Holdings Merger or other factors arising from changing market conditions. The total effect on the Company from movements in exchange rates will also be influenced by other factors. For example, an increase in the fair value of foreign currency denominated debt caused by exchange rate movements may be more than offset by an increase in the value of the Company's net investment in foreign countries. At December 31, 1999, all debt of WM International is classified in current assets as assets held for sale.

     Commodities Price Exposure. The Company markets recycled paper products such as old newspaper ("ONP") and old corrugated containers ("OCC"). Beginning in 1999, the Company entered into financial swaps in an effort to mitigate the risk of recyclable paper price fluctuations. Under its financial swap agreements, the Company transfers a floating market price for a fixed price for a fixed period of time. The two parties agree to use a market index as an indicator of the market price during the term of the swap. An instantaneous ten percent increase in this commodity at December 31, 1999 creates an exposure risk of approximately $50,000. All of the Company's waste paper hedges are cash settled on a monthly basis with the counterparty.

     Equity Price Exposure. The Company is also subject to equity price exposure from Company debt issues that are convertible into the Company's common stock. These debt issues had an aggregate carrying value of $962.0 million and $1.25 billion as of December 1999 and 1998, respectively. An instantaneous, ten percent decrease in the Company's stock price on December 31, 1999 and 1998, would increase the fair value of the Company's convertible debt by approximately $12.4 million and $121.0 million, respectively. The change in fair value is due to the change in the Company's stock price from December 31, 1998 to December 31, 1999. The Company's share price fell from $46.63 on December 31, 1998 to $17.19 at the close of trading on December 31, 1999. However, such changes in stock prices did not impact net income.

     See Notes 3 and 9 to the financial statements included elsewhere herein for further discussion of the use of and accounting for derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   52
Report of Independent Accountants...........................   53
Consolidated Balance Sheets as of December 31, 1999 and
  1998 .....................................................   54
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998, and 1997. .......................   55
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998, and 1997. ...........   56
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998, and 1997. .......................   59
Consolidated Statements of Comprehensive Income (Loss) for
  the Years Ended December 31, 1999, 1998, and 1997. .......   60
Notes to Consolidated Financial Statements..................   61

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Waste Management, Inc.:

     We have audited the accompanying consolidated balance sheets of Waste Management, Inc. and subsidiaries (the "Company"), a Delaware corporation, as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income (loss) for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     As discussed in Note 4, the financial statements referred to above give retroactive effect to the merger of the Company (then known as USA Waste Services, Inc.) and Waste Management Holdings, Inc., (then known as Waste Management, Inc.) on July 16, 1998, and the Company's merger with Eastern Environmental Services, Inc. on December 31, 1998, which were accounted for as poolings of interests.

     We did not audit the consolidated financial statements of the former USA Waste Services, Inc. and subsidiaries for the year ended December 31, 1997. Such statements are included in the consolidated financial statements of the Company and reflect operating revenues constituting twenty-two percent of the related consolidated total in 1997. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the former USA Waste Services, Inc. and subsidiaries for the year ended December 31, 1997 is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     The selected quarterly financial data included in Note 20 contains information that we did not audit, and, accordingly, we do not express an opinion on that data. We attempted, but were unable, to review the quarterly financial data for the interim periods within 1999 in accordance with standards established by the American Institute of Certified Public Accountants because we believe that the Company's internal controls for the preparation of interim financial information did not provide an adequate basis to enable us to complete such a review.

     In our opinion, based upon our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Waste Management, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
March 27, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of USA Waste Services, Inc.:

     We have audited the consolidated statements of operations, stockholders' equity, and cash flows of USA Waste Services, Inc. for the year ended December 31, 1997. These financial statements (not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of USA Waste Services, Inc. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P

Houston, Texas
March 16, 1998

                             WASTE MANAGEMENT, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------   -----------
Current assets:
  Cash and cash equivalents.................................  $    181,357   $    86,873
  Accounts receivable, net of allowance for doubtful
    accounts of $289,499 and $116,430, respectively.........     1,540,653     2,245,977
  Notes and other receivables...............................       366,634       139,934
  Parts and supplies........................................       107,222       128,254
  Deferred income taxes.....................................       298,433       237,616
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................         8,985       127,975
  Prepaid expenses and other................................       181,759       168,163
  Operations held for sale..................................     3,535,502       856,413
                                                              ------------   -----------
         Total current assets...............................     6,220,545     3,991,205
Notes and other receivables, net............................        42,861       190,237
Property and equipment, net.................................    10,303,803    11,625,657
Excess of cost over net assets of acquired businesses,
  net.......................................................     5,185,909     6,069,098
Other intangible assets, net................................       170,768       181,226
Other assets................................................       757,538       824,741
                                                              ------------   -----------
         Total assets.......................................  $ 22,681,424   $22,882,164
                                                              ============   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  1,062,536   $ 1,040,601
  Accrued liabilities.......................................     1,512,873     2,273,543
  Deferred revenues.........................................       407,084       381,780
  Current maturities of long-term debt......................     3,098,742       597,742
  Operations held for sale..................................     1,408,220       109,808
                                                              ------------   -----------
         Total current liabilities..........................     7,489,455     4,403,474
Long-term debt, less current maturities.....................     8,399,346    11,134,619
Deferred income taxes.......................................       729,902       470,107
Environmental liabilities...................................       837,407     1,040,747
Other liabilities...........................................       815,028     1,348,645
                                                              ------------   -----------
         Total liabilities..................................    18,271,138    18,397,592
                                                              ------------   -----------
Minority interest in subsidiaries...........................         7,674       112,076
                                                              ------------   -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; none issued.................................            --            --
  Common stock, $.01 par value; 1,500,000,000 shares
    authorized; 627,283,618 and 608,307,531 shares issued,
    respectively............................................         6,273         6,083
  Additional paid-in capital................................     4,440,159     4,091,525
  Retained earnings.........................................       662,746     1,066,506
  Accumulated other comprehensive income (loss).............      (563,086)     (420,804)
  Restricted stock unearned compensation....................        (3,936)           --
  Treasury stock at cost, 73,709 and 63,950 shares,
    respectively............................................        (3,890)       (2,821)
  Employee stock benefit trust at market, 7,892,612
    shares..................................................      (135,654)     (367,993)
                                                              ------------   -----------
         Total stockholders' equity.........................     4,402,612     4,372,496
                                                              ------------   -----------
         Total liabilities and stockholders' equity.........  $ 22,681,424   $22,882,164
                                                              ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
Operating revenues..........................................  $13,126,920   $12,625,769   $11,972,498
                                                              -----------   -----------   -----------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
    shown below)............................................    8,269,021     7,283,251     7,482,273
  General and administrative................................    1,920,309     1,332,736     1,438,501
  Depreciation and amortization.............................    1,614,165     1,498,712     1,391,810
  Merger and acquisition related costs......................       44,634     1,807,245       112,748
  Asset impairments and unusual items.......................      738,837       864,063     1,771,145
Income from continuing operations held for sale, net of
  minority interest.........................................           --           151         9,930
                                                              -----------   -----------   -----------
                                                               12,586,966    12,786,158    12,206,407
                                                              -----------   -----------   -----------
Income (loss) from operations...............................      539,954      (160,389)     (233,909)
                                                              -----------   -----------   -----------
Other income (expense):
  Interest expense..........................................     (769,655)     (681,457)     (555,576)
  Interest income...........................................       38,497        26,829        45,214
  Minority interest.........................................      (24,181)      (24,254)      (45,442)
  Other income, net.........................................       52,653       139,392       127,216
                                                              -----------   -----------   -----------
                                                                 (702,686)     (539,490)     (428,588)
                                                              -----------   -----------   -----------
Loss from continuing operations before income taxes.........     (162,732)     (699,879)     (662,497)
Provision for income taxes..................................      232,319        66,923       363,341
                                                              -----------   -----------   -----------
Loss from continuing operations.............................     (395,051)     (766,802)   (1,025,838)
Discontinued operations:
  Income on disposal or from reserve adjustment, net of
    applicable income tax and minority interest of $100,842
    in 1997.................................................           --            --        95,688
                                                              -----------   -----------   -----------
Loss before extraordinary item and cumulative effect of
  change in accounting principle............................     (395,051)     (766,802)     (930,150)
Extraordinary loss on refinancing or retirement of debt, net of income tax and minority interest of $1,599 in 1999,
  $2,600 in 1998 and $4,962 in 1997.........................       (2,513)       (3,900)       (6,809)
Cumulative effect of change in accounting principle, net of
  income tax of $1,100 in 1997..............................           --            --        (1,936)
                                                              -----------   -----------   -----------
Net loss....................................................  $  (397,564)  $  (770,702)  $  (938,895)
                                                              ===========   ===========   ===========
Basic earnings (loss) per common share:
  Continuing operations.....................................  $     (0.64)  $     (1.31)  $     (1.84)
  Discontinued operations...................................           --            --          0.17
  Extraordinary item........................................        (0.01)        (0.01)        (0.01)
  Cumulative effect of change in accounting principle.......           --            --            --
                                                              -----------   -----------   -----------
  Net loss..................................................  $     (0.65)  $     (1.32)  $     (1.68)
                                                              ===========   ===========   ===========
Diluted earnings (loss) per common share:
  Continuing operations.....................................  $     (0.64)  $     (1.31)  $     (1.84)
  Discontinued operations...................................           --            --          0.17
  Extraordinary item........................................        (0.01)        (0.01)        (0.01)
  Cumulative effect of change in accounting principle.......           --            --            --
                                                              -----------   -----------   -----------
  Net loss..................................................  $     (0.65)  $     (1.32)  $     (1.68)
                                                              ===========   ===========   ===========
Weighted average number of common shares outstanding........      612,932       584,301       557,675
                                                              ===========   ===========   ===========
Weighted average number of common and dilutive potential
  common shares outstanding.................................      612,932       584,301       557,675
                                                              ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            ACCUMULATED
                                                 ADDITIONAL                    OTHER       RESTRICTED STOCK   1998 EMPLOYEE
                            PREFERRED   COMMON    PAID-IN      RETAINED    COMPREHENSIVE       UNEARNED           STOCK
                              STOCK     STOCK     CAPITAL      EARNINGS    INCOME (LOSS)     COMPENSATION     OWNERSHIP PLAN
                            ---------   ------   ----------   ----------   -------------   ----------------   --------------
Balance, January 1,
  1997....................    $ --      $5,583   $2,900,978   $3,192,165     $(113,941)        $ (2,541)         $(6,396)
  Net loss................      --         --            --     (938,895)           --               --               --
  Cash dividends..........      --         --            --     (309,577)           --               --               --
  Dividends paid to
    employee stock benefit
    trust.................      --         --         7,294       (7,294)           --               --               --
  Common stock issued upon
    exercise of stock
    options and warrants
    and grants of
    restricted stock
    (including tax
    benefit)..............      --         38        71,732           --            --               --               --
  Unearned compensation
    related to issuance of
    restricted stock to
    employees.............      --         --            --           --            --          (23,444)              --
  Earned compensation
    related to restricted
    stock, net of
    reversals on forfeited
    shares................      --         --            --           --            --            2,357               --
  Reversals of unearned
    compensation upon
    cancellation of
    restricted stock......      --         --            --           --            --           12,526               --
  Contribution to 1988
    ESOP (213,940
    shares)...............      --         --            --           --            --               --            6,396
  Common stock issued for
    acquisitions..........      --        146       218,637        1,628            --               --               --
  Common stock issued in
    public offerings......      --        186       580,234           --            --               --               --
  Common stock issued for
    United stock
    options...............      --         19        25,809           --            --               --               --
  Temporary equity related
    to put options........      --         --        95,789           --            --               --               --
  Settlement of put
    options...............      --         --        (1,605)          --            --               --               --
  Adjustment of employee
    stock benefit trust to
    market value..........      --         --       (54,432)          --            --               --               --
  Adjustment for minimum
    pension liability, net
    of taxes..............      --         --            --           --        11,492               --               --
  Cumulative translation
    adjustment of foreign
    currency statements...      --         --            --           --      (180,744)              --               --
  Common stock repurchased
    (26,111,795 shares)...      --         --            --           --            --               --               --
  Other...................      --         15        29,554           --            --               --               --
                              ----      ------   ----------   ----------     ---------         --------          -------
Balance, December 31,
  1997....................    $ --      $5,987   $3,873,990   $1,938,027     $(283,193)        $(11,102)         $    --
                              ====      ======   ==========   ==========     =========         ========          =======


                                            EMPLOYEE
                             TREASURY         STOCK
                               STOCK      BENEFIT TRUST
                            -----------   -------------
Balance, January 1,
  1997....................  $  (420,431)    $(353,807)
  Net loss................           --            --
  Cash dividends..........           --            --
  Dividends paid to
    employee stock benefit
    trust.................           --            --
  Common stock issued upon
    exercise of stock
    options and warrants
    and grants of
    restricted stock
    (including tax
    benefit)..............       47,271            --
  Unearned compensation
    related to issuance of
    restricted stock to
    employees.............           --            --
  Earned compensation
    related to restricted
    stock, net of
    reversals on forfeited
    shares................           --            --
  Reversals of unearned
    compensation upon
    cancellation of
    restricted stock......           --            --
  Contribution to 1988
    ESOP (213,940
    shares)...............           --            --
  Common stock issued for
    acquisitions..........        3,753            --
  Common stock issued in
    public offerings......           --            --
  Common stock issued for
    United stock
    options...............           --            --
  Temporary equity related
    to put options........           --            --
  Settlement of put
    options...............           --            --
  Adjustment of employee
    stock benefit trust to
    market value..........           --        54,432
  Adjustment for minimum
    pension liability, net
    of taxes..............           --            --
  Cumulative translation
    adjustment of foreign
    currency statements...           --            --
  Common stock repurchased
    (26,111,795 shares)...   (1,000,208)           --
  Other...................          210            --
                            -----------     ---------
Balance, December 31,
  1997....................  $(1,369,405)    $(299,375)
                            ===========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                                 (IN THOUSANDS)

                                                                              ACCUMULATED
                                                   ADDITIONAL                    OTHER       RESTRICTED STOCK
                              PREFERRED   COMMON    PAID-IN      RETAINED    COMPREHENSIVE       UNEARNED        TREASURY
                                STOCK     STOCK     CAPITAL      EARNINGS    INCOME (LOSS)     COMPENSATION        STOCK
                              ---------   ------   ----------   ----------   -------------   ----------------   -----------
Balance, January 1, 1998....    $ --      $5,987   $3,873,990   $1,938,027     $(283,193)        $(11,102)      $(1,369,405)
  Net loss..................      --         --            --     (770,702)           --               --                --
  Cash dividends............      --         --            --      (93,810)           --               --                --
  Dividends paid to employee
    stock benefit trust.....      --         --         1,963       (1,963)           --               --                --
  Common stock issued upon
    exercise of stock
    options and warrants and
    grants of restricted
    stock (including tax
    benefit)................      --         44        94,507           --            --               --            75,212
  Earned compensation
    related to restricted
    stock, net of reversals
    on forfeited shares.....      --         --            --           --            --              759                --
  Reversals of unearned
    compensation upon
    cancellation of
    restricted stock........      --         --            --           --            --            1,134                --
  Accelerated vesting of
    restricted stock due to
    WM Holdings Merger......      --         --            --           --            --            9,209                --
  Common stock issued for
    acquisitions............      --         76       180,051       (6,032)           --               --                --
  Common stock issued in
    public offerings........      --         52       205,811           --            --               --                --
  Put rights on WM Holdings
    employee stock options,
    net of taxes............      --         --        70,495           --            --               --                --
  Adjustment of employee
    stock benefit trust to
    market value............      --         --        68,618           --            --               --                --
  Adjustment for minimum
    pension liability, net
    of taxes................      --         --            --           --       (59,769)              --                --
  Cumulative translation
    adjustment of foreign
    currency statements.....      --         --            --           --       (77,842)              --                --
  Sale of treasury stock....      --         --         3,755           --            --               --           725,103
  Cancellation of treasury
    stock...................      --       (133)     (566,136)          --            --               --           566,269
  Change in Eastern fiscal
    year....................      --         39        91,294          986            --               --                --
  Conversion of WTI stock
    options.................      --         --        20,138           --            --               --                --
  Other.....................      --         18        47,039           --            --               --                --
                                ----      ------   ----------   ----------     ---------         --------       -----------
Balance, December 31,
  1998......................    $ --      $6,083   $4,091,525   $1,066,506     $(420,804)        $     --       $    (2,821)
                                ====      ======   ==========   ==========     =========         ========       ===========


                                EMPLOYEE
                                  STOCK
                              BENEFIT TRUST
                              -------------
Balance, January 1, 1998....    $(299,375)
  Net loss..................           --
  Cash dividends............           --
  Dividends paid to employee
    stock benefit trust.....           --
  Common stock issued upon
    exercise of stock
    options and warrants and
    grants of restricted
    stock (including tax
    benefit)................           --
  Earned compensation
    related to restricted
    stock, net of reversals
    on forfeited shares.....           --
  Reversals of unearned
    compensation upon
    cancellation of
    restricted stock........           --
  Accelerated vesting of
    restricted stock due to
    WM Holdings Merger......           --
  Common stock issued for
    acquisitions............           --
  Common stock issued in
    public offerings........           --
  Put rights on WM Holdings
    employee stock options,
    net of taxes............           --
  Adjustment of employee
    stock benefit trust to
    market value............      (68,618)
  Adjustment for minimum
    pension liability, net
    of taxes................           --
  Cumulative translation
    adjustment of foreign
    currency statements.....           --
  Sale of treasury stock....           --
  Cancellation of treasury
    stock...................           --
  Change in Eastern fiscal
    year....................           --
  Conversion of WTI stock
    options.................           --
  Other.....................           --
                                ---------
Balance, December 31,
  1998......................    $(367,993)
                                =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                                 (IN THOUSANDS)

                                                                           ACCUMULATED                                   EMPLOYEE
                                                ADDITIONAL                    OTHER        RESTRICTED STOCK                STOCK
                           PREFERRED   COMMON    PAID-IN      RETAINED    COMPREHENSIVE        UNEARNED       TREASURY    BENEFIT
                             STOCK     STOCK     CAPITAL      EARNINGS    INCOME (LOSS)      COMPENSATION      STOCK       TRUST
                           ---------   ------   ----------   ----------   --------------   ----------------   --------   ---------
Balance, January 1, 1999...   $--      $6,083   $4,091,525   $1,066,506     $(420,804)         $    --        $(2,821)   $(367,993)
  Net loss.................    --         --            --     (397,564)           --               --             --           --
  Cash dividends...........    --         --            --       (6,196)           --               --             --           --
  Common stock issued upon
    exercise of stock
    options and warrants
    and grants of
    restricted stock
    (including tax
    benefit)...............    --         84       242,504           --            --               --             --           --
  Unearned compensation
    related to issuance of
    restricted stock to
    employees..............    --          3         4,121           --            --           (4,124)            --
  Earned compensation
    related to restricted
    stock..................    --         --            --           --            --              188             --           --
  Common stock issued for
    acquisitions...........    --          5        33,433           --            --               --             --           --
  Common stock issued for
    conversion of
    subordinated debt......    --         90       260,588           --            --               --             --           --
  Adjustment of employee
    stock benefit trust to
    market value...........    --         --      (232,339)          --            --               --             --      232,339
  Adjustment for minimum
    pension liability, net
    of taxes...............    --         --            --           --       (65,844)              --             --           --
  Cumulative translation
    adjustment of foreign
    currency statements....    --         --            --           --       (76,438)              --             --           --
  Other....................    --          8        40,327           --            --               --         (1,069)          --
                              ---      ------   ----------   ----------     ---------          -------        -------    ---------
Balance, December 31,
  1999.....................   $--      $6,273   $4,440,159   $  662,746     $(563,086)         $(3,936)       $(3,890)   $(135,654)
                              ===      ======   ==========   ==========     =========          =======        =======    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
Cash flows from operating activities:
  Net loss..................................................  $  (397,564)  $  (770,702)  $  (938,895)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Provision for bad debts.................................      268,379        70,727        69,592
    Depreciation and amortization...........................    1,614,165     1,498,712     1,391,810
    Deferred income tax provision (benefit).................      317,819      (450,158)     (375,543)
    Undistributed earnings of equity investees..............           --        (3,294)        8,000
    Minority interest in subsidiaries.......................       24,181        24,254        45,442
    Interest accretion......................................        8,328        18,023        20,682
    Contribution to 1988 Employee Stock Ownership Plan......           --            --         6,396
    Net gain on disposal of assets..........................      (18,961)      (83,503)     (133,981)
    Effect of merger costs, asset impairments and unusual
      items.................................................      574,858     1,555,000     1,675,247
    Income (loss) on disposal or from reserve adjustment of
      discontinued operations, net of tax and minority
      interest..............................................           --            --       (95,688)
  Change in assets and liabilities, net of effects of
    acquisitions and divestitures:
    Receivables.............................................     (168,745)     (256,722)     (114,829)
    Prepaid expenses and other current assets...............      183,733       (11,235)       68,791
    Other assets............................................       60,551       135,120        90,614
    Accounts payable and accrued liabilities................     (492,006)     (140,613)      228,022
    Deferred revenues and other liabilities.................     (303,245)      (16,721)       72,938
    Other, net..............................................       18,096       (66,853)       47,308
                                                              -----------   -----------   -----------
Net cash provided by operating activities...................    1,689,589     1,502,035     2,065,906
                                                              -----------   -----------   -----------
Cash flows from investing activities:
  Short-term investments....................................      (40,688)       57,509      (117,668)
  Acquisitions of businesses, net of cash acquired..........   (1,289,271)   (1,946,197)   (1,685,415)
  Capital expenditures......................................   (1,326,684)   (1,651,489)   (1,332,207)
  Proceeds from divestitures of businesses and other sale of
    assets..................................................      650,512       545,143     1,496,562
  Other investments.........................................        9,781        76,244        (8,877)
  Acquisition of minority interests.........................           --    (1,673,168)     (104,165)
  Other.....................................................      (20,563)       36,821       (25,758)
                                                              -----------   -----------   -----------
Net cash used in investing activities.......................   (2,016,913)   (4,555,137)   (1,777,528)
                                                              -----------   -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................    4,246,131     6,401,897     4,616,718
  Principal payments on long-term debt......................   (3,986,677)   (4,406,910)   (4,378,952)
  Cash dividends............................................       (6,196)      (93,810)     (309,577)
  Net proceeds from issuance of common stock................           --       205,863       580,833
  Proceeds from sale of treasury stock......................           --       739,161            --
  Proceeds from exercise of common stock options and
    warrants................................................      175,861       133,119        78,175
  Other distributions to minority shareholders by affiliated
    companies...............................................           --       (23,514)      (36,341)
  Stock repurchases.........................................           --            --    (1,000,208)
  Other.....................................................       (2,941)          (10)        4,402
                                                              -----------   -----------   -----------
Net cash provided by (used in) financing activities.........      426,178     2,955,796      (444,950)
                                                              -----------   -----------   -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (4,370)       (5,763)       (5,788)
                                                              -----------   -----------   -----------
Increase (decrease) in cash and cash equivalents............       94,484      (103,069)     (162,360)
Cash and cash equivalents at beginning of year..............       86,873       189,942       352,302
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $   181,357   $    86,873   $   189,942
                                                              ===========   ===========   ===========
Supplemental cash flow information:
  Cash paid during the year for:
    Interest................................................  $   739,637   $   610,084   $   492,593
    Income taxes............................................      276,041       253,770       410,438
  Non-cash investing and financing activities:
    Note receivable from sale of assets.....................           --        28,571        26,583
    Conversion of subordinated debt to common stock.........      262,814        10,086         1,159
    Acquisitions of businesses and development projects:
      Liabilities incurred or assumed.......................      357,378       432,462       222,536
      Common stock issued...................................       33,438       180,127       251,863

  The accompanying notes are an integral part of these consolidated financial statements.

                             WASTE MANAGEMENT, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             1999        1998         1997
                                                           ---------   ---------   -----------
Net loss.................................................  $(397,564)  $(770,702)  $  (938,895)
                                                           ---------   ---------   -----------
Other comprehensive income (loss):
  Foreign currency translation adjustment................    (76,438)    (77,842)     (180,744)
  Minimum pension liability adjustment, net of taxes of
     ($36,890) in 1999, ($46,982) in 1998, and $7,347 in
     1997................................................    (65,844)    (59,769)       11,492
                                                           ---------   ---------   -----------
Other comprehensive loss.................................   (142,282)   (137,611)     (169,252)
                                                           ---------   ---------   -----------
Comprehensive income (loss)..............................  $(539,846)  $(908,313)  $(1,108,147)
                                                           =========   =========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND FINANCIAL STATEMENTS

     Business -- Waste Management, Inc. and Subsidiaries ("Waste Management" or the "Company") provides integrated waste management services throughout North America consisting of collection, transfer, disposal (including landfill disposal of hazardous waste), recycling and resource recovery services, as well as other hazardous waste services, and low-level and other radioactive waste services to commercial, industrial, municipal and residential customers. Additionally, the Company is a developer, owner and operator of waste-to-energy and waste-fuel powered independent power facilities. The Company also operates throughout Europe, the Pacific Rim and South America. Internationally, the Company collects and transports solid, hazardous and medical wastes and recyclables from customers and operates solid and hazardous waste landfills and municipal and hazardous waste incinerators, water and wastewater treatment facilities, hazardous waste treatment facilities and constructs treatment or disposal facilities for third parties. The Company plans to dispose of its non-strategic and under-performing assets, including the Company's international operations outside North America ("WM International"), its non-core assets and up to 10% of its North American solid waste ("NASW") operations.

     Principles of consolidation -- The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all material intercompany balances and transactions. Investments in affiliated companies in which the Company has a controlling interest are consolidated for financial reporting purposes. Investments in affiliated entities in which the Company does not have a controlling interest are accounted for under either the equity method or cost method of accounting, as appropriate.

     WM Holdings Merger -- On July 16, 1998, the Company, then known as USA Waste Services, Inc., completed a merger with Waste Management Holdings, Inc. ("WM Holdings"), which was accounted for as a pooling of interests (the "WM Holdings Merger"). WM Holdings was previously the largest publicly traded solid waste company in the United States, providing integrated solid waste management and hazardous waste management services in North America and comprehensive waste management and related services, including solid and hazardous waste management services, internationally. At the effective time of the WM Holdings Merger, the Company changed its name to "Waste Management, Inc."

     Eastern Merger -- On December 31, 1998, the Company completed a merger with Eastern Environmental Services, Inc. ("Eastern"), which was accounted for as a pooling of interests (the "Eastern Merger").

     Use of estimates -- The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts for certain revenues and expenses during the reporting period. Specifically with regard to landfill accounting, the Company uses engineering and accounting estimates when projecting future development and final closure and post-closure costs, forecasting various engineering specifications (including the prediction of waste settlement), and future operational plans and waste volumes. Actual results could differ materially from those estimates.

     Reclassifications -- Certain reclassifications have been made to prior year amounts in the financial statements in order to conform to the current year presentation.

2. 1999 ACCOUNTING CHARGES AND ADJUSTMENTS

     During 1999, the Company initiated a comprehensive internal review of its accounting records, systems, processes and controls at the direction of its Board of Directors. As discussed below, the Company experienced significant difficulty in the integration and conversion of information and accounting systems subsequent to the WM Holdings Merger, including certain financial systems and its billing systems. As a result of these systems and process issues, and other issues raised during the 1999 accounting review, certain

                             WASTE MANAGEMENT, INC.

charges and adjustments were recorded, as discussed below. The review was completed in time such that the Company was able to record related adjustments in its financial statements for the quarter ended September 30, 1999. The amounts recorded by the Company as a result of the review had a material effect on its financial statements for the year ended December 31, 1999. The following is a summary of charges attributable to this review which were recorded for the quarter ended September 30, 1999 (in thousands):

Held for sale adjustments...................................             $  414,275
Increase to allowance for doubtful accounts and other
  accounts receivable adjustments...........................                211,483
Asset impairments (excluding held for sale adjustments).....                178,309
Insurance reserves and other insurance adjustments..........                147,868
Legal, severance and consulting accruals....................                141,999
Merger and acquisition related costs........................                 31,568
Other charges and adjustments, including:
  Account reconciliations...................................   347,668
  Loss contract reserve adjustments.........................    49,338
  Increase in environmental liabilities.....................    48,983
  Other.....................................................   191,026      637,015
                                                               -------   ----------
Impact of charges before income tax benefit.................              1,762,517
Income tax benefit..........................................               (536,756)
                                                                         ----------
After-tax charges...........................................             $1,225,761
                                                                         ==========

     In August 1999, the Company's Board of Directors adopted a strategic plan that includes the divestiture of its WM International operations and certain other businesses. (See Note 14, "Segment and Related Information" and Note 19, "Operations Held for Sale" for further discussion of the Company's WM International operations). Based primarily on preliminary bids from interested parties, these and certain other assets which were identified as held for sale during the third quarter were written down to fair value less cost to sell in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of, resulting in a pre-tax charge of approximately $414.3 million at September 30, 1999. These assets were considered to be held for use for periods prior to the third quarter of 1999 and did not meet the criteria for impairment recognition as a "held for use" asset, and therefore, were not considered impaired for periods prior to the third quarter of 1999. The assets which were identified as held for sale and subject to adjustment include, among others, the Company's WM International operations, the Company's nuclear services disposal site operations and certain NASW operations that are not essential parts of the Company's network. Revisions to the third quarter estimates were required due to revisions in estimated proceeds and certain changes in business plans during the fourth quarter of 1999, as further discussed in Note 15, "Asset Impairments and Unusual Items".

     In 1999, subsequent to the WM Holdings Merger, the Company experienced significant difficulty in the conversion from the WM Holdings' information systems to the systems currently in use, resulting in delays and errors, particularly with respect to the Company's billing systems, including delays in submitting bills to customers and errors in both computing and delivering bills. Staffing levels were insufficient to address customer complaints and disputes and did not support timely follow-up with customers. Billing system issues initially became evident in the second quarter of 1999 as receivable aging levels continued to rise. At that time, management believed that the increase in receivables was a short-term issue, receivables would return to historical levels once the billing system conversions were complete and there was not a significant collectability issue with its recorded receivables. In connection with the 1999 accounting review, the Company concluded that certain of these accounts had deteriorated to the point that they may be uncollectable, and therefore, recorded an increase in the allowance for doubtful accounts in the third quarter of 1999. Beginning in the third quarter of 1999, the Company has increased its resources dedicated to receivable collection efforts and continues to pursue collection of all outstanding balances. In addition, the Company performed a review

                             WASTE MANAGEMENT, INC.

of notes and other receivable-related balances in connection with this review. Taken together, the Company recorded receivable-related pre-tax charges of $211.5 million in the third quarter of 1999.

     During the review, the Company recorded asset impairments of $178.3 million related to several landfill sites and certain other operating assets in the third quarter of 1999. Included in the amount is $75.7 million relating to the abandonment or closure of facilities resulting from the Company's recent business decisions regarding optimal operating strategies in specific markets in which the Company operates, or consideration of other new facts and circumstances during the review. Also included in the amount is $40.4 million, which is primarily the result of permit denials and other regulatory problems in the third quarter of 1999, which is one of the many types of facts and circumstances that may from time to time trigger impairments, and which may occasionally overlap with other triggering events or result in abandonment or closure.

     The Company performs a comprehensive, centrally coordinated review of its North American landfills on an annual basis. During the third quarter of 1999, that review included an evaluation of potential landfill expansion projects, with a newly refined and more stringent set of criteria for evaluating the probability of obtaining expansions to existing sites, which had the effect of excluding certain expansions that met the Company's previous criteria. For further discussion on this criteria, refer to Note 3.

     The exclusion of these expansions, due to the more stringent criteria and related business judgements regarding probable success of obtaining expansions, increased depreciation and amortization and the provision for final closure and post closure costs (included in operating expense). Impairments resulting from the application of these new stringent criteria and resulting from other facts and circumstances comprise the remaining $62.2 million impairments included in the $178.3 million of impairments disclosed above.

     The Company historically estimated its insurance-related liabilities for its ongoing programs based on an analysis of insurance claims submitted for reimbursement, plus an estimate for liabilities incurred as of the balance sheet date, but not yet reported to the Company. This is the estimation method that had been used by WM Holdings prior to the WM Holdings Merger, and was continued by the Company for that pool of pre-merger WM Holdings' claims. In connection with this review, the Company evaluated the adequacy of its self-insurance liabilities and changed the manner in which it estimates its insurance-related liabilities for its ongoing property and casualty insurance programs. Both of these approaches result in acceptable estimates, but during the review the Company noted that the actuarially determined estimates using a fully-developed method provided a better estimate of the ultimate costs of the claims than a claims made plus incurred but not reported method. Accordingly, in the third quarter of 1999, the Company began estimating all insurance-related liabilities based on actuarially determined estimates of ultimate losses. This change in estimate resulted in an increased pre-tax expense of $43.9 million for the third quarter of 1999. In addition, the Company increased its insurance-related liabilities based on its assessment of current and expected claims activities and unfavorable claims experience, resulting in an additional pre-tax charge of $104.0 million in the third quarter of 1999.

     The Company recorded pre-tax charges related to legal, severance and consulting costs incurred in the third quarter of 1999, including increases in legal reserves and related charges of $96.3 million, principally related to increases in legal reserves in response to developments in various legal proceedings brought against WM Holdings by former shareholders of that company in connection with its restatement of earnings in February 1998. These legal developments caused the Company to evaluate the numerous shareholder cases filed against WM Holdings and to reassess their range of exposure. Additionally, the charges included $25.0 million related to severance costs, principally for executives who left the Company in the third quarter of 1999, and $20.7 million of consulting costs related primarily to the accounting review and related matters.

     The Company recorded $31.6 million of merger and acquisition related costs during the third quarter of 1999, which consisted of $12.5 million related to a third quarter purchase business combination and

                             WASTE MANAGEMENT, INC.

$19.1 million related to the costs incurred by the Company related to the WM Holdings and the Eastern Mergers which are required to be expensed as incurred.

     The Company's results of operations for 1999 reflect pre-tax charges of approximately $347.7 million recorded in the third quarter 1999 attributable to the reconciliation of intercompany accounts, cash, accounts receivable, fixed asset, accounts payable and certain other accounts at the Company's operating districts and other locations resulting from the 1999 accounting review. The Company's third quarter accounting review included a detailed review of substantially all of the districts' and other locations' financial and accounting records. That work necessitated a number of adjustments affecting transactions related to the current period and to periods prior to the quarter ended September 30, 1999 involving many different accounts. Although some portion of the charges of $347.7 million may relate to a number of periods, the Company does not have sufficient information to identify all specific charges attributable to individual prior periods. Furthermore, producing the required information to perform such an identification of these charges would be cost prohibitive and disruptive to operations. In connection with the preparation of its third quarter financial statements, the Company concluded that, based on its quantitative and qualitative analysis of available information, and after consultation with its independent public accountants, it did not have, nor was it able to obtain, sufficient information to conclude what amount of charges relate to any individual prior year, although qualitative analysis indicated that these charges were principally related to 1999. Accordingly, the Company has concluded that these charges are appropriately reflected in the 1999 annual financial statements.

     The Company evaluated significant contracts under which it provides services. As a result of that review, the Company recorded a pre-tax provision of $49.3 million related to contracts which were determined to be in a loss position, including revisions to previously established reserves based on new facts and circumstances.

     The Company increased its estimate by $32.5 million of the ultimate costs required for final closure and post-closure obligations at certain landfills which are either closed or near final closure. That increase, and provisions related to various other environmental matters, totaled $49.0 million as a result of the 1999 accounting review.

     In addition to the charges described above, the Company recorded additional pre-tax charges of $191.0 million as a result of the 1999 accounting review. These additional charges involved many different issues at all levels of the Company, including, for example, adjustments to reserves for specific business disputes, adjustments of over- or under- accruals not described elsewhere herein, and numerous other items.

                             WASTE MANAGEMENT, INC.

     The charges described above, which include both recurring and nonrecurring items that have been aggregated for this presentation, are reflected in the Company's financial statements for the year ended December 31, 1999, as follows (in thousands):

                                                ALLOWANCE
                                               FOR DOUBTFUL
                                                 ACCOUNTS                    INSURANCE                      MERGER
                                                AND OTHER                    RESERVES        LEGAL,           AND          OTHER
                                  HELD-FOR-      ACCOUNTS        OTHER       AND OTHER    SEVERANCE AND   ACQUISITION     CHARGES
                                    SALE        RECEIVABLE       ASSET       INSURANCE     CONSULTING       RELATED         AND
                                 ADJUSTMENTS   ADJUSTMENTS    IMPAIRMENTS   ADJUSTMENTS     ACCRUALS         COSTS      ADJUSTMENTS
                                 -----------   ------------   -----------   -----------   -------------   -----------   -----------
Operating revenues.............   $      --     $ (44,164)     $      --     $      --      $      --      $     --      $  13,236
                                  ---------     ---------      ---------     ---------      ---------      --------      ---------
Costs and expenses:
 Operating (exclusive of
   depreciation and
   amortization shown below)...          --            --             --       143,086             --            --        423,331
 General and administrative....          --       167,319             --         4,782         57,599            --        172,029
 Depreciation and
   amortization................          --            --             --            --             --            --         59,628
 Merger and acquisition related
   costs.......................          --            --             --            --             --        31,568             --
 Asset impairments and unusual
   items.......................     414,275            --        178,309            --         84,400            --          3,300
Loss from continuing operations
 held for sale, net of minority
 interest......................          --            --             --            --             --            --             --
                                  ---------     ---------      ---------     ---------      ---------      --------      ---------
                                    414,275       167,319        178,309       147,868        141,999        31,568        658,288
                                  ---------     ---------      ---------     ---------      ---------      --------      ---------
Loss from operations...........    (414,275)     (211,483)      (178,309)     (147,868)      (141,999)      (31,568)      (645,052)
                                  ---------     ---------      ---------     ---------      ---------      --------      ---------
Other income (expense)
 Interest expense..............          --            --             --            --             --            --            702
 Interest income...............          --            --             --            --             --            --         13,359
 Minority interest.............          --            --             --            --             --            --           (288)
 Other income (expense)........          --            --             --            --             --            --         (5,736)
                                  ---------     ---------      ---------     ---------      ---------      --------      ---------
                                         --            --             --            --             --            --          8,037
                                  ---------     ---------      ---------     ---------      ---------      --------      ---------
Loss before income taxes and
 extraordinary items...........   $(414,275)    $(211,483)     $(178,309)    $(147,868)     $(141,999)     $(31,568)     $(637,015)
                                  =========     =========      =========     =========      =========      ========      =========
Benefit from income taxes......
Net loss.......................


                                     TOTAL
                                   (INCLUDES
                                 RECURRING AND
                                 NON-RECURRING
                                    ITEMS)
                                 -------------
Operating revenues.............   $   (30,928)
                                  -----------
Costs and expenses:
 Operating (exclusive of
   depreciation and
   amortization shown below)...       566,417
 General and administrative....       401,729
 Depreciation and
   amortization................        59,628
 Merger and acquisition related
   costs.......................        31,568
 Asset impairments and unusual
   items.......................       680,284
Loss from continuing operations
 held for sale, net of minority
 interest......................            --
                                  -----------
                                    1,739,626
                                  -----------
Loss from operations...........    (1,770,554)
                                  -----------
Other income (expense)
 Interest expense..............           702
 Interest income...............        13,359
 Minority interest.............          (288)
 Other income (expense)........        (5,736)
                                  -----------
                                        8,037
                                  -----------
Loss before income taxes and
 extraordinary items...........    (1,762,517)
Benefit from income taxes......       536,756
                                  -----------
Net loss.......................   $(1,225,761)
                                  ===========

     Subsequent to the completion of the accounting review, and in conjunction with the process of preparing its monthly financial statements during the fourth quarter of 1999 and on a final basis at December 31, 1999, additional adjustments attributable to the reconciliation of intercompany accounts, cash, accounts receivable, fixed assets, accounts payable and certain other accounts were recorded.

     The Company recorded significant adjustments in the third and fourth quarters of 1999, certain of which affect periods prior to these quarters. Accordingly, the Company, after consultation with its independent public accountants, has concluded that its internal controls for the preparation of interim financial information did not provide an adequate basis for its independent public accountants to complete reviews of the quarterly financial data for the quarters during 1999. The Company believes that certain charges that were recorded in the third and fourth quarters of 1999 may relate to individual prior periods; however, the Company does not have sufficient information to identify all specific charges attributable to prior periods. If identification of all specific charges attributable to individual prior periods were possible, the Company believes that the reported results of operations presented in Note 20 to the financial statements for the third and fourth quarters of 1999 would have been favorably impacted, and the reported results of operations for the first and second quarters of 1999 would have been adversely impacted. In connection with the preparation of its third quarter financial statements, the Company concluded, based on its quantitative and qualitative analysis of available information, after consultation with its independent public accountants, that it did not have, nor was it able to obtain, sufficient information to conclude what amount of the charges relate to any individual prior year, although

                             WASTE MANAGEMENT, INC.

qualitative analysis indicates that these charges are principally related to 1999. Accordingly, the Company has concluded that these charges were appropriately reflected in the 1999 annual financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and cash equivalents -- Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less.

     Restricted funds held by trustees -- Restricted funds held by trustees of $167.1 million and $153.0 million at December 31, 1999 and 1998, respectively, are included in other non-current assets and consist principally of funds deposited in connection with landfill final closure and post-closure obligations, insurance escrow deposits, and amounts held for landfill and other construction arising from industrial revenue financings. These amounts are principally invested in fixed income securities of federal, state and local governmental entities and financial institutions. The Company considers its landfill final closure, post-closure and construction escrow investments to be held to maturity. At December 31, 1999 and 1998, the aggregate fair value of these investments approximates their net book value and substantially all of these investments mature within one year. The Company's insurance escrow funds are invested in pooled investment accounts that hold debt and equity securities and are considered to be available for sale. The market value of those pooled accounts approximates their aggregate cost at December 31, 1999 and 1998.

     Concentrations of credit risk -- Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers comprise the Company's customer base, thus spreading the trade credit risk. At December 31, 1999 and 1998, no single group or customer represents greater than 10% of total accounts receivable. The Company controls credit risk through credit evaluations, credit limits, and monitoring procedures. The Company performs credit evaluations for commercial and industrial customers and performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable.

     Derivative financial instruments -- From time to time, the Company uses derivatives to manage interest rate and currency risk. At December 31, 1999, the Company also engaged in hedging of recyclable paper price risk. The Company's policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company's fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company's financial statements.

     Instruments accounted for as hedges must be effective at managing risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values or cash flows of hedge instruments must have a high degree of inverse correlation with changes in market values or cash flows of the underlying hedged items. Derivatives that meet the hedge criteria are accounted for under the deferral or accrual method. See Note 9.

     Operations held for sale -- It is the Company's policy to classify the businesses that the Company is marketing for sale and the portfolio of real estate that the Company considers surplus and is marketing for sale, as operations held for sale. The carrying values of these assets are written down to fair value, less costs to sell. These charges are based on estimates and certain contingencies that could materially differ from actual results and resolution of any such contingencies. In the fourth quarter of 1999, the Company identified certain

                             WASTE MANAGEMENT, INC.

operations for sale whose depreciation on fixed assets was discontinued as of October 1, 1999. If depreciation had not been discontinued, depreciation and amortization for 1999 would have increased by $45.6 million.

     Property and equipment -- Property and equipment are recorded at cost. Except for the Company's waste-to-energy and independent power facilities, expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. At the Company's waste-to-energy and independent power facilities, the Company accrues for major maintenance expenditures. Such accruals are based upon planned maintenance expenditures and are classified as current or non-current liabilities based on the expected timing of the expenditures.

     When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations as increases or offsets to operating expense for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives for significant property and equipment categories are as follows (in years):

                                                           OCTOBER 1, 1997      PRIOR TO
                                                           AND THEREAFTER    OCTOBER 1, 1997
                                                           ---------------   ---------------
Vehicles.................................................      3 to 10           3 to 12
Machinery and equipment..................................      3 to 20           3 to 20
Commercial and roll-off containers.......................      8 to 12           8 to 20
Buildings and improvements...............................     10 to 40          10 to 40

     As of October 1, 1997, and thereafter, the Company assumes no salvage value for its depreciable North American fixed assets. Prior to October 1, 1997, WM Holdings assigned salvage value to certain fixed asset categories as described in Note 5.

     Landfill accounting -- Capitalizable landfill site costs are recorded at cost. Recorded costs, net of recorded amortization, are added to estimated projected costs to determine the amount to be amortized over the remaining estimated useful life of a site. Amortization is recorded on a units of consumption basis, typically applying cost as a rate per ton. Landfill site costs are amortized to expected net realizable value upon final closure of a landfill.

     The difference between the present value of a landfill's estimated total final closure and post-closure costs and amounts accrued to date is accrued prospectively on a units of consumption basis, typically by applying a rate per ton over the remaining capacity of the landfill. The present value of final closure and post-closure costs are accrued for each landfill once the site discontinues operations.

     The remaining capacity of a landfill is determined by the unutilized permitted airspace and expansion airspace when the success of obtaining such expansion permit is considered probable.

     Effective as of the third quarter of 1999, the Company applied a newly defined, more stringent set of criteria for evaluating the probability of obtaining an expansion permit to landfill airspace at existing sites, which are as follows:

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

                             WASTE MANAGEMENT, INC.

     - There are no significant known technical, legal, community, business, or political restrictions or issues that could impair the success of such expansion;

     - Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

     - Airspace and related costs, including additional final closure and post-closure costs, have been estimated based on conceptual design.

     Additionally, to include airspace from an expansion effort, the expansion permit application must generally be expected to be submitted within one year, and the expansion permit must be expected to be received within two to five years. Exceptions to these criteria must be approved through a landfill-specific approval process that includes an approval from the Company's Chief Financial Officer and prompt review by the Audit Committee of the Board of Directors. Such exceptions are generally due to permit application processes beyond the one-year limit, which in most cases, are due to state-specific permitting procedures. Generally, the Company has been successful in receiving approvals for expansions pursued; however, there can be no assurance that the Company will be successful in obtaining landfill expansions in the future.

     As disposal volumes are affected by seasonality and competitive factors, airspace amortization varies between fiscal quarters due to changes in volumes of waste disposal at the Company's landfills. Airspace amortization is also affected by changes in engineering costs and estimates.

     Business combinations -- The Company assesses each business combination to determine whether the pooling of interests or the purchase method of accounting is appropriate. For those business combinations accounted for under the pooling of interests method, the financial statements are combined with those of the Company at their historical amounts, and, if material, all periods presented are restated as if the combination occurred on the first day of the earliest year presented. For those acquisitions accounted for using the purchase method of accounting, the Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined. The Company does not believe potential differences between its fair value estimates and actual fair values will be material.

     In certain business combinations, the Company agrees to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes or the issuance of permits for expanded landfill airspace. Contingent payments, when incurred, are recorded as purchase price adjustments or compensation expense, as appropriate, based on the nature of each contingent payment.

     Excess of cost over net assets of acquired businesses and other intangible assets -- The excess of cost over net assets of acquired businesses is amortized on a straight-line basis over a period not greater than 40 years commencing on the dates of the respective acquisitions. Accumulated amortization for the excess of cost over net assets of acquired businesses was $627.2 million and $813.6 million at December 31, 1999 and 1998, respectively. Other intangible assets consist primarily of customer lists, covenants not to compete, licenses and permits. Other intangible assets are recorded at cost and amortized on a straight-line basis. Customer lists are generally amortized over five to seven years. Covenants not to compete are amortized over the term of the

                             WASTE MANAGEMENT, INC.

agreement, which is generally three to five years. Licenses, permits and contracts are amortized over the shorter of the definitive terms of the related agreements or 40 years. Accumulated amortization for other intangible assets was $135.9 million and $113.3 million at December 31, 1999 and 1998, respectively. The Company recorded $271.0 million, $184.1 million and $149.7 million of amortization expense for excess of costs over net assets of acquired businesses and other intangibles for 1999, 1998 and 1997, respectively.

     Long-lived assets -- Long-lived assets consist primarily of property and equipment, excess of cost over net assets of acquired businesses, and other intangible assets. The recoverability of long-lived assets is evaluated periodically at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of possible impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations for the remaining amortization period. If an impairment loss exists, the carrying amount of the related long-lived assets is reduced to its estimated fair value.

     Contracts in process -- Contracts in process relate to contracts involving a substantial construction component. For 1998, such contracts primarily related to activities performed by the Company's international operations. In 1999, this presentation does not include contracts for certain of the Company's WM International operations because they have been classified as operations held for sale as of December 31, 1999. Contracts in process are as follows (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1999         1998
                                                              ---------   -----------
Costs and estimated earnings on uncompleted contracts.......  $ 143,185   $ 1,312,158
Less billings on uncompleted contracts......................   (137,594)   (1,213,795)
                                                              ---------   -----------
          Total contracts in process........................  $   5,591   $    98,363
                                                              =========   ===========

     Contracts in process are included in the accompanying balance sheets under the following captions (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------   --------
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $ 8,985   $127,975
Billings in excess of costs and estimated earnings on
  uncompleted contracts (included in deferred revenues).....   (3,394)   (29,612)
                                                              -------   --------
          Total contracts in process........................  $ 5,591   $ 98,363
                                                              =======   ========

     As of December 31, 1999, all contracts in process are expected to be billed and collected within two years.

     Income taxes -- Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred income tax expense represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

                             WASTE MANAGEMENT, INC.

from long-term contracts involving a substantial construction component are recorded on the percentage-of-completion basis. Changes in project performance and conditions, estimated profitability and final contract settlements may result in future revisions to long-term construction contract costs and income.

     Capitalized interest -- Interest is capitalized on certain projects under development including greenfield landfill projects and probable landfill expansion projects, and on certain assets under construction, including operating landfills and waste-to-energy facilities. The capitalization of interest for operating landfills is based on the costs incurred on discrete cell construction projects, plus an allocated portion of the common site costs. The common site costs include the development costs of a greenfield site or the purchase price of an operating landfill, and the ongoing infrastructure costs benefiting the lifecycle of the landfill. Cell construction costs include the construction of cell liners and final capping during the operating life of the site. During 1999, 1998, and 1997, total interest costs were $804.0 million, $723.0 million and $607.0 million, respectively, of which $34.3 million, $41.5 million and $51.4 million were capitalized, respectively.

     Cumulative Effect of Change in Accounting Principle -- In the fourth quarter of 1997, the Company began expensing process reengineering costs in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 97-13. Accordingly, the Company expensed any amounts previously capitalized, which reduced net income by $1.9 million in 1997.

     New accounting pronouncements -- In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company in its first fiscal quarter of 2001. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the Company's financial statements.

4. BUSINESS COMBINATIONS

  Pooling of Interests Transactions

     On December 31, 1998, the Company consummated the Eastern Merger, which was accounted for as a pooling of interests, and accordingly, the accompanying financial statements include the accounts and operations of Eastern for all periods presented. Under the terms of the Eastern Merger, the Company issued
0.6406 of a share of its common stock for each share of Eastern's outstanding common stock. Prior to the Eastern Merger, the Company owned approximately 1.3% of Eastern's outstanding shares, which were canceled on the effective date of the Eastern Merger. The Eastern Merger increased the Company's outstanding shares of common stock by approximately 24.5 million shares, and the Company assumed Eastern's stock options equivalent to approximately 2.3 million underlying shares of the Company's common stock. The results of operations for Eastern prior to consummation of the Eastern Merger for the restated periods are as follows (in thousands):

                                                             NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1998      YEAR ENDED
                                                                (UNAUDITED)       DECEMBER 31, 1997
                                                             ------------------   -----------------
Operating revenues.........................................       $227,821            $170,148
Income from continuing operations before income taxes......         34,121               6,016
Net income.................................................         17,483               4,139

     Prior to December 31, 1997, Eastern reported on a June 30 fiscal year-end. The accounts of Eastern for its 1997 fiscal year have been consolidated with the accounts of the Company as of and for the year ended December 31, 1997. Operating revenues and net income for Eastern for the six-month period ended

                             WASTE MANAGEMENT, INC.

December 31, 1997, were approximately $119.5 million and $5.3 million, respectively. Accordingly, an adjustment is included in the Company's 1998 financial statements for this six-month period. In addition, Eastern issued shares of its common stock in connection with acquisitions and a public offering during that six-month period.

     On July 16, 1998, the Company consummated a merger with WM Holdings, which was accounted for as a pooling of interests and, accordingly, the accompanying financial statements include the accounts and operations of WM Holdings for all periods presented. Under the terms of the WM Holdings Merger, the Company issued
0.725 of a share of its common stock for each share of WM Holdings outstanding common stock. The WM Holdings Merger increased the Company's outstanding shares of common stock by approximately 354.0 million shares, and the Company assumed WM Holdings' stock options equivalent to approximately 16.0 million underlying shares of the Company's common stock. Any unvested WM Holdings' stock options granted prior to March 10, 1998 vested upon consummation of the WM Holdings Merger due to change of control provisions. The results of operations for WM Holdings prior to consummation of the WM Holdings Merger for the restated periods are as follows (in thousands):

                                                            THREE MONTHS ENDED      YEAR ENDED
                                                              MARCH 31, 1998     DECEMBER 31, 1997
                                                            ------------------   -----------------
                                                               (UNAUDITED)
Operating revenues........................................      $2,131,621          $ 9,188,582
Income (loss) from continuing operations before income
  taxes...................................................         170,968           (1,053,673)
Net income (loss).........................................          74,417           (1,176,104)

     In 1999, the Company incurred approximately $44.6 million in merger costs primarily related to the WM Holdings Merger and the Eastern Merger. The table below reflects the amounts charged to merger costs in 1998 related to the WM Holdings Merger and the Eastern Merger (in thousands):

                                                              WM HOLDINGS    EASTERN
                                                              CHARGES IN    CHARGES IN
                                                                 1998          1998
                                                              -----------   ----------
Transaction or deal costs, primarily professional fees and
  filing fees...............................................  $  124,100     $ 14,300
Employee severance, separation and transitional costs.......     323,900       25,500
Restructuring charges relating to the consolidation and
  relocation of operations, and the transition and
  implementation of information systems.....................     166,900       20,500
Estimated loss on the sale of:
  Assets to comply with governmental orders.................     255,000       32,200
  Duplicate facilities and related leasehold improvements...     188,900       29,300
  Duplicate revenue producing assets........................      26,200       32,400
Provision for the abandonment of:
  Revenue producing assets..................................     126,600        3,000
  Non-revenue producing assets, consisting of landfill
     projects and leasehold improvements which were
     determined to be duplicative assets from the related
     merger.................................................     263,000        6,500
  Other assets, consisting primarily of computer hardware
     and software costs which have no future value..........     150,300        1,500
                                                              ----------     --------
          Total.............................................  $1,624,900     $165,200
                                                              ==========     ========

     Merger and acquisition related costs include estimates for anticipated losses from the sales of assets pursuant to governmental orders and other asset divestiture plans. These anticipated losses have been estimated based on the Company's assessment of relevant facts and circumstances, including consideration of

                             WASTE MANAGEMENT, INC.

the various provisions of asset sale agreements. In certain instances, the asset sale agreements contain contingencies, the resolution of which are uncertain and may materially change the proceeds which the Company will ultimately receive. During the second quarter of 1999, the Company resolved an outstanding contingency regarding its governmentally-ordered sale of assets to Republic Services, Inc., which reduced the previously reported loss on that sale by approximately $80.0 million. Offsetting this amount in the same quarter, the Company (i) consummated its sale of 51% of its non-land disposal hazardous waste operations and on-site industrial cleaning services to Vivendi S.A. which resulted in losses of approximately $79 million greater than previously estimated; (ii) increased its anticipated losses by approximately $14 million related to the assets required to be sold pursuant to the Eastern Merger; and
(iii) decreased other anticipated losses by approximately $13 million.

     Furthermore, the Company recorded certain unusual charges of $864.1 million in 1998 that were primarily, yet indirectly, related to the WM Holdings Merger as discussed in Note 15.

     On August 26, 1997, the Company consummated a merger with United Waste Systems, Inc. ("United") which was accounted for as a pooling of interests (the "United Merger") and, accordingly, the accompanying financial statements include the accounts and operations of United for all periods presented. Under the terms of the United Merger, the Company issued 1.075 shares of its common stock for each outstanding share of United common stock. Additionally, at the effective date of the United Merger, United stock options, whether or not such stock options had vested or had become exercisable, were canceled in exchange for shares of the Company's common stock equal in market value to the fair value of such United stock options, as determined by an independent third party. The United Merger increased the Company's outstanding shares of common stock by approximately 51.9 million shares, which includes approximately 1.9 million shares exchanged for the United stock options. In the third quarter of 1997, the Company incurred approximately $89.2 million in merger costs associated with the United Merger. Of this amount, $17.6 million was for transaction costs, $26.2 million for severance and other termination benefits, $21.6 million for integration of operations, and $23.8 million for disposal of duplicate facilities and impaired assets as a result of the United Merger. The results of operations for United prior to consummation of the United Merger for the restated periods are as follows (in thousands):

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                             1997
                                                       ----------------
                                                         (UNAUDITED)
Operating revenues..................................       $216,619
Net income..........................................         23,849

  Purchase Acquisitions and Acquisitions of Minority Interests

     During 1999, the Company consummated over 240 acquisitions that were accounted for under the purchase method of accounting. The total cost of acquisitions was approximately $1.4 billion, which included cash paid, common stock issued and debt assumed.

     The Company consummated purchases of outstanding minority interest and numerous acquisitions in 1998 that were accounted for under the purchase method of accounting. The total cost of all acquisitions accounted for under the purchase method of accounting, and completed purchases of outstanding minority interests, was approximately $4.1 billion in 1998.

     The pro forma information set forth below assumes acquisitions in 1999 and 1998 accounted for as if the purchases had occurred at the beginning of 1998. The pro forma information is presented for informational

                             WASTE MANAGEMENT, INC.

purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands, except per share amounts):

                                                             YEARS ENDED DECEMBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
                                                             (UNAUDITED)   (UNAUDITED)
Operating revenues.........................................  $13,423,975   $13,824,390
Loss from continuing operations............................     (376,238)     (688,379)
Net loss...................................................     (378,751)     (692,279)
Basic loss per common share:
  Loss from continuing operations..........................        (0.61)        (1.17)
  Net loss.................................................        (0.62)        (1.18)
Diluted loss per common share:
  Loss from continuing operations..........................        (0.61)        (1.17)
  Net loss.................................................        (0.62)        (1.18)

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Land and landfills.........................................  $ 8,009,123   $ 8,358,535
Vehicles...................................................    2,761,866     2,889,029
Machinery and equipment....................................    2,254,390     3,069,041
Containers.................................................    1,871,228     1,846,226
Buildings and improvements.................................    1,383,203     1,624,614
Furniture and fixtures.....................................      189,466       509,137
                                                             -----------   -----------
                                                              16,469,276    18,296,582
Less accumulated depreciation and amortization.............    6,165,473     6,670,925
                                                             -----------   -----------
                                                             $10,303,803   $11,625,657
                                                             ===========   ===========

     Depreciation and amortization expense for property and equipment was $1.3 billion for each of 1999 and 1998, and $1.2 billion for 1997.

     The exclusion of certain landfill expansions from the airspace amortization estimates due to more stringent criteria (see Note 3) and related business judgements regarding probable success increased depreciation and amortization expense and the provision for final closure and post-closure (included in operating expenses) in the second half of 1999. The exclusions of these expansions also resulted in the Company recognizing $32.6 million in landfill impairments in the third quarter of 1999 (see Note 2).

     Effective October 1, 1997, the Board of Directors of WM Holdings approved a revision to WM Holdings' North American collection fleet management policy. Under the revised policy, WM Holdings replaced front-end loaders after eight years, and rear-end loaders and roll-off trucks after ten years. The previous policy was to not replace front-end loaders before they were a minimum of ten years old and other heavy collection vehicles before they were a minimum of 12 years old. As a result of this decision, the Company recognized an impairment writedown of $70.9 million in the fourth quarter of 1997 for those vehicles scheduled for replacement in the next two years under the new policy. Depreciable lives were adjusted for the WM Holdings' fleet commencing in the fourth quarter of 1997 to reflect the new policy. Also effective October 1, 1997, WM Holdings reduced depreciable lives on containers from 15 and 20 years to 12 years, and ceased assigning salvage value in computing depreciation on North American collection vehicles or containers. These changes in estimates resulted in an increase in depreciation expense of $33.7 million in the fourth quarter of 1997.

                             WASTE MANAGEMENT, INC.

Upon consummation of the WM Holdings Merger, WM Holdings' replacement policies were conformed with that of the Company, which are materially consistent with the revised WM Holdings' policy stated above.

     Also effective October 1, 1997, WM Holdings changed its process of evaluating the probability that airspace from expansions would be permitted. This change in estimate decreased the useful lives of certain WM Holdings landfills and increased depreciation and amortization expense and the provision for final closure and post-closure by $15.8 million in the fourth quarter of 1997.

6. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Bank credit facilities.....................................  $ 2,250,000   $ 1,903,100
Commercial paper, average interest of 5.5% in 1999 and 5.7%
  in 1998..................................................       21,899       840,108
Senior notes and debentures, interest of 6% to 8 3/4%
  through 2029.............................................    6,749,785     5,959,884
4% Convertible subordinated notes due 2002.................      535,275       535,275
4 1/2% Convertible subordinated notes due 2001.............           --       148,370
5% Convertible subordinated debentures due 2006............           --       114,445
5.75% Convertible subordinated notes due 2005..............      426,726       453,680
Tax-exempt and project bonds, principal payable in periodic
  installments, maturing through 2021, fixed and variable
  interest rates ranging from 4.75% to 9.25% at December
  31, 1999.................................................    1,234,668     1,220,634
Installment loans, notes payable, and other, interest to
  14%, maturing through 2015...............................      279,735       556,865
                                                             -----------   -----------
                                                              11,498,088    11,732,361
Less current maturities....................................    3,098,742       597,742
                                                             -----------   -----------
                                                             $ 8,399,346   $11,134,619
                                                             ===========   ===========

     The aggregate estimated payments, including scheduled minimum maturities, of long-term debt outstanding at December 31, 1999, are as follows (in thousands).

2000...................................................   $ 3,098,742(a)
2001...................................................       755,925
2002...................................................     1,552,351
2003...................................................       587,966
2004...................................................       725,197
Thereafter.............................................     4,777,907
                                                          -----------
                                                          $11,498,088
                                                          ===========

---------------

(a) Consists of $848.7 million that will be repaid in 2000 under the terms of the respective credit agreements and $2.25 billion of debt, which is classified as current based on the likelihood that the Company will be in non-compliance with certain of the financial requirements under its credit agreements in the year 2000.

     The Company has a $3 billion syndicated loan facility (the "Syndicated Facility") and a $2 billion senior revolving credit facility (the "Credit Facility"). The Syndicated Facility requires annual renewal by the lender and provides for a one-year term option at the Company's request in the event of non-renewal. The Syndicated Facility is available for borrowings, including letters of credit, and for supporting the issuance of commercial paper. The covenant restrictions for the Syndicated Facility and Credit Facility include, among others, interest coverage and debt capitalization ratios, limitations on dividends, additional indebtedness and liens. The

                             WASTE MANAGEMENT, INC.

Syndicated Facility and Credit Facility are used to refinance existing bank loans and letters of credit, to fund acquisitions, and for working capital purposes.

     As a result of the charges and adjustments recorded in the third quarter of 1999 (see Note 2), absent waivers, the Company would not have been in compliance with certain financial covenants as required by its bank credit facilities as of September 30, 1999. The Company received waivers from each of its bank groups for the period ended September 30, 1999, enabling the Company to be in full compliance with and have full access to its existing bank credit facilities. In December 1999, the Company received unanimous approval for amendments to its existing $2 billion, $3 billion, and Eurocurrency bank credit facilities. The approvals provide permanent amendments to the waivers previously granted to the Company related to its operating results for the third quarter of 1999. Additionally, the amended terms and conditions of the facilities contain the necessary provisions for the Company to proceed with its strategy of divesting certain of its international and non-core assets.

     Under the terms of the Syndicated Facility and Credit Facility, the Company is obligated to repay its indebtedness under such facilities with the cash proceeds to be received from the divestitures of its WM International operations, domestic non-core assets and up to 10% of its NASW operations pursuant to its strategic plan. Specifically, the Company must use all of the first $1.5 billion of net proceeds it receives from the sales of any domestic operations to repay indebtedness under the Syndicated Facility and Credit Facility. Additionally, 50% of the net proceeds greater than $1.5 billion but less than $2.5 billion from sales of domestic operations must be used to repay indebtedness under such facilities. Finally, all net proceeds from the divestiture of WM International operations must be used to repay indebtedness under the Company's Eurocurrency facilities. The net proceeds remaining after the repayment of the Eurocurrency facilities will be counted as, and therefore subject to the same requirements to repay the Syndicated Facility and Credit Facility as, net proceeds received from the sales of domestic operations.

     The Company was in compliance with all financial requirements under its credit agreements as of December 31, 1999. However, the Company anticipates that its cash flows from operations for the year 2000 will likely not be sufficient for the Company to maintain compliance with certain of the financial ratios contained in its Syndicated Facility, Credit Facility, and Eurocurrency credit facilities. Therefore, it has classified the borrowings outstanding under the Syndicated Facility and the Credit Facility as short-term obligations as of December 31, 1999. The Eurocurrency credit facility is included in operations held for sale at December 31, 1999. As discussed in the preceding paragraph, the Company expects to make a substantial principal reduction on these facilities with the net proceeds of its anticipated divestitures. The Company intends to pursue waivers or amendments of such agreements in advance of any potential violation of the credit agreements. However, there can be no assurance that, in the event the Company actually violates its agreements, that such waivers or amendments will be obtained. Failure to obtain such waivers or amendments would have an adverse effect on the Company's financial condition, results of operations and cash flows.

     At December 31, 1999, the Company had borrowings of $1.75 billion under the Syndicated Facility at 7.54% interest, and had borrowings of $500.0 million under the Credit Facility at 7.25% interest. The facility fees were 0.20% and 0.25% per annum under the Syndicated Facility and Credit Facility, respectively, at December 31, 1999. The Company had issued letters of credit of approximately $1.2 billion in aggregate under the Syndicated Facility and Credit Facility leaving unused and available credit capacity of approximately $1.5 billion at December 31, 1999.

     At December 31, 1998, the Company's long-term debt balances included two Eurocurrency credit facilities. On December 17, 1999, the Company's two Eurocurrency facilities were converted into two Euro term loans totaling Euro
180.6 million (equivalent to approximately $181.9 million). These loans are included in current liabilities of operations held for sale at December 31, 1999, as they relate to WM International operations, which are being sold pursuant to the Company's strategic plan. These facilities mature on July 3,

                             WASTE MANAGEMENT, INC.

2000. The initial interest rate is 4.80% for the first 32 day period and will be reset based on Euro LIBOR rates each 30 days until paid.

     In 1999, the Company redeemed its $150.0 million of 4 1/2% convertible subordinated notes and its $115.0 million of 5% convertible subordinated debentures. These debentures were subsequently converted into equity by the debenture holders. Approximately 9.0 million shares of the Company's common stock were issued upon such conversions.

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

     On July 17, 1998, the Company issued $600.0 million of 7% senior notes, due on July 15, 2028 (the "7% Notes") and $600.0 million of 6 1/8% mandatorily tendered senior notes, due on July 15, 2011 (the "6 1/8% Notes"). The 7% Notes are redeemable, in whole or in part, at the option of the Company at any time and from time to time at the redemption price, as defined in the indenture. The 6 1/8% Notes are subject to certain mandatory tender features as described in the indenture, which may require the purchase by the Company of a portion of or all of the outstanding notes on July 15, 2001. The proceeds from the 7% Notes and 6 1/8% Notes were used to repay outstanding indebtedness under the Company's credit facilities. Interest on the 7% Notes and 6 1/8% Notes is payable semi-annually on January 15 and July 15.

     On December 17, 1997, the Company issued $350.0 million of 6 1/2% senior notes due December 15, 2002, and $150.0 million of 7 1/8% senior notes due December 15, 2017. The senior notes constitute senior and unsecured obligations of the Company ranking equal in right of payment with all other senior and unsecured obligations of the Company, as defined in the indenture. The 6 1/2% senior notes due December 15, 2002, are not redeemable. The $150.0 million of 7 1/8% senior notes due December 15, 2017, are redeemable, in whole or in part, at the option of the Company at any time and from time to time at a redemption price defined in the indenture. Interest is payable semi-annually on December 15 and June 15. The proceeds were used to repay debt under the Company's credit facilities.

     On February 7, 1997, the Company issued $535.3 million of 4% convertible subordinated notes, due on February 1, 2002. Interest is payable semi-annually in February and August. The notes are convertible by the holders into shares of the Company's common stock at any time at a conversion price of $43.56 per share. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture. The notes are redeemable after February 1, 2000 at the option of the Company at 101.6% of the principal amount, declining to 100.8% of the principal amount on February 1, 2001 and thereafter until maturity, at which time the notes will be redeemed at par, plus accrued interest. The proceeds were primarily used to repay debt under the Company's bank borrowings, to fund acquisitions, and for general corporate purposes.

     The 5.75% convertible subordinated notes due 2005 are subordinated to all existing and future senior indebtedness of the Company. Each note bears cash interest at the rate of two percent per annum of the $1,000 principal amount at maturity, payable semi-annually. The difference between the principal amount at maturity of $1,000 and the $717.80 stated issue price of each note represents the stated discount. At the option of the holder, each note can be redeemed for cash by the Company on March 15, 2000, at $843.03. Accrued

                             WASTE MANAGEMENT, INC.

unpaid interest to those dates will also be paid. The notes will be callable by the Company on and after March 15, 2000, for cash, at the stated issue price plus accrued stated discount and accrued but unpaid interest through the date of redemption. In addition, each note is convertible at any time prior to maturity into approximately 18.9 shares of the Company's common stock, subject to adjustment upon the occurrence of certain events. Upon any such conversion, the Company will have the option of paying cash equal to the market value of the shares which would otherwise be issuable. Since these securities are redeemable at the option of the holders prior to maturity, the outstanding balance is classified as current in the accompanying financial statements. In December of 1999, the Company began repurchasing its 5.75% convertible notes. At December 31, 1999, the Company had repurchased $32.3 million of these notes. Through March 16, 2000, the Company had repurchased an additional $397.9 million of the remaining outstanding notes.

7. ENVIRONMENTAL LIABILITIES

     The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the landfill and the capping of the final uncapped areas of a landfill or the costs required by regulation associated with existing operations at a hazardous waste treatment, storage or disposal facility which are subject to the Toxic Substances Control Act ("TSCA") or Subtitle C of the Resource Conservation and Recovery Act ("RCRA"), and post-closure maintenance of those facilities. Estimates for final closure and post-closure costs are developed using input from the Company's engineers and accountants and are reviewed by management, typically at least once per year. The estimates are based on the Company's interpretation of current requirements and proposed regulatory changes. For landfills, the present value of final closure and post-closure liabilities are accrued using the calculated rate per ton and charged to expense as airspace is consumed such that the present value of total estimated final closure and post-closure cost will be accrued for each landfill at the time the site discontinues accepting waste and is closed. In the United States, the final closure and post-closure requirements are established under the standards of the United States Environmental Protection Agency's Subtitle C and D regulations, as implemented and applied on a state-by-state basis. Such costs may increase in the future as a result of legislation or regulation. Final closure and post-closure accruals consider estimates for the final cap and cover for the site, methane gas control, leachate management and groundwater monitoring, and other operational, and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure. For purchased disposal sites, the Company assesses and records a present value-based final closure and post-closure liability at the time the Company assumes closure responsibility based upon the estimated final closure and post-closure costs and the percentage of airspace utilized as of such date. Thereafter, the difference between the final closure and post-closure liability recorded at the time of acquisition and the present value of total estimated final closure and post-closure costs to be incurred is accrued using the calculated rate and charged to expense as airspace is consumed. Such costs for foreign landfills are estimated based on compliance with local laws, regulations and customs. For other facilities, final closure and post-closure costs are determined in consideration of regulatory requirements.

     The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operates, or to which it transported waste, including 84 sites listed on the Superfund National Priorities List ("NPL") as of December 31, 1999. The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. The Company routinely reviews and evaluates sites that require remediation, including NPL sites, giving consideration to the nature (e.g., owner, operator, transporter, or generator), and the extent (e.g., amount and nature of waste hauled to the location, number of years of site operation by the Company, or other relevant factors) of the Company's alleged connection with the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties ("PRPs"), and the nature and estimated cost of the likely remedy. Cost estimates are based on

                             WASTE MANAGEMENT, INC.

management's judgment and experience in remediating such sites for the Company as well as for unrelated parties, information available from regulatory agencies as to costs of remediation, and the number, financial resources and relative degree of responsibility of other PRPs who are jointly and severally liable for remediation of a specific site, as well as the typical allocation of costs among PRPs. These estimates are sometimes a range of possible outcomes. In such cases, the Company provides for the amount within the range which constitutes its best estimate. If no amount within the range appears to be a better estimate than any other amount, then the Company provides for the minimum amount within the range in accordance with SFAS No. 5, Accounting for Contingencies. The Company believes that it is "reasonably possible," as that term is defined in SFAS No. 5 ("more than remote but less than likely"), that its potential liability, at the high end of such ranges, would be approximately $190.0 million higher, on a discounted basis in the aggregate than the estimate that has been recorded in the consolidated financial statements as of December 31, 1999.

     Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the non-existence or inability of other PRPs to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material.

     As part of its ongoing operations, the Company reviews its reserve requirements for remediation and other environmental matters based on an analysis of, among other things, the regulatory context surrounding landfills and remaining airspace capacity in light of changes to operational efficiencies. Accordingly, revisions to remediation reserve requirements may result in upward or downward adjustments to income from operations in any given period. Adjustments for final closure and post-closure estimates are accounted for prospectively over the remaining capacity of the landfill.

     Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (2% at December 31, 1999 and 1998) until expected time of payment and then discounted to present value (5.5% at December 31, 1999 and 1998). The accretion of the interest related to the discounted environmental liabilities is included in the annual calculation of the landfill's final closure and post-closure cost per ton and is charged to operating expense as landfill airspace is consumed. The portion of the Company's recorded environmental liabilities that is not inflated or discounted was approximately $370.6 million and $492.3 million at December 31, 1999 and 1998, respectively. Had the Company not discounted any portion of its liability, the amount recorded would have been increased by approximately $342.9 million at December 31, 1999.

     The Company's liabilities for final closure, post-closure and environmental remediation costs are as follows (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Current portion, included in accrued liabilities............  $  140,101   $  150,592
Non-current portion.........................................     837,407    1,040,747
                                                              ----------   ----------
Total recorded..............................................     977,508   $1,191,339
                                                                           ==========
Amount to be provided including discount of $342,900 related
  to recorded amounts.......................................   1,657,578
                                                              ----------
Expected aggregate environmental liabilities based on
  current cost..............................................  $2,635,086
                                                              ==========

                             WASTE MANAGEMENT, INC.

     Anticipated payments (based on current costs) of environmental liabilities at December 31, 1999, are as follows (in thousands):

2000....................................................   $  140,101
2001....................................................       64,599
2002....................................................       61,248
2003....................................................       55,313
2004....................................................       40,468
Thereafter..............................................    2,273,357
                                                           ----------
          Total.........................................   $2,635,086
                                                           ==========

     In addition to the amounts above, at a certain site, the Company has perpetual care obligations aggregating approximately $1.5 million per year.

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

     The Company has filed suit against numerous insurance carriers seeking reimbursement for past and future environmentally related remedial, defense and tort claim costs at a number of sites. Carriers involved in these matters have typically denied coverage and are defending against the Company's claims. While the Company is vigorously pursuing such claims, it regularly considers settlement opportunities when appropriate terms are offered. Settlements to date ($7.1 million in 1999, $46.6 million in 1998, and $94.3 million in 1997) have been included in operating costs and expenses as an offset to environmental expenses.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts of the Company's financial instruments have been determined by the Company using available market information and commonly accepted valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/ or estimation methodologies may have a material effect on the estimated fair values. The fair value estimates presented herein are based on information available to management as of December 31, 1999 and 1998. Such amounts have not been revalued since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

     The carrying values of cash and cash equivalents, short-term investments, restricted funds held by trustees, trade accounts receivable, trade accounts payable, financial instruments included in notes and other receivables and financial instruments included in other assets approximate their fair values principally because of the short-term maturities of these instruments.

                             WASTE MANAGEMENT, INC.

     The fair values of the Company's outstanding indebtedness is as follows (in thousands):

                                                             DECEMBER 31,
                                           -------------------------------------------------
                                                    1999                      1998
                                           -----------------------   -----------------------
                                                        ESTIMATED                 ESTIMATED
                                            CARRYING       FAIR       CARRYING       FAIR
                                             AMOUNT       VALUE        AMOUNT       VALUE
                                           ----------   ----------   ----------   ----------
Senior notes and debentures..............  $6,749,785   $6,185,236   $5,959,884   $6,202,556
4% Convertible subordinated notes due
  2002...................................     535,275      469,436      535,275      641,795
4 1/2% Convertible subordinated notes due
  2001...................................          --           --      148,370      232,985
5% Convertible subordinated debentures
  due 2006...............................          --           --      114,445      188,489
5.75% Convertible subordinated notes due
  2005...................................     426,726      353,500      453,680      442,928
Tax-exempt and project bonds.............   1,234,668    1,204,925    1,220,634    1,320,841
Other borrowings.........................   2,551,634    2,563,597    3,300,073    3,340,848

9. DERIVATIVE FINANCIAL INSTRUMENTS

     Interest rate agreements -- The Company has entered into interest rate swap agreements to balance fixed and floating rate debt in accordance with management's criteria (see Note 3). The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received are accrued in the consolidated financial statements as a part of interest expense on the underlying debt over the life of the agreements, and the swap is not recorded on the balance sheet. As of December 31, 1999, interest rate agreements in notional amounts and with terms as set forth in the following table were outstanding (in thousands):

                             NOTIONAL
                              AMOUNT
CURRENCY                 (IN U.S. DOLLARS)   RECEIVE      PAY            MATURITY DATE
--------                 -----------------   --------   --------   -------------------------
Dutch Guilder..........     $   27,600       Floating   Fixed      January 21, 2000
German Deutschemark....     $   25,750       Floating   Fixed      January 21, 2000
French Franc...........     $   30,600       Fixed      Floating   December 31, 2002
U.S. Dollar............     $   52,232       Floating   Fixed      Through December 31, 2012
U.S. Dollar............     $1,028,570       Fixed      Floating   Through April 1, 2010

     Commodity agreements -- The Company has entered into recycled paper swap agreements to help mitigate the price volatility of recycled paper. The agreements are contracts to exchange fixed and floating commodity prices over a fixed period of time. All of the Company's recyclable paper hedges are cash-settled on a monthly basis with the counterparty. At December 31, 1999 the Company had recycled paper swap agreements for a total notional amount of 14,100 tons per month expiring at various dates through February 2007 at a weighted average contract price of $66 per ton. These swap agreements are not recorded on the balance sheet.

     Fair values -- The fair values of the interest rate swaps and recycled paper swaps represent the amounts at which the agreements could be settled based on estimated market rates. At December 31, 1999, the Company would have had to pay $26.5 million and $4.5 million to settle the interest rate swap agreements and recycled paper swap agreements, respectively.

                             WASTE MANAGEMENT, INC.

10. CAPITAL STOCK

     The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation), and limitations. The Company currently has no issued or outstanding preferred stock.

     In 1999, the Company resolved certain litigation relating to stock-for-asset acquisitions through the issuance of approximately 1,125,000 shares of the Company's common stock, which were issued in February 2000.

     As discussed in Note 6, in 1999, certain of the Company's convertible subordinated notes and convertible subordinated debentures were converted into approximately 9.0 million shares of common stock.

     In June 1998, Eastern completed the registration and sale of approximately
8.6 million shares of its common stock at $26.38 per share (equivalent to approximately 5.5 million shares of the Company's common stock at $41.17 per share). This public offering included the sale of 500,000 shares of Eastern common stock by selling shareholders (equivalent to 320,300 shares of the Company's common stock). The net proceeds, after deducting fees and related costs, were approximately $205.0 million and were primarily used to repay debt under Eastern's credit facility and for general corporate purposes.

     As a condition to completing the WM Holdings Merger, during June 1998, WM Holdings sold 20.0 million shares of its common stock from its treasury (equivalent to 14.5 million shares of the Company's common stock) in an offering to the public. The net proceeds of approximately $607.0 million were used by WM Holdings to retire outstanding debt under its credit facilities.

     In June 1997, prior to the WM Holdings Merger, the Company acquired a majority of the Canadian solid waste businesses of WM Holdings in a purchase business combination for consideration that included approximately 1.7 million shares of the Company's common stock. WM Holdings sold its shares of the Company's common stock on the open market during December 1997 for approximately $65.0 million. Because the WM Holdings Merger was accounted for as a pooling of interests, WM Holdings' sale of its shares of the Company's common stock is treated as an equity offering to the public for financial reporting purposes.

     On March 3, 1997, prior to the United Merger, United completed a public offering in which it issued approximately 3.5 million shares of its common stock, priced at $36.50 per share (equivalent to 3.7 million shares of the Company's common stock, priced at $33.95 per share). The net proceeds of approximately $119.0 million were used to repay debt under United's credit facility, to fund acquisitions and for general corporate purposes.

     On February 7, 1997, the Company completed a public offering of 11.5 million shares of its common stock, priced at $35.13 per share. The net proceeds of approximately $387.4 million were primarily used to repay bank borrowings.

     In February 1997, the board of directors of WM Holdings authorized the repurchase of up to 50.0 million shares of its own common stock (equivalent to 36.3 million shares of the Company's common stock) in the open market, in privately negotiated transactions or through issuer tender offers. WM Holdings repurchased 30.0 million shares of its own common stock (equivalent to 21.8 million shares of the Company's common stock) through a "Dutch auction" tender offer in the second quarter of 1997.

     During 1994 through 1996, WM Holdings sold put options on 42.3 million shares of its common stock (equivalent to 30.7 million shares of the Company's common stock). The put options gave the holders the right at maturity to require WM Holdings to repurchase shares of its common stock at specified prices. Proceeds from the sale of put options were credited to additional paid-in capital. The amount WM Holdings

                             WASTE MANAGEMENT, INC.

would be obligated to pay to repurchase shares of its common stock if all outstanding put options were exercised was reclassified to a temporary equity account. In the event the options were exercised, WM Holdings had the right to pay the holder the difference in cash between the strike price and the market price of WM Holdings' shares, in lieu of repurchasing the stock. Options on 32.5 million shares expired unexercised, as the price of WM Holdings' stock was in excess of the strike price at maturity. WM Holdings repurchased 3.1 million shares of its common stock at a cost of $107.5 million, and 6.7 million options were settled for cash of $13.6 million. There were no put options outstanding at and subsequent to December 31, 1997.

     As of December 31, 1999, the Company is limited in its ability to pay dividends pursuant to its current credit agreements of amounts not to exceed $25.0 million per year. The Company declared cash dividends of approximately $6.2 million, $93.8 million, and $309.6 million to its shareholders during 1999, 1998, and 1997, respectively. Based on the Company's weighted average common shares outstanding, the cash dividends per common share were $0.01, $0.16, and $0.56 for 1999, 1998 and 1997, respectively.

11. COMMON STOCK OPTIONS AND WARRANTS

     The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has adopted the disclosure requirements of SFAS No. 123, which are included below.

     In accordance with the Company's 1993 Stock Option Incentive Plan, as amended (the "1993 Plan"), options to purchase 26.5 million shares of the Company's common stock may be granted to officers, directors, and key employees. Options are granted under the 1993 Plan at an exercise price which equals or exceeds the fair market value of the common stock on the date of grant, with various vesting periods, and expire up to ten years from the date of grant.

     Under the Company's 1996 Stock Option Plan for Non-Employee Directors ("1996 Directors Plan"), its directors who are not officers, full-time employees or consultants of the Company receive an annual grant of 10,000 options on each January 1. In accordance with the 1996 Directors Plan, options to purchase up to 1,400,000 shares of the Company's common stock may be granted, with one-year vesting periods and expiration dates ten years from the date of grant. Options may be granted at an exercise price which equals fair market value of the common stock on the date of grant.

     Stock options granted by the Company in 1999, 1998, and 1997 generally have ten-year terms. At the effective date of the United Merger, United stock options, whether or not such stock options had vested or had become exercisable, were canceled in exchange for shares of the Company's common stock equal in market value to the fair value of such United stock options, as determined by an independent third party. Stock options granted by WM Holdings prior to March 10, 1998, became fully vested upon consummation of the WM Holdings Merger, and certain of those include put provision benefits for up to a one-year period from the date of the WM Holdings Merger, which expired in 1999 (See Note 4). WM Holdings' options granted after March 10, 1998, continue to vest in accordance with their original vesting schedule of 3 years. All other stock options granted by merged entities continue to vest under varying vesting periods ranging from immediate vesting to five years following the date of the grant.

     The Company also has outstanding options and warrants related to various predecessor plans acquired through merger and acquisition activity.

                             WASTE MANAGEMENT, INC.

     The following table summarizes common stock option and warrant transactions under the aforementioned plans and various predecessor plans for 1999, 1998, and 1997:

                                                            OPTIONS AND   WEIGHTED AVERAGE
                                                             WARRANTS      EXERCISE PRICE
                                                            -----------   ----------------
                                                            (IN 000'S)
Outstanding at December 31, 1996..........................     37,911          $27.13
  Granted.................................................     10,424           35.20
  Exercised...............................................     (8,023)          17.26
  Forfeited...............................................     (2,681)          43.99
                                                              -------
Outstanding at December 31, 1997..........................     37,631           30.46
  Granted.................................................     10,645           43.92
  Assumed in acquisitions.................................      1,986           36.77
  Exercised...............................................     (8,593)          34.17
  Forfeited...............................................       (859)          45.33
                                                              -------
Outstanding at December 31, 1998..........................     40,810           32.72
  Granted.................................................      8,206           33.86
  Exercised...............................................    (11,685)          26.88
  Forfeited...............................................       (598)          51.54
                                                              -------
Outstanding at December 31, 1999..........................     36,733           34.53
                                                              =======
Exercisable at December 31, 1997..........................     20,440           30.34
Exercisable at December 31, 1998..........................     23,994           29.25
Exercisable at December 31, 1999..........................     22,055           33.93

     In addition to the options and warrants discussed above, the Company also has approximately 1.0 million warrants outstanding that were issued by United prior to the United Merger that have a weighted average exercise price of $20.96 per share.

     Outstanding and exercisable stock options and warrants at December 31, 1999, were as follows (in thousands):

                                                OUTSTANDING                               EXERCISABLE
                             -------------------------------------------------   ------------------------------
                             OPTIONS AND   WEIGHTED AVERAGE   WEIGHTED AVERAGE   OPTIONS AND   WEIGHTED AVERAGE
EXERCISE PRICE                WARRANTS      EXERCISE PRICE     REMAINING TERM     WARRANTS      EXERCISE PRICE
--------------               -----------   ----------------   ----------------   -----------   ----------------
$2.25 to $10.00............       445           $ 6.38           3.3 years            445           $ 6.38
$10.01 to $20.00...........     6,290            14.40           6.1 years          4,261            13.73
$20.01 to $30.00...........     8,036            24.52           6.4 years          4,266            25.72
$30.01 to $40.00...........     8,363            35.29           7.0 years          4,797            35.59
$40.01 to $50.00...........     6,153            45.55           5.1 years          5,364            45.39
$50.01 to $140.16..........     7,446            54.06           6.9 years          2,922            55.76
                               ------                                              ------
$2.25 to $140.16...........    36,733            34.53           6.3 years         22,055            33.93
                               ======                                              ======

     The weighted average fair value per share of common stock options and warrants granted during 1999, 1998 and 1997 were $16.17, $18.61, and $11.92, respectively. The fair value of each common stock option or warrant granted to employees or directors by the Company during 1999, 1998 and 1997 is estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0% to 2%, risk-free interest rates which vary for each grant and range from 4.63% to 7.67%, expected life of three to seven years for all grants, and stock price volatility primarily ranging from 25.2% to 41.9% for all three to seven year grants.

                             WASTE MANAGEMENT, INC.

     If the Company applied the recognition provisions of SFAS No. 123, the Company's net loss and loss per common share for 1999, 1998, and 1997 would approximate the pro forma amounts shown below (in thousands, except per share amounts):

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
Net loss:
  As reported.............................................  $(397,564)  $(770,702)  $(938,895)
  Pro forma...............................................   (479,455)   (833,014)   (978,831)
Basic loss per common share:
  As reported.............................................      (0.65)      (1.32)      (1.68)
  Pro forma...............................................      (0.78)      (1.43)      (1.76)
Diluted loss per common share:
  As reported.............................................      (0.65)      (1.32)      (1.68)
  Pro forma...............................................      (0.78)      (1.43)      (1.76)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future results or performance.

     Beginning in 1996, WM Holdings made grants of restricted stock. Compensation expense for grants of restricted shares was recognized ratably over the vesting period (generally five to ten years) and amounted to approximately $759,000 in 1998 through the date of the WM Holdings Merger and $2.4 million in 1997. The unamortized restricted stock of $9.2 million vested upon consummation of the WM Holdings Merger, and accordingly was included in merger costs in 1998.

     In November 1999, one of the Company's senior executives was granted 265,000 shares of restricted stock that vest in three equal installments over the next three years and 650,000 stock options that vest according to certain performance goals in lieu of the normal vesting schedules. Notwithstanding these performance goals, all of these options will vest no later than five years from the date of grant.

12. EMPLOYEE BENEFIT PLANS

     Effective January 1, 1999, the Waste Management Retirement Savings Plan and the Wheelabrator-Rust Savings and Retirement Plan were merged into the USA Waste Services, Inc. Employee Savings Plan, which was then renamed the Waste Management Retirement Savings Plan ("Savings Plan"). The Savings Plan covers employees (except those working subject to collective bargaining agreements which do not provide for coverage under such plans) following a 90 day waiting period after hire, and allows eligible employees to contribute up to 15% of their annual compensation, as limited by IRS regulations. Under the Savings Plan, the Company matches employee contributions up to 3% of their eligible compensation and matches 50% of employee contributions in excess of 3% but no more than 6% of eligible compensation. Both employee and Company contributions vest immediately. Charges to operations for the Company's defined contribution plans were $49.4 million, $69.7 million, and $42.3 million during 1999, 1998 and 1997, respectively.

     Certain of the Company's foreign subsidiaries participate in both defined benefit and defined contribution retirement plans for its employees in those countries. The projected benefit obligation of $64.8 million and $53.1 million, plan assets of $55.1 million and $43.7 million and unfunded liability of $9.8 million and $9.4 million as of December 31, 1999 and 1998, respectively, relating to the foreign subsidiaries' defined benefit plans are not included in the tables below primarily due to their insignificance and pending sale of the related operating companies. In addition to the pension plan for certain employees under collective bargaining agreements established at the end of 1998 (see below), other Company subsidiaries participate in various multi-employer pension plans and in two instances, site or contract specific plans, covering certain employees not covered under the Company's pension plan. These multi-employer plans are generally defined benefit

                             WASTE MANAGEMENT, INC.

plans; however, in many cases, specific benefit levels are not negotiated with or known by the employer contributors. The projected benefit obligation, plan assets and unfunded liability of the site or contract specific plans are not material and are not included in tables below. Contributions of $30.9 million, $25.8 million, and $18.6 million for subsidiaries' defined benefit plans were charged to operations in 1999, 1998 and 1997, respectively.

     The Company had a qualified defined benefit pension plan (the "Plan") for all eligible non-union domestic employees of WM Holdings which, as discussed below, was terminated as of October 31, 1999 in connection with the WM Holdings Merger. Throughout the life of the Plan, benefits were based on the employee's years of service and compensation during the highest five consecutive years out of the last ten years of employment. The Company's funding policy was to contribute annually an amount determined in consultation with its actuaries, approximately equal to pension expense, except as may be limited by the requirements of the Employee Retirement Income Security Act ("ERISA"). An actuarial valuation report was prepared for the Plan as of September 30 each year and used, as permitted by the SFAS No. 87, Employers Accounting for Pensions, for the year-end disclosures.

     In connection with the WM Holdings Merger, the Company ceased benefit accruals for the Plan as of December 31, 1998. The Company planned to liquidate the Plan's assets and settle its obligations to participants, except as related to certain employees participating under collective bargaining agreements, whose benefits were transferred to a newly created plan effective October 1, 1998. As required under SFAS No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, this decision has resulted in a curtailment expense charge in unusual items of $34.7 million in 1998. The Plan was officially terminated as of October 31, 1999. The Company contributed approximately $43.4 million to the Plan's trusts during 1999 and expects payments of approximately $185 million to be made through 2000 relating to the termination of the Plan. The actual charge to expense of settling the Plan will be recorded as settlements occur.

     Also in conjunction with the WM Holdings Merger, the Company has terminated certain non-qualified supplemental benefit plans for certain officers and non-officer managers, the most significant plan being the WM Holdings' Supplemental Executive Retirement Plan ("SERP") (collectively the "Supplemental Plans"). The curtailment and settlement loss related to these plans of $62.0 million was recorded in unusual items in 1998.

     WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible employees. In conjunction with the WM Holdings Merger, the Company limited participation in these plans to participating retired employees as of December 31, 1998.

                             WASTE MANAGEMENT, INC.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and the fair value of assets over the two-year period ending December 31, 1999, and a statement of the funded status as of December 31 of both years (in thousands):

                                             PENSION BENEFITS        OTHER BENEFITS
                                           ---------------------   -------------------
                                             1999        1998        1999       1998
                                           ---------   ---------   --------   --------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of
     year................................  $ 471,768   $ 328,892   $ 53,723   $ 64,482
  Service cost...........................      1,208      17,892         --      1,783
  Interest cost..........................     23,306      23,944      3,478      4,535
  Plan participants' contributions.......         --          --        400        300
  Amendments.............................         --      23,372         --    (24,188)
  Actuarial loss.........................     73,171      90,346      1,638      4,651
  Benefits paid..........................     (8,021)    (11,928)    (4,100)    (1,925)
  Curtailments...........................         --      52,209         --      4,085
  Settlements............................         --     (52,959)        --         --
                                           ---------   ---------   --------   --------
  Benefit obligation at end of year......  $ 561,432   $ 471,768   $ 55,139   $ 53,723
                                           =========   =========   ========   ========
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning
     of year.............................  $ 319,278   $ 264,870   $     --   $     --
  Actual return on plan assets...........    (18,758)     29,310         --         --
  Employer contributions.................     43,391      89,985      3,700      1,625
  Plan participants' contributions.......         --          --        400        300
  Benefits paid..........................     (8,021)    (11,928)    (4,100)    (1,925)
  Settlements............................         --     (52,959)        --         --
                                           ---------   ---------   --------   --------
  Fair value of plan assets at end of
     year................................  $ 335,890   $ 319,278   $     --   $     --
                                           =========   =========   ========   ========
FUNDED STATUS:
  Funded status at December 31...........  $(225,542)  $(152,490)  $(55,139)  $(53,723)
  Unrecognized transition (asset)
     obligation..........................         --      (1,430)        --         --
  Unrecognized net actuarial loss........    223,246     123,554      2,107        469
  Unrecognized prior service cost........         --         (10)   (19,076)   (20,576)
                                           ---------   ---------   --------   --------
  Net amount recognized..................  $  (2,296)  $ (30,376)  $(72,108)  $(73,830)
                                           =========   =========   ========   ========

     The following table provides the amounts recognized in the consolidated balance sheets as of December 31 of both years (in thousands):

                                             PENSION BENEFITS        OTHER BENEFITS
                                           ---------------------   -------------------
                                             1999        1998        1999       1998
                                           ---------   ---------   --------   --------
Prepaid benefit cost.....................  $  36,604   $   8,220   $     --   $     --
Accrued benefit liability................    (38,900)    (38,596)   (72,108)   (73,830)
Minimum pension liability................   (221,605)   (118,871)        --         --
Accumulated other comprehensive income
  before tax benefit.....................    221,605     118,871         --         --
                                           ---------   ---------   --------   --------
Net amount recognized....................  $  (2,296)  $ (30,376)  $(72,108)  $(73,830)
                                           =========   =========   ========   ========

                             WASTE MANAGEMENT, INC.

     The following table provides the components of net periodic benefit cost for 1999, 1998, and 1997 (in thousands):

                                                 PENSION BENEFITS               OTHER BENEFITS
                                          ------------------------------   -------------------------
                                            1999       1998       1997      1999      1998     1997
                                          --------   --------   --------   -------   ------   ------
Components of net periodic benefit cost:
  Service cost..........................  $  1,208   $ 17,892   $ 14,720   $    --   $1,783   $1,212
  Interest cost.........................    23,306     23,944     20,877     3,478    4,535    4,538
  Expected return on plan assets........   (17,001)   (20,954)   (17,084)       --       --       --
  Amortization of transition asset......    (1,430)    (1,430)    (1,430)   (1,500)      --       --
  Amortization of prior service cost....        (5)       (35)       202        --      278       --
  Amortization of net (gain) loss.......     9,233      8,450      4,772        --     (445)    (253)
                                          --------   --------   --------   -------   ------   ------
     Net periodic benefit cost..........    15,311     27,867     22,057     1,978    6,151    5,497
  Curtailment loss (included in asset
     impairments and unusual items).....        --     53,208         --        --       --       --
  Settlement loss (included in asset
     impairments and unusual items).....        --     43,495         --        --       --       --
                                          --------   --------   --------   -------   ------   ------
          Net periodic benefit cost
            after curtailments and
            settlements.................  $ 15,311   $124,570   $ 22,057   $ 1,978   $6,151   $5,497
                                          ========   ========   ========   =======   ======   ======

     The assumptions used in the measurement of the Company's benefit obligations are shown in the following table (weighted average assumptions as of December 31):

                                                           PENSION BENEFITS    OTHER BENEFITS
                                                           -----------------   ---------------
                                                            1999       1998     1999     1998
                                                           ------     ------   ------   ------
Discount rate............................................   5.83%      6.25%    7.50%    6.50%
Expected return on plan assets...........................   6.11%      9.00%     n/a      n/a
Rate of compensation.....................................   3.50%      3.50%     n/a      n/a

     The assumptions used for discount rate and expected long-term rate of return on assets in the 1999 disclosure reflect the weighted average assumptions for the terminated and ongoing plans. Since the terminating Waste Management, Inc. Pension Plan is large relative to other plans, the assumptions applicable to this plan are the main factor in these weighted average assumptions. The assumptions for the terminating plan reflect the assumptions used in settling this plan (lump sum interest rates and annuity purchase rates) and the return on the immunized assets for this plan. A discount rate of 7.5% and an expected long term rate of return of 9.0% are used for the ongoing plan.

     The principal element of the "other benefits" referred to above is the post-retirement health care plan. Participants in the WM Holdings post-retirement plan contribute to the cost of the benefit, and for retirees since January 1, 1992, the Company's contribution is capped at between $0 and $600 per month per retiree, based on years of service. For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care claims was assumed for 1999 (being an average of the rate used by all plans); the rate was assumed to decrease to 6.0% in 2004 and remain at that level thereafter. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

                                                              1% INCREASE   1% DECREASE
                                                              -----------   -----------
Effect on total of service and interest components of net
  periodic post-retirement health care benefit cost.........    $  260        $  (239)
Effect on the health care component of the accumulated post-
  retirement benefit obligation.............................    $3,972        $(3,664)

                             WASTE MANAGEMENT, INC.

     In 1998, WM Holdings merged the Employee Stock Ownership Plan that was initially established for eligible WM Holdings' employees in 1988, into the Waste Management Retirement Savings Plan, which has since been merged into the Savings Plan. During 1994, WM Holdings established an Employee Stock Benefit Trust ("Trust") and sold 12.6 million shares of its treasury stock to the Trust in return for a 30-year, 7.33% note with interest payable quarterly and principal due at maturity. WM Holdings has agreed to contribute to the Trust each quarter funds sufficient, when added to dividends on the shares held by the Trust, to pay interest on the note as well as principal outstanding at maturity. At the direction of an administrative committee, the trustee will use the shares or proceeds from the sale of shares to pay employee benefits, and to the extent of such payments by the Trust, the Company will forgive principal and interest on the note. The shares of common stock issued to the Trust are not considered to be outstanding in the computation of earnings per share until the shares are utilized to fund obligations for which the Trust was established. Changes in the market value of these shares are reflected as adjustments in additional paid-in-capital.

13. INCOME TAXES

     For financial reporting purposes, loss from continuing operations before income taxes, showing domestic and international sources, is as follows (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1999        1998        1997
                                                    ---------   ---------   ---------
Domestic..........................................  $ (41,588)  $(896,875)  $(865,783)
International.....................................   (121,144)    196,996     203,286
                                                    ---------   ---------   ---------
  Loss from continuing operations.................  $(162,732)  $(699,879)  $(662,497)
                                                    =========   =========   =========

     The provision for income taxes on continuing operations consists of the following (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1999        1998        1997
                                                    ---------   ---------   ---------
Current:
  Federal.........................................  $(149,519)  $ 356,056   $ 569,935
  State...........................................    (19,265)     88,484      83,592
  Foreign.........................................     83,284      72,541      85,357
                                                    ---------   ---------   ---------
                                                      (85,500)    517,081     738,884
                                                    ---------   ---------   ---------
Deferred:
  Federal.........................................    270,499    (463,635)   (369,408)
  State...........................................     39,621     (51,889)    (27,271)
  Foreign.........................................      7,699      65,366      21,136
                                                    ---------   ---------   ---------
                                                      317,819    (450,158)   (375,543)
                                                    ---------   ---------   ---------
          Provision for income taxes..............  $ 232,319   $  66,923   $ 363,341
                                                    =========   =========   =========

                             WASTE MANAGEMENT, INC.

     The federal statutory rate is reconciled to the effective rate as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999       1998      1997
                                                          -------    ------    ------
Income tax benefit at federal statutory rate............   (35.00)%  (35.00)%  (35.00)%
State and local income taxes, net of federal income tax
  benefit...............................................    19.31      3.23      5.51
Nondeductible costs relating to acquired intangibles....    22.01     16.85     30.88
Nondeductible merger costs..............................       --      8.22      1.40
Writedown of investments in subsidiary..................    74.85        --      6.46
Minority interest.......................................     5.20      0.82      2.40
Deferred tax valuation and other tax reserves...........    25.24      8.79     40.11
Federal tax on foreign income...........................    30.30      4.35      0.30
Nonconventional fuel tax credit.........................       --     (3.61)    (2.80)
Other...................................................     0.85      5.91      5.59
                                                          -------    ------    ------
  Provision for income taxes............................   142.76%     9.56%    54.85%
                                                          =======    ======    ======

     The components of the net deferred tax assets (liabilities), excluding $80 million of net deferred tax liability related to operations held for sale, are as follows (in thousands):

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Deferred tax assets:
  Net operating loss, capital loss and tax credit
     carryforwards.........................................  $   244,228   $   322,129
  Environmental and other reserves.........................    1,020,880       670,502
  Reserves not deductible until paid.......................      205,245       178,608
                                                             -----------   -----------
          Subtotal.........................................    1,470,353     1,171,239
                                                             -----------   -----------
Deferred tax liabilities:
  Property, equipment, intangible assets, and other........   (1,573,893)   (1,072,138)
Valuation allowance........................................     (327,929)     (331,592)
                                                             -----------   -----------
          Net deferred tax liabilities.....................  $  (431,469)  $  (232,491)
                                                             ===========   ===========

     At December 31, 1999 the Company's subsidiaries have approximately $142.4 million of federal net operating loss ("NOL") carryforwards, $1.8 billion of state NOL carryforwards, and $522.5 million of foreign NOL carryforwards. Foreign NOL carryforwards of approximately $287.3 million may be carried forward indefinitely; the remaining NOL carryforwards have expiration dates through 2019. The Company's subsidiaries have approximately $1.0 million of alternative minimum tax credit carryforwards that may be used indefinitely; state tax credit carryforwards of $13.6 million; federal investment tax credit carryforwards of approximately $0.1 million; and foreign tax credit carryforwards of $50.7 million. Certain foreign NOL carryforwards are included in operations held for sale.

     Valuation allowances have been established for uncertainties in realizing the benefit of tax loss and credit carryforwards. While the Company expects to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation. The valuation allowance increased approximately $121.2 million and $98.8 million in 1999 and 1998, respectively, primarily due to the uncertainty of realizing foreign tax credits and NOL carryforwards. However, valuation allowances of $124 million for certain foreign deferred tax assets are included in operations held for sale.

     Prior to the Board of Directors' adoption of the strategic plan in August 1999, which included the divestiture of the Company's WM International operations, the Company did not provide for United States income taxes on unremitted earnings of foreign subsidiaries as it was the intention of management to reinvest the unremitted earnings in its foreign operations. Since the adoption of the strategic plan in August 1999, the

                             WASTE MANAGEMENT, INC.

Company has provided for United States income taxes on unremitted foreign earnings on its international operations other than in Canada. The amount of United States income tax provided for the repatriation of its international operations other than in Canada in 1999 is approximately $13.0 million. With respect to its Canadian operations, the Company intends to reinvest its earnings. Unremitted earnings in Canada are approximately $28.0 million at December 31, 1999. It is not practicable to determine the amount of United States income taxes that would be payable upon remittance of the assets that represent those earnings.

14. SEGMENT AND RELATED INFORMATION

     The Company's North American solid waste management operations represent approximately $10.7 billion of operating revenues, $1.6 billion of earnings before interest and tax ("EBIT"), and $17.2 billion of total assets in 1999, and is the Company's principal reportable segment. This segment provides integrated waste management services consisting of collection, transfer, disposal (solid waste landfill, hazardous waste landfill and waste-to-energy facilities), recycling, and other miscellaneous services to commercial, industrial, municipal and residential customers in North America, including the United States and Puerto Rico, Mexico and Canada. Similar operations in international markets outside of North America are disclosed as a separate segment under WM International, which includes operations in Europe, the Pacific Rim, South America and Israel. The Company's other reportable segment consists of non-solid waste services, aggregated as a single segment for this reporting presentation. The non-solid waste segment includes other hazardous waste services such as chemical waste management services and low-level and other radioactive waste management services, the Company's independent power projects, and other non-solid waste services to commercial, industrial and government customers, and includes business lines that are being actively marketed and considered to be held for sale. No single customer accounted for 10% or more of consolidated revenues in any year presented.

     Certain of the services provided by the Company are subject to extensive and evolving federal, state, and local environmental laws and regulations in the United States and elsewhere that have been enacted in response to technological advances and the public's increased concern over environmental issues. Refer to Notes 7 and 18 for a further discussion of regulatory issues.

     Summarized financial information concerning the Company's reportable segments for the respective years ended December 31, is shown in the following table. Prior period information has been restated to conform to the segments described above, which are based on the structure and internal organization of the Company as of December 31, 1999 (in thousands):

                               NORTH AMERICAN                      NON-SOLID     CORPORATE
                                SOLID WASTE     WM INTERNATIONAL     WASTE      FUNCTIONS(A)      TOTAL
                               --------------   ----------------   ----------   ------------   -----------
1999
  Net operating
     revenues(b).............   $10,689,062        $1,650,860      $  786,998    $       --    $13,126,920
  Earnings before interest
     and taxes
     (EBIT)(c),(d)...........     1,635,198           211,713          35,784      (559,270)     1,323,425
  Depreciation and
     amortization............     1,362,266           148,267          24,645        78,987      1,614,165
  Capital expenditures.......     1,085,581           206,538          16,580        17,984      1,326,683
  Total assets(d)............    17,206,643         2,914,698       1,477,786     1,082,297     22,681,424
1998
  Net operating
     revenues(b).............   $10,142,778        $1,533,635      $  949,356    $       --    $12,625,769
  Earnings before interest
     and taxes
     (EBIT)(c),(d)...........     2,478,733           132,937         103,443      (204,043)     2,511,070
  Depreciation and
     amortization............     1,241,330           169,051          43,579        44,752      1,498,712
  Capital expenditures.......     1,438,458           166,035          34,605        12,391      1,651,489
  Total assets(d)............    17,713,393         3,107,968       1,010,565     1,050,238     22,882,164

                             WASTE MANAGEMENT, INC.

                               NORTH AMERICAN                      NON-SOLID     CORPORATE
                                SOLID WASTE     WM INTERNATIONAL     WASTE      FUNCTIONS(A)      TOTAL
                               --------------   ----------------   ----------   ------------   -----------
1997
  Net operating
     revenues(b).............   $ 9,244,910        $1,789,988      $  937,600    $       --    $11,972,498
  Earnings before interest
     and taxes
     (EBIT)(c),(d)...........     1,790,027           187,619          96,082      (413,814)     1,659,914
  Depreciation and
     amortization............     1,086,547           181,353          55,258        68,652      1,391,810
  Capital expenditures.......     1,128,904           150,908          29,337        23,058      1,332,207
  Total assets(d)............    15,067,951         3,055,634       1,222,464       810,375     20,156,424

---------------

a) Corporate functions include the corporate treasury function (except for limited amounts of locally negotiated and managed project debt), administration of corporate tax function, the corporate insurance function and management of closed landfill and related insurance recovery functions, along with other typical administrative functions.

b) Non-solid waste revenues are net of inter-segment revenue with North American solid waste of $45.7 million, $122.4 million, and $86.4 million in 1999, 1998, and 1997, respectively. There are no other significant sales between segments.

c) For those items included in the determination of EBIT (the earnings measurement used by management to evaluate operating performance), the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies.

d) There are no material asymmetrical allocations of EBIT versus assets between segments or corporate. Certain asset impairments and unusual items reported in the reconciliation of EBIT to reported net loss below, however, have resulted in adjustments to assets ultimately reflected on segment balance sheets. Assets are net of inter-segment receivables and investments.

     The reconciliation of total EBIT reported above to net loss is as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1999         1998         1997
                                                   ----------   ----------   ----------
EBIT, as reported above..........................  $1,323,425   $2,511,070   $1,659,914
(Plus) less:
  Merger and acquisition related costs...........      44,634    1,807,245      112,748
  Asset impairments and unusual items............     738,837      864,063    1,771,145
  Income (loss) from continuing operations held
     for sale....................................          --          151        9,930
  Interest expense...............................     769,655      681,457      555,576
  Interest income................................     (38,497)     (26,829)     (45,214)
  Minority interest..............................      24,181       24,254       45,442
  Other income, net..............................     (52,653)    (139,392)    (127,216)
                                                   ----------   ----------   ----------
Loss from continuing operations before income
  taxes..........................................    (162,732)    (699,879)    (662,497)
Provision for income taxes.......................     232,319       66,923      363,341
                                                   ----------   ----------   ----------
Loss from continuing operations..................    (395,051)    (766,802)  (1,025,838)
Discontinued operations..........................          --           --      (95,688)
Extraordinary loss...............................       2,513        3,900        6,809
Cumulative effect of change in accounting
  principle......................................          --           --        1,936
                                                   ----------   ----------   ----------
          Net loss...............................  $ (397,564)  $ (770,702)  $ (938,895)
                                                   ==========   ==========   ==========

     In 1999, the Company operated outside the United States and Puerto Rico through its subsidiaries in nine countries in Europe, seven countries in the Pacific Rim, Canada, Mexico, Brazil, and Argentina. The Company's WM International operations, as well as certain of the Company's operations in Mexico (which is

                             WASTE MANAGEMENT, INC.

considered NASW), have their property and equipment reflected in current operations held for sale. Operating revenues and property and equipment (net) relating to operations in the United States and Puerto Rico, Europe, Canada and all other geographic areas ("other foreign") are as follows (in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1999          1998          1997
                                                -----------   -----------   -----------
Operating revenues:
  United States...............................  $11,015,291   $10,604,224   $ 9,707,546
  Europe......................................    1,354,759     1,264,209     1,406,026
  Canada......................................      408,615       425,531       412,633
  Other foreign...............................      348,255       331,805       446,293
                                                -----------   -----------   -----------
          Total...............................  $13,126,920   $12,625,769   $11,972,498
                                                ===========   ===========   ===========

                                                          AS OF DECEMBER 31,
                                                ---------------------------------------
                                                   1999          1998          1997
                                                -----------   -----------   -----------
Property and equipment, net:
  United States...............................  $ 9,468,175     9,773,763   $ 9,187,923
  Europe......................................           --       841,418       903,174
  Canada......................................      835,628       840,887       906,142
  Other foreign...............................           --       169,589       191,291
                                                -----------   -----------   -----------
          Total...............................  $10,303,803   $11,625,657   $11,188,530
                                                ===========   ===========   ===========

     The Company operates facilities in Hong Kong which are owned by the Hong Kong government. The Hong Kong economy has been impacted by the economic uncertainty associated with many of the countries in the region. High and volatile interest rates have resulted from speculation regarding its currency. The Company also has operations in Indonesia, Brazil, and an office in Thailand. These countries have experienced illiquidity, volatile currency exchange rates and interest rates, and reduced economic activity. The Company will be affected for the foreseeable future by economic conditions in this region, although it is not possible to determine the extent of such impact. For 1999, the Company recorded $96.1 million of revenues in the above Asian countries (including Hong
Kong). Income from continuing operations before income taxes from Hong Kong was $26.5 million in 1999. Income from Indonesia, Thailand and Brazil has not been significant to date.

15. ASSET IMPAIRMENTS AND UNUSUAL ITEMS

     In 1999, 1998 and 1997, the Company recorded certain charges for asset impairments and unusual items. Fair values for asset impairment losses were determined for landfills, hazardous waste facilities, recycling investments and other facilities, primarily based on future cash flow projections discounted back using discount rates appropriate for the risks involved with the specific assets, or offers from interested third parties. For surplus real estate, third party bids, market opinions and appraisals were used to determine fair value. In determining fair values for abandoned projects and vehicles to be sold, recoverable salvage values were determined using market estimates. Impaired assets to be sold are primarily businesses to be sold (see Note 19) and surplus real estate. The Company provides for losses in connection with long-term waste service contracts where an obligation exists to perform services and when it becomes evident the projected direct and incremental contract costs will exceed the related contract revenues. In general, these losses relate to contracts with remaining average duration of five years.

                             WASTE MANAGEMENT, INC.

     The following is a summary of asset impairments and unusual items that are reflected in the Company's financial statements for 1999 (in millions):

Held for sale adjustments...................................  $443.0
Asset impairments (excluding held for sale adjustments).....   194.2
Changes in estimates relating to the reassessment of
  ultimate losses for certain legal issues and related
  costs.....................................................    91.7
Net pension costs related to the WM Holdings' defined
  benefit plan which was terminated as of October 31,
  1999......................................................    13.1
Adjustments to certain losses on contractual commitments....    (3.2)
                                                              ------
          Total.............................................  $738.8
                                                              ======

     In August 1999, the Company's Board of Directors adopted a strategic plan that includes the divestiture of its WM International operations and certain other businesses. (See Note 14, "Segment and Related Information" and Note 19, "Operations Held for Sale" for further discussion of the Company's international operations). Based primarily on preliminary bids from interested parties, these and certain other assets which were identified as "held for sale" during the third quarter were written down to fair value less cost to sell in accordance with SFAS No. 121, resulting in a pre-tax charge of approximately $414.3 million at September 30, 1999. These assets were considered to be held for use for periods prior to the third quarter of 1999 and did not meet the criteria for impairment recognition as a held for use asset, and therefore, were not considered impaired for periods prior to the third quarter of 1999. The assets which were identified as held for sale and subject to adjustment include, among others, the Company's WM International operations, the Company's nuclear services disposal site operations and certain NASW operations that are not essential parts of the Company's network. Revisions to the third quarter estimates were required due to revisions in estimated proceeds and certain changes in business plans during the fourth quarter. These revisions resulted in a net increase to the charge of $18.5 million. That amount includes a reduction of $30 million relating to assets in a single market that have been reclassified from held for sale assets to operating assets, based on new facts and business judgments, that have developed through February 2000. Based on these new facts and business judgements the Company has determined not to divest those assets, and those assets are not impaired as operating assets. Accordingly, the impairment recorded in the third quarter of 1999 was reversed in the same statement of operations caption originally reported, with no net effect for the year ended December 31, 1999. The remaining $10.2 million of held for sale adjustments primarily resulted from revisions of estimated proceeds related to surplus real estate. See Note 19 for further analysis of operations held for sale.

     The Company recorded asset impairments of $178.3 million during the third quarter of 1999 (see Note 2 "1999 Accounting Charges and Adjustments") and $15.9 million during the fourth quarter of 1999 related to several landfill sites and certain other operating assets. Included in this amount is $76.0 million related to the abandonment or closure of facilities resulting from the Company's recent business decisions regarding optimal operating strategies in specific markets in which the Company operates, or consideration of new facts or circumstances during 1999. Also included in the amount is $40.4 million which is primarily the result of permit denials and other regulatory problems during the third quarter of 1999, which is one of the many types of facts and circumstances that may from time to time trigger impairments, and which may occasionally overlap with other triggering events or result in abandonment or closure.

     The Company recorded $91.7 million related to the reassessment of ultimate losses for certain legal issues related to the WM Holdings Merger, which primarily included increases to its legal reserves in response to developments in connection with WM Holdings' restatement of earnings in February 1998. These legal developments caused the Company to evaluate the numerous shareholder cases filed against WM Holdings and to reassess the range of exposure.

                             WASTE MANAGEMENT, INC.

     The Company is in the process of settling its obligations under the WM Holdings' defined benefit plan which was terminated as of October 31, 1999 (see
Note 12). The Company has included $13.1 million related to the current year recognition of net pension costs associated with the terminated plan and will incur similar charges in future periods until all participants have been paid the termination benefits.

     The following is a summary of asset impairments and unusual items that are reflected in the Company's consolidated financial statements for 1998 (in millions):

Provision for losses on contractual commitments.............   $115.6
Changes in estimates relating to the reassessment of
  ultimate losses for certain legal and remediation
  issues....................................................    331.9
Write-down to estimated net sales proceeds of businesses to
  be sold...................................................    195.1
Curtailment and settlement costs of terminating the defined
  benefit pension plan (Note 12)............................     34.7
Compensation charges for the liquidation of WM Holdings'
  SERP (Note 12) and other supplemental plans...............     72.2
Put provisions of certain WM Holdings' stock options as a
  result of change in control provisions....................    114.6
                                                               ------
          Total.............................................   $864.1
                                                               ======

     In 1998, the Company increased its reserves for certain legal and environmental remediation issues as a result of management's emphasis to resolve and settle certain issues relating primarily to WM Holdings, including a class action securities litigation against WM Holdings.

     Certain WM Holdings' employee stock option plans included change of control provisions that were activated as a result of the WM Holdings Merger whereby the option holder received certain put rights that require charges to earnings through the put periods. The charge to pre-tax earnings as a result of these put rights was $114.6 million in the third quarter of 1998. To the extent the future market value of the Company's common stock exceeded $54.34 per share at the end of a quarter (the "measurement date"), the Company was required to record additional charges to earnings through July 16, 1999, at which time all put rights expired. As the market value of the Company's common stock was less than $54.34 per share on each measurement date, there were no additional charges to earnings related to the put rights.

     The following is a summary of asset impairments and unusual items reflected in the Company's consolidated financial statements for 1997 (in millions):

Asset impairments:
  Landfills, related primarily to management decisions to
     abandon expansions and development projects due to
     political or competitive factors, which will result in
     closure earlier than previously expected (includes
     $233.8 for hazardous waste sites)......................  $  592.9
  Hazardous waste facilities, resulting from continuing
     market deterioration, increased competition, excess
     capacity and changing regulation.......................     131.4
  Goodwill, primarily related to landfills and hazardous
     waste facilities impaired (including $411.0 related to
     hazardous waste business)..............................     433.4
  Write-down of WTI long-lived assets, including $47.1
     related to a wood waste burning independent power
     production facility....................................      57.2
  Recycling investments, related primarily to continued
     pricing, overcapacity and competitive factors..........      21.5
  Write-down to estimated net realizable value of trucks to
     be sold as a result of new fleet management policy
     (Note 5)...............................................      70.9
  Write-down to estimated net sales proceeds of businesses
     to be sold (Note 19)...................................     122.2
  Abandoned equipment and facilities........................      37.3

                             WASTE MANAGEMENT, INC.

  Surplus real estate.......................................      38.2
Provisions for losses on contractual commitments............     120.2
Severance for terminated employees..........................      41.6
Special charge for international operations, primarily costs of demobilization in Argentina following the expiration of the City of Buenos Aires contract, divestiture or closure
  of underperforming businesses (primarily in Italy and
  Germany) and abandonment of projects (primarily in
  Germany)..................................................     104.3
                                                              --------
          Total.............................................  $1,771.1
                                                              ========

16. EARNINGS PER SHARE

     The following reconciles the number of common shares outstanding at December 31 of each year to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and dilutive earnings per common share, respectively (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
Number of common shares outstanding.....................  619,317   600,351   556,546
Effect of using weighted average common shares
  outstanding...........................................   (6,385)  (16,050)    1,129
                                                          -------   -------   -------
Weighted average number of common shares outstanding....  612,932   584,301   557,675
                                                          =======   =======   =======

     For all periods presented, the effect of the Company's common stock options and warrants and the effect of the Company's convertible subordinated notes and debentures are excluded from the dilutive earnings per share calculation since inclusion of such items would be antidilutive.

     At December 31, 1999, there were approximately 59.7 million shares of common stock potentially issuable with respect to stock options, warrants, and convertible debt, which could dilute basic earnings per share in the future.

17. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents the change in the Company's equity from transactions and other events and circumstances from nonowner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income (loss) are as follows for the periods indicated (in thousands):

                                                                  MINIMUM       ACCUMULATED
                                                    FOREIGN       PENSION          OTHER
                                                   CURRENCY      LIABILITY     COMPREHENSIVE
                                                  TRANSLATION    ADJUSTMENT       INCOME
                                                  ADJUSTMENT    (NET OF TAX)      (LOSS)
                                                  -----------   ------------   -------------
Balance, December 31, 1997......................   $(275,800)    $  (7,393)      $(283,193)
  Current-period change.........................     (77,842)      (59,769)       (137,611)
                                                   ---------     ---------       ---------
Balance, December 31, 1998......................    (353,642)      (67,162)       (420,804)
  Current-period change.........................     (76,438)      (65,844)       (142,282)
                                                   ---------     ---------       ---------
Balance, December 31, 1999......................   $(430,080)    $(133,006)      $(563,086)
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

                             WASTE MANAGEMENT, INC.

comprehensive income. The Company expects to settle the obligations at various dates in 2000, at which time settlement expense will be recorded and adjustments to other comprehensive income will be made.

     As discussed in Note 1, the Company adopted a strategic plan in August 1999 one element of which is to pursue the divestiture of its WM International operations. Of the $430.1 million in foreign currency translation adjustment within accumulated other comprehensive income (loss), approximately $344.9 million relates to the Company's WM International operations. Upon the divestiture of the Company's WM International operations, the foreign currency translation losses that are included in accumulated other comprehensive income
(loss) will be recognized in the Company's statement of operations as a component of such operations (decreasing any gain, or increasing any loss). The foreign currency translation loss for the Company's WM International operations was $344.9 million at December 31, 1999; however, that amount will fluctuate from period to period with the change in foreign currency exchange rates.

18. COMMITMENTS AND CONTINGENCIES

     Operating leases -- The Company leases certain of its operating and office facilities for various terms. Lease expense aggregated $189.3 million, $194.9 million and $189.9 million during 1999, 1998 and 1997, respectively. These amounts include rents under long-term leases, short-term cancelable leases and rents charged as a percentage of revenue, but are exclusive of financing leases which are capitalized for accounting purposes.

     The long-term rental obligations as of December 31, 1999 are due in the following years (in thousands):

2000....................................................   $  148,257
2001....................................................      135,072
2002....................................................      121,848
2003....................................................      109,030
2004....................................................      109,228
2005 to 2009............................................      351,496
2010 and thereafter.....................................       68,197
                                                           ----------
                                                           $1,043,128
                                                           ==========

     Financial instruments -- Letters of credit, performance bonds and other guarantees have been provided by the Company to support tax-exempt bonds, performance of landfill final closure and post-closure requirements, insurance contracts, and other contracts. Total letters of credit, performance bonds, insurance policies, and other guarantees outstanding at December 31, 1999 aggregated approximately $5.2 billion. The insurance policies are issued by a wholly-owned insurance company subsidiary, the sole business of which is to issue such policies to customers of the Company and its subsidiaries. Approximately $87.4 million (at fair market value) of the Company's assets have been contributed to this subsidiary to meet regulatory minimum capital requirements. In those instances where the use of captive insurance is not acceptable, the Company has available alternative bonding mechanisms. The Company has not experienced difficulty in obtaining performance bonds or letters of credit for its current operations. Because virtually no claims have been made against these financial instruments in the past, management does not expect these instruments will have a material adverse effect on the Company's consolidated financial statements.

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

                             WASTE MANAGEMENT, INC.

     As part of its ongoing operations, the Company provides for the present value of estimated final closure and post-closure monitoring costs over the estimated operating life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 84 sites listed on the NPL as of December 31, 1999. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

     Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services industry, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the nonexistence or inability of other potentially responsible third parties to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material.

     Litigation -- In November and December 1997, several alleged purchasers of WM Holdings securities (including but not limited to common stock), who allegedly bought their securities during 1996 and 1997, brought fourteen purported class action lawsuits against WM Holdings and several of its current and former officers and directors in the United States District Court for the Northern District of Illinois. Each of these lawsuits asserted that the defendants violated the federal securities laws by issuing allegedly false and misleading statements in 1996 and 1997 about WM Holdings' financial condition and results of operations. In January 1998, the 14 putative class actions were consolidated before one judge and in February 1998, WM Holdings announced a restatement of prior-period earnings for 1991 and earlier as well as for 1992 through 1996 and the first three quarters of 1997. In July 1998, the class plaintiffs filed an amended complaint against WM Holdings, its outside auditor, and five of WM Holdings' former officers. The amended complaint sought recovery on behalf of a proposed class of all purchasers of WM Holdings' securities between May 29, 1995, and October 30, 1997. The amended complaint alleged, among other things, that WM Holdings filed false and misleading financial statements beginning in 1991 and continuing through October 1997 and sought recovery for alleged violations of the federal securities laws between May 1995 and October 1997.

     In December 1998, the Company announced an agreement to settle the consolidated action against all defendants and the establishment of a settlement fund of $220 million for the class of open market purchasers of WM Holdings securities between November 3, 1994, and February 24, 1998. On September 17, 1999, the United States District Court for the Northern District of Illinois gave final approval to the settlement after a hearing. There were no objections to the fairness or adequacy of the settlement fund.

     In January 2000, the Company settled two actions, one pending in Illinois State court and the other in Florida Federal court, arising out of the same set of facts as the above federal action brought by open market purchasers of WM Holdings' securities.

     Additionally, there are several other actions and claims, which arise out of the same set of facts, that have been brought by business owners who received WM Holdings common stock in the sales of their businesses to WM Holdings. These actions and claims allege, among other things, breach of warranty or breach of contract based on WM Holdings' restatement of earnings in February 1998. In April 1999, courts having jurisdiction over two such actions granted summary judgment against WM Holdings and in favor of the individual plaintiffs who brought the respective claims on the issue of breach of contract. Additionally, in October 1999, the court in one of these actions certified a class consisting of all sellers of business assets to WM Holdings between January 1, 1990, and February 24, 1998, whose purchase agreements with WM Holdings contained express warranties regarding the accuracy of WM Holdings' financial statements. The Company has appealed that decision and the appeal is pending. The extent of damages, if any, in this class action has not yet been

                             WASTE MANAGEMENT, INC.

determined. The Company, however, has settled or resolved four, separate stock-for-asset disputes that otherwise would have been part of the above class, as currently defined, including the individual action identified above in which summary judgment was entered against WM Holdings.

     In February and March 2000, two asset sellers who otherwise would have been included in the above class, as currently defined, brought separate actions against the Company for breach of contract and fraud, among other things. One of the suits arises out of a transaction valued at over $200 million at the time of closing in 1996, while the other involves a transaction in excess of $11 million at its closing in 1995. Both suits are in their early stages and the extent of possible damages, if any, has not yet been determined.

     In December 1999, a sole plaintiff brought an action against the Company, five former officers of WM Holdings, and WM Holdings' auditors in Illinois State court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998, for alleged acts of common law fraud, negligence, and breach of fiduciary duty. The defendants have removed this action to federal court, where plaintiff is seeking a remand back to the state forum. This action is in its early stages and the extent of possible damages, if any, has not yet been determined.

     Purported derivative actions have also been filed in Delaware Chancery Court by alleged former shareholders of WM Holdings against certain former officers and directors of WM Holdings and nominally against WM Holdings to recover damages caused to WM Holdings as a result of the settled consolidated federal securities class action described above. These actions have been consolidated and plaintiffs have filed a consolidated amended complaint. The plaintiffs seek to recover from the former officers and directors, on behalf of WM Holdings, the amounts paid in the federal class action as well as additional amounts based on alleged harms not at issue in the federal class action.

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

     In March and April 1999, two former officers of WM Holdings sued the Company for retirement and other benefits. These actions are in their early stages and the extent of possible damages, if any, has not yet been determined. Additionally, a third former officer brought a similar claim, that was subsequently dismissed, in March 2000. This newest action included claims related to the decision by the board of WM Holdings to recommend the merger of WM Holdings with the Company.

     On July 6, 1999, the Company announced that it had lowered its expected earnings per share for the three months ended June 30, 1999. On July 29, 1999, the Company announced a further reduction in its expected earnings for that period. On August 3, 1999, the Company announced a further reduction in its expected earnings for that period and that its reported operating income for the three months ended March 31, 1999 may have included certain unusual pretax income items. More than 20 lawsuits that purport to be based on one or more of these announcements were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas. These actions have been consolidated into a single action. On September 7, 1999, a lawsuit was filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Texas. Pursuant to a joint motion, this case was transferred to the United States District Court for the Southern District of Texas, to be consolidated with the consolidated action pending there. Taken together, the plaintiffs in these lawsuits purport to assert claims on behalf of a class of purchasers of the Company's common stock between June 10, 1998 and August 13, 1999. Among other things, the plaintiffs allege that the Company and certain of its officers and directors (i) made knowingly false earnings projections for the three months ended June 30, 1999 and (ii) failed to adequately disclose facts relating to its earnings projections that the plaintiffs allege would have been material to purchasers of the Company's common stock. The plaintiffs also claim that certain of the Company's officers and directors sold common stock between March 31, 1999 and July 6, 1999 at prices

                             WASTE MANAGEMENT, INC.

known to be inflated by the alleged material misstatements and omissions. The plaintiffs in these actions seek damages with interest, costs and such other relief as the court deems proper.

     In November 1999, an action was filed in Oregon state court by individuals who received Company common stock in the sale of their business to the Company. For reasons similar to those alleged in the class actions described in the preceding paragraph, these individuals allege that the stock they received was overvalued. The case is in an early stage and the extent of possible damages, if any, has not yet been determined.

     In addition, three of the Company's shareholders have filed purported derivative lawsuits against certain officers and directors of the Company in connection with the events surrounding the Company's second quarter 1999 earnings projections and July 6, 1999 earnings announcement. Two of these lawsuits were filed in the Court of Chancery of the State of Delaware on July 16, 1999 and August 18, 1999, respectively, and one was filed in the United States District Court for the Southern District of Texas on July 27, 1999. The Delaware cases have been consolidated and the plaintiffs have filed an amended consolidated complaint. The plaintiffs in these actions purport to allege derivative claims on behalf of the Company against these individuals for alleged breaches of fiduciary duty resulting from their alleged common stock sales during the three months ended June 30, 1999 and/or their oversight of the Company's affairs. The lawsuits name Waste Management, Inc. as a nominal defendant and seek compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the respective courts deem proper. The defendants have not yet been required to respond to the complaints.

     On December 29, 1999, the Company sued Louis D. Paolino, former President and Chief Executive Officer of Eastern, and others in federal court in Delaware in connection with the Eastern Merger. The Company alleges, among other things, that defendants artificially inflated the revenues of Eastern by employing improper accounting practices and usurped Eastern corporate opportunities for personal gain. The Company alleges that the inflated Eastern financials caused the Company to pay substantially more than Eastern was worth. The defendants in this case have not yet filed a response to the complaint.

     In a related matter, on December 31, 1999, Louis D. Paolino and others sued the Company and unnamed defendants in Philadelphia for securities fraud in connection with the Eastern Merger. Plaintiffs allege that the Company's stock that they were issued in connection with the Eastern Merger was over-valued because the Company failed to disclose that it was having problems integrating the operations of WM Holdings and the Company after the WM Holdings Merger. As none of the defendants has been served in this action, no responsive pleadings have been filed.

     The Company is aware of a lawsuit filed in state court in Houston, Texas by several related shareholders against the Company and three of its former officers. The petition alleges that the plaintiffs are substantial shareholders of the Company's common stock who intended to sell their stock in 1999, but that the individual defendants made false and misleading statements regarding the Company's prospects that induced the plaintiffs to retain their stock. Plaintiffs assert that the value of their retained stock declined dramatically. Plaintiffs asserted claims for fraud, negligent misrepresentation, and conspiracy. As neither the Company nor the individual defendants have been served in this action, the defendants have filed no responsive pleadings in the action.

     The Company has also received a letter from participants in the Company's Employee Stock Purchase Plan (the "ESPP") who purchased the Company's common stock on June 30, 1999. The letter demands that the Administrative Committee of the ESPP bring an action against the Company and certain selling officers and directors for losses allegedly sustained by the participants in their stock purchases. These ESPP participants stated in the letter that, absent action by the Administrative Committee of the ESPP, they intended to sue the Company and the directors and officers on behalf of the ESPP and its participants. The Administrative Committee of the ESPP has advised these participants that it cannot file suit, as requested, because the committee is neither a representative of the plan nor a Waste Management shareholder. The Company has not

                             WASTE MANAGEMENT, INC.

received any further communication from these participants. However, the Company does not believe that this claim, if pursued, would have a material adverse effect on the Company's financial statements.

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

     The Company received a Civil Investigative Demand ("CID") from the Antitrust Division of the United States Department of Justice in July 1999 inquiring into the Company's non-hazardous solid waste operations in the State of Massachusetts. The CID purports to have been issued for the purpose of determining whether the Company has engaged in monopolization, illegal contracts in restraint of trade, or anticompetitive acquisitions of disposal and/or hauling assets. The CID requires the Company to provide the United States Department of Justice with certain documents to assist it in its inquiry with which the Company is fully cooperating.

     On July 16, 1999, a lawsuit was filed against the Company in the Circuit Court for Sumter County in the State of Alabama. The plaintiff in the lawsuit purported to allege on behalf of a class of similarly situated persons that the Company has deprived the class of lump sum payments of pension plan benefits allegedly promised to be paid in connection with termination of the Plan. On behalf of the purported class, the plaintiff sought compensatory and punitive damages, costs, restitution with interest, and such relief as the Court deemed proper. On July 29, 1999, the Company announced that it had determined to proceed with the termination of the Plan, liquidating the Plan's assets and settling its obligations to participants. The plaintiff voluntarily dismissed her case on September 13, 1999. However, that same day, the same attorneys filed another Plan-related putative class action against the Company and various individual defendants in the United States District Court for the Middle District of Alabama, Northern Division. This case, brought by a different putative class representative, alleges that the defendants violated ERISA by failing to terminate the Plan in accordance with its terms, by failing to manage Plan assets prudently and in the interests of Plan participants, and by delaying the Plan's termination date and the expected distribution of lump-sum pension benefits. On behalf of the purported class, the plaintiff seeks declaratory and injunctive relief, restitution of all losses and expenses allegedly incurred by the Plan, payment of all benefits allegedly owed to Plan participants, attorney's fees and costs, and other "appropriate" relief under the Internal Revenue Code, ERISA and the Plan. Defendants' time to move, answer or otherwise respond to the complaint has been extended, and no proceedings have yet occurred.

     The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the foreign, federal, state, and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved related to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of applicable

                             WASTE MANAGEMENT, INC.

requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 1999, there were six proceedings involving Company subsidiaries where the sanctions involved could potentially exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

     From time to time, the Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company's subsidiary having owned, operated or transported waste to a disposal facility which is alleged to have contaminated the environment or, in certain cases, conducted environmental remediation activities at sites. Some of such lawsuits may seek to have the Company or its subsidiaries pay the costs of groundwater monitoring and health care examinations of allegedly affected persons for a substantial period of time even where no actual damage is proven. While the Company believes it has meritorious defenses to these lawsuits, their ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs' circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other factors. Accordingly, it is possible such matters could have a material adverse impact on the Company's financial statements.

     The Company or certain of its subsidiaries have been identified as potentially responsible parties in a number of governmental investigations and actions relating to waste disposal facilities which may be subject to remedial action under the Comprehensive Environmental Response, Compensation and Liabilities Act of 1980, as amended ("CERCLA" or "Superfund"). The majority of these proceedings are based on allegations that certain subsidiaries of the Company (or their predecessors) transported hazardous substances to the sites in question, often prior to acquisition of such subsidiaries by the Company. CERCLA generally provides for joint and several liability for those parties owning, operating, transporting to or disposing at the sites. Such proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial and could have a material adverse effect on the Company's financial statements.

     In June 1999, the Company was notified that the EPA is conducting a civil investigation of alleged chlorofluorocarbons ("CFC") disposal violations by Waste Management of Massachusetts, Inc. ("WMMA"), one of the Company's wholly owned subsidiaries, to determine whether further enforcement measures are warranted. The activities giving rise to the allegations of CFC disposal violations appear to have occurred prior to July 30, 1998. On July 29, 1998, the EPA inspected WMMA's operations, notified the Company of the alleged violations and issued an Administrative Order in January 1999 requiring WMMA to comply with the CFC regulations. WMMA is cooperating with the investigation and the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements.

     In August 1999, sludge materials from trucks entering the Company's Woodland Meadows Landfill in Michigan were seized by the FBI pursuant to an investigation of the generator of the sludge materials, a company that provides waste treatment services. Subsequently, the Company received two Grand Jury subpoenas as well as requests for information from the Michigan Department of Environmental Quality, seeking information related to the landfill's waste acceptance practices and the Company's business relationship with the generator. According to affidavits attached to the subpoena, the generator's treatment plant was sold by the Company to the generator in May 1998. The Company is cooperating with the pending investigation and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements.

                             WASTE MANAGEMENT, INC.

     As of December 31, 1999, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 84 locations listed on the NPL. Of the 84 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially developed by others as land disposal facilities. At each of the 17 owned facilities, the Company is working in conjunction with the government to characterize or remediate identified site problems. In addition, at these 17 facilities, the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 67 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain. Any of these matters could have a material adverse effect on the Company's financial statements.

     In November 1998, the Company was sued by the estate of Shayne Conner, who died on November 24, 1995 in Greenland, New Hampshire. Plaintiffs allege that Mr. Conner's death was caused by biosolids that were applied to a nearby field by Wheelabrator's BioGro business unit. The litigation is currently in the discovery phase, and the Company is waiting for plaintiff's production of a court-ordered expert on causation. The Company is vigorously defending itself in the litigation.

     The Company has been advised by the United States Department of Justice that Laurel Ridge Landfill, Inc., a wholly owned subsidiary of the Company as a result of the United Merger in August 1997, allegedly committed certain violations of the Clean Water Act at the Laurel Ridge Landfill in Kentucky. The alleged activities occurred prior to the United Merger. In May 1999, the Company pleaded guilty to a criminal misdemeanor and was sentenced in November 1999 to pay a fine of $100,000 and perform in kind services valued at $1.0 million.

     In February 1999, a San Bernardino County, California grand jury returned an amended felony indictment against the Company, certain of its subsidiaries and their current or former employees, and a County employee. The proceeding is based on events that allegedly occurred prior to the WM Holdings Merger in connection with a WM Holdings landfill development project. The indictment includes allegations that certain of the defendants engaged in conduct involving fraud, wiretapping, theft of a trade secret and manipulation of computer data, and that they engaged in a conspiracy to do so. If convicted, the most serious of the available sanctions against the corporate defendants would include substantial fines and forfeitures. The Company believes that meritorious defenses exist to each of the allegations, and the defendants are vigorously contesting them. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements.

     The Company has brought suit against a substantial number of insurance carriers in an action entitled Waste Management, Inc. et al. v. The Admiral Insurance Company, et al. pending in the Superior Court in Hudson County, New Jersey. In this action, the Company is seeking a declaratory judgment that environmental liabilities asserted against the Company or its subsidiaries, or that may be asserted in the future, are covered by insurance policies purchased by the Company or its subsidiaries. The Company is also seeking to recover defense costs and other damages incurred as a result of the assertion of environmental liabilities against the Company or its subsidiaries for events occurring over at least the last 25 years at approximately 140 sites and the defendant insurance carriers' denial of coverage of such liabilities. While the Company has reached settlements with some of the carriers, the remaining defendants have denied liability to the Company and have asserted various defenses, including that environmental liabilities of the type for which the Company is seeking relief are not risks covered by the insurance policies in question. The remaining defendants are contesting these claims vigorously. Discovery is complete as to the 12 sites in the first phase of the case and discovery is expected to continue for several years as to the remaining sites. Currently, trial dates have not

                             WASTE MANAGEMENT, INC.

been set. The Company is unable at this time to predict the outcome of this proceeding. No amounts have been recognized in the Company's financial statements for potential recoveries.

     It is not possible at this time to predict the impact that the above lawsuits, proceedings, investigations and inquiries may have on WM Holdings or the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is reasonably possible that the outcome of any present or future litigation, proceedings, investigations or inquiries may have a material adverse impact on their respective financial conditions or results of operations in one or more future periods. The Company and WM Holdings intend to defend themselves vigorously in all the above matters.

     The Company and certain of its subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of their business. The outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty and these matters could have a material adverse impact on the Company's financial statements.

     Insurance -- The Company carries a broad range of insurance coverages, which management considers prudent for the protection of the Company's assets and operations including general liability, automobile liability, real and personal property, workers' compensation, directors' and officers' liability, and such other coverages as management deems necessary. Some of these coverages are subject to varying retentions of risk by the Company. At December 31, 1999, the Company's casualty policies provided for $2 million per occurrence coverage for primary commercial general liability and $1 million per accident coverage for primary automobile liability (including coverage for pollution exposure arising out of trucking operations) supported by $500 million in umbrella insurance protection. At December 31, 1999 the Company's property policy provided insurance coverage for all of the Company's real and personal property on a replacement cost basis, including California earthquake perils. At December 31, 1999 the Company also carried $200 million in aircraft liability protection. The Company believes these are appropriate levels for its operations and that such levels meet applicable requirements of the various states and countries in which it operates, however, various factors including cost and coverage availability could cause the Company to change its levels of coverage.

     The Company maintains workers' compensation insurance in accordance with laws of the various states and countries in which it has employees. At December 31, 1999, the Company's ongoing workers' compensation insurance program had a deductible per incident of $250,000. Through the second quarter of 1999, the Company estimated its insurance-related liabilities for the ongoing programs mainly related to workers' compensation, based on an analysis of insurance claims submitted for reimbursement, plus an estimate for liabilities incurred as of the balance sheet date, but not yet reported to the Company. In the third quarter of 1999, the Company began estimating these liabilities based on actuarially determined estimates of ultimate losses. These estimates are generally within a range of potential ultimate outcomes.

     The Company also currently has an environmental impairment liability ("EIL") insurance policy for certain of its landfills, transfer stations, and recycling facilities that provides coverage for property damages and/or bodily injuries to third parties caused by off-site pollution emanating from such landfills, transfer stations, or recycling facilities. At December 31, 1999, this policy provides $10 million of coverage per loss with a $20 million aggregate limit.

     Through the date of the WM Holdings Merger, certain of WM Holdings' auto, general liability, environmental impairment liability, and workers' compensation risks were self-insured up to $5.0 million per accident. For such programs, a provision was made in each accounting period for estimated losses, including losses incurred but not reported, and the related reserves are adjusted as additional claims information becomes available. Claims reserves related to WM Holdings are discounted at 5.5% at December 31, 1999 and 1998. The insurance-related liability for the ongoing program and the WM Holdings' self-insurance runoff program included in the accompanying balance sheet amounts to $361.7 million and $334.5 million at December 31, 1999 and 1998, respectively.

                             WASTE MANAGEMENT, INC.

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

19. OPERATIONS HELD FOR SALE

     During the third quarter of 1999, the Company's Board of Directors adopted a strategic plan, one element of which is for the Company to market for sale its WM International operations, significant portions of its domestic non-core businesses and selected NASW operations. As discussed in Note 2, the Company has recorded charges to write down certain of these assets. In determining fair value, the Company considered, among other things, the range of preliminary purchase prices being discussed with potential buyers. These businesses' results of operations are fully included in revenues and expenses in the accompanying statement of operations.

     Operational information included in the statement of operations regarding the businesses classified as operations held for sale at December 31, 1999, is as follows (in thousands):

                                       NORTH AMERICAN        WM         NON-SOLID
                                        SOLID WASTE     INTERNATIONAL     WASTE       TOTAL
                                       --------------   -------------   ---------   ----------
Year Ended:
  December 31, 1999
     Operating revenues..............     $541,000       $1,650,860     $288,445    $2,480,305
     Earnings before interest and
       taxes(a)......................      (22,249)         211,713       52,307       241,771
  December 31, 1998
     Operating revenues..............     $522,271       $1,533,635     $304,746    $2,360,652
     Earnings before interest and
       taxes(a)......................       20,595          132,937       48,364       201,896
  December 31, 1997
     Operating revenues..............     $460,071       $1,789,988     $352,115    $2,602,174
     Earnings before interest and
       taxes(a)......................      (40,859)         187,619      (25,492)      121,268

---------------

(a) For those items included in the determination of EBIT (the earnings measurement used by management to evaluate operating performance), the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. (See Note 3.) EBIT is defined as income (loss) from operations excluding merger and acquisition related costs, asset impairments and unusual items, and income from continuing operations held for sale, net of minority interest.

     The Company has classified as current operations held for sale its WM International operations and certain domestic operations, which management believes will be divested prior to December 31, 2000. The Company has classified as non-current operations held for sale certain NASW operations which the Company

                             WASTE MANAGEMENT, INC.

has committed to sell to Allied Waste Industries, Inc. ("Allied") in connection with the Company's purchase of certain of Allied's operations, as well as the Company's surplus real estate portfolio.

                                        NORTH AMERICAN        WM         NON-SOLID
                                         SOLID WASTE     INTERNATIONAL     WASTE        TOTAL
                                        --------------   -------------   ---------   -----------
As of December 31, 1999:
  Receivables, net....................    $  36,506       $   364,552    $ 32,550    $   433,608
  Other current assets................       14,311           208,842      14,990        238,143
  Property and equipment and other
     non-current assets...............      737,072         2,271,611     108,400      3,117,083
  Current maturities of long-term
     debt.............................       (2,339)          (51,817)         --        (54,156)
  Other current liabilities...........      (23,854)         (481,617)    (62,267)      (567,738)
  Long-term debt, less current
     maturities.......................      (57,871)         (212,629)         --       (270,500)
  Other noncurrent liabilities........      (37,814)         (347,264)    (13,166)      (398,244)
  Minority interest...................           --          (117,676)     (3,705)      (121,381)
                                          ---------       -----------    --------    -----------
          Net operations held for
            sale......................    $ 666,011       $ 1,634,002    $ 76,802    $ 2,376,815
                                          =========       ===========    ========    ===========
Current assets:
  Operations held for sale............    $ 534,557       $ 2,845,005    $155,940    $ 3,535,502
Long-term assets:
  Operations held for sale (included
     in other assets).................      253,331                --          --        253,331
Current liabilities:
  Operations held for sale............     (118,079)       (1,211,003)    (79,138)    (1,408,220)
Long-term liabilities:
  Operations held for sale (included
     in other liabilities)............       (3,798)               --          --         (3,798)
                                          ---------       -----------    --------    -----------
          Net operations held for
            sale......................    $ 666,011       $ 1,634,002    $ 76,802    $ 2,376,815
                                          =========       ===========    ========    ===========

     At December 31, 1998, the Company planned to dispose of certain assets to comply with governmental orders related to the WM Holdings Merger and Eastern Merger and certain other assets as a result of implementing the business strategy related to the WM Holdings Merger and thus, classified these assets as current assets held for sale. These operations are set forth in the table below. These businesses' results of operations are fully included in revenues and expenses in the 1998 statement of operations and generated third-party operating revenues of approximately $372.6 million and earnings before interest and taxes of approximately $20.6 million in 1998. As discussed in Notes 4 and 15, the Company recorded charges to write these assets down to fair value, less costs to sell.

                             WASTE MANAGEMENT, INC.

     Information regarding the businesses classified as operations held for sale as of December 31, 1998 (in thousands):

                                                    NORTH AMERICAN   NON-SOLID
                                                     SOLID WASTE       WASTE       TOTAL
                                                    --------------   ---------   ---------
Receivables, net..................................    $   1,056      $     --    $   1,056
Property and equipment and other non current
  assets..........................................      734,359       120,998      855,357
Current maturities of long-term debt..............           --            --           --
Other current liabilities.........................      (51,728)       (7,530)     (59,258)
Long-term debt, less current maturities...........           --            --           --
Other noncurrent liabilities......................      (50,550)           --      (50,550)
Minority interest.................................           --            --           --
Net operations held for sale......................           --            --           --
                                                      ---------      --------    ---------
                                                      $ 633,137      $113,468    $ 746,605
                                                      =========      ========    =========
Current assets:
  Operations held for sale........................    $ 735,415      $120,998    $ 856,413
Current liabilities:
  Operations held for sale........................     (102,278)       (7,530)    (109,808)
                                                      ---------      --------    ---------
          Net operations held for sale............    $ 633,137      $113,468    $ 746,605
                                                      =========      ========    =========

     At the beginning of 1997, management classified as discontinued and planned to sell Rust International Inc.'s ("Rust") domestic environmental and infrastructure engineering and consulting business and Chemical Waste Management, Inc.'s ("CWM") high organic waste fuel blending services business. At the end of 1997, management reclassified the CWM business back into continuing operations, and classified certain of its sites as operations held for sale. The Rust dispositions were not completed within one year, and accordingly, these businesses were reclassified back into continuing operations held for sale, at December 31, 1997, though management continued its efforts to market these businesses. Because these businesses were reclassified to continuing operations, the remaining provision for loss on disposal ($95.0 million after tax -- $87.0 million related to Rust and $8.0 million related to
CWM) was reversed in discontinued operations and an impairment loss for Rust of $122.2 million was recorded in continuing operations in the fourth quarter of 1997.

20. SELECTED QUARTERLY FINANCIAL DATA, UNAUDITED

     The Company's independent public accountants' report on these financial statements indicates that they do not believe that the Company's internal controls for the preparation of interim financial information were sufficient to provide them an adequate basis to complete a review in accordance with standards established by the American Institute of Certified Public Accountants of the selected 1999 quarterly financial data, set forth below. See Note 2.

                             WASTE MANAGEMENT, INC.

     The following table summarizes the unaudited quarterly results of operations for 1999 and 1998 (in thousands, except per share amounts):

                                         FIRST        SECOND        THIRD        FOURTH
                                        QUARTER      QUARTER       QUARTER      QUARTER
                                       ----------   ----------   -----------   ----------
  1999
     Operating revenues..............  $3,070,635   $3,324,775   $ 3,395,052   $3,336,458
     Operating income (loss).........     760,098      715,484    (1,119,298)     183,670
     Income (loss) from continuing
       operations....................     346,688      318,262      (947,773)    (112,228)
     Net income (loss)...............     346,688      318,262      (947,773)    (114,741)
     Earnings (loss) from continuing
       operations per common share:
       Basic.........................        0.57         0.52         (1.53)       (0.18)
       Diluted.......................        0.55         0.50         (1.53)       (0.18)
     Earnings (loss) per common
       share:
       Basic.........................        0.57         0.52         (1.53)       (0.19)
       Diluted.......................        0.55         0.50         (1.53)       (0.19)

  1998
     Operating revenues..............  $2,939,533   $3,215,931   $ 3,237,701   $3,232,604
     Operating income (loss).........     452,248      569,247    (1,545,744)     363,860
     Income (loss) from continuing
       operations....................     181,416      246,770    (1,258,473)      63,485
     Net income (loss)...............     181,416      242,870    (1,258,473)      63,485
     Earnings (loss) from continuing
       operations per common share:
       Basic.........................        0.32         0.43         (2.11)        0.11
       Diluted.......................        0.31         0.42         (2.11)        0.10
     Earnings (loss) per common
       share:
       Basic.........................        0.32         0.42         (2.11)        0.11
       Diluted.......................        0.31         0.41         (2.11)        0.10

     Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts. For certain periods presented, the effect of the Company's common stock options and warrants and the effect of the Company's convertible subordinated notes and debentures are excluded from the diluted earnings per share calculations since inclusion of such items would be antidilutive for that period.

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     WM Holdings ("Guarantor"), a wholly-owned subsidiary of Waste Management, Inc. ("Parent"), has fully and unconditionally guaranteed all of the senior indebtedness of the Parent, as well as the Parent's 4% convertible subordinated notes due 2002. The Parent has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, as well as WM Holdings' 5.75% convertible subordinated debentures due 2005. However, none of the Company's nor WM Holdings' debt is guaranteed by any of the Parent's indirect subsidiaries or WM Holdings' subsidiaries ("Non-Guarantor"). Accordingly, the following condensed consolidating balance sheets as of December 31, 1999 and 1998 and the related condensed consolidating statements of operations for 1999, 1998, and 1997, along with the related statements of cash flows, have been provided below (in thousands).

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999

                                     ASSETS

                                     PARENT      GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                   -----------   ----------   -------------   ------------   -------------
Current assets:
  Cash and cash equivalents......  $    33,690   $    4,496   $    143,171    $        --     $   181,357
  Other current assets...........           --       36,604      6,002,584             --       6,039,188
                                   -----------   ----------   ------------    -----------     -----------
                                        33,690       41,100      6,145,755             --       6,220,545
Property and equipment, net......           --           --     10,303,803             --      10,303,803
Intercompany and investment in
  subsidiaries...................   11,367,467    5,939,729    (13,139,748)    (4,167,448)             --
Other assets.....................       27,004        9,795      6,120,277             --       6,157,076
                                   -----------   ----------   ------------    -----------     -----------
          Total assets...........  $11,428,161   $5,990,624   $  9,430,087    $(4,167,448)    $22,681,424
                                   ===========   ==========   ============    ===========     ===========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
     debt........................  $ 2,271,899   $  250,000   $    576,843    $        --     $ 3,098,742
  Accounts payable and other
     accrued liabilities.........      100,978      325,644      3,964,091             --       4,390,713
                                   -----------   ----------   ------------    -----------     -----------
                                     2,372,877      575,644      4,540,934             --       7,489,455
Long-term debt, less current
  maturities.....................    3,953,932    3,507,853        937,561             --       8,399,346
Other liabilities................           --           --      2,382,337             --       2,382,337
                                   -----------   ----------   ------------    -----------     -----------
          Total liabilities......    6,326,809    4,083,497      7,860,832             --      18,271,138
Minority interest in
  subsidiaries...................           --           --          7,674             --           7,674
Stockholders' equity.............    5,101,352    1,907,127      1,561,581     (4,167,448)      4,402,612
                                   -----------   ----------   ------------    -----------     -----------
          Total liabilities and
            stockholders'
            equity...............  $11,428,161   $5,990,624   $  9,430,087    $(4,167,448)    $22,681,424
                                   ===========   ==========   ============    ===========     ===========

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1998

                                     ASSETS

                                     PARENT      GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                   -----------   ----------   -------------   ------------   -------------
Current assets:
  Cash and cash equivalents......  $    27,726   $  (48,578)  $    107,725    $        --     $    86,873
  Other current assets...........           --        8,220      3,896,112             --       3,904,332
                                   -----------   ----------   ------------    -----------     -----------
                                        27,726      (40,358)     4,003,837             --       3,991,205
Property and equipment, net......           --           --     11,625,657             --      11,625,657
Intercompany and investment in
  subsidiaries...................   10,373,056    6,271,497    (12,371,573)    (4,272,980)             --
Other assets.....................       21,071       14,797      7,229,434             --       7,265,302
                                   -----------   ----------   ------------    -----------     -----------
          Total assets...........  $10,421,853   $6,245,936   $ 10,487,355    $(4,272,980)    $22,882,164
                                   ===========   ==========   ============    ===========     ===========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
     debt........................  $        --   $  350,000   $    247,742    $        --     $   597,742
  Accounts payable and other
     accrued liabilities.........       63,547      231,529      3,510,656             --       3,805,732
                                   -----------   ----------   ------------    -----------     -----------
                                        63,547      581,529      3,758,398             --       4,403,474
Long-term debt, less current
  maturities.....................    5,197,013    3,786,935      2,150,671             --      11,134,619
Other liabilities................           --           --      2,859,499             --       2,859,499
                                   -----------   ----------   ------------    -----------     -----------
          Total liabilities......    5,260,560    4,368,464      8,768,568             --      18,397,592
Minority interest in
  subsidiaries...................           --           --        112,076             --         112,076
Stockholders' equity.............    5,161,293    1,877,472      1,606,711     (4,272,980)      4,372,496
                                   -----------   ----------   ------------    -----------     -----------
          Total liabilities and
            stockholders'
            equity...............  $10,421,853   $6,245,936   $ 10,487,355    $(4,272,980)    $22,882,164
                                   ===========   ==========   ============    ===========     ===========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999

                                  PARENT     GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                 ---------   ---------   -------------   ------------   -------------
Operating revenues.............  $      --   $      --    $13,126,920      $     --      $13,126,920
Costs and expenses.............         --          --     12,586,966            --       12,586,966
                                 ---------   ---------    -----------      --------      -----------
Income from operations.........         --          --        539,954            --          539,954
                                 ---------   ---------    -----------      --------      -----------
Other income (expense):
  Interest income (expense),
     net.......................   (417,157)   (269,038)       (44,963)           --         (731,158)
  Equity in subsidiaries, net
     of taxes..................   (136,841)     31,308             --       105,533               --
  Minority interest............         --          --        (24,181)           --          (24,181)
  Other, net...................         --          --         52,653            --           52,653
                                 ---------   ---------    -----------      --------      -----------
                                  (533,998)   (237,730)       (16,491)      105,533         (702,686)
                                 ---------   ---------    -----------      --------      -----------
Income (loss) from continuing
  operations before income
  taxes........................   (553,998)   (237,730)       523,463       105,533         (162,732)
Provision for (benefit from)
  income taxes.................   (156,434)   (100,889)       489,642            --          232,319
                                 ---------   ---------    -----------      --------      -----------
Loss from operations...........   (397,564)   (136,841)        33,821       105,533         (395,051)
Extraordinary item.............         --          --         (2,513)           --           (2,513)
                                 ---------   ---------    -----------      --------      -----------
          Net income (loss)....  $(397,564)  $(136,841)   $    31,308      $105,533      $  (397,564)
                                 =========   =========    ===========      ========      ===========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998

                                  PARENT     GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                 ---------   ---------   -------------   ------------   -------------
Operating revenues.............  $      --   $      --    $12,625,769     $       --     $12,625,769
Costs and expenses.............         --          --     12,786,158             --      12,786,158
                                 ---------   ---------    -----------     ----------     -----------
Income from operations.........         --          --       (160,389)            --        (160,389)
                                 ---------   ---------    -----------     ----------     -----------
Other income (expense):
  Interest income (expense),
     net.......................   (230,925)   (307,591)      (116,112)            --        (654,628)
  Equity in subsidiaries, net
     of taxes..................   (626,374)   (434,130)            --      1,060,504              --
  Minority interest............         --          --        (24,254)            --         (24,254)
  Other, net...................         --          --        139,392             --         139,392
                                 ---------   ---------    -----------     ----------     -----------
                                  (857,299)   (741,721)          (974)     1,060,504        (539,490)
                                 ---------   ---------    -----------     ----------     -----------
Income (loss) from continuing
  operations before income
  taxes........................   (857,299)   (741,721)      (161,363)     1,060,504        (699,879)
Provision for (benefit from)
  income
  taxes........................    (86,597)   (115,347)       268,867             --          66,923
                                 ---------   ---------    -----------     ----------     -----------
Loss from operations...........   (770,702)   (626,374)      (430,230)     1,060,504        (766,802)
Extraordinary item.............         --          --         (3,900)            --          (3,900)
                                 ---------   ---------    -----------     ----------     -----------
          Net income (loss)....  $(770,702)  $(626,374)   $  (434,130)    $1,060,504     $  (770,702)
                                 =========   =========    ===========     ==========     ===========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997

                                      PARENT      GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                    ----------   -----------   -------------   ------------   -------------
Operating revenues................  $       --   $        --    $11,972,498             --     $11,972,498
Costs and expenses................          --            --     12,206,407             --      12,206,407
                                    ----------   -----------    -----------     ----------     -----------
Income from operations............          --            --       (233,909)            --        (233,909)
                                    ----------   -----------    -----------     ----------     -----------
Other income (expense):
  Interest income (expense),
     net..........................     (74,073)     (319,202)      (117,087)            --        (510,362)
  Equity in subsidiaries, net of
     taxes........................    (892,599)     (693,098)            --      1,585,697              --
  Minority interest...............          --            --        (45,442)            --         (45,442)
  Other, net......................          --            --        127,216             --         127,216
                                    ----------   -----------    -----------     ----------     -----------
                                      (966,672)   (1,012,300)       (35,313)     1,585,697        (428,588)
                                    ----------   -----------    -----------     ----------     -----------
Income (loss) from continuing
  operations before income
  taxes...........................    (966,672)   (1,012,300)      (269,222)     1,585,697        (662,497)
Provision for (benefit from)
  income taxes....................     (27,777)     (119,701)       510,819             --         363,341
                                    ----------   -----------    -----------     ----------     -----------
Loss from operations..............    (938,895)     (892,599)      (780,041)     1,585,697      (1,025,838)
Discontinued operations...........          --            --         95,688             --          95,688
Extraordinary item................          --            --         (6,809)            --          (6,809)
Cumulative effect of change in
  accounting principal, net of
  taxes...........................          --            --         (1,936)            --          (1,936)
                                    ----------   -----------    -----------     ----------     -----------
          Net income (loss).......  $ (938,895)  $  (892,599)   $  (693,098)    $1,585,697     $  (938,895)
                                    ==========   ===========    ===========     ==========     ===========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999

                                 PARENT      GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                               -----------   ---------   -------------   ------------   -------------
Cash flows from operating
  activities
  Net income (loss)..........  $  (397,564)  $(136,841)   $    31,308    $   105,533     $  (397,564)
  Equity in earnings of
     subsidiaries............      136,841     (31,308)            --       (105,533)             --
  Other adjustments and
     changes.................       69,292      (9,915)     2,027,776             --       2,087,153
                               -----------   ---------    -----------    -----------     -----------
Net cash provided by (used
  in) operations.............     (191,431)   (178,064)     2,059,084             --       1,689,589
                               -----------   ---------    -----------    -----------     -----------
Cash flows from investing
  activities
  Short-term investments.....           --          --        (40,688)            --         (40,688)
  Acquisitions of businesses,
     net of cash acquired....           --          --     (1,289,271)            --      (1,289,271)
  Capital expenditures.......           --          --     (1,326,684)            --      (1,326,684)
  Proceeds from sale of
     assets..................           --          --        650,512             --         650,512
  Other, net.................           --          --        (10,782)            --         (10,782)
                               -----------   ---------    -----------    -----------     -----------
Net cash used in investing
  activities.................           --          --     (2,016,913)            --      (2,016,913)
                               -----------   ---------    -----------    -----------     -----------
Cash flows from financing
  activities
  Proceeds from issuance of
     long-term debt..........    4,056,510          --        189,621             --       4,246,131
  Principal payments on long-
     term debt...............   (3,029,957)   (381,123)      (575,597)            --      (3,986,677)
  Proceeds from exercise of
     common stock options and
     warrants................      175,861          --             --             --         175,861
  Cash dividends.............       (6,196)         --             --             --          (6,196)
  Other......................           --          --         (2,941)            --          (2,941)
  (Increase) decrease in
     intercompany and
     investments, net........     (998,823)    612,261        386,562             --              --
                               -----------   ---------    -----------    -----------     -----------
  Net cash provided by
     financing activities....      197,395     231,138         (2,355)            --         426,178
                               -----------   ---------    -----------    -----------     -----------
  Effect of exchange rate
     changes on cash and cash
     equivalents.............           --          --         (4,370)            --          (4,370)
                               -----------   ---------    -----------    -----------     -----------
  Increase in cash and cash
     equivalents.............        5,964      53,074         35,446             --          94,484
  Cash and cash equivalents
     at beginning of
     period..................       27,726     (48,578)       107,725             --          86,873
                               -----------   ---------    -----------    -----------     -----------
  Cash and cash equivalents
     at end of period........  $    33,690   $   4,496    $   143,171    $        --     $   181,357
                               ===========   =========    ===========    ===========     ===========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998

                                      PARENT      GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                    -----------   ---------   -------------   ------------   -------------
Cash flows from operating
  activities:
  Net income (loss)...............  $  (770,702)  $(626,374)   $  (434,130)   $ 1,060,504     $  (770,702)
  Equity in earnings of
     subsidiaries.................      626,374     434,130             --     (1,060,504)             --
  Other adjustments and charges...       35,724     (18,848)     2,255,861             --       2,272,737
                                    -----------   ---------    -----------    -----------     -----------
Net cash provided by (used in)
  operations......................     (108,604)   (211,092)     1,821,731             --       1,502,035
                                    -----------   ---------    -----------    -----------     -----------
Cash flows from investing
  activities Short-term
  investments.....................           --          --         57,509             --          57,509
  Acquisitions of businesses, net
     of cash acquired.............           --          --     (1,946,197)            --      (1,946,197)
  Capital expenditures............           --          --     (1,651,489)            --      (1,651,489)
  Proceeds from sale of assets....           --          --        621,387             --         621,387
  Acquisition of minority
     interests....................           --          --     (1,673,168)            --      (1,673,168)
  Other, net......................           --          --         36,821             --          36,821
                                    -----------   ---------    -----------    -----------     -----------
Net cash used in investing
  activities......................           --          --     (4,555,137)            --      (4,555,137)
                                    -----------   ---------    -----------    -----------     -----------
Cash flows from financing
  activities:
  Proceeds from issuance of
     long-term debt...............    5,547,318          --        854,579             --       6,401,897
  Principal payments on long-term
     debt.........................   (2,395,466)   (786,425)    (1,225,019)            --      (4,406,910)
  Cash dividends..................      (11,750)    (82,060)            --             --         (93,810)
  Net proceeds from issuance of
     common stock.................      205,863          --             --             --         205,863
  Proceeds from sale of treasury
     stock........................           --     739,161             --             --         739,161
  Proceeds from exercise of common
     stock options and warrants...      133,119          --             --             --         133,119
  (Increase) decrease in
     intercompany and investments,
     net..........................   (3,357,384)    249,208      3,108,176             --              --
  Other, net......................           --          --        (23,524)            --         (23,524)
                                    -----------   ---------    -----------    -----------     -----------
Net cash provided by financing
  activities......................      121,700     119,884      2,714,212             --       2,955,796
                                    -----------   ---------    -----------    -----------     -----------
Effect of exchange rate changes on
  cash and cash equivalents.......           --          --         (5,763)            --          (5,763)
                                    -----------   ---------    -----------    -----------     -----------
Increase (decrease) in cash and
  cash equivalents................       13,096     (91,208)       (24,957)            --        (103,069)
Cash and cash equivalents at
  beginning of period.............       14,630      42,630        132,682             --         189,942
                                    -----------   ---------    -----------    -----------     -----------
Cash and cash equivalents at end
  of period.......................  $    27,726   $ (48,578)   $   107,725    $        --     $    86,873
                                    ===========   =========    ===========    ===========     ===========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997

                                      PARENT      GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                    -----------   ---------   -------------   ------------   -------------
Cash flows from operating
  activities:
  Net income (loss)...............  $  (938,895)  $(892,599)   $  (693,098)   $ 1,585,697     $  (938,895)
  Equity in earnings of
     subsidiaries.................      892,599     693,098             --     (1,585,697)             --
  Other adjustments and charges...        8,013          55      2,996,733             --       3,004,801
                                    -----------   ---------    -----------    -----------     -----------
Net cash provided by (used in)
  operations......................      (38,283)   (199,446)     2,303,635             --       2,065,906
                                    -----------   ---------    -----------    -----------     -----------
Cash flows from investing
  activities Short-term
  investments.....................           --          --       (117,668)            --        (117,668)
  Acquisitions of businesses, net
     of cash acquired.............           --          --     (1,685,415)            --      (1,685,415)
  Capital expenditures............           --          --     (1,332,207)            --      (1,332,207)
  Proceeds from sale of assets....           --          --      1,487,685             --       1,487,685
  Acquisition of minority
     interests....................           --          --       (104,165)            --        (104,165)
  Other, net......................           --          --        (25,758)            --         (25,758)
                                    -----------   ---------    -----------    -----------     -----------
Net cash used in investing
  activities......................           --          --     (1,777,528)            --      (1,777,528)
                                    -----------   ---------    -----------    -----------     -----------
Cash flows from financing
  activities:
  Proceeds from issuance of
     long-term debt...............    2,660,865     300,000      1,655,853             --       4,616,718
  Principal payments on long-term
     debt.........................   (1,884,500)   (289,541)    (2,204,911)            --      (4,378,952)
  Cash dividends..................           --    (309,577)            --             --        (309,577)
  Net proceeds from issuance of
     common stock.................      580,833          --             --             --         580,833
  Proceeds from exercise of common
     stock options and warrants...       36,955      41,220             --             --          78,175
  Stock repurchases...............      (96,960)   (903,248)            --             --      (1,000,208)
  (Increase) decrease in
     intercompany and investments,
     net..........................   (1,250,395)  1,329,375        (78,980)            --              --
  Other net.......................           --          --        (31,939)            --         (31,939)
                                    -----------   ---------    -----------    -----------     -----------
Net cash provided by (used in)
  financing activities............       46,798     168,229       (659,977)            --        (444,950)
                                    -----------   ---------    -----------    -----------     -----------
Effect of exchange rate changes on
  cash and cash equivalents.......           --          --         (5,788)            --          (5,788)
                                    -----------   ---------    -----------    -----------     -----------
Increase (decrease) in cash and
  cash equivalents................        8,515     (31,217)      (139,658)            --        (162,360)
Cash and cash equivalents at
  beginning of period.............        6,115      73,847        272,340             --         352,302
                                    -----------   ---------    -----------    -----------     -----------
Cash and cash equivalents at end
  of period.......................  $    14,630   $  42,630    $   132,682    $        --     $   189,942
                                    ===========   =========    ===========    ===========     ===========

                             WASTE MANAGEMENT, INC.

22. SUBSEQUENT EVENTS

     As part of its strategic plan, the Company announced in January 2000 that one of its subsidiaries has reached an agreement to sell its waste services operations in Finland to Lassila & Tikanoja plc for approximately $100 million. The transaction is subject to the approval of the Finnish Competition Authority. In February 2000, the Company announced that one of its subsidiaries intends to sell the 60.5% interest in Waste Management New Zealand Limited that it owns. The sale is to be by way of a public and institutional offering in New Zealand and an institutional offering in selected overseas markets. The shares will not be or have not been registered under the United States Securities Act of 1933, as amended, and may not be offered and sold in the United States without registration thereof. In March 2000, the Company announced that one of its wholly-owned subsidiaries has reached an agreement to sell its waste services operations in The Netherlands to Shanks Group plc for approximately $328 million. The sale is subject to the Shanks Group's raising capital and obtaining financing. The Company expects each of these transactions to be completed in the second quarter of 2000.

     Additionally, in March 2000, the Company announced that one of its subsidiaries reached an agreement to sell its nuclear services business to GTS Duratek, Inc. for up to $65 million (unaudited) in cash, consisting of $55 million (unaudited) at closing and up to $10 million (unaudited) in additional cash consideration upon the satisfaction of certain post-closing conditions. The sale, which is subject to regulatory approvals and other customary conditions, is expected to occur in the second quarter of 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item concerning directors of the Company is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2000 Proxy Statement"), and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names and ages, as of March 6, 2000, of the Company's executive officers (as defined by regulations of the SEC), the positions they hold with the Company, and summaries of their business experience.

     Robert P. Damico, age 51, has been Senior Vice President -- Midwest Area since the consummation of the WM Holdings Merger in July 1998. Prior thereto, Mr. Damico had served in various capacities at WM Holdings since 1980, including District Manager, Division Manager and Region Manager for the Mountain Region.

     David R. Hopkins, age 56, has been Senior Vice President -- International Operations since November 1998 and has been Chief Executive Officer of Waste Management International, Inc. during that same period. Prior thereto, Mr. Hopkins had served as Vice President, Controller and Chief Accounting Officer of Browning-Ferris Industries, Inc. since 1987.

     Ronald H. Jones, age 49, has been Vice President and Treasurer since joining the Company in June 1995. Prior to joining the Company, Mr. Jones was employed by Chambers Development Company, Inc. ("Chambers") as Vice President and Treasurer from July 1992 to June 1995, Director, Corporate Development from December 1990 to July 1992, and Assistant Vice President -- Finance from July 1989 to December 1990. Prior to joining Chambers, Mr. Jones was a Vice President and Manager of the Cincinnati regional office engaged in corporate and middle market lending with Bank of New York (formerly Irving Trust Company) and with Chase Manhattan Bank.

     Miller J. Mathews, Jr., age 62, has been the Senior Vice
President -- Southern Area since the consummation of the WM Holdings Merger. Prior thereto, Mr. Mathews was the Company's Region Vice President -- Southern Region since 1995 when the waste company which he had owned since 1981, Sunray Services, Inc., was acquired by the Company.

     A. Maurice Myers, age 59, has been Chairman of the Board, Chief Executive Officer and President of the Company since November 1999. Mr. Myers was employed by Yellow Corporation, where he was Chairman, CEO and President since April 1996. Yellow Corporation is the parent company of Yellow Freight, one of the nation's oldest and largest trucking companies. Prior to joining Yellow Corporation in 1996, Mr. Myers served as President and Chief Operating Officer of America West Airlines. Mr. Myers also served as President and CEO of Aloha Airlines, and held a senior management position with Continental Airlines.

     Lawrence O'Donnell, III, age 42, has been Senior Vice President, General Counsel and Secretary of the Company since January 2000. From 1991 until joining the Company, Mr. O'Donnell was with Baker Hughes Incorporated where he held various positions, including Vice President and General Counsel since 1995.

     Susan J. Piller, age 47, has been Senior Vice President -- Employee Relations since May 1996. Prior to joining the Company, Ms. Piller was with Browning-Ferris Industries, Inc. from 1984 until 1996, where she held various labor and employment positions, including Vice President -- Employee Relations. Prior thereto, Ms. Piller was employed by the Houston law firm of Fulbright & Jaworski.

     Robert G. Simpson, age 48, has been Vice President -- Taxation since November 1998. From July 1997 to November 1998, Mr. Simpson served as Vice President and General Manager of Tenneco Inc. and Tenneco Business Services, a diversified industrial company. From April 1990 to July 1997, Mr. Simpson served as Vice President -- Tax of Tenneco Inc.

     Thomas L. Smith, age 61, has been Senior Vice President -- Information Systems since November 1999. From February 1997 through November 1999, Mr. Smith was Vice President of Information Systems of Yellow Services, Inc., and from November 1989 through February 1997 held the same position at America West Airlines.

     Bruce E. Snyder, age 44, has been Vice President and Chief Accounting Officer of the Company since July 1992. Prior to joining the Company, Mr. Snyder was employed by the international accounting firm of Coopers & Lybrand L.L.P., serving there since 1989 as an audit manager.

     Douglas G. Sobey, age 48, has been Senior Vice President -- Western Area, since July 1998. From 1996 to July 1998, Mr. Sobey was the Company's Region Vice President -- Northwest Region. From 1990 to 1996, Mr. Sobey held similar positions with Sanifill, Inc.

     William L. Trubeck, age 53, has been Senior Vice President and Chief Financial Officer since March 2000. Prior to joining the Company, Mr. Trubeck was employed by International Multifoods Corporation, where he was Senior Vice President -- Finance, and Chief Financial Officer since early 1997 and President, Latin American Operations, since 1998. Prior to joining International Multifoods, Mr. Trubeck was Senior Vice President -- Finance, and Chief Financial Officer of SPX Corporation from 1994 to 1997.

     Charles A. Wilcox, age 47, has been Senior Vice President -- Eastern Area since July 1998. From August 1996 to July 1998, Mr. Wilcox was Region Vice President -- Central Region. From December 1994 to August 1996, Mr. Wilcox served as an Executive Vice President of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is set forth under the caption "Election of Directors -- Executive Compensation" in the 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is set forth under the caption "Election of Directors -- Beneficial Ownership of Waste Management Common Stock" in the 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is set forth under the caption "Election of Directors -- Certain Relationships and Related Transactions" in the 2000 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K.

     (a)(1) Consolidated Financial Statements:

        Report of Independent Public Accountants

        Report of Independent Accountants

        Consolidated Balance Sheets as of December 31, 1999 and 1998

        Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997

        Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

        Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998, and 1997

        Notes to Consolidated Financial Statements

     (a)(2) Consolidated Financial Statement Schedules:

        Schedule II -- Valuation and Qualifying Accounts

        All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

     (a)(3) Exhibits:

  EXHIBIT NO.*                            DESCRIPTION
  ------------                            -----------
       2.1        -- Agreement and Plan of Merger, dated as of April 13, 1997, by and among the Registrant, Riviera Acquisition
                     Corporation and United Waste Systems, Inc. [Incorporated
                     by reference to Appendix A in the Registrant's
                     Registration Statement on Form S-4, File No. 333-31979].
       2.2        -- Agreement and Plan of Merger, dated March 10, 1998, by
                     and among the Registrant, Dome Merger Subsidiary, Inc.
                     and Waste Management, Inc. [Incorporated by reference to
                     Exhibit 99.1 of the Registrant's Current Report on Form
                     8-K dated March 10, 1998].
       2.3        -- Agreement and Plan of Merger, dated as of February 16,
                     1998, by and among the Registrant, C&S Ohio Corp. and
                     American Waste Services, Inc. [Incorporated by reference
                     to Exhibit 10.70 to American Waste Services' Current
                     Report on Form 8-K, dated February 6, 1998].
       2.4        -- Agreement and Plan of Merger, dated as of August 16,
                     1998, by and among the Registrant, Ocho Acquisition
                     Corporation and Eastern Environmental Services, Inc.
                     [Incorporated by reference to Annex A in the Registrant's
                     Registration Statement on Form S-4, File No. 333-64239].
       2.5        -- Scheme of Arrangement between Waste Management
                     International plc and the Holders of the Scheme Shares
                     dated September 7, 1998 [Incorporated by reference to the
                     Registrant's Schedule 13E-3 Transaction Statement dated
                     September 7, 1998].
       2.6        -- Agreement and Plan of Merger by and among the Registrant,
                     TransAmerican Acquisition Corp., and TransAmerican Waste
                     Industries, Inc. dated January 1998 [Incorporated by
                     reference to the Registrant's Registration Statement on
                     Form S-4, File No. 333-49253].
       2.7        -- Agreement and Plan of Merger by and among Waste
                     Management, Inc., WMI Merger Sub, Inc. and Wheelabrator
                     Technologies Inc. dated December 8, 1997 [Incorporated by
                     reference to Exhibit A of WTI's Proxy Statement on
                     Schedule 14A filed on March 3, 1998].
       3.1        -- Restated Certificate of Incorporation, as amended
                     [Incorporated by reference to Exhibit 3.2 of the
                     Registrant's current Report on Form 8-K dated July 16,
                     1998].
       3.2        -- Bylaws [Incorporated by reference to Exhibit to
                     Registrant's Form 10-Q for the quarter ended June 30,
                     1999].
       4.1        -- Specimen Stock Certificate [Incorporated by reference to
                     Exhibit 4.1 to the Registrants Annual Report on Form 10-K
                     for the year ended December 31, 1998].
       4.2        -- Indenture for Subordinated Debt Securities dated February
                     1, 1997, among the Registrant and Texas Commerce Bank
                     National Association, as trustee [Incorporated by
                     reference to Exhibit 4.1 of the Registrant's Current
                     Report on Form 8-K dated February 7, 1997].
       4.3        -- Indenture for Senior Debt Securities dated September 10,
                     1997, among the Registrant and Texas Commerce Bank
                     National Association, as trustee [Incorporated by
                     reference to Exhibit 4.1 of the Registrant's Current
                     Report on Form 8-K dated September 10, 1997].

  EXHIBIT NO.*                            DESCRIPTION
  ------------                            -----------
      10.1        -- 1990 Stock Option Plan [Incorporated by reference to
                     Exhibit 10.1 of the Registrant's Annual report on Form
                     10-K for the year ended December 31, 1990].
      10.2        -- Conformed copy of 1993 Stock Incentive Plan, as amended and restated. [Incorporated by reference to Exhibit 10.2
                     (and 10.3) to the Registrant's Annual Report on Form 10-K
                     for the year ended December 31, 1998.]
      10.3        -- Conformed copy of 1996 Stock Option Plan for Non-Employee
                     Directors, as amended. [Incorporated by reference to
                     Exhibit 10.2 (and 10.3) to the Registrant's Annual Report
                     on Form 10-K for the year ended December 31, 1998.]
      10.4        -- Envirofil, Inc. 1993 Stock Incentive Plan [Incorporated
                     by reference to Exhibit 4.1 of the Registrant's
                     Registration Statement on Form S-8, File No. 33-84990].
      10.5        -- Western Waste Industries Amended and Restated 1983
                     Incentive Stock Option Plan [Incorporated by reference to
                     Exhibit 99.1 of the Registrant's Registration Statement
                     on Form S-8, File No. 333-02181].
      10.6        -- Western Waste Industries 1983 Non-Qualified Stock Option
                     Plan [Incorporated by reference to Exhibit 99.2 of the
                     Registrant's Registration Statement on Form S-8, File No.
                     333-02181].
      10.7        -- Western Waste Industries 1992 Option Plan [Incorporated
                     by reference to Exhibit 99.3 of the Registrant's
                     Registration Statement on Form S-8, File No. 333-02181].
      10.8        -- Sanifill, Inc. 1994 Long-Term Incentive Plan
                     [Incorporated by reference to Exhibit 99.1 of the
                     Registrant's Registration Statement on Form S-8, File No.
                     333-08161].
      10.9        -- Sanifill, Inc. 1989 Stock Option Plan [Incorporated by
                     reference to Exhibit 99.2 of the Registrant's
                     Registration Statement on Form S-8, File No. 333-08161].
      10.10       -- Waste Management, Inc. 1997 Equity Incentive Plan
                     [Incorporated by reference to Exhibit A to Waste
                     Management Holdings' Proxy Statement for its 1997 Annual
                     Meeting of Shareholders].
      10.11       -- WMX Technologies, Inc. 1996 Replacement Stock Option Plan
                     [Incorporated by reference to Exhibit 4.13 to Waste
                     Management Holdings' Registration Statement on Form S-8,
                     File No. 333-01325].
      10.12       -- WMX Technologies, Inc. 1992 Stock Option Plan
                     [Incorporated by reference to Exhibit 10.31 to Waste
                     Management Holdings' Registration Statement on Form S-1,
                     File No. 33-44849].
      10.13       -- WMX Technologies, Inc. 1992 Stock Option Plan for
                     Non-Employee Directors [Incorporated by reference to
                     Exhibit 10.23 to Waste Management Holdings' 1996 Annual
                     Report on Form 10-K].
      10.14       -- Waste Management, Inc. 1982 Stock Option Plan, as amended to March 11, 1988 [Incorporated by reference to Exhibit
                     10.3 to Waste Management Holdings' 1988 Annual Report on
                     Form 10-K].
      10.15       -- Wheelabrator Technologies Inc. 1992 Stock Option Plan
                     [Incorporated by reference to Exhibit 10.45 to the 1991
                     Annual Report on Form 10-K of Wheelabrator Technologies
                     Inc.].
      10.16       -- Wheelabrator Technologies Inc. 1988 Stock Plan for
                     Executive Employees of WTI and its Subsidiaries
                     [Incorporated by reference to Exhibit 28.1 to Amendment
                     No. 1 to the Registration Statement of Wheelabrator
                     Technologies Inc. on Form S-8, File No. 33-31523].
      10.17       -- Chemical Waste Management, Inc. 1992 Stock Option Plan
                     [Incorporated by reference to Exhibit 10.19 to the 1991
                     Annual Report on Form 10-K of Chemical Waste Management,
                     Inc].
      10.18       -- 1991 Stock Option Plan for Non-Employee Directors of
                     Wheelabrator Technologies, Inc. [Incorporated by
                     reference to Exhibit 19.04 WTI's Quarterly Report for the
                     quarterly period ended June 30, 1991].
      10.19       -- Amendments dated as of September 7, 1990 to the WTI 1988
                     Stock Plan [Incorporated by reference to Exhibit 19.02 to
                     the 1990 Annual Report on Form 10-K of Wheelabrator
                     Technologies Inc.].

  EXHIBIT NO.*                            DESCRIPTION
  ------------                            -----------
      10.20       -- Amendment dated as of November 1, 1990 to the WTI 1988
                     Stock Plan [Incorporated by reference to Exhibit 19.04 to
                     the 1990 Annual Report on Form 10-K of Wheelabrator
                     Technologies Inc.].
      10.21       -- Amendment dated as of November 1, 1990 to the WTI 1986
                     Stock Plan [Incorporated by reference to Exhibit 19.03 to
                     the 1990 Annual Report on Form 10-K of Wheelabrator
                     Technologies Inc.].
      10.22       -- Amendment dated as of December 6, 1991 to the WTI 1986
                     Stock Plan [Incorporated by reference to Exhibit 19.01 to
                     the 1991 Annual Report on Form 10-K of Wheelabrator
                     Technologies Inc.].
      10.23       -- Amendment dated as of December 6, 1991 to the WTI 1988
                     Stock Plan [Incorporated by reference to Exhibit 19.02 to
                     the 1991 Annual Report on Form 10-K of Wheelabrator
                     Technologies Inc.].
      10.24       -- 1997 Employee Stock Purchase Plan [Incorporated by
                     reference to Exhibit 10.10 of the Registrant's Annual
                     Report on Form 10-K for the year ended December 31,
                     1997].
      10.25       -- 401(k) Restoration Plan [Incorporated by reference to
                     Exhibit 10.11 of the Registrant's Annual Report on Form
                     10-K for the year ended December 31, 1997].
      10.26       -- TransAmerican Waste Industries, Inc. Amended and Restated
                     1990 Stock Incentive Plan [Incorporated by reference to
                     Exhibit 99.1 of the Registrant's Registration Statement
                     on Form S-8, File No. 333-51975].
      10.27       -- TransAmerican Waste Industries, Inc. 1997 Non-Employee
                     Director Stock Option Plan [Incorporated by reference to
                     Exhibit 99.2 of the Registrant's Registration Statement
                     on Form S-8, File No. 333-51975].
      10.28       -- Eastern Environmental Services, Inc. 1997 Stock Option
                     Plan [Incorporated by reference to Exhibit 4.1 to the
                     Registrant's Registration Statement on Form S-8, File
                     No.333-70055].
      10.29       -- Eastern Environmental Services, Inc. Amended and Restated
                     1996 Stock Option Plan [Incorporated by reference to
                     Exhibit 4.2 to the Registrant's Registration Statement on
                     Form S-8, File No. 333-70055].
      10.30       -- Eastern Environmental Services, Inc. 1991 Stock Option
                     Plan [Incorporated by reference to Exhibit 4.3 to the
                     Registrant's Registration Statement on Form S-8, File No.
                     333-70055].
      10.31       -- Third Amended and Restated Revolving Credit Agreement,
                     dated as of December 15, 1999 among the Registrant, the
                     Guarantors Bank of America, N.A., Morgan Guaranty Trust
                     Company of New York and other financial institutions
                     [Incorporated by reference to Exhibit 10.32 of the
                     Registrant's Registration Statement on Form S-4, Reg. No.
                     333-87319].
      10.32       -- Amended and Restated Loan Agreement dated as of December
                     15, 1999, among the Registrant, the Guarantors, Bank
                     Boston, N.A. Bank of America National Trust and Savings
                     Association, Chase Bank of Texas, N.A., Deutsche Bank AG,
                     New York Branch, Morgan Guaranty Trust Company of New
                     York and other financial institutions [Incorporated by
                     reference to Exhibit 10.33 of the Registrant's
                     Registration Statement on Form S-4, Reg. No. 333-87319].
      10.33       -- 1998 Waste Management, Inc. Directors' Deferred
                     Compensation Plan [Incorporated by reference to Exhibit
                     10.1 to the Registrant's Quarterly Report on Form 10-Q
                     for the Quarter ended March 31, 1999].
      10.34       -- 1999 Waste Management, Inc. Directors Deferred
                     Compensation Plan [Incorporated by reference to Exhibit
                     10.2 to the Registrants Quarterly Report on Form 10-Q for
                     the quarter ended March 31, 1999.]
      10.35       -- Employment Agreement between the Company and A. Maurice
                     Myers, dated November 8, 1999.
      10.36       -- Employment Agreement between the Company and Lawrence
                     O'Donnell, III, dated January 21, 2000.
      10.37       -- Employment Agreement between the Company and William L.
                     Trubeck, dated February 16, 2000.

  EXHIBIT NO.*                            DESCRIPTION
  ------------                            -----------
      10.38       -- Term Sheet for Employment of Thomas L. Smith by the
                     Company.
      10.39       -- Employment Agreement between the Company and Robert A.
                     Damico, dated December 17, 1998.
      10.40       -- Employment Agreement between the Company and Charles A.
                     Wilcox, dated February 3, 1998.
      10.41       -- Employment Agreement between the Company and Douglas G.
                     Sobey, dated May 7, 1997.
      10.42       -- Employment Agreement between the Company and Miller J.
                     Mathews, Jr., dated October 1, 1998.
      10.43       -- Employment Agreement between the Company and David R.
                     Hopkins, dated January 1, 1999.
      10.44       -- Employment Agreement between the Company and Robert G.
                     Simpson, dated October 15, 1998.
      10.45       -- Employment Agreement and Amendment to Employment
                     Agreement between the Company and Susan J. Piller, dated
                     as of June 1, 1997 and December 7, 1997, respectively
                     [Incorporated by reference to Exhibits 10.19 and 10.20 to
                     the Registrant's Annual Report on Form 10-K for the year
                     ended December 31, 1997]
      10.46       -- Employment Agreement between the Company and Ronald H.
                     Jones, dated as of August 27, 1997 and December 7, 1997
                     [Incorporated by reference to Exhibits 10.25 to the
                     Registrant's Annual Report on Form 10-K for the year
                     ended December 31, 1997]
      10.47       -- Employment Agreement and Amendment to Employment
                     Agreement between the Company and William A. Rothrock,
                     dated as of October 7, 1997 and December 12, 1997,
                     respectively [Incorporated by reference to Exhibits 10.21
                     and 10.22 to the Registrant's Annual Report on Form 10-K
                     for the year ended December 31, 1997]
      10.48       -- Employment Agreement and Amendment to Employment
                     Agreement between the Company and Bruce E. Snyder, dated
                     as of June 1, 1997 and December 1, 1997 [Incorporated by
                     reference to Exhibits 10.26 and 10.27 to the Registrant's
                     Annual Report on Form 10-K for the year ended December
                     31, 1997]
      10.49       -- 2000 Broad-Based Employee Plan
      12.1        -- Computation of Ratio of Earnings to Fixed Charges.
      21.1        -- Subsidiaries of the Registrant.
      23.1        -- Consent of Arthur Andersen LLP.
      23.2        -- Consent of PricewaterhouseCoopers LLP.
      27          -- Financial Data Schedule.

---------------

 * In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the Registrant's file number under that Act is 1-12154. Waste Management Holdings' file number under the Exchange Act is 1-7327, Chemical Waste Management, Inc.'s file number is 1-9253 and Wheelabrator Technologies Inc.'s file number is 0-14246.

     (b) Reports on Form 8-K:

     During the fourth quarter of 1999, the Company filed a Current Report on Form 8-K dated October 20, 1999 to report the resignation of Messrs. Heckmann, Kinder and Drury from the Board of Directors of the Company effective August 13, September 23 and October 19, 1999, respectively. The Company also reported that consistent with its plan to reduce the size of its Board of Directors, none of Messrs. Heckmann's, Kinder's or Drury's board positions would be filled.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            WASTE MANAGEMENT, INC.

                                            By:    /s/ A. MAURICE MYERS
                                              ----------------------------------
                                                       A. Maurice Myers
                                              President, Chief Executive Officer
                                                              and
                                                    Chairman of the Board
Date: March 30, 2000

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                /s/ A. MAURICE MYERS                   President, Chief Executive      March 30, 2000
-----------------------------------------------------    Officer, Chairman of the
                  A. Maurice Myers                       Board, and Director
                                                         (Principal Executive
                                                         Officer)

               /s/ WILLIAM L. TRUBECK                  Senior Vice President and       March 30, 2000
-----------------------------------------------------    Chief Financial Officer
                 William L. Trubeck                      (Principal Financial
                                                         Officer)

                 /s/ BRUCE E. SNYDER                   Vice President and Chief        March 30, 2000
-----------------------------------------------------    Accounting Officer
                   Bruce E. Snyder                       (Principal Accounting
                                                         Officer)

                /s/ H. JESSE ARNELLE                   Director                        March 30, 2000
-----------------------------------------------------
                  H. Jesse Arnelle

            /s/ PASTORA SAN JUAN CAFFERTY              Director                        March 30, 2000
-----------------------------------------------------
              Pastora San Juan Cafferty

                  /s/ RALPH F. COX                     Director                        March 30, 2000
-----------------------------------------------------
                    Ralph F. Cox

                /s/ RODERICK M. HILLS                  Director                        March 30, 2000
-----------------------------------------------------
                  Roderick M. Hills

                                                       Director                        March 30, 2000
-----------------------------------------------------
                  Robert S. Miller

                /s/ PAUL M. MONTRONE                   Director                        March 30, 2000
-----------------------------------------------------
                  Paul M. Montrone

                  /s/ JOHN C. POPE                     Director                        March 30, 2000
-----------------------------------------------------
                    John C. Pope

               /s/ STEVEN G. ROTHMEIER                 Director                        March 30, 2000
-----------------------------------------------------
                 Steven G. Rothmeier

               /s/ RALPH V. WHITWORTH                  Director                        March 30, 2000
-----------------------------------------------------
                 Ralph V. Whitworth

                 /s/ JEROME B. YORK                    Director                        March 30, 2000
-----------------------------------------------------
                   Jerome B. York

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Waste Management, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Waste Management, Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated March 27, 2000, in which we expressed an unqualified opinion based upon our audits and the report of other auditors. Our report contained an explanatory paragraph indicating that we attempted, but were unable, to review the quarterly financial data for the interim periods within 1999 included in Note 20 to the Company's consolidated financial statements. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements.
Schedule II has been subjected to the auditing procedures applied in the audits, of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Houston, Texas
March 27, 2000

                             WASTE MANAGEMENT, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                              Charged      Accounts                    Effect of
                                                Balance     (Credited)    Written Off/                  Foreign        Balance
                                               Beginning        to          Use of                      Currency       End of
                                                of Year       Income        Reserve       Other (A)    Translation      Year
                                               ---------     ---------    ------------    ---------    -----------    ---------
1997 - Reserve for doubtful accounts(B)        $  76,662     $  69,592     $ (56,586)     $   7,336     $  (2,605)    $  94,399
1998 - Reserve for doubtful accounts(B)           94,399        70,727       (51,657)         4,164         1,284       118,917
1999 - Reserve for doubtful accounts(B)          118,917       268,379       (96,272)         7,222        (3,247)      294,999

1997 - Merger and restructuring accruals(C)       69,843       160,528      (109,039)            --            --       121,332
1998 - Merger and restructuring accruals(C)      121,332       675,200      (536,401)            --         1,106       261,237
1999 - Merger and restructuring accruals(C)      261,237        (8,182)     (141,348)            --        (3,127)      108,580

1997 - Reserve for major maintenance
         expenditures(D)                          63,790         6,924        (5,919)            --            --        64,795
1998 - Reserve for major maintenance
         expenditures(D)                          64,795         4,289        (9,658)            --            --        59,426
1999 - Reserve for major maintenance
         expenditures(D)                          59,426         8,881       (14,877)            --            --        53,430

(A) Acquired reserves for doubtful accounts relative to purchase business combinations, reserves associated with dispositions of businesses, and reserves reclassified to operations held for sale.

(B)  Includes reserves for doubtful long-term notes receivable.

(C) Accruals are included in accrued liabilities and other liabilities. These accruals represent transaction or deal costs, employee severance, separation, and transitional costs and restructuring charges.

(D) Accruals for major maintenance expenditures at the Company's waste-to-energy and independent power facilities.

                               INDEX TO EXHIBITS

  EXHIBIT NO.*                            DESCRIPTION
  ------------                            -----------
       2.1        -- Agreement and Plan of Merger, dated as of April 13, 1997, by and among the Registrant, Riviera Acquisition
                     Corporation and United Waste Systems, Inc. [Incorporated
                     by reference to Appendix A in the Registrant's
                     Registration Statement on Form S-4, File No. 333-31979].
       2.2        -- Agreement and Plan of Merger, dated March 10, 1998, by
                     and among the Registrant, Dome Merger Subsidiary, Inc.
                     and Waste Management, Inc. [Incorporated by reference to
                     Exhibit 99.1 of the Registrant's Current Report on Form
                     8-K dated March 10, 1998].
       2.3        -- Agreement and Plan of Merger, dated as of February 16,
                     1998, by and among the Registrant, C&S Ohio Corp. and
                     American Waste Services, Inc. [Incorporated by reference
                     to Exhibit 10.70 to American Waste Services' Current
                     Report on Form 8-K, dated February 6, 1998].
       2.4        -- Agreement and Plan of Merger, dated as of August 16,
                     1998, by and among the Registrant, Ocho Acquisition
                     Corporation and Eastern Environmental Services, Inc.
                     [Incorporated by reference to Annex A in the Registrant's
                     Registration Statement on Form S-4, File No. 333-64239].
       2.5        -- Scheme of Arrangement between Waste Management
                     International plc and the Holders of the Scheme Shares
                     dated September 7, 1998 [Incorporated by reference to the
                     Registrant's Schedule 13E-3 Transaction Statement dated
                     September 7, 1998].
       2.6        -- Agreement and Plan of Merger by and among the Registrant,
                     TransAmerican Acquisition Corp., and TransAmerican Waste
                     Industries, Inc. dated January 1998 [Incorporated by
                     reference to the Registrant's Registration Statement on
                     Form S-4, File No. 333-49253].
       2.7        -- Agreement and Plan of Merger by and among Waste
                     Management, Inc., WMI Merger Sub, Inc. and Wheelabrator
                     Technologies Inc. dated December 8, 1997 [Incorporated by
                     reference to Exhibit A of WTI's Proxy Statement on
                     Schedule 14A filed on March 3, 1998].
       3.1        -- Restated Certificate of Incorporation, as amended
                     [Incorporated by reference to Exhibit 3.2 of the
                     Registrant's current Report on Form 8-K dated July 16,
                     1998].
       3.2        -- Bylaws [Incorporated by reference to Exhibit to
                     Registrant's Form 10-Q for the quarter ended June 30,
                     1999].
       4.1        -- Specimen Stock Certificate [Incorporated by reference to
                     Exhibit 4.1 to the Registrants Annual Report on Form 10-K
                     for the year ended December 31, 1998].
       4.2        -- Indenture for Subordinated Debt Securities dated February
                     1, 1997, among the Registrant and Texas Commerce Bank
                     National Association, as trustee [Incorporated by
                     reference to Exhibit 4.1 of the Registrant's Current
                     Report on Form 8-K dated February 7, 1997].
       4.3        -- Indenture for Senior Debt Securities dated September 10,
                     1997, among the Registrant and Texas Commerce Bank
                     National Association, as trustee [Incorporated by
                     reference to Exhibit 4.1 of the Registrant's Current
                     Report on Form 8-K dated September 10, 1997].
      10.1        -- 1990 Stock Option Plan [Incorporated by reference to
                     Exhibit 10.1 of the Registrant's Annual report on Form
                     10-K for the year ended December 31, 1990].
      10.2        -- Conformed copy of 1993 Stock Incentive Plan, as amended and restated. [Incorporated by reference to Exhibit 10.2
                     (and 10.3) to the Registrant's Annual Report on Form 10-K
                     for the year ended December 31, 1998.]
      10.3        -- Conformed copy of 1996 Stock Option Plan for Non-Employee
                     Directors, as amended. [Incorporated by reference to
                     Exhibit 10.2 (and 10.3) to the Registrant's Annual Report
                     on Form 10-K for the year ended December 31, 1998.]
      10.4        -- Envirofil, Inc. 1993 Stock Incentive Plan [Incorporated
                     by reference to Exhibit 4.1 of the Registrant's
                     Registration Statement on Form S-8, File No. 33-84990].
      10.5        -- Western Waste Industries Amended and Restated 1983
                     Incentive Stock Option Plan [Incorporated by reference to
                     Exhibit 99.1 of the Registrant's Registration Statement
                     on Form S-8, File No. 333-02181].

  EXHIBIT NO.*                            DESCRIPTION
  ------------                            -----------
      10.6        -- Western Waste Industries 1983 Non-Qualified Stock Option
                     Plan [Incorporated by reference to Exhibit 99.2 of the
                     Registrant's Registration Statement on Form S-8, File No.
                     333-02181].
      10.7        -- Western Waste Industries 1992 Option Plan [Incorporated
                     by reference to Exhibit 99.3 of the Registrant's
                     Registration Statement on Form S-8, File No. 333-02181].
      10.8        -- Sanifill, Inc. 1994 Long-Term Incentive Plan
                     [Incorporated by reference to Exhibit 99.1 of the
                     Registrant's Registration Statement on Form S-8, File No.
                     333-08161].
      10.9        -- Sanifill, Inc. 1989 Stock Option Plan [Incorporated by
                     reference to Exhibit 99.2 of the Registrant's
                     Registration Statement on Form S-8, File No. 333-08161].
      10.10       -- Waste Management, Inc. 1997 Equity Incentive Plan
                     [Incorporated by reference to Exhibit A to Waste
                     Management Holdings' Proxy Statement for its 1997 Annual
                     Meeting of Shareholders].
      10.11       -- WMX Technologies, Inc. 1996 Replacement Stock Option Plan
                     [Incorporated by reference to Exhibit 4.13 to Waste
                     Management Holdings' Registration Statement on Form S-8,
                     File No. 333-01325].
      10.12       -- WMX Technologies, Inc. 1992 Stock Option Plan
                     [Incorporated by reference to Exhibit 10.31 to Waste
                     Management Holdings' Registration Statement on Form S-1,
                     File No. 33-44849].
      10.13       -- WMX Technologies, Inc. 1992 Stock Option Plan for
                     Non-Employee Directors [Incorporated by reference to
                     Exhibit 10.23 to Waste Management Holdings' 1996 Annual
                     Report on Form 10-K].
      10.14       -- Waste Management, Inc. 1982 Stock Option Plan, as amended to March 11, 1988 [Incorporated by reference to Exhibit
                     10.3 to Waste Management Holdings' 1988 Annual Report on
                     Form 10-K].
      10.15       -- Wheelabrator Technologies Inc. 1992 Stock Option Plan
                     [Incorporated by reference to Exhibit 10.45 to the 1991
                     Annual Report on Form 10-K of Wheelabrator Technologies
                     Inc.].
      10.16       -- Wheelabrator Technologies Inc. 1988 Stock Plan for
                     Executive Employees of WTI and its Subsidiaries
                     [Incorporated by reference to Exhibit 28.1 to Amendment
                     No. 1 to the Registration Statement of Wheelabrator
                     Technologies Inc. on Form S-8, File No. 33-31523].
      10.17       -- Chemical Waste Management, Inc. 1992 Stock Option Plan
                     [Incorporated by reference to Exhibit 10.19 to the 1991
                     Annual Report on Form 10-K of Chemical Waste Management,
                     Inc].
      10.18       -- 1991 Stock Option Plan for Non-Employee Directors of
                     Wheelabrator Technologies, Inc. [Incorporated by
                     reference to Exhibit 19.04 WTI's Quarterly Report for the
                     quarterly period ended June 30, 1991].
      10.19       -- Amendments dated as of September 7, 1990 to the WTI 1988
                     Stock Plan [Incorporated by reference to Exhibit 19.02 to
                     the 1990 Annual Report on Form 10-K of Wheelabrator
                     Technologies Inc.].
      10.20       -- Amendment dated as of November 1, 1990 to the WTI 1988
                     Stock Plan [Incorporated by reference to Exhibit 19.04 to
                     the 1990 Annual Report on Form 10-K of Wheelabrator
                     Technologies Inc.].
      10.21       -- Amendment dated as of November 1, 1990 to the WTI 1986
                     Stock Plan [Incorporated by reference to Exhibit 19.03 to
                     the 1990 Annual Report on Form 10-K of Wheelabrator
                     Technologies Inc.].
      10.22       -- Amendment dated as of December 6, 1991 to the WTI 1986
                     Stock Plan [Incorporated by reference to Exhibit 19.01 to
                     the 1991 Annual Report on Form 10-K of Wheelabrator
                     Technologies Inc.].
      10.23       -- Amendment dated as of December 6, 1991 to the WTI 1988
                     Stock Plan [Incorporated by reference to Exhibit 19.02 to
                     the 1991 Annual Report on Form 10-K of Wheelabrator
                     Technologies Inc.].

  EXHIBIT NO.*                            DESCRIPTION
  ------------                            -----------
      10.24       -- 1997 Employee Stock Purchase Plan [Incorporated by
                     reference to Exhibit 10.10 of the Registrant's Annual
                     Report on Form 10-K for the year ended December 31,
                     1997].
      10.25       -- 401 (k) Restoration Plan [Incorporated by reference to
                     Exhibit 10.11 of the Registrant's Annual Report on Form
                     10-K for the year ended December 31, 1997].
      10.26       -- TransAmerican Waste Industries, Inc. Amended and Restated
                     1990 Stock Incentive Plan [Incorporated by reference to
                     Exhibit 99.1 of the Registrant's Registration Statement
                     on Form S-8, File No. 333-51975].
      10.27       -- TransAmerican Waste Industries, Inc. 1997 Non-Employee
                     Director Stock Option Plan [Incorporated by reference to
                     Exhibit 99.2 of the Registrant's Registration Statement
                     on Form S-8, File No. 333-51975].
      10.28       -- Eastern Environmental Services, Inc. 1997 Stock Option
                     Plan [Incorporated by reference to Exhibit 4.1 to the
                     Registrant's Registration Statement on Form S-8, File
                     No.333-70055].
      10.29       -- Eastern Environmental Services, Inc. Amended and Restated
                     1996 Stock Option Plan [Incorporated by reference to
                     Exhibit 4.2 to the Registrant's Registration Statement on
                     Form S-8, File No. 333-70055].
      10.30       -- Eastern Environmental Services, Inc. 1991 Stock Option
                     Plan [Incorporated by reference to Exhibit 4.3 to the
                     Registrant's Registration Statement on Form S-8, File No.
                     333-70055].
      10.31       -- Third Amended and Restated Revolving Credit Agreement,
                     dated as of December 15, 1999 among the Registrant, the
                     Guarantors Bank of America, N.A., Morgan Guaranty Trust
                     Company of New York and other financial institutions
                     [Incorporated by reference to Exhibit 10.32 of the
                     Registrant's Registration Statement on Form S-4, Reg. No.
                     333-87319].
      10.32       -- Amended and Restated Loan Agreement dated as of December
                     15, 1999, among the Registrant, the Guarantors, Bank
                     Boston, N.A. Bank of America National Trust and Savings
                     Association, Chase Bank of Texas, N.A., Deutsche Bank AG,
                     New York Branch, Morgan Guaranty Trust Company of New
                     York and other financial institutions [Incorporated by
                     reference to Exhibit 10.33 of the Registrant's
                     Registration Statement on Form S-4, Reg. No. 333-87319].
      10.33       -- 1998 Waste Management, Inc. Directors' Deferred
                     Compensation Plan [Incorporated by reference to Exhibit
                     10.1 to the Registrant's Quarterly Report on Form 10-Q
                     for the Quarter ended March 31, 1999].
      10.34       -- 1999 Waste Management, Inc. Directors Deferred
                     Compensation Plan [Incorporated by reference to Exhibit
                     10.2 to the Registrants Quarterly Report on Form 10-Q for
                     the quarter ended March 31, 1999.]
      10.35       -- Employment Agreement between the Company and A. Maurice
                     Myers, dated November 8, 1999.
      10.36       -- Employment Agreement between the Company and Lawrence
                     O'Donnell, III, dated January 21, 2000.
      10.37       -- Employment Agreement between the Company and William L.
                     Trubeck, dated February 16, 2000.
      10.38       -- Term Sheet for Employment of Thomas L. Smith by the
                     Company.
      10.39       -- Employment Agreement between the Company and Robert A.
                     Damico, dated December 17, 1998.
      10.40       -- Employment Agreement between the Company and Charles A.
                     Wilcox, dated February 3, 1998.
      10.41       -- Employment Agreement between the Company and Douglas G.
                     Sobey, dated May 7, 1997.
      10.42       -- Employment Agreement between the Company and Miller J.
                     Mathews, Jr., dated October 1, 1998.
      10.43       -- Employment Agreement between the Company and David R.
                     Hopkins, dated January 1, 1999.

  EXHIBIT NO.*                            DESCRIPTION
  ------------                            -----------
      10.44       -- Employment Agreement between the Company and Robert G.
                     Simpson, dated October 15, 1998.
      10.45       -- Employment Agreement and Amendment to Employment
                     Agreement between the Company and Susan J. Piller, dated
                     as of June 1, 1997 and December 7, 1997, respectively
                     [Incorporated by reference to Exhibits 10.19 and 10.20 to
                     the Registrant's Annual Report on Form 10-K for the year
                     ended December 31, 1997]
      10.46       -- Employment Agreement between the Company and Ronald H.
                     Jones, dated as of August 27, 1997 and December 7, 1997
                     [Incorporated by reference to Exhibits 10.25 to the
                     Registrant's Annual Report on Form 10-K for the year
                     ended December 31, 1997]
      10.47       -- Employment Agreement and Amendment to Employment
                     Agreement between the Company and William A. Rothrock,
                     dated as of October 7, 1997 and December 12, 1997,
                     respectively [Incorporated by reference to Exhibits 10.21
                     and 10.22 to the Registrant's Annual Report on Form 10-K
                     for the year ended December 31, 1997]
      10.48       -- Employment Agreement and Amendment to Employment
                     Agreement between the Company and Bruce E. Snyder, dated
                     as of June 1, 1997 and December 1, 1997 [Incorporated by
                     reference to Exhibits 10.26 and 10.27 to the Registrant's
                     Annual Report on Form 10-K for the year ended December
                     31, 1997]
      10.49       -- 2000 Broad-Based Employee Plan
      12.1        -- Computation of Ratio of Earnings to Fixed Charges.
      21.1        -- Subsidiaries of the Registrant.
      23.1        -- Consent of Arthur Andersen LLP.
      23.2        -- Consent of PricewaterhouseCoopers LLP.
      27          -- Financial Data Schedule.

---------------

 * In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the Registrant's file number under that Act is 1-12154. Waste Management Holdings' file number under the Exchange Act is 1-7327, Chemical Waste Management, Inc.'s file number is 1-9253 and Wheelabrator Technologies Inc.'s file number is 0-14246.