Form 10-Q
period 2000-03-31
WASTE MANAGEMENT INC
filed 2000-05-12
CIK 823768

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     The number of shares of Common Stock, $.01 par value, of the registrant outstanding at May 9, 2000 was 621,088,479 (excluding 7,892,612 shares held in the Waste Management, Inc. Employee Stock Benefit Trust and treasury shares of 73,709).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1. FINANCIAL STATEMENTS.

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $   147,422   $   181,357
  Accounts receivable, net..................................    1,614,113     1,907,287
  Parts and supplies........................................      115,160       107,222
  Deferred income taxes.....................................      291,479       298,433
  Prepaid expenses and other................................      154,198       190,744
  Operations held for sale..................................    3,583,650     3,535,502
                                                              -----------   -----------
         Total current assets...............................    5,906,022     6,220,545
Property and equipment, net.................................   10,136,441    10,303,803
Excess of cost over net assets of acquired businesses,
  net.......................................................    5,212,046     5,185,909
Other intangible assets, net................................      152,735       170,768
Other assets................................................      816,937       800,399
                                                              -----------   -----------
         Total assets.......................................  $22,224,181   $22,681,424
                                                              ===========   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   965,868   $ 1,062,536
  Accrued liabilities.......................................    1,432,917     1,512,873
  Deferred revenues.........................................      404,881       407,084
  Current maturities of long-term debt......................    2,760,371     3,098,742
  Operations held for sale..................................    1,397,985     1,408,220
                                                              -----------   -----------
         Total current liabilities..........................    6,962,022     7,489,455
Long-term debt, less current maturities.....................    8,352,949     8,399,346
Deferred income taxes.......................................      807,657       729,902
Environmental liabilities...................................      849,312       837,407
Other liabilities...........................................      790,515       815,028
                                                              -----------   -----------
         Total liabilities..................................   17,762,455    18,271,138
                                                              -----------   -----------
Minority interest in subsidiaries...........................        8,964         7,674
                                                              -----------   -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; none issued.................................           --            --
  Common stock, $.01 par value; 1,500,000,000 shares
    authorized; 629,006,157 and 627,283,618 shares issued,
    respectively............................................        6,290         6,273
  Additional paid-in capital................................    4,439,324     4,440,159
  Retained earnings.........................................      717,749       662,746
  Accumulated other comprehensive income (loss).............     (594,420)     (563,086)
  Restricted stock unearned compensation....................       (4,261)       (3,936)
  Treasury stock at cost, 73,709 shares.....................       (3,890)       (3,890)
  Employee stock benefit trust at market, 7,892,612
    shares..................................................     (108,030)     (135,654)
                                                              -----------   -----------
         Total stockholders' equity.........................    4,452,762     4,402,612
                                                              -----------   -----------
         Total liabilities and stockholders' equity.........  $22,224,181   $22,681,424
                                                              ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Operating revenues..........................................  $3,217,309    $3,070,635
                                                              ----------    ----------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................   1,955,716     1,676,783
  General and administrative................................     494,011       259,938
  Depreciation and amortization.............................     350,409       356,332
  Merger and acquisition related costs......................          --        17,484
  Asset impairments and unusual items.......................     103,353            --
                                                              ----------    ----------
                                                               2,903,489     2,310,537
                                                              ----------    ----------
Income from operations......................................     313,820       760,098
                                                              ----------    ----------
Other income (expense):
  Interest expense..........................................    (210,209)     (176,157)
  Interest income...........................................       8,848         2,818
  Minority interest.........................................      (5,972)       (6,462)
  Other income, net.........................................      13,366        14,363
                                                              ----------    ----------
                                                                (193,967)     (165,438)
                                                              ----------    ----------
Income before income taxes..................................     119,853       594,660
Provision for income taxes..................................      64,850       247,972
                                                              ----------    ----------
Net income..................................................  $   55,003    $  346,688
                                                              ==========    ==========
Basic earnings per common share.............................  $     0.09    $     0.57
                                                              ==========    ==========
Diluted earnings per common share...........................  $     0.09    $     0.55
                                                              ==========    ==========
Weighted average number of common shares outstanding........     620,633       602,522
                                                              ==========    ==========
Weighted average number of common and dilutive potential
  common shares outstanding.................................     621,542       642,481
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

                             WASTE MANAGEMENT, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            ACCUMULATED
                                                   ADDITIONAL                  OTHER       RESTRICTED STOCK
                              PREFERRED   COMMON    PAID-IN     RETAINED   COMPREHENSIVE       UNEARNED       TREASURY
                                STOCK     STOCK     CAPITAL     EARNINGS   INCOME (LOSS)     COMPENSATION      STOCK
                              ---------   ------   ----------   --------   -------------   ----------------   --------
Balance, December 31,
  1999......................    $ --      $6,273   $4,440,159   $662,746     $(563,086)        $(3,936)       $(3,890)
  Net income................      --         --            --     55,003            --              --             --
  Common stock issued upon
    exercise of stock
    options and warrants and
    grants of restricted
    stock (including tax
    benefit)................      --          2         1,559         --            --            (685)            --
  Earned compensation
    related to restricted
    stock...................      --         --            --         --            --             360             --
  Common stock issued in
    connection with
    litigation
    settlements.............      --         11        17,141         --            --              --             --
  Adjustment of employee
    stock benefit trust to
    market value............      --         --       (27,624)        --            --              --             --
  Adjustment for minimum
    pension liability, net
    of taxes................      --         --            --         --        48,013              --             --
  Cumulative translation
    adjustment of foreign
    currency statements.....      --         --            --         --       (79,347)             --             --
  Other.....................      --          4         8,089         --            --              --             --
                                ----      ------   ----------   --------     ---------         -------        -------
Balance, March 31, 2000.....    $ --      $6,290   $4,439,324   $717,749     $(594,420)        $(4,261)       $(3,890)
                                ====      ======   ==========   ========     =========         =======        =======


                                EMPLOYEE
                                  STOCK
                              BENEFIT TRUST
                              -------------
Balance, December 31,
  1999......................    $(135,654)
  Net income................           --
  Common stock issued upon
    exercise of stock
    options and warrants and
    grants of restricted
    stock (including tax
    benefit)................           --
  Earned compensation
    related to restricted
    stock...................           --
  Common stock issued in
    connection with
    litigation
    settlements.............           --
  Adjustment of employee
    stock benefit trust to
    market value............       27,624
  Adjustment for minimum
    pension liability, net
    of taxes................           --
  Cumulative translation
    adjustment of foreign
    currency statements.....           --
  Other.....................           --
                                ---------
Balance, March 31, 2000.....    $(108,030)
                                =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $  55,003     $ 346,688
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for bad debts................................      13,293         8,994
     Depreciation and amortization..........................     350,409       356,332
     Deferred income tax provision..........................      38,822       129,726
     Net gain on disposal of assets.........................     (12,632)       (7,004)
     Minority interest in subsidiaries......................       5,972         6,462
     Effect of asset impairments and unusual items..........     103,353            --
     Change in assets and liabilities, net of effects of
      acquisitions and divestitures:
       Accounts receivable and other receivables............     288,043       (70,506)
       Prepaid expenses and other current assets............     (20,782)      (88,697)
       Other assets.........................................      21,049        26,683
       Accounts payable and accrued liabilities.............    (182,017)      (34,245)
       Deferred revenues and other liabilities..............      16,712      (328,539)
       Other, net...........................................      (1,996)       12,570
                                                               ---------     ---------
Net cash provided by operating activities...................     675,229       358,464
                                                               ---------     ---------
Cash flows from investing activities:
  Short-term investments....................................      53,733        (6,466)
  Acquisitions of businesses, net of cash acquired..........    (114,110)     (280,797)
  Capital expenditures......................................    (248,565)     (281,272)
  Proceeds from divestitures of businesses and other asset
     sales..................................................      62,022       275,733
  Other.....................................................     (43,776)        4,998
                                                               ---------     ---------
Net cash used in investing activities.......................    (290,696)     (287,804)
                                                               ---------     ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................      64,774       636,745
  Principal payments on long-term debt......................    (481,649)     (757,217)
  Other.....................................................         874        24,069
                                                               ---------     ---------
Net cash used in financing activities.......................    (416,001)      (96,403)
                                                               ---------     ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (2,467)       (1,766)
                                                               ---------     ---------
Decrease in cash and cash equivalents.......................     (33,935)      (27,509)
Cash and cash equivalents at beginning of period............     181,357        86,873
                                                               ---------     ---------
Cash and cash equivalents at end of period..................   $ 147,422     $  59,364
                                                               =========     =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Net income..................................................   $ 55,003      $346,688
                                                               --------      --------
Other comprehensive income (loss):
  Foreign currency translation adjustment...................    (79,347)      (61,545)
  Minimum pension liability adjustment, net of taxes of
     $30,568 in 2000........................................     48,013            --
                                                               --------      --------
Other comprehensive income (loss)...........................    (31,334)      (61,545)
                                                               --------      --------
Comprehensive income........................................   $ 23,669      $285,143
                                                               ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The condensed consolidated financial statements of Waste Management, Inc. and subsidiaries (collectively referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1999.

     As previously reported in the Company's Form 10-Q for the quarter ended September 30, 1999 and the Company's Form 10-K for the year ended December 31, 1999, the Company concluded that its internal controls for the preparation of interim financial information during 1999 did not provide an adequate basis for its independent public accountants to complete reviews of the 1999 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants.

     The Company believes that the processes it used for the preparation of its March 31, 2000 interim financial statements have improved. In addition, the Company has committed substantial resources to mitigate the previously identified control weaknesses. Management believes these efforts have enabled the Company to produce timely and reliable interim financial statements as of March 31, 2000 and for the three months then ended. Management further believes that its processes will continue to improve throughout 2000, allowing it to reduce its reliance on the use of external resources as mitigating controls, although there can be no assurance that this will be the case.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingent assets and liabilities at the date of the financial statements and during the reporting period. Specifically, with regard to landfill accounting, the Company uses engineering and accounting estimates when projecting future development and final closure and post-closure costs, forecasting various engineering specifications (including the prediction of waste settlement), and future operational plans and waste volumes. Actual results could differ materially from those estimates. See "Management's Discussion and Analysis" elsewhere herein.

     Certain reclassifications have been made to prior year amounts in the financial statements in order to conform to the current year presentation.

1. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                             -----------   ------------
Bank credit facilities.....................................  $ 2,290,000   $ 2,250,000
Commercial paper, average interest of 5.5% in 1999.........           --        21,899
Senior notes and debentures, interest of 6% to 8 3/4%
  through 2029.............................................    6,750,725     6,749,785
4% Convertible subordinated notes due 2002.................      535,275       535,275
5.75% Convertible subordinated notes due 2005..............       30,735       426,726
Tax-exempt and project bonds, principal payable in periodic
  installments, maturing through 2021, fixed and variable
  interest rates ranging from 4.0% to 9.25% at March 31,
  2000.....................................................    1,201,757     1,234,668
Installment loans, notes payable, and other, interest to
  14%, maturing through 2015...............................      304,828       279,735
                                                             -----------   -----------
                                                              11,113,320    11,498,088
Less current maturities....................................    2,760,371     3,098,742
                                                             -----------   -----------
                                                             $ 8,352,949   $ 8,399,346
                                                             ===========   ===========

                             WASTE MANAGEMENT, INC.

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

     At March 31, 2000, the Company had borrowings of approximately $1.8 billion under the Syndicated Facility at an average interest rate of 7.03%, and had borrowings of $500.0 million under the Credit Facility at 7.0% interest. The facility fees were 0.20% and 0.25% per annum under the Syndicated Facility and Credit Facility, respectively, at March 31, 2000. The Company had issued letters of credit of approximately $1.2 billion in aggregate under the Syndicated Facility and Credit Facility leaving unused and available credit capacity of approximately $1.5 billion at March 31, 2000.

     Under the terms of the Syndicated Facility and Credit Facility, the Company is obligated to repay its indebtedness under such facilities with the cash proceeds to be received from the divestitures of its international operations outside North America ("WM International"), domestic non-core assets and up to 10% of its North America solid waste ("NASW") operations. Specifically, the Company must use all of the first $1.5 billion from sales of domestic operations to repay indebtedness under such facilities. Additionally, 50% of the net proceeds greater than $1.5 billion but less than $2.5 billion from the sales of domestic operations must be used to repay the indebtedness. Finally, all net proceeds from the divestiture of the Company's WM International operations were required to be used to repay indebtedness under the Company's Eurocurrency facilities, all of which indebtedness, as described below, has been repaid since March 31, 2000. The net proceeds from WM International divestitures received by the Company after the repayment of the Eurocurrency facilities are subject to the same requirements to repay the Syndicated Facility and Credit Facility as net proceeds received from the sales of domestic operations.

     The Company has obtained amendments to the Syndicated Facility and Credit Facility agreements for the quarter ended March 31, 2000 to maintain compliance with certain financial ratios. The Company anticipates that it may need to obtain further amendments to its existing financial covenants in those agreements in future quarters and, therefore, expects to restructure its covenant requirements during the renewal process for its Syndicated Facility in mid-2000. Until such restructuring is completed, the Company will continue to classify the borrowings outstanding under its Syndicated Facility and Credit Facility as short-term obligations. There can be no assurance the Company will be successful in obtaining a restructuring of its covenant requirements, and failure to obtain such a restructuring or additional amendments or waivers, would, in the event of an actual violation by the Company, have an adverse effect on the Company's financial condition, results of operations and cash flows.

     On December 17, 1999, the Company's two Eurocurrency facilities were converted into two term loans totaling Euro 180.6 million (equivalent to approximately $172.7 million at March 31, 2000). These loans are included in current liabilities of operations held for sale as of March 31, 2000 and December 31, 1999, as they relate to WM International operations, which are being sold pursuant to the Company's strategic plan. The interest rate was 4.91% for these loans as of March 31, 2000. Subsequent to March 31, 2000, the Company repaid and terminated its Eurocurrency term loans with net proceeds from its WM International divestiture activity.

     The Company's 5.75% convertible subordinated notes due 2005 are subordinated to all existing and future senior indebtedness of the Company. Each note bears cash interest at the rate of two percent per annum of the $1,000 principal amount at maturity, payable semi-annually. The difference between the principal amount at maturity of $1,000 and the $717.80 stated issue price of each note represents the stated discount. At the option

                             WASTE MANAGEMENT, INC.

of the holder, each note was redeemable for cash by the Company on March 15, 2000, at $843.03, plus accrued interest through the date of redemption. The notes are callable by the Company for cash, plus accrued stated discount and accrued interest. In addition, each $1,000 principal amount note is convertible at any time prior to maturity into approximately 18.9 shares of the Company's common stock, subject to adjustment upon the occurrence of certain events. Upon any such conversion, the Company has the option of paying cash equal to the market value of the shares which would otherwise be issuable. Through March 31, 2000, the Company had repurchased, for cash, $396.7 million of these notes that were outstanding at December 31, 1999.

2. INCOME TAXES

     The differences in federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2000 and 1999 are primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and non-deductible held-for-sale impairment charges associated with certain foreign businesses.

3. EARNINGS PER SHARE

     The following reconciles the number of common shares outstanding at March 31 of each year indicated to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and dilutive earnings per common share, respectively (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Number of common shares outstanding at end of period........  621,040    605,940
Effect of using weighted average common shares
  outstanding...............................................     (407)    (3,418)
                                                              -------    -------
Weighted average number of common shares outstanding........  620,633    602,522
Dilutive effect of common stock options and warrants........      909      9,652
Diluted effect of convertible subordinated notes and
  debentures................................................       --     30,307
                                                              -------    -------
Weighted average number of common and dilutive potential
  common shares outstanding.................................  621,542    642,481
                                                              =======    =======

     For the three months ended March 31,1999, interest (net of taxes) of $7.2 million has been added to net income for the diluted earnings per share calculation. For the three months ended March 31, 2000, the effect of the Company's convertible subordinated notes and debentures are excluded from the dilutive earnings per share calculation since the inclusion of such items would be antidilutive.

     At March 31, 2000, there were approximately 56.6 million shares of common stock potentially issuable with respect to stock options, warrants and convertible debt, which could dilute basic earnings per share in the future.

                             WASTE MANAGEMENT, INC.

4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents the change in the Company's equity from transactions and other events and circumstances from nonowner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income (loss) are as follows for the periods indicated (in thousands):

                                                                    MINIMUM         ACCUMULATED
                                            FOREIGN CURRENCY   PENSION LIABILITY       OTHER
                                              TRANSLATION       ADJUSTMENT (NET    COMPREHENSIVE
                                               ADJUSTMENT           OF TAX)        INCOME (LOSS)
                                            ----------------   -----------------   -------------
Balance, December 31, 1999................     $(430,080)          $(133,006)        $(563,086)
  Year-to-date change.....................       (79,347)             48,013           (31,334)
                                               ---------           ---------         ---------
Balance, March 31, 2000...................     $(509,427)          $ (84,993)        $(594,420)
                                               =========           =========         =========

     The Company is continuing the process of settling its obligations under the qualified defined benefit plan (the "Plan") for all eligible non-union domestic employees of Waste Management Holdings, Inc. ("WM Holdings") which was terminated as of October 31, 1999 in connection with the merger between the Company and WM Holdings in July 1998 (the "WM Holdings Merger"). To the extent that the termination benefit has not yet been charged to expense, additional minimum pension liability has been recorded as a charge to other comprehensive income. The pension related charge recorded in the three months ended March 31, 2000 of $78.6 million, which is included in asset impairments and unusual items, is primarily due to the settlement by the Plan of obligations to certain participants that occurred during the three months ended March 31, 2000. The settlements were funded by the Plan's trust and resulted in a reduction in the minimum pension liability and a credit to other comprehensive income for the period. The Company expects to settle the remaining obligations at various dates through the remainder of 2000, at which time settlement expense will be recorded and adjustments to other comprehensive income will be made. In conjunction with the termination of the Plan, the Company expects to make payments of approximately $185 million to the Plan's trust through the remainder of 2000.

     The Company adopted a strategic plan in August 1999, one element of which is to pursue the divestiture of its WM International operations. Upon the divestiture of the Company's WM International operations, the foreign currency translation losses that are included in accumulated other comprehensive income
(loss) will be recognized in the Company's statement of operations (decreasing any gain, or increasing any loss). The accumulated foreign currency translation loss for the Company's WM International operations was $424.7 million and $353.1 million as of March 31, 2000 and December 31, 1999, respectively; however, that amount will fluctuate from period to period with the change in foreign currency exchange rates. Such fluctuations may be material.

5. ENVIRONMENTAL LIABILITIES

     The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the landfill and the capping of the final uncapped areas of a landfill or costs required by regulation associated with existing operations at a hazardous waste treatment, storage or disposal facility which are subject to the Toxic Substances Control Act ("TSCA") or Subtitle C of the Resource Conservation and Recovery Act ("RCRA"), and post-closure maintenance of those facilities. Estimates for final closure and post-closure costs are developed using input from the Company's engineers and accountants and are reviewed by management, typically at least once per year. The estimates are based on the Company's interpretation of current requirements and proposed regulatory changes. For landfills, the present value of final closure and post-closure liabilities are accrued using the calculated rate per ton and charged to expense as airspace is consumed such that the present value of total estimated final closure and post-closure cost will be accrued for each landfill at the time the site discontinues accepting waste and is closed. In the

                             WASTE MANAGEMENT, INC.

United States, the final closure and post-closure requirements are established under the standards of the United States Environmental Protection Agency's ("EPA") Subtitle C and D regulations, as implemented and applied on a state-by-state basis. Such costs may increase in the future as a result of legislation or regulation. Final closure and post-closure accruals consider estimates for the final cap and cover for the site, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure. For purchased disposal sites, the Company assesses and records a present value-based final closure and post-closure liability at the time the Company assumes closure responsibility based upon the estimated final closure and post-closure costs and the percentage of airspace utilized as of such date. Thereafter, the difference between the final closure and post-closure liability recorded at the time of acquisition and the present value of total estimated final closure and post-closure costs to be incurred is accrued using the calculated rate and charged to expense as airspace is consumed. Such costs for foreign landfills are estimated based on compliance with local laws, regulations and customs. For other facilities, final closure and post-closure costs are determined in consideration of regulatory requirements.

     In March 1996, the EPA issued regulations that require large, municipal solid waste landfills with significant emissions of nonmethane organic compounds ("NMOC") to install and monitor systems to collect and control landfill gas. The regulations apply to landfills designed to accommodate 2.5 million cubic meters or more of municipal solid waste that emit 50 megagrams or more of NMOC emissions and that accepted waste for disposal after November 8, 1987, regardless of whether the site is active or closed. The date by which each affected landfill must have such a gas collection and control system depends on whether the landfill began operations before or after May 30, 1991. In the United States, landfills constructed, reconstructed, modified or first accepting waste after May 30, 1991, generally were required to have systems in place by late 1998 or within approximately 30 months of triggering the applicability criteria. Older landfills are generally regulated by states and are required to have landfill gas systems in place within approximately 30 months of EPA's approval of the state program. Many state solid waste regulations already require gas collection and control systems.

     The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operates, or to which it transported waste, including 85 sites listed on the Superfund National Priorities List ("NPL") as of March 31, 2000. The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. The Company routinely reviews and evaluates sites that require remediation, including NPL sites, giving consideration to the nature (e.g., owner, operator, transporter, or generator), and the extent (e.g., amount and nature of waste hauled to the location, number of years of site operation by the Company, or other relevant factors) of the Company's alleged connection with the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties ("PRPs"), and the nature and estimated cost of the likely remedy. Cost estimates are based on management's judgment and experience in remediating such sites for the Company as well as for unrelated parties, information available from regulatory agencies as to costs of remediation, and the number, financial resources and relative degree of responsibility of other PRPs who are jointly and severally liable for remediation of a specific site, as well as the typical allocation of costs among PRPs. These estimates are sometimes a range of possible outcomes. In such cases, the Company provides for the amount within the range which constitutes its best estimate. If no amount within the range appears to be a better estimate than any other amount, then the Company provides for the minimum amount within the range in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies.

     Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and

                             WASTE MANAGEMENT, INC.

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

     Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (3.0% at March 31, 2000 and 2% at December 31, 1999) until expected time of payment and then discounted to present value (6.5% at March 31, 2000 and 5.5% at December 31, 1999). The accretion of the interest related to the discounted environmental liabilities is included in the annual calculation of the landfill's final closure and post-closure cost per ton and is charged to operating expense as landfill airspace is consumed.

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

6. COMMITMENTS AND CONTINGENCIES

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

     Environmental matters -- The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. Such costs may

                             WASTE MANAGEMENT, INC.

increase in the future as a result of legislation or regulation, however, the Company believes that in general it tends to benefit when environmental regulation increases, which may increase the demand for its services, and that it has the resources and experience to manage environmental risk. See Note 5 for further discussion.

     Litigation-- In February 1998, WM Holdings announced a restatement of prior-period earnings for 1991 and earlier as well as for 1992 through 1996 and the first three quarters of 1997. Many actions were brought or claims made against WM Holdings as a result of this restatement, as set forth in earlier annual and quarterly reports made by the Company. The Company has resolved many of these actions and claims, as discussed in earlier filings, including the settlement, in January 2000, of two actions, one pending in Illinois state court and the other in Florida federal court. The following actions, however, remain outstanding.

     In July 1998, a business owner who received WM Holdings common stock in the sale of his business to WM Holdings brought a purported class action against that company alleging breach of warranty. In April 1999, the court in that action granted summary judgment against WM Holdings and in favor of the individual plaintiff. In October 1999, the court certified a class consisting of all sellers of business assets to WM Holdings between January 1, 1990, and February 24, 1998, whose purchase agreements with WM Holdings contained express warranties regarding the accuracy of WM Holdings' financial statements. In March 1999, the court of appeals upheld this certification order. Also in March 1999, the trial court granted summary judgment on the claim of breach of warranty against WM Holdings and in favor of all members of the class except for a discrete group of plaintiffs whose claims may have expired under applicable statutes of limitations. The extent of damages, if any, in this class action has not yet been determined.

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

     In December 1999, a sole plaintiff brought an action against the Company, five former officers of WM Holdings, and WM Holdings' auditors in Illinois state court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998, for alleged acts of common law fraud, negligence, and breach of fiduciary duty. The defendants have removed this action to federal court but the case has been remanded back to the state forum. This action is in its early stages and the extent of possible damages, if any, has not yet been determined.

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

     In March and April 1999, two former officers of WM Holdings sued the Company for retirement and other benefits. These actions are in their early stages and the extent of possible damages, if any, has not yet been determined. Additionally, a third former officer brought a similar claim, that was subsequently dismissed,

                             WASTE MANAGEMENT, INC.

in March 2000. The newest action included claims related to the decision by the board of WM Holdings to recommend the merger of WM Holdings with the Company.

     On July 6, 1999, the Company announced that it had lowered its expected earnings per share for the three months ended June 30, 1999. On July 29, 1999, the Company announced a further reduction in its expected earnings for that period. On August 3, 1999, the Company announced a further reduction in its expected earnings for that period and that its reported operating income for the three months ended March 31, 1999 may have included certain unusual pretax income items. More than 30 lawsuits that purport to be based on one or more of these announcements were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas. These actions have been consolidated into a single action. On September 7, 1999, a lawsuit was filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Texas. Pursuant to a joint motion this case was transferred to the United States District Court for the Southern District of Texas, to be consolidated with the consolidated action pending there. Taken together, the plaintiffs in these lawsuits purport to assert claims on behalf of a class of purchasers of the Company's common stock between June 10, 1998 and August 16, 1999. Among other things, the plaintiffs allege that the Company and certain of its officers and directors (i) made knowingly false earnings projections for the three months ended June 30, 1999 and (ii) failed to adequately disclose facts relating to its earnings projections that the plaintiffs allege would have been material to purchasers of the Company's common stock. The plaintiffs also claim that certain of the Company's officers and directors sold common stock between March 31, 1999 and July 6, 1999 at prices allegedly known to be inflated by the alleged material misstatements and omissions. The plaintiffs in these actions seek damages with interest, costs and such other relief as the court deems proper. The case is at an early stage and the extent of possible damages, if any, can not yet be determined.

     The Company is defending a lawsuit and two arbitration actions initiated by individuals who received common stock in sale of their business to the Company or to a company later acquired by the Company. The first of these actions was filed in state court in Oregon in November 1999. Subsequently, two arbitrations have been initiated, both related to the sale of businesses to Eastern Environmental Services, Inc. ("Eastern"). For reasons similar to those alleged in the class actions described above, or for reasons related to their acquisition by Eastern, these individuals allege that the stock they received was overvalued. These cases are in an early stage and the extent of possible damages, if any, have not yet been determined.

     In addition, three of the Company's shareholders have filed purported derivative lawsuits against certain officers and directors of the Company in connection with the events surrounding the Company's second quarter 1999 earnings projections and July 6, 1999 earnings announcement. Two of these lawsuits were filed in the Delaware Court of Chancery on July 16, 1999 and August 18, 1999, respectively, and one was filed in the United States District Court for the Southern District of Texas on July 27, 1999. The Delaware cases have been consolidated and the plaintiffs have filed an amended consolidated complaint. The amended complaint alleges claims relating to the Company's 1999 annual and quarterly earnings, sales of Company stock by certain of the Company's officers and directors, and alleged self-dealing by certain Company's officers. The plaintiffs in these actions purport to allege derivative claims on behalf of the Company against these individuals for alleged breaches of fiduciary duty resulting from their alleged common stock sales during the three months ended June 30, 1999 and/or their oversight of the Company's affairs. The lawsuits name Waste Management, Inc. as a nominal defendant and seek compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the respective courts deem proper. The defendants have not yet been required to respond to the complaints.

     Beginning at year end 1999 the Company became involved in a series of disputes with Louis D. Paolino, former President and Chief Executive Officer of Eastern and others in connection with the merger between the Company and Eastern ("the Eastern Merger"). The Company alleges, among other things, that the defendants usurped Eastern corporate opportunities for personal gain and otherwise mismanaged certain

                             WASTE MANAGEMENT, INC.

affairs of Eastern. Mr. Paolino and others allege that the Company and unnamed others committed security fraud alleging that the stock they were issued in connection with the Eastern Merger was over-valued because the Company failed to disclose that it was having problems integrating the operations of WM Holdings and the Company after the WM Holdings Merger. These disputes are in an early state and the extent that the Company may recover damages, if any, or be required to pay damages, if any, has not yet been determined.

     The Company is aware of a lawsuit filed in state court in Houston, Texas by several related shareholders against the Company and three of its former officers. The Company has not been served. The petition alleges that the plaintiffs are substantial shareholders of the Company's common stock who intended to sell their stock in 1999, but that the individual defendants made false and misleading statements regarding the Company's prospects that induced the plaintiffs to retain their stock. Plaintiffs assert that the value of their retained stock declined dramatically. Plaintiffs asserted claims for fraud, negligent misrepresentation, and conspiracy. As neither the Company nor the individual defendants have been served in this action, the defendants have filed no responsive pleadings in the action.

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

     On July 16, 1999, a lawsuit was filed against the Company in the Circuit Court for Sumter County in the State of Alabama. The plaintiff in the lawsuit purported to allege on behalf of a class of similarly situated persons that the Company has deprived the class of lump sum payments of pension plan benefits allegedly promised to be paid in connection with termination of the Plan. On behalf of the purported class, the plaintiff sought compensatory and punitive damages, costs, restitution with interest, and such relief as the Court deemed proper. On July 29, 1999, the Company announced that it had determined to proceed with the termination of the Plan, liquidating the Plan's assets and settling its obligations to participants. The plaintiff voluntarily dismissed her case on September 13, 1999. However, that same day, the same attorneys filed another Plan-related putative class action against the Company and various individual defendants in the United States District Court for the Middle District of Alabama, Northern Division. This case, brought by a different putative class representative, alleges that the defendants violated the federal Employee Retirement Income Security Act ("ERISA") by failing to terminate the Plan in accordance with its terms, by failing to manage Plan assets prudently and in the interests of Plan participants, and by delaying the Plan's termination date and the expected distribution of lump-sum pension benefits. On behalf of the purported class, the plaintiff seeks declaratory and injunctive relief, restitution of all losses and expenses allegedly incurred by the Plan,

                             WASTE MANAGEMENT, INC.

payment of all benefits allegedly owed to Plan participants, attorney's fees and costs, and other "appropriate" relief under the Internal Revenue Code, ERISA and the Plan. The case is in its early stages and the extent of possible damages, if any, can not yet be determined.

     The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the foreign, federal, state, and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved related to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2000, there were four proceedings involving Company subsidiaries where the sanctions involved could potentially exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

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

                             WASTE MANAGEMENT, INC.

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

     As of March 31, 2000, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 85 locations listed on the NPL. Of the 85 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially developed by others as land disposal facilities. At each of the 17 owned facilities, the Company is working in conjunction with the government to characterize or remediate identified site problems. In addition, at these 17 facilities, the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 68 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain. Any of these matters could have a material adverse effect on the Company's financial statements.

     In November 1998, the Company was sued by the estate of Shayne Conner, who died on November 24, 1995 in Greenland, New Hampshire. Plaintiffs allege that Mr. Conner's death was caused by biosolids that were applied to a nearby field by the Company's BioGro business unit. The litigation is currently in the discovery phase, and the Company is preparing a rebuttal to plaintiff's expert report on causation. The Company is vigorously defending itself in the litigation.

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

                             WASTE MANAGEMENT, INC.

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

7. SEGMENT AND RELATED INFORMATION

     NASW operations is the Company's principal reportable segment. This segment provides integrated waste management services consisting of collection, transfer, disposal (solid waste landfill, hazardous waste landfill and waste-to-energy facilities), recycling, and other miscellaneous services to commercial, industrial, municipal and residential customers in North America, including the United States, Puerto Rico, Mexico and Canada. Similar operations in international markets outside of North America are disclosed as a separate segment under WM International, which includes operations in Europe, the Pacific Rim, South America and Israel. The Company's other reportable segment consists of non-solid waste services, aggregated as a single segment for this reporting presentation. The non-solid waste segment includes other hazardous waste services such as chemical waste management services and low-level and other radioactive waste management services, the Company's independent power projects, and other non-solid waste services to commercial, industrial and government customers, and includes business lines that are being actively marketed and considered to be held for sale.

     Summarized financial information concerning the Company's reportable segments is shown in the following table.

                              NORTH AMERICAN                      NON-SOLID    CORPORATE
                               SOLID WASTE     WM INTERNATIONAL     WASTE     FUNCTIONS(A)     TOTAL
                              --------------   ----------------   ---------   ------------   ----------
THREE MONTHS ENDED:
March 31, 2000
----------------------------
  Net operating
     revenues(b)............    $2,707,983         $401,484       $107,842     $      --     $3,217,309
  Earnings before interest
     and taxes
     (EBIT)(c),(d)..........       529,606           70,055         12,173      (194,661)       417,173
March 31, 1999
----------------------------
  Net operating
     revenues(b)............    $2,511,533         $371,091       $188,011     $      --     $3,070,635
  Earnings before interest
     and taxes
     (EBIT)(c),(d)..........       673,515           34,991         24,363        44,713        777,582

                             WASTE MANAGEMENT, INC.

---------------

(a) Corporate functions include the corporate treasury function (except for limited amounts of locally negotiated and managed project debt), administration of corporate tax function, the corporate insurance function, management of closed landfill and related insurance recovery functions, other typical administrative functions and certain inter-segment transactions.

(b) Non-solid waste revenues are net of inter-segment revenue with NASW of $4.2 million and, $17.9 million, for the three months ended March 31, 2000 and 1999 respectively. There are no other significant sales between segments.

(c) For those items included in the determination of EBIT (the earnings measurement used by management to evaluate operating performance), the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company's Form 10-K for the year ended December 31, 1999.

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

     The reconciliation of total EBIT reported above to net income is as follows (in thousands):

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
EBIT, as reported above(a)..................................  $ 417,173   $ 777,582
Less:
  Merger and acquisition related costs......................         --      17,484
  Asset impairments and unusual items.......................    103,353          --
                                                              ---------   ---------
Income from operations......................................    313,820     760,098
Interest expense............................................   (210,209)   (176,157)
Interest income.............................................      8,848       2,818
Minority interest...........................................     (5,972)     (6,462)
Other income, net...........................................     13,366      14,363
                                                              ---------   ---------
Income before income taxes..................................    119,853     594,660
Provision for income taxes..................................     64,850     247,972
                                                              ---------   ---------
Net income..................................................  $  55,003   $ 346,688
                                                              =========   =========

---------------

(a) EBIT is defined as income from operations excluding merger and acquisition related costs and asset impairments and unusual items.

8. OPERATIONS HELD FOR SALE

     During the third quarter of 1999, the Company's Board of Directors adopted a strategic plan, one element of which is for the Company to market for sale its WM International operations, significant portions of its domestic non-core businesses and selected NASW operations. As discussed in Note 2 to the financial statements in the Company's Form 10-K for the year ended December 31, 1999, the Company has recorded charges to write down certain of these assets. Additionally, the Company recorded a charge in the first quarter of 2000 to asset impairments and unusual items of approximately $24.8 million related primarily to the Company's WM International operations, which are held for sale, that have a carrying value greater than management's best current estimate of anticipated proceeds. In determining fair value, the Company considered, among other things, the range of preliminary purchase prices being discussed with potential

                             WASTE MANAGEMENT, INC.

buyers. These businesses' results of operations are included in revenues and expenses in the accompanying statement of operations.

     Operational information included in the statements of operations regarding the businesses classified as operations held for sale at March 31, 2000, is as follows (in thousands):

                                            NORTH AMERICAN                       NON-SOLID
                                             SOLID WASTE     WM INTERNATIONAL      WASTE      TOTAL
                                            --------------   -----------------   ---------   --------
THREE MONTHS ENDED:
March 31, 2000
  Operating revenues......................     $123,259          $401,484         $54,218    $578,961
  Earnings before interest and taxes(a)...       11,372            70,055          12,466      93,893
THREE MONTHS ENDED:
March 31, 1999
  Operating revenues......................     $113,102          $371,091         $68,312    $552,505
  Earnings before interest and taxes(a)...        2,688            34,991          10,985      48,664

---------------

(a) EBIT is defined as income from operations excluding merger and acquisition related costs and asset impairments and unusual items.

     The Company has classified as current operations held for sale its WM International operations and certain domestic operations, which management believes will be divested prior to March 31, 2001. The Company has classified as non-current operations held for sale its surplus real estate portfolio.

                                            NORTH AMERICAN        WM         NON-SOLID
                                             SOLID WASTE     INTERNATIONAL     WASTE        TOTAL
                                            --------------   -------------   ---------   -----------
As of March 31, 2000:
Accounts receivable, net..................     $ 26,715       $   353,693    $ 33,953    $   414,361
Other current assets......................       13,902           203,842      13,654        231,398
Property and equipment and other
  non-current assets......................      657,019         2,220,035     103,334      2,980,388
Current maturities of long-term debt......       (2,344)          (65,224)         --        (67,568)
Other current liabilities.................      (19,638)         (453,045)    (58,465)      (531,148)
Long-term debt, less current maturities...      (54,326)         (202,250)         --       (256,576)
Other noncurrent liabilities..............      (20,245)         (394,655)    (14,493)      (429,393)
Minority interest.........................           --          (109,096)     (4,204)      (113,300)
                                               --------       -----------    --------    -----------
          Net operations held for sale....     $601,083       $ 1,553,300    $ 73,779    $ 2,228,162
                                               ========       ===========    ========    ===========
Current assets:
  Operations held for sale................     $655,139       $ 2,777,570    $150,941    $ 3,583,650
Long-term assets:
  Operations held for sale (included in
     other assets)........................       42,497                --          --         42,497
Current liabilities:
  Operations held for sale................      (96,553)       (1,224,270)    (77,162)    (1,397,985)
Long-term liabilities:
  Operations held for sale (included in
     other liabilities)...................           --                --          --             --
                                               --------       -----------    --------    -----------
          Net operations held for sale....     $601,083       $ 1,553,300    $ 73,779    $ 2,228,162
                                               ========       ===========    ========    ===========

                             WASTE MANAGEMENT, INC.

     At December 31, 1999, the Company classified as current operations held for sale its WM International operations and certain domestic operations. The Company classified as non-current operations held for sale certain NASW operations, which the Company had committed to sell to Allied Waste Industries, Inc. ("Allied") in connection with the Company's purchase of certain of Allied's operations, as well as the Company's surplus real estate portfolio.

                                            NORTH AMERICAN        WM         NON-SOLID
                                             SOLID WASTE     INTERNATIONAL     WASTE        TOTAL
                                            --------------   -------------   ---------   -----------
As of December 31, 1999:
  Accounts receivable, net................    $  36,506       $   364,552    $ 32,550    $   433,608
  Other current assets....................       14,311           208,842      14,990        238,143
  Property and equipment and other
     non-current assets...................      737,072         2,271,611     108,400      3,117,083
  Current maturities of long-term debt....       (2,339)          (51,817)         --        (54,156)
  Other current liabilities...............      (23,854)         (481,617)    (62,267)      (567,738)
  Long-term debt, less current
     maturities...........................      (57,871)         (212,629)         --       (270,500)
  Other noncurrent liabilities............      (37,814)         (347,264)    (13,166)      (398,244)
  Minority interest.......................           --          (117,676)     (3,705)      (121,381)
                                              ---------       -----------    --------    -----------
          Net operations held for sale....    $ 666,011       $ 1,634,002    $ 76,802    $ 2,376,815
                                              =========       ===========    ========    ===========
Current assets:
  Operations held for sale................    $ 534,557       $ 2,845,005    $155,940    $ 3,535,502
Long-term assets:
  Operations held for sale (included in
     other assets)........................      253,331                --          --        253,331
Current liabilities:
  Operations held for sale................     (118,079)       (1,211,003)    (79,138)    (1,408,220)
Long-term liabilities:
  Operations held for sale (included in
     other liabilities)...................       (3,798)               --          --         (3,798)
                                              ---------       -----------    --------    -----------
          Net operations held for sale....    $ 666,011       $ 1,634,002    $ 76,802    $ 2,376,815
                                              =========       ===========    ========    ===========

9. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company in its first fiscal quarter in 2001. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.

10. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     WM Holdings ("Guarantor"), a wholly-owned subsidiary of Waste Management, Inc. ("Parent"), has fully and unconditionally guaranteed all of the senior indebtedness of the Parent, as well as the Parent's 4% convertible subordinated notes due 2002. The Parent has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, as well as WM Holdings' 5.75% convertible subordinated debentures due 2005. However, none of the Company's nor WM Holdings' debt is guaranteed by any of the Parent's indirect subsidiaries or WM Holdings' subsidiaries ("Non-Guarantor"). Accordingly, the following unaudited condensed consolidating balance sheet as of March 31, 2000 and the condensed consolidated balance sheet as of December 31, 1999, the unaudited condensed consolidating statements of operations for the three months ended March 31, 2000 and 1999, along with the related unaudited statements of cash flows, have been provided below (in thousands).

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2000
                                  (UNAUDITED)

                                     ASSETS

                                    PARENT      GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                  -----------   ----------   -------------   ------------   -------------
Current assets:
  Cash and cash equivalents.....  $    57,290   $      750   $     89,382    $        --     $   147,422
  Other current assets..........           --       36,604      5,721,996                      5,758,600
                                  -----------   ----------   ------------    -----------     -----------
                                       57,290       37,354      5,811,378             --       5,906,022
Property and equipment, net.....           --           --     10,136,441             --      10,136,441
Intercompany and investment in
  subsidiaries..................   11,438,171    5,780,964    (12,744,917)    (4,474,218)             --
Other assets....................       19,257        9,261      6,153,200             --       6,181,718
                                  -----------   ----------   ------------    -----------     -----------
          Total assets..........  $11,514,718   $5,827,579   $  9,356,102    $(4,474,218)    $22,224,181
                                  ===========   ==========   ============    ===========     ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
     long-term debt.............  $ 2,290,000   $  250,000   $    220,371    $        --     $ 2,760,371
  Accounts payable and other
     accrued liabilities........      114,761      348,778      3,738,112             --       4,201,651
                                  -----------   ----------   ------------    -----------     -----------
                                    2,404,761      598,778      3,958,483             --       6,962,022
Long-term debt, less current
  maturities....................    3,954,745    3,111,989      1,286,215             --       8,352,949
Other liabilities...............           --           --      2,447,484             --       2,447,484
                                  -----------   ----------   ------------    -----------     -----------
          Total liabilities.....    6,359,506    3,710,767      7,692,182             --      17,762,455
Minority interest in
  subsidiaries..................           --                       8,964                          8,964
Stockholders' equity............    5,155,212    2,116,812      1,654,956     (4,474,218)      4,452,762
                                  -----------   ----------   ------------    -----------     -----------
          Total liabilities and
            stockholders'
            equity..............  $11,514,718   $5,827,579   $  9,356,102    $(4,474,218)    $22,224,181
                                  ===========   ==========   ============    ===========     ===========

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999

                                     ASSETS

                                    PARENT      GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                  -----------   ----------   -------------   ------------   -------------

Current assets:
  Cash and cash equivalents.....  $    33,690   $    4,496   $    143,171    $        --     $   181,357
  Other current assets..........           --       36,604      6,002,584             --       6,039,188
                                  -----------   ----------   ------------    -----------     -----------
                                       33,690       41,100      6,145,755             --       6,220,545
Property and equipment, net.....           --           --     10,303,803             --      10,303,803
Intercompany and investment in
  subsidiaries..................   11,367,467    5,939,729    (13,139,748)    (4,167,448)             --
Other assets....................       27,004        9,795      6,120,277             --       6,157,076
                                  -----------   ----------   ------------    -----------     -----------
          Total assets..........  $11,428,161   $5,990,624   $  9,430,087    $(4,167,448)    $22,681,424
                                  ===========   ==========   ============    ===========     ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
     long-term debt.............  $ 2,271,899   $  250,000   $    576,843    $        --     $ 3,098,742
  Accounts payable and other
     accrued liabilities........      100,978      325,644      3,964,091             --       4,390,713
                                  -----------   ----------   ------------    -----------     -----------
                                    2,372,877      575,644      4,540,934             --       7,489,455
  Long-term debt, less current
     maturities.................    3,953,932    3,507,853        937,561             --       8,399,346
  Other liabilities.............           --           --      2,382,337             --       2,382,337
                                  -----------   ----------   ------------    -----------     -----------
          Total liabilities.....    6,326,809    4,083,497      7,860,832             --      18,271,138
Minority interest in
  subsidiaries..................           --           --          7,674             --           7,674
Stockholders' equity............    5,101,352    1,907,127      1,561,581     (4,167,448)      4,402,612
                                  -----------   ----------   ------------    -----------     -----------
          Total liabilities and
            stockholders'
            equity..............  $11,428,161   $5,990,624   $  9,430,087    $(4,167,448)    $22,681,424
                                  ===========   ==========   ============    ===========     ===========

                             WASTE MANAGEMENT, INC.

           CONDENSED CONSOLIDATING FINANCIAL STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)

                                    PARENT     GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                   ---------   ---------   -------------   ------------   -------------
Operating revenues...............  $      --   $     --     $3,217,309      $      --      $3,217,309
Costs and expenses...............         --         --      2,903,489             --       2,903,489
                                   ---------   --------     ----------      ---------      ----------
Income from operations...........         --         --        313,820             --         313,820
                                   ---------   --------     ----------      ---------      ----------
Other income (expense):
  Interest income (expense),
     net.........................   (126,471)   (61,879)       (13,011)            --        (201,361)
  Equity in subsidiaries, net of
     taxes.......................    134,048    172,722             --       (306,770)             --
  Minority interest..............         --         --         (5,972)            --          (5,972)
  Other, net.....................         --         --         13,366             --          13,366
                                   ---------   --------     ----------      ---------      ----------
                                       7,577    110,843        308,203       (306,770)        119,853
Provision for (benefit from)
  income taxes...................    (47,426)   (23,205)       135,481             --          64,850
                                   ---------   --------     ----------      ---------      ----------
Net income.......................  $  55,003   $134,048     $  172,722      $(306,770)     $   55,003
                                   =========   ========     ==========      =========      ==========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                                     PARENT    GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                    --------   ---------   -------------   ------------   -------------
Operating revenues................  $     --   $     --     $3,070,635      $      --      $3,070,635
Costs and expenses................        --         --      2,310,537             --       2,310,537
                                    --------   --------     ----------      ---------      ----------
Income from operations............        --         --        760,098             --         760,098
                                    --------   --------     ----------      ---------      ----------
Other income (expense):
  Interest income (expense),
     net..........................   (85,965)   (72,248)       (15,126)            --        (173,339)
  Equity in subsidiaries, net of
     taxes........................   400,416    445,571             --       (845,987)             --
  Minority interest...............        --         --         (6,462)            --          (6,462)
  Other, net......................        --         --         14,363             --          14,363
                                    --------   --------     ----------      ---------      ----------
                                     314,451    373,323        752,873       (845,987)        594,660
Provision for (benefit from)
  income taxes....................   (32,237)   (27,093)       307,302             --         247,972
                                    --------   --------     ----------      ---------      ----------
Net income........................  $346,688   $400,416     $  445,571      $(845,987)     $  346,688
                                    ========   ========     ==========      =========      ==========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)

                                   PARENT     GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                  ---------   ---------   -------------   ------------   -------------
Cash flows from operating
  activities:
  Net income....................  $  55,003   $ 134,048     $ 172,722      $(306,770)      $  55,003
  Equity in earnings of
     subsidiaries, net of
     taxes......................   (134,048)   (172,722)           --        306,770              --
  Other adjustments and
     charges....................     28,913      93,493       497,820             --         620,226
                                  ---------   ---------     ---------      ---------       ---------
Net cash provided by (used in)
  operating activities..........    (50,132)     54,819       670,542             --         675,229
                                  ---------   ---------     ---------      ---------       ---------
Cash flows from investing
  activities:
  Short-term investments........         --          --        53,733             --          53,733
  Acquisitions of businesses,
     net of cash acquired.......         --          --      (114,110)            --        (114,110)
  Capital expenditures..........         --          --      (248,565)            --        (248,565)
  Proceeds from sale of
     assets.....................         --          --        62,022             --          62,022
  Other, net....................         --          --       (43,776)            --         (43,776)
                                  ---------   ---------     ---------      ---------       ---------
Net cash used in investing
  activities....................         --          --      (290,696)            --        (290,696)
                                  ---------   ---------     ---------      ---------       ---------
Cash flows from financing
  activities:
  Proceeds from issuance of
     long-term debt.............     40,000          --        24,774             --          64,774
  Principal payments on
     long-term debt.............    (21,899)   (396,684)      (63,066)            --        (481,649)
  (Increase) decrease in
     intercompany and
     investments, net...........     55,631     338,119      (393,750)            --              --
  Other, net....................                                  874             --             874
                                  ---------   ---------     ---------      ---------       ---------
Net cash provided by (used in)
  financing activities..........     73,732     (58,565)     (431,168)            --        (416,001)
                                  ---------   ---------     ---------      ---------       ---------
Effect of exchange rate changes
  on cash and cash
  equivalents...................         --          --        (2,467)            --          (2,467)
                                  ---------   ---------     ---------      ---------       ---------
Increase (decrease) in cash and
  cash equivalents..............     23,600      (3,746)      (53,789)            --         (33,935)
Cash and cash equivalents at
  beginning of period...........     33,690       4,496       143,171             --         181,357
                                  ---------   ---------     ---------      ---------       ---------
Cash and cash equivalents at end
  of period.....................  $  57,290   $     750     $  89,382      $      --       $ 147,422
                                  =========   =========     =========      =========       =========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                                   PARENT     GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                  ---------   ---------   -------------   ------------   -------------
Cash flows from operating
  activities
  Net income....................  $ 346,688   $ 400,416     $ 445,571      $(845,987)      $ 346,688
  Equity in earnings of
     subsidiaries, net of
     taxes......................   (400,416)   (445,571)           --        845,987              --
  Other adjustments and
     changes....................       (786)     35,195       (22,633)            --          11,776
                                  ---------   ---------     ---------      ---------       ---------
Net cash provided by (used in)
  operating activities..........    (54,514)     (9,960)      422,938             --         358,464
                                  ---------   ---------     ---------      ---------       ---------
Cash flows from investing
  activities
  Short-term investments........         --          --        (6,466)            --          (6,466)
  Acquisitions of businesses,
     net of cash acquired.......         --          --      (280,797)            --        (280,797)
  Capital expenditures..........         --          --      (281,272)            --        (281,272)
  Proceeds from sale of
     assets.....................         --          --       275,733             --         275,733
  Other, net....................         --          --         4,998             --           4,998
                                  ---------   ---------     ---------      ---------       ---------
Net cash used in investing
  activities....................         --          --      (287,804)            --        (287,804)
                                  ---------   ---------     ---------      ---------       ---------
Cash flows from financing
  activities
  Proceeds from issuance of
     long-term debt.............    629,384          --         7,361             --         636,745
  Principal payments on
     long-term debt.............   (519,532)      1,573      (239,258)            --        (757,217)
  Proceeds from exercise of
     common stock options and
     warrants...................     24,069          --            --             --          24,069
  (Increase) decrease in amounts
     due to and from
     subsidiaries, net..........    (72,314)     (6,340)       78,654             --              --
                                  ---------   ---------     ---------      ---------       ---------
  Net cash provided by (used in)
     financing activities.......     61,607      (4,767)     (153,243)            --         (96,403)
                                  ---------   ---------     ---------      ---------       ---------
  Effect of exchange rate
     changes on cash and cash
     equivalents................         --          --        (1,766)            --          (1,766)
                                  ---------   ---------     ---------      ---------       ---------
  Increase (decrease) in cash
     and cash equivalents.......      7,093     (14,727)      (19,875)            --         (27,509)
  Cash and cash equivalents at
     beginning of period........     27,726     (48,578)      107,725             --          86,873
                                  ---------   ---------     ---------      ---------       ---------
  Cash and cash equivalents at
     end of period..............  $  34,819   $ (63,305)    $  87,850      $      --       $  59,364
                                  =========   =========     =========      =========       =========

                             WASTE MANAGEMENT, INC.

11. SUBSEQUENT EVENTS

     On March 29, 2000, the Company announced that its wholly-owned subsidiary had reached a definitive agreement to sell its nuclear waste services operations to GTS Duratek, Inc. for up to $65 million in cash, consisting of $55 million at closing and up to $10 million in additional cash consideration upon the satisfaction of certain post-closing conditions. The Company expects the sale to be completed in the second quarter of 2000. The transaction is subject to certain regulatory approvals and the other customary conditions.

     On March 31, 2000, the Company completed the previously announced purchase of certain of the Canadian solid waste assets of Allied for approximately $75 million in cash. Under separate agreements, Allied contracted to purchase certain of the Company's domestic solid waste operations, including 11 landfill operations, 21 collection operations, seven transfer stations and a landfill operating contract for approximately $234 million. On February 15, 2000, the Company completed the sale to Allied of seven of such collection operations, a transfer station and a landfill. On May 1, 2000, the Company completed the sale to Allied of six collection operations, five landfill operations and three transfer stations. The scope of some of the remaining domestic assets to be acquired by Allied from the Company remains under antitrust review. However, the Company expects all such sales to be completed in 2000.

     In April of 2000, the Company announced that its wholly-owned subsidiaries had completed the previously announced transactions regarding the sales of waste services operations in the Netherlands and Finland, and the majority interest in Waste Management New Zealand Limited. Additionally, the Company announced that its wholly-owned subsidiary had reached an agreement to sell Pacific Waste Management, its Australian subsidiary, to SITA for $230 million. Finally, the Company announced that its wholly owned subsidiary had reached an agreement to sell its waste services operations in Italy to Emas S.p.A. and Italcogim S.p.A. for approximately $70 million. The Australian and Italian sales are expected to be completed in the second quarter of 2000.

     On April 25, 2000, the Company announced that it had reached a definitive agreement to sell ten waste collection businesses in Arkansas, Kentucky, Missouri, Nebraska, Oklahoma and Texas, 12 landfills in Arkansas, Kansas, Kentucky, Missouri, Nebraska, Oklahoma and Texas and seven transfer stations in Arkansas, Missouri, Nebraska and Oklahoma to Waste Corporation of America for approximately $110 million and the assumption of closure and post-closure liabilities. The transaction is expected to be completed in the third quarter of 2000, and is subject to approvals from various state and federal agencies, as well as customary closing conditions.

     On May 1, 2000, the Company announced that it had reached a definitive agreement to sell its BioGro business, a leading manager of organic residuals in North America, to Synagro Technologies, Inc. for approximately $200 million in cash and assumed debt. The Company expects to complete the sale in the second quarter of 2000.

     On May 7, 2000, the Company announced that its wholly-owned subsidiary had reached an agreement to sell its waste operations in Germany to Cleanaway Deutschland Holding GmbH for approximately $80 million. The Company expects the sale to be completed in the second half of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion below and elsewhere in this Form 10-Q includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These include statements that describe anticipated revenues, capital expenditures and other financial items, statements that describe the Company's business plans and objectives, and statements that describe the expected impact of competition, government regulation, litigation and other factors on the Company's future financial condition and results of operations. The words "may," "could," "should", "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. Such risks and uncertainties, any one of which may cause actual results to differ materially from those described in the forward-looking statements, include or relate to, among other things:

     - the impact of pending or threatened litigation and/or governmental inquiries and investigation involving the Company.

     - the Company's ability to stabilize its accounting systems and procedures and maintain stability.

     - the uncertainties to the Company's proposed strategic initiative, including the willingness of prospective purchasers to purchase the assets the Company identifies as divestiture candidates on terms the Company finds acceptable, the timing and terms on which such assets may be sold, uncertainties relating to regulatory approvals and other factors affecting the ability of prospective purchasers to consummate such such transactions, including the availability of financing and uncertainties relating to the impact of the proposed strategic initiative on the Company's credit ratings and consequently the availability and cost of debt and equity financing to the Company.

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

     - the Company's ability to continue its expansion through the acquisition of other companies, including, without limitation, risks and uncertainties concerning the availability of desirable acquisition candidates, the availability of debt and equity capital to the Company to finance acquisitions, the ability of the Company to accurately assess the prior pre-existing liabilities and assets of acquisition candidates and the restraints imposed by federal and state statutes and agencies respecting market concentration and competitive behavior.

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

INTRODUCTION

  Strategic Plan

     In August 1999, the Company's Board of Directors adopted a strategic plan that is intended to enhance value for its shareholders, customers, and employees. The plan's major elements are to:

     - Dispose of the Company's non-strategic and under-performing assets, including the Company's international operations outside North America ("WM International"), its non-core assets and up to 10% of its North American solid waste ("NASW") assets.

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

     Internationally, the Company operates throughout Europe, the Pacific Rim, and South America. Included in the Company's WM International operations is the collection and transportation of solid, hazardous and medical wastes and recyclable materials, and the treatment and disposal of recyclable materials. The Company also operates solid and hazardous waste landfills, municipal and hazardous waste incinerators, water and waste water treatment facilities, hazardous waste treatment facilities, waste-fuel powered independent power facilities, and constructs treatment or disposal facilities for third parties internationally.

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

     General and administrative costs include management salaries, clerical and administrative costs, professional services, facility rentals, provision for doubtful accounts, and certain related insurance costs as well as costs related to the Company's marketing and sales force.

     Depreciation and amortization includes (i) amortization of the excess of cost over net assets of acquired businesses on a straight-line basis over a period not greater than 40 years commencing on the dates of the respective acquisitions; (ii) amortization of other intangible assets on a straight-line basis from 3 to 40 years; (iii) depreciation of property and equipment on a straight-line basis from 3 to 40 years; and (iv) amortization of landfill costs on a units-of-consumption method as landfill airspace is consumed over the estimated remaining capacity of a site. The remaining capacity of a site is determined by the unutilized permitted airspace and expansion airspace when the success of obtaining such an expansion is considered probable. Effective as of the third quarter of 1999, the Company applied a newly defined, more stringent set of criteria for evaluating the probability of obtaining an expansion to landfill airspace at existing sites, which are as follows:

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

     Additionally, to include airspace from an expansion effort, the expansion permit application must generally be expected to be submitted within one year, and the expansion permit must be expected to be received within two to five years. Exceptions to these criteria must be approved through a landfill specific approval process that includes an approval from the Company's Chief Financial Officer and prompt review by the Audit Committee of the Board of Directors. Such exceptions at 35 landfill locations at March 31, 2000 were generally due to permit application processes beyond the one-year limit, which in most cases were due to state-specific permitting procedures. Generally, the Company has been successful in obtaining landfill expansions pursued; however, there can be no assurance that the Company will be successful in obtaining landfill expansions in the future.

     As disposal volumes are affected by seasonality and competitive factors, airspace amortization varies from period to period due to changes in volumes of waste disposed at the Company's landfills. Airspace amortization is also affected by changes in engineering and cost estimates.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percentages for the various consolidated statements of operations line items and for certain supplementary data.

                                                                 PERIOD TO PERIOD
                                                                  CHANGE FOR THE
                                                                THREE MONTHS ENDED
                                                              MARCH 31, 2000 AND 1999
                                                              -----------------------
STATEMENT OF OPERATIONS:
Operating revenues..........................................   $ 146,674         4.8%
                                                               ---------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................     278,933        16.6
  General and administrative................................     234,073        90.0
  Depreciation and amortization.............................      (5,923)       (1.7)
  Merger and acquisition related costs......................     (17,484)     (100.0)
  Asset impairments and unusual items.......................     103,353          --
                                                               ---------
                                                                 592,952        25.7
                                                               ---------
Income from operations......................................    (446,278)      (58.7)
                                                               ---------
Other income (expense):
  Interest expense..........................................     (34,052)      (19.3)
  Interest and other income, net............................       5,033        29.3
  Minority interest.........................................         490         7.6
                                                               ---------
                                                                 (28,529)      (17.2)
                                                               ---------
Income before income taxes..................................    (474,807)      (79.8)
Provision for income taxes..................................    (183,122)      (73.8)
                                                               ---------
Net income..................................................   $(291,685)      (84.1)%
                                                               =========

     The following table presents, for the periods indicated, the percentage relationship that the various statements of operations line items and certain supplementary data bear to operating revenues:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
STATEMENT OF OPERATIONS:
Operating revenues..........................................  100.0%   100.0%
                                                              -----    -----
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................   60.8     54.6
  General and administrative................................   15.4      8.5
  Depreciation and amortization.............................   10.9     11.6
  Merger and acquisition related costs......................     --      0.5
  Asset impairments and unusual items.......................    3.1       --
                                                              -----    -----
                                                               90.2     75.2
                                                              -----    -----
Income from operations......................................    9.8     24.8
                                                              -----    -----
Other income (expense):
  Interest expense..........................................   (6.6)    (5.7)
  Interest and other income, net............................    0.7      0.5
  Minority interest.........................................   (0.2)    (0.2)
                                                              -----    -----
                                                               (6.1)    (5.4)
                                                              -----    -----
Income before income taxes..................................    3.7     19.4
Provision for income taxes..................................    2.0      8.1
                                                              -----    -----
Net income..................................................    1.7%    11.3%
                                                              =====    =====

     As previously reported in the Company's Form 10-Q for the quarter ended September 30, 1999 and the Company's Form 10-K for the year ended December 31, 1999, the Company concluded that its internal controls for the preparation of interim financial information during 1999 did not provide an adequate basis for its independent public accountants to complete reviews of the 1999 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants.

     The Company believes that the processes it used for the preparation of its March 31, 2000 interim financial statements have improved. In addition, the Company has committed substantial resources to mitigate the previously identified control weaknesses. Management believes these efforts have enabled the Company to produce timely and reliable interim financial statements as of March 31, 2000 and for the three months then ended. Management further believes that its processes will continue to improve throughout 2000, allowing it to reduce its reliance on the use of external resources as mitigating controls, although there can be no assurance that this will be the case.

     The Company's principal business is its NASW operations, which include all solid waste activities, such as collection, transfer operations, recycling and disposal. The NASW disposal operations encompass solid waste and hazardous waste landfills, as well as waste-to-energy facilities. In addition, the Company operates outside of North America in activities similar to its NASW operations through its WM International operations. As previously discussed, the Company's Board of Directors adopted a plan in 1999 to divest its WM International operations. Additionally, the Company performs certain non-solid waste services, primarily in North America, such as low-level and other radioactive waste management, and operates waste-fuel powered independent power facilities. The Company announced in March 2000 that, in accordance with its strategic plan, one of its subsidiaries had entered into an agreement to sell all of its low-level and other radioactive waste service operations. Through June 30, 1999, the Company's non-solid waste services also included non-land disposal hazardous waste operations and on-site industrial cleaning services located in North America. However, on June 30, 1999, the Company sold a 51% interest in these operations to Vivendi S.A. The Company retained interest of 49% is being accounted for using the equity method of accounting.

  Operating Revenues

     For the three months ended March 31, 2000, the Company's operating revenues increased $146.7 million, or 4.8% as compared to the corresponding 1999 period. The following presents the operating revenues by reportable segment for the respective periods (dollars in millions):

                                                       THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------------
                                                         2000                1999
                                                   ----------------    ----------------
NASW.............................................  $2,708.0    84.2%   $2,511.5    81.8%
WM International.................................     401.5    12.5       371.1    12.1
Non-solid waste..................................     107.8     3.3       188.0     6.1
                                                   --------   -----    --------   -----
  Operating revenues.............................  $3,217.3   100.0%   $3,070.6   100.0%
                                                   ========   =====    ========   =====

     The increase in the Company's operating revenues for the quarter ended March 31, 2000 is primarily due to NASW operations. The following table presents the Company's mix of operating revenues from NASW for the respective periods (dollars in millions):

                                                       THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------------
                                                         2000                1999
                                                   ----------------    ----------------
NASW:
  Collection.....................................  $1,861.6    58.4%   $1,789.3    60.5%
  Disposal.......................................     803.8    25.2       758.6    25.7
  Transfer.......................................     322.4    10.1       265.6     9.0
  Recycling and other............................     202.6     6.3       143.2     4.8
                                                   --------   -----    --------   -----
                                                    3,190.4   100.0%    2,956.7   100.0%
                                                              =====               =====
  Intercompany...................................    (482.4)             (445.2)
                                                   --------            --------
          Operating revenues.....................  $2,708.0            $2,511.5
                                                   ========            ========

     The increase in operating revenues in the first quarter of 2000 for NASW as compared to the prior year period is primarily attributable to internal growth of comparable operations. The increase in operating revenues due to internal growth of NASW operations was $132.3 million, or 5.3%, comprised of 1.4% for pricing increases and 3.9% for volume increases. The improvements in pricing were favorably impacted by the improvements in the commodities markets for recyclable materials as well as a fuel surcharge that was implemented in certain operations during March 2000. Additionally, the Company's NASW operating revenues increased $79.7 million due to acquisitions primarily of collection operations throughout the United States and $4.0 million related to the foreign currency fluctuation of the Canadian dollar. Offsetting the increase in operating revenues was a decline in operating revenues of $19.5 million associated with divestitures of NASW businesses.

     The operating revenues from the Company's WM International operations increased $30.4 million, or 8.2%, in the first quarter of 2000 as compared to the prior year period. This increase in operating revenues is due to acquisitions of solid waste businesses, primarily in Europe and Australia, with operating revenues of approximately $65.4 million in the first quarter of 2000, as well as internal growth of comparable operations of 1.0%. However, the increase in operating revenues from the Company's WM International operations was negatively impacted by the decline in operating revenues of $37.3 million due to fluctuations in foreign currency.

     Operating revenues for non-solid waste services decreased in the first quarter of 2000 as compared to the prior year period due to the June 1999 sale of a 51% interest in certain non-solid waste operations, as previously discussed herein. However, this decrease was partially offset by the increase in operating revenues associated with the acquisition of a geosynthetic manufacturing and installation service company in July 1999. The Company expects decreasing operating revenues from its non-solid waste operations in future periods as the Company has entered into agreements for the sale of, or is actively marketing, its non-solid waste operations pursuant to its strategic plan.

  Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

     Operating costs and expenses increased $278.9 million or 16.6% in the first quarter of 2000, as compared to the first quarter of 1999. As a percentage of operating revenues, operating costs and expenses increased from 54.6% in the first quarter of 1999 to 60.8% in the first quarter of 2000. The increase in operating costs and expenses in the respective periods is due to internal revenue growth and acquisitions of businesses, net of dispositions. Additionally, the Company realized certain short-term cost reductions through the first quarter of 1999 from its integration plan that was adopted in connection with the Company's merger with Waste Management Holdings, Inc. ("WM Holdings") which was completed in July 1998 (the "WM Holdings Merger"). The integration plan included significant employee headcount reductions (particularly including supervisory operating personnel), the elimination of excess operating capacity through the sale or abandonment of certain assets and operations, and the reconfiguration of operations within certain domestic markets in which the Company operates. However, due to the breadth and comprehensive nature of the changes the Company attempted to implement in 1999, the Company was unable to sustain the effectiveness of its integration plan. As a result, operating costs and expenses increased significantly as a percentage of revenues in the second half of 1999 and in 2000 because the short-term cost reductions experienced in the first quarter of 1999 were not sustained in these subsequent periods.

     As part of its ongoing operations, the Company reviews its reserve requirements for remediation and other environmental matters based on an analysis of, among other things, the regulatory context surrounding landfills, site-specific environmental issues and remaining airspace capacity in light of changes in operational efficiencies. Accordingly, revisions to remediation reserve requirements may result in upward or downward adjustments to income from operations in any given period. Adjustments for final closure and post-closure estimates are accounted for prospectively over the remaining capacity of the operating landfill. The impact of revisions to remedial, environmental and other similar liabilities resulted in a reduction of operating costs and expenses as a percentage of revenues of 1.9% in the first quarter of 1999. There were no such adjustments in the first quarter of 2000.

  General and Administrative

     General and administrative expenses increased $234.1 million or 90.0% in the first quarter of 2000 as compared to the 1999 period. As a percentage of operating revenues, the Company's general and administrative expenses were 15.4% and 8.5% for the three months ended March 31, 2000 and 1999, respectively. As discussed above, the Company believes it experienced short-term cost reductions related to the elimination of duplicate corporate administrative functions from the WM Holdings Merger through the second quarter of 1999. Such cost reductions were substantially offset in the second half of 1999 and the first quarter of 2000 by the effect of difficulties encountered by the Company in integrating the operations of WM Holdings, including increased administrative costs in field operations attributable to increased costs to perform billing, collections and other administrative functions. Additionally, the Company experienced significant cost increases in its corporate administrative functions for items such as additional personnel and professional accounting and consulting services in the first quarter of 2000 that became necessary as a result of the ineffectiveness of the WM Holdings Merger integration plan.

  Depreciation and Amortization

     Depreciation and amortization expense decreased $5.9 million or 1.7% for the first quarter of 2000 as compared to the first quarter of 1999. As a percentage of operating revenues, depreciation and amortization expense was 10.9% and 11.6% for the quarters ended March 31, 2000 and 1999, respectively. The decrease in depreciation and amortization expense as a percentage of operating revenues is primarily due to the suspension of depreciation on fixed assets related to certain operations which were held for sale as of December 31, 1999. The depreciation suspension in the first quarter of 2000 for these operations held for sale was $51.0 million, or 1.6% of operating revenues for the first quarter of 2000. The suspension of depreciation was partially offset by an increase of $32.8 million, or 1.0% of operating revenues, in landfill depletion, which is primarily due to increased landfill volumes and depletion rates.

  Merger and Acquisition Related Costs, Asset Impairments and Unusual Items

     The Company is in the process of settling its obligations under the Company's qualified defined benefit plan (the "Plan"). The Plan was terminated as of October 31, 1999 in connection with the WM Holdings Merger. Termination benefits that were paid to certain plan participants in the first quarter of 2000 from the trust fund assets of the Plan as well as other customary Plan period costs resulted in a non-cash charge to asset impairments and unusual items of approximately $78.6 million for the quarter.

     Additionally, the Company recorded a charge in the first quarter of 2000 to asset impairments and unusual items of approximately $24.8 million related to operations held for sale that have a carrying value greater than management's best current estimate of anticipated proceeds.

     In connection with merger transactions that the Company completed in 1998, the Company incurred approximately $33.1 million of costs in the first quarter of 1999 that were transitional in nature. Such costs included transitional wages and other reorganizational costs. Offsetting these costs was an adjustment of $15.6 million primarily to conform accounting methods of the Company's ash monofil landfills to that of its solid waste landfills.

  Income from Operations

     Income from operations was $313.8 million and $760.1 million for the quarters ended March 31, 2000 and 1999, respectively, for the reasons discussed above.

  Other Income and Expenses

     Other income and expenses consists of interest expense, interest income, other income (including gains and losses on sales of businesses) and minority interest. The most significant of these is interest expense. The increase in interest expense is primarily due to the decline in the Company's public credit ratings during the last six months of 1999, as well as a general market increase in interest rates since the first quarter of 1999. Furthermore, the Company has experienced a decrease in the amount of interest it has capitalized from $11.1 million in the first quarter of 1999 to $4.3 million during the first quarter of 2000.

     Other income in the quarter ended March 31, 2000 also includes a net gain of approximately $11.1 million on the sale of certain NASW operations in accordance with the Company's strategic plan to divest of non-strategic and underperforming assets.

  Provision for Income Taxes

     The Company recorded a provision for income taxes of $64.9 million and $248.0 million for the three months ended March 31, 2000 and 1999, respectively. The difference between the federal income taxes at the federal statutory rate and the provision for income taxes for the three months ended March 31, 2000 is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles and non-deductible costs associated with additional impairment charges in the first quarter associated with certain foreign businesses.

  Net Income

     For the three months ended March 31, 2000 and 1999, net income was $55.0 million and $346.7 million or $0.09 and $0.55 per share on a diluted basis, respectively, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements primarily stem from (i) its working capital needs for its ongoing operations, (ii) capital expenditures for construction and expansion of its landfill sites, as well as new trucks and equipment for its collection operations, (iii) refurbishments and improvements at its waste-to-energy facilities and (iv) business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds. Historically, the Company has also obtained financing from various financing sources available at the time, including the incurrence of debt and the issuance of its common stock. In August 1999, the Company announced a strategic plan that included the sale of certain assets included in its WM International operations, its non-core assets and up to 10% of its NASW operations. The proceeds from these dispositions, which are primarily expected to be realized in 2000, will be utilized for debt repayment, repurchases of shares and selected tuck-in acquisitions. Although the Company has unused and available credit capacity under its domestic bank facilities of $1.5 billion at March 31, 2000, the Company expects reductions in bank line availability as debt levels are decreased in connection with the strategic plan. In connection with its strategic plan, the Company's acquisition activity has decreased as compared to prior years and the divestiture activity has increased. Therefore, the Company's level of capital expenditures is expected to decline along with its needs for large amounts of credit capacity.

     In December 1999, the Company received unanimous approval for amendments to its Syndicated Facility, Credit Facility and Eurocurrency bank credit facilities. The approvals provided permanent amendments to the waivers previously granted to the Company related to its operating results for the third quarter of 1999. Additionally, the amended terms and conditions of the facilities contain the necessary provisions for the Company to proceed with divestitures pursuant to its strategic plan. Through May 10, 2000, the Company has announced agreements for sales of assets pursuant to its strategic plan from its WM International, non-solid waste, and NASW operations with proceeds totaling $1.3 billion. The proceeds collected related to its strategic plan are in excess of $500 million, substantially all of which has been received since March 31, 2000.

     Under the terms of the Syndicated Facility and Credit Facility, the Company is obligated to repay its indebtedness under such facilities with the cash proceeds to be received from the divestitures of its strategic plan. Specifically, the Company must use all of the first $1.5 billion of net proceeds it receives from the sales of any domestic operations to repay indebtedness under the Syndicated Facility and Credit Facility. Additionally, 50% of the net proceeds greater than $1.5 billion but less than $2.5 billion from sales of domestic operations must be used to repay indebtedness under such facilities. Finally, all net proceeds from the divestiture of the Company's WM International operations were required be used to repay indebtedness under the Company's Eurocurrency facilities, all of which indebtedness, as described in Note 1 to the financial statements, has been repaid. The net proceeds from WM International divestitures received by the Company after the repayment of the Eurocurrency facilities are subject to the same requirements to repay the Syndicated Facility and Credit Facility as net proceeds received from the sales of domestic operations. Subsequent to March 31, 2000, the Company repaid and terminated its Eurocurrency term loans with net proceeds from its WM International divestiture activity.

     The Company has obtained amendments to the Syndicated Facility and Credit Facility agreements for the quarter ended March 31, 2000 to maintain compliance with certain financial ratios. The Company anticipates that it may need to obtain further amendments to its existing financial covenants in those agreements in future quarters and, therefore, expects to restructure its covenant requirements during the renewal process for its Syndicated Facility in mid-2000. Until such restructuring is completed, the Company will continue to classify the borrowings outstanding under its Syndicated Facility and Credit Facility as short-term obligations. There can be no assurance that the Company will be successful in obtaining a restructuring of its covenant requirements and failure to obtain such a restructuring or additional amendments or waivers, would, in the event of an actual violation by the Company, have an adverse effect on the Company's financial condition, results of operations and cash flows.

     During the last six months of 1999, the Company experienced a decline in its public credit ratings which curtailed its access to the commercial paper market. All outstanding commercial paper was redeemed by March 1, 2000. The Company does not expect that it will be in a position to reissue commercial paper in the foreseeable future. Additionally, as a result of a decline in its credit ratings, the Company expects to incur substantially higher costs of financing for the foreseeable future as compared to prior years should it attempt any capital market activity. Should any of the Company's bonding sources become unavailable without replacement from other bonding sources, the Company would have to utilize its bank lines, which are at significantly higher rates, for replacement purposes.

     As of March 31, 2000, the Company had a working capital deficit of $1.1 billion (a ratio of current assets to current liabilities of 0.85:1) and a cash balance of $147.4 million, which compares to a working capital deficit of $1.3 billion (a ratio of current assets to current liabilities of 0.83:1) and a cash balance of $181.4 million at December 31, 1999. For the quarter ended March 31, 2000, cash used to acquire businesses of $114.1 million, capital expenditures of $248.6 million and net debt reductions of approximately $416.9 million were primarily financed with cash flows from operating activities of $675.2 million and proceeds from the sale of assets of $62.0 million. Favorably impacting cash flows from operations for the quarter ended March 31, 2000 was a tax refund of approximately $200 million and improvements in the Company's accounts receivable average days sales outstanding. For the quarter ended March 31, 1999, cash used to acquire businesses of $280.8 million, capital expenditures of $281.3 million and net debt reductions of approximately $120.5 million were primarily financed with cash flows from operating activities of $358.5 million and proceeds from the sale of assets of $275.7 million.

     From December 15, 1999 through March 16, 2000, the Company repurchased $429.0 million of its 5.75% convertible subordinated notes due 2005 with funds available from internally generated cash flows and its domestic credit facilities. The Company has a scheduled maturity of $250 million of senior notes on October 15, 2000. The Company expects to repay the notes with funds available from its domestic credit facilities.

     The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the landfills and the capping of the final uncapped areas of the landfills, and for post-closure of the landfills it operates or for which it is otherwise responsible. The final closure and post-closure liabilities are charged to expense as airspace is consumed such that the present value of total estimated final closure and post-closure cost will be accrued for each landfill at the time each site discontinues accepting waste and is closed. The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 85 sites listed on the NPL. The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. In instances in which the Company has concluded that it is probable that a liability has been incurred, an accrual has been recorded in the financial statements.

     Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the non-existence or inability of other potentially responsible third parties to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could have a material adverse impact on the Company's financial statements.

RECENT DEVELOPMENTS

     On March 29, 2000, the Company announced that its wholly-owned subsidiary had reached a definitive agreement to sell its nuclear waste services operations to GTS Duratek, Inc. for up to $65 million in cash, consisting of $55 million at closing and up to $10 million in additional cash consideration upon the satisfaction of certain post-closing conditions. The Company expects the sale to be completed in the second quarter. The transaction is subject to certain regulatory approvals and other customary conditions.

     On March 31, 2000, the Company completed the previously announced purchase of certain of the Canadian solid waste assets of Allied Waste Industries, Inc. ("Allied") for approximately $75 million in cash.

Under separate agreements, Allied contracted to purchase certain of the Company's U.S. solid waste operations, including 11 landfill operations, 21 collection operations, seven transfer stations and a landfill operating contract for approximately $234 million. On February 15, 2000, the Company completed the sale to Allied of seven of such collection operations, a transfer station and a landfill. On May 1, 2000, the Company completed the sale to Allied of six collection operations, five landfill operations and three transfer stations. The scope of some of the remaining U.S. assets to be acquired by Allied from the Company remains under anti-trust review. However, the Company expects all such sales to be completed in 2000.

     In April of 2000, the Company announced that its wholly-owned subsidiaries had completed the previously announced transactions regarding the sales of waste services operations in the Netherlands and Finland, and the majority interest in Waste Management New Zealand Limited. Additionally, the Company announced that its wholly-owned subsidiary had reached an agreement to sell Pacific Waste Management, its Australian subsidiary, to SITA for $230 million. Finally, the Company announced that its wholly owned subsidiary had reached an agreement to sell its waste services operations in Italy to Emas S.p.A. and Italcogim S.p.A. for approximately $70 million. The Australian and Italian sales are expected to be completed in the second quarter of 2000.

     On April 25, 2000, the Company announced that it had reached a definitive agreement to sell ten waste collection businesses in Arkansas, Kentucky, Missouri, Nebraska, Oklahoma and Texas, 12 landfills in Arkansas, Kansas, Kentucky, Missouri, Nebraska, Oklahoma and Texas and seven transfer stations in Arkansas, Missouri, Nebraska and Oklahoma to Waste Corporation of America for approximately $110 million and the assumption of closure and post-closure liabilities. The transaction is expected to be completed in the third quarter of 2000, and is subject to approvals from various state and federal agencies as well as customary closing conditions.

     On May 1, 2000, the Company announced that it had reached a definitive agreement to sell its BioGro business, a leading manager of organic residuals in North America, to Synagro Technologies, Inc. for approximately $200 million in cash and assumed debt. The Company expects to complete the sale in the second quarter of 2000.

     On May 7, 2000, the Company announced that its wholly-owned subsidiary had reached an agreement to sell its waste operations in Germany to Cleanaway Deutschland Holding GmbH for approximately $80 million. The Company expects the sale to be completed in the second half of 2000.

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

                                    PART II.

ITEM 1. LEGAL PROCEEDINGS.

     In February 1998, WM Holdings announced a restatement of prior-period earnings for 1991 and earlier as well as for 1992 through 1996 and the first three quarters of 1997. Many actions were brought or claims made against WM Holdings as a result of this restatement, as set forth in earlier annual and quarterly reports made by the Company. The Company has resolved many of these actions and claims, as discussed in earlier filings, including the settlement, in January 2000, of two actions, one pending in Illinois state court and the other in Florida federal court. The following actions, however, remain outstanding.

     In July 1998, a business owner who received WM Holdings common stock in the sale of his business to WM Holdings brought a purported class action against that company alleging breach of warranty. In April 1999, the court in that action granted summary judgment against WM Holdings and in favor of the individual plaintiff. In October 1999, the court certified a class consisting of all sellers of business assets to WM Holdings between January 1, 1990, and February 24, 1998, whose purchase agreements with WM Holdings contained express warranties regarding the accuracy of WM Holdings' financial statements. In March 1999, the court of appeals upheld this certification order. Also in March 1999, the trial court granted summary judgment on the claim of breach of warranty against WM Holdings and in favor of all members of the class except for a discrete group of plaintiffs whose claims may have expired under applicable statutes of limitations. The extent of damages, if any, in this class action has not yet been determined.

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

     In December 1999, a sole plaintiff brought an action against the Company, five former officers of WM Holdings, and WM Holdings' auditors in Illinois state court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998, for alleged acts of common law fraud, negligence, and breach of fiduciary duty. The Defendants have removed this action to federal court but the case has been remanded back to the state forum. This action is in its early stages and the extent of possible damages, if any, has not yet been determined.

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

     In March and April 1999, two former officers of WM Holdings sued the Company for retirement and other benefits. These actions are in their early stages and the extent of possible damages, if any, has not yet been determined. Additionally, a third former officer brought a similar claim, that was subsequently dismissed, in March 2000. The newest action included claims related to the decision by the board of WM Holdings to recommend the merger of WM Holdings with the Company.

     On July 6, 1999, the Company announced that it had lowered its expected earnings per share for the three months ended June 30, 1999. On July 29, 1999, the Company announced a further reduction in its expected earnings for that period. On August 3, 1999, the Company announced a further reduction in its expected earnings for that period and that its reported operating income for the three months ended March 31, 1999 may have included certain unusual pretax income items. More than 30 lawsuits that purport to be based on one or more of these announcements were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas. These actions have been consolidated into a single action. On September 7, 1999, a lawsuit was filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Texas. Pursuant to a joint motion this case was transferred to the United States District Court for the Southern District of Texas, to be consolidated with the consolidated action pending there. Taken together, the plaintiffs in these lawsuits purport to assert claims on behalf of a class of purchasers of the Company's common stock between June 10, 1998 and August 16, 1999. Among other things, the plaintiffs allege that the Company and certain of its officers and directors (i) made knowingly false earnings projections for the three months ended June 30, 1999 and (ii) failed to adequately disclose facts relating to its earnings projections that the plaintiffs allege would have been material to purchasers of the Company's common stock. The plaintiffs also claim that certain of the Company's officers and directors sold common stock between March 31, 1999 and July 6, 1999 at prices allegedly known to be inflated by the alleged material misstatements and omissions. The plaintiffs in these actions seek damages with interest, costs and such other relief as the court deems proper. The case is at an early stage and the extent of possible damages, if any, can not yet be determined.

     The Company is defending a lawsuit and two arbitration actions initiated by individuals who received common stock in sale of their business to the Company or to a company later acquired by the Company. The first of these actions was filed in state court in Oregon in November 1999. Subsequently, two arbitrations have been initiated, both related to the sale of businesses to Eastern Environmental Services, Inc. ("Eastern"). For reasons similar to those alleged in the class actions described above, or for reasons related to their acquisition by Eastern, these individuals allege that the stock they received was overvalued. These cases are in an early stage and the extent of possible damages, if any, have not yet been determined.

     In addition, three of the Company's shareholders have filed purported derivative lawsuits against certain officers and directors of the Company in connection with the events surrounding the Company's second quarter 1999 earnings projections and July 6, 1999 earnings announcement. Two of these lawsuits were filed in the Delaware Court of Chancery on July 16, 1999 and August 18, 1999, respectively, and one was filed in the United States District Court for the Southern District of Texas on July 27, 1999. The Delaware cases have been consolidated and the plaintiffs have filed an amended consolidated complaint. The amended complaint alleges claims relating to the Company's 1999 annual and quarterly earnings, sales of Company stock by certain of the Company's officers and directors, and alleged self-dealing by certain Company's officers. The plaintiffs in these actions purport to allege derivative claims on behalf of the Company against these individuals for alleged breaches of fiduciary duty resulting from their alleged common stock sales during the three months ended June 30, 1999 and/or their oversight of the Company's affairs. The lawsuits name Waste Management, Inc. as a nominal defendant and seek compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the respective courts deem proper. The defendants have not yet been required to respond to the complaints.

     Beginning at year end 1999 the Company became involved in a series of disputes with Louis D. Paolino, former President and Chief Executive Officer of Eastern and others in connection with the merger between the Company and Eastern ("the Eastern Merger"). The Company alleges, among other things, that the defendants usurped Eastern corporate opportunities for personal gain and otherwise mismanaged certain affairs of Eastern. Mr. Paolino and others allege that the Company and unnamed others committed security fraud alleging that the stock they were issued in connection with the Eastern Merger was over-valued because the Company failed to disclose that it was having problems integrating the operations of WM Holdings and the Company after the WM Holdings Merger. These disputes are in an early state and the extent that the Company may recover damages, if any, or be required to pay damages, if any, has not yet been determined.

     The Company is aware of a lawsuit filed in state court in Houston, Texas by several related shareholders against the Company and three of its former officers. The Company has not been served. The petition alleges that the plaintiffs are substantial shareholders of the Company's common stock who intended to sell their stock in 1999, but that the individual defendants made false and misleading statements regarding the Company's prospects that induced the plaintiffs to retain their stock. Plaintiffs assert that the value of their retained stock declined dramatically. Plaintiffs asserted claims for fraud, negligent misrepresentation, and conspiracy. As neither the Company nor the individual defendants have been served in this action, the defendants have filed no responsive pleadings in the action.

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

     On July 16, 1999, a lawsuit was filed against the Company in the Circuit Court for Sumter County in the State of Alabama. The plaintiff in the lawsuit purported to allege on behalf of a class of similarly situated persons that the Company has deprived the class of lump sum payments of pension plan benefits allegedly promised to be paid in connection with termination of the Plan. On behalf of the purported class, the plaintiff sought compensatory and punitive damages, costs, restitution with interest, and such relief as the Court deemed proper. On July 29, 1999, the Company announced that it had determined to proceed with the termination of the Plan, liquidating the Plan's assets and settling its obligations to participants. The plaintiff voluntarily dismissed her case on September 13, 1999. However, that same day, the same attorneys filed another Plan-related putative class action against the Company and various individual defendants in the United States District Court for the Middle District of Alabama, Northern Division. This case, brought by a different putative class representative, alleges that the defendants violated the federal Employee Retirement Income Security Act ERISA by failing to terminate the Plan in accordance with its terms, by failing to manage Plan assets prudently and in the interests of Plan participants, and by delaying the Plan's termination date and the expected distribution of lump-sum pension benefits. On behalf of the purported class, the plaintiff seeks declaratory and injunctive relief, restitution of all losses and expenses allegedly incurred by the Plan, payment of all benefits allegedly owed to Plan participants, attorney's fees and costs, and other "appropriate" relief under the Internal Revenue Code, ERISA and the Plan. The case is in its early stages and the extent of possible damages, if any, can not yet be determined.

     The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the foreign, federal, state, and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved related to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2000, there were four proceedings involving Company subsidiaries where the sanctions involved could potentially exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

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

     As of March 31, 2000, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 85 locations listed on the NPL. Of the 85 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially developed by others as land disposal facilities. At each of the 17 owned facilities, the Company is working in conjunction with the government to characterize or remediate identified site problems. In addition, at these 17 facilities, the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 68 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain. Any of these matters could have a material adverse effect on the Company's financial statements.

     In November 1998, the Company was sued by the estate of Shayne Conner, who died on November 24, 1995 in Greenland, New Hampshire. Plaintiffs allege that Mr. Conner's death was caused by biosolids that were applied to a nearby field by the Company's BioGro business unit. The litigation is currently in the discovery phase, and the Company is preparing a rebuttal to plaintiff's expert report on causation. The Company is vigorously defending itself in the litigation.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

        EXHIBIT
        NUMBER*                                  DESCRIPTION
        -------                                  -----------
          10.1           -- Employment Agreement dated January 21, 2000 between Waste
                            Management, Inc. and Lawrence O' Donnell, III.
          10.2           -- Employment Agreement dated March 30, 2000 between Waste
                            Management, Inc. and David R. Hopkins.
          10.3           -- Employment Agreement dated November 18, 1999 between
                            Waste Management, Inc. and Thomas L. Smith.
          10.4           -- Employment Agreement dated May 10, 2000 between Waste
                            Management, Inc. and Robert E. Dees, Jr.
          12             -- Computation of Ratio of Earnings to Fixed Charges.
          27             -- Financial Data Schedule.

---------------

* In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.

     (b) Reports on Form 8-K:

     During the first quarter of 2000, the Company filed a Current Report on Form 8-K dated February 10, 2000, to announce its intention to sell the 60.5% of the shares it owns in Waste Management New Zealand, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            By:   /s/ WILLIAM. L. TRUBECK
                                              ----------------------------------
                                                      William L. Trubeck
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

                                            By:     /s/ BRUCE E. SNYDER
                                              ----------------------------------
                                                       Bruce E. Snyder
                                                      Vice President and
                                                   Chief Accounting Officer
                                                (Principal Accounting Officer)

Date: May 12, 2000

                               INDEX TO EXHIBITS

        EXHIBIT
        NUMBER*                                  DESCRIPTION
        -------                                  -----------
          10.1           -- Employment Agreement dated January 21, 2000 between Waste
                            Management, Inc. and Lawrence O'Donnell, III.
          10.2           -- Employment Agreement dated March 30, 2000 between Waste
                            Management, Inc. and David R. Hopkins.
          10.3           -- Employment Agreement dated November 18, 1999 between
                            Waste Management, Inc. and Thomas L. Smith.
          10.4           -- Employment Agreement dated May 10, 2000 between Waste
                            Management, Inc. and Robert E. Dees, Jr.
          12             -- Computation of Ratio of Earnings to Fixed Charges.
          27             -- Financial Data Schedule.

---------------

* In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.