Form 10-Q
period 2000-06-30
WASTE MANAGEMENT INC
filed 2000-08-11
CIK 823768

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, of the registrant outstanding at August 4, 2000 was 621,594,978 (excluding treasury shares of 8,014,471).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1. FINANCIAL STATEMENTS.

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $   103,545   $   181,357
  Accounts receivable, net..................................    1,658,558     1,907,287
  Parts and supplies........................................      116,468       107,222
  Deferred income taxes.....................................      293,726       298,433
  Prepaid expenses and other................................      148,190       190,744
  Operations held for sale..................................    2,055,674     3,535,502
                                                              -----------   -----------
         Total current assets...............................    4,376,161     6,220,545
Property and equipment, net.................................   10,123,759    10,303,803
Excess of cost over net assets of acquired businesses,
  net.......................................................    5,203,523     5,185,909
Other intangible assets, net................................      163,708       170,768
Other assets................................................      789,415       800,399
                                                              -----------   -----------
         Total assets.......................................  $20,656,566   $22,681,424
                                                              ===========   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   940,591   $ 1,062,536
  Accrued liabilities.......................................    1,375,905     1,512,873
  Deferred revenues.........................................      387,987       407,084
  Current maturities of long-term debt......................    2,063,106     3,098,742
  Operations held for sale..................................      596,158     1,408,220
                                                              -----------   -----------
         Total current liabilities..........................    5,363,747     7,489,455
Long-term debt, less current maturities.....................    8,054,610     8,399,346
Deferred income taxes.......................................      848,190       729,902
Environmental liabilities...................................      842,232       837,407
Other liabilities...........................................      808,516       815,028
                                                              -----------   -----------
         Total liabilities..................................   15,917,295    18,271,138
                                                              -----------   -----------
Minority interest in subsidiaries...........................        9,302         7,674
                                                              -----------   -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; none issued.................................           --            --
  Common stock, $.01 par value; 1,500,000,000 shares
    authorized; 629,108,090 and 627,283,618 shares issued,
    respectively............................................        6,291         6,273
  Additional paid-in capital................................    4,486,061     4,440,159
  Retained earnings.........................................      718,064       662,746
  Accumulated other comprehensive income (loss).............     (323,405)     (563,086)
  Restricted stock unearned compensation....................       (3,874)       (3,936)
  Treasury stock at cost, 121,859 and 73,709 shares,
    respectively............................................       (3,208)       (3,890)
  Employee stock benefit trust at market, 7,892,612
    shares..................................................     (149,960)     (135,654)
                                                              -----------   -----------
         Total stockholders' equity.........................    4,729,969     4,402,612
                                                              -----------   -----------
         Total liabilities and stockholders' equity.........  $20,656,566   $22,681,424
                                                              ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                  -----------------------   -----------------------
                                                     2000         1999         2000         1999
                                                  ----------   ----------   ----------   ----------
Operating revenues.............................   $3,265,711   $3,324,775   $6,483,020   $6,395,410
                                                  ----------   ----------   ----------   ----------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below).................    1,949,143    1,836,193    3,904,859    3,496,976
  General and administrative...................      444,830      297,704      938,841      573,642
  Depreciation and amortization................      362,308      393,433      712,717      749,765
  Merger and acquisition related costs.........           --       62,211           --       79,695
  Asset impairments and unusual items..........      216,444       19,750      308,682       19,750
                                                  ----------   ----------   ----------   ----------
                                                   2,972,725    2,609,291    5,865,099    4,919,828
                                                  ----------   ----------   ----------   ----------
Income from operations.........................      292,986      715,484      617,921    1,475,582
                                                  ----------   ----------   ----------   ----------
Other income (expense):
  Interest expense.............................     (199,598)    (184,911)    (409,807)    (361,068)
  Interest income..............................        6,041        5,663       14,889        8,481
  Minority interest............................       (6,597)      (6,547)     (12,569)     (13,009)
  Other income.................................       12,312       16,215       14,563       30,578
                                                  ----------   ----------   ----------   ----------
                                                    (187,842)    (169,580)    (392,924)    (335,018)
                                                  ----------   ----------   ----------   ----------
Income before income taxes.....................      105,144      545,904      224,997    1,140,564
Provision for income taxes.....................      104,829      227,642      169,679      475,614
                                                  ----------   ----------   ----------   ----------
Net income.....................................   $      315   $  318,262   $   55,318   $  664,950
                                                  ==========   ==========   ==========   ==========
Basic earnings per common share................   $       --   $     0.52   $     0.09   $     1.10
                                                  ==========   ==========   ==========   ==========
Diluted earnings per common share..............   $       --   $     0.50   $     0.09   $     1.05
                                                  ==========   ==========   ==========   ==========
Weighted average number of common shares
  outstanding..................................      621,065      610,904      620,807      606,677
                                                  ==========   ==========   ==========   ==========
Weighted average number of common and dilutive
  potential common shares outstanding..........      622,860      646,716      621,998      644,719
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

                             WASTE MANAGEMENT, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     ACCUMULATED
                                                                                        OTHER
                                                            ADDITIONAL              COMPREHENSIVE   RESTRICTED STOCK
                                       PREFERRED   COMMON    PAID-IN     RETAINED      INCOME           UNEARNED       TREASURY
                                         STOCK     STOCK     CAPITAL     EARNINGS      (LOSS)         COMPENSATION      STOCK
                                       ---------   ------   ----------   --------   -------------   ----------------   --------
Balance, December 31, 1999...........   $    --    $6,273   $4,440,159   $662,746     $(563,086)        $(3,936)       $(3,890)
 Net income..........................        --       --            --    55,318             --              --             --
 Common stock issued upon exercise of
   stock options and warrants and
   grants of restricted stock
   (including tax benefit)...........        --        2           782        --             --            (685)         1,847
 Earned compensation related to
   restricted stock..................        --       --            --        --             --             747             --
 Common stock issued (purchased) in
   connection with litigation
   settlements.......................        --       11        17,141        --             --              --         (1,165)
 Adjustment of employee stock benefit
   trust to market value.............        --       --        14,306        --             --              --             --
 Adjustment for minimum pension
   liability, net of taxes...........        --       --            --        --         56,450              --             --
 Cumulative translation adjustment of
   foreign currency statements
   including effects of
   divestitures......................        --       --            --        --        183,231              --             --
 Other...............................        --        5        13,673        --             --              --             --
                                        -------    ------   ----------   --------     ---------         -------        -------
Balance, June 30, 2000...............   $    --    $6,291   $4,486,061   $718,064     $(323,405)        $(3,874)       $(3,208)
                                        =======    ======   ==========   ========     =========         =======        =======


                                         EMPLOYEE
                                           STOCK
                                       BENEFIT TRUST
                                       -------------
Balance, December 31, 1999...........    $(135,654)
 Net income..........................           --
 Common stock issued upon exercise of
   stock options and warrants and
   grants of restricted stock
   (including tax benefit)...........           --
 Earned compensation related to
   restricted stock..................           --
 Common stock issued (purchased) in
   connection with litigation
   settlements.......................           --
 Adjustment of employee stock benefit
   trust to market value.............      (14,306)
 Adjustment for minimum pension
   liability, net of taxes...........           --
 Cumulative translation adjustment of
   foreign currency statements
   including effects of
   divestitures......................           --
 Other...............................           --
                                         ---------
Balance, June 30, 2000...............    $(149,960)
                                         =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                               -------------------------
                                                                  2000          1999
                                                               -----------   -----------
Cash flows from operating activities:
  Net income................................................   $    55,318   $   664,950
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for bad debts................................        28,411        19,316
     Depreciation and amortization..........................       712,717       749,765
     Deferred income tax provision..........................        79,790       247,007
     Net gain on disposal of assets.........................        (5,704)      (17,532)
     Minority interest in subsidiaries......................        12,569        13,009
     Effect of asset impairments and unusual items..........       308,682            --
     Change in assets and liabilities, net of effects of
      acquisitions and divestitures:
       Accounts receivable and other receivables............       210,522      (324,920)
       Prepaid expenses and other current assets............       (19,658)      (18,567)
       Other assets.........................................         7,042        32,335
       Accounts payable and accrued liabilities.............      (259,616)     (351,124)
       Deferred revenues and other liabilities..............       (25,681)     (271,101)
       Other, net...........................................        (1,996)        9,177
                                                               -----------   -----------
Net cash provided by operating activities...................     1,102,396       752,315
                                                               -----------   -----------
Cash flows from investing activities:
  Short-term investments....................................        53,733        (6,273)
  Acquisitions of businesses, net of cash acquired..........      (169,320)     (644,515)
  Capital expenditures......................................      (563,882)     (614,085)
  Proceeds from divestitures of businesses and other asset
     sales..................................................     1,082,931       546,694
  Other, net................................................       (17,939)       11,649
                                                               -----------   -----------
Net cash provided by (used in) investing activities.........       385,523      (706,530)
                                                               -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................        73,570     1,814,647
  Principal payments on long-term debt......................    (1,636,569)   (2,033,281)
  Proceeds from exercise of common stock options and
     warrants...............................................         1,222       165,110
                                                               -----------   -----------
Net cash used in financing activities.......................    (1,561,777)      (53,524)
                                                               -----------   -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (3,954)        1,865
                                                               -----------   -----------
Decrease in cash and cash equivalents.......................       (77,812)       (5,874)
Cash and cash equivalents at beginning of period............       181,357        86,873
                                                               -----------   -----------
Cash and cash equivalents at end of period..................   $   103,545   $    80,999
                                                               ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    -------------------   --------------------
                                                      2000       1999       2000       1999
                                                    --------   --------   --------   ---------
Net income........................................  $    315   $318,262   $ 55,318   $ 664,950
                                                    --------   --------   --------   ---------
Other comprehensive income (loss):
  Foreign currency translation adjustment.........   262,578    (42,471)   183,231    (104,016)
  Minimum pension liability adjustment, net of
     taxes of $5,371 and $35,939 for the three and
     six months ended June 30, 2000...............     8,437         --     56,450          --
                                                    --------   --------   --------   ---------
Other comprehensive income (loss).................   271,015    (42,471)   239,681    (104,016)
                                                    --------   --------   --------   ---------
Comprehensive income..............................  $271,330   $275,791   $294,999   $ 560,934
                                                    ========   ========   ========   =========

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

     The Company believes that the processes it used for the preparation of its first and second quarters of 2000 interim financial statements have improved. In addition, the Company has committed substantial resources to mitigate the previously identified control weaknesses. Management believes these efforts have enabled the Company to produce timely and reliable interim financial statements as of June 30, 2000 and for the three and six months then ended to allow its independent accountants to complete their reviews of the interim financial information for those periods. Management believes that its processes have improved considerably and will continue to improve throughout 2000, allowing it to further reduce its reliance on the use of external resources as mitigating controls, although there can be no assurance that this will be the case.

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

     Certain reclassifications have been made to previously reported amounts in the financial statements in order to conform to the current period presentation.

                             WASTE MANAGEMENT, INC.

1. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                              JUNE 30,     DECEMBER 31,
                                                                2000           1999
                                                             -----------   ------------
Bank credit facilities.....................................  $ 1,535,000   $ 2,250,000
Commercial paper, average interest of 5.5% in 1999.........           --        21,899
Senior notes and debentures, interest of 6% to 8 3/4%
  through 2029.............................................    6,554,640     6,749,785
4% Convertible subordinated notes due 2002.................      535,275       535,275
5.75% Convertible subordinated notes due 2005..............       30,827       426,726
Tax-exempt and project bonds, principal payable in periodic
  installments, maturing through 2021, fixed and variable
  interest rates ranging from 4.85% to 9.25% at June 30,
  2000.....................................................    1,198,634     1,234,668
Installment loans, notes payable, and other, interest to
  14%, maturing through 2015...............................      263,340       279,735
                                                             -----------   -----------
                                                              10,117,716    11,498,088
Less current maturities....................................    2,063,106     3,098,742
                                                             -----------   -----------
                                                             $ 8,054,610   $ 8,399,346
                                                             ===========   ===========

     At June 30, 2000, the Company had a $2.6 billion syndicated loan facility (the "Syndicated Facility") and a $1.8 billion senior revolving credit facility (the "Credit Facility"). The Syndicated Facility requires annual renewal by the lender and provides for a one-year term option at the Company's request in the event of non-renewal. The Syndicated Facility and Credit Facility are available for borrowings, including letters of credit, and for supporting the issuance of commercial paper. The covenant restrictions for the Syndicated Facility and Credit Facility include, among others, interest coverage and debt capitalization ratios, limitations on dividends, additional indebtedness and liens. The Syndicated Facility and Credit Facility are used to refinance existing bank loans and letters of credit, to fund acquisitions, and for working capital purposes.

     At June 30, 2000, the Company had borrowings of approximately $1.2 billion under the Syndicated Facility at an average interest rate of 7.6%, and had borrowings of $281.0 million under the Credit Facility at 7.8% interest. The facility fees were 0.20% and 0.25% per annum under the Syndicated Facility and Credit Facility, respectively, at June 30, 2000. The Company had issued letters of credit of approximately $1.3 billion in aggregate under the Syndicated Facility and Credit Facility leaving unused and available aggregate credit capacity of approximately $1.6 billion at June 30, 2000.

     The Company obtained amendments to the Syndicated Facility and Credit Facility agreements for the quarter ended March 31, 2000. On July 10, 2000, the Company renewed its Syndicated Facility in the amount of $2 billion for an additional one-year period and renewed its Credit Facility in the amount of $1.7 billion with a maturity date of August 7, 2002. Certain financial covenants to the Syndicated Facility and the Credit Facility were also amended. Terms and conditions contained in the new and amended agreements are substantially the same as prior agreements.

     Under the terms of the Syndicated Facility and Credit Facility, the Company is obligated to repay its indebtedness under such facilities with the cash proceeds to be received from the divestitures of its international operations outside North America ("WM International"), domestic non-core assets and up to 10% of its North America solid waste ("NASW") operations. Specifically, the Company is required to utilize the first $1.5 billion of net proceeds from divestitures to repay indebtedness and 50% of the net proceeds greater than $1.5 billion of proceeds but less than $2.5 billion to repay the indebtedness, subject to certain requirements to repay the Company's Eurocurrency facilities with proceeds from WM International divestitures. All net proceeds from the divestiture of the Company's WM International operations were required to

                             WASTE MANAGEMENT, INC.

first be used to repay indebtedness under the Company's Eurocurrency facilities, all of which indebtedness has been repaid.

     The Company's 5.75% convertible subordinated notes due 2005 are subordinated to all existing and future senior indebtedness of the Company. Each note bears cash interest at the rate of two percent per annum of the $1,000 principal amount at maturity, payable semi-annually. The difference between the principal amount at maturity of $1,000 and the $717.80 stated issue price of each note represents the stated discount. At the option of the holder, each note was redeemable for cash by the Company on March 15, 2000, at $843.03, plus accrued interest through the date of redemption. The notes are callable by the Company for cash, plus accrued stated discount and accrued interest. In addition, each $1,000 principal amount note is convertible at any time prior to maturity into approximately 18.9 shares of the Company's common stock, subject to adjustment upon the occurrence of certain events. Upon any such conversion, the Company has the option of paying cash equal to the market value of the shares which would otherwise be issuable. Through March 31, 2000, the Company repurchased, for cash, $396.7 million of these notes that were outstanding at December 31, 1999. The Company did not repurchase any of these notes during the second quarter of 2000.

     It is the Company's intention to refinance approximately $250 million of outstanding short-term borrowings through the use of existing committed long-term bank credit agreements in the event that alternative long-term refinancing is not arranged. Accordingly, these borrowings have been classified as long-term at June 30, 2000.

2. DIVESTITURES

     On March 31, 2000, the Company completed the purchase of certain of the Canadian solid waste assets of Allied Waste Industries, Inc. ("Allied"). Under separate agreements, Allied contracted to purchase certain of the Company's domestic solid waste operations, including a total of ten landfill operations, 14 collection operations, four transfer stations and a landfill operating contract for approximately $191 million. On February 15, 2000, the Company completed the sale to Allied of seven similar collection operations, a landfill operation and a transfer station. On May 1, 2000, the Company completed the sale to Allied of six collection operations, five landfill operations and three transfer stations and on May 31, 2000 completed the sale to Allied of an additional two landfill operations. The final transactions were completed in August 2000. See Note 12.

     In April 2000, the Company announced that its wholly-owned subsidiaries had completed the previously announced transactions regarding the sales of waste services operations in the Netherlands and Finland, and the majority interest in Waste Management New Zealand Limited. In May 2000, a wholly-owned subsidiary of the Company sold its waste services operations in Thailand to Modern Asia Environmental, Ltd. and its waste services operations in Italy to Emas S.p.A. and Italcogim S.p.A. In June 2000, the Company announced that its wholly-owned subsidiaries completed the sales of its waste service operations in Australia to SITA, the waste services sector of Suez Lyonnaise des Eaux ("SITA"), and its waste services operations in Germany to Cleanaway Deutscheland Holdings GmbH. Additionally, one of the Company's wholly-owned subsidiaries sold substantially all of its nuclear waste services operations located in the United States to GTS Duratek, Inc.

                             WASTE MANAGEMENT, INC.

     All divestiture activity relates to operations classified as held-for-sale. The following information summarizes the Company's divestiture activity through June 30, 2000 (in thousands):

                                               NORTH AMERICAN        WM         NON-SOLID
                                                SOLID WASTE     INTERNATIONAL     WASTE       TOTAL
                                               --------------   -------------   ---------   ----------
THREE MONTHS ENDED:
March 31, 2000
---------------------------------------------
Proceeds.....................................     $ 48,905        $      --      $    --    $   48,905
Gain (loss) recorded during the period (a)...       11,115               --           --        11,115
June 30, 2000
---------------------------------------------
Proceeds.....................................     $ 83,440        $ 952,569      $64,994    $1,101,003
Gain (loss) recorded during the period (a)...        5,042         (147,492)      17,293      (125,157)

---------------

(a) Gain (loss) on sale of operations is included in asset impairments and unusual items. The loss on the sale of certain WM International operations includes amounts related to foreign currency translation which were not recognized until the divestiture of the respective international market was completed. Additionally, the Company has recorded held-for-sale impairment charges of approximately $450 million in periods prior to the second quarter of 2000 for operations that were divested during the second quarter of 2000 or are expected to be divested in future periods pursuant to its strategic plan.

3. INCOME TAXES

     The differences in federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2000 and 1999 are primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, non-deductible held-for-sale impairment charges associated with certain foreign businesses, and non-deductible losses on the divestiture of foreign assets that closed during the respective periods.

4. EARNINGS PER SHARE

     The following reconciles the number of common shares outstanding at June 30 of each year indicated to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and dilutive earnings per common share, respectively (in thousands):

                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          JUNE 30,             JUNE 30,
                                                     -------------------   -----------------
                                                       2000       1999      2000      1999
                                                     --------   --------   -------   -------
Number of common shares outstanding at end of
  period...........................................  621,094    617,181    621,094   617,181
Effect of using weighted average common shares
  outstanding......................................      (29)    (6,277)      (287)  (10,504)
                                                     -------    -------    -------   -------
Weighted average number of common shares
  outstanding......................................  621,065    610,904    620,807   606,677
Dilutive effect of common stock options and
  warrants.........................................    1,795      9,847      1,191     9,906
Diluted effect of convertible subordinated notes
  and debentures...................................       --     25,965         --    28,136
                                                     -------    -------    -------   -------
Weighted average number of common and dilutive
  potential common shares outstanding..............  622,860    646,716    621,998   644,719
                                                     =======    =======    =======   =======

                             WASTE MANAGEMENT, INC.

     For the three and six months ended June 30, 1999, interest (net of taxes) of $6.3 million and $13.5 million, respectively, was added to net income for the diluted earnings per share calculation. For the three and six months ended June 30, 2000, the effects of the Company's convertible subordinated notes and debentures are excluded from the dilutive earnings per share calculation since the inclusion of such items would be antidilutive.

     At June 30, 2000, there were approximately 55.5 million shares of common stock potentially issuable with respect to stock options, warrants and convertible debt, which could dilute basic earnings per share in the future.

5. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents the change in the Company's equity from transactions and other events and circumstances from nonowner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income (loss) are as follows for the periods indicated (in thousands):

                                                                  MINIMUM       ACCUMULATED
                                                    FOREIGN       PENSION          OTHER
                                                   CURRENCY      LIABILITY     COMPREHENSIVE
                                                  TRANSLATION    ADJUSTMENT       INCOME
                                                  ADJUSTMENT    (NET OF TAX)      (LOSS)
                                                  -----------   ------------   -------------
Balance, December 31, 1999......................   $(430,080)    $(133,006)      $(563,086)
  Year-to-date change...........................     183,231        56,450         239,681
                                                   ---------     ---------       ---------
Balance, June 30, 2000..........................   $(246,849)    $ (76,556)      $(323,405)
                                                   =========     =========       =========

     The Company is continuing the process of settling its obligations under the qualified defined benefit plan (the "Plan") for all eligible non-union domestic employees of Waste Management Holdings, Inc. ("WM Holdings") which was terminated as of October 31, 1999 in connection with the merger between the Company and WM Holdings in July 1998 (the "WM Holdings Merger"). To the extent that the termination benefit has not yet been charged to expense, additional minimum pension liability has been recorded as a charge to other comprehensive income. The pension related charge is primarily due to the settlement by the Plan of obligations to certain participants that occurred during the three and six months ended June 30, 2000. The charge, which is included in asset impairments and unusual items, was $13.8 million and $92.4 million for the three and six months ended June 30, 2000, respectively. The settlements were funded by the Plan's trust and resulted in a reduction in the minimum pension liability and a credit to other comprehensive income for the period. The Company expects to settle the remaining obligations during the third quarter of 2000, at which time the final settlement expense (currently estimated to be approximately $130 million) will be recorded and adjustments to other comprehensive income will be made. In conjunction with the termination of the Plan, the Company expects to make payments of approximately $185 million to the Plan's trust in the third quarter of 2000.

     The Company adopted a strategic plan in August 1999, one element of which is to pursue the divestiture of its WM International operations. Upon the divestiture of the Company's WM International operations in each country, the foreign currency translation losses that are included in accumulated other comprehensive income (loss) are recognized in the Company's statement of operations (decreasing any gain, or increasing any loss) with an offsetting adjustment to the accumulated foreign currency translation. The accumulated foreign currency translation loss for the Company's remaining WM International operations which are held-for-sale was $138.4 million and $353.1 million as of June 30, 2000 and December 31, 1999, respectively. See Notes 2 and 12 for further discussion of the Company's divestiture activity.

                             WASTE MANAGEMENT, INC.

6. ENVIRONMENTAL LIABILITIES

     The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the landfill and the capping of the final uncapped areas of a landfill or costs required by regulation associated with existing operations at a hazardous waste treatment, storage or disposal facility that are subject to the Toxic Substances Control Act ("TSCA") or Subtitle C of the Resource Conservation and Recovery Act ("RCRA"), and post-closure maintenance of those facilities. Estimates for final closure and post-closure costs are developed using input from the Company's engineers and accountants and are reviewed by management, typically at least once per year. The estimates are based on the Company's interpretation of current requirements and proposed regulatory changes. For landfills, the present value of final closure and post-closure liabilities are accrued using the calculated rate per ton and charged to expense as airspace is consumed such that the present value of total estimated final closure and post-closure cost will be accrued for each landfill at the time the site discontinues accepting waste and is closed. In the United States, the final closure and post-closure requirements are established under the standards of the United States Environmental Protection Agency's ("EPA") Subtitle C and D regulations, as implemented and applied on a state-by-state basis. Such costs may increase in the future as a result of legislation or regulation. Final closure and post-closure accruals consider estimates for the final cap and cover for the site, methane gas control, leachate management and groundwater monitoring, and other operational, and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure. For purchased disposal sites, the Company assesses and records a present value-based final closure and post-closure liability at the time the Company assumes closure responsibility based upon the estimated final closure and post-closure costs and the percentage of airspace utilized as of such date. Thereafter, the difference between the final closure and post-closure liability recorded at the time of acquisition and the present value of total estimated final closure and post-closure costs to be incurred is accrued using the calculated rate and charged to expense as airspace is consumed. Such costs for foreign landfills are estimated based on compliance with local laws, regulations and customs. For other facilities, final closure and post-closure costs are determined in consideration of regulatory requirements.

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

     The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operates, or to which it transported waste, including 85 sites listed on the Superfund National Priorities List ("NPL") as of June 30, 2000. The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. The Company routinely reviews and evaluates sites that require remediation, including NPL sites, giving consideration to the nature (e.g., owner, operator, transporter, or generator), and the extent (e.g., amount and nature of waste hauled to the location, number of years of site operation by the Company, or other relevant factors) of the Company's alleged connection with the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed potentially responsible

                             WASTE MANAGEMENT, INC.

parties ("PRPs"), and the nature and estimated cost of the likely remedy. Cost estimates are based on management's judgment and experience in remediating such sites for the Company as well as for unrelated parties, information available from regulatory agencies as to costs of remediation, and the number, financial resources and relative degree of responsibility of other PRPs who are jointly and severally liable for remediation of a specific site, as well as the typical allocation of costs among PRPs. These estimates are sometimes a range of possible outcomes. In such cases, the Company provides for the amount within the range which constitutes its best estimate. If no amount within the range appears to be a better estimate than any other amount, then the Company provides for the minimum amount within the range in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies.

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

     Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (3.0% at June 30, 2000 and 2% at December 31, 1999) until expected time of payment and then discounted to present value (6.5% at June 30, 2000 and 5.5% at December 31, 1999). The accretion of the interest related to the discounted environmental liabilities is included in the annual calculation of the landfill's final closure and post-closure cost per ton and is charged to operating expense as landfill airspace is consumed.

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

                             WASTE MANAGEMENT, INC.

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

     Litigation -- In February 1998, WM Holdings announced a restatement of prior-period earnings for 1991 and earlier, as well as for 1992 through 1996 and the first three quarters of 1997. Many actions were brought or claims made against WM Holdings as a result of this restatement, as set forth in earlier quarterly and year-end reports made by the Company. The Company has resolved many of these actions and claims, as discussed in earlier filings. In July 2000, the Company resolved an action alleging breach of warranty and fraud, among other things, arising out of a transaction worth in excess of $11 million at its closing in 1995.

     The following actions with respect to WM Holdings, however, are still outstanding.

     In July 1998, a business owner who received WM Holdings common stock in the sale of his business to WM Holdings brought a purported class action against that company alleging breach of warranty. In October 1999, the court certified a class consisting of all sellers of business assets to WM Holdings between January 1, 1990, and February 24, 1998, whose purchase agreements with WM Holdings contained express warranties regarding the accuracy of WM Holdings' financial statements. In March 2000, the court of appeals upheld this certification order. Also in March 2000, the trial court granted summary judgment on the claim of breach of warranty against WM Holdings and in favor of all members of the class except for a discrete group of plaintiffs whose claims may have expired under applicable statutes of limitations. The class, as currently constituted, consists of twenty-six transactions involving shares worth, in aggregate, approximately $132 million as valued at the time of the respective deals. The extent of damages in this class action has not yet been determined.

     In March 2000, a group of companies that sold their assets to WM Holdings in exchange for common stock then valued at over $200 million pursuant to an asset purchase agreement (and who otherwise would have been included in the above class, as currently defined), brought a separate action against the Company for breach of contract and fraud, among other things. The Company and this seller group currently are litigating the question of whether their dispute should be submitted to arbitration for resolution. The extent of damages in the underlying action has not yet been determined.

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

                             WASTE MANAGEMENT, INC.

     A consolidated derivative action has also been filed in Delaware Chancery Court, nominally on behalf of the Company, against certain former officers and directors of WM Holdings and certain directors of the Company. The derivative plaintiffs seek, among other things, those monies paid by the Company to resolve those claims arising out of WM Holdings' restatement of earnings in February 1998 as well as a declaration that the Company does not have to pay retirement benefits to certain former officers of WM Holdings.

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

     In March and April 1999, two former officers of WM Holdings sued the Company for retirement and other benefits. Additionally, a third former officer brought a similar action, which was subsequently dismissed without prejudice in March 2000. The Company is engaged in discussions to settle the disputes between it and each of these former officers.

     In addition to the actions with respect to WM Holdings, the following actions with respect to the Company or its other subsidiaries are pending.

     On July 6, 1999, the Company announced that it had lowered its expected earnings per share for the three months ended June 30, 1999. On July 29, 1999, the Company announced a further reduction in its expected earnings for that period. On August 3, 1999, the Company announced a further reduction in its expected earnings for that period and that its reported operating income for the three months ended March 31, 1999 may have included certain unusual pretax income items. More than 30 lawsuits that purport to be based on one or more of these announcements were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of Texas. These actions have been consolidated into a single action. On September 7, 1999, a lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Eastern District of Texas. Pursuant to a joint motion this case was transferred to the United States District Court for the Southern District of Texas, to be consolidated with the consolidated action pending there. On May 8, 2000, the United States District Court for the Southern District of Texas entered an order appointing the Connecticut Retirement Plan and Trust Funds as lead plaintiff in the consolidated cases and appointing the law firm of Goodkind Labaton Rudoff & Suchrow LLP as lead plaintiff's counsel.

     The lead plaintiff filed its Amended Consolidated Class Action Complaint (the "Complaint") on July 14, 2000. The Complaint pleads claims on behalf of a putative class consisting of all purchasers of Company securities (including common stock, debentures and call options), and all sellers of put options, from June 11, 1998 through November 9, 1999. The Complaint also pleads additional claims on behalf of two putative subclasses: (i) the "Merger Subclass," consisting of all persons who exchanged WM Holdings shares for the Company's stock when WM Holdings and the Company merged, and (ii) the "Eastern Merger Subclass," consisting of all persons who exchanged Eastern Environmental Services, Inc. ("Eastern") stock for the Company's stock when Eastern and the Company merged on December 31, 1998 (the "Eastern Merger"). Among other things, the plaintiffs allege that the Company and certain of its current and former officers and directors (i) made misrepresentations in the registration statement and prospectus filed with the SEC in connection with the WM Holdings Merger,
(ii) made knowingly false earnings projections for the three months ended June 30, 1999 and (iii) failed to adequately disclose facts relating to its earnings projections that the plaintiffs allege would have been material to purchasers of the Company's common stock and (iv) made separate and distinct misrepresentations about the Company's operations and finances on and after July 29, 1999, culminating in the Company's taking a pre-tax charge of $1.76 billion in the third quarter of 1999. The plaintiffs also claim that certain of the Company's current and former officers and directors sold common stock between March 31, 1999 and July 6, 1999 at prices allegedly known to be inflated by the

                             WASTE MANAGEMENT, INC.

alleged material misstatements and omissions. The plaintiffs in these actions seek damages with interest, costs and such other relief as the court deems proper. The case is at an early stage and the extent of possible damages, if any, cannot yet be determined.

     On June 29, 2000, a putative class action was filed against the Company in Delaware state court by a class of former shareholders of Eastern who exchanged their Eastern shares for the Company's shares in the Eastern Merger. The plaintiffs allege that the Company stock they received in exchange for their Eastern shares was overvalued for the reasons alleged in the consolidated class actions in Texas. The claims and putative class members in this case fall within the scope of the consolidated class actions in Texas. The case is at an early stage, and the extent of possible damages, if any, cannot yet be determined.

     The Company has been sued in several lawsuits, and two arbitration actions have been initiated, by individuals who received common stock in the sales of their businesses to the Company or to a company later acquired by the Company. The first of these actions, filed in state court in Oregon in November 1999, was resolved in June 2000. The two arbitrations that have been initiated both relate to the sale of businesses to Eastern. For reasons similar to those alleged in the class actions described above, or for reasons related to their acquisition by Eastern, these individuals allege that the stock they received was overvalued. Two other lawsuits were filed in June 2000, one in state court in California and another in state court in Virginia, both also relating to the sales of businesses to the Company. With the exception of the Oregon case and one of the arbitration cases, which have been resolved, all of these matters are in an early stage and the extent of possible damages, if any, cannot yet be determined.

     In addition, three of the Company's shareholders have filed purported derivative lawsuits against certain current and former officers and directors of the Company in connection with the events surrounding the Company's second quarter 1999 earnings projections and July 6, 1999 earnings announcement. Two of these lawsuits were filed in the Delaware Court of Chancery on July 16, 1999 and August 18, 1999, respectively, and one was filed in the United States District Court for the Southern District of Texas on July 27, 1999. The Delaware cases have been consolidated and the plaintiffs have filed an amended consolidated complaint. The amended complaint alleges claims relating to the Company's 1999 annual and quarterly earnings, sales of Company stock by certain of the Company's current and former officers and directors, and alleged self-dealing by certain of the Company's current and former officers. The plaintiffs in these actions purport to allege derivative claims on behalf of the Company against these individuals for alleged breaches of fiduciary duty resulting from their alleged common stock sales during the three months ended June 30, 1999 and/or their oversight of the Company's affairs. The lawsuits name Waste Management, Inc. as a nominal defendant and seek compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the respective courts deem proper. The defendants have not yet been required to respond to the complaints.

     Beginning at year end 1999 the Company became involved in a series of disputes with Louis D. Paolino, former President and Chief Executive Officer of Eastern, and others in connection with the Eastern Merger. The Company alleged, among other things, that the defendants usurped Eastern corporate opportunities for personal gain and otherwise mismanaged certain affairs of Eastern. Mr. Paolino and others alleged that the Company and unnamed others committed security fraud alleging that the stock they were issued in connection with the Eastern Merger was over-valued because the Company failed to disclose that it was having problems integrating the operations of WM Holdings and the Company after the WM Holdings Merger. The parties to these suits have withdrawn their respective complaints and are engaging in discussions to resolve these issues.

     Several related shareholders have filed a lawsuit in state court in Texas against the Company and three of its former officers. The petition alleges that the plaintiffs are substantial shareholders of the Company's common stock who intended to sell their stock in 1999, but that the individual defendants made false and misleading statements regarding the Company's prospects that induced the plaintiffs to retain their stock. Plaintiffs assert that the value of their retained stock declined dramatically. Plaintiffs asserted claims for fraud,

                             WASTE MANAGEMENT, INC.

negligent misrepresentation, and conspiracy. The case is in an early stage and the extent of damages, if any, cannot yet be determined.

     In addition, the SEC notified the Company of an informal inquiry into the period ended June 30, 1999, as well as certain sales of the Company's common stock that preceded the Company's July 6, 1999 earnings announcement. On June 21, 2000 the Company consented, without admitting or denying the findings, to the SEC's entry of an administrative Cease and Desist Order, finding that the Company had violated certain of the antifraud, books and records, and internal control provisions of the federal securities laws in connection with the July 6, 1999 announcement. The Order did not impose any fines or monetary penalties. The SEC noted in the Order that its inquiry was ongoing as to other parties.

     The New York Stock Exchange has notified the Company that its Market Trading Analysis Department is reviewing transactions in the common stock of the Company prior to the July 6, 1999 earnings forecast announcement.

     The Company is conducting a thorough investigation of each of the allegations that have been made in connection with the Company's second quarter 1999 earnings communications and other matters alleged in the various complaints. As part of this investigation, the Company's Board of Directors authorized its Special Committee I to conduct a full investigation and evaluation of all matters relating to: (i) the reporting of the Company's first and second quarter 1999 operating results; (ii) the sales of the Company's stock by certain current and former corporate officials; and (iii) the allegations made in pending litigation respecting these matters and to report its findings and recommendations to those members of the Board of Directors it finds are sufficiently disinterested to act upon its findings and recommendations. Roderick M. Hills, a former chairman of the SEC and the former chairman of the Company's Audit Committee served as Chairman of the Special Committee I until he retired from the Board of Directors in May 2000 in accordance with the retirement provisions contained in the Company's Corporate Governance Guidelines. John C. Pope, current Chairman of the Company's Audit Committee, has succeeded Mr. Hills as Chairman of the Special Committee I.

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

     On July 16, 1999, a lawsuit was filed against the Company in the Circuit Court for Sumter County in the State of Alabama. The plaintiff in the lawsuit purported to allege on behalf of a class of similarly situated persons that the Company has deprived the class of lump sum payments of pension plan benefits allegedly promised to be paid in connection with termination of the Plan. On behalf of the purported class, the plaintiff sought compensatory and punitive damages, costs, restitution with interest, and such relief as the Court deemed proper. On July 29, 1999, the Company announced that it had determined to proceed with the termination of the Plan, liquidating the Plan's assets and settling its obligations to participants. The plaintiff voluntarily dismissed her case on September 13, 1999. However, that same day, attorneys filed a lawsuit on behalf of a putative class of plan participants against the Company, the Waste Management, Inc. Pension Plan, and various individual defendants, alleging violations of the Employee Retirement Income Security Act of 1974 ("ERISA") with respect to the termination of the Plan. Since the initial filing of the case, the plaintiffs have voluntarily dismissed certain counts and the Company has filed a Motion to Dismiss with respect to the remaining claims.

     The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the

                             WASTE MANAGEMENT, INC.

environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the foreign, federal, state, and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved related to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2000, there were five proceedings involving Company subsidiaries where the sanctions involved could potentially exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

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

     In June 1999, the Company was notified that the EPA is conducting a civil investigation of alleged chlorofluorocarbons ("CFC") disposal violations by Waste Management of Massachusetts, Inc. ("WMMA"), one of the Company's wholly-owned subsidiaries, to determine whether further enforcement measures are warranted. The activities giving rise to the allegations of CFC disposal violations appear to have occurred prior to July 30, 1998. On July 29, 1998, the EPA inspected WMMA's operations, notified the Company of the alleged violations and issued an Administrative Order in January 1999 requiring WMMA to comply with the CFC regulations. WMMA is cooperating with the investigation and the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements.

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

     As of June 30, 2000, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 85 locations listed on the NPL. Of the 85 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially developed by others as land disposal facilities. At each of the 17 owned facilities, the Company is working in conjunction with the government to characterize or remediate identified site problems. In addition, at these 17 facilities, the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 68 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well-defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain. Any of these matters could have a material adverse effect on the Company's financial statements.

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

                             WASTE MANAGEMENT, INC.

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

8. SEGMENT AND RELATED INFORMATION

     NASW operations is the Company's principal reportable segment. This segment provides integrated waste management services consisting of collection, transfer, disposal (solid waste landfill, hazardous waste landfill and waste-to-energy facilities), recycling, and other miscellaneous services to commercial, industrial, municipal and residential customers in North America, including the United States, Puerto Rico, Mexico and Canada. Similar operations in international markets outside of North America are disclosed as a separate segment under WM International, which includes operations in Europe, the Pacific Rim, South America and Israel. As discussed in Note 2, pursuant to the Company's strategic initiative, the Company has divested or is actively marketing to sell its WM International operations. The Company's other reportable segment consists of non-solid waste services, aggregated as a single segment for this reporting presentation.

     The non-solid waste segment includes other hazardous waste services such as chemical waste management services, low-level and other radioactive waste management services, the Company's independent power projects, and other non-solid waste services to commercial, industrial and government customers, and includes business lines that have been divested or are being actively marketed and considered to be held for sale.

                             WASTE MANAGEMENT, INC.

     Summarized financial information concerning the Company's reportable segments as of June 30, 2000 is as follows (in thousands):

                                   NORTH AMERICAN        WM         NON-SOLID    CORPORATE
                                    SOLID WASTE     INTERNATIONAL     WASTE     FUNCTIONS(A)     TOTAL
                                   --------------   -------------   ---------   ------------   ----------
THREE MONTHS ENDED:
June 30, 2000
  Net operating revenues(b)......    $2,911,743       $224,148      $129,820      $     --     $3,265,711
  Earnings before interest and
     taxes
     (EBIT)(c),(d),(e),(f).......       608,946         42,816        19,593      (161,925)       509,430
June 30, 1999
  Net operating revenues(b)......    $2,686,852       $386,713      $251,210      $     --     $3,324,775
  Earnings before interest and
     taxes (EBIT)(c),(d),(f).....       736,615         41,027        21,788        (1,985)       797,445
SIX MONTHS ENDED:
June 30, 2000
  Net operating revenues(b)......    $5,621,699       $625,632      $235,689      $     --     $6,483,020
  Earnings before interest and
     taxes
     (EBIT)(c),(d),(e),(f).......     1,139,044        112,871        31,274      (356,586)       926,603
June 30, 1999
  Net operating revenues(b)......    $5,198,168       $757,804      $439,438      $     --     $6,395,410
  Earnings before interest and
     taxes (EBIT)(c),(d),(f).....     1,421,068         76,018        35,213        42,728      1,575,027

---------------

(a) Corporate functions include the corporate treasury function (except for limited amounts of locally negotiated and managed project debt), administration of corporate tax function, the corporate insurance function, management of closed landfill and related insurance recovery functions, other typical administrative functions and certain inter-segment transactions.

(b) Non-solid waste revenues are net of inter-segment revenue with NASW of $11.6 million and $15.8 million, for the three and six months ended June 30, 2000, respectively and $19.2 million and $32.5 million for the three and six months ended June 30, 1999, respectively. There are no other significant sales between segments.

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

(e) As discussed in Note 9, the Company has classified certain operations as held-for-sale. For operations classified as held-for-sale at the beginning of each quarter, the Company suspends depreciation on fixed assets. Had the Company not classified any operations as held-for-sale, depreciation expense would have been greater by $32.1 million and $83.1 million for the three and six months ended June 30, 2000, respectively. The suspension of depreciation related to the Company's WM International operations was $20.9 million and $58.3 million for the three and six months ended June 30, 2000, respectively.

(f) EBIT is defined as income from operations excluding merger and acquisition related costs and asset impairment and unusual items.

                             WASTE MANAGEMENT, INC.

The reconciliation of total EBIT reported above to net income is as follows (in thousands):

                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                              JUNE 30,                 JUNE 30,
                                        ---------------------   ----------------------
                                          2000        1999        2000         1999
                                        ---------   ---------   ---------   ----------
EBIT, as reported above(a)............  $ 509,430   $ 797,445   $ 926,603   $1,575,027
Less:
  Merger and acquisition related
     costs............................         --      62,211          --       79,695
  Asset impairments and unusual
     items............................    216,444      19,750     308,682       19,750
                                        ---------   ---------   ---------   ----------
Income from operations................    292,986     715,484     617,921    1,475,582
Interest expense......................   (199,598)   (184,911)   (409,807)    (361,068)
Interest income.......................      6,041       5,663      14,889        8,481
Minority interest.....................     (6,597)     (6,547)    (12,569)     (13,009)
Other income, net.....................     12,312      16,215      14,563       30,578
                                        ---------   ---------   ---------   ----------
Income before income taxes............    105,144     545,904     224,997    1,140,564
Provision for income taxes............    104,829     227,642     169,679      475,614
                                        ---------   ---------   ---------   ----------
Net income............................  $     315   $ 318,262   $  55,318   $  664,950
                                        =========   =========   =========   ==========

---------------

(a) EBIT is defined as income from operations excluding merger and acquisition related costs and asset impairments and unusual items.

9. OPERATIONS HELD FOR SALE

     During the third quarter of 1999, the Company's Board of Directors adopted a strategic plan, one element of which is for the Company to market for sale its WM International operations, significant portions of its domestic non-core businesses and selected NASW operations. Note 2 to these condensed consolidated financial statements contained elsewhere herein discusses operations which have been divested in the year 2000. As discussed in Note 2 to the financial statements in the Company's Form 10-K for the year ended December 31, 1999, the Company has recorded charges to write down certain of these assets. Additionally, the Company recorded a charge for the three and six months ended June 30, 2000 to asset impairments and unusual items of approximately $77.6 million and $102.4 million, respectively, related primarily to the Company's WM International operations, which are held-for-sale, that have a carrying value greater than management's best estimate of anticipated proceeds as of June 30, 2000. In determining fair value, the Company considered, among other things, the range of preliminary purchase prices being discussed with potential buyers. These businesses' results of operations are included in revenues and expenses in the accompanying statement of operations.

                             WASTE MANAGEMENT, INC.

     Operational information included in the statements of operations regarding the businesses classified as operations held-for-sale at June 30, 2000, is as follows (in thousands):

                                               NORTH AMERICAN        WM         NON-SOLID
                                                SOLID WASTE     INTERNATIONAL     WASTE       TOTAL
                                               --------------   -------------   ---------   ----------
THREE MONTHS ENDED:
June 30, 2000
  Operating revenues.........................     $116,545        $224,148       $30,258    $  370,951
  Earnings before interest and
     taxes(a),(b)............................        9,751          42,816         5,803        58,370
June 30, 1999
  Operating revenues.........................     $111,114        $386,713       $26,817    $  524,644
  Earnings before interest and taxes(a)......        5,968          41,027         6,593        53,588
SIX MONTHS ENDED:
June 30, 2000
  Operating revenues.........................     $226,471        $625,632       $57,438    $  909,541
  Earnings before interest and
     taxes(a),(b)............................       18,525         112,871        10,077       141,473
June 30, 1999
  Operating revenues.........................     $212,975        $757,804       $49,712    $1,020,491
  Earnings before interest and taxes(a)......        9,077          76,018        10,802        95,897

---------------

(a) EBIT is defined as income from operations excluding merger and acquisition related costs and asset impairments and unusual items.

(b) For operations classified as held-for-sale at the beginning of each quarter, the Company suspends depreciation on fixed assets. Had the Company not classified any operations as held-for-sale, depreciation expense would have been greater by $32.1 million and $83.1 million for the three and six months ended June 30, 2000, respectively. The suspension of depreciation related to the Company's WM International operations was $20.9 million and $58.3 million for the three and six months ended June 30, 2000, respectively.

                             WASTE MANAGEMENT, INC.

     In its condensed consolidated balance sheets, the Company has classified as current operations held-for-sale its WM International operations and certain domestic operations, which management believes will be divested prior to June 30, 2001. The Company has classified as non-current operations held-for-sale its surplus real estate portfolio.

                                              NORTH AMERICAN        WM         NON-SOLID
                                               SOLID WASTE     INTERNATIONAL     WASTE       TOTAL
                                              --------------   -------------   ---------   ----------
As of June 30, 2000:
Accounts receivable, net....................     $ 44,399       $  178,939     $ 15,102    $  238,440
Other current assets........................        7,847           99,075        3,512       110,434
Property and equipment and other non-current
  assets....................................      559,398        1,141,175       51,054     1,751,627
Current maturities of long-term debt........       (2,348)          (6,869)          --        (9,217)
Other current liabilities...................      (23,916)        (282,369)      (7,720)     (314,005)
Long-term debt, less current maturities.....      (50,577)         (12,928)          --       (63,505)
Other noncurrent liabilities................      (15,905)        (129,909)        (901)     (146,715)
Minority interest...........................           --          (57,016)      (5,700)      (62,716)
                                                 --------       ----------     --------    ----------
          Net operations held for sale......     $518,898       $  930,098     $ 55,347    $1,504,343
                                                 ========       ==========     ========    ==========
Current assets:
  Operations held for sale..................     $566,817       $1,419,189     $ 69,668    $2,055,674
Long-term assets:
  Operations held for sale (included in
     other assets)..........................       44,827               --           --        44,827
Current liabilities:
  Operations held for sale..................      (92,746)        (489,091)     (14,321)     (596,158)
                                                 --------       ----------     --------    ----------
          Net operations held for sale......     $518,898       $  930,098     $ 55,347    $1,504,343
                                                 ========       ==========     ========    ==========

                             WASTE MANAGEMENT, INC.

     At December 31, 1999, the Company classified as current operations held-for-sale its WM International operations and certain domestic operations. The Company classified as non-current operations held-for-sale certain NASW operations, which the Company had committed to sell to Allied, as well as the Company's surplus real estate portfolio.

                                            NORTH AMERICAN        WM         NON-SOLID
                                             SOLID WASTE     INTERNATIONAL     WASTE        TOTAL
                                            --------------   -------------   ---------   -----------
As of December 31, 1999:
Receivables, net..........................    $  36,506       $   364,552    $ 32,550    $   433,608
Other current assets......................       14,311           208,842      14,990        238,143
Property and equipment and other
  non-current assets......................      737,072         2,271,611     108,400      3,117,083
Current maturities of long-term debt......       (2,339)          (51,817)         --        (54,156)
Other current liabilities.................      (23,854)         (481,617)    (62,267)      (567,738)
Long-term debt, less current maturities...      (57,871)         (212,629)         --       (270,500)
Other noncurrent liabilities..............      (37,814)         (347,264)    (13,166)      (398,244)
Minority interest.........................           --          (117,676)     (3,705)      (121,381)
                                              ---------       -----------    --------    -----------
          Net operations held for sale....    $ 666,011       $ 1,634,002    $ 76,802    $ 2,376,815
                                              =========       ===========    ========    ===========
Current assets:
  Operations held for sale................    $ 534,557       $ 2,845,005    $155,940    $ 3,535,502
Long-term assets:
  Operations held for sale (included in
     other assets)........................      253,331                --          --        253,331
Current liabilities:
  Operations held for sale................     (118,079)       (1,211,003)    (79,138)    (1,408,220)
Long-term liabilities:
  Operations held for sale (included in
     other liabilities)...................       (3,798)               --          --         (3,798)
                                              ---------       -----------    --------    -----------
          Net operations held for sale....    $ 666,011       $ 1,634,002    $ 76,802    $ 2,376,815
                                              =========       ===========    ========    ===========

10. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for the Company in its first fiscal quarter of 2001. Management is currently assessing the impact that the adoption of these standards will have on the Company's consolidated financial statements.

                             WASTE MANAGEMENT, INC.

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     WM Holdings ("Guarantor"), a wholly-owned subsidiary of Waste Management, Inc. ("Parent"), has fully and unconditionally guaranteed all of the senior indebtedness of the Parent, as well as the Parent's 4% convertible subordinated notes due 2002. The Parent has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, as well as WM Holdings' 5.75% convertible subordinated debentures due 2005. However, none of the Company's nor WM Holdings' debt is guaranteed by any of the Parent's indirect subsidiaries or WM Holdings' subsidiaries ("Non-Guarantor"). Accordingly, the following unaudited condensed consolidating balance sheet as of June 30, 2000 and the condensed consolidated balance sheet as of December 31, 1999, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, along with the related unaudited statements of cash flows for the six months ended June 30, 2000 and 1999, have been provided below (in thousands).

                             WASTE MANAGEMENT, INC.

                          CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2000
                                  (UNAUDITED)

                                     ASSETS

                               PARENT      GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                             -----------   ----------   -------------   ------------   -------------
Current assets:
  Cash and cash
     equivalents..........   $    58,109   $   (2,715)   $    48,151    $         --    $   103,545
  Other current assets....            --       36,604      4,236,012              --      4,272,616
                             -----------   ----------    -----------    ------------    -----------
                                  58,109       33,889      4,284,163              --      4,376,161
Property and equipment,
  net.....................            --           --     10,123,759              --     10,123,759
Intercompany and
  investment in
  subsidiaries............    10,723,697    5,601,481    (11,663,093)     (4,662,085)            --
Other assets..............        11,195        8,727      6,136,724              --      6,156,646
                             -----------   ----------    -----------    ------------    -----------
          Total assets....   $10,793,001   $5,644,097    $ 8,881,553    $ (4,662,085)   $20,656,566
                             ===========   ==========    ===========    ============    ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
     long-term debt.......   $ 1,238,893   $  650,000    $   174,213    $         --    $ 2,063,106
  Accounts payable and
     other accrued
     liabilities..........        99,109      319,973      2,881,559              --      3,300,641
                             -----------   ----------    -----------    ------------    -----------
                               1,338,002      969,973      3,055,772              --      5,363,747
Long-term debt, less
  current maturities......     4,251,665    2,515,183      1,287,762              --      8,054,610
Other liabilities.........            --           --      2,498,938              --      2,498,938
                             -----------   ----------    -----------    ------------    -----------
          Total
            liabilities...     5,589,667    3,485,156      6,842,472              --     15,917,295
Minority interest in
  subsidiaries............            --           --          9,302              --          9,302
Stockholders' equity......     5,203,334    2,158,941      2,029,779      (4,662,085)     4,729,969
                             -----------   ----------    -----------    ------------    -----------
          Total
            liabilities
            and
            stockholders'
            equity........   $10,793,001   $5,644,097    $ 8,881,553    $ (4,662,085)   $20,656,566
                             ===========   ==========    ===========    ============    ===========

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
                                  ===========   ==========   ============    ===========     ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
     long-term debt.............  $ 2,271,899   $  250,000   $    576,843    $        --     $ 3,098,742
  Accounts payable and other
     accrued liabilities........      100,978      325,644      3,964,091             --       4,390,713
                                  -----------   ----------   ------------    -----------     -----------
                                    2,372,877      575,644      4,540,934             --       7,489,455
Long-term debt, less current
  maturities....................    3,953,932    3,507,853        937,561             --       8,399,346
Other liabilities...............           --           --      2,382,337             --       2,382,337
                                  -----------   ----------   ------------    -----------     -----------
          Total liabilities.....    6,326,809    4,083,497      7,860,832             --      18,271,138
Minority interest in
  subsidiaries..................           --           --          7,674             --           7,674
Stockholders' equity............    5,101,352    1,907,127      1,561,581     (4,167,448)      4,402,612
                                  -----------   ----------   ------------    -----------     -----------
          Total liabilities and
            stockholders'
            equity..............  $11,428,161   $5,990,624   $  9,430,087    $(4,167,448)    $22,681,424
                                  ===========   ==========   ============    ===========     ===========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

                                    PARENT     GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                   ---------   ---------   -------------   ------------   -------------
Operating revenues...............  $      --   $     --     $3,265,711      $      --      $3,265,711
Costs and expenses...............         --         --      2,972,725             --       2,972,725
                                   ---------   --------     ----------      ---------      ----------
Income from operations...........         --         --        292,986             --         292,986
                                   ---------   --------     ----------      ---------      ----------
Other income (expense):
  Interest income (expense),
     net.........................   (120,492)   (58,596)       (14,469)            --        (193,557)
  Equity in subsidiaries, net of
     taxes.......................     75,622    112,244             --       (187,866)             --
  Minority interest..............         --         --         (6,597)            --          (6,597)
  Other, net.....................         --         --         12,312             --          12,312
                                   ---------   --------     ----------      ---------      ----------
                                     (44,870)    53,648        284,232       (187,866)        105,144
Provision for (benefit from)
  income taxes...................    (45,185)   (21,974)       171,988             --         104,829
                                   ---------   --------     ----------      ---------      ----------
Net income.......................  $     315   $ 75,622     $  112,244      $(187,866)     $      315
                                   =========   ========     ==========      =========      ==========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

                                     PARENT    GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                    --------   ---------   -------------   ------------   -------------
Operating revenues................  $     --   $     --     $3,324,775      $      --      $3,324,775
Costs and expenses................        --         --      2,609,291             --       2,609,291
                                    --------   --------     ----------      ---------      ----------
Income from operations............        --         --        715,484             --         715,484
                                    --------   --------     ----------      ---------      ----------
Other income (expense):
  Interest income (expense),
     net..........................   (89,061)   (67,031)       (23,156)            --        (179,248)
  Equity in subsidiaries, net of
     taxes........................   373,925    415,819             --       (789,744)             --
  Minority interest...............        --         --         (6,547)            --          (6,547)
  Other, net......................        --         --         16,215             --          16,215
                                    --------   --------     ----------      ---------      ----------
                                     284,864    348,788        701,996       (789,744)        545,904
Provision for (benefit from)
  income taxes....................   (33,398)   (25,137)       286,177             --         227,642
                                    --------   --------     ----------      ---------      ----------
Net income........................  $318,262   $373,925     $  415,819      $(789,744)     $  318,262
                                    ========   ========     ==========      =========      ==========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

                                  PARENT     GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                 ---------   ---------   -------------   ------------   -------------
Operating revenues.............  $      --   $      --    $6,483,020     $        --     $6,483,020
Costs and expenses.............         --          --     5,865,099              --      5,865,099
                                 ---------   ---------    ----------     -----------     ----------
Income from operations.........         --          --       617,921              --        617,921
                                 ---------   ---------    ----------     -----------     ----------
Other income (expense):
  Interest income (expense),
     net.......................   (246,963)   (120,475)      (27,480)             --       (394,918)
  Equity in subsidiaries, net
     of taxes..................    209,670     284,967            --        (494,637)            --
  Minority interest............         --          --       (12,569)             --        (12,569)
  Other, net...................         --          --        14,563              --         14,563
                                 ---------   ---------    ----------     -----------     ----------
                                   (37,293)    164,492       592,435        (494,637)       224,997
Provision for (benefit from)
  income taxes.................    (92,611)    (45,178)      307,468              --        169,679
                                 ---------   ---------    ----------     -----------     ----------
Net income.....................  $  55,318   $ 209,670    $  284,967     $  (494,637)    $   55,318
                                 =========   =========    ==========     ===========     ==========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

                                  PARENT     GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                 ---------   ---------   -------------   ------------   -------------
Operating revenues.............  $      --   $      --    $6,395,410     $        --     $6,395,410
Costs and expenses.............         --          --     4,919,828              --      4,919,828
                                 ---------   ---------    ----------     -----------     ----------
Income from operations.........         --          --     1,475,582              --      1,475,582
                                 ---------   ---------    ----------     -----------     ----------
Other income (expense):
  Interest income (expense),
     net.......................   (174,144)   (139,194)      (39,249)             --       (352,587)
  Equity in subsidiaries, net
     of taxes..................    773,790     860,786            --      (1,634,576)            --
  Minority interest............         --          --       (13,009)             --        (13,009)
  Other, net...................         --          --        30,578              --         30,578
                                 ---------   ---------    ----------     -----------     ----------
                                   599,646     721,592     1,453,902      (1,634,576)     1,140,564
Provision for (benefit from)
  income taxes.................    (65,304)    (52,198)      593,116              --        475,614
                                 ---------   ---------    ----------     -----------     ----------
Net income.....................  $ 664,950   $ 773,790    $  860,786     $(1,634,576)    $  664,950
                                 =========   =========    ==========     ===========     ==========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

                                          PARENT     GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                         ---------   ---------   -------------   ------------   -------------
Cash flows from operating activities:
  Net income...........................  $  55,318   $ 209,670    $   284,967     $(494,637)     $    55,318
  Equity in earnings of subsidiaries,
    net of taxes.......................   (209,670)   (284,967)            --       494,637               --
  Other adjustments and charges........     30,542      (3,150)     1,019,686            --        1,047,078
                                         ---------   ---------    -----------     ---------      -----------
Net cash provided by (used in)
  operating activities.................   (123,810)    (78,447)     1,304,653            --        1,102,396
                                         ---------   ---------    -----------     ---------      -----------
Cash flows from investing activities:
  Short-term investments...............         --          --         53,733            --           53,733
  Acquisitions of businesses, net of
    cash acquired......................         --          --       (169,320)           --         (169,320)
  Capital expenditures.................         --          --       (563,882)           --         (563,882)
  Proceeds from sale of assets.........         --          --      1,082,931            --        1,082,931
  Other, net...........................         --          --        (17,939)           --          (17,939)
                                         ---------   ---------    -----------     ---------      -----------
Net cash provided by investing
  activities...........................         --          --        385,523            --          385,523
                                         ---------   ---------    -----------     ---------      -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt...............................     40,000          --         33,570            --           73,570
  Principal payments on long-term
    debt...............................   (776,899)   (593,710)      (265,960)           --       (1,636,569)
  Proceeds from exercise of common
    stock options and warrants.........      1,222          --             --            --            1,222
  (Increase) decrease in intercompany
    and investments, net...............    883,906     664,946     (1,548,852)           --               --
                                         ---------   ---------    -----------     ---------      -----------
Net cash provided by (used in)
  financing activities.................    148,229      71,236     (1,781,242)           --       (1,561,777)
                                         ---------   ---------    -----------     ---------      -----------
Effect of exchange rate changes on cash
  and cash equivalents.................         --          --         (3,954)           --           (3,954)
                                         ---------   ---------    -----------     ---------      -----------
Increase (decrease) in cash and cash
  equivalents..........................     24,419      (7,211)       (95,020)           --          (77,812)
Cash and cash equivalents at beginning
  of period............................     33,690       4,496        143,171            --          181,357
                                         ---------   ---------    -----------     ---------      -----------
Cash and cash equivalents at end of
  period...............................  $  58,109   $  (2,715)   $    48,151     $      --      $   103,545
                                         =========   =========    ===========     =========      ===========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

                                         PARENT      GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                       -----------   ---------   -------------   ------------   -------------
Cash flows from operating activities:
  Net income.........................  $   664,950   $ 773,790    $  860,786     $(1,634,576)    $   664,950
  Equity in earnings of subsidiaries,
    net of taxes.....................     (773,790)   (860,786)           --       1,634,576              --
  Other adjustments and changes......        5,761       7,768        73,836              --          87,365
                                       -----------   ---------    ----------     -----------     -----------
Net cash provided by (used in)
  operating activities...............     (103,079)    (79,228)      934,622              --         752,315
                                       -----------   ---------    ----------     -----------     -----------
Cash flows from investing activities:
  Short-term investments.............           --          --        (6,273)             --          (6,273)
  Acquisitions of businesses, net of
    cash acquired....................           --          --      (644,515)             --        (644,515)
  Capital expenditures...............           --          --      (614,085)             --        (614,085)
  Proceeds from sale of assets.......           --          --       546,694              --         546,694
  Other, net.........................           --          --        11,649              --          11,649
                                       -----------   ---------    ----------     -----------     -----------
Net cash used in investing
  activities.........................           --          --      (706,530)             --        (706,530)
                                       -----------   ---------    ----------     -----------     -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt.............................    1,806,510          --         8,137              --       1,814,647
  Principal payments on long-term
    debt.............................   (1,544,532)   (148,427)     (340,322)             --      (2,033,281)
  Proceeds from exercise of common
    stock options and warrants.......      165,110          --            --              --         165,110
  (Increase) decrease in amounts due
    to and from subsidiaries, net....     (333,896)    274,517        59,379              --              --
                                       -----------   ---------    ----------     -----------     -----------
  Net cash provided by (used in)
    financing activities.............       93,192     126,090      (272,806)             --         (53,524)
                                       -----------   ---------    ----------     -----------     -----------
  Effect of exchange rate changes on
    cash and cash equivalents........           --          --         1,865              --           1,865
                                       -----------   ---------    ----------     -----------     -----------
  Increase (decrease) in cash and
    cash equivalents.................       (9,887)     46,862       (42,849)             --          (5,874)
  Cash and cash equivalents at
    beginning of period..............       27,726     (48,578)      107,725              --          86,873
                                       -----------   ---------    ----------     -----------     -----------
  Cash and cash equivalents at end of
    period...........................  $    17,839   $  (1,716)   $   64,876     $        --     $    80,999
                                       ===========   =========    ==========     ===========     ===========

                             WASTE MANAGEMENT, INC.

12. SUBSEQUENT EVENTS

     Effective July 1, 2000, WM Holdings terminated the Waste Management Benefits Stock Trust (the "Trust"). In 1994, the Trust, which was created by WM Holdings, purchased, in exchange for a promissory note, all of the outstanding treasury shares of WM Holdings to fund various company benefit plans. Pursuant to the WM Holdings Merger, all of the shares held by the Trust were converted into shares of the Company's common stock. In accordance with the termination of the Trust, the shares previously owned by it have been returned to the Company as payment for the outstanding amount of the promissory note. The 7,892,612 shares returned to the Company will be classified as treasury shares.

     In July 2000, the Company announced that its wholly-owned subsidiary had signed and closed on an agreement to sell its waste services operations in Denmark, Slovakia and the Czech Republic to Marius Pedersen Holding A/S, a subsidiary of the Marius Pedersen Foundation, for approximately U.S. $120 million.

     On August 4, 2000, the Company announced that it completed the final transaction of previously announced sales of certain of its U.S. solid waste assets to Allied for aggregate proceeds of approximately $191 million. The sales, some of which occurred in the first and second quarters of 2000, included 14 hauling companies, four transfer stations and ten landfills.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion below and elsewhere in this Form 10-Q includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These include statements that describe anticipated revenues, capital expenditures and other financial items, statements that describe the Company's business plans and objectives, and statements that describe the expected impact of competition, government regulation, litigation and other factors on the Company's future financial condition and results of operations. The words "may," "could," "should," "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. Such risks and uncertainties, any one of which may cause actual results to differ materially from those described in the forward-looking statements, include or relate to, among other things:

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

  General

     Waste Management is one of the largest publicly-owned companies providing integrated waste management services in North America. The Company provides solid waste management services throughout the United States and Puerto Rico, as well as in Canada and Mexico, including collection, transfer, recycling and resource recovery services, and disposal services. In addition, the Company is a leading developer, operator and owner of waste-to-energy facilities in the United States. The Company has also engaged in hazardous waste management services throughout North America, as well as low-level and other radioactive waste services. However, certain of these operations have been divested prior to June 30, 2000 or are actively being marketed for sale pursuant to the Company's strategic plan.

     Internationally, the Company has operated throughout Europe, the Pacific Rim, South America and other select markets. Included in the Company's WM International operations is the collection and transportation of solid, hazardous and medical wastes and recyclable materials, and the treatment and disposal of recyclable materials. The Company also has operated solid and hazardous waste landfills, municipal and hazardous waste incinerators, water and waste water treatment facilities, hazardous waste treatment facilities, waste-fuel powered independent power facilities, and constructs treatment or disposal facilities for third parties internationally. However, as discussed above, the Company is in the process of divesting its international operations and as of June 30, 2000 has operations remaining only in the Pacific Rim, South America, Israel,

Denmark, Slovakia, the Czech Republic, Sweden and the United Kingdom. Additionally, agreements for the sales of certain of these operations have been reached subsequent to June 30, 2000. See Note 12 to the accompanying condensed consolidated financial statements.

     The Company's operating revenues from waste management operations consist primarily of fees charged for its collection and disposal services. Operating revenues for collection services include fees from residential, commercial, industrial, and municipal collection customers. A portion of these fees are billed in advance; a liability for future service is recorded upon receipt of payment and operating revenues are recognized as services are actually provided. Fees for residential and municipal collection services are normally based on the type and frequency of service. Fees for commercial and industrial services are normally based on the type and frequency of service and the volume of waste collected. The Company's operating revenues from its disposal operations consist primarily of disposal fees (known as tipping fees) charged to third parties and are normally billed monthly or semi-monthly. Tipping fees are based on the volume of waste being disposed of at the Company's disposal facilities. Fees are charged at transfer stations based on the volume of waste deposited, taking into account the Company's cost of loading, transporting, and disposing of the solid waste at a disposal site. Intercompany revenues between the Company's operations have been eliminated in the consolidated financial statements presented elsewhere herein.

     Operating expenses from waste management operations include direct and indirect labor and the related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, tipping fees paid to third party disposal facilities, and accruals for future landfill final closure and post-closure costs. Certain direct development expenditures are capitalized and amortized over the estimated useful life of a site as capacity is consumed, and include acquisition, engineering, upgrading, construction, capitalized interest and permitting costs. All indirect expenses, such as administrative salaries and general corporate overhead, are expensed in the period incurred. At times, the Company receives reimbursements from insurance carriers relating to past and future environmentally related remedial, defense and tort claim costs at a number of the Company's sites. Such recoveries are included in operating costs and expenses as an offset to environmental expenses.

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

     Additionally, to include airspace from an expansion effort, the expansion permit application must generally be expected to be submitted within one year, and the expansion permit must be expected to be received within two to five years. Exceptions to these criteria must be approved through a landfill specific approval process that includes an approval from the Company's Chief Financial Officer and prompt review by the Audit Committee of the Board of Directors. Such exceptions at 31 landfill locations at June 30, 2000 were generally due to permit application processes beyond the one-year limit, which in most cases were due to state-specific permitting procedures. Generally, the Company has been successful in obtaining landfill expansions pursued; however, there can be no assurance that the Company will be successful in obtaining landfill expansions in the future.

     As disposal volumes are affected by seasonality and competitive factors, airspace amortization varies from period to period due to changes in volumes of waste disposed at the Company's landfills. Airspace amortization is also affected by changes in engineering and cost estimates.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percentages for the various condensed consolidated statements of operations line items.

                                                      PERIOD TO PERIOD      PERIOD TO PERIOD
                                                       CHANGE FOR THE        CHANGE FOR THE
                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                       2000 AND 1999          2000 AND 1999
                                                     ------------------    -------------------
STATEMENT OF OPERATIONS:
Operating revenues.................................  $ (59,064)    (1.8)%  $  87,610       1.4%
                                                     ---------   ------    ---------   -------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization
     shown below)..................................    112,950      6.2      407,883      11.7
  General and administrative.......................    147,126     49.4      365,199      63.7
  Depreciation and amortization....................    (31,125)    (7.9)     (37,048)     (4.9)
  Merger and acquisition related costs.............    (62,211)  (100.0)     (79,695)   (100.0)
  Asset impairments and unusual items..............    196,694    995.9      288,932   1,462.9
                                                     ---------   ------    ---------   -------
                                                       363,434     13.9      945,271      19.2
                                                     ---------   ------    ---------   -------
Income from operations.............................   (422,498)   (59.1)    (857,661)    (58.1)
                                                     ---------   ------    ---------   -------
Other income (expense):
  Interest expense.................................    (14,687)    (7.9)     (48,739)    (13.5)
  Minority interest................................        (50)    (0.8)         440       3.4
  Interest and other income, net...................     (3,525)   (16.1)      (9,607)    (24.6)
                                                     ---------   ------    ---------   -------
Income before income taxes.........................   (440,760)   (80.7)    (915,567)    (80.3)
                                                     ---------   ------    ---------   -------
Provision for income taxes.........................   (122,813)   (53.9)    (305,935)    (64.3)
                                                     ---------   ------    ---------   -------
Net income.........................................  $(317,947)   (99.9)%  $(609,632)    (91.7)%
                                                     =========   ======    =========   =======

     The following table presents, for the periods indicated, the percentage relationship that the various condensed consolidated statements of operations line items bear to operating revenues:

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                        ------------------      ----------------
                                                         2000        1999       2000       1999
                                                        ------      ------      -----      -----
STATEMENT OF OPERATIONS:
Operating revenues....................................  100.0%      100.0%      100.0%     100.0%
                                                        -----       -----       -----      -----
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization
     shown below).....................................   59.7        55.2        60.2       54.7
  General and administrative..........................   13.6         9.0        14.5        9.0
  Depreciation and amortization.......................   11.1        11.8        11.0       11.7
  Merger and acquisition related costs................     --         1.9          --        1.2
  Asset impairments and unusual items.................    6.6         0.6         4.8        0.3
                                                        -----       -----       -----      -----
                                                         91.0        78.5        90.5       76.9
                                                        -----       -----       -----      -----
Income from operations................................    9.0        21.5         9.5       23.1
                                                        -----       -----       -----      -----
Other income (expense):
  Interest expense....................................   (6.1)       (5.6)       (6.3)      (5.7)
  Minority interest...................................   (0.2)       (0.2)       (0.2)      (0.2)
  Interest and other income, net......................    0.5         0.7         0.5        0.6
                                                        -----       -----       -----      -----
                                                         (5.8)       (5.1)       (6.0)      (5.3)
                                                        -----       -----       -----      -----
Income before income taxes............................    3.2        16.4         3.5       17.8
Provision for income taxes............................    3.2         6.8         2.6        7.4
                                                        -----       -----       -----      -----
Net income............................................     --%        9.6%        0.9%      10.4%
                                                        =====       =====       =====      =====

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

     The Company believes that the processes it used for the preparation of its first and second quarters of 2000 interim financial statements have improved. In addition, the Company has committed substantial resources to mitigate the previously identified control weaknesses. Management believes these efforts have enabled the Company to produce timely and reliable interim financial statements as of June 30, 2000 and for the three and six months then ended to allow its independent public accountants to complete their reviews of the interim financial information for those periods. Management believes that its processes have improved considerably and will continue to improve throughout 2000, allowing it to further reduce its reliance on the use of external resources as mitigating controls, although there can be no assurance that this will be the case.

     The Company's principal business is its NASW operations, which include all solid waste activities, such as collection, transfer operations, recycling and disposal. The NASW disposal operations encompass solid waste and hazardous waste landfills, as well as waste-to-energy facilities. In addition, the Company operates outside of North America in activities similar to its NASW operations through its WM International operations. As previously discussed, the Company's Board of Directors adopted a plan in 1999 to divest its WM International operations and as of June 30, 2000, had completed the divestiture of all international operations except those in the Pacific Rim, South America, Israel, Denmark, Slovakia, the Czech Republic, Sweden and the United Kingdom. Additionally, the Company performs certain non-solid waste services, primarily in North America, such as low-level and other radioactive waste management, and operates waste-fuel powered independent power facilities. The Company announced on June 9, 2000 that, in accordance with its strategic plan, one of its subsidiaries completed the sale of substantially all of its low-level and other radioactive waste service operations. Through June 30, 1999, the Company's non-solid waste services also included non-land disposal hazardous waste operations and on-site industrial cleaning services located in North America. However, on June 30, 1999, the Company sold a 51% interest in these operations to Vivendi S.A. ("Vivendi"). The Company's retained interest of 49% is being accounted for using the equity method of accounting.

  Operating Revenues

     For the three months ended June 30, 2000, the Company's operating revenues decreased $59.1 million or 1.8% and for the six months ended June 30, 2000, increased $87.6 million or 1.4% as compared to the respective corresponding 1999 periods. The following table presents the operating revenues by reportable segment for the respective quarters (dollars in millions):

                             THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                         -----------------------------------   -----------------------------------
                               2000               1999               2000               1999
                         ----------------   ----------------   ----------------   ----------------
NASW...................  $2,911.7    89.1%  $2,686.9    80.8%  $5,621.6    86.7%  $5,198.2    81.3%
WM International.......     224.2     6.9      386.7    11.6      625.7     9.7      757.8    11.8
Non-solid waste........     129.8     4.0      251.2     7.6      235.7     3.6      439.4     6.9
                         --------   -----   --------   -----   --------   -----   --------   -----
  Operating revenues...  $3,265.7   100.0%  $3,324.8   100.0%  $6,483.0   100.0%  $6,395.4   100.0%
                         ========   =====   ========   =====   ========   =====   ========   =====

     The decrease in the Company's operating revenues for the three months ended June 30, 2000 as compared to the 1999 period is primarily due to decreases in operating revenues from its WM International and non-solid waste operations as a result of divestitures pursuant to the Company's strategic plan. The increase in the Company's operating revenues for the six months ended June 30, 2000 as compared to the 1999 period is primarily due to NASW operations, but was also offset in part as a result of divestiture activity. The following table presents the Company's mix of operating revenues from NASW for the respective periods (dollars in millions):

                             THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                         -----------------------------------   -----------------------------------
                               2000               1999               2000               1999
                         ----------------   ----------------   ----------------   ----------------
NASW:
  Collection...........  $1,963.8    56.9%  $1,895.6    59.1%  $3,825.4    57.6%  $3,684.9    59.8%
  Disposal.............     870.5    25.2      841.6    26.3    1,674.3    25.2    1,600.2    26.0
  Transfer.............     370.4    10.7      314.8     9.8      692.8    10.4      580.4     9.4
  Recycling and
     other.............     248.0     7.2      153.4     4.8      452.5     6.8      296.4     4.8
                         --------   -----   --------   -----   --------   -----   --------   -----
                          3,452.7   100.0%   3,205.4   100.0%   6,645.0   100.0%   6,161.9   100.0%
                                    =====              =====              =====              =====
Intercompany...........    (541.0)            (518.5)          (1,023.4)            (963.7)
                         --------           --------           --------           --------
  Operating revenues...  $2,911.7           $2,686.9           $5,621.6           $5,198.2
                         ========           ========           ========           ========

     The increase in operating revenues for the three and six months ended June 30, 2000 for NASW as compared to the prior year periods is primarily attributable to internal growth of comparable operations. The increase in operating revenues due to internal growth of NASW operations was $153.2 million and $287.6 million, or 5.7% and 5.6% for the three and six months ended June 30, 2000. Internal growth for the three and six months ended June 30, 2000 was comprised of 1.7% and 1.6% for pricing increases and 4.0% and 4.0% for volume increases. The improvements in pricing were favorably impacted by the improvements in the commodities markets for recyclable materials as well as a fuel surcharge that was implemented in certain operations during March 2000. Excluding the impact of price increases in the commodity markets for recyclable materials, and the fuel surcharge implemented by the Company, the Company experienced a negative base price change of 0.9% in the three months ended June 30, 2000, as compared to the prior year period. The negative base price change in the second quarter of 2000 was due in part to the fact that the Company implemented large price increases in the second quarter of 1999 that were effectively reduced in the second half of 1999 to their previous levels. Additionally, the Company's NASW operating revenues increased $96.4 million and $176.1 million for the three and six months ended June 30, 2000, respectively, due to acquisitions primarily of collection operations. Offsetting the increase in operating revenues was a decline in operating revenues of $24.8 million and $43.3 for the three and six months ended June 30, 2000, associated with divestitures of NASW businesses.

     The operating revenues from the Company's WM International operations decreased $162.5 million, or 42.0%, and $132.1 million, or 17.4%, for the three and six months ended June 30, 2000, as compared to the prior year. This decrease in operating revenues is principally due to divestitures of certain WM International operations with operating revenues of approximately $172.2 million and $173.3 million for the three and six months ended June 30, 2000, respectively. Operating revenues from the Company's WM International operations were also negatively impacted by fluctuations in foreign currency of $17.0 million and $54.3 million for the three and six months ended June 30, 2000, respectively, as compared to the prior year periods. Offsetting these decreases in operating revenues in the Company's WM International operations was internal growth of comparable operations of 4.4% and 2.2% for the three and six months ended June 30, 2000, respectively.

     Operating revenues for non-solid waste services decreased for the three and six months ended June 30, 2000 as compared to the prior year period due to the June 1999 sale of a 51% interest in certain non-solid waste operations to Vivendi, as previously discussed herein. This decrease was partially offset by the increase in operating revenues associated with a geosynthetic manufacturing and installation service company acquired July 1999. The Company expects decreasing operating revenues from its non-solid waste operations in future periods as the Company has sold or has entered into agreements for the sale of its non-solid waste operations pursuant to its strategic plan. Exclusive of acquisitions and divestitures, the Company's non-solid waste operating revenues for the three and six months ended June 30, 2000 are substantially consistent with the corresponding prior year periods.

  Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

     Operating costs and expenses increased $113.0 million or 6.2% and $407.9 million or 11.7% for the three and six months ended June 30, 2000, as compared to the prior year periods. As a percentage of operating revenues, operating costs and expenses were 59.7% and 60.2% and 55.2% and 54.7% for the three and six months ended June 30, 2000 and 1999, respectively. The Company realized certain short-term cost reductions through the first half of 1999 from its integration plan that was adopted in connection with the Company's merger with Waste Management Holdings, Inc. ("WM Holdings") which was completed in July 1998 (the "WM Holdings Merger"). The integration plan included significant employee headcount reductions (particularly supervisory operating personnel), the elimination of excess operating capacity through the sale or abandonment of certain assets and operations, and the reconfiguration of operations within certain domestic markets in which the Company operates. However, due to the breadth and comprehensive nature of the changes the Company attempted to implement in 1999, the Company was unable to sustain the effectiveness of its integration plan. As a result, operating costs and expenses increased significantly as a percentage of revenues in the second half of 1999 and in 2000 because the short-term cost reductions experienced in the first half of 1999 were not sustained in these subsequent periods.

     As part of its ongoing operations, the Company reviews its reserve requirements for remediation and other environmental matters based on an analysis of, among other things, the regulatory context surrounding landfills, site-specific environmental issues and remaining airspace capacity in light of changes in operational efficiencies. Accordingly, revisions to remediation reserve requirements may result in upward or downward adjustments to income from operations in any given period. Adjustments for final closure and post-closure estimates are accounted for prospectively over the remaining capacity of the operating landfill. The impact of revisions to remedial, environmental and other similar liabilities resulted in a reduction of operating costs and expenses as a percentage of revenues of 1.7% and 1.0% for the three and six months ended June 30, 1999. There were no such adjustments in the first six months of 2000.

  General and Administrative

     General and administrative expenses increased $147.1 million or 49.4% and $365.2 million or 63.7% for the three and six months ended June 30, 2000 as compared to the prior year periods. As a percentage of operating revenues, the Company's general and administrative expenses were 13.6% and 14.5% and 9.0% and 9.0% for the three and six months ended June 30, 2000 and 1999, respectively. As discussed above, the Company believes it experienced short-term cost reductions related to the elimination of duplicate corporate administrative functions from the WM Holdings Merger through the second quarter of 1999. Such cost reductions were substantially offset in the second half of 1999 and the first half of 2000 by the effect of difficulties encountered by the Company in integrating the operations of WM Holdings, including increased administrative costs in field operations attributable to increased costs to perform billing, collections and other administrative functions. Additionally, the Company experienced significant cost increases in its corporate administrative functions for items such as additional personnel and professional accounting and consulting services in the first half of 2000 that became necessary as a result of the ineffectiveness of the WM Holdings Merger integration plan.

  Depreciation and Amortization

     Depreciation and amortization expense decreased $31.1 million or 7.9% and $37.0 million or 4.9% for the three and six months ended June 30, 2000 as compared to prior year periods. As a percentage of operating revenues, depreciation and amortization expense was 11.1% and 11.0% and 11.8% and 11.7% for the three and six months ended June 30, 2000 and 1999, respectively. The decrease in depreciation and amortization expense as a percentage of operating revenues is primarily due to the suspension of depreciation on fixed assets related to certain operations which were held-for-sale as of December 31, 1999. The depreciation suspension for the three and six months ended June 30, 2000 for these held-for-sale operations was $32.1 million and $83.1 million, or 1.0% and 1.3% of operating revenues, respectively. As compared to the prior year periods, depreciation and amortization expense for the three and six months ended June 30, 2000 was also reduced by divestitures of operations during the second quarter of 2000 pursuant to its strategic plan. However, these decreases in depreciation and amortization expense were offset partially by increased landfill airspace amortization in the three and six months ended June 30, 2000 from an increase in disposal volumes at its landfills. Additionally, the Company experienced higher airspace amortization rates in the current year periods, as compared to the prior year periods, due to the more stringent set of criteria for evaluating the probability of obtaining an expansion to landfill airspace, as discussed above, which was effective as of the third quarter of 1999.

  Merger and Acquisition Related Costs, Asset Impairments and Unusual Items

     The Company is in the process of settling its obligations under the Company's qualified defined benefit plan (the "Plan"). The Plan was terminated as of October 31, 1999 in connection with the WM Holdings Merger. Termination benefits that were paid to certain plan participants in the first half of 2000 from the trust fund assets of the Plan as well as other customary Plan period costs resulted in a non-cash charge to asset impairments and unusual items of approximately $13.8 million and $92.4 million for the three and six months ended June 30, 2000.

     Additionally, the Company recorded a charge to asset impairments and unusual items of approximately $125.1 million and $114.0 million for the three and six months ended June 30, 2000 related to net gains and losses on operations divested during the respective periods. Furthermore, the Company recorded charges of approximately $77.6 million and $102.4 million for the three and six months ended June 30, 2000, respectively, for operations held-for-sale that have a carrying value greater than management's best current estimate of anticipated proceeds. The Company monitors operations held-for-sale on an ongoing basis to identify potential further impairments as they arise.

     In connection with merger transactions that the Company completed in 1998, the Company incurred $62.2 million and $79.7 million for the three and six months ended June 30, 1999. Such costs included transitional wages and other reorganizational costs. Offsetting these costs was a cumulative adjustment of $15.6 million primarily to conform accounting methods of the Company's ash monofil landfills to that of its solid waste landfills.

  Income from Operations

     Income from operations was $293.0 million and $617.9 million for the three and six months ended June 30, 2000, respectively, as compared to $715.5 million and $1.5 billion for the corresponding periods of 1999.

  Other Income and Expenses

     Other income and expenses consists of interest expense, interest income, other income and minority interest. The most significant of these is interest expense. The increase in interest expense is primarily due to the decline in the Company's public credit ratings during the last six months of 1999, as well as a general market increase in interest rates since the second quarter of 1999. Furthermore, the Company has experienced a decrease in the amount of interest it has capitalized from $11.3 million and $23.3 million in the three and six months ended June 30, 1999, to $5.3 million and $9.3 million during three and six months ended June 30, 2000.

  Provision for Income Taxes

     The Company recorded a provision for income taxes of $104.8 million and $169.7 million for the three and six months ended June 30, 2000, respectively, and $227.6 million and $475.6 million for the corresponding periods of 1999. The difference between the federal income taxes at the federal statutory rate and the provision for income taxes for the three and six months ended June 30, 2000 is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, non-deductible held-for-sale impairment charges associated with certain foreign businesses, and non-deductible losses on the divestiture of foreign assets that closed during the respective periods. Excluding non-deductible held-for-sale impairment charges associated with certain foreign businesses, and non-deductible losses on the divestiture of foreign assets that closed during the respective periods, the Company recorded a tax provision of 41.7% of pre-tax income for the three and six months ended June 30, 2000.

  Net Income

     For the three and six months ended June 30, 2000, net income was $0.3 million and $55.3 million, respectively, as compared to $318.3 million and $665.0 million for the respective prior periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements primarily stem from (i) its working capital needs for its ongoing operations, (ii) capital expenditures for construction and expansion of its landfill sites, as well as new trucks and equipment for its collection operations, (iii) refurbishments and improvements at its waste-to-energy facilities and (iv) business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds. Historically, the Company has also obtained financing from various financing sources available to the Company at the time, including the incurrence of debt and the issuance of its common stock. In August 1999, the Company announced a strategic plan that included the sale of certain assets included in its WM International operations, its non-core assets and up to 10% of its NASW operations. The proceeds from these dispositions, which are primarily expected to be realized through 2000, will be utilized for debt repayment, repurchase of shares and selected tuck-in acquisitions. Although the Company has unused and available credit capacity under its domestic bank facilities of $1.6 billion at June 30, 2000, the Company expects reductions in bank line availability as debt levels are decreased in connection with the strategic plan. In connection with its strategic plan, the Company's acquisition activity has decreased as compared to prior years and the divestiture activity has increased. Therefore, the Company's level of capital expenditures is expected to decline along with its needs for large amounts of credit capacity.

     In December 1999, the Company received unanimous approval for amendments to its syndicated loan facility (the "Syndicated Facility"), senior revolving credit facility (the "Credit Facility"), and Eurocurrency bank credit facilities. The approvals provided permanent amendments to the waivers previously granted to the

Company related to its operating results for the third quarter of 1999. Additionally, the amended terms and conditions of the facilities contain the necessary provisions for the Company to proceed with divestitures pursuant to its strategic plan. Through July 20, 2000, the Company has sold or announced agreements for sales of assets pursuant to its strategic plan from its WM International, non-solid waste and NASW operations with proceeds totaling approximately $2.0 billion.

     The Company obtained amendments to the Syndicated Facility and Credit Facility agreements for the quarter ended March 31, 2000. On July 10, 2000, the Company renewed its Syndicated Facility in the amount of $2 billion for an additional one-year period and renewed its Credit Facility in the amount of $1.7 billion with a maturity date of August 7, 2002. Certain financial covenants to the Syndicated Facility and the Credit Facility were also amended. Terms and conditions contained in the new and amended agreements are substantially the same as prior agreements.

     Under the terms of the Syndicated Facility and Credit Facility, the Company is obligated to repay its indebtedness under such facilities with the cash proceeds to be received from the divestitures of its WM International, domestic non-core assets and up to 10% of its NASW operations. Specifically, the Company is required to utilize the first $1.5 billion of net proceeds from divestitures to repay indebtedness and 50% of the net proceeds greater than $1.5 billion but less than $2.5 billion to repay the indebtedness, subject to certain requirements to repay the Company's Eurocurrency facilities with proceeds from WM International divestitures. All net proceeds from the divestiture of the Company's WM International operations were required to first be used to repay indebtedness under the Company's Eurocurrency facilities, all of which indebtedness has been repaid.

     As of June 30, 2000, the Company had a working capital deficit of $987.6 million (a ratio of current assets to current liabilities of 0.82:1) and a cash balance of $103.5 million, which compares to a working capital deficit of $1.3 billion (a ratio of current assets to current liabilities of 0.83:1) and a cash balance of $181.4 million at December 31, 1999. For the six months ended June 30, 2000, cash used to acquire businesses of $169.3 million, capital expenditures of $563.9 million and net debt reductions of approximately $1.6 billion were primarily financed with cash flows from operating activities of $1.1 billion and proceeds from the sale of assets of $1.1 billion. Favorably impacting cash flows from operations for the six months ended June 30, 2000 was a tax refund of approximately $200 million and improvements in the Company's accounts receivable average days sales outstanding. For the six months ended June 30, 1999, cash used to acquire businesses of $644.5 million, capital expenditures of $614.1 million and net debt reductions of approximately $218.6 million were primarily financed with cash flows from operating activities of $752.3 million and proceeds from the sale of assets of $546.7 million.

     From December 15, 1999 through March 16, 2000, the Company repurchased $429.0 million of its 5.75% convertible subordinated notes due 2005 with funds available from internally generated cash flows and its domestic credit facilities. It is the Company's intention to refinance approximately $250 million of outstanding short-term borrowings through the use of existing committed long-term bank credit agreements in the event that alternative long-term refinancing is not arranged. Accordingly, these borrowings have been classified as long-term at June 30, 2000.

     The Company expects to settle its remaining obligations in conjunction with the termination of the Plan during the third quarter of 2000 at which time the Company expects to make payments of approximately $185 million to the Plan's trust.

     As a result of financial difficulties experienced during the second quarter of 2000 by one of the Company's surety bond providers, it became necessary for the Company to obtain replacement bonding for this surety's financial assurance bonds. Arrangements for replacement financial assurance have been substantially completed and the Company has available sufficient surety capacity to meet its ongoing operating requirements.

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

DIVESTITURES

     In April 2000, the Company announced that its wholly-owned subsidiaries had completed the previously announced transactions regarding the sales of waste services operations in the Netherlands and Finland, and the majority interest in Waste Management New Zealand Limited. During May and June 2000, the Company announced that its wholly-owned subsidiaries had completed previously announced transactions to sell waste services operations in Italy, Australia and Germany, as well as substantially all of its nuclear waste services operations in the United States. In May 2000, one of the Company's wholly-owned subsidiaries sold its waste services operations in Thailand to Modern Asia Environmental Ltd. In June 2000, the Company also announced that one of its wholly-owned subsidiaries had reached an agreement to sell its waste services operations in the United Kingdom to Severn Trent Plc for approximately U.S. $570 million. The sale, which is subject to the approval of regulatory authorities and other customary conditions, is expected to be completed in the third quarter of 2000. In July 2000, the Company announced that a wholly-owned subsidiary had signed and closed on an agreement to sell its waste services operations in Denmark, Slovakia and the Czech Republic to Marius Pedersen Holding A/S, a subsidiary of the Marius Pedersen Foundation, for approximately U.S. $120 million. On August 4, 2000, the Company announced that it completed the final transaction of previously announced sales of certain of its U.S. solid waste assets to Allied for aggregate proceeds of approximately $191 million. The sales, some of which occurred in the first and second quarters of 2000, included 14 hauling companies, four transfer stations and ten landfills.

RECENT DEVELOPMENTS

     On June 21, 2000, the Company announced that it agreed to a settlement with the United States Securities and Exchange Commission (the "SEC") related to the Company's disclosures of information about expected earnings and revenues for the second quarter of 1999. In the settlement, the Company consented, without admitting or denying the SEC findings, to the SEC's entry of an administrative order that it cease and desist from committing or causing violations of certain of the antifraud, books and records, and internal controls provisions of the federal securities laws. Specifically, the SEC's Order found that, at least by June 9, 1999, the Company was aware of sufficient adverse information about its second quarter performance to make its continued support of public forecasts unreasonable. On July 6, 1999, the Company announced that both its second quarter revenues and earnings per share would be lower than previously anticipated. The SEC order assessed no monetary penalty or fine against the Company. As previously disclosed, the Company cooperated fully with the SEC in its inquiry.

     Effective July 1, 2000, WM Holdings terminated the Waste Management Benefits Stock Trust (the "Trust"). In 1994, the Trust, which was created by WM Holdings, purchased, in exchange for a promissory note, all of the outstanding treasury shares of WM Holdings to fund various company benefit plans. Pursuant to the WM Holdings Merger, all of the shares held by the Trust were converted into shares of the Company's common stock. In accordance with the termination of the Trust, the shares previously owned by it have been returned to the Company as payment for the outstanding amount of the promissory note. The 7,892,612 shares returned to the Company will be classified as treasury shares.

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

NEW ACCOUNTING PRONOUNCEMENT

     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities was issued in 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives used for hedging purposes. SFAS No. 133 requires that entities recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for the Company in its first fiscal quarter of 2001. Management is currently assessing the impact that the adoption of these standards will have on the Company's financial statements.

                                    PART II.

ITEM 1. LEGAL PROCEEDINGS.

     In February 1998, WM Holdings announced a restatement of prior-period earnings for 1991 and earlier, as well as for 1992 through 1996 and the first three quarters of 1997. Many actions were brought or claims made against WM Holdings as a result of this restatement, as set forth in earlier quarterly and year-end reports made by the Company. The Company has resolved many of these actions and claims, as discussed in earlier filings. In July 2000, the Company resolved an action alleging breach of warranty and fraud, among other things, arising out of a transaction worth in excess of $11 million at its closing in 1995.

     The following actions with respect to WM Holdings, however, are still outstanding.

     In July 1998, a business owner who received WM Holdings common stock in the sale of his business to WM Holdings brought a purported class action against that company alleging breach of warranty. In October 1999, the court certified a class consisting of all sellers of business assets to WM Holdings between January 1, 1990, and February 24, 1998, whose purchase agreements with WM Holdings contained express warranties regarding the accuracy of WM Holdings' financial statements. In March 2000, the court of appeals upheld this certification order. Also in March 2000, the trial court granted summary judgment on the claim of breach of warranty against WM Holdings and in favor of all members of the class except for a discrete group of plaintiffs whose claims may have expired under applicable statutes of limitations. The class, as currently constituted, consists of twenty-six transactions involving shares worth, in aggregate, approximately $132 million as valued at the time of the respective deals. The extent of damages in this class action has not yet been determined.

     In March 2000, a group of companies that sold their assets to WM Holdings in exchange for common stock then valued at over $200 million pursuant to an asset purchase agreement (and who otherwise would have been included in the above class, as currently defined), brought a separate action against the Company for breach of contract and fraud, among other things. The Company and this seller group currently are litigating the question of whether their dispute should be submitted to arbitration for resolution. The extent of damages in the underlying action has not yet been determined.

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

     A consolidated derivative action has also been filed in Delaware Chancery Court, nominally on behalf of the Company, against certain former officers and directors of WM Holdings and certain directors of the Company. The derivative plaintiffs seek, among other things, those monies paid by the Company to resolve those claims arising out of WM Holdings' restatement of earnings in February 1998 as well as a declaration that the Company does not have to pay retirement benefits to certain former officers of WM Holdings.

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

     In March and April 1999, two former officers of WM Holdings sued the Company for retirement and other benefits. Additionally, a third former officer brought a similar action, which was subsequently dismissed without prejudice in March 2000. The Company is engaged in discussions to settle the disputes between it and each of these former officers.

     In addition to the actions with respect to WM Holdings, the following actions with respect to the Company or its other subsidiaries are pending.

     On July 6, 1999, the Company announced that it had lowered its expected earnings per share for the three months ended June 30, 1999. On July 29, 1999, the Company announced a further reduction in its expected earnings for that period. On August 3, 1999, the Company announced a further reduction in its expected earnings for that period and that its reported operating income for the three months ended March 31, 1999 may have included certain unusual pretax income items. More than 30 lawsuits that purport to be based on one or more of these announcements were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of Texas. These actions have been consolidated into a single action. On September 7, 1999, a lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Eastern District of Texas. Pursuant to a joint motion this case was transferred to the United States District Court for the Southern District of Texas, to be consolidated with the consolidated action pending there. On May 8, 2000, the United States District Court for the Southern District of Texas entered an order appointing the Connecticut Retirement Plan and Trust Funds as lead plaintiff in the consolidated cases and appointing the law firm of Goodkind Labaton Rudoff & Suchrow LLP as lead plaintiff's counsel.

     The lead plaintiff filed its Amended Consolidated Class Action Complaint (the "Complaint") on July 14, 2000. The Complaint pleads claims on behalf of a putative class consisting of all purchasers of Company securities (including common stock, debentures and call options), and all sellers of put options, from June 11, 1998 through November 9, 1999. The Complaint also pleads additional claims on behalf of two putative subclasses: (i) the "Merger Subclass," consisting of all persons who exchanged WM Holdings shares for the Company's stock when WM Holdings and the Company merged, and (ii) the "Eastern Merger Subclass," consisting of all persons who exchanged Eastern Environmental Services, Inc. ("Eastern") stock for the Company's stock when Eastern and the Company merged on December 31, 1998 (the "Eastern Merger"). Among other things, the plaintiffs allege that the Company and certain of its officers and directors
(i) made misrepresentations in the registration statement and prospectus filed with the SEC in connection with the WM Holdings Merger, (ii) made knowingly false earnings projections for the three months ended June 30, 1999 and (iii) failed to adequately disclose facts relating to its earnings projections that the plaintiffs allege would have been material to purchasers of the Company's common stock and (iv) made separate and distinct misrepresentations about the Company's operations and finances on and after July 29, 1999, culminating in the Company's taking a pre-tax charge of $1.76 billion in the third quarter of 1999. The plaintiffs also claim that certain of the Company's current and former officers and directors sold common stock between March 31, 1999 and July 6, 1999 at prices allegedly known to be inflated by the alleged material misstatements and omissions. The plaintiffs in these actions seek damages with interest, costs and such other relief as the court deems proper. The case is at an early stage and the extent of possible damages, if any, cannot yet be determined.

     On June 29, 2000, a putative class action was filed against the Company in Delaware state court by a class of former shareholders of Eastern who exchanged their Eastern shares for the Company's shares in the Eastern Merger. The plaintiffs allege that the Company stock they received in exchange for their Eastern shares was overvalued for the reasons alleged in the consolidated class actions in Texas. The claims and putative class members in this case fall within the scope of the consolidated class actions in Texas. The case is at an early stage, and the extent of possible damages, if any, cannot yet be determined.

     The Company has been sued in several lawsuits, and two arbitration actions initiated, by individuals who received common stock in the sales of their businesses to the Company or to a company later acquired by the Company. The first of these actions, filed in state court in Oregon in November 1999, was resolved in June 2000. The two arbitrations that have been initiated both relate to the sale of businesses to Eastern. For reasons similar to those alleged in the class actions described above, or for reasons related to their acquisition by Eastern, these individuals allege that the stock they received was overvalued. Two other lawsuits were filed in June 2000, one in state court in California and another in state court in Virginia, both also relating to the sales of businesses to the Company. With the exception of the Oregon case and one of the arbitration cases, which have been resolved, all of these matters are in an early stage and the extent of possible damages, if any, cannot yet be determined.

     In addition, three of the Company's shareholders have filed purported derivative lawsuits against certain current and former officers and directors of the Company in connection with the events surrounding the Company's second quarter 1999 earnings projections and July 6, 1999 earnings announcement. Two of these lawsuits were filed in the Delaware Court of Chancery on July 16, 1999 and August 18, 1999, respectively, and one was filed in the United States District Court for the Southern District of Texas on July 27, 1999. The Delaware cases have been consolidated and the plaintiffs have filed an amended consolidated complaint. The amended complaint alleges claims relating to the Company's 1999 annual and quarterly earnings, sales of Company stock by certain of the Company's current and former officers and directors, and alleged self-dealing by certain of the Company's current and former officers. The plaintiffs in these actions purport to allege derivative claims on behalf of the Company against these individuals for alleged breaches of fiduciary duty resulting from their alleged common stock sales during the three months ended June 30, 1999 and/or their oversight of the Company's affairs. The lawsuits name Waste Management, Inc. as a nominal defendant and seek compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the respective courts deem proper. The defendants have not yet been required to respond to the complaints.

     Beginning at year end 1999 the Company became involved in a series of disputes with Louis D. Paolino, former President and Chief Executive Officer of Eastern, and others in connection with the Eastern Merger. The Company alleged, among other things, that the defendants usurped Eastern corporate opportunities for personal gain and otherwise mismanaged certain affairs of Eastern. Mr. Paolino and others alleged that the Company and unnamed others committed security fraud alleging that the stock they were issued in connection with the Eastern Merger was over-valued because the Company failed to disclose that it was having problems integrating the operations of WM Holdings and the Company after the WM Holdings Merger. The parties to these suits have withdrawn their respective complaints and are engaging in discussions to resolve these issues.

     Several related shareholders have filed a lawsuit in state court in Texas against the Company and three of its former officers. The petition alleges that the plaintiffs are substantial shareholders of the Company's common stock who intended to sell their stock in 1999, but that the individual defendants made false and misleading statements regarding the Company's prospects that induced the plaintiffs to retain their stock. Plaintiffs assert that the value of their retained stock declined dramatically. Plaintiffs asserted claims for fraud, negligent misrepresentation, and conspiracy. The case is in an early stage and the extent of damages, if any, cannot yet be determined.

     In addition, the SEC notified the Company of an informal inquiry into the period ended June 30, 1999, as well as certain sales of the Company's common stock that preceded the Company's July 6, 1999 earnings announcement. On June 21, 2000 the Company consented, without admitting or denying the findings, to the SEC's entry of an administrative Cease and Desist Order, finding that the Company had violated certain of the antifraud, books and records, and internal control provisions of the federal securities laws in connection with the July 6, 1999 announcement. The Order did not impose any fines or monetary penalties. The SEC noted in the Order that its inquiry was ongoing as to other parties.

     The New York Stock Exchange has notified the Company that its Market Trading Analysis Department is reviewing transactions in the common stock of the Company prior to the July 6, 1999 earnings forecast announcement.

     The Company is conducting a thorough investigation of each of the allegations that have been made in connection with the Company's second quarter 1999 earnings communications and other matters alleged in the various complaints. As part of this investigation, the Company's Board of Directors authorized its Special Committee I to conduct a full investigation and evaluation of all matters relating to: (i) the reporting of the Company's first and second quarter 1999 operating results; (ii) the sales of the Company's stock by certain current and former corporate officials; and (iii) the allegations made in pending litigation respecting these matters and to report its findings and recommendations to those members of the Board of Directors it finds are sufficiently disinterested to act upon its findings and recommendations. Roderick M. Hills, a former chairman of the SEC and the former chairman of the Company's Audit Committee, served as Chairman of the Special Committees I until he retired from the Board of Directors in May 2000 in accordance with the retirement provisions contained in the Company's Corporate Governance Guidelines. John C. Pope, current Chairman of the Company's Audit Committee, has succeeded Mr. Hills as Chairman of the Special Committee I.

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

     On July 16, 1999, a lawsuit was filed against the Company in the Circuit Court for Sumter County in the State of Alabama. The plaintiff in the lawsuit purported to allege on behalf of a class of similarly situated persons that the Company has deprived the class of lump sum payments of pension plan benefits allegedly promised to be paid in connection with termination of the Plan. On behalf of the purported class, the plaintiff sought compensatory and punitive damages, costs, restitution with interest, and such relief as the Court deemed proper. On July 29, 1999, the Company announced that it had determined to proceed with the termination of the Plan, liquidating the Plan's assets and settling its obligations to participants. The plaintiff voluntarily dismissed her case on September 13, 1999. However, that same day, attorneys filed a lawsuit on behalf of a putative class of plan participants against the Company, the Waste Management, Inc. Pension Plan, and various individual defendants, alleging violations of the Employee Retirement Income Security Act of 1974 ("ERISA") with respect to the termination of the Plan. Since the initial filing of the case, the plaintiffs have voluntarily dismissed certain counts and the Company has filed a Motion to Dismiss with respect to the remaining claims.

     The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the foreign, federal, state, and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved related to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2000, there were five proceedings involving Company subsidiaries where the sanctions involved could potentially exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

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

     In June 1999, the Company was notified that the EPA is conducting a civil investigation of alleged chlorofluorocarbons ("CFC") disposal violations by Waste Management of Massachusetts, Inc. ("WMMA"), one of the Company's wholly-owned subsidiaries, to determine whether further enforcement measures are warranted. The activities giving rise to the allegations of CFC disposal violations appear to have occurred prior to July 30, 1998. On July 29, 1998, the EPA inspected WMMA's operations, notified the Company of the alleged violations and issued an Administrative Order in January 1999 requiring WMMA to comply with the CFC regulations. WMMA is cooperating with the investigation and the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements.

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

     As of June 30, 2000, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 85 locations listed on the NPL. Of the 85 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially developed by others as land disposal facilities. At each of the 17 owned facilities, the Company is working in conjunction with the government to characterize or remediate identified site problems. In addition, at these 17 facilities, the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 68 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well-defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain. Any of these matters could have a material adverse effect on the Company's financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's Annual Meeting of Stockholders held on May 16, 2000, a proposal to elect the nominees listed in the following table as directors of the Company was submitted to a vote of the Company's stockholders. The following table also shows the results of voting as to each nominee:

NOMINEE                                              VOTES FOR    VOTES WITHHELD
-------                                             -----------   --------------
Robert S. Miller..................................  489,302,603     63,280,277
Paul M. Montrone..................................  544,093,613      8,489,267
A. Maurice Myers..................................  545,260,749      7,322,131

     At the same meeting, the following proposals were also adopted by the Company's stockholders. The voting was as follows:

                                                                   VOTES
                                                    VOTES FOR     AGAINST     ABSTENTIONS
                                                   -----------   ----------   -----------
Approve 1,000,000 share increase in shares
  available for grant under the Company's 1996
  Stock Option Plan for Non-Employee Directors...  514,946,529   34,510,030    3,126,320
Approve adoption of Company's 2000 Stock
  Incentive Plan.................................  474,461,424   75,102,940    3,018,516
Approve 1,250,000 share increase in shares
  reserved for purchase and issuance under the
  Company's Employee Stock Purchase Plan.........  536,756,251   13,060,591    2,766,038
Approve appointment of Arthur Andersen LLP as the
  Company's independent auditors for the fiscal
  year ending December 31, 2000..................  547,988,813    2,769,039    1,825,028

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

      EXHIBIT NO.*                               DESCRIPTION
      ------------                               -----------
           3             -- Restated Bylaws.
          10             -- Employment Agreement between the Company and Robert E.
                            Dees, Jr., dated May 10, 2000.
          12             -- Computation of Ratio of Earnings to Fixed Charges.
          27             -- Financial Data Schedule.

---------------

 * In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.

  (b) Reports on Form 8-K:

  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            By:   /s/ WILLIAM L. TRUBECK
                                              ----------------------------------
                                              William L. Trubeck
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                            By:     /s/ BRUCE E. SNYDER
                                              ----------------------------------
                                              Bruce E. Snyder
                                              Vice President and
                                              Chief Accounting Officer
                                              (Principal Accounting Officer)

Date: August 11, 2000

                               INDEX TO EXHIBITS

      EXHIBIT NO.*                               DESCRIPTION
      ------------                               -----------
           3             -- Restated Bylaws.
          10             -- Employment Agreement between the Company and Robert E.
                            Dees, Jr., dated May 10, 2000.
          12             -- Computation of Ratio of Earnings to Fixed Charges.
          27             -- Financial Data Schedule.

---------------

 * In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.