Form 10-Q
period 2000-09-30
WASTE MANAGEMENT INC
filed 2000-11-08
CIK 823768

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, of the registrant outstanding at November 3, 2000 was 621,633,487 (excluding treasury shares of 8,014,471).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1. FINANCIAL STATEMENTS.

                                 WASTE MANAGEMENT, INC.

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................   $   144,797    $   181,357
  Receivables, net..........................................     1,601,237      1,907,287
  Parts and supplies........................................        75,031        107,222
  Deferred income taxes.....................................       267,349        298,433
  Prepaid expenses and other................................       155,632        190,744
  Operations held-for-sale..................................       860,178      3,535,502
                                                               -----------    -----------
         Total current assets...............................     3,104,224      6,220,545
Property and equipment, net.................................    10,036,218     10,303,803
Excess of cost over net assets of acquired businesses,
  net.......................................................     5,091,741      5,185,909
Other intangible assets, net................................       154,213        170,768
Other assets................................................       789,297        800,399
                                                               -----------    -----------
         Total assets.......................................   $19,175,693    $22,681,424
                                                               ===========    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $   850,882    $ 1,062,536
  Accrued liabilities.......................................     1,291,613      1,512,873
  Deferred revenues.........................................       394,428        407,084
  Current maturities of long-term debt......................     1,016,550      3,098,742
  Operations held-for-sale..................................       383,964      1,408,220
                                                               -----------    -----------
         Total current liabilities..........................     3,937,437      7,489,455
Long-term debt, less current maturities.....................     7,990,616      8,399,346
Deferred income taxes.......................................       967,276        729,902
Environmental liabilities...................................       825,357        837,407
Other liabilities...........................................       811,543        815,028
                                                               -----------    -----------
         Total liabilities..................................    14,532,229     18,271,138
                                                               -----------    -----------
Minority interest in subsidiaries...........................        14,573          7,674
                                                               -----------    -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; none issued.................................            --             --
  Common stock, $.01 par value; 1,500,000,000 shares
    authorized; 629,633,649 and 627,283,618 shares issued,
    respectively............................................         6,296          6,273
  Additional paid-in capital................................     4,494,799      4,440,159
  Retained earnings.........................................       521,001        662,746
  Accumulated other comprehensive income (loss).............      (236,549)      (563,086)
  Restricted stock unearned compensation....................        (3,488)        (3,936)
  Treasury stock at cost, 8,014,471 and 73,709 shares,
    respectively............................................      (153,168)        (3,890)
  Employee stock benefit trust at market, 7,892,612 shares
    at December 31, 1999....................................            --       (135,654)
                                                               -----------    -----------
         Total stockholders' equity.........................     4,628,891      4,402,612
                                                               -----------    -----------
         Total liabilities and stockholders' equity.........   $19,175,693    $22,681,424
                                                               ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                              ------------------------   -----------------------
                                                 2000         1999          2000         1999
                                              ----------   -----------   ----------   ----------
Operating revenues..........................  $3,124,649   $ 3,395,052   $9,607,669   $9,790,462
                                              ----------   -----------   ----------   ----------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below)..............   1,871,048     2,578,341    5,775,907    6,075,317
  General and administrative................     411,185       771,187    1,350,026    1,344,829
  Depreciation and amortization.............     366,615       452,970    1,079,332    1,202,735
  Merger and acquisition related costs......          --        31,568           --      111,263
  Asset impairments and unusual items.......     362,566       680,284      671,248      700,034
                                              ----------   -----------   ----------   ----------
                                               3,011,414     4,514,350    8,876,513    9,434,178
                                              ----------   -----------   ----------   ----------
Income (loss) from operations...............     113,235    (1,119,298)     731,156      356,284
                                              ----------   -----------   ----------   ----------
Other income (expense):
  Interest expense..........................    (178,453)     (188,634)    (588,260)    (549,702)
  Interest income...........................       8,323        20,341       23,212       28,822
  Minority interest.........................      (5,619)       (4,697)     (18,188)     (17,706)
  Other income..............................       2,756         8,691       17,319       39,269
                                              ----------   -----------   ----------   ----------
                                                (172,993)     (164,299)    (565,917)    (499,317)
                                              ----------   -----------   ----------   ----------
Income (loss) before income taxes...........     (59,758)   (1,283,597)     165,239     (143,033)
Provision for (benefit from) income taxes...     131,084      (335,824)     300,763      139,790
                                              ----------   -----------   ----------   ----------
Net loss....................................  $ (190,842)  $  (947,773)  $ (135,524)  $ (282,823)
                                              ==========   ===========   ==========   ==========
Basic loss per common share.................  $    (0.31)  $     (1.53)  $    (0.22)  $    (0.46)
                                              ==========   ===========   ==========   ==========
Diluted loss per common share...............  $    (0.31)  $     (1.53)  $    (0.22)  $    (0.46)
                                              ==========   ===========   ==========   ==========
Weighted average number of common shares
  outstanding...............................     621,505       619,105      621,042      610,857
                                              ==========   ===========   ==========   ==========
Weighted average number of common and
  dilutive potential common shares
  outstanding...............................     621,505       619,105      621,042      610,857
                                              ==========   ===========   ==========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    ACCUMULATED
                                                          ADDITIONAL                   OTHER        RESTRICTED STOCK
                                     PREFERRED   COMMON    PAID-IN     RETAINED    COMPREHENSIVE        UNEARNED       TREASURY
                                       STOCK     STOCK     CAPITAL     EARNINGS    INCOME (LOSS)      COMPENSATION       STOCK
                                     ---------   ------   ----------   ---------   --------------   ----------------   ---------
Balance, December 31, 1999.........   $   --     $6,273   $4,440,159   $ 662,746     $(563,086)         $(3,936)       $  (3,890)
 Net loss..........................       --        --            --    (135,524)           --               --               --
 Cash dividends declared...........       --        --            --      (6,221)           --               --               --
 Common stock issued upon exercise
   of stock options and warrants
   and grants of restricted stock
   (including tax benefit).........       --         3         1,296          --            --             (685)           1,847
 Earned compensation related to
   restricted stock................       --        --            --          --            --            1,133               --
 Common stock issued (purchased) in
   connection with litigation
   settlements.....................       --        13        21,709          --            --               --           (1,165)
 Adjustment of employee stock
   benefit trust to market value...       --        --        14,306          --            --               --               --
 Adjustment for minimum pension
   liability, net of taxes.........       --        --            --          --       104,250               --               --
 Cumulative translation adjustment
   of foreign currency statements
   including effects of
   divestitures....................       --        --            --          --       222,287               --               --
 Termination of employee stock
   benefit trust...................       --        --            --          --            --               --         (149,960)
 Other.............................       --         7        17,329          --            --               --               --
                                      ------     ------   ----------   ---------     ---------          -------        ---------
Balance, September 30, 2000........   $   --     $6,296   $4,494,799   $ 521,001     $(236,549)         $(3,488)       $(153,168)
                                      ======     ======   ==========   =========     =========          =======        =========


                                       EMPLOYEE
                                         STOCK
                                     BENEFIT TRUST
                                     -------------
Balance, December 31, 1999.........    $(135,654)
 Net loss..........................           --
 Cash dividends declared...........           --
 Common stock issued upon exercise
   of stock options and warrants
   and grants of restricted stock
   (including tax benefit).........           --
 Earned compensation related to
   restricted stock................           --
 Common stock issued (purchased) in
   connection with litigation
   settlements.....................           --
 Adjustment of employee stock
   benefit trust to market value...      (14,306)
 Adjustment for minimum pension
   liability, net of taxes.........           --
 Cumulative translation adjustment
   of foreign currency statements
   including effects of
   divestitures....................           --
 Termination of employee stock
   benefit trust...................      149,960
 Other.............................           --
                                       ---------
Balance, September 30, 2000........    $      --
                                       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Cash flows from operating activities:
  Net loss..................................................  $  (135,524)  $  (282,823)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Provision for bad debts................................       12,767       202,400
     Depreciation and amortization..........................    1,079,332     1,202,735
     Deferred income tax provision..........................      182,054       110,940
     Net gain on disposal of assets.........................       (6,794)       (6,487)
     Minority interest in subsidiaries......................       18,188        17,706
     Effect of asset impairments and unusual items..........      671,248       602,684
     Change in assets and liabilities, net of effects of
      acquisitions and divestitures:
       Accounts receivable and other receivables............      215,761      (209,122)
       Prepaid expenses and other current assets............      (28,277)       97,329
       Other assets.........................................        4,909        29,392
       Accounts payable and accrued liabilities.............     (365,282)     (285,368)
       Deferred revenues and other liabilities..............       16,319      (264,820)
       Other, net...........................................       (1,996)       26,479
                                                              -----------   -----------
Net cash provided by operating activities...................    1,662,705     1,241,045
                                                              -----------   -----------
Cash flows from investing activities:
  Short-term investments....................................       53,735        11,039
  Acquisitions of businesses, net of cash acquired..........     (217,548)   (1,181,833)
  Capital expenditures......................................     (913,076)     (876,900)
  Proceeds from divestitures of businesses, net of cash
     divested, and other asset sales........................    2,123,115       558,918
  Other, net................................................      (12,351)      (72,523)
                                                              -----------   -----------
Net cash provided by (used in) investing activities.........    1,033,875    (1,561,299)
                                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................       73,570     3,767,636
  Principal payments on long-term debt......................   (2,803,077)   (3,485,591)
  Proceeds from exercise of common stock options and
     warrants...............................................        1,222       175,444
                                                              -----------   -----------
Net cash provided by (used in) financing activities.........   (2,728,285)      457,489
                                                              -----------   -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (4,855)       (2,246)
                                                              -----------   -----------
Increase (decrease) in cash and cash equivalents............      (36,560)      134,989
Cash and cash equivalents at beginning of period............      181,357        86,873
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $   144,797   $   221,862
                                                              ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                 ---------------------   ---------------------
                                                   2000        1999        2000        1999
                                                 ---------   ---------   ---------   ---------
Net loss.......................................  $(190,842)  $(947,773)  $(135,524)  $(282,823)
                                                 ---------   ---------   ---------   ---------
Other comprehensive income (loss):
  Foreign currency translation adjustment......     39,056      62,813     222,287     (41,203)
  Minimum pension liability adjustment, net of
     taxes of $30,432 and $66,371 for the three
     and nine months ended September 30, 2000,
     respectively, and net of taxes of $41,920
     for the three and nine months ended
     September 30, 1999........................     47,800     (65,844)    104,250     (65,844)
                                                 ---------   ---------   ---------   ---------
Other comprehensive income (loss)..............     86,856      (3,031)    326,537    (107,047)
                                                 ---------   ---------   ---------   ---------
Comprehensive income (loss)....................  $(103,986)  $(950,804)  $ 191,013   $(389,870)
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

     The Company believes that the processes it used for the preparation of its quarterly 2000 interim financial statements have improved. In addition, the Company has committed substantial resources to mitigate the previously identified control weaknesses. Management believes these efforts have enabled the Company to produce timely and reliable interim financial statements as of September 30, 2000 and for the three and nine months then ended to allow its independent accountants to complete their reviews of the interim financial information for those periods. Management believes that its processes have improved considerably and will continue to improve throughout the remainder of 2000, allowing it to further reduce its reliance on the use of external resources as mitigating controls, although there can be no assurance that this will be the case.

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

                             WASTE MANAGEMENT, INC.

1. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2000            1999
                                                             -------------   ------------
Bank credit facilities.....................................   $  397,000     $ 2,250,000
Commercial paper, average interest of 5.5% in 1999.........           --          21,899
Senior notes and debentures, interest of 6% to 8 3/4%
  through 2029.............................................    6,555,580       6,749,785
4% Convertible subordinated notes due 2002.................      535,275         535,275
5.75% Convertible subordinated notes due 2005..............       30,857         426,726
Tax-exempt and project bonds, principal payable in periodic
  installments, maturing through 2028, fixed and variable
  interest rates ranging from 5.5% to 9.25% at September
  30, 2000.................................................    1,251,724       1,234,668
Installment loans, notes payable, and other, interest to
  14%, maturing through 2015...............................      236,730         279,735
                                                              ----------     -----------
                                                               9,007,166      11,498,088
Less current maturities....................................    1,016,550       3,098,742
                                                              ----------     -----------
                                                              $7,990,616     $ 8,399,346
                                                              ==========     ===========

     At September 30, 2000 the Company had a $1.6 billion syndicated loan facility (the "Syndicated Facility") which expires July 10, 2001 with a one-year extension option and a $1.5 billion senior revolving credit facility (the "Credit Facility"), which matures in August 2002. The Syndicated Facility and Credit Facility are available for borrowings, including letters of credit, and for supporting the issuance of commercial paper. The covenant restrictions for the Syndicated Facility and Credit Facility include, among others, interest coverage and debt capitalization ratios, limitations on dividends, additional indebtedness and liens. The Syndicated Facility and Credit Facility are used to refinance existing debt and letters of credit, to fund acquisitions, and for working capital purposes.

     At September 30, 2000, the Company had borrowings of $397 million under the Syndicated Facility at an average interest rate of 7.6%, and had no borrowings under the Credit Facility. The facility fees were 0.20% and 0.25% per annum under the Syndicated Facility and Credit Facility, respectively, at September 30, 2000. The Company had issued letters of credit of approximately $1.5 billion in the aggregate under the Syndicated Facility and Credit Facility, leaving unused and available aggregate credit capacity of approximately $1.2 billion at September 30, 2000.

     Under the terms of the Syndicated Facility and Credit Facility, the Company is obligated to repay its indebtedness under such facilities with the cash proceeds received from the divestitures pursuant to the Company's strategic plan, including divestitures of its international operations outside North America ("WM International"), domestic non-core operations and selected North American solid waste ("NASW") operations. Specifically, the Company was required to utilize the first $1.5 billion of net proceeds from the divestitures to repay indebtedness, which it has done. Additionally, the Company is required to use 50% of the additional net proceeds up to $2.5 billion from divestitures to repay the indebtedness under the Syndicated and Credit Facilities. Due to these terms, at September 30, 2000, the Company is obligated to utilize approximately $200 million of net proceeds from the remaining scheduled divestitures to repay indebtedness under such facilities. The Company intends to refinance this amount through the use of the Credit Facility and Syndicated Facility and therefore, has classified these borrowings as long-term.

     The Company's 5.75% convertible subordinated notes due 2005 are subordinated to all existing and future senior indebtedness of the Company. Each note bears cash interest at the rate of two percent per annum of the $1,000 principal amount at maturity, payable semi-annually. The difference between the principal amount at

                             WASTE MANAGEMENT, INC.

maturity of $1,000 and the $717.80 stated issue price of each note represents the stated discount. At the option of the holder, each note was redeemable for cash by the Company on March 15, 2000, at $843.03, plus accrued interest through the date of redemption. The notes are callable by the Company for cash, plus accrued stated discount and accrued interest. In addition, each $1,000 principal amount note is convertible at any time prior to maturity into approximately 18.9 shares of the Company's common stock, subject to adjustment upon the occurrence of certain events. Upon any such conversion, the Company has the option of paying cash equal to the market value of the shares which would otherwise be issuable. Through September 30, 2000, the Company repurchased, for cash, approximately $397 million of these notes that were outstanding at December 31, 1999.

     On July 17, 1998, the Company issued $600 million of 6 1/8% mandatorily tendered senior notes, due on July 15, 2011. This debt instrument is subject to certain mandatory tender features as described in the indenture, which may require the purchase by the Company of a portion of or all of the outstanding notes on July 15, 2001. The Company intends to use borrowings available under the Syndicated Facility and/or the Credit Facility in the event it must purchase the notes on July 15, 2001. Accordingly, these borrowings have been classified as long-term at September 30, 2000.

2. DIVESTITURES

     During the third quarter of 1999, the Company's Board of Directors adopted a strategic plan, one element of which is to market for sale its WM International operations, its domestic non-core operations and selected NASW operations. Note 9 to these condensed consolidated financial statements discusses remaining operations held-for-sale which the Company believes will be divested prior to September 30, 2001.

     In April 2000, the Company announced that its wholly-owned subsidiaries had completed the previously announced transactions regarding the sales of waste services operations in the Netherlands and Finland for approximately $330 and $100 million, respectively, and the majority interest in Waste Management New Zealand Limited for approximately $100 million. In May 2000, wholly-owned subsidiaries of the Company sold waste services operations in Thailand and its waste services operations in Italy for approximately $70 million. In June 2000, the Company announced that its wholly-owned subsidiaries completed the sales of its waste service operations in Australia for approximately $230 million, and its waste services operations in Germany for approximately $80 million. Additionally, one of the Company's wholly-owned subsidiaries sold substantially all of its nuclear waste services operations located in the United States for approximately $55 million at closing and an additional $10 million for meeting certain post-closing conditions. On July 5, 2000, the Company announced that its wholly-owned subsidiaries had sold operations in Denmark, Slovakia and the Czech Republic for approximately $120 million.

     On August 4, 2000, the Company completed the final transaction of its previously announced sale of certain U.S. solid waste assets to Allied Waste Industries, Inc.("Allied"). The sales to Allied, which began in February 2000, consisted of, in the aggregate, 14 collection operations, ten landfill operations, four transfer stations and a landfill operating contract for approximately $191 million. On August 14, 2000, one of the Company's wholly-owned subsidiaries completed the sale of its BioGro operations for approximately $200 million in cash and assumed debt. On August 31, 2000, Waste Management Environmental, LLC, one of the Company's wholly-owned subsidiaries, completed the sale of its 49% interest in Advanced Environmental Services, LLC ("AES") to a subsidiary of Vivendi and the 51% owner in the AES joint venture, for approximately $80 million. On September 22, 2000, one of the Company's wholly-owned subsidiaries completed the sale of its waste services operations in the United Kingdom for approximately $570 million. On September 28, 2000, certain of the Company's wholly-owned subsidiaries completed the sales of collection businesses, landfills and transfer stations located in Texas, Oklahoma, Arkansas, Missouri, Kansas and Nebraska to Waste Corporation of America ("WCA") for approximately $105 million, which includes cash,

                             WASTE MANAGEMENT, INC.

notes receivable and a long-term prepaid disposal agreement, and the assumption by WCA of certain environmental liabilities.

     On August 31, 2000, the Company announced that its wholly-owned subsidiaries had entered into agreements to sell its waste services operations in Hong Kong and its hazardous waste facility in Mexico to a subsidiary of Vivendi for approximately $120 million and $48 million, respectively. Additionally, on September 29, 2000, the Company announced that a wholly-owned subsidiary entered into an agreement to sell its waste services operations in Sweden to Miljoservice Sverige AB and Sydkraft AB for approximately $191 million.

     All divestiture activity relates to operations classified as held-for-sale. The following information summarizes the Company's divestiture activity through September 30, 2000 (in thousands):

                                      NORTH AMERICAN        WM         NON-SOLID
                                       SOLID WASTE     INTERNATIONAL     WASTE       TOTAL
                                      --------------   -------------   ---------   ----------
THREE MONTHS ENDED:
September 30, 2000
Proceeds(a).........................     $151,832       $  652,848     $285,496    $1,090,176
Gain (loss) recorded during the
  period(b).........................        2,945         (104,648)       3,814       (97,889)
NINE MONTHS ENDED:
September 30, 2000
Proceeds(a).........................     $284,177       $1,605,417     $350,490    $2,240,084
Gain (loss) recorded during the
  period(b).........................       19,102         (252,140)      21,107      (211,931)

---------------

(a)  Proceeds includes cash, notes receivable, and assumed debt.

(b) Gain (loss) on sale of operations is included in asset impairments and unusual items. The loss on the sale of certain WM International operations includes amounts related to foreign currency translation, which were not recognized until the divestiture of the respective international market was completed. Additionally, the Company has recorded held-for-sale impairment charges in the third quarter of 2000 and in periods prior to the third quarter of 2000 for operations that were divested during 2000 or are expected to be divested in future periods pursuant to its strategic plan. For the three and nine months ended September 30, 2000, the Company has recorded held-for-sale impairment charges of approximately $182.2 million and $284.6 million, respectively. As discussed in the Company's Form 10-K for the year ended December 31, 1999, the Company recorded $443 million in 1999 of held-for-sale impairments. Held-for-sale impairments are included in asset impairments and unusual items.

3. INCOME TAXES

     The difference between the federal income taxes computed at the federal statutory rate and the reported provision for income taxes for the three and nine months ended September 30, 2000 and 1999 is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, non-deductible held-for-sale impairment charges associated with certain businesses, and non-deductible losses on the divestiture of assets that closed during the respective periods.

4. EARNINGS PER SHARE AND CAPITAL STOCK

     The following reconciles the number of common shares outstanding at September 30 of each year indicated to the weighted average number of common shares outstanding and the weighted average number of

                             WASTE MANAGEMENT, INC.

common and dilutive potential common shares outstanding for the purposes of calculating basic and diluted earnings per common share, respectively (in thousands):

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2000       1999      2000      1999
                                                 --------   --------   -------   -------
Number of common shares outstanding at end of
  period.......................................  621,619    619,547    621,619   619,547
Effect of using weighted average common shares
  outstanding..................................     (114)      (442)      (577)   (8,690)
                                                 -------    -------    -------   -------
Weighted average number of common and dilutive
  potential common shares outstanding..........  621,505    619,105    621,042   610,857
                                                 =======    =======    =======   =======

     For the three and nine months ended September 30, 2000 and 1999, the effect of the Company's convertible subordinated notes and debentures are excluded from the diluted earnings per share calculation since the inclusion of such items would be antidilutive.

     At September 30, 2000, there were approximately 54.1 million shares of common stock potentially issuable with respect to stock options, warrants and convertible debt, which could dilute basic earnings per share in the future.

     In the third quarter of 2000, the Company declared an annual cash dividend of $0.01 per share, or approximately $6.2 million, to stockholders of record on September 30, 2000, which was paid on October 16, 2000.

     On July 1, 2000, Waste Management Holdings, Inc. ("WM Holdings") terminated the Waste Management Benefits Stock Trust (the "Trust"). In 1994, the Trust, which was created by WM Holdings, purchased, in exchange for a promissory note, all of the outstanding treasury shares of WM Holdings to fund various company benefit plans. Pursuant to the merger between the Company and WM Holdings in July 1998 (the "WM Holdings Merger"), all of the shares held by the Trust were converted into shares of the Company's common stock. In accordance with the termination of the Trust, the shares previously owned by it were returned to the Company as payment for the outstanding amount of the promissory note. The 7,892,612 shares returned to the Company are classified as treasury shares.

5. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents the change in the Company's equity from transactions and other events and circumstances from nonowner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income (loss) are as follows for the periods indicated (in thousands):

                                                                                   TOTAL
                                                                  MINIMUM       ACCUMULATED
                                                    FOREIGN       PENSION          OTHER
                                                   CURRENCY      LIABILITY     COMPREHENSIVE
                                                  TRANSLATION    ADJUSTMENT       INCOME
                                                  ADJUSTMENT    (NET OF TAX)      (LOSS)
                                                  -----------   ------------   -------------
Balance, December 31, 1999......................   $(430,080)    $(133,006)      $(563,086)
  Year-to-date change...........................     222,287       104,250         326,537
                                                   ---------     ---------       ---------
Balance, September 30, 2000.....................   $(207,793)    $ (28,756)      $(236,549)
                                                   =========     =========       =========

                             WASTE MANAGEMENT, INC.

     The Company is continuing the process of settling its obligations under the qualified defined benefit plan (the "Plan") for all eligible non-union domestic employees of WM Holdings which was terminated as of October 31, 1999 in connection with the WM Holdings Merger. To the extent that the termination benefit has not yet been charged to expense, additional minimum pension liability has been recorded as a charge to other comprehensive income. The pension related charge is primarily due to the settlement by the Plan of obligations to certain participants that occurred during 2000. The charge, which is included in asset impairments and unusual items, was approximately $80 million and $170 million for the three and nine months ended September 30, 2000, respectively. The settlements were funded by the Plan's trust and resulted in a reduction in the minimum pension liability and a credit to other comprehensive income for these periods. The Company expects to settle the remaining obligations during the fourth quarter of 2000, at which time the final settlement expense (currently estimated to be approximately $51 million) will be recorded and adjustments to other comprehensive income will be made. In conjunction with the termination of the Plan, the Company made payments of approximately $124 million to the Plan's trust in September of 2000. The Company expects an additional $61 million to be paid by December 31, 2000.

     The Company adopted a strategic plan in August 1999, one element of which is to pursue the divestiture of its WM International operations. Upon the divestiture of the Company's WM International operations in each country, the foreign currency translation losses that are included in accumulated other comprehensive income (loss) are recognized in the Company's statement of operations (decreasing any gain, or increasing any loss) with an offsetting adjustment to the accumulated foreign currency translation. The accumulated foreign currency translation loss for the Company's remaining WM International operations which are held-for-sale was $82.8 million and $353.1 million as of September 30, 2000 and December 31, 1999, respectively. See Notes 2 and 12 for further discussion of the Company's divestiture activity.

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

                             WASTE MANAGEMENT, INC.

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

     The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operates, or to which it transported waste, including 86 sites listed on the Superfund National Priorities List ("NPL") as of September 30, 2000. The Company or its subsidiaries are also the subject of claims made by state or local enforcement agencies. The majority of claims involving NPL sites arise from allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. The Company routinely reviews and evaluates sites that require remediation, including NPL sites, giving consideration to the nature (e.g., owner, operator, transporter, or generator), and the extent (e.g., amount and nature of waste hauled to the location, number of years of site operation by the Company, or other relevant factors) of the Company's alleged connection with the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed potentially responsible third parties ("PRPs"), and the nature and estimated cost of the likely remedy. Cost estimates are based on management's judgment and experience in remediating such sites for the Company, information available from regulatory agencies as to costs of remediation, and the number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site, as well as the typical allocation of costs among PRPs. These estimates are sometimes a range of possible outcomes. In such cases, the Company provides for the amount within the range which constitutes its best estimate. If no amount within the range appears to be a better estimate than any other amount, then the Company provides for the minimum amount within the range in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies.

     Estimates of the extent of the Company's share of the costs for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the non-existence or inability of other PRPs to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material.

     As part of its ongoing operations, the Company reviews its reserve requirements for remediation and other environmental matters based on an analysis of, among other things, the regulatory context surrounding landfills and remaining airspace in light of changes to operational efficiencies. Accordingly, revisions to

                             WASTE MANAGEMENT, INC.

remediation reserve requirements may result in upward or downward adjustments to income from operations in any given period. Adjustments for final closure and post-closure estimates are accounted for prospectively over the remaining capacity of the landfill.

     Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (3% at September 30, 2000 and 2% at December 31, 1999) until expected time of payment and then discounted to present value (6.5% at September 30, 2000 and 5.5% at December 31, 1999). The accretion of the interest related to the discounted environmental liabilities is included in the annual calculation of the landfill's final closure and post-closure cost per ton and is charged to operating expense as landfill airspace is consumed.

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

7. COMMITMENTS AND CONTINGENCIES

     Financial instruments -- Letters of credit, performance bonds and other guarantees have been provided by the Company to support tax-exempt bonds, performance of landfill final closure and post-closure requirements, insurance contracts, and other contracts. The insurance policies are issued by a wholly-owned insurance company subsidiary of the Company, the sole business of which is to issue such policies to customers of the Company. In those instances where the use of captive insurance is not acceptable, the Company has available alternative bonding mechanisms. The Company has not experienced difficulty in obtaining performance bonds or letters of credit for its current operations. Because virtually no claims have been made against these financial instruments in the past, management does not expect these instruments will have a material adverse effect on the Company's consolidated financial statements.

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

                             WASTE MANAGEMENT, INC.

     The following actions with respect to WM Holdings, however, are still outstanding.

     In July 1998, a business owner who received WM Holdings common stock in the sale of his business to WM Holdings brought a purported class action against that company alleging breach of warranty. In October 1999, the court certified a class consisting of all sellers of business assets to WM Holdings between January 1, 1990, and February 24, 1998, whose purchase agreements with WM Holdings contained express warranties regarding the accuracy of WM Holdings' financial statements. In March 2000, the court of appeals upheld this certification order. Also in March 2000, the trial court granted summary judgment on the claim of breach of warranty against WM Holdings and in favor of all members of the class except for a discrete group of plaintiffs whose claims may have expired under applicable statutes of limitations. The class as currently constituted consists of twenty-six transactions. The extent of damages in this class action has not yet been determined.

     In March 2000, a group of companies that sold their assets to WM Holdings in exchange for common stock in March 1996 pursuant to an asset purchase agreement (and who otherwise would have been included in the above class, as currently defined), brought a separate action against the Company for breach of contract and fraud, among other things. The parties are engaged in efforts to resolve the dispute. The extent of damages in the underlying dispute has not yet been determined and will ultimately be set by arbitration if a resolution is not reached by the parties.

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

     In March and April 1999, two former officers of WM Holdings sued the Company for retirement and other benefits. Additionally, a third former officer brought a similar action, which was subsequently dismissed without prejudice in March 2000. The Company has reached agreements to settle the disputes between it and each of these former officers.

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

                             WASTE MANAGEMENT, INC.

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

     The lead plaintiff filed its Amended Consolidated Class Action Complaint (the "Complaint") on July 14, 2000. The Complaint pleads claims on behalf of a putative class consisting of all purchasers of Company securities (including common stock, debentures and call options), and all sellers of put options, from June 11, 1998 through November 9, 1999. The Complaint also pleads additional claims on behalf of two putative subclasses: (i) the "Merger Subclass," consisting of all persons who exchanged WM Holdings shares for the Company's stock when WM Holdings and the Company merged, and (ii) the "Eastern Merger Subclass," consisting of all persons who exchanged Eastern Environmental Services, Inc. ("Eastern") stock for the Company's stock when Eastern and the Company merged on December 31, 1998 (the "Eastern Merger"). Among other things, the plaintiffs allege that the Company and certain of its current and former officers and directors (i) made misrepresentations in the registration statement and prospectus filed with the SEC in connection with the WM Holdings Merger,
(ii) made knowingly false earnings projections for the three months ended June 30, 1999, (iii) failed to adequately disclose facts relating to its earnings projections that the plaintiffs allege would have been material to purchasers of the Company's common stock and (iv) made separate and distinct misrepresentations about the Company's operations and finances on and after July 29, 1999, culminating in the Company's taking a pre-tax charge of $1.76 billion in the third quarter of 1999. The plaintiffs also claim that certain of the Company's current and former officers and directors sold common stock between May 10, 1999 and June 9, 1999 at prices allegedly known to have been inflated by the alleged material misstatements and omissions. The plaintiffs in these actions seek damages with interest, costs and such other relief as the court deems proper. Defendants filed a motion to dismiss on October 3, 2000. The case is at an early stage and the extent of possible damages, if any, cannot yet be determined.

     On June 29, 2000, a putative class action was filed against the Company in Delaware state court by a class of former shareholders of Eastern who exchanged their Eastern shares for the Company's shares in the Eastern Merger. The plaintiffs allege that the Company stock they received in exchange for their Eastern shares was overvalued for the reasons alleged in the consolidated class actions in Texas, described above. The claims and putative class members in this case fall within the scope of the consolidated class actions in Texas. On August 4, 2000, the Company removed the case from the state court to the United States District Court for the District of Delaware and moved to transfer the case to the United States District Court for the Southern District of Texas, where the consolidated Texas class actions are pending. On September 1, 2000, the plaintiffs moved to remand the case to the Delaware state court and asked the Delaware federal court to defer consideration of the Company's transfer motion until it rules on the plaintiffs' remand motion. The Company has opposed the remand motion. All motions currently are pending. The case is at an early stage, and the extent of possible damages, if any, cannot yet be determined.

     The Company has been sued in several lawsuits, and an arbitration action has been initiated, by individuals who received common stock in the sales of their businesses to the Company or to a company later acquired by the Company. The arbitration action relates to the sale of a business to Eastern. For reasons similar to those alleged in the class actions described above, or for reasons related to the acquisition of the business by Eastern, the sellers of the business allege that the stock received was overvalued. All of these matters are in an early stage and the extent of possible damages, if any, cannot yet be determined.

     In addition, three of the Company's shareholders have filed purported derivative lawsuits against certain current and former officers and directors of the Company in connection with the events surrounding the Company's second quarter 1999 earnings projections and July 6, 1999 earnings announcement. Two of these

                             WASTE MANAGEMENT, INC.

lawsuits were filed in the Delaware Court of Chancery on July 16, 1999 and August 18, 1999, respectively, and one was filed in the United States District Court for the Southern District of Texas on July 27, 1999. The Delaware cases have been consolidated and the plaintiffs have filed an amended consolidated complaint. The amended complaint alleges claims relating to the Company's 1999 annual and quarterly earnings, sales of Company stock by certain of the Company's current and former officers and directors, and alleged self-dealing by certain of the Company's current and former officers. The plaintiffs in these actions purport to allege derivative claims on behalf of the Company against these individuals for alleged breaches of fiduciary duty resulting from their common stock sales during the three months ended June 30, 1999 and/or their oversight of the Company's affairs. The lawsuits name Waste Management, Inc. as a nominal defendant and seek compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the respective courts deem proper. The defendants have not yet been required to respond to the complaints.

     As part of the Company's investigation, the Company's Board of Directors authorized its Special Committee I to conduct a full investigation and evaluation of all matters relating to: (i) the reporting of the Company's first and second quarter 1999 operating results; (ii) the sales of the Company's stock by certain current and former corporate officials; and (iii) the allegations made in pending litigation respecting these and certain other matters and to report its findings and recommendations to those members of the Board of Directors it finds are sufficiently disinterested to act upon its findings and recommendations. Following its review of the Special Committees' recommendations, the Board of Directors passed a resolution on September 25, 2000 directing the Company's management and counsel to take appropriate action consistent with the Board's conclusions with respect to the issues under review. These actions included direction to the Company's management and counsel to seek a dismissal of the shareholder derivative actions described above.

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

     The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the foreign, federal, state, and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved related to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2000, there were three proceedings involving Company subsidiaries where the sanctions involved could potentially exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty,

                             WASTE MANAGEMENT, INC.

and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

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

     The Company or certain of its subsidiaries have been identified as potentially responsible parties in a number of governmental investigations and actions relating to waste disposal facilities which may be subject to remedial action under the Comprehensive Environmental Response, Compensation and Liabilities Act of 1980, as amended ("CERCLA" or "Superfund"), or similar state laws. The majority of these proceedings involve allegations that certain subsidiaries of the Company (or their predecessors) transported hazardous substances to the sites in question, often prior to acquisition of such subsidiaries by the Company. CERCLA generally provides for joint and several liability for those parties owning, operating, transporting to or disposing at the sites. Such proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial and could have a material adverse effect on the Company's financial statements.

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

     In August 1999, sludge materials from trucks entering the Company's Woodland Meadows Landfill in Michigan were seized by the Federal Bureau of Investigation pursuant to an investigation of the generator of the sludge materials, a company that provides waste treatment services. Subsequently, the Company received two Grand Jury subpoenas as well as requests for information from the Michigan Department of Environmental Quality, seeking information related to the landfill's waste acceptance practices and the Company's business relationship with the generator. According to affidavits attached to the subpoena, the generator's treatment plant was sold by the Company to the generator in May 1998. The Company is cooperating with the pending investigation and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements.

     As of September 30, 2000, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 86 locations listed on the NPL. Of the 86 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially developed by others as land disposal facilities. At each of the

                             WASTE MANAGEMENT, INC.

17 owned facilities, the Company is working in conjunction with the government to characterize or remediate identified site problems. In addition, at these 17 facilities, the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 69 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain. Any of these matters could have a material adverse effect on the Company's financial statements.

     In November 1998, the Company was sued by the estate of Shayne Conner, who died on November 24, 1995 in Greenland, New Hampshire. Plaintiffs allege that Mr. Conner's death was caused by biosolids that were applied to a nearby field by the Company's BioGro business unit. The Company has divested of this business unit, and has been indemnified for any liability as a result of the lawsuit by the purchaser thereof.

     In February 1999, a San Bernardino County, California grand jury returned an amended felony indictment against the Company, certain of its subsidiaries and their current or former employees, and a County employee. The proceeding was based on events that allegedly occurred before the WM Holdings Merger in connection with a WM Holdings landfill development project. The indictment included allegations that certain of the defendants engaged in conduct involving fraud, wiretapping, theft of a trade secret and manipulation of computer data, and that they engaged in a conspiracy to do so. In October 2000, the Company entered into a settlement with the County pursuant to which all criminal charges filed against the Company and its subsidiaries will be dismissed. In connection with the settlement, one of the Company's subsidiaries agreed to pay $4.95 million into the County's general fund for court and administrative costs incurred by the County in connection with the proceedings and agreed to reimburse the District Attorney and Sheriff's departments for their costs in the investigation. Additionally, as part of the settlement, the County acknowledged that the Company had been named as a defendant in error since the alleged events the proceedings were based on occurred before the WM Holdings Merger and therefore, the Company had no involvement in such events.

     The Company has brought suit against a substantial number of insurance carriers in an action entitled Waste Management, Inc. et al. v. The Admiral Insurance Company, et al. pending in the Superior Court in Hudson County, New Jersey. In this action, the Company is seeking a declaratory judgment that environmental liabilities asserted against the Company or its subsidiaries, or that may be asserted in the future, are covered by insurance policies purchased by the Company or its subsidiaries. The Company is also seeking to recover defense costs and other damages incurred as a result of the assertion of environmental liabilities against the Company or its subsidiaries for events occurring over at least the last 25 years at approximately 137 sites and the defendant insurance carriers' denial of coverage of such liabilities. While the Company has reached settlements with some of the carriers, the remaining defendants have denied liability to the Company and have asserted various defenses, including that environmental liabilities of the type for which the Company is seeking relief are not risks covered by the insurance policies in question. The remaining defendants are contesting these claims vigorously. Discovery is complete as to the 12 sites in the first phase of the case and discovery is expected to continue for several years as to the remaining sites. The Company and the defendants filed motions for summary judgement with respect to the 12 phase one sites. In August 2000, the court denied four of the defendants' motions while granting one of the Company's motions. The court has not yet ruled on the motions with respect to the remaining seven phase one sites. Currently, no trial date has been set. The Company is unable at this time to predict the outcome of this proceeding. No amounts have been recognized in the Company's financial statements for potential recoveries.

                             WASTE MANAGEMENT, INC.

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

8. SEGMENT AND RELATED INFORMATION

     NASW operations is the Company's principal reportable segment. This segment provides integrated waste management services consisting of collection, transfer, disposal (solid waste landfill, hazardous waste landfill and waste-to-energy facilities), recycling, and other miscellaneous services to commercial, industrial, municipal and residential customers in North America, including the United States, Puerto Rico, Mexico and Canada. Similar operations in international markets outside of North America are disclosed as a separate segment under WM International, which includes operations in Europe, the Pacific Rim, and South America. As discussed in Note 2, pursuant to the Company's strategic plan, the Company has divested or is actively marketing to sell its WM International operations.

     The Company's other reportable segment consists of non-solid waste services, aggregated as a single segment for this reporting presentation. The non-solid waste segment includes other hazardous waste services such as chemical waste management services, the Company's independent power projects, and other non-solid waste services to commercial, industrial and government customers. As discussed in Notes 2 and 12, the Company's non-solid waste management includes business lines that have been divested or are being actively marketed and considered to be held-for-sale.

                             WASTE MANAGEMENT, INC.

     Summarized financial information concerning the Company's reportable segments as of September 30, 2000 is as follows (in thousands):

                              NORTH AMERICAN                      NON-SOLID    CORPORATE
                               SOLID WASTE     WM INTERNATIONAL     WASTE     FUNCTIONS(a)     TOTAL
                              --------------   ----------------   ---------   ------------   ----------
THREE MONTHS ENDED:
September 30, 2000
  Net operating
    revenues(b).............    $2,874,334        $  131,093      $119,222     $      --     $3,124,649
  Earnings before interest
    and taxes (EBIT)(c),
    (d), (e), (f)...........       580,845            27,121        11,357      (143,522)       475,801
September 30, 1999
  Net operating
    revenues(b).............    $2,758,295        $  442,912      $193,845     $      --     $3,395,052
  Earnings (loss) before
    interest and taxes
    (EBIT)(c), (d), (f).....       (40,023)           45,562       (10,965)     (402,020)      (407,446)
NINE MONTHS ENDED:
September 30, 2000
  Net operating
    revenues(b).............    $8,496,033        $  756,725      $354,911     $      --     $9,607,669
Earnings before interest and
  taxes (EBIT)(c), (d), (e),
  (f).......................     1,719,889           139,992        42,631      (500,108)     1,402,404
September 30, 1999
  Net operating
    revenues(b).............    $7,956,463        $1,200,716      $633,283     $      --     $9,790,462
  Earnings (loss) before
    interest and taxes
    (EBIT)(c), (d), (f).....     1,381,045           121,580        24,248      (359,292)     1,167,581

---------------

(a) Corporate functions include the corporate treasury function (except for limited amounts of locally negotiated and managed project debt), administration of corporate tax function, the corporate insurance function, management of closed landfill and related insurance recovery functions, other typical administrative functions and certain inter-segment transactions.

(b) Non-solid waste revenues are net of inter-segment revenue with NASW of $13.0 million and $28.8 million, for the three and nine months ended September 30, 2000, respectively, and $8.2 million and $40.7 million for the three and nine months ended September 30, 1999, respectively. There are no other significant sales between segments.

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

(e) As discussed in Note 9, the Company has classified certain operations as held-for-sale. For operations classified as held-for-sale at the beginning of each quarter, the Company suspends depreciation on fixed assets. Had the Company not classified any operations as held-for-sale, depreciation expense would have

                             WASTE MANAGEMENT, INC.

     been greater by $10.3 million and $93.3 million for the three and nine months ended September 30, 2000, respectively.

(f) EBIT is defined as income from operations excluding merger and acquisition related costs and asset impairment and unusual items.

     The reconciliation of total EBIT reported above to net loss is as follows (in thousands):

                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                           SEPTEMBER 30,             SEPTEMBER 30,
                                      -----------------------   -----------------------
                                        2000         1999          2000         1999
                                      ---------   -----------   ----------   ----------
EBIT, as reported above(a)..........  $ 475,801   $  (407,446)  $1,402,404   $1,167,581
Less:
  Merger and acquisition related
     costs..........................         --        31,568           --      111,263
  Asset impairments and unusual
     items..........................    362,566       680,284      671,248      700,034
                                      ---------   -----------   ----------   ----------
Income (loss) from operations.......    113,235    (1,119,298)     731,156      356,284
Interest expense....................   (178,453)     (188,634)    (588,260)    (549,702)
Interest income.....................      8,323        20,341       23,212       28,822
Minority interest...................     (5,619)       (4,697)     (18,188)     (17,706)
Other income, net...................      2,756         8,691       17,319       39,269
                                      ---------   -----------   ----------   ----------
Income (loss) before income taxes...    (59,758)   (1,283,597)     165,239     (143,033)
Provision for (benefit from) income
  taxes.............................    131,084      (335,824)     300,763      139,790
                                      ---------   -----------   ----------   ----------
Net loss............................  $(190,842)  $  (947,773)  $ (135,524)  $ (282,823)
                                      =========   ===========   ==========   ==========

---------------

(a) EBIT is defined as income from operations excluding merger and acquisition related costs and asset impairments and unusual items.

9. OPERATIONS HELD-FOR-SALE

     During the third quarter of 1999, the Company's Board of Directors adopted a strategic plan, one element of which is for the Company to market for sale its WM International operations, its domestic non-core operations and selected NASW operations. Note 2 to these condensed consolidated financial statements discusses operations that have been divested in the year 2000 or announced to be divested in the near future. Note 12 to these condensed consolidated financial statements discusses recent developments with respect to certain operations which have been included within assets held-for-sale as of September 30, 2000.

     As discussed in Note 2 to the financial statements in the Company's Form 10-K for the year ended December 31, 1999, the Company has recorded charges to write down certain of these assets. Additionally, the Company recorded a charge for the three months ended September 30, 2000 to asset impairments and unusual items of approximately $182.2 million related primarily to the third quarter 2000 inclusion within assets held-for-sale of the Company's geosynthetic lining manufacturing and installation service operation and the Company's waste-fuel powered independent power plants. The Company has recorded a charge for the nine months ended September 30, 2000 to asset impairments and unusual items of approximately $284.6 million related primarily to the Company's WM International operations, its geosynthetic lining manufacturing and installation service operation and waste-fuel powered independent power plants. These operations had carrying values in excess of management's best estimates of anticipated proceeds. As of September 30, 2000, the primary components remaining within assets held-for-sale consisted of the Company's WM International operations in Hong Kong, Indonesia, Brazil, Argentina, Israel and Sweden; the Company's waste-fuel powered

                             WASTE MANAGEMENT, INC.

independent power facilities; the Company's geosynthetic lining manufacturing and installation service operation; and certain other non-core and NASW operations. For operations classified as held-for-sale at the beginning of each quarter, the Company suspends depreciation and amortization on the underlying assets. Had the Company not classified any operations as held-for-sale, depreciation expense would have been greater by $10.3 million and $93.3 million for the three and nine months ended September 30, 2000, respectively. These businesses' results of operations are included in revenues and expenses in the accompanying statements of operations.

     Operational information included in the statements of operations regarding the businesses classified as operations held-for-sale at September 30, 2000, is as follows (in thousands):

                                              NORTH AMERICAN        WM         NON-SOLID
                                               SOLID WASTE     INTERNATIONAL     WASTE       TOTAL
                                              --------------   -------------   ---------   ----------
THREE MONTHS ENDED:
September 30, 2000
  Operating revenues........................     $ 4,075        $  131,093     $118,681    $  253,849
  Earnings before interest and taxes
    (EBIT)(a)...............................        (713)           27,121          947        27,355
September 30, 1999
  Operating revenues........................     $ 4,499        $  442,912     $116,342    $  563,753
  Earnings before interest and taxes
    (EBIT)(a)...............................      (1,279)           45,562        4,773        49,056
NINE MONTHS ENDED:
September 30, 2000
  Operating revenues........................     $12,435        $  756,725     $297,935    $1,067,095
  Earnings before interest and taxes
    (EBIT)(a)...............................      (1,640)          139,992        6,420       144,772
September 30, 1999
  Operating revenues........................     $12,642        $1,200,716     $250,966    $1,464,324
  Earnings before interest and taxes
    (EBIT)(a)...............................      (3,502)          121,580       11,726       129,804

---------------

(a) EBIT is defined as income from operations excluding merger and acquisition related costs and asset impairments and unusual items.

     In its condensed consolidated balance sheets, the Company has classified as current operations held-for-sale its remaining WM International operations, its remaining non-core operations and select NASW operations, which management believes will be divested prior to September 30, 2001. The Company has classified as non-current operations held-for-sale its surplus real estate portfolio.

                                          NORTH AMERICAN                      NON-SOLID
                                           SOLID WASTE     WM INTERNATIONAL     WASTE       TOTAL
                                          --------------   ----------------   ---------   ---------
As of September 30, 2000:
  Accounts receivable, net..............     $     --         $  59,958       $  95,285   $ 155,243
  Other current assets..................           14           109,278          58,124     167,416
  Property and equipment and other non-
     current assets.....................       91,990           340,635         155,701     588,326
  Current maturities of long-term
     debt...............................           --            (1,919)         (3,164)     (5,083)
  Other current liabilities.............           --          (148,333)        (61,607)   (209,940)
  Long-term debt, less current
     maturities.........................           --            (1,731)           (519)     (2,250)
  Other noncurrent liabilities..........       (8,126)          (73,175)        (45,410)   (126,711)
  Minority interest.....................           --           (36,866)         (3,114)    (39,980)
                                             --------         ---------       ---------   ---------
          Net operations
            held-for-sale...............     $ 83,878         $ 247,847       $ 195,296   $ 527,021
                                             ========         =========       =========   =========

                             WASTE MANAGEMENT, INC.

                                          NORTH AMERICAN                      NON-SOLID
                                           SOLID WASTE     WM INTERNATIONAL     WASTE       TOTAL
                                          --------------   ----------------   ---------   ---------
Current assets:
  Operations held-for-sale..............     $ 41,197         $ 509,871       $ 309,110   $ 860,178
Long-term assets:
  Operations held-for-sale (included in
     other assets)......................       50,807                --              --      50,807
Current liabilities:
  Operations held-for-sale..............       (8,126)         (262,024)       (113,814)   (383,964)
                                             --------         ---------       ---------   ---------
          Net operations
            held-for-sale...............     $ 83,878         $ 247,847       $ 195,296   $ 527,021
                                             ========         =========       =========   =========

     At December 31, 1999, the Company classified as current operations held-for-sale its WM International operations and certain domestic operations. The Company classified as non-current operations held-for-sale certain NASW operations, which the Company had committed to sell to Allied, as well as the Company's surplus real estate portfolio.

                                         NORTH AMERICAN                      NON-SOLID
                                          SOLID WASTE     WM INTERNATIONAL     WASTE        TOTAL
                                         --------------   ----------------   ---------   -----------
As of December 31, 1999:
  Receivables, net.....................    $  36,506        $   364,552      $ 32,550    $   433,608
  Other current assets.................       14,311            208,842        14,990        238,143
  Property and equipment and other non-
     current assets....................      737,072          2,271,611       108,400      3,117,083
  Current maturities of long-term
     debt..............................       (2,339)           (51,817)           --        (54,156)
  Other current liabilities............      (23,854)          (481,617)      (62,267)      (567,738)
  Long-term debt, less current
     maturities........................      (57,871)          (212,629)           --       (270,500)
  Other noncurrent liabilities.........      (37,814)          (347,264)      (13,166)      (398,244)
  Minority interest....................           --           (117,676)       (3,705)      (121,381)
                                           ---------        -----------      --------    -----------
          Net operations
            held-for-sale..............    $ 666,011        $ 1,634,002      $ 76,802    $ 2,376,815
                                           =========        ===========      ========    ===========
Current assets:
  Operations held-for-sale.............    $ 534,557        $ 2,845,005      $155,940    $ 3,535,502
Long-term assets:
  Operations held-for-sale (included in
     other assets).....................      253,331                 --            --        253,331
Current liabilities:
  Operations held-for-sale.............     (118,079)        (1,211,003)      (79,138)    (1,408,220)
Long-term liabilities:
  Operations held-for-sale (included in
     other liabilities)................       (3,798)                --            --         (3,798)
                                           ---------        -----------      --------    -----------
          Net operations
            held-for-sale..............    $ 666,011        $ 1,634,002      $ 76,802    $ 2,376,815
                                           =========        ===========      ========    ===========

10. NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires

                             WASTE MANAGEMENT, INC.

that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain guidance within SFAS No. 133.

     The Company is presently in the process of reviewing its contracts for purposes of assessing the impact of the adoption of SFAS No. 133, as amended, including identifying derivative instruments, determining fair market values of derivatives, designating and documenting hedge relationships, and evaluating the effectiveness of those hedging relationships. As a result of this review, the Company has preliminarily determined that SFAS No. 133 will primarily be applicable to the Company's accounting for commodity swap agreements and interest rate swap agreements. The Company expects that, upon adoption of SFAS No. 133, as amended, the majority of its commodity swap agreements will be designated as cash flow hedges and the majority of its interest rate swap agreements will be designated as fair value hedges. Such treatment will result in the difference between the derivatives' previous carrying amounts and the related fair values being reported in the Company's statement of comprehensive income or included as a component of net income, reflected as a cumulative effect of change in accounting principle, net of income taxes.

     The efforts of the Company to date and during the fourth quarter of 2000 will enable the Company to adopt SFAS No. 133, as amended, on January 1, 2001. The efforts of the Company completed to date respecting SFAS No. 133, as amended, have led management to presently conclude the accounting prescribed by SFAS No. 133, as amended, will likely not have a material effect on its statement of financial position or results of operations. However, the actual financial statement impact attributable to the adoption of SFAS No. 133, as amended, may be different than currently anticipated as a consequence of changes in:

     (1) certain factors which may directly impact the quantification of fair values of identified derivatives, which include, but are not limited to, changes in interest rates and commodity prices, and

     (2) the Company's assessment of its portfolio of derivative instruments resulting from (i) the execution of additional contracts during the fourth quarter of 2000 and (ii) the completion of certain of the Company's efforts respecting the adoption of SFAS No. 133, as amended, during the fourth quarter of 2000.

     In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"). SAB No. 101 provides registrants guidance on the recognition, presentation and disclosure of revenue in financial statements, and it is required to be adopted by the Company in the fourth quarter of 2000. Management does not expect that the adoption of SAB No. 101 will have a material effect on its consolidated financial statements.

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     WM Holdings ("Guarantor"), a wholly-owned subsidiary of Waste Management, Inc. ("Parent"), has fully and unconditionally guaranteed all of the senior indebtedness of the Parent, as well as the Parent's 4% convertible subordinated notes due 2002. The Parent has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, as well as WM Holdings' 5.75% convertible subordinated debentures due 2005. However, none of the Company's nor WM Holdings' debt is guaranteed by any of the Parent's indirect subsidiaries or WM Holdings' subsidiaries ("Non-Guarantor"). Accordingly, the following unaudited condensed consolidating balance sheet as of September 30, 2000 and the condensed consolidated balance sheet as of December 31, 1999, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, along with the related unaudited statements of cash flows for the nine months ended September 30, 2000 and 1999, have been provided below (in thousands).

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                  PARENT     GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                ----------   ----------   -------------   ------------   -------------
ASSETS

Current assets:
  Cash and cash equivalents...  $   55,955   $    9,106   $     79,736    $        --     $   144,797
  Other current assets........          --       36,604      2,922,823             --       2,959,427
                                ----------   ----------   ------------    -----------     -----------
                                    55,955       45,710      3,002,559             --       3,104,224
Property and equipment, net...          --           --     10,036,218             --      10,036,218
Intercompany and investment in
  subsidiaries................   9,032,230    5,533,063    (10,512,340)    (4,052,953)             --
Other assets..................       7,674        7,924      6,019,653             --       6,035,251
                                ----------   ----------   ------------    -----------     -----------
          Total assets........  $9,095,859   $5,586,697   $  8,546,090    $(4,052,953)    $19,175,693
                                ==========   ==========   ============    ===========     ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
     long-term debt...........  $  200,000   $  650,000   $    166,550    $        --     $ 1,016,550
  Accounts payable and other
     accrued liabilities......     113,597      343,919      2,463,371             --       2,920,887
                                ----------   ----------   ------------    -----------     -----------
                                   313,597      993,919      2,629,921             --       3,937,437
  Long-term debt, less current
     maturities...............   4,153,371    2,515,340      1,321,905             --       7,990,616
  Other liabilities...........          --           --      2,604,176             --       2,604,176
                                ----------   ----------   ------------    -----------     -----------
          Total liabilities...   4,466,968    3,509,259      6,556,002             --      14,532,229
  Minority interest in
     subsidiaries.............          --           --         14,573             --          14,573
  Stockholders' equity........   4,628,891    2,077,438      1,975,515     (4,052,953)      4,628,891
                                ----------   ----------   ------------    -----------     -----------
          Total liabilities
            and stockholders'
            equity............  $9,095,859   $5,586,697   $  8,546,090    $(4,052,953)    $19,175,693
                                ==========   ==========   ============    ===========     ===========

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999

                                  PARENT      GUARANTOR    NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                -----------   ----------   -------------   ------------   -------------
                                                ASSETS

Current assets:
  Cash and cash equivalents...  $    33,690   $    4,496   $    143,171    $        --     $   181,357
  Other current assets........           --       36,604      6,002,584             --       6,039,188
                                -----------   ----------   ------------    -----------     -----------
                                     33,690       41,100      6,145,755             --       6,220,545
Property and equipment, net...           --           --     10,303,803             --      10,303,803
Intercompany and investment in
  subsidiaries................   10,668,727    5,939,729    (13,139,748)    (3,468,708)             --
Other assets..................       27,004        9,795      6,120,277             --       6,157,076
                                -----------   ----------   ------------    -----------     -----------
          Total assets........  $10,729,421   $5,990,624   $  9,430,087    $(3,468,708)    $22,681,424
                                ===========   ==========   ============    ===========     ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of
     long-term debt...........  $ 2,271,899   $  250,000   $    576,843    $        --     $ 3,098,742
  Accounts payable and other
     accrued liabilities......      100,978      325,644      3,964,091             --       4,390,713
                                -----------   ----------   ------------    -----------     -----------
                                  2,372,877      575,644      4,540,934             --       7,489,455
  Long-term debt, less current
     maturities...............    3,953,932    3,507,853        937,561             --       8,399,346
  Other liabilities...........           --           --      2,382,337             --       2,382,337
                                -----------   ----------   ------------    -----------     -----------
          Total liabilities...    6,326,809    4,083,497      7,860,832             --      18,271,138
  Minority interest in
     subsidiaries.............           --           --          7,674             --           7,674
  Stockholders' equity........    4,402,612    1,907,127      1,561,581     (3,468,708)      4,402,612
                                -----------   ----------   ------------    -----------     -----------
          Total liabilities
            and stockholders'
            equity............  $10,729,421   $5,990,624   $  9,430,087    $(3,468,708)    $22,681,424
                                ===========   ==========   ============    ===========     ===========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                   PARENT     GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                  ---------   ---------   -------------   ------------   -------------
Operating revenues..............  $      --   $      --    $3,124,649       $     --      $3,124,649
Costs and expenses..............         --          --     3,011,414             --       3,011,414
                                  ---------   ---------    ----------       --------      ----------
Income from operations..........         --          --       113,235             --         113,235
                                  ---------   ---------    ----------       --------      ----------
Other income (expense):
  Interest income (expense),
     net........................    (99,615)    (57,571)      (12,944)            --        (170,130)
  Equity in subsidiaries, net of
     taxes......................   (128,583)    (92,601)           --        221,184              --
  Minority interest.............         --          --        (5,619)            --          (5,619)
  Other, net....................         --          --         2,756             --           2,756
                                  ---------   ---------    ----------       --------      ----------
                                   (228,198)   (150,172)       97,428        221,184         (59,758)
Provision for (benefit from)
  income taxes..................    (37,356)    (21,589)      190,029             --         131,084
                                  ---------   ---------    ----------       --------      ----------
Net loss........................  $(190,842)  $(128,583)   $  (92,601)      $221,184      $ (190,842)
                                  =========   =========    ==========       ========      ==========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                  PARENT     GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                 ---------   ---------   -------------   ------------   -------------
Operating revenues.............  $      --   $      --    $ 3,395,052     $       --     $ 3,395,052
Costs and expenses.............         --          --      4,514,350             --       4,514,350
                                 ---------   ---------    -----------     ----------     -----------
Loss from operations...........         --          --     (1,119,298)            --      (1,119,298)
                                 ---------   ---------    -----------     ----------     -----------
Other income (expense):
  Interest income (expense),
     net.......................    (95,805)    (66,097)        (6,391)            --        (168,293)
  Equity in subsidiaries, net
     of taxes..................   (887,895)   (846,584)            --      1,734,479              --
  Minority interest............         --          --         (4,697)            --          (4,697)
  Other, net...................         --          --          8,691             --           8,691
                                 ---------   ---------    -----------     ----------     -----------
                                  (983,700)   (912,681)    (1,121,695)     1,734,479      (1,283,597)
Benefit from income taxes......    (35,927)    (24,786)      (275,111)            --        (335,824)
                                 ---------   ---------    -----------     ----------     -----------
Net loss.......................  $(947,773)  $(887,895)   $  (846,584)    $1,734,479     $  (947,773)
                                 =========   =========    ===========     ==========     ===========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                   PARENT     GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                  ---------   ---------   -------------   ------------   -------------
Operating revenues..............  $      --   $      --    $9,607,669      $      --      $9,607,669
Costs and expenses..............         --          --     8,876,513             --       8,876,513
                                  ---------   ---------    ----------      ---------      ----------
Income from operations..........         --          --       731,156             --         731,156
                                  ---------   ---------    ----------      ---------      ----------
Other income (expense):
  Interest income (expense),
     net........................   (345,425)   (178,047)      (41,576)            --        (565,048)
  Equity in subsidiaries, net of
     taxes......................     80,367     191,647            --       (272,014)             --
  Minority interest.............         --          --       (18,188)            --         (18,188)
  Other, net....................         --          --        17,319             --          17,319
                                  ---------   ---------    ----------      ---------      ----------
                                   (265,058)     13,600       688,711       (272,014)        165,239
Provision for (benefit from)
  income taxes..................   (129,534)    (66,767)      497,064             --         300,763
                                  ---------   ---------    ----------      ---------      ----------
Net income (loss)...............  $(135,524)  $  80,367    $  191,647      $(272,014)     $ (135,524)
                                  =========   =========    ==========      =========      ==========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                   PARENT     GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                  ---------   ---------   -------------   ------------   -------------
Operating revenues..............  $      --   $      --    $9,790,462       $    --       $9,790,462
Costs and expenses..............         --          --     9,434,178            --        9,434,178
                                  ---------   ---------    ----------       -------       ----------
Income from operations..........         --          --       356,284            --          356,284
                                  ---------   ---------    ----------       -------       ----------
Other income (expense):
  Interest income (expense),
     net........................   (269,972)   (205,321)      (45,587)           --         (520,880)
  Equity in subsidiaries, net of
     taxes......................   (114,091)     14,235            --        99,856               --
  Minority interest.............         --          --       (17,706)           --          (17,706)
  Other, net....................         --          --        39,269            --           39,269
                                  ---------   ---------    ----------       -------       ----------
                                   (384,063)   (191,086)      332,260        99,856         (143,033)
Provision for (benefit from)
  income taxes..................   (101,240)    (76,995)      318,025            --          139,790
                                  ---------   ---------    ----------       -------       ----------
Net income (loss)...............  $(282,823)  $(114,091)   $   14,235       $99,856       $ (282,823)
                                  =========   =========    ==========       =======       ==========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                  PARENT      GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                -----------   ---------   -------------   ------------   -------------
Cash flows from operating
  activities:
  Net income (loss)...........  $  (135,524)  $  80,367    $   191,647     $(272,014)     $  (135,524)
  Equity in earnings of
     subsidiaries, net of
     taxes....................      (80,367)   (191,647)            --       272,014               --
  Other adjustments and
     charges..................       38,053      22,481      1,737,695            --        1,798,229
                                -----------   ---------    -----------     ---------      -----------
Net cash provided by (used in)
  operating activities........     (177,838)    (88,799)     1,929,342            --        1,662,705
                                -----------   ---------    -----------     ---------      -----------
Cash flows from investing
  activities:
  Short-term investments......           --          --         53,735            --           53,735
  Acquisitions of businesses,
     net of cash acquired.....           --          --       (217,548)           --         (217,548)
  Capital expenditures........           --          --       (913,076)           --         (913,076)
  Proceeds from divestitures
     of businesses, net of
     cash divested, and other
     asset sales..............           --          --      2,123,115            --        2,123,115
  Other, net..................           --          --        (12,351)           --          (12,351)
                                -----------   ---------    -----------     ---------      -----------
Net cash provided by investing
  activities..................           --          --      1,033,875            --        1,033,875
                                -----------   ---------    -----------     ---------      -----------
Cash flows from financing
  activities:
  Proceeds from issuance of
     long-term debt...........       40,000          --         33,570            --           73,570
  Principal payments on long-
     term debt................   (1,914,899)   (594,081)      (294,097)           --       (2,803,077)
  Proceeds from exercise of
     common stock options and
     warrants.................        1,222          --             --            --            1,222
  (Increase) decrease in
     intercompany and
     investments, net.........    2,073,780     687,490     (2,761,270)           --               --
                                -----------   ---------    -----------     ---------      -----------
Net cash provided by (used in)
  financing activities........      200,103      93,409     (3,021,797)           --       (2,728,285)
                                -----------   ---------    -----------     ---------      -----------
Effect of exchange rate
  changes on cash and cash
  equivalents.................           --          --         (4,855)           --           (4,855)
                                -----------   ---------    -----------     ---------      -----------
Increase (decrease) in cash
  and cash equivalents........       22,265       4,610        (63,435)           --          (36,560)
Cash and cash equivalents at
  beginning of period.........       33,690       4,496        143,171            --          181,357
                                -----------   ---------    -----------     ---------      -----------
Cash and cash equivalents at
  end of period...............  $    55,955   $   9,106    $    79,736     $      --      $   144,797
                                ===========   =========    ===========     =========      ===========

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                  PARENT      GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                -----------   ---------   -------------   ------------   -------------
Cash flows from operating
  activities:
  Net income (loss)...........  $  (282,823)  $(114,091)   $    14,235      $ 99,856      $  (282,823)
  Equity in earnings of
     subsidiaries, net of
     taxes....................      114,091     (14,235)            --       (99,856)              --
  Other adjustments and
     changes..................       13,600      29,392      1,480,876            --        1,523,868
                                -----------   ---------    -----------      --------      -----------
Net cash provided by (used in)
  operating activities........     (155,132)    (98,934)     1,495,111            --        1,241,045
                                -----------   ---------    -----------      --------      -----------
Cash flows from investing
  activities:
  Short-term investments......           --          --         11,039            --           11,039
  Acquisitions of businesses,
     net of cash acquired.....           --          --     (1,181,833)           --       (1,181,833)
  Capital expenditures........           --          --       (876,900)           --         (876,900)
  Proceeds from divestitures
     of businesses, net of
     cash divested, and other
     asset
     sales....................           --          --        558,918            --          558,918
  Other, net..................           --          --        (72,523)           --          (72,523)
                                -----------   ---------    -----------      --------      -----------
Net cash used in investing
  activities..................           --          --     (1,561,299)           --       (1,561,299)
                                -----------   ---------    -----------      --------      -----------
Cash flows from financing
  activities:
  Proceeds from issuance of
     long-term debt...........    3,606,510          --        161,126            --        3,767,636
  Principal payments on long-
     term debt................   (2,942,577)   (148,427)      (394,587)           --       (3,485,591)
  Proceeds from exercise of
     common stock options and
     warrants.................      175,444          --             --            --          175,444
  (Increase) decrease in
     amounts due to and from
     subsidiaries, net........     (644,258)    298,388        345,870            --               --
                                -----------   ---------    -----------      --------      -----------
  Net cash provided by
     financing activities.....      195,119     149,961        112,409            --          457,489
                                -----------   ---------    -----------      --------      -----------
  Effect of exchange rate
     changes on cash and cash
     equivalents..............           --          --         (2,246)           --           (2,246)
                                -----------   ---------    -----------      --------      -----------
  Increase in cash and cash
     equivalents..............       39,987      51,027         43,975            --          134,989
  Cash and cash equivalents at
     beginning of period......       27,726     (48,578)       107,725            --           86,873
                                -----------   ---------    -----------      --------      -----------
  Cash and cash equivalents at
     end of period............  $    67,713   $   2,449    $   151,700      $     --      $   221,862
                                ===========   =========    ===========      ========      ===========

                             WASTE MANAGEMENT, INC.

12. SUBSEQUENT EVENTS

     In October 2000, the Company retired approximately $250 million of senior notes at an interest rate of 6.25% with proceeds from the Syndicated Facility.

     On October 31, 2000, one of the Company's wholly-owned subsidiaries completed the sale of its waste services operations in Indonesia for approximately $10 million.

     In November 2000, the Company announced that its wholly-owned subsidiary, Wheelabrator Environmental Systems, Inc., has reached agreement to sell eight independent power plants in the United States to Duke Solutions, a wholly-owned subsidiary of Duke Energy, for approximately $81 million. The Company expects the sale to be completed in the fourth quarter of 2000. The Company also announced in November 2000, that its wholly-owned subsidiary had sold its coal services business to The Savage Group for approximately $55 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion below and elsewhere in this Form 10-Q includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These include statements that describe anticipated revenues, capital expenditures and other financial items, statements that describe the Company's business plans and objectives, and statements that describe the expected impact of competition, government regulation, litigation and other factors on the Company's future financial condition and results of operations. The words "may," "could," "should," "expect," "believe," "anticipate," "project," "estimate," "plan," and similar expressions are intended to identify forward-looking statements. Such risks and uncertainties, any one of which may cause actual results to differ materially from those described in the forward-looking statements, include or relate to, among other things:

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

INTRODUCTION

  Strategic Plan

     In August 1999, the Company's Board of Directors adopted a strategic plan that is intended to enhance value for its shareholders, customers, and employees. The plan's major elements are to:

     - Dispose of the Company's non-strategic and under-performing assets, including the Company's international operations outside North America ("WM International"), its non-core operations and selected North American solid waste ("NASW") operations.

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

  General

     Waste Management is one of the largest publicly-owned companies providing integrated waste management services in North America. The Company provides solid waste management services throughout the United States and Puerto Rico, as well as in Canada and Mexico, including collection, transfer, recycling and resource recovery services, and disposal services. In addition, the Company is a leading developer, operator and owner of waste-to-energy facilities in the United States. The Company has also engaged in hazardous waste management services throughout North America, as well as low-level and other radioactive waste services and other non-solid waste operations. However, these operations have been divested prior to September 30, 2000 or are being marketed for sale pursuant to the Company's strategic plan.

     Internationally, the Company has operated throughout Europe, the Pacific Rim, South America and other select markets. Included in the Company's WM International operations is the collection and transportation of solid, hazardous and medical wastes and recyclable materials, and the treatment and disposal of recyclable materials. The Company also has operated solid and hazardous waste landfills, municipal and hazardous waste incinerators, water and waste water treatment facilities, hazardous waste treatment facilities, waste-fuel powered independent power facilities, and constructs treatment or disposal facilities for third parties internationally. As discussed above, the Company is in the process of divesting its WM International operations and as of September 30, 2000 had operations remaining only in Indonesia, Hong Kong, Argentina, Brazil, Israel, and Sweden. However, agreements for the sale of certain of these operations have been entered into or completed since the end of the third quarter 2000. See Notes 2 and 12 to the condensed consolidated financial statements contained elsewhere herein.

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

     Operating expenses from waste management operations include direct and indirect labor and the related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, tipping fees paid to third party disposal facilities, accruals for future landfill final closure and post-closure costs, and certain operational related insurance costs. Certain direct development expenditures are capitalized and amortized over the estimated useful life of a site as capacity is consumed, and include acquisition, engineering, upgrading, construction, capitalized interest and permitting costs. All indirect expenses, such as administrative salaries and general corporate overhead, are expensed in the period incurred. At times, the Company receives reimbursements from insurance carriers relating to past and future environmentally related remedial, defense and tort claim costs at a number of the Company's sites. Such recoveries are included in operating costs and expenses as an offset to environmental expenses.

     General and administrative costs include management salaries, clerical and administrative costs, professional services, facility rentals, provision for doubtful accounts, and certain related insurance costs as well as costs related to the Company's marketing and sales force.

     Depreciation and amortization includes (i) amortization of the excess of cost over net assets of acquired businesses on a straight-line basis over a period not greater than 40 years commencing on the dates of the respective acquisitions; (ii) amortization of other intangible assets on a straight-line basis from 3 to 40 years; (iii) depreciation of property and equipment on a straight-line basis from 3 to 50 years; and (iv) amortization of landfill costs on a units-of-consumption method as landfill airspace is consumed over the estimated remaining capacity of a site. The remaining capacity of a site is determined by the unutilized permitted airspace and expansion airspace when the success of obtaining such an expansion is considered probable. Effective as of the third quarter of 1999, the Company applied a newly defined, more stringent set of criteria for evaluating the probability of obtaining an expansion to landfill airspace at existing sites, which are as follows:

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

     Additionally, to include airspace from an expansion effort, the expansion permit application must generally be expected to be submitted within one year, and the expansion permit must be expected to be received within two to five years. Exceptions to these criteria must be approved through a landfill specific approval process that includes an approval from the Company's Chief Financial Officer and review by the Audit Committee of the Board of Directors. Such exceptions at 30 landfill locations at September 30, 2000 were generally due to opposition to expansion efforts that could impede the expansion project and due to permit application processes beyond the one-year limit, which in most cases were due to state-specific permitting procedures. Generally, the Company has been successful in obtaining landfill expansions pursued; however, there can be no assurance that the Company will be successful in obtaining landfill expansions in the future.

     As disposal volumes are affected by seasonality and competitive factors, airspace amortization varies from period to period due to changes in volumes of waste disposed at the Company's landfills. Airspace amortization is also affected by changes in engineering and cost estimates.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percentages for the various condensed consolidated statements of operations line items.

                                                      PERIOD TO PERIOD       PERIOD TO PERIOD
                                                       CHANGE FOR THE         CHANGE FOR THE
                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                       2000 AND 1999          2000 AND 1999
                                                    --------------------    ------------------
STATEMENT OF OPERATIONS:
Operating revenues................................  $  (270,403)    (8.0)%  $(182,793)    (1.9)%
                                                    -----------   ------    ---------   ------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below)....................     (707,293)   (27.4)    (299,410)    (4.9)
  General and administrative......................     (360,002)   (46.7)       5,197      0.4
  Depreciation and amortization...................      (86,355)   (19.1)    (123,403)   (10.3)
  Merger and acquisition related costs............      (31,568)  (100.0)    (111,263)  (100.0)
  Asset impairments and unusual items.............     (317,718)   (46.7)     (28,786)    (4.1)
                                                    -----------   ------    ---------   ------
                                                     (1,502,936)   (33.3)    (557,665)    (5.9)
                                                    -----------   ------    ---------   ------
Income (loss) from operations.....................    1,232,533    110.1      374,872    105.2
                                                    -----------   ------    ---------   ------
Other income (expense):
  Interest expense................................       10,181      5.4      (38,558)    (7.0)
  Minority interest...............................         (922)   (19.6)        (482)    (2.7)
  Interest and other income, net..................      (17,953)   (61.8)     (27,560)   (40.5)
                                                    -----------   ------    ---------   ------
                                                         (8,694)    (5.3)     (66,600)   (13.3)
                                                    -----------   ------    ---------   ------
Income (loss) before income taxes.................    1,223,839     95.3      308,272    215.5
Provision for (benefit from) income taxes.........      466,908    139.0      160,973    115.2
                                                    -----------   ------    ---------   ------
Net loss..........................................  $   756,931     79.9%   $ 147,299     52.1%
                                                    ===========   ======    =========   ======

     The following table presents, for the periods indicated, the percentage relationship that the various condensed consolidated statements of operations line items bear to operating revenues:

                                                       THREE MONTHS      NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                      --------------    --------------
                                                      2000     1999     2000     1999
                                                      -----    -----    -----    -----
STATEMENT OF OPERATIONS:
Operating revenues..................................  100.0%   100.0%   100.0%   100.0%
                                                      -----    -----    -----    -----
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below)......................   59.9     76.0     60.1     62.1
  General and administrative........................   13.2     22.7     14.1     13.7
  Depreciation and amortization.....................   11.7     13.3     11.2     12.3
  Merger and acquisition related costs..............     --      0.9       --      1.1
  Asset impairments and unusual items...............   11.6     20.1      7.0      7.2
                                                      -----    -----    -----    -----
                                                       96.4    133.0     92.4     96.4
                                                      -----    -----    -----    -----
Income (loss) from operations.......................    3.6    (33.0)     7.6      3.6
                                                      -----    -----    -----    -----
Other income (expense):
  Interest expense..................................   (5.7)    (5.6)    (6.1)    (5.6)
  Minority interest.................................   (0.2)    (0.1)    (0.2)    (0.2)
  Interest and other income, net....................    0.4      0.9      0.4      0.7
                                                      -----    -----    -----    -----
                                                       (5.5)    (4.8)    (5.9)    (5.1)
                                                      -----    -----    -----    -----
Income (loss) before income taxes...................   (1.9)   (37.8)     1.7     (1.5)
Provision for (benefit from) income taxes...........    4.2     (9.9)     3.1      1.4
                                                      -----    -----    -----    -----
Net loss............................................   (6.1)%  (27.9)%   (1.4)%   (2.9)%
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

     The Company believes that the processes it used for the preparation of its quarterly 2000 interim financial statements have improved. In addition, the Company has committed substantial resources to mitigate the previously identified control weaknesses. Management believes these efforts have enabled the Company to produce timely and reliable interim financial statements as of September 30, 2000 and for the three and nine months then ended to allow its independent public accountants to complete their reviews of the interim financial information for those periods. Management believes that its processes have improved considerably and will continue to improve throughout 2000, allowing it to further reduce its reliance on the use of external resources as mitigating controls, although there can be no assurance that this will be the case.

     The Company's principal business is its NASW operations, which include all solid waste activities, such as collection, transfer operations, recycling and disposal. The NASW disposal operations encompass solid waste and hazardous waste landfills, as well as waste-to-energy facilities. In addition, the Company operates outside of North America in activities similar to its NASW operations through its WM International operations. As previously discussed, the Company's Board of Directors adopted a plan in 1999 to divest its WM International operations and as of September 30, 2000, had completed the divestiture of all WM International operations, except those in Indonesia, Hong Kong, Brazil, Argentina, Israel, and Sweden.

     Additionally, the Company has performed certain non-solid waste services, primarily in North America, such as low-level and other radioactive waste management, waste-fuel powered independent power facilities and a geosynthetic lining manufacturing and installation service operation. However, on June 9, 2000 one of the Company's subsidiaries completed the sale of substantially all of its low-level and other radioactive waste service operations and the remaining operations were sold on August 31, 2000. Additionally, the Company recently announced that one of its wholly-owned subsidiaries has reached an agreement to sell its independent power plants. Furthermore, in the third quarter of 2000, the Company classified its geosynthetic manufacturing and installation service operation as held-for-sale and has begun to actively market this operation.

     Through June 30, 1999, the Company's non-solid waste services also included non-land disposal hazardous waste operations and on-site industrial cleaning services located in North America. However, the Company sold a 51% interest in these operations to Vivendi on June 30, 1999 and sold the remaining 49% interest to a subsidiary of Vivendi on August 31, 2000. The Company's retained interest of 49% was accounted for using the equity method of accounting prior to its sale in August 2000.

  Operating Revenues

     For the three months ended September 30, 2000, the Company's operating revenues decreased $270.4 million or 8.0% and for the nine months ended September 30, 2000, decreased $182.8 million or 1.9% as compared to the respective corresponding 1999 periods. The following table presents the operating revenues by reportable segment for the respective quarters (dollars in millions):

                            THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                           -----------------------------------   -----------------------------------
                                 2000               1999               2000               1999
                           ----------------   ----------------   ----------------   ----------------
NASW.....................  $2,874.3    92.0%  $2,758.3    81.2%  $8,496.0   88.4%   $7,956.5    81.3%
WM International.........     131.1     4.2      442.9    13.1      756.8     7.9    1,200.7    12.3
Non-solid waste..........     119.2     3.8      193.9     5.7      354.9     3.7      633.3     6.4
                           --------   -----   --------   -----   --------   -----   --------   -----
  Operating revenues.....  $3,124.6   100.0%  $3,395.1   100.0%  $9,607.7   100.0%  $9,790.5   100.0%
                           ========   =====   ========   =====   ========   =====   ========   =====

     The decrease in the Company's operating revenues for the three and nine months ended September 30, 2000 as compared to the corresponding 1999 periods is primarily due to divestitures of WM International and non-solid waste operations, which occurred in 2000. The following table presents the Company's mix of operating revenues from NASW for the respective periods (dollars in millions):

                          THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                         -----------------------------------   -------------------------------------
                               2000               1999               2000                1999
                         ----------------   ----------------   -----------------   -----------------
NASW:
  Collection...........  $1,959.4    57.6%  $1,946.0    59.8%  $ 5,784.8    57.6%  $ 5,630.9    59.8%
  Disposal.............     887.8    26.1      837.5    25.7     2,562.1    25.5     2,437.7    25.9
  Transfer.............     362.5    10.7      309.0     9.4     1,055.3    10.5       889.4     9.4
  Recycling and
    other..............     190.0     5.6      166.4     5.1       642.6     6.4       462.8     4.9
                         --------   -----   --------   -----   ---------   -----   ---------   -----
                          3,399.7   100.0%   3,258.9   100.0%   10,044.8   100.0%    9,420.8   100.0%
                                    =====              =====               =====               =====
Intercompany...........    (525.4)            (500.6)           (1,548.8)           (1,464.3)
                         --------           --------           ---------           ---------
Operating revenues.....  $2,874.3           $2,758.3           $ 8,496.0           $ 7,956.5
                         ========           ========           =========           =========

     The increase in operating revenues for the three and nine months ended September 30, 2000 for NASW as compared to the prior year periods is primarily attributable to internal growth of comparable operations. The increase in operating revenues due to internal growth of NASW operations was $82.5 million and $370.1 million, or 3.0% and 4.7%, for the three and nine months ended September 30, 2000, respectively. Internal growth for the three and nine months ended September 30, 2000, respectively, was comprised of 1.3% and 1.5% for pricing increases and 1.7% and 3.2% for volume increases. The improvements in pricing were favorably impacted by the improvements in the commodities markets for recyclable materials as well as a fuel surcharge that was implemented in certain operations during March 2000. Excluding the impact of price increases in the commodity markets for recyclable materials, and the fuel surcharge implemented by the Company, the Company experienced a base price change of 0.6% in the three months ended September 30, 2000, as compared to the prior year period. Additionally, the Company's NASW operating revenues increased

$65.9 million and $242.1 million for the three and nine months ended September 30, 2000, respectively, due to acquisitions primarily of collection operations. However, the increase in operating revenues was partially offset by a decline in operating revenues of $32.8 million and $76.1 for the three and nine months ended September 30, 2000, associated with divestitures of NASW businesses.

     The operating revenues from the Company's WM International operations decreased $311.8 million, or 70.4%, for the three months ended September 30, 2000, and $443.9 million, or 36.9%, for the nine months ended September 30, 2000, as compared to the prior year periods. Operating revenues decreased $303.8 million and $477.1 million for the three and nine months ended September 30, 2000, respectively, due to divestitures of certain WM International operations. Operating revenues from the Company's WM International operations were also negatively impacted by fluctuations in foreign currency of $12.3 million and $66.6 million for the three and nine months ended September 30, 2000, respectively. Offsetting these decreases in operating revenues in the Company's WM International operations was internal growth of comparable operations of 1.4% and 2.0% for the three and nine months ended September 30, 2000, respectively.

     Operating revenues for non-solid waste services decreased for the three and nine months ended September 30, 2000 as compared to the prior year periods due to divestitures of operations. The Company expects decreasing operating revenues from its non-solid waste operations in future periods as the Company has sold or is actively marketing for sale its remaining non-solid waste operations.

  Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

     Operating costs and expenses decreased $707.3 million or 27.4% and $299.4 million or 4.9% for the three and nine months ended September 30, 2000, respectively, as compared to the prior year periods. As a percentage of operating revenues, operating costs and expenses were 59.9% and 76.0% for the three months ended September 30, 2000 and 1999, respectively, and 60.1% and 62.1% for the nine months ended September 30, 2000 and 1999, respectively. The Company realized certain short-term cost reductions through the first half of 1999 from its integration plan that was adopted in connection with the Company's merger with Waste Management Holdings, Inc. ("WM Holdings") which was completed in July 1998 (the "WM Holdings Merger"). The integration plan included significant employee headcount reductions (particularly supervisory operating personnel), the elimination of excess operating capacity through the sale or abandonment of certain assets and operations, and the reconfiguration of operations within certain domestic markets in which the Company operates. However, due to the breadth and comprehensive nature of the changes the Company attempted to implement in 1999, the Company was unable to sustain the effectiveness of its integration plan. As a result, operating costs and expenses increased significantly as a percentage of revenues in the second half of 1999 and early 2000. Additionally, as discussed in the Company's Form 10-K for the year ended December 31, 1999, the Company recorded significant adjustments in the quarter ended September 30, 1999. The Company believes that certain of the charges that were recorded in the third quarter of 1999 may relate to individual prior quarters. If identification of all specific charges attributable to individual periods prior to the third quarter of 1999 were possible, the Company believes that the reported operating costs and expenses for the third quarter of 1999 would have been favorably impacted, and the reported operating costs and expenses for the first and second quarters of 1999 would have been adversely impacted.

     As part of its ongoing operations, the Company reviews its reserve requirements for remediation and other environmental matters based on an analysis of, among other things, the regulatory context surrounding landfills, site-specific environmental issues and remaining airspace capacity in light of changes in operational efficiencies. Accordingly, revisions to remediation reserve requirements may result in upward or downward adjustments to income from operations in any given period. Adjustments for final closure and post-closure estimates are accounted for prospectively over the remaining capacity of the operating landfill. The impact of revisions to remedial, environmental and other similar liabilities resulted in a reduction of operating costs and expenses as a percentage of revenues of 0.8% for the nine months ended September 30, 1999.

  General and Administrative

     General and administrative expenses decreased $360.0 million or 46.7% during the three months ended September 30, 2000, as compared to the prior year period and increased $5.2 million or 0.4% during the nine months ended September 30, 2000 as compared to the prior year period. As a percentage of operating revenues, the Company's general and administrative expenses were 13.2% and 14.1%, and 22.7% and 13.7% for the three and nine months ended September 30, 2000 and 1999, respectively. As discussed above, the Company believes it experienced short-term cost reductions related to the elimination of duplicate corporate administrative functions from the WM Holdings Merger through the second quarter of 1999. Such cost reductions were substantially offset in the second half of 1999 and the first half of 2000 by the effect of difficulties encountered by the Company in integrating the operations of WM Holdings, including increased administrative costs in field operations attributable to increased costs to perform billing, collections and other administrative functions. Additionally, as discussed in the Company's Form 10-K for the year ended December 31, 1999, the Company recorded significant adjustments in the quarter ended September 30, 1999. The Company believes that certain of the charges that were recorded in the third quarter of 1999 may relate to individual prior quarters. If identification of all specific charges attributable to individual periods prior to the third quarter of 1999 were possible, the Company believes that the reported general and administrative expenses for the third quarter of 1999 would have been favorably impacted, and the reported general and administrative expenses for the first and second quarters of 1999 would have been adversely impacted.

  Depreciation and Amortization

     Depreciation and amortization expense decreased $86.4 million or 19.1% and $123.4 million or 10.3% for the three and nine months ended September 30, 2000 respectively, as compared to corresponding prior year periods. As a percentage of operating revenues, depreciation and amortization expense was 11.7% and 13.3% for the three months ended September 30, 2000 and 1999, respectively, and 11.2% and 12.3% for the nine months ended September 30, 2000 and 1999, respectively. The decrease in depreciation and amortization expense as a percentage of operating revenues is primarily due to the suspension of depreciation on fixed assets related to certain operations which were held-for-sale. The depreciation suspension for the three and nine months ended September 30, 2000 for these held-for-sale operations was $10.3 million and $93.3 million, or 0.3% and 1.0% of operating revenues, respectively. As compared to the prior year periods, depreciation and amortization expense for the three and nine months ended September 30, 2000 was also reduced by divestitures of operations throughout 2000. However, these decreases in depreciation and amortization expense were partially offset by increased landfill airspace amortization in the three and nine months ended September 30, 2000 due to an increase in disposal volumes at the Company's landfills. Additionally, for the nine months ended September 30, 2000, the Company experienced higher airspace amortization rates as compared to the prior year period, due to its more stringent set of criteria for evaluating the probability of obtaining landfill airspace expansions which was effective as of the third quarter of 1999. Furthermore, as discussed in the Company's Form 10-K for the year ended December 31, 1999, the Company recorded significant adjustments in the quarter ended September 30, 1999. The Company believes that certain of the charges that were recorded in the third quarter of 1999 may relate to individual prior quarters. If identification of all specific charges attributable to individual periods prior to the third quarter of 1999 were possible, the Company believes that the reported depreciation and amortization for the third quarter of 1999 would have been favorably impacted, and the reported depreciation and amortization for the first and second quarters of 1999 would have been adversely impacted.

  Merger and Acquisition Related Costs, Asset Impairments and Unusual Items

     The Company is continuing the process of settling its obligations under WM Holdings' qualified defined benefit plan (the "Plan"). The Plan was terminated as of October 31, 1999 in connection with the WM Holdings Merger. Termination benefits that were paid to certain plan participants in the nine months ended September 30, 2000 from the trust fund assets of the Plan as well as other customary Plan period costs resulted in a non-cash charge to asset impairments and unusual items of approximately $80.0 million and $170.0 million for the three and nine months ended September 30, 2000, respectively.

     Additionally, the Company recorded a charge to asset impairments and unusual items of approximately $97.9 million and $211.9 million for the three and nine months ended September 30, 2000, respectively, related to net gains and losses on operations divested during the respective periods. Furthermore, the Company recorded charges of approximately $182.2 million and $284.6 million for the three and nine months ended September 30, 2000, respectively, for operations held-for-sale that have a carrying value greater than management's best current estimate of anticipated proceeds. The Company monitors operations held-for-sale on an ongoing basis to identify potential further impairments as they arise.

     In connection with merger transactions that the Company completed in 1998, the Company incurred $31.6 million and $111.3 million for the three and nine months ended September 30, 1999. Such costs included transitional wages and other reorganizational costs. Offsetting these costs for the nine months ended September 30, 1999 was a cumulative adjustment of $15.6 million primarily to conform accounting methods of the Company's ash monofil landfills to that of its solid waste landfills.

  Income (Loss) from Operations

     Income from operations was $113.2 million and $731.2 million for the three and nine months ended September 30, 2000, respectively, as compared to a loss of $1.1 billion and income of $356.3 million for the corresponding periods of 1999.

  Other Income and Expenses

     Other income and expenses consists of interest expense, interest income, other income and minority interest. The most significant of these is interest expense. The increase in interest expense for the nine months ended September 30, 2000, as compared to the prior year nine month period, is primarily due to the decline in the Company's public credit ratings during the last half of 1999. This decline caused the Company to increase the use of its bank credit facilities instead of the previously used commercial paper program, which resulted in increased borrowing rates. The increase was also due to a general market increase in interest rates since the third quarter of 1999. The decline in interest expense during the three months ended September 30, 2000 as compared to the prior year third quarter is due primarily to the Company's overall debt reduction in 2000. Additionally contributing to period to period changes in interest expense is the amount of interest that the Company has capitalized during these periods. The Company capitalized interest of $6.4 million and $29.7 million in the three and nine months ended September 30, 1999, respectively as compared to $5.9 million and $15.2 million during three and nine months ended September 30, 2000, respectively.

  Provision for (Benefit From) Income Taxes

     The Company recorded a provision for income taxes of $131.1 million and $300.8 million for the three and nine months ended September 30, 2000, respectively. The Company recorded a benefit of $335.8 million and a provision of $139.8 million for the three and nine months ended September 30, 1999, respectively. The difference between the federal income taxes computed at the federal statutory rate and the reported provision for income taxes for the three and nine months ended September 30, 2000 is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, non-deductible held-for-sale impairment charges associated with certain businesses, and non-deductible losses on the divestiture of assets that closed during the respective periods. Excluding non-deductible held-for-sale impairment charges associated with certain businesses, non-deductible losses on the divestiture of assets that closed during the respective periods, and other unusual items, the Company recorded a tax provision of 40.1% and 41.1% of pre-tax income for the three and nine months ended September 30, 2000, respectively.

  Net Loss

     For the three and nine months ended September 30, 2000, net loss was $190.8 million and $135.5 million, respectively, as compared to losses of $947.8 million and $282.8 million for the respective prior periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements primarily stem from (i) its working capital needs for its ongoing operations, (ii) capital expenditures for construction and expansion of its landfill sites, as well as new trucks and equipment for its collection operations, (iii) refurbishments and improvements at its waste-to-energy facilities and (iv) business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds. Historically, the Company has also obtained financing from various financing sources available to the Company at the time, including the incurrence of debt and the issuance of its common stock. In August 1999, the Company announced a strategic plan that included the sale of its WM International operations, its non-core operations and selected NASW operations. The proceeds from these dispositions, which are primarily expected to be realized in 2000 and the first part of 2001, have been and are expected to continue to be utilized for debt repayment, repurchase of shares or selected tuck-in acquisitions. Although the Company has unused and available credit capacity under its domestic bank facilities of $1.2 billion at September 30, 2000 and $1.0 billion at November 3, 2000, the Company expects reductions in bank line availability as debt levels are decreased in connection with the strategic plan. In connection with its strategic plan, the Company's acquisition activity has decreased as compared to prior years and the divestiture activity has increased. As such, the Company's level of capital expenditures is expected to decline along with its needs for large amounts of credit capacity.

     Under the terms of the Company's $1.6 billion syndicated loan facility (the "Syndicated Facility") and its $1.5 billion senior revolving credit facility (the "Credit Facility"), the Company is obligated to repay its indebtedness under such facilities with the cash proceeds to be received from divestitures pursuant to the Company's strategic plan, including divestitures of its WM International operations, domestic non-core operations and selected NASW operations. Specifically, the Company was required to utilize the first $1.5 billion of net proceeds from the divestitures to repay indebtedness, which it has done. Additionally, the Company is required to use 50% of the additional net proceeds greater than $1.5 billion and up to $2.5 billion from divestitures to repay the indebtedness under the Syndicated and Credit Facilities. As of September 30, 2000, the Company had received proceeds of approximately $2.1 billion from its divestitures, approximately $175 million of which was used to repay the Company's Eurocurrency facilities in the second quarter of 2000, approximately $100 million was used for repayment of divestiture subsidiary debts and approximately $1.9 billion of which has been used to repay indebtedness under the domestic facilities. Due to these terms, at September 30, 2000, the Company is obligated to utilize approximately $200 million of net proceeds from the remaining scheduled divestitures to repay indebtedness under such facilities. The Company intends to refinance this amount through the use of the Credit Facility and Syndicated Facility and therefore, has classified these borrowings as long-term.

     As of September 30, 2000, the Company had a working capital deficit of $833.2 million (a ratio of current assets to current liabilities of 0.79:1) and a cash balance of $144.8 million, which compares to a working capital deficit of $1.3 billion (a ratio of current assets to current liabilities of 0.83:1) and a cash balance of $181.4 million at December 31, 1999. For the nine months ended September 30, 2000, cash used to acquire businesses of $217.5 million, capital expenditures of $913.1 million and net debt reductions of approximately $2.7 billion were primarily financed with cash flows from operating activities of $1.7 billion and proceeds from the sale of assets of $2.1 billion. Favorably impacting cash flows from operations for the nine months ended September 30, 2000 was a tax refund of approximately $200 million and improvements in the Company's accounts receivable average days sales outstanding. For the nine months ended September 30, 1999, cash used to acquire businesses of $1.2 billion and capital expenditures of $876.9 were primarily financed with cash flows from operating activities of $1.2 billion, proceeds from the sale of assets of $558.9 million, and net debt proceeds of $282.0 million.

     Through September 30, 2000, the Company repurchased, for cash, approximately $397 million of its 5.75% convertible subordinated notes due 2005 that were outstanding at December 31, 1999 with funds available from internally generated cash flows and its domestic credit facilities. In October 2000, the Company retired approximately $250 million of senior notes at an interest rate of 6.25% with proceeds from the Syndicated Facility.

     On July 17, 1998, the Company issued $600 million of 6 1/8% mandatorily tendered senior notes, due on July 15, 2011. This debt instrument is subject to certain mandatory tender features as described in the indenture, which may require the purchase by the Company of a portion of or all of the outstanding notes on July 15, 2001. The Company intends to use borrowings available under the Syndicated Facility and/or the Credit Facility in the event it must purchase the notes on July 15, 2001. Accordingly, these borrowings have been classified as long-term at September 30, 2000.

     As described in Note 5 to the consolidated financial statements contained elsewhere herein, the Company funded approximately $124.0 million to the trust of WM Holdings' qualified defined benefit plan in September of 2000. The Company expects to settle its remaining obligations in conjunction with the termination of the plan during the fourth quarter of 2000 at which time the Company expects to make payments of approximately $61.0 million to the plan's trust.

     As a result of financial difficulties experienced during the second quarter of 2000 by one of the Company's surety bond providers, it became necessary for the Company to obtain replacement bonding for this surety's financial assurance bonds. Arrangements for replacement financial assurance have been completed and the Company has available sufficient surety capacity to meet its ongoing operating requirements.

     The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the landfills and the capping of the final uncapped areas of the landfills, and for post-closure of the landfills it operates or for which it is otherwise responsible. The final closure and post-closure liabilities are charged to expense as airspace is consumed such that the present value of total estimated final closure and post-closure cost will be accrued for each landfill at the time each site discontinues accepting waste and is closed. The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 86 sites listed on the NPL. The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. In instances in which the Company has concluded that it is probable that a liability has been incurred, an accrual has been recorded in the financial statements.

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

RECENT DEVELOPMENTS

     In August 2000, the Company announced its agreement with Reliant Energy to develop 12 landfill gas-to-energy projects in Texas. Pursuant to the agreement, the Company will gather, transport and deliver landfill gas to Reliant Energy at each electric generation facility, which are being built at the Company's landfill sites. The 12 "Green Power" projects are expected to produce a total of 44 megawatts of electricity, enough to power approximately 13,000 homes. Additionally, in September 2000, the Company announced an agreement to sell 2.5 megawatts of electricity from the Monroe Livingston Power Production Plant in Scottsville, N.Y. to Energy Cooperative of New York, Inc. The "Green Power" source is landfill gas from the Company's Monroe Livingston landfill, which is used to fuel engines, which, in turn, generate electricity.

     In September 2000, two of the Company's wholly-owned subsidiaries entered into a Final Project Agreement with the U.S. Environmental Protection Agency and the Virginia Department of Environmental Quality for waste treatment projects at two landfills in Virginia. The projects are part of the EPA's Project XL program, a national pilot program that allows state and local governments, businesses and federal facilities to work with the EPA in developing innovative strategies to test better or more cost-effective ways of achieving environmental and public health protection.

     On September 28, 2000, the Company announced that one of its wholly-owned subsidiaries has entered into an agreement to sell its operations in Sweden to Miljoservice Svergige AB, a subsidiary of SITA, and Sydkraft AB, for approximately $191 million. The sale, which is expected to close in the fourth quarter of 2000, is subject to the approval of regulatory authorities and customary conditions.

     In October 2000, the Company announced that it and Sony Electronics were launching an electronics recycling program in the State of Minnesota. The "Sony Only" program is a five-year agreement in which residential and commercial customers are encouraged to bring their old Sony electronic items to designated drop-off points for recycling at no cost. Also in October 2000, the Company announced that it has signed an agreement with the U.S. Environmental Protection Agency to research and develop landfill bioreactor and biocover projects. Phase I of the five-year agreement begins with projects at the Company's Outer Loop Recycling and Disposal Facility in Louisville, Kentucky.

     On October 31, 2000, one of the Company's wholly-owned subsidiaries sold its waste services operations in Indonesia for approximately $10 million.

     In November 2000, the Company announced that its wholly-owned subsidiary, Wheelabrator Environmental Systems Inc., has reached agreement to sell eight independent power plants in the United States to Duke Solutions, a wholly-owned subsidiary of Duke Energy, for approximately $81 million. The Company expects the sale to be completed in the fourth quarter. The Company also announced in November 2000 that its wholly-owned subsidiary had sold its coal services business to The Savage Companies for approximately $55 million. Finally, in November 2000, the Company announced that its wholly-owned subsidiary, Container Recycling Alliance, L.P., will open a glass recycling facility for Gallo Glass Company by February 2001 to meet Gallo's specifications of zero-tolerance for non-glass materials.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain guidance within SFAS No. 133.

     The Company is presently in the process of reviewing its contracts for purposes of assessing the impact of the adoption of SFAS No. 133, as amended, including identifying derivative instruments, determining fair market values of derivatives, designating and documenting hedge relationships, and evaluating the effectiveness of those hedging relationships. As a result of this review, the Company has preliminarily determined that

SFAS No. 133 will primarily be applicable to the Company's accounting for commodity swap agreements and interest rate swap agreements. The Company expects that, upon adoption of SFAS No. 133, as amended, the majority of its commodity swap agreements will be designated as cash flow hedges and the majority of its interest rate swap agreements will be designated as fair value hedges. Such treatment will result in the difference between the derivatives' previous carrying amounts and the related fair values being reported in the Company's statement of comprehensive income or included as a component of net income, reflected as a cumulative effect of change in accounting principle, net of income taxes.

     The efforts of the Company to date and during the fourth quarter of 2000 will enable the Company to adopt SFAS No. 133, as amended, on January 1, 2001. The efforts of the Company completed to date respecting SFAS No. 133, as amended, have led management to presently conclude the accounting prescribed by SFAS No. 133, as amended, will likely not have a material effect on its statement of financial position or results of operations. However, the actual financial statement impact attributable to the adoption of SFAS No. 133, as amended, may be different than currently anticipated as a consequence of changes in:

     (1) certain factors which may directly impact the quantification of fair values of identified derivatives, which include, but are not limited to, changes in interest rates and commodity prices, and

     (2) the Company's assessment of its portfolio of derivative instruments resulting from (i) the execution of additional contracts during the fourth quarter of 2000 and (ii) the completion of certain of the Company's efforts respecting the adoption of SFAS No. 133, as amended, during the fourth quarter of 2000.

     In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"). SAB No. 101 provides registrants guidance on the recognition, presentation and disclosure of revenue in financial statements, and it is required to be adopted by the Company in the fourth quarter of 2000. Management does not expect that the adoption of SAB No. 101 will have a material effect on its consolidated financial statements.

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

     In July 1998, a business owner who received WM Holdings common stock in the sale of his business to WM Holdings brought a purported class action against that company alleging breach of warranty. In October 1999, the court certified a class consisting of all sellers of business assets to WM Holdings between January 1, 1990, and February 24, 1998, whose purchase agreements with WM Holdings contained express warranties regarding the accuracy of WM Holdings' financial statements. In March 2000, the court of appeals upheld this certification order. Also in March 2000, the trial court granted summary judgment on the claim of breach of warranty against WM Holdings and in favor of all members of the class except for a discrete group of plaintiffs whose claims may have expired under applicable statutes of limitations. The class as currently constituted consists of twenty-six transactions. The extent of damages in this class action has not yet been determined.

     In March 2000, a group of companies that sold their assets to WM Holdings in exchange for common stock in March 1996 pursuant to an asset purchase agreement (and who otherwise would have been included in the above class, as currently defined), brought a separate action against the Company for breach of contract and fraud, among other things. The parties are engaged in efforts to resolve the dispute. The extent of damages in the underlying dispute has not yet been determined and will ultimately be set by arbitration if a resolution is not reached by the parties.

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

     In March and April 1999, two former officers of WM Holdings sued the Company for retirement and other benefits. Additionally, a third former officer brought a similar action, which was subsequently dismissed without prejudice in March 2000. The Company has reached agreements to settle the disputes between it and each of these former officers.

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

     The lead plaintiff filed its Amended Consolidated Class Action Complaint (the "Complaint") on July 14, 2000. The Complaint pleads claims on behalf of a putative class consisting of all purchasers of Company securities (including common stock, debentures and call options), and all sellers of put options, from June 11, 1998 through November 9, 1999. The Complaint also pleads additional claims on behalf of two putative subclasses: (i) the "Merger Subclass," consisting of all persons who exchanged WM Holdings shares for the Company's stock when WM Holdings and the Company merged, and (ii) the "Eastern Merger Subclass," consisting of all persons who exchanged Eastern Environmental Services, Inc. ("Eastern") stock for the Company's stock when Eastern and the Company merged on December 31, 1998 (the "Eastern Merger"). Among other things, the plaintiffs allege that the Company and certain of its current and former officers and directors (i) made misrepresentations in the registration statement and prospectus filed with the SEC in connection with the WM Holdings Merger,
(ii) made knowingly false earnings projections for the three months ended June 30, 1999, (iii) failed to adequately disclose facts relating to its earnings projections that the plaintiffs allege would have been material to purchasers of the Company's common stock and (iv) made separate and distinct misrepresentations about the Company's operations and finances on and after July 29, 1999, culminating in the Company's taking a pre-tax charge of $1.76 billion in the third quarter of 1999. The plaintiffs also claim that certain of the Company's current and former officers and directors sold common stock between May 10, 1999 and June 9, 1999 at prices allegedly known to have been inflated by the alleged material misstatements and omissions. The plaintiffs in these actions seek damages with interest, costs and such other relief as the court deems proper. Defendants filed a motion to dismiss on October 3, 2000. The case is at an early stage and the extent of possible damages, if any, cannot yet be determined.

     On June 29, 2000, a putative class action was filed against the Company in Delaware state court by a class of former shareholders of Eastern who exchanged their Eastern shares for the Company's shares in the Eastern Merger. The plaintiffs allege that the Company stock they received in exchange for their Eastern shares was overvalued for the reasons alleged in the consolidated class actions in Texas, described above. The claims and putative class members in this case fall within the scope of the consolidated class actions in Texas. On August 4, 2000, the Company removed the case from the state court to the United States District Court for the District of Delaware and moved to transfer the case to the United States District Court for the Southern District of Texas, where the consolidated Texas class actions are pending. On September 1, 2000, the plaintiffs moved to remand the case to the Delaware state court and asked the Delaware federal court to defer consideration of the Company's transfer motion until it rules on the plaintiffs' remand motion. The Company has opposed the remand motion. All motions currently are pending. The case is at an early stage, and the extent of possible damages, if any, cannot yet be determined.

     The Company has been sued in several lawsuits, and an arbitration action has been initiated, by individuals who received common stock in the sales of their businesses to the Company or to a company later acquired by the Company. The arbitration action relates to the sale of a business to Eastern. For reasons similar to those alleged in the class actions described above, or for reasons related to the acquisition by the business by Eastern, the sellers of the business allege that the stock received was overvalued. All of these matters are in an early stage and the extent of possible damages, if any, cannot yet be determined.

     In addition, three of the Company's shareholders have filed purported derivative lawsuits against certain current and former officers and directors of the Company in connection with the events surrounding the Company's second quarter 1999 earnings projections and July 6, 1999 earnings announcement. Two of these lawsuits were filed in the Delaware Court of Chancery on July 16, 1999 and August 18, 1999, respectively, and one was filed in the United States District Court for the Southern District of Texas on July 27, 1999. The Delaware cases have been consolidated and the plaintiffs have filed an amended consolidated complaint. The amended complaint alleges claims relating to the Company's 1999 annual and quarterly earnings, sales of Company stock by certain of the Company's current and former officers and directors, and alleged self-dealing by certain of the Company's current and former officers. The plaintiffs in these actions purport to allege derivative claims on behalf of the Company against these individuals for alleged breaches of fiduciary duty resulting from their common stock sales during the three months ended June 30, 1999 and/or their oversight of the Company's affairs. The lawsuits name Waste Management, Inc. as a nominal defendant and seek compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the respective courts deem proper. The defendants have not yet been required to respond to the complaints.

     As part of the Company's investigation, the Company's Board of Directors authorized its Special Committee I to conduct a full investigation and evaluation of all matters relating to: (i) the reporting of the Company's first and second quarter 1999 operating results; (ii) the sales of the Company's stock by certain current and former corporate officials; and (iii) the allegations made in pending litigation respecting these and certain other matters and to report its findings and recommendations to those members of the Board of Directors it finds are sufficiently disinterested to act upon its findings and recommendations. Following its review of the Special Committees' recommendations, the Board of Directors passed a resolution on September 25, 2000 directing the Company's management and counsel to take appropriate action consistent with the Board's conclusions with respect to the issues under review. These actions included direction to the Company's management and counsel to seek a dismissal of the shareholder derivative actions described above.

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

     The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the foreign, federal, state, and local level, including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved related to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2000, there were three proceedings involving Company subsidiaries where the sanctions involved could potentially exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time.

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

     The Company or certain of its subsidiaries have been identified as potentially responsible parties in a number of governmental investigations and actions relating to waste disposal facilities which may be subject to remedial action under the Comprehensive Environmental Response, Compensation and Liabilities Act of 1980, as amended ("CERCLA" or "Superfund"), or similar state laws. The majority of these proceedings involve allegations that certain subsidiaries of the Company (or their predecessors) transported hazardous substances to the sites in question, often prior to acquisition of such subsidiaries by the Company. CERCLA generally provides for joint and several liability for those parties owning, operating, transporting to or disposing at the sites. Such proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial and could have a material adverse effect on the Company's financial statements.

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

     In August 1999, sludge materials from trucks entering the Company's Woodland Meadows Landfill in Michigan were seized by the Federal Bureau of Investigation pursuant to an investigation of the generator of the sludge materials, a company that provides waste treatment services. Subsequently, the Company received two Grand Jury subpoenas as well as requests for information from the Michigan Department of Environmental Quality, seeking information related to the landfill's waste acceptance practices and the Company's business relationship with the generator. According to affidavits attached to the subpoena, the generator's treatment plant was sold by the Company to the generator in May 1998. The Company is cooperating with the pending investigation and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements.

     As of September 30, 2000, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 86 locations listed on the NPL. Of the 86 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially developed by others as land disposal facilities. At each of the 17 owned facilities, the Company is working in conjunction with the government to characterize or remediate identified site problems. In addition, at these 17 facilities, the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 69 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain. Any of these matters could have a material adverse effect on the Company's financial statements.

     In November 1998, the Company was sued by the estate of Shayne Conner, who died on November 24, 1995 in Greenland, New Hampshire. Plaintiffs allege that Mr. Conner's death was caused by biosolids that were applied to a nearby field by the Company's BioGro business unit. The Company has divested of this business unit, and has been indemnified for any liability as a result of the lawsuit by the purchaser thereof.

     In February 1999, a San Bernardino County, California grand jury returned an amended felony indictment against the Company, certain of its subsidiaries and their current or former employees, and a County employee. The proceeding was based on events that allegedly occurred before the WM Holdings Merger in connection with a WM Holdings landfill development project. The indictment included allegations that certain of the defendants engaged in conduct involving fraud, wiretapping, theft of a trade secret and manipulation of computer data, and that they engaged in a conspiracy to do so. In October 2000, the Company entered into a settlement with the County pursuant to which all criminal charges filed against the Company and its subsidiaries will be dismissed. In connection with the settlement, one of the Company's subsidiaries agreed to pay $4.95 million into the County's general fund for court and administrative costs incurred by the County in connection with the proceedings and agreed to reimburse the District Attorney and Sheriff's departments for their costs in the investigation. Additionally, as part of the settlement, the County acknowledged that the Company had been named as a defendant in error since the alleged events the proceedings were based on occurred before the WM Holdings Merger and therefore, the Company had no involvement in such events.

     The Company has brought suit against a substantial number of insurance carriers in an action entitled Waste Management, Inc. et al. v. The Admiral Insurance Company, et al. pending in the Superior Court in Hudson County, New Jersey. In this action, the Company is seeking a declaratory judgment that environmental liabilities asserted against the Company or its subsidiaries, or that may be asserted in the future, are covered by insurance policies purchased by the Company or its subsidiaries. The Company is also seeking to recover defense costs and other damages incurred as a result of the assertion of environmental liabilities against the Company or its subsidiaries for events occurring over at least the last 25 years at approximately 137 sites and the defendant insurance carriers' denial of coverage of such liabilities. While the Company has reached settlements with some of the carriers, the remaining defendants have denied liability to the Company and have asserted various defenses, including that environmental liabilities of the type for which the Company is seeking relief are not risks covered by the insurance policies in question. The remaining defendants are contesting these claims vigorously. Discovery is complete as to the 12 sites in the first phase of the case and discovery is expected to continue for several years as to the remaining sites. The Company and the defendants filed motions for summary judgement with respect to the 12 phase one sites. In August 2000, the court denied four of the defendants' motions while granting one of the Company's motions. The court has not yet ruled on the motions with respect to the remaining seven phase one sites. Currently, no trial date has been set. The Company is unable at this time to predict the outcome of this proceeding. No amounts have been recognized in the Company's financial statements for potential recoveries.

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

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

        EXHIBIT
          NO.*                                   DESCRIPTION
        -------                                  -----------
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

                                            WASTE MANAGEMENT, INC.

                                            By:     /s/ BRUCE E. SNYDER
                                              ----------------------------------
                                              Bruce E. Snyder
                                              Vice President and
                                              Chief Accounting Officer
                                              (Principal Accounting Officer)

Date: November 8, 2000

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.*                                   DESCRIPTION
        -------                                  -----------
         12              -- Computation of Ratio of Earnings to Fixed Charges.
         27              -- Financial Data Schedule.

---------------

* In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.