Form 10-K
period 2000-12-31
WASTE MANAGEMENT INC
filed 2001-03-13
CIK 823768

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 8, 2001, was approximately $16,902,407,699. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

     The number of shares of Common Stock, $.01 par value, of the registrant outstanding at March 8, 2001, was 624,244,514 (excluding treasury shares of 5,377,308).

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT                                  INCORPORATED AS TO
                   --------                                  ------------------
           Proxy Statement for the
     2001 Annual Meeting of Stockholders                          Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                      PART I

  Item 1.    Business....................................................     1
  Item 2.    Properties..................................................    13
  Item 3.    Legal Proceedings...........................................    14
  Item 4     Submission of Matters to a Vote of Security Holders.........    14

                                     PART II

  Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................    14
  Item 6.    Selected Financial Data.....................................    15
  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    16
  Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...    29
  Item 8.    Financial Statements and Supplementary Data.................    31
  Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures...................................    79

                                     PART III

  Item 10.   Directors and Executive Officers of the Registrant..........    79
  Item 11.   Executive Compensation......................................    80
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................    80
  Item 13.   Certain Relationships and Related Transactions..............    80

                                     PART IV

  Item 14.   Financial Statement Schedules, Exhibits, and Reports on Form
             8-K.........................................................    80

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Waste Management, Inc. is one of the largest publicly-owned companies providing integrated waste services in North America. Through our subsidiaries, we provide collection, transfer, recycling and resource recovery, and disposal services. We are also a leading developer, operator and owner of waste-to-energy facilities in the United States. Our customers include commercial, industrial, municipal and residential customers, other waste management companies, governmental entities and independent power markets. During 2000, none of our customers accounted for more than 5% of our operating revenue. We employed approximately 57,000 people as of December 31, 2000.

     The Company was incorporated in Oklahoma in 1987 under the name "USA Waste Services, Inc." and was reincorporated as a Delaware company in 1995. In 1998, we merged with Waste Management, Inc., who became our 100% owned subsidiary and whose name we changed to Waste Management Holdings, Inc., or "WM Holdings." At the same time, we changed our name to Waste Management, Inc. When the terms "Waste Management," "WMI," the "Company," or "we" are used in this document, those terms are being used to refer to Waste Management, Inc., its subsidiaries, affiliates and predecessors, unless the context requires otherwise. The Company's principal executive offices are located at 1001 Fannin Street, Suite 4000, Houston, Texas 77002. Our telephone number at that address is (713) 512-6200. Our stock is traded on the New York Stock Exchange under the symbol "WMI."

     In past years, the waste management industry went through a period of significant consolidation. Through acquisitions, we grew from a regional provider of solid waste collection, transfer and disposal services to a national and international provider of solid waste services as well as recycling, portable sanitation, industrial cleaning, hazardous waste management and radioactive waste management services. We also became a leading developer of facilities for, and a provider of services to, the waste-to-energy and waste-fuel powered independent power markets. By year end 1998, we were operating throughout the United States, in Canada, Mexico, throughout Europe, the Pacific Rim, South America and in other select international markets.

     In 1999, the Company announced a strategic plan focused on emphasizing internal growth and focusing on our core business -- North American solid waste management services. As part of the plan, beginning in 1999 and throughout 2000, we sold the majority of our international operations and certain of our non-integrated North American solid waste operations. We also have sold, or announced agreements to sell, most of our non-solid waste operations, including our: low-level and other radioactive waste operations; organic residuals operations; industrial services and hazardous waste treatment operations; and independent power plants. The proceeds from the sales were used to repay a portion of our debt. More information about these sales and our debt repayments can be found in Notes 4 and 7 to the consolidated financial statements.

     Also as part of the plan, we began other initiatives in 1999 that continued through 2000, including:

     - Linking our information technology initiatives to our business strategy and rolling out new software systems that give our employees better tools to do their jobs;

     - Developing standard policies and procedures, and increasing the flow of communication in an effort to streamline our business and bring more discipline and accountability, but at the same time maintain decentralized operations, so that authority is still close to the customer; and

     - Restoring a capital expenditure policy that focuses on the internal growth rather than the external growth of the Company.

     We plan to continue focusing on internal growth and profits as opposed to external growth, or growth through acquisitions. We believe that there remain opportunities to expand our services through acquisitions of businesses and operations that can be effectively integrated with our operations, and will pursue those opportunities when available. However, our goal is to refocus on our core business of North American solid waste management and build a stronger company by continuing to find new ways to increase efficiency, improve productivity and achieve greater profitability.

OPERATIONS

  General

     The table below shows for each of the three years in the three-year period ended December 31, 2000 the total revenues (in millions) contributed by our principal lines of business. More information about the results of operations for our principal lines of business is included in Note 15 to the consolidated financial statements.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
North American Solid Waste:
  Collection............................................  $ 7,675   $ 7,553   $ 6,964
  Disposal..............................................    3,366     3,267     3,169
  Transfer..............................................    1,394     1,195     1,054
  Recycling and other...................................      805       664       653
  Intercompany..........................................   (2,022)   (1,994)   (1,696)
                                                          -------   -------   -------
                                                           11,218    10,685    10,144
WM International........................................      809     1,651     1,534
Non-solid waste.........................................      465       791       948
                                                          -------   -------   -------
Operating revenues......................................  $12,492   $13,127   $12,626
                                                          =======   =======   =======

  North American Solid Waste

     The Company's North American solid waste, or "NASW," operations are comprised of six geographic operating Areas with similar economic characteristics. The services provided by the NASW Areas include collection, transfer, disposal (solid waste landfills, hazardous waste landfills and waste-to-energy facilities), recycling and other services in the United States, Canada and Mexico.

     Collection. Collection involves picking up and transporting waste from where it was generated to a transfer station or site of disposal. Depending on the type of customer being served, we generally provide collection services under one of two types of arrangements:

     - For commercial and industrial collection services, there is generally a one to three-year service agreement. The fees under the agreements are determined by factors such as collection frequency, type of collection equipment furnished by the Company, type and volume or weight of the waste collected, the distance to the disposal facility, labor cost and cost of disposal. As part of the service, we provide steel containers to most of the commercial and industrial customers to store their solid waste. The containers range in size from one to 45 cubic yards and are designed so that they can be lifted mechanically and either emptied into a truck's compaction hopper or directly into a disposal site. By using containers, we can service most of our commercial and industrial customers with trucks operated by only one employee.

     - For most residential collection services, there is a contract with, or franchise granted by, a municipality or regional authority that has granted the Company the exclusive right to service all or a portion of the homes in that jurisdiction. These contracts or franchises are typically for one to five years, but can sometimes be much longer. The fees for residential collection are either paid by the authorities from their tax revenues or service charges, or are paid directly by the residents receiving the service.

     Transfer Stations. A transfer station is a facility located near residential and commercial collection routes where solid waste is received from trucks and then transferred to and compacted in large, specially constructed containers for transportation to disposal sites. Fees at transfer stations are usually based on the type and volume or weight of the waste transferred and the transportation distance to the disposal site. At

December 31, 2000, we operated approximately 300 transfer stations in North America. There are two main reasons for using transfer stations:

     - Their use reduces the costs associated with transporting waste to final disposal sites. This is because consolidating and compacting the waste increases the density of the waste, allowing more waste to be transported in one trip. The consolidation of the waste therefore also improves the use of collection personnel and equipment.

     - The use of transfer stations can also help us internalize disposal costs. Internalization means we are able to pay ourselves, rather than a third party, the fees charged to dispose of waste we picked up. This is because a greater percentage of the waste we collect can be efficiently disposed of at one of our own disposal sites, rather than having to use one owned by a third party.

     Disposal. Landfills are the main depository for solid waste in North America. Solid waste landfills are located on land with geological and hydrological properties that limit the possibility of water pollution, and are operated under prescribed procedures. Currently, solid waste landfills must be designed, permitted, operated and closed in compliance with federal, state and local regulations pursuant to Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). The operation of a solid waste landfill includes excavation, construction of liners and final caps, continuous spreading and compacting of waste, and covering of waste with earth or other inert material at least once a day. These operations are carefully planned to maintain sanitary conditions and to ensure the best possible use of the airspace and prepare the site so it can ultimately be used for other purposes.

     Access to a disposal facility, such as a solid waste landfill, is a necessity for all solid waste management companies. While access can be obtained to disposal facilities owned or operated by unaffiliated third parties, we believe it is usually preferable for our collection operations to use disposal facilities that we own or operate. That way, access can be assured on favorable terms, and the Company achieves greater internalization, or pays itself instead of a third party. The fees charged at disposal facilities, which are known as "tipping fees," are based on market factors and the type and weight or volume of solid waste deposited and the type and size of the vehicles used in the transportation of the waste.

     We also operate 5 secure hazardous waste landfills in the United States. Under RCRA, all hazardous waste landfills must be permitted by the federal government, and all of ours have obtained such permits. These landfills must also comply with certain operating standards, and our hazardous waste landfills have received the permits and approvals needed to accept hazardous waste, although some of them can only accept certain kinds of hazardous waste. Only hazardous waste in a stable, solid form which meets applicable regulatory requirements can be deposited in our secure disposal cells. Additionally, our hazardous waste landfills are sited, constructed and operated in a manner designed to provide long-term containment of the waste.

     Additionally, hazardous waste sometimes can be treated before disposal. Generally, these treatments involve the separation or removal of solid materials from liquids and chemical treatments that involve the transformation of wastes into inert materials. The Company operates a hazardous waste facility at which it isolates treated hazardous wastes in liquid form by injection into deep wells that have been drilled in rock formations far below the base of fresh water to a point that is separated by other substantial geological confining layers.

     We owned or operated 305 solid waste and hazardous landfills at December 31, 2000. The tonnage volume that we received in 2000 is shown below (in thousands):

                                                      # OF SITES   TOTAL TONS   TONS PER DAY
                                                      ----------   ----------   ------------
Solid waste.........................................     300        119,676         440
Hazardous...........................................       5          1,794           7
                                                         ---        -------         ---
                                                         305        121,470         447
                                                                                    ===
Closed during 2000..................................       7            198
Sold during 2000....................................      23          1,851
                                                         ---        -------
                                                         335        123,519
                                                         ===        =======

     Based on remaining permitted capacity as of December 31, 2000 and projected annual disposal volumes, the average remaining landfill life for these landfills was approximately 18 years. When based on remaining permitted capacity and probable expansion capacity, the average remaining landfill life for these landfills was approximately 29 years. For the Company's operating landfills as of December 31, 2000, the expected remaining airspace capacity in cubic yards and the expected remaining landfill gate tons is shown below (in thousands):

                                                                  PROBABLE
                                                      PERMITTED   EXPANSION     TOTAL
                                                      ---------   ---------   ---------
Remaining cubic yards...............................  3,068,114   1,835,985   4,904,099
Remaining tonnage...................................  2,446,683   1,477,775   3,924,458

     The estimated operating lives, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2000, is as follows:

                                                  0 TO 5   6 TO 10   11 TO 20   21 TO 40   41+   TOTAL
                                                  ------   -------   --------   --------   ---   -----
Owned/operated through lease....................    33       29         48         73      76     259
Contracts, primarily with municipalities........    19        4          7         10       6      46
                                                    --       --         --         --      --     ---
Total...........................................    52       33         55         83      82     305

     In the ordinary course of business, we apply for and generally receive landfill airspace expansions prior to reaching permitted capacities and we generally receive operating contract renewals prior to the end of disposal site operating agreements.

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

     As part of our residential solid waste collection services, we engage in curbside collection of recyclable materials from residences in the United States and Canada. Curbside recycling services generally involve the collection of recyclable paper, glass, plastic and metal waste materials, which may be separated by residents into different waste containers or commingled with other recyclable materials. The recyclable materials are then typically deposited at a local materials recovery facility ("MRF"), where they are sorted and processed for sale. We operate over 190 MRFs for the receipt and processing of recyclable materials. Our processing of recyclable materials includes separating recyclable materials according to type and baling or otherwise preparing the separated materials for sale.

     Other. We operate and own 16 waste-to-energy facilities in the United States. Our waste-to-energy projects are capable of processing up to 23,750 tons of solid waste per day. The heat from this combustion process is converted into high-pressure steam, which typically is used to generate electricity for sale to public utility companies under long-term contracts.

     At 66 of our owned or operated solid waste landfill facilities, we are engaged in methane gas recovery operations. These operations involve the installation of a gas collection system into a solid waste landfill facility. Through the gas collection system, gas generated by decomposing solid waste is collected and transported to a gas-processing facility at the landfill site. Through physical and chemical processes, methane gas is separated from contaminants. The processed methane gas is then generally either sold directly to industrial users or to an affiliate of the Company which uses it as a fuel to power electricity generators. Electricity generated by these facilities is sold, usually to public utilities or industrial customers under long-term sales contracts, often under terms or conditions which are subject to approval by regulatory authorities.

     We rent and service portable restroom facilities to municipalities and commercial customers under the name Port-o-let(R), and provide street and parking lot sweeping services.

     We also provide in-plant services, or "IPS," which is an outsourcing of our employees to provide full service waste management to customers at their plants. Because we have vertically integrated waste management operations, we are able to provide customers with full management of their waste, including choosing the right sized containers, finding recycling opportunities, minimizing their waste, and transporting and disposing of their waste.

  WM International

     The Company's international, or "WM International," operations include all of our operations outside of North America. The WM International operations include the collection and transportation of solid, hazardous and medical wastes and recyclable materials and the treatment and disposal of recyclable materials. Also included are the operation of solid and hazardous waste landfills, municipal and hazardous waste incinerators, water and waste water treatment facilities, hazardous waste treatment facilities, waste-fuel powered independent power facilities, and the construction of treatment or disposal facilities for third parties.

     As discussed above, part of our 1999 strategic plan was to divest all of our WM International operations. As of December 31, 2000, all of our WM International operations had been divested except for certain operations in Sweden and our operations in Argentina and Israel. These operations are expected to be sold in 2001.

  Non-Solid Waste Services

     The Company's non-solid waste operations include all hazardous waste management and other North American non-solid waste services (except for hazardous waste landfills, which are included in NASW operations), including low-level and other radioactive waste services, geosynthetic manufacturing and installation services and independent power projects. Hazardous waste management services include the collection, transfer and treatment of hazardous waste. The Company's low-level and other radioactive waste services generally consist of disposal, processing and various other special services related to these types of waste. Additionally, the Company provides hazardous, radioactive and mixed waste program and facilities management services. The geosynthetic manufacturing and installation services generally involve the making and installing of landfill liners. Finally, the services included in the Company's independent power projects are the operation and, in some cases the ownership, of independent power projects that either cogenerate electricity and thermal energy or generate electricity alone for sale to customers, including public utilities and industrial customers.

     These operations are considered "non-core," since they are not part of our NASW operations. Therefore, as discussed above, as part of the 1999 strategic plan, we sold all of these operations other than the geosynthetic manufacturing and installation services and independent power projects in 2000. However, we expect to sell these operations in 2001.

COMPETITION

     The solid waste industry is very competitive. The competition we encounter is from a number of publicly-held companies, locally-owned private solid waste services companies, and large commercial and industrial companies handling their own waste collection or disposal operations. We also have competition from municipalities and other regional government authorities with respect to residential and commercial solid waste collection and solid waste landfills. The municipalities and other regional governmental authorities can sometimes offer lower direct charges to the customer for the same service by subsidizing the cost of services through the use of tax revenues and tax-exempt financing.

     Operating costs, disposal costs, and collection fees vary widely throughout the geographic areas in which we operate. The prices that we charge are determined locally, and typically vary by the volume, type of waste collected, treatment requirements, risks involved in the handling or disposing of waste, frequency of collections, distance to final disposal sites, labor costs and amount and type of equipment furnished to the customer. Intense competition is encountered for both quality of service and pricing. From time to time, competitors may reduce the price of their services and accept lower profit margins in an effort to expand or maintain market share or to successfully obtain competitively bid contracts.

EMPLOYEES

     At December 31, 2000, the Company had approximately 57,000 full-time employees, of which approximately 8,000 were employed in clerical, administrative, and sales positions, 3,000 in management, and the balance in collection, disposal, transfer station and other operations. Approximately 15,000 of our employees are covered by collective bargaining agreements. The Company has not experienced a significant work stoppage, and management considers its employee relations to be good.

INSURANCE AND FINANCIAL ASSURANCE OBLIGATIONS

     We carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers' compensation, directors' and officers' liability, environmental impairment liability, and other coverages we believe are customary to the industry. Except as discussed in the "Legal Proceedings" section of this report, we do not expect the impact of any known casualty, property, environmental insurance or other contingency to be material to our financial condition, results of operations or cash flows.

     Through December 31, 2000, we have not experienced any difficulty in obtaining insurance. However, if we were unable to obtain adequate insurance in the future, or decided to operate without insurance, any partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect upon our financial condition, results of operations or cash flows. Additionally, our continued access to casualty and pollution legal liability insurance with sufficient limits at acceptable terms is an important aspect of obtaining revenue-producing waste service contracts.

     Municipal and governmental waste management contracts typically require performance bonds or bank letters of credit to secure performance. We are also required to provide financial assurance for the final closure and post-closure obligations with respect to our landfills. We establish financial assurance in different ways, depending on the jurisdiction, including escrow-type accounts funded by revenues during the operational life of a facility, letters of credit from third parties, surety bonds and traditional insurance. However, we also establish financial assurance through "captive insurance" which is insurance provided by our wholly-owned, but independent, regulated insurance company subsidiary, National Guaranty Insurance Company ("NGIC"). NGIC is authorized to write up to $925 million in insurance policies or surety bonds for our final closure and post-closure requirements. When the use of NGIC is not acceptable, we have other alternatives as mentioned above.

     As of December 31, 2000, we had provided letters of credit of approximately $1.7 billion, surety bonds of approximately $2.8 billion and insurance policies of approximately $900 million to municipalities, customers and regulatory authorities supporting tax-exempt bonds, performance of landfill final closure and post-closure requirements, insurance contracts, municipal contracts and financial guarantee obligations. We have not experienced difficulty in obtaining financial assurance for our current operations. However, continued availability of surety bonds, letters of credit and insurance policies in sufficient amounts at acceptable rates is an important aspect of obtaining additional tax-exempt financing, municipal collection contracts and obtaining or retaining disposal site or transfer station operating permits.

REGULATION

     The Company's business is subject to extensive and evolving federal, state, local and foreign environmental, health, safety, and transportation laws and regulations. These regulations are administered by the EPA in the United States, various other federal, state, and local environmental, zoning, transportation, land use, health, and safety agencies in the United States and various other agencies outside of the United States. Many of these agencies regularly examine the Company's operations to monitor compliance with these laws and regulations.

     Governmental authorities have the power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in case of violations.

     Because the major component of our business is the collection and disposal of solid waste in an environmentally sound manner, a significant amount of our capital expenditures are related, either directly or indirectly, to environmental protection measures, including compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment. There are costs associated with siting, design, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. In connection with our acquisition, development or expansion of a landfill or transfer station, we must often spend considerable time, effort and money to obtain required permits and approvals. There can not be any assurances that we will be able to obtain governmental approvals needed. Once obtained, operating permits are subject to modification and revocation by the issuing agency. Compliance with these and any future regulatory requirements could require the Company to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

     The primary United States federal statutes affecting the Company's business are summarized below:

     - RCRA, regulates the handling, transportation and disposal of hazardous and non-hazardous wastes and delegates authority to states to develop programs to ensure the safe disposal of solid wastes. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations must be implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. The Company could incur costs in complying with these standards; however, we do not believe that such costs would have a material adverse effect on our operations. From time to time, the Company may incur costs in complying with these standards in the ordinary course of its operations; however all of the Company's planned landfill expansions will be engineered to meet or exceed applicable Subtitle D requirements.

     - The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA's primary means for accomplishing remediation of such problems is to impose liability for cleanup of disposal sites on current owners and operators, former owners and operators at the time of disposal as well as the generators of the waste and the transporters who select the disposal site. Liability under CERCLA is not dependent on the intentional disposal of hazardous wastes. It can be based upon the release or threatened release even as a result of lawful, unintentional and non-negligent action, of any one of the more than 700 "hazardous substances" listed by the EPA, even in very small quantities.

     - The Federal Water Pollution Control Act of 1972 (the "Clean Water Act"), establishes rules for regulating the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid waste disposal sites. If run-off from the Company's operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional rules under the Clean Water Act, which establish standards for management of storm water runoff from landfills and which require landfills to obtain storm water discharge permits. In addition, if a landfill or a transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, if development of a landfill may alter or affect "wetlands," a permit may have to be obtained before such development could commence. This requirement is likely to affect the construction or expansion of many landfill sites. The Clean Waster Act provides for civil, criminal and administrative penalties for violations of its provisions.

     - The Clean Air Act of 1970, as amended (the "Clean Air Act"), provides for increased federal, state and local regulation of the emission of air pollutants. The EPA has applied the Clean Air Act to certain of our operations, including solid waste landfills and waste collection vehicles. Additionally, in 1996, the EPA issued new emission guidelines for solid waste landfills. These regulations impose limits on air emissions from solid waste landfills. These guidelines, along with the new permitting programs established under the recent Clean Air Act amendments, will likely subject solid waste landfills to significant new permitting requirements and, in some instances, require installation of methane gas recovery systems to reduce emissions to allowable limits. However, the costs of compliance with Clean Air Act permitting and emission control requirements are not anticipated to have a material adverse effect on the Company. At 66 of our facilities, methane gas is recovered and used to power electricity production facilities.

     - The Occupational Safety and Health Act of 1970, as amended ("OSHA"), establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various record keeping, disclosures and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to our operations.

     There are also various state and local regulations that affect our operations. Generally, states have their own laws and regulations that are sometimes more strict than comparable federal laws and regulations governing solid waste disposal, water and air pollution, releases and cleanup of hazardous substances and liability for such matters. Additionally, our collection and landfill operations could be affected by the trend toward requiring the development of waste reduction and recycling programs. Legislative and regulatory measures to either require or encourage waste reduction at the source and waste recycling have also been considered by the United States Congress and the EPA.

     Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Additionally, certain state and local governments have enacted "flow control" regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. In 1994, the United States Supreme Court ruled that a flow control ordinance was unconstitutional. However, from time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. These congressional efforts have been unsuccessful. The United States Congress' adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control, or the adoption of legislation affecting interstate transportation of waste at the state level, could adversely affect the Company's solid waste management services.

     Many states and local jurisdictions have enacted "fitness" laws that allow the agencies that have jurisdiction over waste services contracts or permits to deny or revoke these contracts or permits based on the applicant or permit holder's compliance history. Some states and local jurisdictions go further and consider the compliance history of the parent, subsidiaries or affiliated companies, in addition to the applicant or permit holder. These laws authorize the agencies to make determinations of an applicant or permit holder's fitness to be awarded a contract to operate and to deny or revoke a contract or permit because of unfitness unless there is a showing that the applicant or permit holder has been rehabilitated through the adoption of various operating policies and procedures put in place to assure future compliance with applicable laws and regulations.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

     When we use words like "may," "believe," "expect," "anticipate," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based these forward-looking statements on our current expectations about future events. You should view such statements with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true.

     Outlined below are some of the risks that the Company faces and that could affect our business and financial statements for 2001 and beyond. However, they are not the only risks that the Company faces. There may be additional risks that we do not presently know or that we currently believe are immaterial which could also impair our business.

  We Face Uncertainties Relating to Pending Litigation and Investigations

     On three different occasions during July and August 1999, we lowered our expected earnings per share for the three months ended June 30, 1999. Additionally, in February 1998, Waste Management Holdings announced restatements of its prior-period financial statements.

     More than 30 lawsuits that claim to be based on our 1999 announcements have been filed against us and some of our current and former officers and directors. These lawsuits, which have been consolidated into one action, assert various claims under the federal securities laws, including claims that (i) the projections we made about our June 30, 1999 earnings were false and misleading,
(ii) we failed to disclose information about our earnings projections that would have been important to purchasers of our stock, (iii) we made further misrepresentations after July 29,1999 about our operations and finances, resulting in the Company taking a pre-tax charge of $1.76 billion in the third quarter of 1999, and (iv) we made false or misleading representations in the registration statement and prospectus filed with the SEC in connection with our July 1998 acquisition of WM Holdings. The plaintiffs also claim that certain of our current and former officers and directors sold their common stock during times when they knew the price was artificially inflated by the alleged misstatements and omissions.

     Additionally, individuals who sold their businesses to us, WM Holdings or other companies we later acquired have filed lawsuits against us and WM Holdings alleging various claims, including fraud, breach of contract, breach of warranty, overvaluation of the stock they received and other claims similar to those included in the class action described above.

     Other lawsuits relating to the facts described above, including derivative actions, have been filed against Waste Management Holdings and us. We recently announced a proposed settlement, which is subject to court approval, with respect to the derivative suit against WM Holdings relating to the February 1998 restatement of earnings, as well as claims by former officers of WM Holdings for retirement and other benefits withheld by us.

     The SEC has commenced a formal investigation against WM Holdings with respect to its previously filed financial statements for the years 1991 and earlier through 1997, and the NYSE has notified us that it is reviewing transactions in our common stock before our July 6, 1999 earnings announcement.

     We and our subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of our business.

     We do not believe it is feasible to predict or determine the outcome or resolution of any of these proceedings or investigations. In addition, the timing of the final resolutions to these matters is uncertain. The possible outcomes or resolutions to these matters or any new litigation or governmental proceedings could include judgments against us or settlements and could require substantial payments by us. We believe that adverse outcomes or any other resolution, such as settlements, could have a material adverse effect on our financial condition, results of operations and cash flows.

  We Could Be Liable For Environmental Damages Resulting From Our Operations

     We could be liable if our operations cause environmental damage to our properties or to nearby landowners, particularly as a result of the contamination of drinking water sources or soil. Under current law, we could even be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. Also, we could be liable if we arrange for the transportation, disposal or treatment of hazardous substances that cause environmental contamination, or if a predecessor owner made such arrangements and under applicable law we are treated as a successor to the prior owner. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

     In the ordinary course of our business, we have in the past, and may in the future, become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations. These include proceedings in which:

     - agencies of federal, state, local or foreign governments seek to impose liability on us under applicable statutes, sometimes involving civil or criminal penalties for violations, or to revoke or deny renewal of a permit we need; and

     - citizen groups, adjacent landowners or governmental agencies oppose the issuance of a permit or approval we need, allege violations of the permits under which we operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage.

     The adverse outcome of one or more of these proceedings could have a material adverse effect on our financial condition, results of operations and cash flows.

     From time to time, we have received citations or notices from governmental authorities that our operations are not in compliance with our permits or certain applicable environmental or land use laws and regulations. In the future we may receive additional citations or notices. We generally seek to work with the authorities to resolve the issues raised by such citations or notices. However, we cannot guarantee that we will always be successful in this regard. Where we are not successful, we may incur fines, penalties or other sanctions that could have a material adverse effect on our financial condition, results of operations and cash flows.

     Our insurance for environmental liability meets or exceeds statutory requirements. However, because we believe that the cost for such insurance is high relative to the coverage it would provide, our coverages are generally maintained at statutorily required levels. Due to the limited nature of our insurance coverage for environmental liability, if we were to incur liability for environmental damage, such liability could have a material adverse effect on our financial condition, results of operations and cash flows.

  Governmental Regulations May Restrict Our Operations Or Increase Our Costs Of Operations

     Stringent government regulations at the federal, state and local level in the United States and in other countries in which we have operations have a substantial impact on our business. A large number of complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Among other things, they may restrict our operations and adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

     - limitations on the siting and construction of new waste disposal, transfer or processing facilities or the expansion of existing facilities;

     - limitations and regulations on collection and disposal prices, rates and volumes;

     - limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste; or

     - mandates regarding the disposal of solid waste.

     Regulations also affect the siting, design and closure of landfills and could require us to undertake investigatory or remedial activities, curtail operations or close a landfill temporarily or permanently. Future changes in these regulations may require us to modify, supplement or replace equipment or facilities. The costs of complying with these regulations could be substantial.

     In order to develop, expand or operate a landfill or other waste management facility, we must have various facility permits and other governmental approvals, including those relating to zoning, environmental protection and land use.

  We Face Potential Difficulties In Continuing To Expand And Manage Our Growth

     We have made a number of acquisitions, some of them substantial, and continue to pursue operations that can be effectively integrated with our existing operations. Our future financial results and prospects depend in part on our ability to successfully manage and improve the operating efficiencies and productivity of these acquired operations. In particular, whether the anticipated benefits of acquired operations are ultimately achieved will depend on a number of factors, including our ability to achieve administrative cost savings, rationalization of collection routes, insurance and bonding cost reductions, general economies of scale, and our ability, generally, to capitalize on our asset base and strategic position. Moreover, our ability to operate successfully will depend on a number of factors, including competition from other waste management companies, availability of working capital, ability to maintain margins on existing or acquired operations, and the management of costs in a changing regulatory environment.

     Our future and past acquisitions involve certain other potential risks, including:

     - our failure to accurately assess all of the pre-existing liabilities of acquired companies;

     - unexpected difficulties in successfully integrating the operations of acquired companies with our existing operations;

     - risks and uncertainties regarding government-forced divestitures;

     - restraints imposed by federal and state agencies regarding market concentration and competitor behavior;

     - a lack of attractive acquisition opportunities;

     - our inability to obtain the capital required to finance potential acquisitions on satisfactory terms;

     - the businesses we acquire not proving profitable; and

     - our incurring additional indebtedness or issuing additional equity securities as a result of future acquisitions.

  Our Accounting Policies Concerning Unamortized Capitalized Expenditures Could Result In A Material Charge Against Our Earnings

     In accordance with generally accepted accounting principles, we capitalize certain expenditures and advances relating to acquisitions, pending acquisitions, and disposal site development and expansion projects. We expense indirect acquisition costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, as incurred. Our policy is to charge against earnings any unamortized capitalized expenditures and advances relating to any facility or operation that is permanently shut down, any pending acquisition that is not consummated, and any disposal site development or expansion project that is not completed. The charge against earnings is reduced by any portion of the capitalized expenditure and advances that we estimate will be recoverable, through sale or otherwise. In future periods, we may be required to incur charges against earnings in accordance with our policy. Depending on the magnitude, any such charges could have a material adverse effect on our results of operations.

  The Development And Acceptance Of Alternatives To Landfill Disposal And Waste-To-Energy Facilities Could Reduce Our Ability To Operate At Full Capacity

     Our customers are increasingly using alternatives to landfill disposal, such as recycling and composting. In addition, state and local governments are increasingly mandating recycling and waste reduction at the source and prohibiting the disposal of certain types of wastes, such as yard wastes, at landfills or waste-to-energy facilities. These developments could reduce the volume of waste going to landfills and waste-to-energy facilities in certain areas, which may affect our ability to operate our landfills and waste-to-energy facilities at full capacity, as well as the prices that we can charge for landfill disposal and waste-to-energy services.

  Our Business Is Seasonal In Nature And Our Revenues And Results Vary From Quarter To Quarter

     Our operating revenues are usually lower in the winter months, primarily because the volume of waste relating to construction and demolition activities usually increases in the spring and summer months, and the volume of industrial and residential waste in certain regions where we operate usually decreases during the winter months. Our first and fourth quarter results of operations typically reflect this seasonality. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of our operations.

  Fluctuations In The Price Of Recyclable Materials Affect Our Operating
  Revenues

     Recyclable materials that we process for sale include paper, plastics, aluminum and other commodities which are subject to significant price fluctuations. These fluctuations will affect our future operating revenues and income.

  Intense Competition Could Reduce Our Profitability

     We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists of several large national waste management companies, and local and regional companies of varying sizes and financial resources. We compete with numerous waste management companies as well as with counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial competitive advantages because tax revenues and tax-exempt financing are available to them. In addition, competitors may reduce their prices to expand sales volume or to win competitively bid municipal contracts.

  We May Need Additional Capital If Our Cash Flow Is Less Than Expected

     We currently expect to generate sufficient cash flow from our operations in 2001 to cover our anticipated cash needs for capital expenditures, acquisitions and other cash expenditures. If our cash flow from operations during 2001 is less than currently expected, or our capital requirements increase, either due to strategic decisions or otherwise, we may elect to incur further indebtedness or issue equity securities to cover any additional capital needs. However, we cannot guarantee that we will be successful in obtaining additional capital on acceptable terms.

     Our credit facilities require us to comply with certain financial ratios. If our cash flows are less than expected or our capital requirements are more than expected, we may not be in compliance with the ratios. This would result in a default under our credit agreements. If there were a default, we may not be able to get waivers or amendments to our credit facilities, and the lenders could choose to declare all outstanding borrowings due and payable. If that happened, there can be no assurances that we could fully repay the amounts due. Since we are partially dependent on our credit facilities to fund borrowing needs, any default would have a material adverse effect on our consolidated financial condition and results of operation.

  Efforts by Labor Unions to Organize our Employees Could Divert Management Attention and Increase our Operating Expenses

     In the past, labor unions have made attempts to organize our employees, and these efforts may continue in the future. Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with some of the groups. We cannot predict which, if any, groups of employees may seek union representation in the future or the outcome of collective bargaining. The negotiation of these agreements could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through "cooling off" periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of such work stoppage, our operating expenses could increase significantly.

  Fluctuations in Fuel Costs Could Affect our Operating Expenses and Results

     The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil & gas, actions by OPEC and other oil & gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Because fuel is needed to run our fleet of trucks, price escalations or reductions in the supply of fuel could increase our operating expenses and have a negative impact on net income. In the past, we have implemented a fuel surcharge to off-set fuel increase costs. However, we are not always able to pass through the increased fuel costs due to the terms of certain customers' contracts.

  We Face Risks Relating to General Economic Conditions

     We face risks related to general economic and market conditions, including the potential impact of any economic slowdown, recession, interest rate fluctuation or other adverse external economic conditions. Negative general economic conditions could materially adversely affect our financial condition, results of operation and cash flows.

  We May Encounter Difficulties Deploying Our Enterprise Software

     We are currently in the process of deploying enterprise-wide software systems that will replace our current financial, human resources and payroll systems. These systems may initially contain errors or cause other problems that could adversely affect, or even temporarily disrupt, all or a portion of our operations or the stability of our accounting systems until resolved. We are still in the preliminary stages of the financial system conversion, the completion of which is expected to occur no earlier than the end of 2001.

ITEM 2. PROPERTIES.

     Our principal executive offices are in Houston, Texas, where we lease approximately 396,000 square feet under leasing arrangements expiring at various times through 2010. We also have field-based administrative offices in California, Illinois, Pennsylvania, New Hampshire, Georgia and Ontario, Canada.

     Our principal property and equipment consist of land (primarily landfills, transfer stations and bases for collection operations), buildings, waste treatment or processing facilities (other than landfills) and vehicles and equipment. We own or lease real property in most locations where we have operations and we have operations in all states and the District of Columbia, other than Montana and Wyoming.

     At December 31, 2000, of the 305 Company operated landfills, we owned and operated through lease agreements 259 active sites in North America. These sites control approximately 121,000 acres of land, including approximately 30,000 permitted acres and approximately 7,000 acres we consider to be probable expansion acreage for landfill use. Additionally, we operate 46 landfills through contractual agreements, primarily with municipalities. At December 31, 2000, in North American we operated approximately 300 transfer stations and over 190 MRFs. We also owned, or operated through agreements, 16 waste-to-energy facilities in North America as of December 31, 2000.

     We believe that our vehicles, equipment, and operating properties are adequately maintained and adequate for our current operations. However, we expect to continue to make investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions. For more information, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in this report.

ITEM 3. LEGAL PROCEEDINGS.

     Information regarding our legal proceedings can be found under the "Litigation" section in Note 19 to the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matters to a vote of our stockholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "WMI." The following table sets forth the range of the high and low per share sales prices for our common stock as reported on the NYSE Composite Tape.

                                                               HIGH     LOW
                                                              ------   ------
1999
  First Quarter.............................................  $53.50   $41.88
  Second Quarter............................................   60.00    44.75
  Third Quarter.............................................   55.44    18.13
  Fourth Quarter............................................   19.75    14.00
2000
  First Quarter.............................................  $18.50   $13.00
  Second Quarter............................................   20.88    13.31
  Third Quarter.............................................   21.88    17.12
  Fourth Quarter............................................   28.31    17.31
2001
  First Quarter (through March 8, 2001).....................  $28.63   $22.52

     On March 8, 2001, the closing sale price as reported on the NYSE was $27.15 per share. The number of holders of record of our common stock at March 8, 2001, was 31,501.

     As of December 31, 2000, due to current credit agreements, our ability to pay dividends and repurchase capital stock was limited to $369 million, of which no more than $25 million may be paid for dividends. We declared and paid cash dividends of $0.01 per share, or approximately $6 million during each of 1999 and 2000. See Note 11 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA.

     The information below was derived from the audited consolidated financial statements included in this report and in reports we have previously filed with the SEC. This information should be read together with those financial statements and the notes to the financial statements. For more information regarding this financial data, see the "Management's Discussion and Analysis" section also included in this report.

                                                                       YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                             2000      1999      1998      1997      1996
                                                            -------   -------   -------   -------   -------
                                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Operating revenues........................................  $12,492   $13,127   $12,626   $11,972   $10,999
                                                            -------   -------   -------   -------   -------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
    shown below)..........................................    7,538     8,269     7,283     7,482     6,564
  General and administrative..............................    1,738     1,920     1,333     1,438     1,316
  Depreciation and amortization...........................    1,429     1,614     1,499     1,392     1,264
  Merger and acquisition related costs....................       --        45     1,807       113       127
  Asset impairments and unusual items.....................      749       739       864     1,771       530
Loss from continuing operations held for sale, net of
  minority interest.......................................       --        --        --        10        --
                                                            -------   -------   -------   -------   -------
                                                             11,454    12,587    12,786    12,206     9,801
                                                            -------   -------   -------   -------   -------
Income (loss) from operations.............................    1,038       540      (160)     (234)    1,198
                                                            -------   -------   -------   -------   -------
Other income (expense):
  Interest expense........................................     (748)     (770)     (682)     (556)     (525)
  Interest income.........................................       31        38        27        45        34
  Minority interest.......................................      (23)      (24)      (24)      (45)      (41)
  Other income, net.......................................       23        53       139       127       108
                                                            -------   -------   -------   -------   -------
                                                               (717)     (703)     (540)     (429)     (424)
                                                            -------   -------   -------   -------   -------
Income (loss) from continuing operations before income
  taxes...................................................      321      (163)     (700)     (663)      774
Provision for income taxes................................      418       232        67       363       487
                                                            -------   -------   -------   -------   -------
Income (loss) from continuing operations..................      (97)     (395)     (767)   (1,026)      287
Income (loss) from discontinued operations................       --        --        --        96      (263)
Extraordinary item........................................       --        (3)       (4)       (7)       --
Accounting change.........................................       --        --        --        (2)       --
                                                            -------   -------   -------   -------   -------
Net income (loss).........................................  $   (97)  $  (398)  $  (771)  $  (939)  $    24
                                                            =======   =======   =======   =======   =======
Basic earnings (loss) per common share:
  Continuing operations...................................  $ (0.16)  $ (0.64)  $ (1.31)  $ (1.84)  $  0.54
  Discontinued operations.................................       --        --        --      0.17     (0.49)
  Extraordinary item......................................       --     (0.01)    (0.01)    (0.01)       --
  Accounting change.......................................       --        --        --        --        --
                                                            -------   -------   -------   -------   -------
  Net income (loss).......................................  $ (0.16)  $ (0.65)  $ (1.32)  $ (1.68)  $  0.05
                                                            =======   =======   =======   =======   =======
Diluted earnings (loss) per common share:
  Continuing operations...................................  $ (0.16)  $ (0.64)  $ (1.31)  $ (1.84)  $  0.53
  Discontinued operations.................................       --        --        --      0.17     (0.49)
  Extraordinary item......................................       --     (0.01)    (0.01)    (0.01)       --
  Accounting change.......................................       --        --        --        --        --
                                                            -------   -------   -------   -------   -------
  Net income (loss).......................................  $ (0.16)  $ (0.65)  $ (1.32)  $ (1.68)  $  0.04
                                                            =======   =======   =======   =======   =======
Cash dividends per common share...........................  $  0.01   $  0.01   $  0.16   $  0.56   $  0.57
                                                            =======   =======   =======   =======   =======
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (deficit).................................  $  (480)  $(1,269)  $  (412)  $(1,967)  $  (258)
Intangible assets, net....................................    5,193     5,356     6,250     4,848     4,681
Total assets..............................................   18,565    22,681    22,882    20,156    20,728
Long-term debt, including current maturities..............    8,485    11,498    11,732     9,480     9,065
Stockholders' equity......................................    4,801     4,402     4,372     3,855     5,202

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Below is a discussion of our operations for the three years ended December 31, 2000. This discussion should be read together with the consolidated financial statements and the notes to the consolidated financial statements.

     When we use words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. You should view such statements with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true.

     Outlined below are some of the risks that the Company faces and that could affect our business and financial statements for 2001 and beyond. However, they are not the only risks that the Company faces. There may be additional risks that we do not presently know or that we currently believe are immaterial which could also impair our business. For more information, see the "Factors Influencing Future Results and Accuracy of Forward Looking Statements" section of this report.

     - the outcome of litigation or investigations;

     - possible changes in our estimates of site remediation requirements, final closure and post-closure obligations, compliance and other audits and regulatory developments;

     - the possible impact of regulations on our business, including the cost to comply with regulatory requirements and the potential liabilities associated with disposal operations, as well as our ability to obtain and maintain permits needed to operate our facilities;

     - the effect of limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

     - our ability to improve the productivity of acquired operations and use our asset base and strategic position to operate more efficiently;

     - our ability to accurately assess all of the pre-existing liabilities of companies we have acquired and to successfully integrate the operations of acquired companies with our existing operations;

     - possible charges against earnings for certain shut down operations and uncompleted acquisitions or development or expansion projects;

     - the effects that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities;

     - the effect the weather has on our quarter to quarter results, as well as the effect of extremely harsh weather on our operations;

     - the effect of price fluctuations of recyclable materials processed by the Company;

     - the effect competition in our industry could have on our ability to maintain margins, including uncertainty relating to competition with governmental sources that enjoy competitive advantages from tax-exempt financing and tax revenue subsidies;

     - possible defaults under our credit agreements if cash flows are less than we expect or capital expenditures are more than we expect, and the possibility that we can not obtain additional capital on acceptable terms if needed;

     - possible diversions of management's attention and increases in operating expenses due to efforts by labor unions to organize our employees;

     - possible increases in operating expenses due to fuel price increases or fuel supply shortages;

     - the effects of general economic conditions; and

     - our ability to successfully deploy our new enterprise-wide software systems.

  Strategic Plan

     In 1999, the Company announced a strategic plan focused on emphasizing internal growth and focusing on our core business -- North American solid waste management services. As part of the plan, beginning in 1999 and throughout 2000, we sold the majority of our international operations and certain of our non-integrated North American solid waste operations. We also have sold, or announced agreements to sell, almost all of our non-core operations, including our: low-level and other radioactive waste operations; organic residuals operations, industrial services, hazardous waste treatment operations and independent power plants. The proceeds from the sales were used to repay a portion of our debt.

     Also as part of the plan, the Company began other initiatives in 1999 that continued through 2000, including:

     - Linking our information technology initiatives to our business strategy and rolling out new software systems that give our employees better tools to do their jobs;

     - Developing standard policies and procedures, and increasing the flow of communication in an effort to streamline our business and bring more discipline and accountability, but at the same time maintain decentralized operations, so that authority is still close to the customer; and

     - Restoring a capital expenditure policy that focuses on the internal growth rather than the external growth of the Company.

  1999 Accounting Charges and Adjustments

     During 1999, the Company initiated a comprehensive internal review of its accounting records, systems, processes and controls at the direction of its Board of Directors. As discussed below, and in Note 2 to the consolidated financial statements, the Company experienced significant difficulty in the integration and conversion of information and accounting systems subsequent to the Company, then known as USA Waste Services, Inc., completing its merger with WM Holdings, which was accounted for as a pooling of interests (the "WM Holdings Merger"). As a result of these systems and process issues, and other issues raised during the 1999 accounting review, certain charges and adjustments were recorded, as discussed below. The review was completed in time such that the Company was able to record related adjustments in its financial statements for the quarter ended September 30, 1999. The amounts recorded by the Company as a result of the review had a material effect on its financial statements for the year ended December 31, 1999. The following is a summary of charges attributable to this review which were recorded for the quarter ended September 30, 1999 (in millions):

Held-for-sale adjustments...................................        $  414
Increase to allowance for doubtful accounts and other
  accounts receivable adjustments...........................           212
Asset impairments (excluding held-for-sale adjustments).....           178
Insurance reserves and other insurance adjustments..........           148
Legal, severance and consulting accruals....................           142
Merger and acquisition related costs........................            32
Other charges and adjustments, including:
  Account reconciliations...................................  348
  Loss contract reserve adjustments.........................   49
  Increase in environmental liabilities.....................   49
  Other.....................................................  191      637
                                                              ---   ------
Impact of charges before income tax benefit.................         1,763
Income tax benefit..........................................          (537)
                                                                    ------
After-tax charges...........................................        $1,226
                                                                    ======

     The charges described above, which include both recurring and nonrecurring items that have been aggregated for this presentation, are reflected in the Company's financial statements for the year ended December 31, 1999, as follows (in millions):

                                                    ALLOWANCE
                                                       FOR
                                                     DOUBTFUL
                                                     ACCOUNTS                    INSURANCE      LEGAL,
                                                    AND OTHER                    RESERVES     SEVERANCE    MERGER AND
                                      HELD-FOR-      ACCOUNTS                    AND OTHER       AND       ACQUISITION
                                        SALE        RECEIVABLE    OTHER ASSET    INSURANCE    CONSULTING     RELATED
                                     ADJUSTMENTS   ADJUSTMENTS    IMPAIRMENTS   ADJUSTMENTS    ACCRUALS       COSTS
                                     -----------   ------------   -----------   -----------   ----------   -----------
Operating revenues.................   $      --     $     (44)     $      --     $      --    $      --     $     --
                                      ---------     ---------      ---------     ---------    ---------     --------
Costs and expenses:
 Operating (exclusive of
   depreciation and amortization
   shown below)....................          --            --             --           143           --           --
 General and administrative........          --           168             --             5           58           --
 Depreciation and amortization.....          --            --             --            --           --           --
 Merger and acquisition related
   costs...........................          --            --             --            --           --           32
 Asset impairments and unusual
   items...........................         414            --            178            --           84           --
                                      ---------     ---------      ---------     ---------    ---------     --------
                                            414           168            178           148          142           32
                                      ---------     ---------      ---------     ---------    ---------     --------
Loss from operations...............        (414)         (212)          (178)         (148)        (142)         (32)
                                      ---------     ---------      ---------     ---------    ---------     --------
Other income (expense)
 Interest expense..................          --            --             --            --           --           --
 Interest income...................          --            --             --            --           --           --
 Minority interest.................          --            --             --            --           --           --
 Other income (expense)............          --            --             --            --           --           --
                                      ---------     ---------      ---------     ---------    ---------     --------
                                             --            --             --            --           --           --
                                      ---------     ---------      ---------     ---------    ---------     --------
Loss before income taxes and
 extraordinary items...............   $    (414)    $    (212)     $    (178)    $    (148)   $    (142)    $    (32)
                                      =========     =========      =========     =========    =========     ========
Benefit from income taxes..........
Net loss...........................


                                                       TOTAL
                                        OTHER        (INCLUDES
                                       CHARGES     RECURRING AND
                                         AND       NON-RECURRING
                                     ADJUSTMENTS      ITEMS)
                                     -----------   -------------
Operating revenues.................   $      13     $       (31)
                                      ---------     -----------
Costs and expenses:
 Operating (exclusive of
   depreciation and amortization
   shown below)....................         423             566
 General and administrative........         172             403
 Depreciation and amortization.....          60              60
 Merger and acquisition related
   costs...........................          --              32
 Asset impairments and unusual
   items...........................           3             679
                                      ---------     -----------
                                            658           1,740
                                      ---------     -----------
Loss from operations...............        (645)         (1,771)
                                      ---------     -----------
Other income (expense)
 Interest expense..................           1               1
 Interest income...................          13              13
 Minority interest.................          --              --
 Other income (expense)............          (6)             (6)
                                      ---------     -----------
                                              8               8
                                      ---------     -----------
Loss before income taxes and
 extraordinary items...............   $    (637)         (1,763)
                                      =========
Benefit from income taxes..........                         537
                                                    -----------
Net loss...........................                 $    (1,226)
                                                    ===========

     Subsequent to the completion of the accounting review, and in conjunction with the process of preparing its monthly financial statements during the fourth quarter of 1999 and its financial statements at December 31, 1999, additional adjustments attributable to the reconciliation of intercompany accounts, cash, accounts receivable, fixed assets, accounts payable and certain other accounts were recorded.

     The Company recorded significant adjustments in the third and fourth quarters of 1999, certain of which affect periods prior to these quarters. Accordingly, the Company, after consultation with its independent public accountants, concluded that its internal controls for the preparation of interim financial information did not provide an adequate basis for its independent public accountants to complete reviews of the quarterly financial data for the quarters during 1999. The Company believes that certain charges that were recorded in the third and fourth quarters of 1999 may relate to individual prior periods; however, the Company does not have sufficient information to identify all specific charges attributable to prior periods. If identification of all specific charges attributable to individual prior periods was possible, the Company believes that the reported results of operations presented in Note 21 to the consolidated financial statements for the third and fourth quarters of 1999 would have been favorably impacted, and the reported results of operations for the first and second quarters of 1999 would have been adversely impacted. The Company concluded, based on its quantitative and qualitative analysis of available information, after consultation with its independent public accountants, that it did not have, nor was it able to obtain, sufficient information to conclude what amount of the charges relate to any individual prior year, although qualitative analysis indicates that these charges are principally related to 1999. Accordingly, the Company has concluded that these charges were appropriately reflected in the 1999 annual financial statements.

     The Company believes that the processes it used for the preparation of its quarterly 2000 interim financial statements have improved. In addition, the Company has committed substantial resources to mitigate the previously identified control weaknesses. Management believes these efforts have enabled the Company to produce timely and reliable interim financial statements during 2000.

     See Note 2 to the consolidated financial statements included elsewhere herein for additional discussion.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the period to period change in dollars (in millions) and percentages for the various statements of operations line items.

                                                                 PERIOD TO PERIOD CHANGE
                                                    --------------------------------------------------
                                                         YEARS ENDED                 YEARS ENDED
                                                    DECEMBER 31, 2000 AND       DECEMBER 31, 1999 AND
                                                             1999                        1998
                                                    ----------------------      ----------------------
STATEMENT OF OPERATIONS:
Operating revenues................................   $  (635)        (4.8)%      $   501          4.0%
                                                     -------                     -------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below)....................      (731)        (8.8)           986         13.5
  General and administrative......................      (182)        (9.5)           587         44.0
  Depreciation and amortization...................      (185)       (11.5)           115          7.7
  Merger and acquisition related costs............       (45)      (100.0)        (1,762)       (97.5)
  Asset impairments and unusual items.............        10          1.4           (125)       (14.5)
                                                     -------                     -------
                                                      (1,133)        (9.0)          (199)        (1.6)
                                                     -------                     -------
Income (loss) from operations.....................       498         92.2            700        437.5
                                                     -------                     -------
Other income (expense):
  Interest expense................................        22          2.9            (88)       (12.9)
  Interest and other income, net..................       (37)       (40.7)           (75)       (45.2)
  Minority interest...............................         1          4.2             --          0.0
                                                     -------                     -------
                                                         (14)        (2.0)          (163)       (30.2)
                                                     -------                     -------
Income (loss) before income taxes and
  extraordinary item..............................       484        296.9            537         76.7
Provision for income taxes........................       186         80.2            165        246.3
                                                     -------                     -------
Loss before extraordinary item....................       298         75.4            372         48.5
Extraordinary item................................         3        100.0              1         25.0
                                                     -------                     -------
Net loss..........................................   $   301         75.6%       $   373         48.4%
                                                     =======                     =======

                  See Management's Discussion and Analysis --
                    1999 Accounting Charges and Adjustments.

     The following table presents, for the periods indicated, the percentage relationship that the various statements of operations line items bear to operating revenues:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                            2000       1999      1998
                                                            -----     ------     -----
STATEMENT OF OPERATIONS:
Operating revenues........................................  100.0%     100.0%    100.0%
                                                            -----     ------     -----
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below).........................................   60.4       63.0      57.7
  General and administrative..............................   13.9       14.6      10.6
  Depreciation and amortization...........................   11.4       12.3      11.9
  Merger and acquisition related costs....................     --        0.4      14.3
  Asset impairments and unusual items.....................    6.0        5.6       6.8
                                                            -----     ------     -----
                                                             91.7       95.9     101.3
                                                            -----     ------     -----
Income (loss) from operations.............................    8.3        4.1      (1.3)
                                                            -----     ------     -----
Other income (expense):
  Interest expense........................................   (6.0)      (5.8)     (5.4)
  Interest and other income, net..........................    0.4        0.7       1.3
  Minority interest.......................................   (0.2)      (0.2)     (0.2)
                                                            -----     ------     -----
                                                             (5.8)      (5.3)     (4.3)
                                                            -----     ------     -----
Income (loss) before income taxes and extraordinary
  item....................................................    2.5       (1.2)     (5.6)
Provision for income taxes................................    3.3        1.8       0.5
                                                            -----     ------     -----
Loss before extraordinary item............................   (0.8)      (3.0)     (6.1)
Extraordinary item........................................     --         --        --
                                                            -----     ------     -----
Net loss..................................................   (0.8)%     (3.0)%    (6.1)%
                                                            =====     ======     =====

                  See Management's Discussion and Analysis  --
                    1999 Accounting Charges and Adjustments.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2000

  Operating Revenues

     Operating revenues for 2000 were $12.5 billion, compared with $13.1 billion in 1999 and $12.6 billion in 1998. The higher revenues in 1999 reflect acquisitions of solid waste businesses in North America. The decrease in revenues in 2000 is primarily due to the divestitures of WM International and non-solid waste operations during the year.

     Operating revenues by reportable segment (in millions):

                               OPERATING REVENUES

                              [PERFORMANCE GRAPH]

     NASW operating revenue mix (in millions):

                               OPERATING REVENUES

                              [PERFORMANCE GRAPH]

     NASW operating revenues increased in 2000 from 1999 primarily due to internal growth of comparable operations of 1.4% (or $150 million) from pricing increases and 2.5% (or $267 million) from volume increases. During the first half of 2000, the pricing in the recyclable materials markets favorably impacted overall pricing increases. However, during the second half of 2000 the recyclable materials market experienced a significant downturn that offset the improvements experienced earlier in the year. Additionally, the Company implemented a fuel surcharge in March 2000 to mitigate the significant increase in the cost of fuel. Excluding the impact of price increases in the commodity markets for recyclable materials, and the fuel surcharge that was implemented, there was a price increase of 0.6% in 2000 compared to 1999. Acquisitions of NASW businesses during 2000 and the full year effect of acquisitions that were completed in 1999 accounted for an increase in operating revenues of approximately $286 million for 2000, as compared to 1999. The primary offset to the increase in operating revenues was the divestiture of certain non-integrated NASW operations. However, the foreign currency fluctuations with the Canadian dollar also negatively impacted operating revenues during 2000.

     NASW operating revenues in 1999 were lower than expected due to substantial difficulties in the integration of operations after the mergers with WM Holdings on July 16, 1998 and Eastern Environmental Services on December 31, 1998, including the information systems (particularly the billing systems) and related work flow. In 1999, the Company experienced significant difficulty in the conversion from the WM Holdings' information systems to the systems currently in use, resulting in delays and errors, particularly with the billing systems, including delays in submitting bills to customers and errors in both computing and delivering bills. Staffing levels were insufficient to address customer complaints and disputes and did not support timely follow-up with customers. Billing system issues initially became evident in the second quarter of 1999 as receivable aging levels rose. At that time, management believed that the increase in receivables was a short-term issue, receivables would return to historical levels once the billing system conversions were complete and there was not a significant collectability issue with its recorded receivables. In connection with the 1999 accounting review, it was concluded that certain of these accounts had deteriorated to the point that they may be uncollectable, and therefore, a significant increase in the allowance for doubtful accounts was recorded in the third quarter of 1999. These events also contributed a higher than usual provision for uncollectable accounts in the fourth quarter of 1999. Beginning in the third quarter of 1999, resources dedicated to receivable collection efforts were increased on both a temporary and permanent basis and the billing systems began to stabilize. In 2000, the Company was successful in collecting certain accounts that were reserved for in 1999.

     Acquisitions of NASW business during 1999 and the full year effect of acquisitions which were completed in 1998 accounted for an increase in operating revenues of approximately $616 million for 1999, as compared to 1998. NASW operating revenues also increased from internal growth of comparable operations of 2.6% for 1999, as compared to 1998. The Company believes that its internal revenue growth in 1999 was detrimentally affected by certain inflexibilities in its pricing strategy and the lack of responsiveness of that strategy to localized competitive conditions, resulting in lost customers and volumes. Offsetting the increase in operating revenues were divestitures of NASW businesses with revenues of approximately $290 million, as well as other business factors that comprised the remaining differences, including the foreign currency fluctuations with the Canadian dollar.

     The operating revenues from the WM International operations increased from 1998 to 1999 by approximately 7.6%. This increase was primarily due to acquisitions of businesses, primarily in Denmark and Australia. However, in 2000, WM International operating revenue decreased as the Company began selling its WM International operations on a country by country basis. As of December 31, 2000, the Company had certain operations in Sweden, and also operated outside of North America in Argentina and Israel.

     Operating revenues for the non-solid waste services decreased from 1998 to 2000 due to divestitures of several non-core businesses. Non-solid waste operating revenues are expected to decrease in 2001 because the Company is actively marketing for sale the remaining non-solid waste operations.

  Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

     Operating costs and expenses decreased $731 million or 8.8% for 2000, as compared to 1999, and increased $986 million or 13.5% for 1999, as compared to 1998. As a percentage of operating revenues, operating costs and expenses increased from 57.7% in 1998 to 63.0% in 1999 and were 60.4% in 2000.

     From 1998 to 2000, operating costs and expenses as a percentage of operating revenues fluctuated from period to period, primarily due to the effects of the Company's integration plan adopted in connection with the WM Holdings Merger in July 1998. See "Operating Revenues" above.

     In 1998, soon after the merger with WM Holdings, the Company experienced reductions, both in amount and as a percentage of operating revenues, in its operating costs and expenses as a result of the reductions in employee headcount and the elimination of excess operating assets that were either sold or abandoned pursuant to the merger integration plan. The Company believes that the reductions in employee headcount and the disposition of excess operating assets resulted in short-term cost efficiencies in 1998.

     In 1999, the Company continued the implementation of its merger integration plan. However, due to the breadth and comprehensive nature of the changes the Company attempted to implement in the first half of 1999, the Company was unable to sustain the effectiveness of the plan. Operating costs and expenses increased significantly as a percentage of revenues in second half of 1999 and throughout 2000 because the short-term cost reductions experienced in 1998 could not be sustained in 1999 due to the operational difficulties encountered by the Company. However, in the second half of 2000, the Company started reviewing its procurement practices and started developing more standardized operating procedures and expects operating costs and expenses as a percentage of operating revenues to decrease in 2001.

     As part of its ongoing operations, the Company reviews its liability requirements for remediation and other environmental matters based on an analysis of, among other things, the regulatory context surrounding landfills, site-specific environmental issues and remaining airspace capacity in light of changes to operational efficiencies. Accordingly, revisions to remediation liability requirements may result in upward or downward adjustments to income from operations in any given period. Adjustments for final closure and post-closure estimates are accounted for prospectively over the remaining capacity of the operating landfill. The impact of revisions to remedial environmental and other similar liabilities resulted in reductions of operating costs and expenses as a percentage of revenues in the amount of 0.5% and 0.9% in 1999 and 1998, respectively.

  General and Administrative Expenses

     General and administrative expenses decreased $182 million or 9.5% from 1999 to 2000 and increased $587 million or 44.0% from 1998 to 1999. As a percentage of operating revenues, the Company's general and administrative expense was 13.9% for 2000, 14.6% for 1999 and 10.6% for 1998.

     As discussed above, the Company believes it experienced short-term cost reductions related to the elimination of duplicate corporate administrative functions from the merger with WM Holdings in 1998 and the first half of 1999. However, in the second half of 1999 and into early 2000, those cost reductions were substantially offset by the effect of difficulties encountered by the Company in integrating the operations of WM Holdings. A major component of the increased costs was increased administrative costs in field operations to perform billing, collection and other administrative functions.

     In 2000, particularly the first half, the Company incurred significant costs in professional accounting and process improvement consulting services related to process improvement initiatives and accounting assistance that began as part of the 1999 accounting review. By the second half of 2000, the Company had stabilized its accounting systems and completed its process improvement initiatives, significantly reducing the ongoing need for these consulting services. Additionally, the Company incurred significant consulting costs in 2000 related to the future implementation of new enterprise information systems, the need for which was identified as part of the Company's 1999 strategic plan discussed above. In 2000, the Company incurred approximately $196 million related to professional accounting and process improvement consulting services and consulting services related to the future implementation of new enterprise information systems. In 2000, the Company also incurred approximately $51 million related to its efforts to divest operations, to improve its billing systems and verify its customer base, and for legal fees related to certain shareholder litigation and other SEC matters. As discussed in "Operating Revenues" above, the Company was successful in collecting certain accounts that were reserved for in 1999. Collection of those accounts favorably impacted the Company's provision for bad debt in 2000. The Company recorded provisions for bad debts of $14 million and $268 million in 2000 and 1999, respectively. The Company also experienced permanent staffing increases at the corporate office in 2000 particularly in the area of information systems and corporate accounting and finance. The Company expects that advances in its information systems and business processes will result in better information for making operational and strategic decisions as well as permanent reductions in field administrative costs in future periods.

     General and administrative expenses for 1999 included $403 million in adjustments resulting from the 1999 accounting review, some of which are recurring in nature and should be expected in future periods. These significant adjustments include an increase of $168 million relative to the allowance for doubtful accounts and include $63 million in costs for insurance adjustments, accounting, legal and other professional services. These costs are primarily related to litigation and investigations conducted by the Company in 1999. See discussion in "Operating Revenues" and "Operating Costs and Expenses" above, of the Company's substantial difficulties in integrating the operations of WM Holdings subsequent to the WM Holdings Merger.

  Depreciation and Amortization

     Depreciation and amortization expense decreased $185 million or 11.5% in 2000, and increased $115 million or 7.7% in 1999, as compared to 1998. As a percentage of operating revenues, depreciation and amortization expense was 11.4% in 2000, 12.3% in 1999 and 11.9% in 1998.

     The decrease in depreciation and amortization expense as a percentage of operating revenues in 2000 compared to 1999 is primarily due to the suspension of depreciation in 2000 on fixed assets related to certain operations which were held-for-sale and the depreciation and amortization expense that was recorded in 1999 related to operations classified as held-for-sale in the fourth quarter of 1999 and divested in 2000. The depreciation suspension for 2000 for these held-for-sale operations prior to those operations being sold was $99 million, or 0.8% of operating revenues. The depreciation suspended in 1999 for operations held-for-sale, which all occurred in the fourth quarter of 1999, was $46 million, or 0.3% of operating revenues. However, these decreases in depreciation and amortization expense were partially offset by increased landfill airspace amortization in 2000 due to an increase in disposal volumes at the Company's landfills. Additionally, for 2000, the Company experienced higher airspace amortization expense as compared to the prior years, due to higher airspace amortization rates as a result of its more stringent set of criteria for evaluating the probability of obtaining airspace expansions which was effective as of the third quarter of 1999. The increase in depreciation and amortization expense in 1999 as compared to 1998, after considering the suspension of depreciation for held-for-sale operations in 1999, is primarily a result of the Company's acquisition activity in 1999 and the full year impact of acquisitions in 1998.

  Merger and Acquisition Related Costs, Asset Impairments and Unusual Items

     In 2000, 1999 and 1998, the Company had significant charges related to merger and acquisition related costs and asset impairments and unusual items. In 1998, these charges primarily related to the Company's merger integration plans and related business reviews associated with the mergers with WM Holdings and Eastern Environmental Services. The merger integration plans included significant employee severance costs, restructuring costs, transaction costs and changes in certain employee benefit programs, as well as charges for businesses to be sold and assets to be abandoned. The 1998 business review included charges for losses on contractual commitments and changes in estimates on the ultimate losses for certain legal and environmental issues and related costs. In 1999, these charges were primarily identified in the 1999 accounting review or resulted from the Company's strategic plan discussed above. In 2000, these costs were primarily due to the sale of most of the Company's WM International operations as part of the Company's strategic plan and the termination of the WM Holding's defined benefit pension plan. See Notes 4, 13 and 16 to the consolidated financial statements.

  Interest Expense

     The decrease in interest expense in 2000, as compared to 1999, is primarily due to the net debt reduction in 2000 from proceeds related to the Company's divestiture program and cash flows from operations. The increase in interest expense in 1999, as compared to 1998, is due to higher average levels of outstanding indebtedness during the respective years and also a decline in the Company's public credit rating, which began in the last six months of 1999 and caused the Company to increase its use of more costly bank credit facilities instead of the previously used commercial paper. Also contributing to period to period changes in interest expense is the offsetting decrease in the amount of interest that the Company has capitalized during these years. The Company capitalized interest of $22 million, $34 million and $42 million for 2000, 1999 and 1998, respectively.

  Provision for Income Taxes

     The Company recorded a provision for income taxes of $418 million, $232 million and $67 million for 2000, 1999 and 1998, respectively, resulting in an effective income tax rate of 130.2%, 142.3% and 9.6% for each of the three years, respectively. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for these years is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, non-deductible costs associated with the impairment and divestiture of certain businesses and other 1999 charges and adjustments as discussed in
Note 2 to the consolidated financial statements, and the cost associated with remitting the earnings of certain foreign subsidiaries, which are no longer permanently reinvested. Excluding non-deductible held-for-sale impairment charges associated with certain businesses, non-deductible losses on the divestiture of assets that closed during the period and other unusual items, the Company's tax provision would have been 40.9% of pre-tax income for 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements primarily stem from (i) its working capital needs for its ongoing operations, (ii) capital expenditures for construction and expansion of its landfill sites, as well as new trucks and equipment for its collection operations, (iii) refurbishments and improvements at its waste-to-energy facilities and (iv) business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds. Historically, the Company has also obtained financing from various financing sources available to the Company at the time, including the incurrence of debt and the issuance of its common stock. In August 1999, the Company announced a strategic plan that included the sale of its WM International operations, its non-core operations and selected NASW operations. The proceeds from these dispositions, which were primarily realized in 2000, were used for debt repayment. At both December 31, 2000 and March 8, 2001, the Company has unused and available credit capacity under its bank credit facilities of $1.3 billion. The Company believes that these levels of credit capacity are sufficient to meet its ongoing operating requirements.

     The following is a summary of the Company's cash flows statements for the years ended December 31, 2000, 1999 and 1998 (in millions):

                                                           2000      1999      1998
                                                          -------   -------   -------
Operating activities....................................  $ 2,125   $ 1,689   $ 1,502
Investing activities....................................    1,072    (2,017)   (4,555)
Financing activities....................................   (3,279)      426     2,956

     In 1999 and 1998, cash flows from operations were negatively impacted by the implementation of Company's merger integration plans for the mergers with WM Holdings and Eastern Environmental Services, and the subsequent operational and administrative difficulties discussed above. In 1998, the Company spent approximately $3.6 billion on the acquisition of businesses and outstanding minority interest positions, as well as approximately $1.7 billion on capital expenditures. These investing activities in 1998 were primarily funded by cash flows from operations, net debt borrowings of approximately $2.0 billion, proceeds from sales of assets of approximately $545 million and proceeds from the sale of common and treasury stock of approximately $945 million. In 1999, the Company spent approximately $1.3 billion on acquisitions of businesses and approximately $1.3 billion on capital expenditures. These investing activities were funded by cash flows from operations, net debt borrowings of approximately $259 million and proceeds from the sale of assets of approximately $651 million.

     In 2000, cash flows from operations were impacted by several factors that the Company considers to be unusual, including costs for professional accounting fees and consulting activities associated with stabilizing and improving the accounting systems and developing new enterprise information systems discussed above. The following summary of free cash flows has been prepared to highlight and facilitate understanding of the primary cash flow elements. It is not intended to replace the consolidated statement of cash flows for 2000, which was prepared in accordance with generally accepted accounting principles. Adjusted free cash flow in the table below, which is not a measure of financial performance in accordance with generally accepted accounting principles, is defined as cash flows from operations less capital expenditures and then adjusted for certain cash flow activity that the Company considers as unusual for the year (in millions).

EBITDA(a)...................................................  $ 3,216
Interest paid...............................................     (750)
Taxes paid..................................................     (135)
Change in assets and liabilities, net of effects of
  acquisitions and divestitures, and other..................     (206)
                                                              -------
Net cash provided by operating activities...................    2,125
Capital expenditures........................................   (1,313)
                                                              -------
Free cash flow..............................................      812
Adjustments:
  Tax refund................................................     (199)
  Payments for terminating the WM Holdings' defined benefit
     pension plan...........................................      153
  Accounting and consulting services........................      196
  Litigation settlements....................................       61
  Reimbursement for late allocation of employee stock
     purchase plan shares...................................        8
  Other.....................................................       52
                                                              -------
Adjusted free cash flow.....................................  $ 1,083
                                                              =======

---------------

(a) EBITDA is defined as income from operations excluding depreciation and amortization, merger and acquisition related costs and asset impairments and unusual items. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

     Consistent with the strategic initiative discussed above, in 2000 the Company had a net debt reduction of approximately $3.3 billion funded through its divestiture program and cash flows from operations.

     Under the terms of the Company's $1.5 billion syndicated loan facility (the "Syndicated Facility") and its $1.4 billion senior revolving credit facility (the "Credit Facility"), the Company is obligated to repay the borrowings under the facilities with the cash proceeds received from the strategic plan divestitures. The Company was required to use all of the first $1.5 billion of net proceeds from the divestitures to repay indebtedness, which it has done. Additionally, the Company is required to use 50% of the additional cash proceeds greater than $1.5 billion and up to $2.5 billion from divestitures to repay the indebtedness under the Syndicated and Credit Facilities. As of December 31, 2000, the Company had received cash proceeds of approximately $2.5 billion from its divestitures, approximately $175 million of which was used to repay the Company's Eurocurrency facilities in the second quarter of 2000, approximately $100 million was used for repayment of divestiture subsidiary debts and the remainder of which has been used to repay indebtedness under the bank credit facilities.

     On July 17, 1998, the Company issued $600 million of 6 1/8% mandatorily tendered senior notes, due July 15, 2011. This debt instrument is subject to certain mandatory tender features as described in the indenture, which may require the purchase by the Company of a portion of or all of the outstanding notes on July 15, 2001. The Company intends to either refinance these notes or use borrowings available under the Syndicated Facility and/or the Credit Facility in the event it must purchase the notes on July 15, 2001. Accordingly, these borrowings have been classified as long-term at December 31, 2000.

     In February of 2001 the Company issued $600 million of 7 3/8% senior unsecured notes due August 1, 2010. Interest is payable semi-annually on February 1 and August 1. The net proceeds from the sale of the notes are approximately $593 million, after deducting discounts to the underwriters and estimated expenses of the offering. The Company intends to use the net proceeds, together with cash on hand, to repay in full the $200 million principal amount outstanding under the 6% Senior Notes due May 15, 2001, the $200 million principal amount outstanding under the 6.70% Senior Notes due May 1, 2001, and the $200 million principal amount outstanding under the 7 1/8% Senior Notes due June 15, 2001. Pending application of the proceeds as described, the proceeds will be invested temporarily in short-term investments or be used to reduce short-term borrowings.

RECENT DEVELOPMENTS

     The Company has proposed a settlement to resolve a consolidated derivative action pending in the Chancery Court of the State of Delaware. The derivative action was brought against several former officers and directors of Waste Management Holdings and seeks, among other things, reimbursement of those monies expended by Waste Management Holdings and the Company in resolving all claims brought against WM Holdings arising out of its February 1998 restatement of earnings. The terms of the settlement include a payment to the Company of $15 million by certain of WM Holdings' insurance carriers and the complete resolution of all pending claims for retirement benefits between certain former officers of WM Holdings and the Company. The resolution of the actions for retirement benefits involves the release by the former executives who brought claims against the company for certain amounts otherwise owing under the retirement plans. The total benefits to the Company from the settlement of the derivative case is approximately $23 million.

ENVIRONMENTAL MATTERS

     The Company has material financial commitments for the costs associated with its future obligations for final closure, which is the closure of the landfills and the capping of the final uncapped areas of the landfills, and for post-closure of the landfills it operates or for which it is otherwise responsible. The final closure and post-closure liabilities are charged to expense as airspace is consumed such that the present value of total estimated final closure and post-closure cost will be accrued for each landfill at the time each site discontinues accepting waste and is closed. The Company has also established procedures to evaluate its potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 79 sites listed on the EPA's National Priority List ("NPL"). The majority of situations involving NPL sites relate to allegations that subsidiaries of the Company (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. In instances in which the Company has concluded that it is probable that a liability has been incurred, an accrual has been recorded in the financial statements.

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

     While the precise amount of these future costs cannot be determined with certainty, the Company has estimated that the aggregate cost of environmental liabilities as of December 31, 2000 is approximately $2.8 billion. As of December 31, 2000 and 1999, the Company had recorded liabilities of $613 million and $600 million, respectively, for the present value of final closure and post-closure costs of disposal facilities. The difference between the final closure and post-closure costs accrued at December 31, 2000, and the total present value of estimated costs represents final closure and post-closure costs that will be accrued and charged to expense as airspace is consumed such that the total present value of estimated final closure and post-closure costs to be incurred will be fully accrued for each landfill at the time each site discontinues accepting waste and is closed. The average landfill final closure and post-closure expense, on a per ton basis, for the 305 landfills operating at December 31, 2000 was $0.30 per ton. As of December 31, 2000 and 1999, the Company had recorded liabilities of $349 million and $377 million, respectively, for the present value of remediation costs of disposal facilities. For fiscal 2001, we expect to spend approximately $153 million for our final closure, post-closure and remediation expenditures.

     As of December 31, 2000, the Company also expects to incur approximately $6.9 billion related to future construction activities during the remaining operating lives of the disposal sites, which are capitalized as incurred and expensed over the useful lives of the disposal sites as airspace is consumed. The average landfill airspace amortization cost per ton for the 305 landfills operating at December 31, 2000 was $3.84 per ton.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities -- an Amendment of FASB Statement No. 133," and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133," which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000, is effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS 133 on January 1, 2001. As of January 1, 2001, the cumulative effect of such change in accounting for derivative instruments to fair value is expected to result in a gain, net of taxes of approximately $2 million in the first quarter of 2001.

     In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"). SAB No. 101 provides registrants guidance on the recognition, presentation and disclosure of revenue in financial statements and was required to be adopted by the Company in the fourth quarter of 2000. Since our policies were already compliant with SAB No. 101, no material changes to revenue recognition occurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     In the normal course of business, the Company is exposed to market risk, including changes in interest rates, currency exchange rates, certain commodity prices and certain equity prices. From time to time, the Company and certain of its subsidiaries use derivatives to manage some portion of these risks. The derivatives used are simple agreements that provide for payments based on the notional amount, with no multipliers or leverage. All derivatives are related to actual or anticipated exposures of transactions of the Company. While the Company is exposed to credit risk in the event of non-performance by counterparties to derivatives, in all cases such counterparties are highly rated financial institutions and the Company does not anticipate non-performance. The Company does not hold or issue derivative financial instruments for trading purposes. The Company monitors its derivative positions by regularly evaluating the positions at market and by performing sensitivity analyses.

     The Company has performed sensitivity analyses to determine how market rate changes will affect the fair value of the Company's market risk sensitive derivatives and related positions. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from the Company's assumptions. The effects of such market movements may also directly or indirectly affect the Company's assumptions and its rights and obligations not covered by sensitivity analysis. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect on the Company from the assumed market rate movements.

     Interest Rate Exposure. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations, which are mainly denominated in U.S. dollars. In addition, interest rate swaps are generally used to either lock-in or limit the variability in the interest expense of certain floating rate debt obligations or to manage the mix of fixed and floating rate debt obligations. An instantaneous, one percentage point increase in interest rates across all maturities and applicable yield curves would increase the fair value of the Company's combined debt and interest rate swap positions at December 31, 2000 and 1999 by approximately $403 million and $443 million, respectively. This analysis does not reflect the effect that declining interest rates would have on other items such as pension liabilities, nor the favorable impact they would have on interest expense and cash payments for interest. Since a significant portion of the Company's debt is at fixed rates, changes in market interest rates would not significantly impact operating results until and unless such debt would need to be refinanced at maturity.

     Currency Rate Exposure. The Company incurred exchange rate risk from borrowings denominated in foreign currencies at December 31, 1999. An instantaneous, ten percent increase in foreign exchange rates would have decreased the fair value of the Company's foreign currency borrowings by approximately $43 million. The Company had no foreign currency borrowings at December 31, 2000.

     Commodities Price Exposure. The Company markets recycled paper products such as old newspaper ("ONP") and old corrugated containers ("OCC"). The Company started entering into financial swaps in 1999 in an effort to mitigate the risk of recyclable paper price fluctuations. Under its financial swap agreements, the Company transfers a floating market price for a fixed price for a fixed period of time. The two parties agree to use a market index as an indicator of the market price during the term of the swap. An instantaneous ten percent increase in this commodity at December 31, 2000 and 1999 creates an exposure risk of approximately $7 million and $50,000, respectively. The increase in exposure risk from 1999 to 2000 is attributable to the greater number of financial swap agreements that were outstanding at the end of the respective periods. All of the Company's waste paper hedges are cash settled on a monthly basis with the counterparty.

     Equity Price Exposure. The Company is also subject to equity price exposure from Company debt issues that are convertible into the Company's common stock. These debt issues had an aggregate carrying value of $566 million and $962 million as of December 2000 and 1999, respectively. An instantaneous, ten percent decrease in the Company's stock price on December 31, 2000 and 1999, would increase the fair value of the Company's convertible debt by approximately $11 million and $12 million, respectively.

     See Notes 3 and 10 to the consolidated financial statements for further discussion of the use of and accounting for derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   32
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   33
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................   34
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................   35
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............   36
Notes to Consolidated Financial Statements..................   37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Waste Management, Inc.:

     We have audited the accompanying consolidated balance sheets of Waste Management, Inc. and subsidiaries (the "Company"), a Delaware corporation, as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     The selected quarterly financial data included in Note 21 contains information that we did not audit, and, accordingly, we do not express an opinion on that data. We attempted, but were unable, to review the quarterly financial data for the interim periods within 1999 in accordance with standards established by the American Institute of Certified Public Accountants because we believe that the Company's internal controls for the preparation of interim financial information did not provide an adequate basis to enable us to complete such a review.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waste Management, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
March 7, 2001

                             WASTE MANAGEMENT, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN MILLIONS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                    ASSETS

Current assets:
  Cash and cash equivalents.................................  $    94   $   181
  Accounts receivable, net of allowance for doubtful
     accounts of $128 and $289, respectively................    1,401     1,541
  Notes and other receivables...............................      174       367
  Parts and supplies........................................       75       107
  Deferred income taxes.....................................      312       298
  Prepaid expenses and other................................      112       191
  Operations held-for-sale..................................      289     3,536
                                                              -------   -------
          Total current assets..............................    2,457     6,221
Property and equipment, net.................................   10,126    10,304
Goodwill, net...............................................    5,046     5,186
Other intangible assets, net................................      147       170
Other assets................................................      789       800
                                                              -------   -------
          Total assets......................................  $18,565   $22,681
                                                              =======   =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   865   $ 1,063
  Accrued liabilities.......................................    1,419     1,513
  Deferred revenues.........................................      389       407
  Current maturities of long-term debt......................      113     3,099
  Operations held-for-sale..................................      151     1,408
                                                              -------   -------
          Total current liabilities.........................    2,937     7,490
Long-term debt, less current maturities.....................    8,372     8,399
Deferred income taxes.......................................      879       730
Environmental liabilities...................................      809       837
Other liabilities...........................................      752       815
                                                              -------   -------
          Total liabilities.................................   13,749    18,271
                                                              -------   -------
Minority interest in subsidiaries...........................       15         8
                                                              -------   -------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 1,500,000,000 shares
     authorized; 629,621,821 and 627,283,618 shares issued,
     respectively...........................................        6         6
  Additional paid-in capital................................    4,497     4,440
  Retained earnings.........................................      560       663
  Accumulated other comprehensive income (loss).............     (126)     (563)
  Restricted stock unearned compensation....................       (3)       (4)
  Treasury stock at cost, 6,971,560 and 73,709 shares,
     respectively...........................................     (133)       (4)
  Employee stock benefit trust at market, 0 and 7,892,612
     shares, respectively...................................       --      (136)
                                                              -------   -------
          Total stockholders' equity........................    4,801     4,402
                                                              -------   -------
          Total liabilities and stockholders' equity........  $18,565   $22,681
                                                              =======   =======

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Operating revenues..........................................  $12,492   $13,127   $12,626
                                                              -------   -------   -------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................    7,538     8,269     7,283
  General and administrative................................    1,738     1,920     1,333
  Depreciation and amortization.............................    1,429     1,614     1,499
  Merger and acquisition related costs......................       --        45     1,807
  Asset impairments and unusual items.......................      749       739       864
                                                              -------   -------   -------
                                                               11,454    12,587    12,786
                                                              -------   -------   -------
Income (loss) from operations...............................    1,038       540      (160)
                                                              -------   -------   -------
Other income (expense):
  Interest expense..........................................     (748)     (770)     (682)
  Interest income...........................................       31        38        27
  Minority interest.........................................      (23)      (24)      (24)
  Other income, net.........................................       23        53       139
                                                              -------   -------   -------
                                                                 (717)     (703)     (540)
                                                              -------   -------   -------
Income (loss) before income taxes and extraordinary item....      321      (163)     (700)
Provision for income taxes..................................      418       232        67
                                                              -------   -------   -------
Loss before extraordinary item..............................      (97)     (395)     (767)
Extraordinary loss on refinancing or retirement of debt, net
  of income tax of $2 in 1999 and $3 in 1998................       --        (3)       (4)
                                                              -------   -------   -------
Net loss....................................................  $   (97)  $  (398)  $  (771)
                                                              =======   =======   =======
Basic loss per common share:
  Loss before extraordinary item............................  $ (0.16)  $ (0.64)  $ (1.31)
  Extraordinary item........................................       --     (0.01)    (0.01)
                                                              -------   -------   -------
  Net loss..................................................  $ (0.16)  $ (0.65)  $ (1.32)
                                                              =======   =======   =======
Diluted loss per common share:
  Loss before extraordinary item............................  $ (0.16)  $ (0.64)  $ (1.31)
  Extraordinary item........................................       --     (0.01)    (0.01)
                                                              -------   -------   -------
  Net loss..................................................  $ (0.16)  $ (0.65)  $ (1.32)
                                                              =======   =======   =======

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Cash flows from operating activities:
  Net loss..................................................  $   (97)  $  (398)  $  (771)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Provision for bad debts.................................       14       268        71
    Depreciation and amortization...........................    1,429     1,614     1,499
    Deferred income tax provision (benefit).................       65       318      (450)
    Minority interest in subsidiaries.......................       23        24        24
    Net gain on disposal of assets..........................       (4)      (19)      (83)
    Effect of merger costs, asset impairments and unusual
     items..................................................      749       575     1,555
  Change in assets and liabilities, net of effects of
    acquisitions and divestitures:
    Receivables.............................................      283      (169)     (257)
    Prepaid expenses and other current assets...............       21       184       (11)
    Other assets............................................        5        61       132
    Accounts payable and accrued liabilities................     (301)     (492)     (141)
    Deferred revenues and other liabilities.................      (60)     (295)        1
    Other, net..............................................       (2)       18       (67)
                                                              -------   -------   -------
Net cash provided by operating activities...................    2,125     1,689     1,502
                                                              -------   -------   -------
Cash flows from investing activities:
  Short-term investments....................................       54       (41)       57
  Acquisitions of businesses, net of cash acquired..........     (231)   (1,289)   (1,946)
  Capital expenditures......................................   (1,313)   (1,327)   (1,651)
  Proceeds from divestitures of businesses, net of cash
    divested, and other sales of assets.....................    2,552       651       545
  Other investments.........................................       39        10        76
  Acquisition of minority interests.........................       --        --    (1,673)
  Other.....................................................      (29)      (21)       37
                                                              -------   -------   -------
Net cash provided by (used in) investing activities.........    1,072    (2,017)   (4,555)
                                                              -------   -------   -------
Cash flows from financing activities:
  New borrowings............................................      304     4,246     6,402
  Debt repayments...........................................   (3,597)   (3,987)   (4,407)
  Cash dividends............................................       (6)       (6)      (94)
  Common stock issued.......................................       --        --       206
  Sale of treasury stock....................................       --        --       739
  Exercise of common stock options and warrants.............       20       176       133
  Other.....................................................       --        (3)      (23)
                                                              -------   -------   -------
Net cash provided by (used in) financing activities.........   (3,279)      426     2,956
                                                              -------   -------   -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (5)       (4)       (6)
                                                              -------   -------   -------
Increase (decrease) in cash and cash equivalents............      (87)       94      (103)
Cash and cash equivalents at beginning of year..............      181        87       190
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $    94   $   181   $    87
                                                              =======   =======   =======
Supplemental cash flow information:
  Cash paid during the year for:
    Interest................................................  $   750   $   740   $   610
    Income taxes............................................      135       276       254
  Non-cash investing and financing activities:
    Note receivable from sale of assets.....................       23        --        29
    Conversion of subordinated debt to common stock.........       --       263        10
    Acquisitions of businesses and development projects:
      Liabilities incurred or assumed.......................       --       357       432
      Common stock issued...................................        3        33       180

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (IN MILLIONS, EXCEPT SHARES IN THOUSANDS)

                                                                                 ACCUMULATED
                                                                                    OTHER
                                                        ADDITIONAL              COMPREHENSIVE   RESTRICTED STOCK
                                                         PAID-IN     RETAINED      INCOME           UNEARNED
                                       COMMON STOCK      CAPITAL     EARNINGS      (LOSS)         COMPENSATION
                                     ----------------   ----------   --------   -------------   ----------------
                                     SHARES    AMOUNT
                                     -------   ------
BALANCE, JANUARY 1, 1998...........  598,678    $ 6       $3,874      $1,938        $(283)            $(11)
Net loss...........................       --     --           --        (771)          --               --
Cash dividends.....................       --     --           --         (94)          --               --
Dividends paid to employee stock
 benefit trust.....................       --     --            2          (2)          --               --
Common stock issued upon exercise
 of stock options and warrants, and
 grants of restricted stock
 (including tax benefit)...........    4,410     --           95          --           --               --
Earned compensation related to
 restricted stock, net of reversals
 on forfeited shares...............       --     --           --          --           --                1
Reversals of unearned compensation
 upon cancellation of restricted
 stock.............................       --     --           --          --           --                1
Accelerated vesting of restricted
 stock due to WM Holdings Merger...       --     --           --          --           --                9
Common stock issued for
 acquisitions......................    7,611     --          180          (5)          --               --
Common stock issued in public
 offerings.........................    5,204     --          206          --           --               --
Put rights on WM Holdings employee
 stock options, net of taxes.......              --           70          --           --               --
Adjustment of employee stock
 benefit trust to market value.....       --     --           69          --           --               --
Minimum pension liability
 adjustment, net of taxes of $47...       --     --           --          --          (60)              --
Cumulative translation adjustment
 of foreign currency statements....       --     --           --          --          (78)              --
Sale of treasury stock.............       --     --            4          --           --               --
Cancellation of treasury stock.....  (13,300)    --         (566)         --           --               --
Change in Eastern fiscal year......    3,900     --           91           1           --               --
Conversion of WTI stock options....       --     --           20          --           --               --
Other..............................    1,805     --           47          --           --               --
                                     -------    ---       ------      ------        -----             ----
BALANCE, DECEMBER 31, 1998.........  608,308    $ 6       $4,092      $1,067        $(421)            $ --
                                     -------    ---       ------      ------        -----             ----
Net loss...........................       --     --           --        (398)          --               --
Cash dividends.....................       --     --           --          (6)          --               --
Common stock issued upon exercise
 of stock options and warrants, and
 grants of restricted stock
 (including tax benefit)...........    8,431     --          242          --           --               --
Unearned compensation related to
 issuance of restricted stock to
 employees.........................      265     --            4          --           --               (4)
Common stock issued for
 acquisitions......................      458     --           33          --           --               --
Common stock issued for conversion
 of subordinated debt..............    8,984     --          261          --           --               --
Adjustment of employee stock
 benefit trust to market value.....       --     --         (232)         --           --               --
Minimum pension liability
 adjustment, net of taxes of $37...       --     --           --          --          (66)              --
Cumulative translation adjustment
 of foreign currency statements....       --     --           --          --          (76)              --
Other..............................      838     --           40          --           --               --
                                     -------    ---       ------      ------        -----             ----
BALANCE, DECEMBER 31, 1999.........  627,284    $ 6       $4,440      $  663        $(563)            $ (4)
                                     -------    ---       ------      ------        -----             ----
Net loss...........................       --     --           --         (97)          --               --
Cash dividends.....................       --     --           --          (6)          --               --
Common stock issued upon exercise
 of stock options and warrants, and
 grants of restricted stock
 (including tax benefit)...........      166     --            4          --           --               (1)
Earned compensation related to
 restricted stock..................       --     --           --          --           --                2
Common stock issued (purchased) in
 connection with litigation
 settlements.......................    1,364     --           22          --           --               --
Adjustment of employee stock
 benefit trust to market value.....       --     --           14          --           --               --
Minimum pension liability
 adjustment, net of taxes of $92...       --     --           --          --          130               --
Cumulative translation adjustment
 of foreign currency statements
 including effects of
 divestitures......................       --     --           --          --          307               --
Termination of employee stock
 benefit trust.....................       --     --           --          --           --               --
Other..............................      808     --           17          --           --               --
                                     -------    ---       ------      ------        -----             ----
BALANCE, DECEMBER 31, 2000.........  629,622    $ 6       $4,497      $  560        $(126)            $ (3)
                                     =======    ===       ======      ======        =====             ====


                                                           EMPLOYEE      COMPREHENSIVE
                                                             STOCK          INCOME
                                      TREASURY STOCK     BENEFIT TRUST      (LOSS)
                                     -----------------   -------------   -------------
                                     SHARES    AMOUNT
                                     -------   -------
BALANCE, JANUARY 1, 1998...........   34,239   $(1,369)      $(299)
Net loss...........................       --       --           --          $ (771)
Cash dividends.....................       --       --           --
Dividends paid to employee stock
 benefit trust.....................       --       --           --
Common stock issued upon exercise
 of stock options and warrants, and
 grants of restricted stock
 (including tax benefit)...........   (1,695)      75           --
Earned compensation related to
 restricted stock, net of reversals
 on forfeited shares...............       --       --           --
Reversals of unearned compensation
 upon cancellation of restricted
 stock.............................       --       --           --
Accelerated vesting of restricted
 stock due to WM Holdings Merger...       --       --           --
Common stock issued for
 acquisitions......................       --       --           --
Common stock issued in public
 offerings.........................       --       --           --
Put rights on WM Holdings employee
 stock options, net of taxes.......       --       --           --
Adjustment of employee stock
 benefit trust to market value.....       --       --          (69)
Minimum pension liability
 adjustment, net of taxes of $47...       --       --           --             (60)
Cumulative translation adjustment
 of foreign currency statements....       --       --           --             (78)
Sale of treasury stock.............  (19,180)     725           --
Cancellation of treasury stock.....  (13,300)     566           --
Change in Eastern fiscal year......       --       --           --
Conversion of WTI stock options....       --       --           --
Other..............................       --       --           --
                                     -------   -------       -----          ------
BALANCE, DECEMBER 31, 1998.........       64   $   (3)       $(368)         $ (909)
                                     -------   -------       -----          ======
Net loss...........................       --       --           --          $ (398)
Cash dividends.....................       --       --           --
Common stock issued upon exercise
 of stock options and warrants, and
 grants of restricted stock
 (including tax benefit)...........       --       --           --
Unearned compensation related to
 issuance of restricted stock to
 employees.........................       --       --           --
Common stock issued for
 acquisitions......................       --       --           --
Common stock issued for conversion
 of subordinated debt..............       --       --           --
Adjustment of employee stock
 benefit trust to market value.....       --       --          232
Minimum pension liability
 adjustment, net of taxes of $37...       --       --           --             (66)
Cumulative translation adjustment
 of foreign currency statements....       --       --           --             (76)
Other..............................       10       (1)          --
                                     -------   -------       -----          ------
BALANCE, DECEMBER 31, 1999.........       74   $   (4)       $(136)         $ (540)
                                     -------   -------       -----          ======
Net loss...........................       --       --           --          $  (97)
Cash dividends.....................       --       --           --
Common stock issued upon exercise
 of stock options and warrants, and
 grants of restricted stock
 (including tax benefit)...........   (1,078)      22           --
Earned compensation related to
 restricted stock..................       --       --           --
Common stock issued (purchased) in
 connection with litigation
 settlements.......................       83       (1)          --
Adjustment of employee stock
 benefit trust to market value.....       --       --          (14)
Minimum pension liability
 adjustment, net of taxes of $92...       --       --           --             130
Cumulative translation adjustment
 of foreign currency statements
 including effects of
 divestitures......................       --       --           --             307
Termination of employee stock
 benefit trust.....................    7,893     (150)         150
Other..............................       --       --           --
                                     -------   -------       -----          ------
BALANCE, DECEMBER 31, 2000.........    6,972   $ (133)       $  --          $  340
                                     =======   =======       =====          ======

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

1. BUSINESS

     Business -- Waste Management, Inc. and Subsidiaries ("Waste Management" or the "Company") is one of the largest publicly-owned companies providing integrated waste services in North America. Through its subsidiaries, the Company provides collection, transfer, recycling and resource recovery, and disposal services. The Company is also a leading developer, operator and owner of waste-to-energy facilities in the United States. The Company also had similar operations internationally ("WM International"). As discussed in Notes 4 and 20, pursuant to the Company's strategic plan, the Company has divested most of its WM International operations at December 31, 2000 and is actively marketing to sell its remaining WM International operations, which are considered to be held-for-sale. The Company's other reportable segment consists of non-solid waste management services, which are aggregated as a single segment for this reporting presentation. The non-solid waste management segment includes hazardous waste services (other than hazardous waste landfills) such as chemical waste management services, the Company's independent power projects, and other non-solid waste services that are provided to commercial, industrial and government customers. As discussed in Notes 4 and 20, the Company's non-solid waste management segment includes business lines that have been divested or are being actively marketed and are considered to be held-for-sale.

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

                             WASTE MANAGEMENT, INC.

2. 1999 ACCOUNTING CHARGES AND ADJUSTMENTS

     During 1999, the Company initiated a comprehensive internal review of its accounting records, systems, processes and controls at the direction of its Board of Directors. As discussed below, the Company experienced significant difficulty in the integration and conversion of information and accounting systems subsequent to the WM Holdings Merger, including certain financial systems and its billing systems. As a result of these systems and process issues, and other issues raised during the 1999 accounting review, certain charges and adjustments were recorded, as discussed below. The review was completed in time such that the Company was able to record related adjustments in its financial statements for the quarter ended September 30, 1999. The amounts recorded by the Company as a result of the review had a material effect on its financial statements for the year ended December 31, 1999. The following is a summary of charges attributable to this review which were recorded for the quarter ended September 30, 1999:

Held-for-sale adjustments...................................        $  414
Increase to allowance for doubtful accounts and other
  accounts receivable adjustments...........................           212
Asset impairments (excluding held-for-sale adjustments).....           178
Insurance reserves and other insurance adjustments..........           148
Legal, severance and consulting accruals....................           142
Merger and acquisition related costs........................            32
Other charges and adjustments, including:
  Account reconciliations...................................  348
  Loss contract reserve adjustments.........................   49
  Increases in environmental liabilities....................   49
  Other.....................................................  191      637
                                                              ---   ------
Impact of charges before income tax benefit.................         1,763
Income tax benefit..........................................          (537)
                                                                    ------
After-tax charges...........................................        $1,226
                                                                    ======

     In August 1999, the Company's Board of Directors adopted a strategic plan that includes the divestiture of its WM International operations and certain other businesses. (See Note 15, "Segment and Related Information" and Note 20, "Operations Held-for-Sale" for further discussion of the Company's WM International operations). Based primarily on preliminary bids from interested parties, these and certain other assets which were identified as held-for-sale during the third quarter of 1999 were written down to fair value less cost to sell in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, resulting in a pre-tax charge of approximately $414 at September 30, 1999. These assets were considered to be held-for-use for periods prior to the third quarter of 1999 and did not meet the criteria for impairment recognition as a "held-for-use" asset, and therefore, were not considered impaired for periods prior to the third quarter of 1999. The assets which were identified as held-for-sale and subject to adjustment include, among others, the Company's WM International operations, the Company's nuclear services disposal site operations and certain North American solid waste, or "NASW," operations that were not essential parts of the Company's network. Revisions to the third quarter estimates were required due to revisions in estimated proceeds and certain changes in business plans during the fourth quarter of 1999, as further discussed in Note 16, "Asset Impairments and Unusual Items". See Note 4 for discussion on operations that have been divested in the year 2000 or announced to be divested in the near future.

     In 1999, subsequent to the WM Holdings Merger, the Company experienced significant difficulty in the conversion from the WM Holdings' information systems to the systems currently in use, resulting in delays and errors, particularly with respect to the Company's billing systems, including delays in submitting bills to

                             WASTE MANAGEMENT, INC.

customers and errors in both computing and delivering bills. Staffing levels were insufficient to address customer complaints and disputes and did not support timely follow-up with customers. Billing system issues initially became evident in the second quarter of 1999 as receivable aging levels continued to rise. At that time, management believed that the increase in receivables was a short-term issue, receivables would return to historical levels once the billing system conversions were complete and there was not a significant collectability issue with its recorded receivables. In connection with the 1999 accounting review, the Company concluded that certain of these accounts had deteriorated to the point that they may be uncollectable, and therefore, recorded an increase in the allowance for doubtful accounts in the third quarter of 1999. Beginning in the third quarter of 1999, the Company increased its resources dedicated to receivable collection efforts. In addition, the Company performed a review of notes and other receivable-related balances in connection with this review. Taken together, the Company recorded receivable-related pre-tax charges of $212 in the third quarter of 1999.

     During the review, the Company recorded asset impairments of $178 related to several landfill sites and certain other operating assets in the third quarter of 1999. Included in the amount is $76 relating to the abandonment or closure of facilities resulting from the Company's recent business decisions regarding optimal operating strategies in specific markets in which the Company operates, or consideration of other new facts and circumstances during the review. Also included in the amount is $40, which is primarily the result of permit denials and other regulatory problems in the third quarter of 1999, which is one of the many types of facts and circumstances that may from time to time trigger impairments, and which may occasionally overlap with other triggering events or result in abandonment or closure. The Company performs a comprehensive, centrally coordinated review of its North American landfills on an annual basis. During the third quarter of 1999, that review included an evaluation of potential landfill expansion projects, with a newly refined and more stringent set of criteria for evaluating the probability of obtaining expansions to existing sites, which had the effect of excluding certain expansions that met the Company's previous criteria. For further discussion on this criteria, refer to Note 3.

     The exclusion of these expansions due to the more stringent criteria and related business judgements regarding probable success of obtaining expansions, increased depreciation and amortization and the provision for final closure and post-closure costs (included in operating expense). Impairments resulting from the application of these new stringent criteria and resulting from other facts and circumstances comprise the remaining $62 of impairments included in the $178 of impairments disclosed above.

     The Company historically estimated its insurance-related liabilities for its ongoing programs based on an analysis of insurance claims submitted for reimbursement, plus an estimate for liabilities incurred as of the balance sheet date, but not yet reported to the Company. This is the estimation method that had been used by WM Holdings prior to the WM Holdings Merger, and was continued by the Company for that pool of pre-merger WM Holdings' claims. In connection with this review, the Company evaluated the adequacy of its self-insurance liabilities and changed the manner in which it estimates its insurance-related liabilities for its ongoing property and casualty insurance programs. Both of these approaches result in acceptable estimates, but during the review the Company noted that the actuarially determined estimates using a fully-developed method provided a better estimate of the ultimate costs of the claims than a claims made plus incurred but not reported method. Accordingly, in the third quarter of 1999, the Company began estimating all insurance-related liabilities based on actuarially determined estimates of ultimate losses. This change in estimate resulted in an increased pre-tax expense of $44 for the third quarter of 1999. In addition, the Company increased its insurance-related liabilities based on its assessment of current and expected claims activities and unfavorable claims experience, resulting in an additional pre-tax charge of $104 in the third quarter of 1999.

     The Company recorded pre-tax charges related to legal, severance and consulting costs incurred in the third quarter of 1999, including increases in legal reserves and related charges of $96, principally related to increases in legal reserves in response to developments in various legal proceedings brought against

                             WASTE MANAGEMENT, INC.

WM Holdings by former shareholders of that company in connection with its restatement of earnings in February 1998. These legal developments caused the Company to evaluate the numerous shareholder cases filed against WM Holdings and to reassess their range of exposure. Additionally, the charges included $25 related to severance costs, principally for executives who left the Company in the third quarter of 1999, and $21 of consulting costs related primarily to the accounting review and related matters.

     The Company recorded $32 of merger and acquisition related costs during the third quarter of 1999, which consisted of $13 related to a third quarter purchase business combination and $19 related to the costs incurred by the Company related to the WM Holdings and the Eastern Mergers which are required to be expensed as incurred.

     The Company's results of operations for 1999 reflect pre-tax charges of approximately $348 recorded in the third quarter 1999 attributable to the reconciliation of intercompany accounts, cash, accounts receivable, fixed asset, accounts payable and certain other accounts at the Company's operating districts and other locations resulting from the 1999 accounting review. The Company's third quarter accounting review included a detailed review of substantially all of the districts' and other locations' financial and accounting records. That work necessitated a number of adjustments affecting transactions related to the current period and to periods prior to the quarter ended September 30, 1999 involving many different accounts. Although some portion of the charges of $348 may relate to a number of periods, the Company does not have sufficient information to identify all specific charges attributable to individual prior periods. Furthermore, producing the required information to perform such an identification of these charges would be cost prohibitive and disruptive to operations. In connection with the preparation of its third quarter of 1999 financial statements, the Company concluded that, based on its quantitative and qualitative analysis of available information, and after consultation with its independent public accountants, it did not have, nor was it able to obtain, sufficient information to conclude what amount of charges relate to any individual prior year, although qualitative analysis indicated that these charges were principally related to 1999. Accordingly, the Company concluded that these charges are appropriately reflected in the 1999 annual financial statements.

     The Company evaluated significant contracts under which it provides services. As a result of that review, the Company recorded a pre-tax provision of $49 related to contracts which were determined to be in a loss position, including revisions to previously established reserves based on new facts and circumstances.

     The Company increased its estimate by $33 of the ultimate costs required for final closure and post-closure obligations at certain landfills which were either closed or near final closure. That increase, and provisions related to various other environmental matters, totaled $49 as a result of the 1999 accounting review.

     In addition to the charges described above, the Company recorded additional pre-tax charges of $191 as a result of the 1999 accounting review. These additional charges involved many different issues at all levels of the Company, including, for example, adjustments to reserves for specific business disputes, adjustments of over- or under- accruals not described elsewhere herein, and numerous other items.

                             WASTE MANAGEMENT, INC.

     The charges described above, which include both recurring and nonrecurring items that have been aggregated for this presentation, are reflected in the Company's financial statements for the year ended December 31, 1999, as follows:

                                                ALLOWANCE
                                               FOR DOUBTFUL
                                                 ACCOUNTS                    INSURANCE                      MERGER
                                                AND OTHER                    RESERVES        LEGAL,           AND          OTHER
                                  HELD-FOR-      ACCOUNTS        OTHER       AND OTHER    SEVERANCE AND   ACQUISITION     CHARGES
                                    SALE        RECEIVABLE       ASSET       INSURANCE     CONSULTING       RELATED         AND
                                 ADJUSTMENTS   ADJUSTMENTS    IMPAIRMENTS   ADJUSTMENTS     ACCRUALS         COSTS      ADJUSTMENTS
                                 -----------   ------------   -----------   -----------   -------------   -----------   -----------
Operating revenues.............     $  --         $ (44)         $  --         $  --          $  --          $  --         $  13
                                    -----         -----          -----         -----          -----          -----         -----
Costs and expenses:
 Operating (exclusive of
   depreciation and
   amortization shown below)...        --            --             --           143             --             --           423
 General and administrative....        --           168             --             5             58             --           172
 Depreciation and
   amortization................        --            --             --            --             --             --            60
 Merger and acquisition related
   costs.......................        --            --             --            --             --             32            --
 Asset impairments and unusual
   items.......................       414            --            178            --             84             --             3
                                    -----         -----          -----         -----          -----          -----         -----
                                      414           168            178           148            142             32           658
                                    -----         -----          -----         -----          -----          -----         -----
Loss from operations...........      (414)         (212)          (178)         (148)          (142)           (32)         (645)
                                    -----         -----          -----         -----          -----          -----         -----
Other income (expense)
 Interest expense..............        --            --             --            --             --             --             1
 Interest income...............        --            --             --            --             --             --            13
 Minority interest.............        --            --             --            --             --             --            --
 Other income (expense)........        --            --             --            --             --             --            (6)
                                    -----         -----          -----         -----          -----          -----         -----
                                       --            --             --            --             --             --             8
                                    -----         -----          -----         -----          -----          -----         -----
Loss before income taxes and
 extraordinary items...........     $(414)        $(212)         $(178)        $(148)         $(142)         $ (32)        $(637)
                                    =====         =====          =====         =====          =====          =====         =====
Benefit from income taxes......
Net loss.......................


                                     TOTAL
                                   (INCLUDES
                                 RECURRING AND
                                 NON-RECURRING
                                    ITEMS)
                                 -------------
Operating revenues.............     $   (31)
                                    -------
Costs and expenses:
 Operating (exclusive of
   depreciation and
   amortization shown below)...         566
 General and administrative....         403
 Depreciation and
   amortization................          60
 Merger and acquisition related
   costs.......................          32
 Asset impairments and unusual
   items.......................         679
                                    -------
                                      1,740
                                    -------
Loss from operations...........      (1,771)
                                    -------
Other income (expense)
 Interest expense..............           1
 Interest income...............          13
 Minority interest.............          --
 Other income (expense)........          (6)
                                    -------
                                          8
                                    -------
Loss before income taxes and
 extraordinary items...........      (1,763)
Benefit from income taxes......         537
                                    -------
Net loss.......................     $(1,226)
                                    =======

     Subsequent to the completion of the accounting review, and in conjunction with the process of preparing its monthly financial statements during the fourth quarter of 1999 and its financial statements at December 31, 1999, additional adjustments attributable to the reconciliation of intercompany accounts, cash, accounts receivable, fixed assets, accounts payable and certain other accounts were recorded.

     The Company recorded significant adjustments in the third and fourth quarters of 1999, certain of which affected periods prior to these quarters. Accordingly, the Company, after consultation with its independent public accountants, concluded that its internal controls for the preparation of interim financial information did not provide an adequate basis for its independent public accountants to complete reviews of the quarterly financial data for the quarters during 1999. The Company believes that certain charges that were recorded in the third and fourth quarters of 1999 may relate to individual prior periods; however, the Company does not have sufficient information to identify all specific charges attributable to prior periods. If identification of all specific charges attributable to individual prior periods was possible, the Company believes that the reported results of operations presented in Note 21 to the financial statements for the third and fourth quarters of 1999 would have been favorably impacted, and the reported results of operations for the first and second quarters of 1999 would have been adversely impacted. In connection with the preparation of its third quarter financial statements, the Company concluded, based on its quantitative and qualitative analysis of available information, after consultation with its independent public accountants, that it did not have, nor was it able to obtain, sufficient information to conclude what amount of the charges relate to any individual prior year, although

                             WASTE MANAGEMENT, INC.

qualitative analysis indicates that these charges were principally related to 1999. Accordingly, the Company concluded that these charges were appropriately reflected in the 1999 annual financial statements.

     The Company believes that the processes it used for the preparation of its 2000 interim financial statements have improved. In addition, the Company has committed substantial resources to mitigate the previously identified control weaknesses. Management believes these efforts enabled the Company to produce timely and reliable interim financial statements for quarters during 2000.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Concentrations of credit risk -- Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers comprise the Company's customer base, thus spreading the trade credit risk. At December 31, 2000 and 1999, no single group or customer represents greater than 10% of total accounts receivable. The Company controls credit risk through credit evaluations, credit limits, and monitoring procedures. The Company performs credit evaluations for commercial and industrial customers and performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable.

     Operations held-for-sale -- It is the Company's policy to classify the businesses that the Company is marketing for sale and the portfolio of real estate that the Company considers surplus and is marketing for sale, as operations held-for-sale. The carrying values of these assets are written down to fair value, less costs to sell. These charges are based on estimates and certain contingencies that could materially differ from the actual results and resolution of any such contingencies. The Company discontinues depreciation on fixed assets for businesses that are classified as held-for-sale.

     Property and equipment -- Property and equipment are recorded at cost. Except for the Company's waste-to-energy and independent power facilities, expenditures for major additions and improvements are

                             WASTE MANAGEMENT, INC.

capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. At the Company's waste-to-energy and independent power facilities, the Company accrues for major maintenance expenditures. Such accruals are based upon planned maintenance expenditures and are classified as current or non-current liabilities based on the expected timing of the expenditures.

     When property and equipment are retired, sold, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations as increases or offsets to operating expense for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The Company assumes no salvage value for its depreciable North American fixed assets. The estimated useful lives for significant property and equipment categories are as follows (in years):

                                                              USEFUL LIVES
                                                              ------------
Vehicles....................................................   3 to 10
Machinery and equipment.....................................   3 to 20
Commercial and roll-off containers..........................   8 to 12
Buildings and improvements..................................   10 to 40
Waste-to-energy facilities..................................      50

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

     The difference between the present value of a landfill's estimated total final closure and post-closure costs and amounts accrued to date is accrued prospectively on a units of consumption basis, typically by applying a rate per ton over the remaining capacity of the landfill. The present value of final closure and post-closure costs are fully accrued for each landfill once the site discontinues accepting waste.

     The remaining capacity of a landfill is determined by the unutilized permitted airspace and expansion airspace when the success of obtaining such expansion permit is considered probable.

     Effective as of the third quarter of 1999, the Company applied a more stringent set of criteria for evaluating the probability of obtaining an expansion permit to landfill airspace at existing sites, which is as follows:

     - Personnel are actively working to obtain land use and local and state approvals for an expansion of an existing landfill;

     - At the time the expansion is added to the permitted site life, it is probable that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

     - The respective landfill owners or the Company have a legal right to use or obtain land to be included in the expansion plan;

     - There are no significant known technical, legal, community, business, or political restrictions or issues that could impair the success of such expansion;

                             WASTE MANAGEMENT, INC.

     - Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

     - Airspace and related costs, including additional final closure and post-closure costs, have been estimated based on conceptual design.

     Additionally, to include airspace from an expansion effort, the expansion permit application must generally be expected to be submitted within one year, and the expansion permit must be expected to be received within two to five years. Exceptions to these criteria must be approved through a landfill-specific approval process that includes an approval from the Company's Chief Financial Officer and review by the Audit Committee of the Board of Directors. Of the 94 landfill sites with expansions at December 31, 2000, 25 landfill locations required the Company's Chief Financial Officer to approve the exception to the criteria. These exceptions were generally due to opposition to expansion efforts that could impede the expansion project and due to permit application processes beyond the one-year limit, which in most cases were due to state-specific permitting procedures. Generally, the Company has been successful in receiving approvals for expansions pursued; however, there can be no assurance that the Company will be successful in obtaining landfill expansions in the future.

     As disposal volumes are affected by seasonality and competitive factors, airspace amortization varies between fiscal quarters due to change in volumes of waste disposal at the Company's landfills. Airspace amortization is also affected by changes in engineering costs and estimates.

     Business combinations -- For those business combinations accounted for under the pooling of interests method, the financial statements are combined with those of the Company at their historical amounts, and, if material, all periods presented are restated as if the combination occurred on the first day of the earliest year presented. For those acquisitions accounted for using the purchase method of accounting, the Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary if, and when, information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined. The Company does not believe potential differences between its fair value estimates and actual fair values are material.

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

     Goodwill and other intangible assets -- Goodwill is the excess of cost over net assets of acquired businesses. Goodwill is amortized on a straight-line basis over a period not greater than 40 years commencing on the dates of the respective acquisitions. Other intangible assets consist primarily of customer lists, covenants not-to-compete, licenses and permits. Other intangible assets are recorded at cost and amortized on a straight-line basis. Customer lists are generally amortized over five to seven years. Covenants not-to-compete are amortized over the term of the agreement, which is generally three to five years. Licenses, permits and contracts are amortized over the shorter of the definitive terms of the related agreements or 40 years.

                             WASTE MANAGEMENT, INC.

     Restricted funds held by trustees -- Restricted funds held by trustees of $275 and $167 at December 31, 2000 and 1999, respectively, are included in other non-current assets and consist principally of funds deposited in connection with landfill final closure and post-closure obligations, insurance escrow deposits, and amounts held for landfill and other construction arising from industrial revenue financings. These amounts are principally invested in fixed income securities of federal, state and local governmental entities and financial institutions.

     Long-lived assets -- Long-lived assets consist primarily of property and equipment, goodwill and other intangible assets. The recoverability of long-lived assets is evaluated periodically at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of possible impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations for the remaining amortization period. If an impairment loss exists, the carrying amount of the related long-lived assets is reduced to its estimated fair value.

     Income taxes -- Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

     Loss contracts -- The Company reviews its revenue producing contracts in the ordinary course of business to determine if the direct costs, exclusive of any non-variable costs, to service the contractual arrangements exceed the revenues to be produced by the contract. Any resulting net loss over the life of the contract is expensed at the time of such determination.

     Derivative financial instruments -- From time to time, the Company uses derivatives to manage interest rate risk. The Company's policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company's fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. The Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial wherewithal to minimize credit risk. The amount of gains or losses from the use of derivative financial instruments has not been and is not expected to be material to the Company's financial statements.

     At December 31, 2000 and 1999, the Company engaged in hedging of recyclable paper price risk. Instruments accounted for as hedges must be effective at managing risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values or cash flows of hedge instruments must have a high degree of inverse correlation with changes in market values or cash flows of the underlying hedged items. Derivatives that meet the hedge criteria are accounted for under the deferral or accrual method.

                             WASTE MANAGEMENT, INC.

     Capitalized interest -- Interest is capitalized on certain projects under development including landfill projects and probable landfill expansion projects, and on certain assets under construction, including operating landfills and waste-to-energy facilities. The capitalization of interest for operating landfills is based on the costs incurred on discrete cell construction projects, plus an allocated portion of the common site costs. The common site costs include the development costs of a landfill project or the purchase price of an operating landfill, and the ongoing infrastructure costs benefiting the lifecycle of the landfill. Cell construction costs include the construction of cell liners and final capping during the operating life of the site. During 2000, 1999 and 1998, total interest costs were $770, $804 and $724, respectively, of which $22, $34 and $42 were capitalized as landfill costs in property and equipment, respectively.

4. BUSINESS COMBINATIONS AND DIVESTITURES

  Purchase Acquisitions

     During 2000 and 1999, the Company consummated over 70 and 240 acquisitions, respectively, that were accounted for under the purchase method of accounting. The total cost of acquisitions was approximately $234 and $1,372 for 2000 and 1999, respectively, which included cash paid, common stock issued and debt assumed.

  Pooling of Interests Transactions

     Under the terms of the 1998 Eastern Merger, the Company issued 0.6406 of a share of its common stock (approximately 24.5 million shares in total) for each share of Eastern's outstanding common stock. Under the terms of the 1998 WM Holdings Merger, the Company issued 0.725 of a share of its common stock (approximately 354.0 million shares in total) for each share of WM Holdings outstanding common stock.

     In 2000, no merger costs were recorded. In 1999, the Company incurred $45 in merger costs primarily related to the WM Holdings Merger and the Eastern Merger. The table below reflects merger cost charges in 1998 related to the WM Holdings Merger and the Eastern Merger.

                                                              WM HOLDINGS   EASTERN
                                                              -----------   -------
Transaction or deal costs, primarily professional fees and
  filing fees...............................................    $  124       $ 14
Employee severance, separation and transitional costs.......       324         26
Restructuring charges relating to the consolidation and
  relocation of operations, and the transition and
  implementation of information systems.....................       167         21
Estimated loss on the sale of:
  Assets to comply with governmental orders.................       255         32
  Duplicate facilities and related leasehold improvements...       189         29
  Duplicate revenue producing assets........................        26         32
Provision for the abandonment of:
  Revenue producing assets..................................       127          3
  Non-revenue producing assets, consisting of landfill
     projects and leasehold improvements which were
     determined to be duplicative assets from the related
     merger.................................................       263          7
  Other assets, consisting primarily of computer hardware
     and software costs which have no future value..........       150          1
                                                                ------       ----
          Total.............................................    $1,625       $165
                                                                ======       ====

     Merger and acquisition related costs include estimates for anticipated losses from the sales of assets pursuant to governmental orders and other asset divestiture plans. These anticipated losses were estimated

                             WASTE MANAGEMENT, INC.

based on the Company's assessment of relevant facts and circumstances, including consideration of the various provisions of asset sale agreements. During the second quarter of 1999, the Company resolved an outstanding contingency regarding its governmentally-ordered sale of assets to Republic Services, Inc., which reduced the previously reported loss on that sale by approximately $80. Offsetting this amount in the same quarter, the Company (i) consummated its sale of 51% of its non-land disposal hazardous waste operations and on-site industrial cleaning services to Vivendi S.A. which resulted in losses of approximately $79 greater than previously estimated; (ii) increased its anticipated losses by approximately $14 related to the assets required to be sold pursuant to the Eastern Merger; and (iii) decreased other anticipated losses by approximately $13.

     Furthermore, the Company recorded certain unusual charges of $864 in 1998 that were primarily, yet indirectly, related to the WM Holdings Merger. See Note 16.

  Divestitures

     The Company's 1999 strategic plan included marketing for sale its WM International operations, its domestic non-solid waste operations and selected NASW operations. Note 20 discusses the remaining operations held-for-sale which the Company believes will be divested prior to December 31, 2001.

     The following is a summary of the significant divestitures the Company has completed as of December 31, 2000 by segment:

SEGMENT                                                       APPROXIMATE SALE PRICE
-------                                                       ----------------------
WM International............................................          $1,910(a)
Non-solid waste.............................................          $  439(a)
NASW........................................................          $  310(b)

---------------

(a) Approximate sales price includes cash proceeds and assumed debt.
(b) Approximate sales price includes cash proceeds, notes receivables and a long-term prepaid disposal agreement.

5. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, consisted of the following:

                                                               2000      1999
                                                              -------   -------
Land........................................................  $   729   $   704
Landfills...................................................    7,548     7,305
Vehicles....................................................    3,019     2,762
Machinery and equipment.....................................    2,118     2,254
Containers..................................................    2,043     1,871
Buildings and improvements..................................    1,337     1,383
Furniture and fixtures......................................      191       190
                                                              -------   -------
                                                               16,985    16,469
Less accumulated landfill airspace amortization.............   (2,698)   (2,239)
Less accumulated depreciation on other property and
  equipment.................................................   (4,161)   (3,926)
                                                              -------   -------
                                                              $10,126   $10,304
                                                              =======   =======

     Depreciation and amortization expense for property and equipment for 2000, 1999 and 1998 was $1,210, $1,344 and $1,337, respectively.

     The exclusion of certain landfill expansions from the airspace amortization estimates due to more stringent criteria (see Note 3) and related business judgements regarding probable success increased depreciation and amortization expense and the provision for final closure and post-closure (included in

                             WASTE MANAGEMENT, INC.

operating expenses) in the second half of 1999 and in 2000. The exclusions of these expansions also resulted in the Company recognizing $33 in landfill impairments in the third quarter of 1999 (see Note 2).

     Rental expense for leased properties was $186, $189 and $195 during 2000, 1999 and 1998, respectively. These amounts primarily include rents under long-term leases and rents charged as a percentage of revenue, but are exclusive of financing leases which are capitalized for accounting purposes. Payments due during the next five years and thereafter on long-term rental obligations are as follows:

                         2001   2002   2003   2004   2005   THEREAFTER
                         ----   ----   ----   ----   ----   ----------
                         $124   $115   $104   $106   $106      $317

6. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill at December 31, consisted of the following:

                                                               2000      1999
                                                              ------    ------
Goodwill....................................................  $5,795    $5,813
Less accumulated amortization...............................    (749)     (627)
                                                              ------    ------
                                                              $5,046    $5,186
                                                              ======    ======
Other intangible assets.....................................  $  273    $  306
Less accumulated amortization...............................    (126)     (136)
                                                              ------    ------
                                                              $  147    $  170
                                                              ======    ======

     Amortization expense for goodwill and other intangible assets was $219, $270 and $162 for 2000, 1999 and 1998, respectively.

7. LONG-TERM DEBT

     Long-term debt at December 31, consisted of the following:

                                                               2000      1999
                                                              ------    -------
Bank credit facilities......................................  $  120    $ 2,250
Commercial paper, average interest of 5.5% in 1999..........      --         22
Senior notes and debentures, interest of 6% to 8 3/4%
  through 2029..............................................   6,307      6,750
4% Convertible subordinated notes due 2002..................     535        535
5.75% Convertible subordinated notes due 2005...............      31        427
Tax-exempt and project bonds, principal payable in periodic
  installments, maturing through 2029, fixed and variable
  interest rates ranging from 4.38% to 9.38% at December 31,
  2000......................................................   1,260      1,235
Installment loans, notes payable, and other, interest to
  14.25%, maturing through 2015.............................     232        279
                                                              ------    -------
                                                              $8,485    $11,498
                                                              ======    =======

     Maturities of long-term debt for the next five years are as follows:

                              2001    2002    2003   2004   2005
                              ----   ------   ----   ----   ----
                              $113   $2,289   $592   $730   $221

     The Company has a $1,500 syndicated loan facility (the "Syndicated Facility") which expires July 10, 2001 with a one-year extension option and a $1,400 senior revolving credit facility (the "Credit Facility"),

                             WASTE MANAGEMENT, INC.

which matures August 2002. The Syndicated Facility requires annual renewal by the lender and provides for a one-year term option at the Company's request in the event of non-renewal. The Syndicated Facility and Credit Facility are available for borrowings, including letters of credit, and for supporting the issuance of commercial paper. The covenant restrictions for the Syndicated Facility and Credit Facility include, among others, interest coverage and debt capitalization ratios, limitations on dividends, additional indebtedness and liens. The Syndicated Facility and Credit Facility are used to refinance existing debt and letters of credit, to fund acquisitions, and for working capital purposes.

     At December 31, 2000, the Company had borrowings of $120, which are classified as long-term, under the Syndicated Facility at an average interest rate of 7.74%. No borrowings were outstanding under the Credit Facility at December 31, 2000. The facility fees were 0.20% and 0.25% per annum under the Syndicated Facility and Credit Facility, respectively, at December 31, 2000. The Company had issued letters of credit of approximately $1,500 in the aggregate under the Syndicated Facility and Credit Facility, leaving unused and available aggregate credit capacity of approximately $1,300 at December 31, 2000.

     Under the terms of the Syndicated Facility and the Credit Facility, the Company is obligated to repay the borrowings under the facilities with the cash proceeds received from the strategic plan divestitures. The Company was required to use all of the first $1,500 of net proceeds from the divestitures to repay indebtedness, which it has done. Additionally, the Company is required to use 50% of the additional cash proceeds greater than $1,500 and up to $2,500 from divestitures to repay the indebtedness under the Syndicated and Credit Facilities. As of December 31, 2000, the Company had received cash proceeds of approximately $2,500 from its divestitures, approximately $175 of which was used to repay the Company's Eurocurrency facilities in the second quarter of 2000, approximately $100 was used for repayment of divestiture subsidiary debts and the remainder has been used to repay indebtedness under the bank credit facilities.

     On May 21, 1999, the Company completed a private placement of $1,150 of its senior notes. The Company issued $200 of 6% senior notes, due 2001; $200 of 6 1/2% senior notes due 2004; $500 of 6 7/8% senior notes due 2009; and $250 of 7 3/8% senior notes due 2029. The senior notes constitute senior and unsecured obligations of the Company ranking equal in right of payment with all other senior and unsecured obligations of the Company, as defined in the indenture. The 6% senior notes are not redeemable by the Company. The 6 1/2% senior notes, the 6 7/8% senior notes, and 7 3/8% senior notes are redeemable, in whole or in part, at the option of the Company at any time, or from time to time, at a redemption price defined in the indenture. Interest is payable semi-annually on May 15 and November 15. All proceeds from the private placement notes were used to repay outstanding debt under the Credit Facility and to reduce the amount of commercial paper outstanding.

     On July 17, 1998, the Company issued $600 of 7% senior notes, due on July 15, 2028 (the "7% Notes") and $600 of 6 1/8% mandatorily tendered senior notes, due on July 15, 2011 (the "6 1/8% Notes"). The 7% Notes are redeemable, in whole or in part, at the option of the Company at any time and from time to time at the redemption price, as defined in the indenture. The 6 1/8% Notes are subject to certain mandatory tender features as described in the indenture, which may require the purchase by the Company of a portion of or all of the outstanding notes on July 15, 2001. The Company intends to either refinance these notes or use borrowings available under the Syndicated Facility and/or the Credit Facility in the event it must purchase the notes on July 15, 2001. Accordingly, these borrowings have been classified as long-term at December 31, 2000. The proceeds from the 7% Notes and 6 1/8% Notes were used to repay outstanding indebtedness under the Company's credit facilities. Interest on the 7% Notes and 6 1/8% Notes is payable semi-annually on January 15 and July 15.

     The Company's 4% convertible subordinated notes, due on February 1, 2002 have interest which is payable semi-annually in February and August. The notes are convertible by the holders into shares of the Company's common stock at any time at a conversion price of forty-three dollars and fifty-six cents per share. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined in the

                             WASTE MANAGEMENT, INC.

indenture. The notes have been redeemable since February 1, 2000 at the option of the Company at 101.6% of the principal amount, and decline to 100.8% of the principal amount on February 1, 2001 and thereafter until maturity, at which time the notes will be redeemed at par, plus accrued interest.

     The 5.75% convertible subordinated notes due 2005 are subordinated to all existing and future senior indebtedness of the Company. Each note bears cash interest at the rate of two percent per annum of the one thousand dollar principal amount at maturity, payable semi-annually. The stated discount is two hundred eighty-two dollars and twenty cents. At the option of the holder, each note was redeemable for cash by the Company on March 15, 2000, at eight hundred forty-three dollars and three cents along with the related accrued unpaid interest. The notes have been callable by the Company since March 15, 2000, for cash, at the stated issue price plus accrued stated discount and accrued but unpaid interest through the date of redemption. In addition, each note is convertible at any time prior to maturity into approximately 18.9 shares of the Company's common stock, subject to adjustment upon the occurrence of certain events. Upon any such conversion, the Company will have the option of paying cash equal to the market value of the shares which would otherwise be issuable. In December of 1999, the Company began repurchasing its 5.75% convertible notes. During 2000, the Company had repurchased approximately $397 of the remaining outstanding notes.

     The Company had a public debt offering during the first quarter of 2001. The net proceeds from the offering of the notes will be utilized to repay $600 of senior notes which have been classified as long-term at December 31, 2000. See Note 24 for further discussion.

8. ENVIRONMENTAL LIABILITIES

     The Company has material financial commitments for the costs associated with its future obligations for final closure and post-closure obligations with respect to the landfills it owns or operates. Estimates for final closure and post-closure costs are developed using input from the Company's engineers and accountants and are reviewed by management, typically at least once per year. The estimates are based on the Company's interpretation of current requirements and proposed regulatory changes. For landfills, the present value of final closure and post-closure liabilities is accrued using the calculated rate per ton and charged to expense as airspace is consumed. The present value of total estimated final closure and post-closure cost will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Final closure and post-closure accruals consider estimates for the final cap and cover for the site, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure. For purchased disposal sites, the Company assesses and records a present value-based final closure and post-closure liability at the time the Company assumes closure responsibility. This liability is based on the estimated final closure and post-closure costs and the percentage of airspace used as of the date the Company has assumed the closure responsibility. Thereafter, the difference between the final closure and post-closure liability recorded at the time of acquisition and the present value of total estimated final closure and post-closure costs to be incurred is accrued using the calculated rate and charged to expense as airspace is consumed.

     In the United States, the final closure and post-closure requirements are established by the EPA's Subtitles C and D regulation, as implemented and applied on a state-by-state basis. The costs to comply with these requirements could increase in the future as a result of legislation or regulation.

     The Company routinely reviews and evaluates sites that require remediation, including sites listed on the EPA's National Priority List ("NPL sites"). The Company considers whether the Company was an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site, the number of years the Company was connected with the site, as well as reviewing the same information with respect to other named and unnamed potentially responsible parties ("PRPs"). The Company then reviews the estimated cost for the likely remedy, which is based on management's judgment and experience in

                             WASTE MANAGEMENT, INC.

remediating such sites for the Company as well as for unrelated parties, information available from regulatory agencies as to costs of remediation, and the number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site, as well as the typical allocation of costs among PRPs. These estimates are sometimes a range of possible outcomes. In those cases, the Company provides for the amount within the range which constitutes its best estimate. If no amount within the range appears to be a better estimate than any other amount, the Company provides for the minimum amount within the range in accordance with SFAS No. 5, Accounting for Contingencies. The Company believes that it is "reasonably possible," as that term is defined in SFAS No. 5 ("more than remote but less than likely"), that its potential liability, at the high end of such ranges, would be approximately $249 higher on a discounted basis in the aggregate than the estimate that has been recorded in the consolidated financial statements as of December 31, 2000.

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

     Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (at 2.5% and 2% at December 31, 2000 and 1999, respectively) until expected time of payment and then discounted to present value (at 6.0% and 5.5% at December 31, 2000 and 1999, respectively). The accretion of the interest related to the discounted environmental liabilities is included in the annual calculation of the landfill's final closure and post-closure cost per ton and is charged to operating expense as landfill airspace is consumed. The portion of the Company's recorded environmental liabilities that has never been subject to inflation or discounting was approximately $136 and $140 at December 31, 2000 and 1999, respectively. Had the Company not discounted any portion of its liability, the amount recorded would have been increased by approximately $415 at December 31, 2000.

                             WASTE MANAGEMENT, INC.

     Liabilities for final closure, post-closure and environmental remediation costs at December 31, consisted of the following:

                                                               2000    1999
                                                              ------   ----
Current portion, included in accrued liabilities:
  Closure/Post-closure......................................  $   54   $ 44
  Remediation...............................................      99     96
                                                              ------   ----
                                                                 153    140
                                                              ------   ----
Non-current portion:
  Closure/Post-closure......................................     559    556
  Remediation...............................................     250    281
                                                              ------   ----
                                                                 809    837
                                                              ------   ----
Total recorded..............................................     962   $977
                                                                       ====
Amount to be provided including discount of $415 related to
  recorded amounts..........................................   1,850
                                                              ------
Expected aggregate environmental liabilities based on
  current cost..............................................  $2,812
                                                              ======

     Anticipated payments (based on current costs) of currently identified environmental liabilities for the next five years are as follows:

                                2001   2002   2003   2004   2005
                                ----   ----   ----   ----   ----
                                $153   $66    $73    $50    $40

     In addition to the amounts above, the Company has perpetual care obligations at a site of approximately $2 per year.

     The Company has filed suit against numerous insurance carriers seeking reimbursement for past and future environmentally related remedial, defense and tort claim costs at a number of sites. Carriers involved in these matters have typically denied coverage and are defending against the Company's claims. While the Company is vigorously pursuing such claims, it regularly considers settlement opportunities when appropriate terms are offered. Settlements, which were $2 in 2000, $7 in 1999 and $47 in 1998, have been included in operating costs and expenses as an offset to environmental expenses.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts of the Company's financial instruments have been determined by the Company using available market information and commonly accepted valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The fair value estimates presented herein are based on information available to management as of December 31, 2000 and 1999. Such amounts have not been revalued since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

     The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, trade accounts payable, financial instruments included in notes and other receivables and financial instruments included in other assets or other liabilities are estimated to approximate their fair values principally because of the short-term maturities of these instruments. As of December 31, 2000 and 1999, the carrying amount of

                             WASTE MANAGEMENT, INC.

debt was $8,485 and $11,498, respectively, and the fair value of debt was estimated at $8,281 and $10,777, respectively.

10. DERIVATIVE FINANCIAL INSTRUMENTS

     Interest rate agreements -- The Company has entered into interest rate swap agreements to balance fixed and floating rate debt interest risk in accordance with management's criteria (see Note 3). The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received over the life of the agreements are recorded in the consolidated financial statements as a part of interest expense on the underlying debt, and the swap is not recorded on the balance sheet. As of December 31, 2000, interest rate agreements in notional amounts and with terms as set forth in the following table were outstanding:

                             NOTIONAL
                              AMOUNT
CURRENCY                 (IN U.S. DOLLARS)   RECEIVE      PAY            MATURITY DATE
--------                 -----------------   --------   --------   -------------------------
U.S. Dollar............       $   21         Floating   Fixed      Through December 31, 2012
U.S. Dollar............       $1,052         Fixed      Floating   Through April 1, 2010

     Commodity agreements -- The Company has entered into recycled paper swap agreements to help mitigate the price volatility of recycled paper. The agreements are contracts to exchange fixed and floating commodity prices over a fixed period of time. All of the Company's recyclable paper hedges are cash-settled on a monthly basis with the counterparty and are recorded as a component of operating expense. At December 31, 2000 the Company had recycled paper swap agreements for a total notional amount of 48,722 tons per month expiring at various dates through November 2007. These swap agreements are not recorded on the balance sheet.

     Fair values -- The fair values of the interest rate swaps and recycled paper swaps represent the amounts at which the agreements could be settled based on estimated market rates. At December 31, 2000, the Company would have had to pay approximately $5 and would receive $11 to settle the interest rate swap agreements and recycled paper swap agreements, respectively.

11. CAPITAL STOCK

     The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation), and limitations. The Company has ten million shares of authorized $.01 par value preferred stock, none of which is currently outstanding.

     The Company declared cash dividends of approximately $6 during both 2000 and 1999 and $94 during 1998. Based on the Company's weighted average common shares outstanding, the cash dividends per common share were $0.01, $0.01 and $0.16 for 2000, 1999 and 1998, respectively. As of December 31, 2000, due to current credit agreements, the Company's ability to pay dividends and repurchase capital stock was limited to $369, of which no more than $25 may be paid for dividends.

12. COMMON STOCK OPTIONS AND WARRANTS

     The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended, under which no compensation cost for stock options is recognized when granted with an exercise price at least equal to fair market value. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting which are shown below.

                             WASTE MANAGEMENT, INC.

     Under the Company's 1993 Stock Option Incentive Plan and the Company's 2000 Stock Option Incentive Plan, options to purchase 26.5 million and 29.0 million shares, respectively, of the Company's common stock may be granted to officers, directors, and key employees. Options are granted under these plans at exercise prices at least equal to the fair market value on the date of grant. The option plans have various vesting periods, and expire up to ten years from the date of grant. The Company also has a 2000 Broad-Based Employee Plan under which options to purchase 3 million shares can be granted to any non-officer employees. The exercise prices for options under the Broad-Based Plan are at least equal to the fair market value on the date of grant, may vest over various periods, and expire up to ten years from the date of grant.

     Under the 1996 Stock Option Plan for Non-Employee Directors, the Company's outside directors receive an annual grant of 10,000 options on each January 1. In accordance with the plan, options to purchase up to 2,400,000 shares of the Company's common stock may be granted, with one-year vesting periods and expiration dates ten years from the date of grant. The options are granted at exercise prices equal to the fair market value of the common stock on the date of grant.

     Stock options granted by the Company in 2000, 1999 and 1998 generally have ten year terms and vest over four or five years. Stock options granted by WM Holdings prior to March 10, 1998, became fully vested upon consummation of the WM Holdings Merger. WM Holdings' options granted after March 10, 1998 generally continue to vest in accordance with their original vesting schedule of 3 years. Generally, all other stock options granted by merged entities continue to vest under varying vesting periods ranging from immediate vesting to five years following the date of the grant.

     The Company also has outstanding options and warrants related to various predecessor plans acquired through merger and acquisition activity.

     The following table summarizes common stock option and warrant transactions under the aforementioned plans and various predecessor plans for 2000, 1999 and 1998 (shares in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                           2000                 1999                1998
                                     -----------------   ------------------   -----------------
                                              WEIGHTED             WEIGHTED            WEIGHTED
                                              AVERAGE              AVERAGE             AVERAGE
                                              EXERCISE             EXERCISE            EXERCISE
                                     SHARES    PRICE     SHARES     PRICE     SHARES    PRICE
                                     ------   --------   -------   --------   ------   --------
Outstanding at beginning of year...  36,733    $34.53     40,810    $32.72    37,631    $30.46
Granted............................   8,069     15.46      8,206     33.86    10,645     43.92
Assumed in acquisitions............      --        --         --        --     1,986     36.77
Exercised..........................  (1,288)    18.95    (11,685)    26.88    (8,593)    34.17
Canceled or expired................  (4,331)    41.36       (598)    51.54      (859)    45.33
                                     ------              -------              ------
Outstanding at end of year.........  39,183    $30.36     36,733    $34.53    40,810    $32.72
                                     ======              =======              ======
Exercisable at end of year.........  23,523    $33.43     22,055    $33.93    23,994    $29.25
                                     ======              =======              ======

     In addition to the amounts in the table above, at December 31, 2000 and 1999, the Company had approximately 1.0 million warrants outstanding at a weighted average exercise price of $20.96 per share. The warrants were issued by a previously acquired company to non-employees in connection with services provided to that company.

                             WASTE MANAGEMENT, INC.

     Outstanding and exercisable stock options and warrants at December 31, 2000, were as follows (shares in thousands):

                                        OUTSTANDING                           EXERCISABLE
                        --------------------------------------------   -------------------------
RANGE OF                         WEIGHTED AVERAGE   WEIGHTED AVERAGE            WEIGHTED AVERAGE
EXERCISE PRICES         SHARES    EXERCISE PRICE    REMAINING YEARS    SHARES    EXERCISE PRICE
---------------         ------   ----------------   ----------------   ------   ----------------
$2.25 to $10.00.......     111        $ 7.21              3.37            111        $ 7.21
$10.01 to $20.00......  13,111         14.78              7.73          4,081         13.45
$20.01 to $30.00......   7,992         24.23              5.97          6,188         24.79
$30.01 to $40.00......   6,676         35.53              6.30          5,058         35.64
$40.01 to $50.00......   5,172         45.47              5.09          4,747         45.35
$50.01 to $140.16.....   6,121         53.72              6.66          3,338         54.39
                        ------                                         ------
                        39,183         30.36              6.60         23,523         33.43
                        ======                                         ======

     The weighted average fair value per share of common stock options and warrants granted during 2000, 1999 and 1998 were $6.78, $16.17 and $18.61, respectively. The fair value of each common stock option or warrant granted to employees or directors during 2000, 1999 and 1998 is estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0% to 2%, risk-free interest rates which vary for each grant and range from 4.63% to 7.67%, expected life of three to seven years for all grants, and stock price volatility primarily ranging from 23.74% to 50.04% for all three to seven year grants.

     If the Company applied the recognition provisions of SFAS No. 123, the Company's net loss and loss per common share for 2000, 1999 and 1998 would approximate the pro forma amounts shown below:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                              -------   ------   ------
Net loss:
  As reported..............................................   $  (97)   $(398)   $(771)
  Pro forma................................................     (172)    (479)    (833)
Basic loss per common share:
  As reported..............................................    (0.16)   (0.65)   (1.32)
  Pro forma................................................    (0.28)   (0.78)   (1.43)
Diluted loss per common share:
  As reported..............................................    (0.16)   (0.65)   (1.32)
  Pro forma................................................    (0.28)   (0.78)   (1.43)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future results or performance.

     In November 1999, the Company's President, CEO and Chairman of the Board was granted 650,000 stock options upon joining the Company. The options, which are included in the above tables, vest according to certain performance goals in lieu of the normal vesting schedules. Notwithstanding these performance goals, all of these options will vest no later than five years from the date of grant.

13. EMPLOYEE BENEFIT PLANS

     Effective January 1, 1999, the Waste Management Retirement Savings Plan and the Wheelabrator-Rust Savings and Retirement Plan were merged into the USA Waste Services, Inc. Employee Savings Plan, which was then renamed the Waste Management Retirement Savings Plan ("Savings Plan"). The Savings Plan covers employees (except those working subject to collective bargaining agreements which do not provide for

                             WASTE MANAGEMENT, INC.

coverage under such plans) following a 90 day waiting period after hire, and allows eligible employees to contribute up to 15% of their annual compensation, as limited by IRS regulations. Under the Savings Plan, the Company matches employee contributions up to 3% of their eligible compensation and matches 50% of employee contributions in excess of 3% but no more than 6% of eligible compensation. Both employee and Company contributions vest immediately. Charges to operations for the Company's defined contribution plans were $38, $49 and $70, during 2000, 1999 and 1998, respectively.

     During 2000, the Company sold its foreign subsidiaries that participated in both defined benefit and defined contribution retirement plans. The annual activity of these plans is not included in the tables below primarily due to their insignificance and sale of the related operating companies in 2000. In addition to the pension plan for certain employees under collective bargaining agreements established in 1998 (see below), other Company subsidiaries participate in various multi-employer pension plans and in two instances, site or contract specific plans, covering certain employees not covered under the Company's pension plans. These multi-employer plans are generally defined benefit plans; however, in many cases, specific benefit levels are not negotiated with or known by the employer contributors. The projected benefit obligation, plan assets and unfunded liability of the site or contract specific plans are not material and are not included in the tables below. Contributions of $28, $31 and $26 for subsidiaries' defined benefit plans were charged to operations in 2000, 1999 and 1998, respectively.

     The Company had a qualified defined benefit pension plan (the "Plan") for all eligible non-union domestic employees of WM Holdings which, as discussed below, was terminated as of October 31, 1999 in connection with the WM Holdings Merger. Throughout the life of the Plan, benefits were based on the employee's years of service and compensation during the highest five consecutive years out of the last ten years of employment. The Company's funding policy was to contribute annually an amount determined in consultation with its actuaries, approximately equal to pension expense, except as may be limited by the requirements of the Employee Retirement Income Security Act ("ERISA"). An actuarial valuation report was prepared for the Plan as of September 30 each year and used for the year-end disclosures.

     In connection with the WM Holdings Merger, the Company ceased benefit accruals for the Plan as of December 31, 1998. The Company planned to liquidate the Plan's assets and settle its obligations to participants, except as related to certain employees participating under collective bargaining agreements, whose benefits were transferred to a newly created plan effective October 1, 1998. This decision resulted in a curtailment expense charge in asset impairments and unusual items of $35 in 1998. The Plan was officially terminated as of October 31, 1999. The Company contributed approximately $145 to the Plan's trusts during 2000 and expects contributions of approximately $20 to be made in early 2001 relating to the final liquidation of the Plan. The expense recorded for this Plan during 2000 was approximately $197. During the fourth quarter of 2000, the Company adjusted accumulated other comprehensive income to reflect the final anticipated settlement expense of $3, net of taxes of $2, which will be expensed as the final settlements occur in 2001.

     Also in conjunction with the WM Holdings Merger, the Company has terminated certain non-qualified supplemental benefit plans for certain officers and non-officer managers, the most significant plan being the WM Holdings' Supplemental Executive Retirement Plan ("SERP") (collectively the "Supplemental Plans"). The curtailment and settlement loss related to these plans of $62 was recorded in asset impairments and unusual items in 1998. The Company has a pension liability as of December 31, 2000 equal to the expected payment amounts. The Plan and Supplemental Plans are combined under the caption "Pension Benefits" in the tables that follow.

     WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible employees. In conjunction with the WM Holdings Merger, the Company limited participation in these plans to participating retired employees as of December 31, 1998. The remaining benefits under the Supplemental Plans are expected to be paid in 2001. The Company has a pension liability as of December 31,

                             WASTE MANAGEMENT, INC.

2000 equal to the expected payment amounts. These plans are combined under the caption "Other Benefits" in the tables that follow.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and the fair value of plan assets over the two-year period ending December 31, 2000, and a statement of the funded status for both years:

                                                              PENSION BENEFITS    OTHER BENEFITS
                                                              -----------------   ---------------
                                                               2000      1999      2000     1999
                                                              -------   -------   ------   ------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................   $ 561     $ 472     $ 55     $ 54
Service cost................................................       1         1       --       --
Interest cost...............................................      21        23        4        3
Actuarial (gain)/loss.......................................     (21)       73       (4)       2
Benefits paid...............................................     (10)       (8)      (4)      (4)
Curtailments................................................       1        --       --       --
Settlements.................................................    (478)       --       --       --
                                                               -----     -----     ----     ----
Benefit obligation at end of year...........................   $  75     $ 561     $ 51     $ 55
                                                               =====     =====     ====     ====
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............   $ 336     $ 319     $ --     $ --
Actual return on plan assets................................      19       (18)      --       --
Employer contributions......................................     149        43        4        4
Benefits paid...............................................     (10)       (8)      (4)      (4)
Settlements.................................................    (478)       --       --       --
                                                               -----     -----     ----     ----
Fair value of plan assets at end of year....................   $  16     $ 336     $ --     $ --
                                                               =====     =====     ====     ====
FUNDED STATUS:
Funded status at December 31................................   $ (59)    $(225)    $(51)    $(55)
Unrecognized (gain)/loss....................................       5       223       (1)       2
Unrecognized prior service cost.............................      --        --      (18)     (19)
                                                               -----     -----     ----     ----
Net amount recognized.......................................   $ (54)    $  (2)    $(70)    $(72)
                                                               =====     =====     ====     ====

     The following table provides the amounts recognized in the consolidated balance sheets as of December 31 of both years:

                                                              PENSION BENEFITS    OTHER BENEFITS
                                                              -----------------   ---------------
                                                               2000      1999      2000     1999
                                                              -------   -------   ------   ------
Prepaid benefit cost........................................   $  --     $  37     $ --     $ --
Accrued benefit liability...................................     (54)      (39)     (70)     (72)
Minimum pension liability...................................      (5)     (222)      --       --
Accumulated other comprehensive income before tax benefit...       5       222       --       --
                                                               -----     -----     ----     ----
Net amount recognized.......................................   $ (54)    $  (2)    $(70)    $(72)
                                                               =====     =====     ====     ====

                             WASTE MANAGEMENT, INC.

     The following table provides the components of net periodic benefit cost for 2000, 1999 and 1998:

                                                        PENSION BENEFITS      OTHER BENEFITS
                                                       ------------------   ------------------
                                                       2000   1999   1998   2000   1999   1998
                                                       ----   ----   ----   ----   ----   ----
Components of net periodic benefit cost:
  Service cost.......................................  $  1   $  1   $ 18   $--    $--    $ 2
  Interest cost......................................    21     23     24     4      3      4
  Expected return on plan assets.....................   (11)   (17)   (21)   --     --     --
  Recognized (asset)/obligation......................    --     (1)    (1)   --     --     --
  Amortization of prior service cost.................    --     --     --    (2)    (1)    --
  Recognized (gain)/loss.............................    13      9      8    --     --     --
                                                       ----   ----   ----   ---    ---    ---
  Net periodic benefit cost..........................    24     15     28     2      2      6
  Curtailment loss (included in asset impairments and
     unusual items)..................................     1     --     53    --     --     --
  Settlement loss (included in asset impairments and
     unusual items)..................................   174     --     44    --     --     --
                                                       ----   ----   ----   ---    ---    ---
  Net periodic benefit cost after curtailments and
     settlements.....................................  $199   $ 15   $125   $ 2    $ 2    $ 6
                                                       ====   ====   ====   ===    ===    ===

     The assumptions used in the measurement of the Company's benefit obligations are shown in the following table (weighted average assumptions as of December 31):

                                                         PENSION BENEFITS      OTHER BENEFITS
                                                         -----------------     ---------------
                                                          2000       1999       2000     1999
                                                         ------     ------     ------   ------
Discount rate..........................................   5.53%      5.83%      7.50%    7.50%
Expected return on plan assets.........................   6.30%      6.11%       n/a      n/a
Rate of compensation...................................   3.50%      3.50%       n/a      n/a

     The assumptions used for discount rate and expected long-term rate of return on assets in the 2000 disclosure reflect the weighted average assumptions for the terminated and ongoing plans. Since the Plan and Supplemental Plans being terminated are larger than the ongoing union plan, the assumptions applicable to those plans are the main factors in these weighted average assumptions. The assumptions for the Plan and the Supplemental Plans reflect the assumptions used in settling these plan obligations (lump sum interest rates and annuity purchase rates) and the return on the immunized assets for the plan. A discount rate of 7.5% and an expected long-term rate of return of 9.0% are used for the ongoing union plan.

     The principal element of the "other benefits" referred to above is the post-retirement health care plan. Participants in the WM Holdings post-retirement plan (one of two plans that comprise the "other benefits" information) contribute to the cost of the benefit, and for retirees since January 1, 1992, the Company's contribution is capped at between $0 and $600 per month per retiree, based on years of service. For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care claims was assumed for 2000 (being an average of the rate used by all plans); the rate was assumed to decrease to 6.0% in 2004 and remain at that level thereafter.

     A 1% change in assumed health care cost trend rates would have the following effects:

                                                              1% INCREASE   1% DECREASE
                                                              -----------   -----------
Effect on total service and interest cost components of net
  periodic post-retirement health care costs................      $--           $--
Effect on accumulated post-retirement benefit obligation....      $ 4           $(3)

                             WASTE MANAGEMENT, INC.

     On July 1, 2000, WM Holdings terminated the Waste Management Benefits Stock Trust (the "Trust"). In 1994, the Trust (which was created by WM Holdings) purchased, in exchange for a promissory note, all of the outstanding treasury shares of WM Holdings to fund various of its benefit plans. Pursuant to the WM Holdings Merger, all of the shares held by the Trust were converted into shares of the Company's common stock. In accordance with the termination of the Trust, the shares previously owned by it were returned to the Company as payment for the outstanding amount of the promissory note. The 7,892,612 shares returned to the Company were recorded as treasury shares.

14. INCOME TAXES

     For financial reporting purposes, income (loss) before income taxes and extraordinary item, showing domestic and international sources, was as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Domestic....................................................  $ 491    $ (42)   $(897)
International...............................................   (170)    (121)     197
                                                              -----    -----    -----
Income (loss) before income taxes and extraordinary item....  $ 321    $(163)   $(700)
                                                              =====    =====    =====

     The provision for income taxes before extraordinary item consisted of the following:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000     1999      1998
                                                              ------   -------   -------
Current:
  Federal...................................................   $238     $(150)    $ 356
  State.....................................................     74       (19)       88
  Foreign...................................................     41        83        73
                                                               ----     -----     -----
                                                                353       (86)      517
                                                               ----     -----     -----
Deferred:
  Federal...................................................     50       270      (463)
  State.....................................................      6        40       (52)
  Foreign...................................................      9         8        65
                                                               ----     -----     -----
                                                                 65       318      (450)
                                                               ----     -----     -----
          Provision for income taxes........................   $418     $ 232     $  67
                                                               ====     =====     =====

                             WASTE MANAGEMENT, INC.

     The federal statutory rate is reconciled to the effective rate as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
Income tax expense (benefit) at federal statutory rate.....   35.00%  (35.00)% (35.00)%
State and local income taxes, net of federal income tax
  benefit..................................................   16.17    19.31     3.23
Nondeductible costs relating to acquired intangibles.......   48.40    22.01    16.85
Nondeductible merger costs.................................      --       --     8.22
Writedown of investments in subsidiaries...................   12.81    74.85       --
Minority interest..........................................    2.54     5.20     0.82
Sale of foreign subsidiaries...............................   23.53       --       --
Deferred tax valuation and other tax reserves..............    1.21    25.24     8.79
Federal tax on foreign income, net of U.S. benefit.........    3.13    30.30     4.35
Nonconventional fuel tax credit............................   (8.30)      --    (3.61)
Other......................................................   (4.27)    0.42     5.92
                                                             ------   ------   ------
          Provision for income taxes.......................  130.22%  142.33%    9.57%
                                                             ======   ======   ======

     The components of the net deferred tax assets (liabilities) at December 31 are as follows:

                                                               2000      1999
                                                              -------   -------
Deferred tax assets:
  Net operating loss, capital loss and tax credit
     carryforwards..........................................  $   334   $   244
  Environmental and other reserves..........................    1,032     1,021
  Reserves not deductible until paid........................      138       205
                                                              -------   -------
          Subtotal..........................................    1,504     1,470
                                                              -------   -------
Deferred tax liabilities:
  Property, equipment, intangible assets, and other.........   (1,627)   (1,574)
Valuation allowance.........................................     (444)     (328)
                                                              -------   -------
          Net deferred tax liabilities......................  $  (567)  $  (432)
                                                              =======   =======

     At December 31, 2000 the Company's subsidiaries have approximately $64 of federal net operating loss ("NOL") carryforwards, $3,700 of state NOL carryforwards, and $116 of foreign NOL carryforwards. The NOL carryforwards have expiration dates through the year 2019. The Company's subsidiaries have $2 of alternative minimum tax credit carryforwards that may be used indefinitely; state tax credit carryforwards of $11; and foreign tax credit carryforwards of $33.

     Valuation allowances have been established for uncertainties in realizing the benefit of tax loss and credit carryforwards. While the Company expects to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation. The valuation allowance increased approximately $116 and $121 in 2000 and 1999, respectively, primarily due to the uncertainty of realizing foreign and state NOL carryforwards and the expiration of foreign tax credits.

     Prior to the Company's August 1999 decision to divest its WM International operations, the Company did not provide for United States income taxes on unremitted earnings of foreign subsidiaries as it was the intention of management to reinvest the unremitted earnings in its foreign operations. Since the adoption of the strategic plan in August 1999, the Company has provided for United States income taxes on unremitted foreign earnings on its international operations other than in Canada. The amount of United States income tax provided for the repatriation of the Company's international operations other than in Canada was approximately $13 for 1999. For 2000, with respect to its Canadian operations, the Company provided $9 for the

                             WASTE MANAGEMENT, INC.

repatriation of $58 of capital. Unremitted earnings in Canada were approximately $62 at December 31, 2000, which the Company intends to reinvest. It is not practicable to determine the amount of United States based income taxes that would be payable upon remittance of the assets that represent those earnings.

15. SEGMENT AND RELATED INFORMATION

     The Company's North American solid waste management operations is the Company's principal reportable segment and is comprised of six geographical operating Areas with similar economic characteristics. This segment provides integrated waste management services consisting of collection, transfer, disposal (solid waste landfill, hazardous waste landfill and waste-to-energy facilities), recycling, and other miscellaneous services to commercial, industrial, municipal and residential customers in North America, including the United States and Puerto Rico, Mexico and Canada. Similar operations in international markets outside of North America are disclosed as a separate segment under WM International. As discussed in Notes 4 and 20, pursuant to the Company's strategic plan, the Company has divested or is actively marketing to sell its remaining WM International operations and considers them to be held-for-sale. The remaining operations outside of North America included certain operations in Sweden and operations in Argentina and Israel. The Company's other reportable segment consists of non-solid waste management services, aggregated as a single segment for this reporting presentation. The non-solid waste management segment includes other hazardous waste services such as chemical waste management services, the Company's independent power projects, and other non-solid waste management services to commercial, industrial and government customers. As discussed in Notes 4 and 20, the Company's non-solid waste management segment includes business lines that have been divested or are being actively marketed and considered to be held-for-sale.

     Summarized financial information concerning the Company's reportable segments for the respective years ended December 31, is shown in the following table. Prior period information has been restated to conform to the segments described above, which are based on the structure and internal organization of the Company as of December 31, 2000.

                                     NORTH AMERICAN        WM         NON-SOLID    CORPORATE
                                      SOLID WASTE     INTERNATIONAL     WASTE     FUNCTIONS(A)    TOTAL
                                     --------------   -------------   ---------   ------------   -------
2000
Net operating revenues(b)..........     $11,218          $  809        $  465        $   --      $12,492
Earnings before interest and taxes
  (EBIT)(c),(d)....................       2,166             151            77          (607)       1,787
Depreciation and amortization......       1,352              20            16            41        1,429
Capital expenditures...............       1,163              74             6            70        1,313
Total assets(d)....................      16,587              80            97         1,801       18,565
1999
Net operating revenues(b)..........     $10,685          $1,651        $  791        $   --      $13,127
Earnings before interest and taxes
  (EBIT)(c),(d)....................       1,633             212            38          (559)       1,324
Depreciation and amortization......       1,364             148            23            79        1,614
Capital expenditures...............       1,086             206            17            18        1,327
Total assets(d)....................      17,178           2,915           971         1,617       22,681
1998
Net operating revenues(b)..........     $10,144          $1,534        $  948        $   --      $12,626
Earnings before interest and taxes
  (EBIT)(c),(d)....................       2,509             134           112          (244)       2,511
Depreciation and amortization......       1,215             168            44            72        1,499
Capital expenditures...............       1,438             166            35            12        1,651
Total assets(d)....................      17,005           2,956         1,000         1,921       22,882

                             WASTE MANAGEMENT, INC.

---------------

(a) Corporate functions include the corporate treasury function (except for limited amounts of locally negotiated and managed project debt), legal function, information technology function, administration of corporate tax function, the corporate insurance function and management of closed landfill and related insurance recovery functions, along with other typical administrative functions.

(b) Non-solid waste revenues are net of inter-segment revenue with North American solid waste of $37, $46 and $122 in 2000, 1999 and 1998, respectively. There are no other significant sales between segments.

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

     The reconciliation of total EBIT reported above to net loss is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
EBIT, as reported above....................................  $1,787   $1,324   $2,511
  (Plus) less:
     Merger and acquisition related costs..................      --       45    1,807
     Asset impairments and unusual items...................     749      739      864
                                                             ------   ------   ------
Income (loss) from operations..............................   1,038      540     (160)
Interest expense...........................................    (748)    (770)    (682)
Interest income............................................      31       38       27
Minority interest..........................................     (23)     (24)     (24)
Other income, net..........................................      23       53      139
                                                             ------   ------   ------
Income (loss) before income taxes and extraordinary item...     321     (163)    (700)
Provision for income taxes.................................     418      232       67
                                                             ------   ------   ------
Loss before extraordinary item.............................     (97)    (395)    (767)
Extraordinary loss.........................................      --       (3)      (4)
                                                             ------   ------   ------
          Net loss.........................................  $  (97)  $ (398)  $ (771)
                                                             ======   ======   ======

     The table below shows the total revenues contributed by the Company's principal lines of business within the NASW segment.

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
North American Solid Waste:
  Collection................................................  $ 7,675   $ 7,553   $ 6,964
  Disposal..................................................    3,366     3,267     3,169
  Transfer..................................................    1,394     1,195     1,054
  Recycling and other.......................................      805       664       653
  Intercompany..............................................   (2,022)   (1,994)   (1,696)
                                                              -------   -------   -------
          Operating revenues................................  $11,218   $10,685   $10,144
                                                              =======   =======   =======

                             WASTE MANAGEMENT, INC.

     Revenues decreased from 1999 to 2000 due to the Company selling its WM International operations on a country by country basis throughout 2000. As of December 31, 2000, the Company's operations outside of North America included certain operations in Sweden, and operations in Argentina and Israel. The Company's WM International operations, as well as certain of the Company's operations in Mexico (which is considered NASW), had their property and equipment reflected in current operations held-for-sale at December 31, 2000 and 1999. Operating revenues and property and equipment (net) relating to operations in the United States and Puerto Rico, Europe, Canada and all other geographic areas ("other foreign") are as follows.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Operating revenues:
  United States and Puerto Rico.........................  $11,134   $11,015   $10,604
  Europe................................................      600     1,355     1,264
  Canada................................................      493       409       426
  Other foreign.........................................      265       348       332
                                                          -------   -------   -------
          Total.........................................  $12,492   $13,127   $12,626
                                                          =======   =======   =======

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Property and equipment, net:
  United States and Puerto Rico.........................  $ 9,295   $ 9,468   $ 9,774
  Europe................................................       --        --       841
  Canada................................................      831       836       841
  Other foreign.........................................       --        --       170
                                                          -------   -------   -------
          Total.........................................  $10,126   $10,304   $11,626
                                                          =======   =======   =======

16. ASSET IMPAIRMENTS AND UNUSUAL ITEMS

     In 2000, 1999 and 1998, the Company recorded certain charges for asset impairments and unusual items as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Losses on businesses sold and held-for-sale adjustments for
  businesses to be sold.....................................   $543      $443      $195
Asset impairments (excluding held-for-sale adjustments).....     --       194        --
Changes in estimates on the ultimate losses for certain
  legal and environmental issues and related costs..........     17        92       332
Pension related costs for the WM Holdings' defined benefit
  plan......................................................    197        13        35
Provision or adjustment to provision for losses on
  contractual commitments...................................     --        (3)      115
Compensation charges for the liquidation of WM Holdings'
  SERP (Note 13) and other supplemental plans...............      4        --        72
Put provisions of certain WM Holdings' stock options as a
  result of change in control provisions....................     --        --       115
Other.......................................................    (12)       --        --
                                                               ----      ----      ----
                                                               $749      $739      $864
                                                               ====      ====      ====

                             WASTE MANAGEMENT, INC.

     The loss on businesses sold and held-for-sale adjustments for businesses to be sold of $543 incurred in 2000 consisted of (i) a net gain of $127 on divestitures of international operations, (ii) losses of $524 resulting from the recognition of currency translation adjustment upon the divestitures of international operations, and (iii) a net loss of $146 on the impairment of domestic operations, offset by certain domestic gains and other items.

     Fair values for asset impairment losses were determined for landfills, hazardous waste facilities, recycling investments and other facilities, primarily based on discounted future cash flow projections or offers from interested third parties. For surplus real estate, third party bids, market opinions and appraisals were used to determine fair value. In determining fair values for abandoned projects and vehicles to be sold, recoverable salvage values were determined using market estimates. The Company provides for losses in connection with long-term waste service contracts where an obligation exists to perform services and when it becomes evident the projected direct and incremental contract costs will exceed the related contract revenues. In 1998, the Company recorded loss contract provisions that were identified through reviews related to the WM Holdings and Eastern Mergers as asset impairments and unusual items. In general, these losses relate to contracts with remaining average duration of five years. Loss contract provisions identified through routine business reviews in 1999 and 2000 were recorded as a component of costs of operations.

     Based primarily on preliminary bids from interested parties, the Company's WM International operations and certain other assets that were identified as "held-for-sale" during the third quarter of 1999 were written down to fair value less cost to sell, resulting in a pre-tax charge of approximately $414 at September 30, 1999. These assets were considered to be held for use for periods prior to the third quarter of 1999 and did not meet the criteria for impairment recognition as a held for use asset, and therefore, were not considered impaired for periods prior to the third quarter of 1999. The assets that were identified as held for sale for September 30, 1999 and subject to adjustment include, among others, the Company's WM International operations, the Company's nuclear services disposal site operations and certain NASW operations that are not essential parts of the Company's network. Revisions to the third quarter estimates were required due to revisions in estimated proceeds and certain changes in business plans during the fourth quarter. These revisions resulted in a net increase to the charge of $19. That amount includes a reduction of $30 relating to assets in a single market that have been reclassified from held-for-sale assets to operating assets, based on new facts and business judgements, that have developed through February 2000. Based on these new facts and business judgements the Company has decided not to divest those assets, and those assets are not impaired as operating assets. Accordingly, the impairment recorded in the third quarter of 1999 was reversed, with no net effect for 1999. The remaining $10 of held-for-sale adjustments primarily resulted from revisions of estimated proceeds related to surplus real estate. See Note 20 for further analysis of operations held-for-sale.

     The Company recorded asset impairments of $194 during 1999 (see Note 2 "1999 Accounting Charges and Adjustments") related to several landfill sites and certain other operating assets. Included in this amount is $76 related to the abandonment or closure of facilities resulting from the Company's recent business decisions regarding optimal operating strategies in specific markets in which the Company operates, or consideration of new facts or circumstances during 1999. Also included in the amount is $40, which is primarily the result of permit denials and other regulatory problems during the third quarter of 1999, which is one of the many types of facts and circumstances that may from time to time trigger impairments and which may occasionally overlap with other triggering events or result in abandonment or closure.

     In 1999, the Company recorded $92 related to the reassessment of ultimate losses for certain legal issues related to the WM Holdings Merger, which primarily included increases to its legal reserves in response to developments in connection with WM Holdings' restatement of earnings in February 1998. These legal developments caused the Company to evaluate the numerous shareholder cases filed against WM Holdings and to reassess the range of exposure.

                             WASTE MANAGEMENT, INC.

     In 1998, the Company increased its reserves for certain legal and environmental remediation issues as a result of management's emphasis to resolve and settle certain issues relating primarily to WM Holdings, including the class action securities litigation against WM Holdings related to its February 1998 earnings restatement.

     The Company is in the process of settling its obligations under the WM Holdings' defined benefit plan which was terminated as of October 31, 1999 (see
Note 13).

     Certain WM Holdings' employee stock option plans included change of control provisions that were activated as a result of the WM Holdings Merger whereby the option holder received certain put rights. The charge to pre-tax earnings as a result of these put rights was $115 in the third quarter of 1998.

17. EARNING PER SHARE

     The following reconciles the number of common shares outstanding at December 31 of each year to the weighted average number of common shares outstanding for the purposes of calculating basic and dilutive earnings per common share(shares in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Common shares outstanding at year-end...................  622,650   619,317   600,351
Effect of using weighted average common shares
  outstanding...........................................   (1,393)   (6,385)  (16,050)
                                                          -------   -------   -------
Basic and diluted common shares outstanding.............  621,257   612,932   584,301
                                                          =======   =======   =======

     For all periods presented, the effect of the Company's common stock options and warrants and the effect of the Company's convertible subordinated notes and debentures are excluded from the dilutive earnings per share calculation since inclusion of such items would be antidilutive.

     At December 31, 2000, there were approximately 53 million shares of common stock potentially issuable with respect to stock options, warrants, and convertible debt, which could dilute basic earnings per share in the future.

18. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents the change in the Company's equity from transactions and other events and circumstances from nonowner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income (loss) were as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2000    1999    1998
                                                              -----   -----   -----
Foreign currency translation adjustment.....................  $(123)  $(430)  $(354)
Minimum pension liability adjustment (net of tax)...........     (3)   (133)    (67)
                                                              -----   -----   -----
                                                              $(126)  $(563)  $(421)
                                                              =====   =====   =====

     The change in minimum pension liability adjustment relates to the Company's efforts to settle its obligations under the Plan. The Company expects to complete this effort in early 2001.

     Of the $123 of foreign currency translation adjustment within accumulated other comprehensive income (loss) at December 31, 2000, approximately $5 relates to the Company's WM International operations. Upon the divestiture of the Company's remaining WM International operations, the foreign currency translation losses that are included in accumulated other comprehensive income
(loss) will be recognized in the

                             WASTE MANAGEMENT, INC.

Company's statement of operations as a component of such operations (decreasing any gain, or increasing any loss).

19. COMMITMENTS AND CONTINGENCIES

     Financial instruments -- Letters of credit, performance bonds and insurance policies have been provided by the Company to support tax-exempt bonds, contracts, performance of landfill final closure and post-closure requirements, insurance contracts, and other obligations. Total letters of credit, performance bonds and insurance policies at December 31, 2000 aggregated approximately $5,400. The insurance policies are issued by a wholly-owned insurance company subsidiary, the sole business of which is to issue such policies to customers of the Company and its subsidiaries. Approximately $87 (at fair market value at December 31, 2000) of the Company's assets have been contributed to this subsidiary to meet regulatory minimum capital requirements. In those instances where the use of captive insurance is not acceptable, the Company has available alternative bonding mechanisms. The Company has not experienced difficulty in obtaining performance bonds or letters of credit for its current operations. Because virtually no claims have been made against these financial instruments in the past, management does not expect these instruments will have a material adverse effect on the Company's consolidated financial statements.

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

     As part of its ongoing operations, the Company provides for the present value of estimated final closure and post-closure monitoring costs over the estimated operating life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 79 sites listed on the EPA's National Priority List ("NPL") as of December 31, 2000. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

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

     The Company or certain of its subsidiaries have been identified as potentially responsible parties in a number of governmental investigations and actions relating to waste disposal facilities which may be subject to remedial action under the Comprehensive Environmental Response, Compensation and Liabilities Act of 1980, as amended ("CERCLA" or "Superfund"), or similar state laws. The majority of these proceedings involve allegations that certain subsidiaries of the Company (or their predecessors) transported hazardous substances to the sites in question, often prior to acquisition of such subsidiaries by the Company. CERCLA generally provides for liability for those parties owning, operating, transporting to or disposing at the sites. Such proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation

                             WASTE MANAGEMENT, INC.

and cleanup, which costs could be substantial and could have a material adverse effect on the Company's financial statements.

     As of December 31, 2000, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 79 locations listed on the NPL. Of the 79 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially developed by others as land disposal facilities. At each of the 17 owned facilities, the Company is working in conjunction with the government to characterize or remediate identified site problems. In addition, at these 17 facilities, the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 62 NPL sites at which claims have been made against the Company and which are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain. Any of these matters could have a material adverse effect on the Company's financial statements.

     From time to time, the Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company's subsidiary having owned, operated or transported waste to a disposal facility which is alleged to have contaminated the environment or, in certain cases, conducted environmental remediation activities at sites. Some of the lawsuits may seek to have the Company or its subsidiaries pay the costs of groundwater monitoring and health care examinations of allegedly affected persons for a substantial period of time even where no actual damage is proven. While the Company believes it has meritorious defenses to these lawsuits, their ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs' circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other factors. Accordingly, it is possible such matters could have a material adverse impact on the Company's financial statements.

     For more information regarding commitments and contingencies with respect to environmental matters, see Note 8.

     Litigation -- In February 1998, WM Holdings announced a restatement of prior-period earnings for 1991 and earlier as well as for 1992 through 1996 and the first three quarters of 1997. As a result, many claims were made against WM Holdings, several of which have been resolved, as set forth in earlier quarterly and year-end reports made by the Company.

     The following actions with respect to WM Holdings, however, are still outstanding.

     In July 1998, a seller of a business to WM Holdings in exchange for WM Holdings common stock filed a class action alleging breach of warranty. In October 1999, the court certified a class consisting of all sellers of business assets to WM Holdings between January 1, 1990 and February 24, 1998 whose agreements contained express warranties regarding the accuracy of WM Holdings' financial statements. In March 2000, the certification order was upheld by the court of appeals and the trial court granted summary judgment on the breach of warranty claim in favor of all but certain members of the class whose claims may have expired under applicable statutes of limitations. The extent of damages in this class action has not yet been determined.

     In March 2000, a group of companies that sold assets to WM Holdings in exchange for common stock in March 1996 brought a separate action against the Company for breach of contract and fraud, among other things. The plaintiffs dismissed their suit without prejudice pending a decision of whether their claims must be

                             WASTE MANAGEMENT, INC.

submitted to arbitration. A court determined that plaintiffs must arbitrate their claims and plaintiffs have appealed that decision. The extent of damages in the underlying dispute has not yet been determined.

     In December 1999, an individual brought an action against the Company, five former officers of WM Holdings, and WM Holdings' auditors in Illinois state court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998, for alleged acts of common law fraud, negligence, and breach of fiduciary duty. The defendants have filed motions to dismiss this case. This action is in its early stages and the extent of possible damages, if any, has not yet been determined.

     The Company has proposed a settlement to resolve a consolidated derivative action pending in the Chancery Court of the State of Delaware. The derivative action was brought against several former officers and directors of WM Holdings and seeks, among other things, reimbursement of those monies expended by WM Holdings and the Company in resolving all claims brought against WM Holdings arising out of its February 1998 restatement of earnings. The terms of the settlement include a payment to the Company of $15 by certain of WM Holdings' insurance carriers and the complete resolution of all pending claims for retirement benefits between certain former officers of WM Holdings and the Company. The resolution of the actions for retirement benefits involves the release by the former executives who brought claims against the Company for certain amounts otherwise owing under the retirement plans. The total benefits to the Company from the settlement of the derivative case is approximately $23.

     The Company is also aware that the SEC has commenced a formal investigation with respect to WM Holdings' previously filed financial statements (which were subsequently restated) and related accounting policies, procedures and system of internal controls. The Company intends to cooperate with such investigation. The Company is unable to predict the outcome or impact of this investigation at this time.

     In addition to the actions with respect to WM Holdings, the following actions with respect to the Company or its other subsidiaries have also been brought.

     On July 6 and July 29, 1999, the Company announced that it had lowered its expected earnings per share for the three months ended June 30, 1999. On August 3, 1999, the Company announced another reduction in its expected earnings for that period and that its reported operating income for the three months ended March 31, 1999, might have included certain unusual pretax income items. More than 30 lawsuits based on one or more of these announcements were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of Texas. These actions have been consolidated into a single action. On September 7, 1999, another lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Eastern District of Texas, which was transferred and consolidated with the consolidated action pending in the Southern District of Texas. On May 8, 2000, the court entered an order appointing the Connecticut Retirement Plan and Trust Funds as lead plaintiff and appointing the law firm of Goodkind Labaton Rudoff & Suchrow LLP as lead plaintiff's counsel.

     The lead plaintiff filed its Amended Consolidated Class Action Complaint (the "Complaint") on July 14, 2000. The Complaint pleads claims on behalf of a putative class consisting of all purchasers of Company securities (including common stock, debentures and call options), and all sellers of put options, from June 11, 1998 through November 9, 1999. The Complaint also pleads additional claims on behalf of two putative subclasses: (i) the "Merger Subclass," consisting of all WM Holdings stockholders who received Company common stock pursuant to the WM Holdings Merger, and (ii) the "Eastern Merger Subclass," consisting of all Eastern stockholders who received Company common stock pursuant to the Eastern Merger.

     Among other things, the plaintiff alleges that the Company and certain of its current and former officers and directors (i) made misrepresentations in the registration statement and prospectus filed with the SEC in connection with the WM Holdings Merger, (ii) made knowingly false earnings projections for the three

                             WASTE MANAGEMENT, INC.

months ended June 30, 1999, (iii) failed to adequately disclose facts relating to its earnings projections that the plaintiff claims would have been material to purchasers of the Company's common stock and (iv) made separate and distinct misrepresentations about the Company's operations and finances on and after July 29, 1999, culminating in the Company's pre-tax charge of $1,763 in the third quarter of 1999. The plaintiff also alleges that certain of the Company's current and former officers and directors sold common stock between May 10, 1999 and June 9, 1999 at prices known to have been inflated by material misstatements and omissions. The plaintiff in this action seeks damages with interest, costs and such other relief as the court deems proper. Defendants filed a motion to dismiss on October 3, 2000, which is pending. The case is at an early stage and the extent of possible damages, if any, cannot yet be determined.

     On June 29, 2000, a putative class action was filed against the Company in Delaware state court by a class of former Eastern stockholders falling within the scope of the Eastern Merger Subclass described above. The plaintiffs allege that the Company stock they received in exchange for their Eastern shares was overvalued for the same reasons alleged in the consolidated class actions in Texas. On August 4, 2000, the Company removed the case from the state court to federal court and asked to have the case transferred to the Texas federal court where the consolidated Texas class action is pending. On September 1, 2000, the plaintiffs asked to remand the case to the Delaware state court, which the Company opposed. The plaintiffs also asked the Delaware federal court not to consider the Company's motion to transfer the case to Texas until it rules on the motion to remand. All motions currently are pending. The case is at an early stage, and the extent of possible damages, if any, cannot yet be determined.

     The Company has been sued in several lawsuits by individuals who received common stock in the sales of their businesses to the Company or to a company later acquired by the Company. For reasons similar to those alleged in the class actions described above, the sellers of the businesses allege that the stock they received was overvalued. All of these matters are at early stages and the extent of possible damages, if any, cannot yet be determined.

     In addition, three derivative lawsuits have been filed against certain current and former officers and directors of the Company alleging derivative claims on behalf of the Company against these individuals for breaches of fiduciary duty resulting from their common stock sales during the three months ended June 30, 1999 and/or their oversight of the Company's affairs. Two of the lawsuits, filed in the Delaware Court of Chancery on July 16, 1999 and August 18, 1999, were consolidated into a single action. The third suit was filed in the United States District Court for the Southern District of Texas on July 27, 1999. Both of the lawsuits name Waste Management, Inc. as a nominal defendant and seek compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the courts deem proper. On December 1, 2000, the Company moved to dismiss the consolidated derivative suit in Delaware. The same day, the Company asked the court in Texas to stay the Texas derivative suit until the Delaware court acts on the motion to dismiss. The Company is now in preliminary settlement discussions with the plaintiffs in both cases. The Company is unable to predict the outcome of these discussions at this time, nor can it predict the outcome of the litigation if the discussions are unsuccessful.

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

                             WASTE MANAGEMENT, INC.

     The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2000, there were four proceedings involving Company subsidiaries where the sanctions involved could potentially exceed one hundred thousand dollars. The matters involve allegations that subsidiaries (i) operated a hazardous waste incinerator in such a way that its air emissions exceeded permit limits, (ii) engaged in the importation and disposal of hazardous waste in contravention of applicable federal regulations, (iii) failed to comply with certain provisions of an administrative order directing the remediation of a non-operating waste disposal site, and (iv) disposed of waste outside of the disposal area designated by the applicable permit.

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

     On July 29, 1998, the EPA inspected one of the Company's 100% owned subsidiaries' operations, and notified the Company of alleged violations relating to the disposal of chlorofluorocarbons ("CFCs"). In January 1999, the EPA issued an Administrative Order requiring the Company's subsidiary to comply with the CFC regulations. In June 1999, the Company was notified that the EPA is conducting a civil investigation relating to the alleged CFC disposal violations to determine whether further enforcement measures are warranted. The Company and its subsidiary are cooperating with the investigation and the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements.

     The Company has brought suit against a substantial number of insurance carriers in an action entitled Waste Management, Inc. et al. v. The Admiral Insurance Company, et al. pending in the Superior Court in Hudson County, New Jersey. The Company is seeking (i) a declaratory judgment that past and future environmental liabilities asserted against the Company or its subsidiaries are covered by its insurance policies and (ii) to recover defense costs and other damages incurred as a result of the defendant insurance carriers' denial of coverage of environmental liabilities over the last 25 years. The Company has reached settlements with some of the carriers. However, the remaining defendants have denied liability to the Company, asserting various defenses, and are contesting the claims vigorously. Discovery has been completed as to 12 of the contested sites, but the remaining discovery in this case is expected to continue for several years. Summary judgment motions were filed by both parties with respect to the 12 sites where discovery is complete and in August 2000, the court denied four of the defendants' motions, granted one of defendants' motions and granted the Company's motions with respect to the seven other sites. The Company is unable at this time to predict the outcome of this proceeding. No amounts have been recognized in the Company's financial statements for potential recoveries.

     It is not possible at this time to predict the impact that the above lawsuits, proceedings, investigations and inquiries may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. The Company and each of its subsidiaries intend to defend themselves vigorously in all the above matters. However, it is reasonably possible that the outcome of any present or future litigation, proceedings, investigations or inquiries may have a material adverse impact on their respective financial conditions or results of operations in one or more future periods.

     The Company and certain of its subsidiaries are also currently involved in other routine civil litigation and governmental proceedings relating to the conduct of their business. The outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty and these matters could have a material adverse impact on the Company's financial statements.

                             WASTE MANAGEMENT, INC.

     Insurance -- The Company carries a broad range of insurance coverages for protection of its assets and operations from certain risks including pollution legal liability insurance for certain of its disposal sites, transfer stations, recycling and other facilities. Through the date of the WM Holdings Merger, certain of WM Holdings' auto, general liability, environmental impairment liability and workers' compensation risks were self-insured up to $5 per accident. For such programs, a provision was made in each accounting period for estimated losses, including losses incurred but not reported, and the related reserves are adjusted as additional claims information becomes available. The Company's ongoing programs carry self-insurance exposures of up to two hundred and fifty thousand dollars and twenty thousand dollars per incident with regards to workers' compensation and auto, respectively. Claims reserves related to WM Holdings were discounted at 5.5% at December 31, 2000 and 1999. The insurance-related liability for the ongoing program and the WM Holdings' self-insurance runoff program included in the accompanying balance sheet in other long-term liabilities approximates $350 and $362 at December 31, 2000 and 1999, respectively.

20. OPERATIONS HELD-FOR-SALE

     As discussed in Note 16, the Company has recorded charges to write down certain of the operations the Company has marketed for sale pursuant to its strategic plan. These charges reflect the excess of the Company's carrying amounts of the assets over their fair market value. In determining fair value, the Company considered, among other things the range of preliminary purchase prices being discussed with potential buyers. These businesses' results of operations were included in revenues and expenses through the date of disposition in the accompanying statement of operations. Note 4 discusses operations that were divested in 2000.

     As of December 31, 2000, the primary components remaining within operations held-for-sale consisted of the Company's remaining WM International operations, which included certain operations in Sweden and operations in Argentina and Israel, certain other non-core and NASW operations and the Company's surplus real estate portfolio. For operations classified as held-for-sale, the Company suspends depreciation and amortization on the underlying assets. Depreciation suspension for 2000 and 1999 for held-for-sale operations was $99 and $46, respectively.

     Operational information included in the statements of operations regarding the businesses classified as operations held-for-sale at December 31, 2000, is as follows:

                                               NORTH AMERICAN        WM         NON-SOLID
                                                SOLID WASTE     INTERNATIONAL     WASTE     TOTAL
                                               --------------   -------------   ---------   -----
YEAR ENDED:
December 31, 2000
  Operating revenues.........................       $ 1              $24          $316      $341
  Earnings before interest and taxes
     EBIT(a).................................        --                3            20        23
December 31, 1999
  Operating revenues.........................       $ 1              $ 6          $255      $262
  Earnings before interest and taxes
     EBIT(a).................................        (2)               1           (24)      (25)
December 31, 1998
  Operating revenues.........................       $ 3              $--          $228      $231
  Earnings before interest and taxes
     EBIT(a).................................        --               --           (20)      (20)

---------------

(a) For those items included in the determination of EBIT (the earnings measurement used by management to evaluate operating performance), the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. (See Note 3.) EBIT is defined as income (loss) from operations excluding merger and acquisition related costs, asset impairments and unusual items.

                             WASTE MANAGEMENT, INC.

     In its consolidated balance sheets, the Company has classified as current operations held-for-sale its remaining WM International operations, its remaining non-core operations and select NASW operations, which management believes will be divested prior to December 31, 2001. The Company has classified its surplus real estate portfolio as non-current operations held-for-sale.

                                                   NORTH AMERICAN        WM         NON-SOLID
                                                    SOLID WASTE     INTERNATIONAL     WASTE     TOTAL
                                                   --------------   -------------   ---------   -----
AS OF DECEMBER 31, 2000:
Accounts receivable, net.........................       $--             $ 10          $ 74      $  84
Other current assets.............................        --                2            69         71
Property and equipment and other non-current
  assets.........................................        53               46            77        176
Other current liabilities........................        --              (45)          (55)      (100)
Other noncurrent liabilities.....................        (3)              (6)          (44)       (53)
Minority interest................................        --               (1)            3          2
                                                        ---             ----          ----      -----
          Net operations held-for-sale...........       $50             $  6          $124      $ 180
                                                        ===             ====          ====      =====
Current assets:
  Operations held-for-sale.......................       $11             $ 58          $220      $ 289
Long-term assets:
  Operations held-for-sale (included in other
     assets).....................................        42               --            --         42
Current liabilities:
  Operations held-for-sale.......................        (3)             (52)          (96)      (151)
                                                        ---             ----          ----      -----
          Net operations held-for-sale...........       $50             $  6          $124      $ 180
                                                        ===             ====          ====      =====

     Operational information included in the statement of operations regarding the businesses classified as operations held-for-sale at December 31, 1999, is as follows:

                                                  NORTH AMERICAN        WM         NON-SOLID
                                                   SOLID WASTE     INTERNATIONAL     WASTE     TOTAL
                                                  --------------   -------------   ---------   ------
YEAR ENDED:
December 31, 1999
  Operating revenues............................       $541           $1,651         $288      $2,480
  Earnings before interest and taxes(a).........        (22)             212           52         242
December 31, 1998
  Operating revenues............................       $522           $1,534         $305      $2,361
  Earnings before interest and taxes(a).........         21              133           48         202

---------------

(a) For those items included in the determination of EBIT (the earnings measurement used by management to evaluate operating performance), the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. (See Note 3.) EBIT is defined as income (loss) from operations excluding merger and acquisition related costs, asset impairments and unusual items.

                             WASTE MANAGEMENT, INC.

     At December 31, 1999, the Company classified as current operations held for sale its WM International operations and certain domestic operations, which management believed would be divested prior to December 31, 2000. The Company classified as non-current operations held-for-sale certain NASW operations which the Company had committed to sell to Allied Waste Industries, Inc. ("Allied") in connection with the Company's purchase of certain of Allied's operations, as well as the Company's surplus real estate portfolio.

                                                      NORTH AMERICAN        WM         NON-SOLID
                                                       SOLID WASTE     INTERNATIONAL     WASTE      TOTAL
                                                      --------------   -------------   ---------   -------
AS OF DECEMBER 31, 1999:
Receivables, net....................................      $  37           $   364        $ 33      $   434
Other current assets................................         14               209          15          238
Property and equipment and other non-current
  assets............................................        737             2,272         108        3,117
Current maturities of long-term debt................         (2)              (52)         --          (54)
Other current liabilities...........................        (24)             (482)        (62)        (568)
Long-term debt, less current maturities.............        (58)             (213)         --         (271)
Other noncurrent liabilities........................        (38)             (347)        (13)        (398)
Minority interest...................................         --              (117)         (4)        (121)
                                                          -----           -------        ----      -------
          Net operations held-for-sale..............      $ 666           $ 1,634        $ 77      $ 2,377
                                                          =====           =======        ====      =======
Current assets:
  Operations held-for-sale..........................      $ 535           $ 2,845        $156      $ 3,536
Long-term assets:
  Operations held-for-sale (included in other
     assets)........................................        253                --          --          253
Current liabilities:
  Operations held-for-sale..........................       (118)           (1,211)        (79)      (1,408)
Long-term liabilities:
  Operations held-for-sale (included in other
     liabilities)...................................         (4)               --          --           (4)
                                                          -----           -------        ----      -------
          Net operations held-for-sale..............      $ 666           $ 1,634        $ 77      $ 2,377
                                                          =====           =======        ====      =======

     At December 31, 1998, the Company planned to dispose of certain assets to comply with governmental orders related to the WM Holdings Merger and Eastern Merger and certain other assets as a result of implementing the business strategy related to the WM Holdings Merger and thus, classified these assets as current assets held-for-sale. These businesses' results of operations are fully included in revenues and expenses in the 1998 statement of operations and generated third-party operating revenues of approximately $373 and earnings before interest and taxes of approximately $21 in 1998. As discussed in Notes 4 and 16, the Company recorded charges to write these assets down to fair value, less costs to sell.

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The independent public accountants' report on these financial statements indicates that in 1999 they did not believe that the Company's internal controls for the preparation of interim financial information were sufficient to provide them an adequate basis to complete a review in accordance with standards established by the American Institute of Certified Public Accountants of the selected 1999 quarterly financial data, set forth below. See Note 2.

     The Company believes that the processes it used for the preparation of its quarterly 2000 interim financial statements have improved. In addition, the Company has committed substantial resources to mitigate the previously identified control weaknesses. Management believes these efforts enabled the Company to produce timely and reliable interim financial statements for quarters during 2000.

                             WASTE MANAGEMENT, INC.

     The following table summarizes the unaudited quarterly results of operations for 2000 and 1999:

                                                      FIRST    SECOND     THIRD    FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
2000
Operating revenues.................................  $3,217    $3,266    $3,125    $2,884
Income from operations.............................     325       293       113       307
Net income (loss)..................................      55        --      (191)       39
Income (loss) per common share:
  Basic............................................    0.09      0.00     (0.31)     0.06
  Diluted..........................................    0.09      0.00     (0.31)     0.06
1999
Operating revenues.................................  $3,071    $3,325    $3,395    $3,336
Income (loss) from operations......................     760       715    (1,119)      184
Income (loss) before extraordinary item............     347       318      (948)     (112)
Net income (loss)..................................     347       318      (948)     (115)
Income (loss) before extraordinary item per common
  share:
  Basic............................................    0.57      0.52     (1.53)    (0.18)
  Diluted..........................................    0.55      0.50     (1.53)    (0.18)
Net income (loss) per common share:
  Basic............................................    0.57      0.52     (1.53)    (0.19)
  Diluted..........................................    0.55      0.50     (1.53)    (0.19)

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

22. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     WM Holdings ("Guarantor"), which is 100% owned by Waste Management, Inc. ("Parent"), has fully and unconditionally guaranteed all of the senior indebtedness of the Parent, as well as the Parent's 4% convertible subordinated notes due 2002. The Parent has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, as well as WM Holdings' 5.75% convertible subordinated debentures due 2005. However, none of the Company's, nor WM Holdings', debt is guaranteed by any of the Parent's indirect subsidiaries or WM Holdings' subsidiaries ("Non-Guarantor"). Accordingly, the following condensed consolidating balance sheets as of December 31, 2000 and 1999 and the related condensed consolidating statements of operations for 2000, 1999 and 1998, along with the related statements of cash flows, have been provided below.

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 2000

                                     ASSETS

                                                 PARENT   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                                 ------   ---------   -------------   ------------   -------------
Current assets:
  Cash and cash equivalents....................  $   72    $   14        $    8         $    --         $    94
  Other current assets.........................      --        --         2,363              --           2,363
                                                 ------    ------        ------         -------         -------
                                                     72        14         2,371              --           2,457
Property and equipment, net....................      --        --        10,126              --          10,126
Intercompany and investment in subsidiaries....   8,893     5,210        (9,716)         (4,387)             --
Other assets...................................       6         7         5,969              --           5,982
                                                 ------    ------        ------         -------         -------
         Total assets..........................  $8,971    $5,231        $8,750         $(4,387)        $18,565
                                                 ======    ======        ======         =======         =======

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt.........  $   --    $   --        $  113         $    --         $   113
  Accounts payable and other accrued
    liabilities................................      93       114         2,617              --           2,824
                                                 ------    ------        ------         -------         -------
                                                     93       114         2,730              --           2,937
Long-term debt, less current maturities........   4,077     2,916         1,379              --           8,372
Other liabilities..............................      --        --         2,440              --           2,440
                                                 ------    ------        ------         -------         -------
         Total liabilities.....................   4,170     3,030         6,549              --          13,749
Minority interest in subsidiaries..............      --        --            15              --              15
Stockholders' equity...........................   4,801     2,201         2,186          (4,387)          4,801
                                                 ------    ------        ------         -------         -------
         Total liabilities and stockholders'
           equity..............................  $8,971    $5,231        $8,750         $(4,387)        $18,565
                                                 ======    ======        ======         =======         =======

                               DECEMBER 31, 1999

                                     ASSETS

                                                PARENT    GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                                -------   ---------   -------------   ------------   -------------
Current assets:
  Cash and cash equivalents...................  $    34    $    4       $    143        $    --         $   181
  Other current assets........................       --        37          6,003             --           6,040
                                                -------    ------       --------        -------         -------
                                                     34        41          6,146             --           6,221
Property and equipment, net...................       --        --         10,304             --          10,304
Intercompany and investment in subsidiaries...   10,668     5,940        (13,140)        (3,468)             --
Other assets..................................       27         9          6,120             --           6,156
                                                -------    ------       --------        -------         -------
         Total assets.........................  $10,729    $5,990       $  9,430        $(3,468)        $22,681
                                                =======    ======       ========        =======         =======

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt........  $ 2,272    $  250       $    577        $    --         $ 3,099
  Accounts payable and other accrued
    liabilities...............................      101       326          3,964             --           4,391
                                                -------    ------       --------        -------         -------
                                                  2,373       576          4,541             --           7,490
Long-term debt, less current maturities.......    3,954     3,508            937             --           8,399
Other liabilities.............................       --        --          2,382             --           2,382
                                                -------    ------       --------        -------         -------
         Total liabilities....................    6,327     4,084          7,860             --          18,271
Minority interest in subsidiaries.............       --        --              8             --               8
Stockholders' equity..........................    4,402     1,906          1,562         (3,468)          4,402
                                                -------    ------       --------        -------         -------
         Total liabilities and stockholders'
           equity.............................  $10,729    $5,990       $  9,430        $(3,468)        $22,681
                                                =======    ======       ========        =======         =======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                        PARENT   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                                        ------   ---------   -------------   ------------   -------------
                          YEAR ENDED DECEMBER 31, 2000
Operating revenues....................................  $  --      $  --        $12,492         $  --          $12,492
Costs and expenses....................................     --         --         11,454            --           11,454
                                                        -----      -----        -------         -----          -------
Income from operations................................     --         --          1,038            --            1,038
                                                        -----      -----        -------         -----          -------
Other income (expense):
  Interest income (expense), net......................   (430)      (232)           (55)           --             (717)
  Equity in subsidiaries, net of taxes................    172        317             --          (489)              --
  Minority interest...................................     --         --            (23)           --              (23)
  Other, net..........................................     --         --             23            --               23
                                                        -----      -----        -------         -----          -------
                                                         (258)        85            (55)         (489)            (717)
                                                        -----      -----        -------         -----          -------
Income (loss) before income taxes.....................   (258)        85            983          (489)             321
Provision for (benefit from) income taxes.............   (161)       (87)           666            --              418
                                                        -----      -----        -------         -----          -------
Net income (loss).....................................  $ (97)     $ 172        $   317         $(489)         $   (97)
                                                        =====      =====        =======         =====          =======

                          YEAR ENDED DECEMBER 31, 1999
Operating revenues....................................  $  --      $  --        $13,127          $ --          $13,127
Costs and expenses....................................     --         --         12,587            --           12,587
                                                        -----      -----        -------          ----          -------
Income from operations................................     --         --            540            --              540
                                                        -----      -----        -------          ----          -------
Other income (expense):
  Interest income (expense), net......................   (417)      (269)           (46)           --             (732)
  Equity in subsidiaries, net of taxes................   (137)        31             --           106               --
  Minority interest...................................     --         --            (24)           --              (24)
  Other, net..........................................     --         --             53            --               53
                                                        -----      -----        -------          ----          -------
                                                         (554)      (238)           (17)          106             (703)
                                                        -----      -----        -------          ----          -------
Income (loss) before income taxes and extraordinary
  item................................................   (554)      (238)           523           106             (163)
Provision for (benefit from) income taxes.............   (156)      (101)           489            --              232
                                                        -----      -----        -------          ----          -------
Income (loss) before extraordinary item...............   (398)      (137)            34           106             (395)
Extraordinary item....................................     --         --             (3)           --               (3)
                                                        -----      -----        -------          ----          -------
Net income (loss).....................................  $(398)     $(137)       $    31          $106          $  (398)
                                                        =====      =====        =======          ====          =======

                          YEAR ENDED DECEMBER 31, 1998
Operating revenues....................................  $  --      $  --        $12,626         $   --         $12,626
Costs and expenses....................................     --         --         12,786             --          12,786
                                                        -----      -----        -------         ------         -------
Loss from operations..................................     --         --           (160)            --            (160)
                                                        -----      -----        -------         ------         -------
Other income (expense):
  Interest income (expense), net......................   (231)      (308)          (116)            --            (655)
  Equity in subsidiaries, net of taxes................   (626)      (434)            --          1,060              --
  Minority interest...................................     --         --            (24)            --             (24)
  Other, net..........................................     --         --            139             --             139
                                                        -----      -----        -------         ------         -------
                                                         (857)      (742)            (1)         1,060            (540)
                                                        -----      -----        -------         ------         -------
Loss before income taxes and extraordinary item.......   (857)      (742)          (161)         1,060            (700)
Provision for (benefit from) income taxes.............    (86)      (116)           269             --              67
                                                        -----      -----        -------         ------         -------
Loss before extraordinary item........................   (771)      (626)          (430)         1,060            (767)
Extraordinary item....................................     --         --             (4)            --              (4)
                                                        -----      -----        -------         ------         -------
Net loss..............................................  $(771)     $(626)       $  (434)        $1,060         $  (771)
                                                        =====      =====        =======         ======         =======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                              PARENT   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                                              ------   ---------   -------------   ------------   -------------
                                                 YEAR ENDED DECEMBER 31, 2000
Cash flows from operating activities:
 Net income (loss)..........................................  $ (97)    $  172        $  317         $  (489)        $   (97)
 Equity in earnings of subsidiaries.........................   (172)      (317)           --             489              --
 Other adjustments and changes..............................     32          5         2,185              --           2,222
                                                              ------    ------        ------         -------         -------
Net cash provided by (used in) operations...................   (237)      (140)        2,502              --           2,125
                                                              ------    ------        ------         -------         -------
Cash flows from investing activities:
 Short-term investments.....................................     --         --            54              --              54
 Acquisitions of businesses, net of cash acquired...........     --         --          (231)             --            (231)
 Capital expenditures.......................................     --         --        (1,313)             --          (1,313)
 Proceeds from divestitures of businesses, net of cash
   divested, and other sales of assets......................     --         --         2,552              --           2,552
 Other, net.................................................     --         --            10              --              10
                                                              ------    ------        ------         -------         -------
Net cash provided by investing activities...................     --         --         1,072              --           1,072
                                                              ------    ------        ------         -------         -------
Cash flows from financing activities:
 New borrowings.............................................    270         --            34              --             304
 Debt repayments............................................  (2,422)     (844)         (331)             --          (3,597)
 Exercise of common stock options and warrants..............     20         --            --              --              20
 Cash dividends.............................................     (6)        --            --              --              (6)
 (Increase) decrease in intercompany and intercompany
   investments, net.........................................  2,413        994        (3,407)             --              --
                                                              ------    ------        ------         -------         -------
 Net cash provided by (used in) financing activities........    275        150        (3,704)             --          (3,279)
                                                              ------    ------        ------         -------         -------
 Effect of exchange rate changes on cash and cash
   equivalents..............................................     --         --            (5)             --              (5)
                                                              ------    ------        ------         -------         -------
 Increase (decrease) in cash and cash equivalents...........     38         10          (135)             --             (87)
 Cash and cash equivalents at beginning of period...........     34          4           143              --             181
                                                              ------    ------        ------         -------         -------
 Cash and cash equivalents at end of period.................  $  72     $   14        $    8         $    --         $    94
                                                              ======    ======        ======         =======         =======
                                                 YEAR ENDED DECEMBER 31, 1999
Cash flows from operating activities:
 Net income (loss)..........................................  $(398)    $ (137)       $   31         $   106         $  (398)
 Equity in earnings of subsidiaries.........................    137        (31)           --            (106)             --
 Other adjustments and changes..............................     69        (10)        2,028              --           2,087
                                                              ------    ------        ------         -------         -------
Net cash provided by (used in) operations...................   (192)      (178)        2,059              --           1,689
                                                              ------    ------        ------         -------         -------
Cash flows from investing activities:
 Short-term investments.....................................     --         --           (41)             --             (41)
 Acquisitions of businesses, net of cash acquired...........     --         --        (1,289)             --          (1,289)
 Capital expenditures.......................................     --         --        (1,327)             --          (1,327)
 Proceeds from divestitures of businesses, net of cash
   divested, and other sales of assets......................     --         --           651              --             651
 Other, net.................................................     --         --           (11)             --             (11)
                                                              ------    ------        ------         -------         -------
Net cash used in investing activities.......................     --         --        (2,017)             --          (2,017)
                                                              ------    ------        ------         -------         -------
Cash flows from financing activities:
 New borrowings.............................................  4,057         --           189              --           4,246
 Debt repayments............................................  (3,030)     (381)         (576)             --          (3,987)
 Exercise of common stock options and warrants..............    176         --            --              --             176
 Cash dividends.............................................     (6)        --            --              --              (6)
 Other......................................................     --         --            (3)             --              (3)
 (Increase) decrease in intercompany and intercompany
   investments, net.........................................   (999)       612           387              --              --
                                                              ------    ------        ------         -------         -------
 Net cash provided by (used in) financing activities........    198        231            (3)             --             426
                                                              ------    ------        ------         -------         -------
 Effect of exchange rate changes on cash and cash
   equivalents..............................................     --         --            (4)             --              (4)
                                                              ------    ------        ------         -------         -------
 Increase in cash and cash equivalents......................      6         53            35              --              94
 Cash and cash equivalents at beginning of period...........     28        (49)          108              --              87
                                                              ------    ------        ------         -------         -------
 Cash and cash equivalents at end of period.................  $  34     $    4        $  143         $    --         $   181
                                                              ======    ======        ======         =======         =======
                                                 YEAR ENDED DECEMBER 31, 1998
Cash flows from operating activities:
 Net loss...................................................  $(771)    $ (626)       $ (434)        $ 1,060         $  (771)
 Equity in earnings of subsidiaries.........................    626        434            --          (1,060)             --
 Other adjustments and changes..............................     36        (19)        2,256              --           2,273
                                                              ------    ------        ------         -------         -------
Net cash provided by (used in) operations...................   (109)      (211)        1,822              --           1,502
                                                              ------    ------        ------         -------         -------
Cash flows from investing activities:
 Short-term investments.....................................     --         --            57              --              57
 Acquisitions of businesses, net of cash acquired...........     --         --        (1,946)             --          (1,946)
 Capital expenditures.......................................     --         --        (1,651)             --          (1,651)
 Proceeds from divestitures of businesses, net of cash
   divested, and other sales of assets......................     --         --           621              --             621
 Acquisition of minority interests..........................     --         --        (1,673)             --          (1,673)
 Other, net.................................................     --         --            37              --              37
                                                              ------    ------        ------         -------         -------
Net cash used in investing activities.......................     --         --        (4,555)             --          (4,555)
                                                              ------    ------        ------         -------         -------
Cash flows from financing activities:
 New borrowings.............................................  5,547         --           855              --           6,402
 Debt repayments............................................  (2,395)     (786)       (1,226)             --          (4,407)
 Issuance of common stock...................................    206         --            --              --             206
 Sale of treasury stock.....................................     --        739            --              --             739
 Exercise of common stock options and warrants..............    133         --            --              --             133
 Cash dividends.............................................    (12)       (82)           --              --             (94)
 (Increase) decrease in intercompany and intercompany
   investments, net.........................................  (3,357)      249         3,108              --              --
 Other, net.................................................     --         --           (23)             --             (23)
                                                              ------    ------        ------         -------         -------
Net cash provided by financing activities...................    122        120         2,714              --           2,956
                                                              ------    ------        ------         -------         -------
Effect of exchange rate changes on cash and cash
 equivalents................................................     --         --            (6)             --              (6)
                                                              ------    ------        ------         -------         -------
Increase (decrease) in cash and cash equivalents............     13        (91)          (25)             --            (103)
Cash and cash equivalents at beginning of period............     15         42           133              --             190
                                                              ------    ------        ------         -------         -------
Cash and cash equivalents at end of period..................  $  28     $  (49)       $  108         $    --         $    87
                                                              ======    ======        ======         =======         =======

                             WASTE MANAGEMENT, INC.

23. NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities -- an Amendment of FASB Statement No. 133," and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133," which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000, is effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS 133 on January 1, 2001. As of January 1, 2001, the cumulative effect of such change in accounting for derivative instruments to fair value is expected to result in a gain, net of taxes of approximately $2 million in the first quarter of 2001.

     In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"). SAB No. 101 provides registrants guidance on the recognition, presentation and disclosure of revenue in financial statements and was required to be adopted by the Company in the fourth quarter of 2000. Since the Company's policies were already compliant with SAB No. 101, no material changes to revenue recognition occurred.

24. SUBSEQUENT EVENTS

     The Company has proposed a settlement to resolve a consolidated derivative action pending in the Chancery Court of the State of Delaware. The derivative action was brought against several former officers and directors of WM Holdings and seeks, among other things, reimbursement of those monies expended by WM Holdings and the Company in resolving all claims brought against WM Holdings arising out of its February 1998 restatement of earnings. The terms of the settlement include a payment to the Company of $15 by certain of WM Holdings' insurance carriers and the complete resolution of all pending claims for retirement benefits between certain former officers of WM Holdings and the Company. The resolution of the actions for retirement benefits involves the release by the former executives who brought claims against the Company for certain amounts otherwise owing under the retirement plans. The total benefits to the Company from the settlement of the derivative case is approximately $23.

     In February of 2001, the Company made a public offering of $600 of 7 3/8% senior unsecured notes due August 1, 2010. Interest is payable semi-annually on February 1 and August 1. The net proceeds from the offering of the notes are approximately $593, after deducting discounts to the underwriters and estimated expenses of the offering. The Company intends to use the net proceeds, together with cash on hand, to repay in full the $200 principal amount outstanding under the 6% Senior Notes due May 15, 2001, the $200 principal amount outstanding under the 6.70% Senior Notes due May 1, 2001, and the $200 principal amount outstanding under the 7 1/8% Senior Notes due June 15, 2001. Pending application of the proceeds as described, the proceeds will be invested temporarily in short-term investments or be used to reduce short-term borrowings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item concerning directors of the Company is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Below are the names and ages, as of December 31, 2000, of the Company's executive officers and summaries of their business experience for the past 5 years.

NAME                          AGE    POSITIONS HELD AND BUSINESS EXPERIENCE FOR PAST FIVE YEARS
----                          ---    ----------------------------------------------------------
A. Maurice Myers............  60    - Chairman of the Board, President and CEO since November
                                      1999.
                                    - Chairman of the Board, President and CEO of Yellow
                                      Corporation April 1996 -- November 1999.
Robert P. Damico............  52    - Senior Vice President -- Midwest Area since July 1998.
                                    - District Manager, Division Manager and then Region Manager of the Mountain Region for WM Holdings from 1980 -- July
                                      1998.
Robert E. Dees, Jr..........  50    - Senior Vice President -- People since May 2000.
                                    - Senior Vice President -- Human Resources of AutoNation,
                                      Inc. 1997 -- 2000.
                                    - Senior Vice President -- Human Resources of TRIARC, Inc.
                                      1994 -- 1996.
Richard T. Felago...........  53    - President of Wheelabrator Technologies Inc. since May
                                      1999.
                                    - Vice President -- Marketing and Business Development of
                                      Wheelabrator 1996 -- May 1999.
Jeff M. Harris..............  46    - President of Canadian Waste Services, Inc. since November
                                      1999.
                                    - Division Vice President -- NYC of the Company August
                                      1999 -- October 1999
                                    - Market Area Vice President of Browning-Ferris Industries
                                      1996 -- August 1999.
David R. Hopkins............  57    - Senior Vice President -- Southern Area since March 2000.
                                    - Senior Vice President -- International Operations of the
                                      Company and CEO of Waste Management International, Inc.
                                      November 1998 -- March 2000.
                                    - Vice President, Controller and Chief Accounting Officer of
                                      Browning-Ferris Industries, Inc. 1987 -- November 1998.
Ronald H. Jones.............  50    - Vice President and Treasurer since 1995.
Lawrence O'Donnell, III.....  43    - Senior Vice President, General Counsel and Secretary since
                                      February 2000.
                                    - Vice President and General Counsel of Baker Hughes
                                      Incorporated 1995 -- February 2000.
Thomas L. Smith.............  61    - Senior Vice President -- Information Systems since
                                      November 1999.
                                    - Vice President of Information Systems of Yellow Services,
                                      Inc. February 1997 --  November 1999.
                                    - Vice President of Information Systems of America West
                                      Airlines November 1989 -- February 1997.
Bruce E. Snyder.............  45    - Vice President and Chief Accounting Officer since July
                                      1992.
Douglas G. Sobey............  49    - Senior Vice President -- Western Area since July 1998.
                                    - Region Vice President -- Northwest Region of the Company
                                      1996 -- July 1998.
James E. Trevathan..........  47    - Senior Vice President -- Sales and Marketing since June
                                      2000.
                                    - Vice President -- Sales of the Company July 1998 -- June
                                      2000.
                                    - Regional Vice President -- Industrial of WM Holdings
                                      1997 -- July 1998.
                                    - Southern Area Sales Vice President of WM Holdings
                                      1994 -- 1997.
William L. Trubeck..........  54    - Senior Vice President and CFO since March 2000.
                                    - Senior Vice President -- Finance and CFO of International
                                      Multifoods, Inc. 1997 -- March 2000.
                                    - President, Latin American Operation of International
                                      Multifoods, Inc. 1998 -- March 2000.
                                    - Senior Vice President -- Finance and CFO of SPX
                                      Corporation 1994-1997.
Charles A. Wilcox...........  48    - Senior Vice President -- Eastern Area since July 1998.
                                    - Region Vice President -- Central Region of the Company
                                      August 1996 -- July 1998.
                                    - Executive Vice President of the Company December
                                      1994 -- August 1996.
Charles E. Williams.........  51    - Senior Vice President -- Operations since June 2000.
                                    - Vice President Environmental Compliance/Engineering of the
                                      Company 1996 -- June 2000.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is set forth under the caption "Executive Compensation" in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is set forth under the caption "Director and Officer Stock Ownership" in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is set forth under the caption "Related Party Transactions" in the 2001 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K.

     (a)(1) Consolidated Financial Statements:

              Report of Independent Public Accountants

              Consolidated Balance Sheets as of December 31, 2000 and 1999

              Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

              Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

              Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

              Notes to Consolidated Financial Statements

     (a)(2) Consolidated Financial Statement Schedules:

              Schedule II -- Valuation and Qualifying Accounts

    All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

    (a)(3) Exhibits:

  EXHIBIT NO.*                            DESCRIPTION
  ------------                            -----------
       2.1        -- Agreement and Plan of Merger, dated March 10, 1998, by
                    and among the Registrant, Dome Merger Subsidiary, Inc. and
                    Waste Management, Inc. [Incorporated by reference to
                    Exhibit 99.1 to Form 8-K dated March 10, 1998].
       2.2        -- Agreement and Plan of Merger, dated as of August 16,
                    1998, by and among the Registrant, Ocho Acquisition
                    Corporation and Eastern Environmental Services, Inc.
                    [Incorporated by reference to Annex A to Form S-4, File
                    No. 333-64239].
       3.1        -- Restated Certificate of Incorporation, as amended
                    [Incorporated by reference to Exhibit 3.2 to Form 8-K
                    dated July 16, 1998].
       3.2        -- Bylaws [Incorporated by reference to Exhibit 3 to Form
                    10-Q for the quarter ended June 30, 2000].
       4.1        -- Specimen Stock Certificate [Incorporated by reference to
                    Exhibit 4.1 to Form 10-K for the year ended December 31,
                    1998].
       4.2        -- Indenture for Subordinated Debt Securities dated February
                    1, 1997, among the Registrant and Texas Commerce Bank
                    National Association, as trustee [Incorporated by
                    reference to Exhibit 4.1 to Form 8-K dated February 7,
                    1997] .
       4.3        -- Indenture for Senior Debt Securities dated September 10,
                    1997, among the Registrant and Texas Commerce Bank
                    National Association, as trustee [Incorporated by
                    reference to Exhibit 4.1 to Form 8-K dated September 10,
                    1997].
      10.1        -- 1993 Stock Incentive Plan [Incorporated by reference to
                    Exhibit 10.2 to Form 10-K for the year ended December 31,
                    1998].
      10.2        -- 1996 Stock Option Plan for Non-Employee Directors
                    [Incorporated by reference to Appendix A to the Proxy
                    Statement for the 2000 Annual Meeting of Stockholders].
      10.3        -- 1997 Employee Stock Purchase Plan [Incorporated by
                    reference to Appendix C to the Proxy Statement for the
                    2000 Annual Meeting of Stockholders].

  EXHIBIT NO.*                            DESCRIPTION
  ------------                            -----------
      10.4        -- 401(k) Restoration Plan [Incorporated by reference to
                    Exhibit 10.11 to Form 10-K for the year ended December 31,
                    1997].
      10.5        -- Third Amended and Restated Revolving Credit Agreement,
                    dated as of December 15, 1999 among the Registrant, the
                    Guarantors, Bank of America, N.A., Morgan Guaranty Trust
                    Company of New York and other financial institutions
                    [Incorporated by reference to Exhibit 10.32 to Form S-4,
                    Reg. No. 333-87319].
      10.6        -- Amended and Restated Loan Agreement dated as of December
                    15, 1999, among the Registrant, the Guarantors, Bank
                    Boston, N.A. Bank of America National Trust and Savings
                    Association, Chase Bank of Texas, N.A., Deutsche Bank AG,
                    New York Branch, Morgan Guaranty Trust Company of New York
                    and other financial institutions [Incorporated by
                    reference to Exhibit 10.33 to Form S-4, Reg. No.
                    333-87319].
      10.7        -- 1998 Waste Management, Inc. Directors' Deferred
                    Compensation Plan [Incorporated by reference to Exhibit
                    10.1 to Form 10-Q for the quarter ended March 31, 1999].
      10.8        -- 1999 Waste Management, Inc. Directors Deferred
                    Compensation Plan [Incorporated by reference to Exhibit
                    10.2 to Form 10-Q for the quarter ended March 31, 1999].
      10.9        -- Employment Agreement between the Company and A. Maurice
                    Myers, dated November 8, 1999 [Incorporated by reference
                    to Exhibit 10.35 to Form 10-K for the year ended December
                    31, 1999].
      10.10       -- Employment Agreement between the Company and Lawrence
                    O'Donnell III, dated January 21, 2000 [Incorporated by
                    reference to Exhibit 10.1 to Form 10-Q for the quarter
                    ended June 30, 2000].
      10.11       -- Employment Agreement between the Company and William L.
                    Trubeck, dated February 16, 2000 [Incorporated by
                    reference to Exhibit 10.37 to Form 10-K for the year ended
                    December 31, 1999].
      10.12       -- Employment Agreement between the Company and Thomas L.
                    Smith, dated November 18, 1999 [Incorporated by reference
                    to Exhibit 10.3 to Form 10-Q for the quarter ended June
                    30, 2000].
      10.13       -- Employment Agreement between the Company and Robert A.
                    Damico, dated December 17, 1998 [Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December
                    31, 1999].
      10.14       -- Employment Agreement between the Company and Charles A.
                    Wilcox, dated February 3, 1998 [Incorporated by reference
                    to Exhibit 10.40 to Form 10-K for the year ended December
                    31, 1999].
      10.15       -- Employment Agreement between the Company and Douglas G.
                    Sobey, dated May 7, 1997 [Incorporated by reference to
                    Exhibit 10.41 to Form 10-K for the year ended December 31,
                    1999].
      10.16       -- Employment Agreement between the Company and David R.
                    Hopkins, dated March 30, 2000 [Incorporated by reference
                    to Exhibit 10.2 to Form 10-Q for the quarter ended March
                    31, 2000].
      10.17       -- Employment Agreement between the Company and Ronald H.
                    Jones, dated as of August 27, 1997 and December 7, 1997
                    [Incorporated by reference to Exhibits 10.22 and 10.25 to
                    Form 10-K for the year ended December 31, 1997].
      10.18       -- Employment Agreement and Amendment to Employment
                    Agreement between the Company and Bruce E. Snyder, dated
                    as of June 1, 1997 and December 1, 1997 [Incorporated by
                    reference to Exhibits 10.26 and 10.27 to Form 10-K for the year ended December 31, 1997].
      10.19       -- Employment Agreement between the Company and Robert E.
                    Dees, Jr., dated as of May 10, 2000 [Incorporated by
                    reference to Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2000].
      10.20       -- Employment Agreement between the Company and James E.
                    Trevathan dated as of June 1, 2000.
      10.21       -- Employment Agreement between the Company and Charles E.
                    Williams dated as of June 1, 2000.
      10.22       -- Employment Agreement between Wheelabrator Technologies,
                    Inc. an Richard T. Felago dated as of May 25, 1999.
      10.23       -- Employment Agreement between Canadian Waste Services,
                    Inc. and Jeff M. Harris dated as of November 3, 1999.
      10.24       -- 2000 Broad-Based Employee Plan [Incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December
                    31, 1999].
      12.1        -- Computation of Ratio of Earnings to Fixed Charges.
      21.1        -- Subsidiaries of the Registrant.
      23.1        -- Consent of Arthur Andersen LLP.
      27          -- Financial Data Schedule.

---------------

* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the Company's file number under that Act is 1-12154.

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WASTE MANAGEMENT, INC.

                                            By:    /s/ A. MAURICE MYERS
                                              ----------------------------------
                                                       A. Maurice Myers
                                              President, Chief Executive Officer
                                                              and
                                                    Chairman of the Board
Date: March 13, 2001

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                /s/ A. MAURICE MYERS                   President, Chief Executive      March 13, 2001
-----------------------------------------------------    Officer, Chairman of the
                  A. Maurice Myers                       Board, and Director
                                                         (Principal Executive
                                                         Officer)

               /s/ WILLIAM L. TRUBECK                  Senior Vice President and       March 13, 2001
-----------------------------------------------------    Chief Financial Officer
                 William L. Trubeck                      (Principal Financial
                                                         Officer)

                 /s/ BRUCE E. SNYDER                   Vice President and Chief        March 13, 2001
-----------------------------------------------------    Accounting Officer
                   Bruce E. Snyder                       (Principal Accounting
                                                         Officer)

                /s/ H. JESSE ARNELLE                   Director                        March 13, 2001
-----------------------------------------------------
                  H. Jesse Arnelle

            /s/ PASTORA SAN JUAN CAFFERTY              Director                        March 13, 2001
-----------------------------------------------------
              Pastora San Juan Cafferty

                  /s/ RALPH F. COX                     Director                        March 13, 2001
-----------------------------------------------------
                    Ralph F. Cox

                /s/ ROBERT S. MILLER                   Director                        March 13, 2001
-----------------------------------------------------
                  Robert S. Miller

                /s/ PAUL M. MONTRONE                   Director                        March 13, 2001
-----------------------------------------------------
                  Paul M. Montrone

                  /s/ JOHN C. POPE                     Director                        March 13, 2001
-----------------------------------------------------
                    John C. Pope

               /s/ STEVEN G. ROTHMEIER                 Director                        March 13, 2001
-----------------------------------------------------
                 Steven G. Rothmeier

               /s/ RALPH V. WHITWORTH                  Director                        March 13, 2001
-----------------------------------------------------
                 Ralph V. Whitworth

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Waste Management, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Waste Management, Inc. and subsidiaries included in this Annual Report on Form 10-K, and have issued our report thereon dated March 7, 2001, in which we expressed an unqualified opinion based upon our audits. Our report contained an explanatory paragraph indicating that we attempted, but were unable, to review the quarterly financial data for the interim periods within 1999 included in Note 21 to the Company's consolidated financial statements. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. Schedule II has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
March 7, 2001

                             WASTE MANAGEMENT, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                             ACCOUNTS                EFFECT OF
                                    BALANCE     CHARGED      WRITTEN                  FOREIGN     BALANCE
                                   BEGINNING   (CREDITED)   OFF/USE OF               CURRENCY     END OF
                                    OF YEAR    TO INCOME     RESERVE     OTHER(A)   TRANSLATION    YEAR
                                   ---------   ----------   ----------   --------   -----------   -------
1998 -- Reserve for doubtful
  accounts(B)....................    $ 94         $ 71        $ (51)       $  4         $ 1        $119
1999 -- Reserve for doubtful
  accounts(B)....................    $119         $268        $ (96)       $  7         $(3)       $295
2000 -- Reserve for doubtful
  accounts(B)....................    $295         $ 14        $(170)       $ 12         $--        $151
1998 -- Merger and restructuring
  accruals(C)....................    $121         $675        $(536)       $ --         $ 1        $261
1999 -- Merger and restructuring
  accruals(C)....................    $261         $ (8)       $(141)       $ --         $(3)       $109
2000 -- Merger and restructuring
  accruals(C)....................    $109         $ --        $ (27)       $(53)        $--        $ 29
1998 -- Reserve for major
  maintenance expenditures(D)....    $ 65         $  4        $ (10)       $ --         $--        $ 59
1999 -- Reserve for major
  maintenance expenditures(D)....    $ 59         $  9        $ (15)       $ --         $--        $ 53
2000 -- Reserve for major
  maintenance expenditures(D)....    $ 53         $  9        $ (14)       $ --         $--        $ 48

---------------

(A) Reserves for doubtful accounts relative to purchase of business combinations, reserves associated with dispositions of businesses, reserves reclassified to operations held for sale, and reclass among reserve accounts.

(B)  Includes reserves for doubtful long-term notes receivable.

(C) Accruals are included in accrued liabilities and other liabilities. These accruals represent transaction or deal costs, employee severance, separation, and transitional costs and restructuring charges.

(D) For major maintenance expenditures at the Company's waste-to-energy and independent power facilities.

                               INDEX TO EXHIBITS

  EXHIBIT NO.*                            DESCRIPTION
  ------------                            -----------
       2.1        -- Agreement and Plan of Merger, dated March 10, 1998, by
                    and among the Registrant, Dome Merger Subsidiary, Inc. and
                    Waste Management, Inc. [Incorporated by reference to
                    Exhibit 99.1 to Form 8-K dated March 10, 1998].
       2.2        -- Agreement and Plan of Merger, dated as of August 16,
                    1998, by and among the Registrant, Ocho Acquisition
                    Corporation and Eastern Environmental Services, Inc.
                    [Incorporated by reference to Annex A to Form S-4, File
                    No. 333-64239].
       3.1        -- Restated Certificate of Incorporation, as amended
                    [Incorporated by reference to Exhibit 3.2 to Form 8-K
                    dated July 16, 1998].
       3.2        -- Bylaws [Incorporated by reference to Exhibit 3 to Form
                    10-Q for the quarter ended June 30, 2000].
       4.1        -- Specimen Stock Certificate [Incorporated by reference to
                    Exhibit 4.1 to Form 10-K for the year ended December 31,
                    1998].
       4.2        -- Indenture for Subordinated Debt Securities dated February
                    1, 1997, among the Registrant and Texas Commerce Bank
                    National Association, as trustee [Incorporated by
                    reference to Exhibit 4.1 to Form 8-K dated February 7,
                    1997] .
       4.3        -- Indenture for Senior Debt Securities dated September 10,
                    1997, among the Registrant and Texas Commerce Bank
                    National Association, as trustee [Incorporated by
                    reference to Exhibit 4.1 to Form 8-K dated September 10,
                    1997].
      10.1        -- 1993 Stock Incentive Plan [Incorporated by reference to
                    Exhibit 10.2 to Form 10-K for the year ended December 31,
                    1998].
      10.2        -- 1996 Stock Option Plan for Non-Employee Directors
                    [Incorporated by reference to Appendix A to the Proxy
                    Statement for the 2000 Annual Meeting of Stockholders].
      10.3        -- 1997 Employee Stock Purchase Plan [Incorporated by
                    reference to Appendix C to the Proxy Statement for the
                    2000 Annual Meeting of Stockholders].
      10.4        -- 401(k) Restoration Plan [Incorporated by reference to
                    Exhibit 10.11 to Form 10-K for the year ended December 31,
                    1997].
      10.5        -- Third Amended and Restated Revolving Credit Agreement,
                    dated as of December 15, 1999 among the Registrant, the
                    Guarantors, Bank of America, N.A., Morgan Guaranty Trust
                    Company of New York and other financial institutions
                    [Incorporated by reference to Exhibit 10.32 to Form S-4,
                    Reg. No. 333-87319].
      10.6        -- Amended and Restated Loan Agreement dated as of December
                    15, 1999, among the Registrant, the Guarantors, Bank
                    Boston, N.A. Bank of America National Trust and Savings
                    Association, Chase Bank of Texas, N.A., Deutsche Bank AG,
                    New York Branch, Morgan Guaranty Trust Company of New York
                    and other financial institutions [Incorporated by
                    reference to Exhibit 10.33 to Form S-4, Reg. No.
                    333-87319].
      10.7        -- 1998 Waste Management, Inc. Directors' Deferred
                    Compensation Plan [Incorporated by reference to Exhibit
                    10.1 to Form 10-Q for the quarter ended March 31, 1999].
      10.8        -- 1999 Waste Management, Inc. Directors Deferred
                    Compensation Plan [Incorporated by reference to Exhibit
                    10.2 to Form 10-Q for the quarter ended March 31, 1999].
      10.9        -- Employment Agreement between the Company and A. Maurice
                    Myers, dated November 8, 1999 [Incorporated by reference
                    to Exhibit 10.35 to Form 10-K for the year ended December
                    31, 1999].
      10.10       -- Employment Agreement between the Company and Lawrence
                    O'Donnell III, dated January 21, 2000 [Incorporated by
                    reference to Exhibit 10.1 to Form 10-Q for the quarter
                    ended June 30, 2000].
      10.11       -- Employment Agreement between the Company and William L.
                    Trubeck, dated February 16, 2000 [Incorporated by
                    reference to Exhibit 10.37 to Form 10-K for the year ended
                    December 31, 1999].
      10.12       -- Employment Agreement between the Company and Thomas L.
                    Smith, dated November 18, 1999 [Incorporated by reference
                    to Exhibit 10.3 to Form 10-Q for the quarter ended June
                    30, 2000].
      10.13       -- Employment Agreement between the Company and Robert A.
                    Damico, dated December 17, 1998 [Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December
                    31, 1999].
      10.14       -- Employment Agreement between the Company and Charles A.
                    Wilcox, dated February 3, 1998 [Incorporated by reference
                    to Exhibit 10.40 to Form 10-K for the year ended December
                    31, 1999].
      10.15       -- Employment Agreement between the Company and Douglas G.
                    Sobey, dated May 7, 1997 [Incorporated by reference to
                    Exhibit 10.41 to Form 10-K for the year ended December 31,
                    1999].
      10.16       -- Employment Agreement between the Company and David R.
                    Hopkins, dated March 30, 2000 [Incorporated by reference
                    to Exhibit 10.2 to Form 10-Q for the quarter ended March
                    31, 2000].
      10.17       -- Employment Agreement between the Company and Ronald H.
                    Jones, dated as of August 27, 1997 and December 7, 1997
                    [Incorporated by reference to Exhibits 10.22 and 10.25 to
                    Form 10-K for the year ended December 31, 1997].
      10.18       -- Employment Agreement and Amendment to Employment
                    Agreement between the Company and Bruce E. Snyder, dated
                    as of June 1, 1997 and December 1, 1997 [Incorporated by
                    reference to Exhibits 10.26 and 10.27 to Form 10-K for the year ended December 31, 1997].
      10.19       -- Employment Agreement between the Company and Robert E.
                    Dees, Jr., dated as of May 10, 2000 [Incorporated by
                    reference to Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2000].
      10.20       -- Employment Agreement between the Company and James E.
                    Trevathan dated as of June 1, 2000.
      10.21       -- Employment Agreement between the Company and Charles E.
                    Williams dated as of June 1, 2000.
      10.22       -- Employment Agreement between Wheelabrator Technologies,
                    Inc. an Richard T. Felago dated as of May 25, 1999.

  EXHIBIT NO.*                            DESCRIPTION
  ------------                            -----------
      10.23       -- Employment Agreement between Canadian Waste Services,
                    Inc. and Jeff M. Harris dated as of November 3, 1999.
      10.24       -- 2000 Broad-Based Employee Plan [Incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December
                    31, 1999].
      12.1        -- Computation of Ratio of Earnings to Fixed Charges.
      21.1        -- Subsidiaries of the Registrant.
      23.1        -- Consent of Arthur Andersen LLP.
      27          -- Financial Data Schedule.

---------------

* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the Company's file number under that Act is 1-12154.