Form 10-Q
period 2001-03-31
WASTE MANAGEMENT INC
filed 2001-05-10
CIK 823768

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

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     The number of shares of Common Stock, $.01 par value, of the registrant outstanding at May 4, 2001 was 625,500,207 (excluding treasury shares of 4,121,736).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1.  FINANCIAL STATEMENTS.

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN MILLIONS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $   887        $    94
  Receivables, net..........................................      1,469          1,575
  Parts and supplies........................................         75             75
  Deferred income taxes.....................................        309            312
  Prepaid expenses and other................................        117            112
  Operations held-for-sale..................................        223            289
                                                                -------        -------
     Total current assets...................................      3,080          2,457
Property and equipment, net.................................      9,949         10,126
Goodwill, net...............................................      5,014          5,046
Other intangible assets, net................................        139            147
Other assets................................................        776            789
                                                                -------        -------
     Total assets...........................................    $18,958        $18,565
                                                                =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   712        $   865
  Accrued liabilities.......................................      1,343          1,419
  Deferred revenues.........................................        382            389
  Current maturities of long-term debt......................        687            113
  Operations held-for-sale..................................         95            151
                                                                -------        -------
     Total current liabilities..............................      3,219          2,937
Long-term debt, less current maturities.....................      8,282          8,372
Deferred income taxes.......................................        945            879
Environmental liabilities...................................        841            809
Other liabilities...........................................        732            752
                                                                -------        -------
     Total liabilities......................................     14,019         13,749
                                                                -------        -------
Minority interest in subsidiaries...........................         16             15
                                                                -------        -------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 1,500,000,000 shares
     authorized; 629,621,942 and 629,621,821 shares issued,
     respectively...........................................          6              6
  Additional paid-in capital................................      4,491          4,497
  Retained earnings.........................................        684            560
  Accumulated other comprehensive income (loss).............       (155)          (126)
  Restricted stock unearned compensation....................         (3)            (3)
  Treasury stock at cost, 5,247,680 and 6,971,560 shares,
     respectively...........................................       (100)          (133)
                                                                -------        -------
     Total stockholders' equity.............................      4,923          4,801
                                                                -------        -------
     Total liabilities and stockholders' equity.............    $18,958        $18,565
                                                                =======        =======

           See notes to condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Operating revenues..........................................    $2,719         $3,217
                                                                ------         ------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................     1,646          1,956
  General and administrative................................       389            494
  Depreciation and amortization.............................       335            350
  Asset impairments and unusual items.......................         5             92
                                                                ------         ------
                                                                 2,375          2,892
                                                                ------         ------
Income from operations......................................       344            325
                                                                ------         ------
Other income (expense):
  Interest expense..........................................      (154)          (210)
  Interest income...........................................        17              9
  Minority interest.........................................        (1)            (6)
  Other income, net.........................................         6              2
                                                                ------         ------
                                                                  (132)          (205)
                                                                ------         ------
Income before income taxes..................................       212            120
Provision for income taxes..................................        89             65
                                                                ------         ------
Income before extraordinary item and cumulative effect of
  change in accounting principle............................       123             55
Extraordinary loss on early retirement of debt, net of
  income tax benefit of $0.7 in 2001........................        (1)            --
Cumulative effect of change in accounting principle, net of
  income tax expense of $1.6 in 2001........................         2             --
                                                                ------         ------
Net income..................................................    $  124         $   55
                                                                ======         ======
Basic earnings per common share:
  Income before extraordinary item and cumulative effect of
     change in accounting principle.........................    $ 0.20         $ 0.09
  Extraordinary item........................................        --             --
  Cumulative effect of change in accounting principle.......        --             --
                                                                ------         ------
  Net income................................................    $ 0.20         $ 0.09
                                                                ======         ======
Diluted earnings per common share:
  Income before extraordinary item and cumulative effect of
     change in accounting principle.........................    $ 0.20         $ 0.09
  Extraordinary item........................................        --             --
  Cumulative effect of change in accounting principle.......        --             --
                                                                ------         ------
  Net income................................................    $ 0.20         $ 0.09
                                                                ======         ======

           See notes to condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
  Net income................................................     $ 124          $  55
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for bad debts................................        10             13
     Depreciation and amortization..........................       335            350
     Deferred income tax provision..........................        56             39
     Minority interest in subsidiaries......................         1              6
     Net gain on disposal of assets.........................        (9)            (2)
     Effect of asset impairments and unusual items..........         5             92
  Change in assets and liabilities, net of effects of
     acquisitions and divestitures:
     Receivables............................................       108            289
     Prepaid expenses and other current assets..............       (12)           (21)
     Other assets...........................................       (10)            21
     Accounts payable and accrued liabilities...............      (191)          (182)
     Deferred revenues and other liabilities................       (17)            17
     Other, net.............................................        --             (2)
                                                                 -----          -----
Net cash provided by operating activities...................       400            675
                                                                 -----          -----
Cash flows from investing activities:
  Short-term investments....................................        --             54
  Acquisitions of businesses, net of cash acquired..........       (22)          (114)
  Capital expenditures......................................      (144)          (249)
  Proceeds from divestitures of businesses, net of cash
     divested, and other sales of assets....................         6             62
  Other.....................................................        56            (44)
                                                                 -----          -----
Net cash used in investing activities.......................      (104)          (291)
                                                                 -----          -----
Cash flows from financing activities:
  New borrowings............................................       953             65
  Debt repayments...........................................      (474)          (482)
  Exercise of common stock options and warrants.............        18              1
                                                                 -----          -----
Net cash provided by (used in) financing activities.........       497           (416)
                                                                 -----          -----
Effect of exchange rate changes on cash and cash
  equivalents...............................................        --             (2)
                                                                 -----          -----
Increase (decrease) in cash and cash equivalents............       793            (34)
Cash and cash equivalents at beginning of period............        94            181
                                                                 -----          -----
Cash and cash equivalents at end of period..................     $ 887          $ 147
                                                                 =====          =====

           See notes to condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   (IN MILLIONS, EXCEPT SHARES IN THOUSANDS)
                                  (UNAUDITED)

                                                                                ACCUMULATED     RESTRICTED
                                      COMMON STOCK     ADDITIONAL                  OTHER          STOCK        TREASURY STOCK
                                    ----------------    PAID-IN     RETAINED   COMPREHENSIVE     UNEARNED     ----------------
                                    SHARES    AMOUNT    CAPITAL     EARNINGS   INCOME (LOSS)   COMPENSATION   SHARES   AMOUNT
                                    -------   ------   ----------   --------   -------------   ------------   ------   -------
Balance, December 31, 2000........  629,622     $6       $4,497       $560         $(126)          $(3)        6,972    $(133)
  Net income......................       --     --           --        124            --            --            --       --
  Common stock issued upon
    exercise of stock options and
    warrants and grants of
    restricted stock (including
    tax benefit)..................       --     --           (6)        --            --            --        (1,433)      27
  Adjustment for minimum pension
    liability, net of taxes.......       --     --           --         --             3            --            --       --
  Unrealized gain on derivative
    instruments...................       --     --           --         --            10            --            --       --
  Unrealized gain on marketable
    securities....................       --     --           --         --             4            --            --       --
  Cumulative translation
    adjustment of foreign currency
    statements....................       --     --           --         --           (46)           --            --       --
  Other...........................       --     --           --         --            --            --          (291)       6
                                    -------     --       ------       ----         -----           ---        ------    -----
Balance, March 31, 2001...........  629,622     $6       $4,491       $684         $(155)          $(3)        5,248    $(100)
                                    =======     ==       ======       ====         =====           ===        ======    =====

           See notes to condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

     The condensed consolidated financial statements of Waste Management, Inc. and subsidiaries (collectively referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000.

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

1. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
Bank credit facilities......................................   $   --         $  120
Senior notes and debentures, interest of 6% to 8 3/4%
  through 2029..............................................    6,901          6,307
4% Convertible subordinated notes due 2002..................      535            535
5.75% Convertible subordinated notes due 2005...............       30             31
Tax-exempt and project bonds, principal payable in periodic
  installments, maturing through 2029, fixed and variable
  interest
  rates ranging from 3.4% to 10% at March 31, 2001..........    1,279          1,260
Installment loans, notes payable, and other, interest to
  14.25%, maturing through 2015.............................      224            232
                                                               ------         ------
                                                                8,969          8,485
Less current maturities.....................................      687            113
                                                               ------         ------
                                                               $8,282         $8,372
                                                               ======         ======

     The Company has a $1,500 syndicated loan facility (the "Syndicated Facility") which expires July 10, 2001 and a $1,400 senior revolving credit facility (the "Credit Facility"), which matures August 2002. The Syndicated Facility requires annual renewal by the lender and provides for a one-year term option at the Company's request in the event of non-renewal. The Syndicated Facility and Credit Facility are available for borrowings, including letters of credit, and for supporting the issuance of commercial paper. The covenant restrictions for the Syndicated Facility and Credit Facility include, among others, interest coverage and debt capitalization ratios, limitations on dividends, additional indebtedness and liens. The Syndicated Facility and Credit Facility are used to refinance existing debt and letters of credit, to fund acquisitions, and for working capital purposes.

                             WASTE MANAGEMENT, INC.

     At March 31, 2001, the Company had no borrowings outstanding under the Syndicated Facility or the Credit Facility. The facility fees were 0.20% and 0.25% per annum under the Syndicated Facility and Credit Facility, respectively, at March 31, 2001. The Company had issued letters of credit of approximately $1,500 in the aggregate under the Syndicated Facility and Credit Facility, leaving unused and available aggregate credit capacity of approximately $1,400 at March 31, 2001.

     In February 2001, the Company issued $600 of 7 3/8% senior unsecured notes due August 1, 2010. Interest is payable semi-annually on February 1 and August
1. The net proceeds from the offering of the notes were approximately $593, after deducting discounts to the underwriters and expenses. The Company intends to use the net proceeds, together with cash from operations, to repay senior notes maturing during the remainder of 2001. Pending application of the proceeds as described, the proceeds have been temporarily invested in short-term investments and used to reduce short-term borrowings.

     In March 2001, the Company, working with local governmental authorities, refinanced $339 of fixed-rate tax-exempt bonds maturing through 2008 with $326 of variable-rate tax-exempt bonds maturing through 2011 and $17 of fixed-rate bonds maturing through 2001. The new borrowings include $4 of related financing costs.

     On July 17, 1998, the Company issued $600 of 6 1/8% mandatorily tendered senior notes, due July 15, 2011. The notes are subject to certain mandatory tender features as described in the indenture, which may require the Company to purchase all or a portion of the outstanding notes on July 15, 2001. The Company intends to use available cash and borrowings available under the Syndicated Facility and/or the Credit Facility in the event it must purchase the notes on July 15, 2001. Accordingly, these borrowings have been classified as long-term at March 31, 2001.

     The Company's $535 of 4% convertible subordinated notes are due on February 1, 2002. The Company intends to refinance this amount through the use of borrowings available under the Credit Facility and/or Syndicated Facility, and therefore, has classified these borrowings as long-term at March 31, 2001.

2. INCOME TAXES

     The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2001 and 2000 is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and non-deductible costs associated with the impairment and divestiture of certain businesses.

3. EARNINGS PER SHARE

     The following reconciles the number of common shares outstanding at March 31 of each year indicated to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and diluted earnings per common share (shares in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Number of common shares outstanding at end of period........  624,374    621,040
Effect of using weighted average common shares
  outstanding...............................................     (483)      (407)
                                                              -------    -------
Basic common shares outstanding.............................  623,891    620,633
Dilutive effect of common stock options and warrants........    4,120        909
                                                              -------    -------
Diluted common shares outstanding...........................  628,011    621,542
                                                              =======    =======

                             WASTE MANAGEMENT, INC.

     For the three months ended March 31, 2001 and 2000, the effect of the Company's convertible subordinated notes are excluded from the diluted earnings per share calculation since the inclusion of such items would be antidilutive.

     At March 31, 2001, there were approximately 60 million shares of common stock potentially issuable with respect to stock options, warrants and convertible debt, which could dilute basic earnings per share in the future.

4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents the change in the Company's equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

     Comprehensive income is as follows:

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
Net income..................................................     $124           $ 55
                                                                 ----           ----
Other comprehensive income (loss):
  Unrealized gain on derivative instruments.................       10             --
  Foreign currency translation adjustment...................      (46)           (79)
  Minimum pension liability adjustment, net of taxes of $2
     and $31 in 2001 and 2000, respectively.................        3             48
  Unrealized gain on marketable securities..................        4             --
                                                                 ----           ----
Other comprehensive income (loss)...........................      (29)           (31)
                                                                 ----           ----
Comprehensive income........................................     $ 95           $ 24
                                                                 ====           ====

     The components of accumulated other comprehensive loss were as follows:

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
Foreign currency translation adjustment.....................    $(169)        $(123)
Minimum pension liability adjustment (net of tax)...........       --            (3)
Accumulated unrealized gain on derivative instruments.......       10            --
Accumulated unrealized gain on marketable securities........        4            --
                                                                -----         -----
                                                                $(155)        $(126)
                                                                =====         =====

     The change in minimum pension liability adjustment relates to the Company's efforts to settle its obligations under the qualified defined benefit plan for all eligible non-union domestic employees of Waste Management Holdings, Inc. ("WM Holdings"). This plan was terminated as of October 31, 1999 in connection with the merger between the Company and WM Holdings (the "WM Holdings Merger") in July 1998. The Company completed this effort in the first quarter of 2001.

     Of the $169 of foreign currency translation adjustment within accumulated other comprehensive income (loss) at March 31, 2001, approximately $5 relates to the Company's international operations outside of North America ("WM International"). Upon the divestiture of the Company's remaining WM International operations, any foreign currency translation losses that are included in accumulated other comprehensive

                             WASTE MANAGEMENT, INC.

income (loss) will be recognized in the Company's statement of operations as a component of such operations (decreasing any gain, or increasing any loss).

5. ENVIRONMENTAL LIABILITIES

     The Company has material financial commitments for the costs associated with its future obligations for final closure and post-closure obligations with respect to the landfills it owns or operates. Estimates for final closure and post-closure costs are developed using input from the Company's engineers and accountants and are reviewed by management, typically at least once per year. The estimates are based on the Company's interpretation of current requirements and proposed regulatory changes. For landfills, the present value of final closure and post-closure liabilities is accrued using the calculated rate per ton and charged to expense as airspace is consumed. The present value of total estimated final closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Final closure and post-closure accruals consider estimates for the final cap and cover for the site, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure. For purchased disposal sites, the Company assesses and records a present value-based final closure and post-closure liability at the time the Company assumes closure responsibility. This liability is based on the estimated final closure and post-closure costs and the percentage of airspace used as of the date the Company has assumed the closure responsibility. Thereafter, the difference between the final closure and post-closure liability recorded at the time of acquisition and the present value of total estimated final closure and post-closure costs to be incurred is accrued using the calculated rate and charged to expense as airspace is consumed.

     In the United States, the final closure and post-closure requirements are established by regulations issued by the EPA pursuant to the Solid Waste Disposal Act, as implemented and applied on a state-by-state basis. The costs to comply with these requirements could increase in the future as a result of legislation or regulation.

     The Company routinely reviews and evaluates sites that require remediation, including sites listed on the EPA's National Priorities List ("NPL sites"). As of March 31, 2001, the Company or its subsidiaries had been notified that they are potentially responsible parties ("PRPs") in connection with 79 locations listed on the NPL. Of these 79 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. At some of these sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At other sites where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain.

     As part of its review and evaluation of sites, the Company considers whether the Company was an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site, and the number of years the Company was connected with the site. The Company also reviews the same information with respect to other named and unnamed PRPs. The Company then reviews the estimated cost for the likely remedy, which is based on management's judgment and experience in remediating such sites for the Company as well as for unrelated parties, information available from regulatory agencies as to costs of remediation, and the number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site, as well as the typical allocation of costs among PRPs. These estimates are sometimes a range of possible outcomes. In those cases, the Company provides for the amount within the range which constitutes its best estimate. If no amount within the range appears to be a better estimate than any other amount, the Company provides for the minimum amount within the range in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies.

                             WASTE MANAGEMENT, INC.

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

     Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (by 2.5% per annum at March 31, 2001 and December 31, 2000) until expected time of payment and then discounted to present value (by 6.0% per annum at March 31, 2001 and December 31, 2000). The accretion of the interest related to the discounted environmental liabilities is included in the annual calculation of the landfill's final closure and post-closure cost per ton and is charged to operating expense as landfill airspace is consumed.

     Environmental liabilities consist of the following:

                                         MARCH 31, 2001                     DECEMBER 31, 2000
                               ----------------------------------   ----------------------------------
                                 CLOSURE/                             CLOSURE/
                               POST-CLOSURE   REMEDIATION   TOTAL   POST-CLOSURE   REMEDIATION   TOTAL
                               ------------   -----------   -----   ------------   -----------   -----
Current......................      $ 53          $ 71       $124        $ 54          $ 99       $153
Non-current..................       565           276        841         559           250        809
                                   ----          ----       ----        ----          ----       ----
                                   $618          $347       $965        $613          $349       $962
                                   ====          ====       ====        ====          ====       ====

     The changes to environmental liabilities for the three months ended March 31, 2001 are as follows:

December 31, 2000...........................................  $962
  Expense...................................................    19
  Spending..................................................   (21)
  Acquisitions, divestitures and other adjustments..........     5
                                                              ----
March 31, 2001..............................................  $965
                                                              ====

6. COMMITMENTS AND CONTINGENCIES

     Financial instruments -- Letters of credit, performance bonds, and insurance policies have been provided by the Company to support tax-exempt bonds, contracts, performance of landfill final closure and post-closure requirements, and other obligations. The Company uses captive insurance, or insurance policies issued by a wholly-owned insurance company subsidiary, the sole business of which is to issue such policies to the Company. In those instances where the use of captive insurance is not acceptable, the Company has available alternative bonding mechanisms. The Company has not experienced difficulty in obtaining performance bonds

                             WASTE MANAGEMENT, INC.

or letters of credit for its current operations. Because virtually no claims have been made against these financial instruments in the past, management does not expect these instruments will have a material adverse effect on the Company's consolidated financial statements.

     Credit risk -- During 2000, increases in wholesale power prices far exceeded the retail prices that certain California utilities were able to charge customers due to retail rate freezes, resulting in significant under recovery of costs for those utilities. As a result, the utilities have faced severe financial drains. In April 2001, Pacific Gas and Electric Company ("PG&E") filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code of 1978, as amended. The Company's independent power plants ("IPPs") sell power to PG&E under certain long-term contracts. For these contracts to continue, PG&E will be required to cure all outstanding defaults, including all past due amounts, by payment of approximately $21 that was due to the Company as of March 31, 2001. If PG&E fails to assume the contracts, the Company's management believes that the IPPs will be able to sell the power on the open market for amounts greater than those provided for in the contracts, and would seek damages from PG&E for breach of contract in the bankruptcy process. The Company's IPPs also sell power to Southern California Edison, Inc. ("SCE") under long-term contracts similar to those with PG&E. Although SCE has not filed for bankruptcy, it has also faced severe financial difficulties, and the Company's IPPs have a receivable from SCE of approximately $11 as of March 31, 2001.

     This credit risk is a contingency which is not probable of assertion or susceptible to estimate at this time. Accordingly, the Company has not recorded a provision for doubtful accounts associated with these receivables for the quarter ended March 31, 2001.

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

     For more information regarding commitments and contingencies with respect to environmental matters, see Note 5.

     Litigation -- In July 1998, a seller of a business to WM Holdings in exchange for WM Holdings common stock filed a class action alleging breach of warranty. In October 1999, the court certified a class consisting of all sellers of business assets to WM Holdings between January 1, 1990 and February 24, 1998 whose agreements contained express warranties regarding the accuracy of WM Holdings' financial statements. In March 2000, the certification order was upheld by the court of appeals and the trial court granted summary judgment on the breach of warranty claim in favor of all but certain members of the class whose claims may have expired under applicable statutes of limitations. The parties to the action have reached an agreement to settle by payment by the Company of approximately $25. The settlement is subject to court approval.

     In March 2000, a group of companies that sold assets to WM Holdings in exchange for common stock in March 1996 brought a separate action against the Company for breach of contract and fraud, among other things. The plaintiffs dismissed their suit without prejudice pending a decision of whether their claims must be submitted to arbitration. A court determined that plaintiffs must arbitrate their claims, and the plaintiffs have appealed that decision. The extent of damages, if any, in the underlying dispute has not yet been determined.

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

                             WASTE MANAGEMENT, INC.

     The Company's proposed settlement to resolve the derivative action brought against several former officers and directors of WM Holdings seeking reimbursement of those monies expended by WM Holdings and the Company in resolving claims brought against WM Holdings arising out of its February 1998 restatement of earnings was approved by the Chancery Court of the State of Delaware in March 2001. The settlement includes a payment to the Company of $15 by certain of WM Holdings' insurance carriers and the complete resolution of all pending claims for retirement benefits by certain former officers of WM Holdings who brought claims against the Company for certain amounts otherwise owing under the retirement plans. The total benefit to the Company from the settlement is approximately $23.

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

     On July 6 and July 29, 1999, the Company announced that it had lowered its expected earnings per share for the three months ended June 30, 1999. On August 3, 1999, the Company provided additional information regarding its expected earnings for that period, including that its reported operating income for the three months ended March 31, 1999 might have included certain unusual pretax income items. More than 30 lawsuits based on one or more of these announcements were filed against the Company and certain of its current and former officers and directors, which have been consolidated into a single action pending in the United States District Court for the Southern District of Texas. On May 8, 2000, the court entered an order appointing the Connecticut Retirement Plan and Trust Funds as lead plaintiff and appointing the law firm of Goodkind Labaton Rudoff & Suchrow LLP as lead plaintiff's counsel.

     The lead plaintiff filed its Amended Consolidated Class Action Complaint (the "Complaint") on July 14, 2000. The Complaint pleads claims on behalf of a putative class consisting of all purchasers of Company securities (including common stock, debentures and call options), and all sellers of put options, from June 11, 1998 through November 9, 1999. The Complaint also pleads additional claims on behalf of two putative subclasses: (i) the "Merger Subclass," consisting of all WM Holdings stockholders who received Company common stock pursuant to the WM Holdings Merger, and (ii) the "Eastern Merger Subclass," consisting of all Eastern Environmental Services, Inc. ("Eastern") stockholders who received Company common stock pursuant to the merger transaction with Eastern.

     Among other things, the plaintiff alleges that the Company and certain of its current and former officers and directors (i) made misrepresentations in the registration statement and prospectus filed with the SEC in connection with the WM Holdings Merger, (ii) made knowingly false earnings projections for the three months ended June 30, 1999, (iii) failed to adequately disclose facts relating to its earnings projections that the plaintiff claims would have been material to purchasers of the Company's common stock and (iv) made separate and distinct misrepresentations about the Company's operations and finances on and after July 29, 1999, culminating in the Company's pre-tax charge of $1,763 in the third quarter of 1999. The plaintiff also alleges that certain of the Company's current and former officers and directors sold common stock between May 10, 1999 and June 9, 1999 at prices known to have been inflated by material misstatements and omissions. The plaintiff in this action seeks damages with interest, costs and such other relief as the court deems proper. Defendants filed a motion to dismiss on October 3, 2000, which is pending. The Company believes it has substantial defenses to the putative class action and continues to assert these defenses in the court in which the action is pending. At the same time, the Company has considered, and will continue to consider, potential settlement options that are appropriate and in the Company's best interest. No provision for any adverse determination in this pending litigation has been made because the amount of the loss, if any, from this action cannot be reasonably estimated at this time.

     On June 29, 2000, a putative class action was filed against the Company in Delaware state court by a class of former Eastern stockholders falling within the scope of the Eastern Merger Subclass described above.

                             WASTE MANAGEMENT, INC.

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

     A number of lawsuits are pending against the Company that were brought by individuals who received common stock in the sales of their businesses to the Company or to a company later acquired by the Company. For reasons similar to those alleged in the class actions described above, the sellers of the businesses allege that the stock they received was overvalued. Each of these matters is at an early stage and the extent of possible damages, if any, cannot yet be determined.

     In addition, three derivative lawsuits have been filed against certain current and former officers and directors of the Company alleging derivative claims on behalf of the Company against these individuals for breaches of fiduciary duty resulting from their common stock sales during the three months ended June 30, 1999 and/or their oversight of the Company's affairs. Two of the lawsuits, filed in the Chancery Court of the State of Delaware on July 16, 1999 and August 18, 1999, were consolidated into a single action. The third suit was filed in the United States District Court for the Southern District of Texas on July 27, 1999. Both of the lawsuits name the Company as a nominal defendant and seek compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the courts deem proper. On December 1, 2000, the Company moved to dismiss the consolidated derivative suit in Delaware. The same day, the Company asked the court in Texas to stay the Texas derivative suit until the Delaware court acts on the motion to dismiss. The Company is now in preliminary settlement discussions with the plaintiffs in both cases. The Company is unable to predict the outcome of these discussions at this time, nor can it predict the outcome of the litigation if the settlement discussions are unsuccessful.

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

     The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2001, there were four proceedings involving Company subsidiaries where the sanctions involved could potentially exceed one hundred thousand dollars. The matters involve allegations that subsidiaries (i) operated a hazardous waste incinerator in such a way that its air emissions exceeded permit limits, (ii) engaged in the importation and disposal of hazardous waste in contravention of applicable federal regulations, (iii) failed to comply with certain provisions of an administrative order directing the remediation of a non-operating waste disposal site, and (iv) disposed of waste outside of the disposal area designated by the applicable permit.

     On July 29, 1998, the EPA inspected one of the Company's subsidiaries' operations, and notified the Company of alleged violations relating to the disposal of chlorofluorocarbons ("CFCs"). In January 1999, the EPA issued an Administrative Order requiring the Company's subsidiary to comply with the CFC regulations. In June 1999, the Company was notified that the EPA is conducting a civil investigation relating to the alleged

                             WASTE MANAGEMENT, INC.

CFC disposal violations to determine whether further enforcement measures are warranted. The Company and its subsidiary are cooperating with the investigation and the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements.

     The Company has brought suit against a substantial number of insurance carriers in an action entitled Waste Management, Inc. et al. v. The Admiral Insurance Company, et al., pending in the Superior Court in Hudson County, New Jersey. The Company is seeking (i) a declaratory judgment that past and future environmental liabilities asserted against the Company or its subsidiaries are covered by its insurance policies and (ii) to recover defense costs and other damages incurred as a result of the defendant insurance carriers' denial of coverage of environmental liabilities over the last 25 years. The Company has reached settlements with some of the carriers. However, the remaining defendants have denied liability to the Company, asserting various defenses, and are contesting the claims vigorously. Discovery has been completed as to 12 of the contested sites, but the remaining discovery in this case is expected to continue for several years. Summary judgment motions were filed by both parties with respect to the 12 sites where discovery is complete and in August 2000, the court denied four of the defendants' motions, granted one of defendants' motions and granted the Company's motions with respect to the seven other sites. The Company is unable at this time to predict the outcome of this proceeding. No amounts have been recognized in the Company's financial statements for potential recoveries.

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

7. SEGMENT AND RELATED INFORMATION

     The Company's North American solid waste, or "NASW," operations is the Company's principal reportable segment. This segment provides integrated waste management services consisting of collection, transfer, disposal (solid waste landfill, hazardous waste landfill and waste-to-energy facilities), recycling, and other miscellaneous services to commercial, industrial, municipal and residential customers in North America. The Company's other operating units consists of waste management services in international markets outside of North America and non-solid waste services. These operating units were disclosed separately in the Company's Form 10-K for the year ended December 31, 2000, however, both are aggregated in a single column ("Other") for this reporting presentation. During 2000, the Company sold substantially all of its waste management operations outside of North America and many of its non-solid waste businesses. The remaining waste management operations outside of North America and the remaining non-solid waste businesses are actively being marketed for sale and are classified as held-for-sale as of March 31, 2001 for financial reporting purposes.

                             WASTE MANAGEMENT, INC.

     Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                         NORTH
                                                        AMERICAN
                                                         SOLID                 CORPORATE
                                                         WASTE        OTHER   FUNCTIONS(a)    TOTAL
                                                     --------------   -----   ------------    ------
THREE MONTHS ENDED:
March 31, 2001
  Net operating revenues(b)........................      $2,643       $ 76       $  --        $2,719
  EBIT(c), (d), (e), (f)...........................         492        (15)       (133)          344
March 31, 2000
  Net operating revenues(b)........................      $2,710       $507       $  --        $3,217
  EBIT(c), (d), (e), (f)...........................         542         56        (273)          325

---------------
(a) Corporate functions include the corporate treasury function, legal function, information technology function, administration of the corporate tax function, the corporate insurance function, management of the closed landfill and related insurance recovery functions, along with other typical administrative functions.

(b) Other operations are net of intersegment revenue with NASW of $6 and $4 for the three months ended March 31, 2001 and 2000, respectively. There are no other significant sales between segments.

(c) EBIT is defined as "Earnings Before Interest and Taxes" and in total agrees to income from operations presented within the statement of operations. EBIT is the earnings measurement used by management to evaluate operating performance.

(d) For those items included in the determination of EBIT, the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company's Form 10-K for the year ended December 31, 2000.

(e) There are no material asymmetrical allocations of EBIT versus assets between segments or corporate.

(f) For operations classified or held-for-sale at the beginning of each quarter, the Company suspends depreciation on fixed assets. Had the Company not classified any operations as held-for-sale, depreciation expense would have been greater by $4 and $51 for the three months ended March 31, 2001 and 2000, respectively.

8. OPERATIONS HELD-FOR-SALE

     As of March 31, 2001, the primary components within operations held-for-sale consisted of (i) the Company's remaining WM International operations, which included certain operations in Sweden and operations in Argentina and Israel, (ii) certain other non-core and NASW operations and (iii) the Company's surplus real estate portfolio. For operations classified as held-for-sale, the Company suspends depreciation and amortization on the underlying assets. The amount of depreciation suspended for the three months ended March 31, 2001 and 2000 for held-for-sale operations was $4 and $51, respectively. The remaining WM International and non-core operations have been aggregated in a single column ("Other") for this reporting presentation.

                             WASTE MANAGEMENT, INC.

     Operational information included in the condensed consolidated statements of operations regarding the businesses classified as operations held-for-sale at March 31, 2001, is as follows:

                                                           NORTH AMERICAN
                                                            SOLID WASTE     OTHER    TOTAL
                                                           --------------   -----    -----
THREE MONTHS ENDED:
March 31, 2001
  Operating revenues.....................................        $2         $ 76     $ 78
  EBIT(a), (b)...........................................        --          (15)     (15)
March 31, 2000
  Operating revenues.....................................        $2         $ 56     $ 58
  EBIT(a), (b)...........................................        --           (2)      (2)

---------------
(a) EBIT is defined as "Earnings Before Interest and Taxes" and in total agrees to income from operations presented within the statement of operations. EBIT is the earnings measurement used by management to evaluate operating performance.

(b) For those items included in the determination of EBIT, the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company's Form 10-K for the year ended December 31, 2000.

     The Company has classified as current operations held-for-sale its remaining WM International operations, its remaining non-core operations and select NASW operations, which management believes will be divested prior to March 31, 2002. The Company has classified its surplus real estate portfolio as non-current operations held-for-sale.

                                                           NORTH AMERICAN
                                                            SOLID WASTE     OTHER    TOTAL
                                                           --------------   -----    -----
As of March 31, 2001:
  Accounts receivable, net...............................       $--         $ 57     $ 57
  Other current assets...................................        --           68       68
  Property and equipment and other non-current assets....        56           78      134
  Other current liabilities..............................        --          (49)     (49)
  Noncurrent liabilities.................................        (4)         (45)     (49)
  Minority interest......................................        --            3        3
                                                                ---         ----     ----
       Net operations held-for-sale......................       $52         $112     $164
                                                                ===         ====     ====
Current assets:
  Operations held-for-sale...............................       $20         $203     $223
Long-term assets:
  Operations held-for-sale (included in other assets)....        36           --       36
Current liabilities:
  Operations held-for-sale...............................        (4)         (91)     (95)
                                                                ---         ----     ----
       Net operations held-for-sale......................       $52         $112     $164
                                                                ===         ====     ====

     As of December 31, 2000, the primary components within operations held-for-sale consisted of the Company's remaining WM International operations, which included certain operations in Sweden and operations in Argentina and Israel, and certain other non-core and NASW operations and the Company's surplus real estate portfolio.

                             WASTE MANAGEMENT, INC.

                                                         NORTH AMERICAN
                                                          SOLID WASTE     OTHER    TOTAL
                                                         --------------   -----    -----
As of December 31, 2000:
  Accounts receivable, net.............................       $--         $  84    $  84
  Other current assets.................................        --            71       71
  Property and equipment and other non-current
     assets............................................        53           123      176
  Other current liabilities............................        --          (100)    (100)
  Noncurrent liabilities...............................        (3)          (50)     (53)
  Minority interest....................................        --             2        2
                                                              ---         -----    -----
       Net operations held-for-sale....................       $50         $ 130    $ 180
                                                              ===         =====    =====
Current assets:
  Operations held-for-sale.............................       $11         $ 278    $ 289
Long-term assets:
  Operations held-for-sale (included in other
     assets)...........................................        42            --       42
Current liabilities:
  Operations held-for-sale.............................        (3)         (148)    (151)
                                                              ---         -----    -----
       Net operations held-for-sale....................       $50         $ 130    $ 180
                                                              ===         =====    =====

9. NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was effective for the Company on January 1, 2001. SFAS 133, as amended, establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The criteria for cash flow and fair value hedges include the requirements that hedging relationships be designated and documented at inception. The documentation must include the consideration of the hedged item, hedging instrument, risk management strategy, the risk being hedged, and how effectiveness will be assessed. The effectiveness assessment must have a historical basis that supports the belief that the hedge will be highly effective prospectively. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

     When a termination of a cash flow hedge occurs, the Company continues to include in accumulated other comprehensive income the gain or loss that arose before the date the hedge was terminated only if it is still probable that the forecasted transaction will occur. In a termination of a fair value hedge the Company derecognizes any derivative asset or liability previously recognized and recognizes a corresponding loss or gain currently in earnings.

     The Company currently engages in waste paper hedges in order to secure a margin on paper to be sold from its material recovery facilities. The objective is expected to be achieved by entering into the hedge to mitigate the variability in cash flows from sales of paper at floating prices, resulting in a fixed price being received from sales of paper. In addition, the Company engages in interest rate swaps in order to maintain an optimal fixed-to-floating rate debt ratio which will hedge against changes in the fair value of the Company's fixed-rate obligations.

     The effect of adopting this standard on January 1, 2001 was a gain, net of taxes, for waste paper hedges of $3 and a loss, net of taxes, of $1 for interest rate swaps. The net gain of $2 is reflected as a cumulative effect of change in accounting principle for the quarter ended March 31, 2001. In addition, the Company recorded a

                             WASTE MANAGEMENT, INC.

gain of approximately $6 for its hedging activity for the quarter ended March 31, 2001. Substantially all of this amount relates to waste paper swaps and is included as an offset to operating costs and expenses. The remainder of the gain is due to interest rate swaps and is included as an offset to interest expense. The income statement effect attributable to ineffectiveness for both waste paper swaps and interest rate swaps was not material for the quarter ended March 31, 2001. In addition, the Company recorded a deferred gain of $10 related to its waste paper swaps for the quarter ended March 31, 2001, which is included in accumulated other comprehensive income.

     Further, the estimated net amount of the existing gains or losses as of March 31, 2001 and included in accumulated other comprehensive income expected to be reclassified into earnings as the hedged forecasted waste paper transactions occur within the next 12 months is approximately $6. The Company's current waste paper swaps have an average hedge exposure of approximately two years with the maximum exposure to the variability of market prices of five years.

10. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     WM Holdings ("Guarantor"), which is 100% owned by Waste Management, Inc. ("Parent"), has fully and unconditionally guaranteed all of the senior indebtedness of the Parent, as well as the Parent's 4% convertible subordinated notes due 2002. The Parent has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, as well as WM Holdings' 5.75% convertible subordinated debentures due 2005. However, none of the Company's nor WM Holdings' debt is guaranteed by any of the Parent's indirect subsidiaries or WM Holdings' subsidiaries ("Non-Guarantors"). Accordingly, the following unaudited condensed consolidating balance sheet as of March 31, 2001 and the condensed consolidated balance sheet as of December 31, 2000, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000, along with the related unaudited statements of cash flows, have been provided below.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                 MARCH 31, 2001
                                  (UNAUDITED)

                                                PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                                ------   ---------   --------------   ------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents...................  $   57    $    4        $    826        $    --         $   887
  Other current assets........................      --        --           2,193             --           2,193
                                                ------    ------        --------        -------         -------
                                                    57         4           3,019             --           3,080
Property and equipment, net...................      --        --           9,949             --           9,949
Intercompany and investment in subsidiaries...   9,518     5,402         (10,205)        (4,715)             --
Other assets..................................       5         7           5,917             --           5,929
                                                ------    ------        --------        -------         -------
         Total assets.........................  $9,580    $5,413        $  8,680        $(4,715)        $18,958
                                                ======    ======        ========        =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt........  $  200    $  400        $     87        $    --         $   687
  Accounts payable and other accrued
    liabilities...............................     105       127           2,300             --           2,532
                                                ------    ------        --------        -------         -------
                                                   305       527           2,387             --           3,219
  Long-term debt, less current maturities.....   4,352     2,515           1,415             --           8,282
  Other liabilities...........................      --        --           2,518             --           2,518
                                                ------    ------        --------        -------         -------
         Total liabilities....................   4,657     3,042           6,320             --          14,019
  Minority interest in subsidiaries...........      --        --              16             --              16
  Stockholders' equity........................   4,923     2,371           2,344         (4,715)          4,923
                                                ------    ------        --------        -------         -------
         Total liabilities and stockholders'
           equity.............................  $9,580    $5,413        $  8,680        $(4,715)        $18,958
                                                ======    ======        ========        =======         =======

                               DECEMBER 31, 2000

                                                PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                                ------   ---------   --------------   ------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents...................  $   72    $   14        $      8        $    --         $    94
  Other current assets........................      --        --           2,363             --           2,363
                                                ------    ------        --------        -------         -------
                                                    72        14           2,371             --           2,457
Property and equipment, net...................      --        --          10,126             --          10,126
Intercompany and investment in subsidiaries...   8,893     5,210          (9,716)        (4,387)             --
Other assets..................................       6         7           5,969             --           5,982
                                                ------    ------        --------        -------         -------
         Total assets.........................  $8,971    $5,231        $  8,750        $(4,387)        $18,565
                                                ======    ======        ========        =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt........  $   --    $   --        $    113        $    --         $   113
  Accounts payable and other accrued
    liabilities...............................      93       114           2,617             --           2,824
                                                ------    ------        --------        -------         -------
                                                    93       114           2,730             --           2,937
  Long-term debt, less current maturities.....   4,077     2,916           1,379             --           8,372
  Other liabilities...........................      --        --           2,440             --           2,440
                                                ------    ------        --------        -------         -------
         Total liabilities....................   4,170     3,030           6,549             --          13,749
  Minority interest in subsidiaries...........      --        --              15             --              15
  Stockholders' equity........................   4,801     2,201           2,186         (4,387)          4,801
                                                ------    ------        --------        -------         -------
         Total liabilities and stockholders'
           equity.............................  $8,971    $5,231        $  8,750        $(4,387)        $18,565
                                                ======    ======        ========        =======         =======

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                       THREE MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)

                                          PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                          ------   ---------   --------------   ------------   -------------
Operating revenues......................  $  --      $ --          $2,719          $  --          $2,719
Costs and expenses......................     --        --           2,375             --           2,375
                                          -----      ----          ------          -----          ------
Income from operations..................     --        --             344             --             344
                                          -----      ----          ------          -----          ------
Other income (expense):
  Interest income (expense), net........    (78)      (50)             (9)            --            (137)
  Equity in subsidiaries, net of
     taxes..............................    173       204              --           (377)             --
  Minority interest.....................     --        --              (1)            --              (1)
  Other, net............................     --        --               6             --               6
                                          -----      ----          ------          -----          ------
Income before income taxes..............     95       154             340           (377)            212
Provision for (benefit from) income
  taxes.................................    (29)      (19)            137             --              89
                                          -----      ----          ------          -----          ------
Income before extraordinary item and
  cumulative effect of change in
  accounting principle..................    124       173             203           (377)            123
Extraordinary item......................     --        --              (1)            --              (1)
Cumulative effect of change in
  accounting principle..................     --        --               2             --               2
                                          -----      ----          ------          -----          ------
Net income..............................  $ 124      $173          $  204          $(377)         $  124
                                          =====      ====          ======          =====          ======

                       THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)

                                          PARENT   GUARANTOR    NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                          ------   ----------   --------------   ------------   -------------
Operating revenues......................  $  --       $ --          $3,217          $  --          $3,217
Costs and expenses......................     --         --           2,892             --           2,892
                                          -----       ----          ------          -----          ------
Income from operations..................     --         --             325             --             325
                                          -----       ----          ------          -----          ------
Other income (expense):
  Interest income (expense), net........   (126)       (62)            (13)            --            (201)
  Equity in subsidiaries, net of
     taxes..............................    134        173              --           (307)             --
  Minority interest.....................     --         --              (6)            --              (6)
  Other, net............................     --         --               2             --               2
                                          -----       ----          ------          -----          ------
Income before income taxes..............      8        111             308           (307)            120
Provision for (benefit from) income
  taxes.................................    (47)       (23)            135             --              65
                                          -----       ----          ------          -----          ------
Net income..............................  $  55       $134          $  173          $(307)         $   55
                                          =====       ====          ======          =====          ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                       THREE MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)

                                                     PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                                     ------   ---------   --------------   ------------   -------------
Cash flows from operating activities:
  Net income.......................................  $ 124      $ 173          $204           $(377)          $124
  Equity in earnings of subsidiaries, net of
    taxes..........................................   (173)      (204)           --             377             --
  Other adjustments and charges....................     16         17           243              --            276
                                                     -----      -----          ----           -----           ----
Net cash provided by (used in) operating
  activities.......................................    (33)       (14)          447              --            400
                                                     -----      -----          ----           -----           ----
Cash flows from investing activities:
  Acquisitions of businesses, net of cash
    acquired.......................................     --         --           (22)             --            (22)
  Capital expenditures.............................     --         --          (144)             --           (144)
  Proceeds from divestitures of businesses, net of
    cash divested, and other sales of assets.......     --         --             6              --              6
  Other............................................     --         --            56              --             56
                                                     -----      -----          ----           -----           ----
Net cash used in investing activities..............     --         --          (104)             --           (104)
                                                     -----      -----          ----           -----           ----
Cash flows from financing activities:
  New borrowings...................................    594         --           359              --            953
  Debt repayments..................................   (120)        --          (354)             --           (474)
  Exercise of common stock options and warrants....     18         --            --              --             18
  (Increase) decrease in intercompany and
    investments, net...............................   (474)         4           470              --             --
                                                     -----      -----          ----           -----           ----
Net cash provided by financing activities..........     18          4           475              --            497
                                                     -----      -----          ----           -----           ----
Increase (decrease) in cash and cash equivalents...    (15)       (10)          818              --            793
Cash and cash equivalents at beginning of period...     72         14             8              --             94
                                                     -----      -----          ----           -----           ----
Cash and cash equivalents at end of period.........  $  57      $   4          $826           $  --           $887
                                                     =====      =====          ====           =====           ====

                       THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)

                                                     PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                                     ------   ---------   --------------   ------------   -------------
Cash flows from operating activities:
  Net income.......................................  $  55      $ 134         $ 173           $(307)          $  55
  Equity in earnings of subsidiaries, net of
    taxes..........................................   (134)      (173)           --             307              --
  Other adjustments and changes....................     29         93           498              --             620
                                                     -----      -----         -----           -----           -----
Net cash provided by (used in) operating
  activities.......................................    (50)        54           671              --             675
                                                     -----      -----         -----           -----           -----
Cash flows from investing activities:
  Short-term investments...........................     --         --            54              --              54
  Acquisitions of businesses, net of cash
    acquired.......................................     --         --          (114)             --            (114)
  Capital expenditures.............................     --         --          (249)             --            (249)
  Proceeds from divestitures of businesses, net of
    cash divested, and other sales of assets.......     --         --            62              --              62
  Other............................................     --         --           (44)             --             (44)
                                                     -----      -----         -----           -----           -----
Net cash used in investing activities..............     --         --          (291)             --            (291)
                                                     -----      -----         -----           -----           -----
Cash flows from financing activities:
  New borrowings...................................     40         --            25              --              65
  Debt repayments..................................    (22)      (397)          (63)             --            (482)
  Exercise of common stock options and warrants....      1         --            --              --               1
  (Increase) decrease in amounts due to and from
    subsidiaries, net..............................     55        339          (394)             --              --
                                                     -----      -----         -----           -----           -----
  Net cash provided by (used in) financing
    activities.....................................     74        (58)         (432)             --            (416)
                                                     -----      -----         -----           -----           -----
  Effect of exchange rate changes on cash and cash
    equivalents....................................     --         --            (2)             --              (2)
                                                     -----      -----         -----           -----           -----
  Increase (decrease) in cash and cash
    equivalents....................................     24         (4)          (54)             --             (34)
  Cash and cash equivalents at beginning of
    period.........................................     34          4           143              --             181
                                                     -----      -----         -----           -----           -----
  Cash and cash equivalents at end of period.......  $  58      $  --         $  89           $  --           $ 147
                                                     =====      =====         =====           =====           =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion below and elsewhere in this Form 10-Q includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When we use words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," "goal," or "target" their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. You should view such statements with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true.

     Outlined below are some of the risks that the Company faces and that could affect our business and financial statements for the remainder of 2001 and beyond. However, they are not the only risks that the Company faces. There may be additional risks that we do not presently know or that we currently believe are immaterial which could also impair our business.

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

     - possible charges to asset impairments or further impairments to long-lived assets resulting from changes in circumstances or future business events or decisions;

     - the effects that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities;

     - the effect the weather has on our quarter-to-quarter results, as well as the effect of extremely harsh weather on our operations;

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

     General

     Waste Management, Inc. is its industry's leading provider of integrated waste services in North America. Through our subsidiaries, we provide collection, transfer, recycling and resource recovery, and disposal services. We are also a leading developer, operator and owner of waste-to-energy facilities in the United States.

     During 2000, we divested nearly all of our international, or "WM International," operations, which include all of our operations outside of North America. The WM International operations consisted of the collection and transportation of solid, hazardous and medical wastes and recyclable materials and the treatment and disposal of recyclable materials. Also included in WM International operations were solid and hazardous waste landfills, municipal and hazardous waste incinerators, water and waste-water treatment facilities, hazardous waste treatment facilities, waste-fuel powered independent power facilities, and the construction of treatment or disposal facilities for third parties. Although most of the WM International operations were divested pursuant to our 1999 strategic plan, we still have certain operations in Sweden, Israel and Argentina. These operations are currently being marketed for sale and are classified as held-for-sale operations in the financial statements.

     The Company also divested most of its non-solid waste operations in 2000, which include all hazardous waste management and other North American non-solid waste services (except for hazardous waste landfills, which are included in NASW operations). The Company's hazardous waste management services included the collection, transfer and treatment of hazardous waste. The Company's low-level and other radioactive waste services generally consisted of disposal, processing and various other special services related to these types of waste. Additionally, the Company provided hazardous, radioactive and mixed waste program and facilities management services. The Company's remaining non-solid waste operations consist of independent power project operations and a geosynthetic manufacturing and installation service, which generally involves the making and installing of landfill liners. The services included in the Company's independent power projects are the operation and, in some cases the ownership, of independent power projects that either cogenerate electricity and thermal energy or generate electricity alone for sale to customers, including public utilities and industrial customers. The Company's geosynthetic manufacturing and installation services and independent power project operations are currently being marketed for sale and the Company has classified them as held-for-sale operations in its financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     The following table presents, for the periods indicated, the period to period change in dollars (in millions) and percentages for the respective condensed consolidated statements of operations line items.

                                                               PERIOD TO PERIOD
                                                                CHANGE FOR THE
                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                                2001 AND 2000
                                                              ------------------
STATEMENT OF OPERATIONS:
Operating revenues..........................................  $(498)      (15.5)%
                                                              -----
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................   (310)      (15.8)
  General and administrative................................   (105)      (21.3)
  Depreciation and amortization.............................    (15)       (4.3)
  Asset impairments and unusual items.......................    (87)      (94.6)
                                                              -----
                                                               (517)      (17.9)
                                                              -----
Income from operations......................................     19         5.8
                                                              -----
Other income (expense):
  Interest expense..........................................     56        26.7
  Interest and other income, net............................     12       109.0
  Minority interest.........................................      5        83.3
                                                              -----
                                                                 73        35.6
                                                              -----
Income before income taxes..................................     92        76.7
Provision for income taxes..................................     24        36.9
                                                              -----
Income before extraordinary item and cumulative effect of
  change in accounting principle............................     68       123.6
Extraordinary loss..........................................     (1)     (100.0)
Cumulative effect of change in accounting principle.........      2       100.0
                                                              -----
Net income..................................................  $  69       125.5%
                                                              =====

     The following table presents, for the periods indicated, the percentage relationship that the respective condensed consolidated statements of operations line items bear to operating revenues:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001        2000
                                                              ------      ------
STATEMENT OF OPERATIONS:
Operating revenues..........................................  100.0%      100.0%
                                                              -----       -----
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................   60.5        60.8
  General and administrative................................   14.3        15.4
  Depreciation and amortization.............................   12.3        10.9
  Asset impairments and unusual items.......................    0.2         2.8
                                                              -----       -----
                                                               87.3        89.9
                                                              -----       -----
Income from operations......................................   12.7        10.1
                                                              -----       -----
Other income (expense):
  Interest expense..........................................   (5.7)       (6.5)
  Interest and other income, net............................    0.8         0.3
  Minority interest.........................................     --        (0.2)
                                                              -----       -----
                                                               (4.9)       (6.4)
                                                              -----       -----
Income before income taxes..................................    7.8         3.7
Provision for income taxes..................................    3.3         2.0
                                                              -----       -----
Income before extraordinary item and cumulative effect of
  change in accounting principle............................    4.5         1.7
Extraordinary loss..........................................     --          --
Cumulative effect of change in accounting principle.........    0.1          --
                                                              -----       -----
Net income..................................................    4.6%        1.7%
                                                              =====       =====

  Operating Revenues

     Operating revenues by reportable segment (in millions):

     OPERATING REVENUES FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 [OPERATING REVENUES CHART]

                                                                    NASW                     OTHER
                                                                    ----                     -----
2001                                                              2643.00                    76.00
2000                                                              2710.00                   507.00

     For the three months ended March 31, 2001, the Company's operating revenues decreased $498 million, or 15.5% as compared to the corresponding 2000 period. The decrease in the Company's operating revenues is primarily due to the divestiture of substantially all of the Company's WM International operations and many of the Company's non-solid waste businesses, which are aggregated as "Other" in the table above. These divestitures were part of the Company's strategic plan to focus on internal growth and NASW operations.

     NASW operating revenue mix (in millions):

     OPERATING REVENUES FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 [OPERATING REVENUES CHART]

                                                                          RECYCLING AND
                         COLLECTION       DISPOSAL        TRANSFER            OTHER          INTERCOMPANY
                         ----------       --------        --------        -------------      ------------
2001                       1854.00         779.00          328.00            147.00            -465.00
2000                       1862.00         804.00          322.00            202.00            -482.00


2001
2000

     The Company experienced a decrease in operating revenues of $67 million, or 2.5%, in the first quarter of 2001 in its NASW operations as compared to the prior year period. The decrease in NASW operating revenues is primarily attributable to divestitures of non-integrated NASW operations during 2000, offset in part by the acquisition of certain NASW operations in 2001 and the full period effect of such acquisitions in 2000. The Company experienced internal growth of (0.8)% for the three months ended March 31, 2001. Price fluctuations in the recyclable materials markets had an adverse impact on internal growth for the Company's NASW operations of 1.0%. However, the negative impact was partially offset by a 0.6% increase in NASW operating revenues due to the Company's fuel surcharge program, implemented in March 2000 to mitigate significant increases in the cost of fuel. Excluding the impact of price declines for recyclable materials and the fuel surcharge program, the Company experienced a base price change of (0.3)%, comprised of (1.1)% for volumes changes and 0.8% for pricing increases in the quarter ended March 31, 2001. The negative volume changes in the first quarter of 2001 were due to several factors, including an overall slowing of the economy in the United States as well as significantly more severe winter weather in the midwestern and northeastern sections of the United States.

  Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

     Operating costs and expenses decreased $310 million, or 15.8%, in the first quarter of 2001, as compared to the first quarter of 2000. The decrease in operating costs and expenses is substantially attributable to the divestiture during 2000 of the Company's WM International operations, non-solid waste operations and non-integrated NASW operations discussed above. As a percentage of operating revenues, operating costs and expenses decreased from 60.8% in the first quarter of 2000 to 60.5% in the first quarter of 2001. The net improvement in operating costs and expenses as a percentage of operating revenues was offset in part by higher operating costs in the midwestern and northeastern sections of the United States due to the more severe winter weather conditions in the first quarter of 2001 compared to the prior year period. Additionally, the Company performed several routine plant maintenance outages at its waste-to-energy facilities in the first quarter of 2001 that were last performed in a quarter other than the first quarter of 2000.

  General and Administrative

     General and administrative expenses decreased $105 million, or 21.3%, in the first quarter of 2001 as compared to the first quarter of 2000. As a percentage of operating revenues, the Company's general and administrative expenses were 14.3% and 15.4% for the three months ended March 31, 2001 and 2000, respectively. Significantly contributing to the overall decrease in general and administrative costs was the impact of the divestitures that the Company completed throughout 2000. In addition, significant costs that were incurred in the first quarter of 2000 for professional accounting and consulting services for accounting and process improvement initiatives that began as part of the Company's 1999 accounting review were not incurred in the first quarter of 2001, as the Company was able to stabilize its accounting systems and complete its process improvement initiatives in the second half of 2000. However, partially offsetting these decreases to general and administrative expenses was an increase in permanent staffing at the corporate office throughout 2000, particularly in the areas of information systems and corporate accounting and finance.

  Depreciation and Amortization

     Depreciation and amortization expense decreased $15 million, or 4.3%, for the first quarter of 2001 as compared to the first quarter of 2000. This decrease in depreciation and amortization expense is substantially attributable to the amortization of goodwill on operations that were divested throughout 2000. As a percentage of operating revenues, depreciation and amortization expense was 12.3% and 10.9% for the quarters ended March 31, 2001 and 2000, respectively. The decrease in depreciation and amortization expense as a percentage of operating revenues is substantially attributable to fixed asset depreciation that was suspended on operations classified as held-for-sale. The amount of depreciation suspended for operations classified as held-for-sale was $4 million, or 0.1% of operating revenues, and $51 million, or 1.6% of operating revenues, for the first quarter of 2001 and 2000, respectively.

  Asset Impairments and Unusual Items

     In the first quarter of 2001, asset impairments and unusual items were primarily attributable to the Company's divestiture activities, offset in part by a reversal of a loss contract reserve that was determined to be excessive after a favorable renegotiation of that specific contract.

     The Company completed the settlement of its obligations under the qualified defined benefit plan for all eligible non-union domestic employees of Waste Management Holdings Inc. ("WM Holdings") in the first quarter of 2001. This plan was terminated as of October 31, 1999 in connection with the merger between the Company and WM Holdings (the "WM Holdings Merger") in July 1998. However, costs related to the termination of this plan resulted in a non-cash charge to asset impairments and unusual items of approximately $79 million for the first quarter of 2000.

     Additionally, the Company recorded a charge in the first quarter of 2000 to asset impairments and unusual items of approximately $25 million related to operations held-for-sale that had a carrying value greater than management's best estimate of anticipated proceeds.

  Interest (Expense) Income

     The decrease in interest expense in the first quarter of 2001, as compared to the first quarter of 2000, is primarily due to the net debt reduction throughout 2000 and 2001 from proceeds related to the Company's divestiture program and cash flow from operations. The increase in interest income in the first quarter of 2001, as compared to the first quarter of 2000, is primarily due to temporarily investing the proceeds from the Company's February 2001 issuance of $600 million of senior unsecured notes. Such proceeds are to be used to repay senior notes maturing during the remainder of 2001.

  Provision for Income Taxes

     The Company recorded a provision for income taxes of $89 million and $65 million for the three months ended March 31, 2001 and 2000, respectively. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2001 is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles and non-deductible costs associated with impairment and divestiture of certain businesses.

  Cumulative Effect of Change in Accounting Principle

     Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, became effective for the Company on January 1, 2001. Adoption of SFAS 133, as amended, resulted in a gain, net of tax, of approximately $2 million in the first quarter of 2001.

  Extraordinary Loss

     In March 2001, the Company, working with local governmental authorities, refinanced $339 million of fixed-rate tax-exempt bonds maturing through 2008 with $326 million of variable-rate tax-exempt bonds maturing through 2011 and $17 million of fixed-rate bonds maturing through 2001. The Company recorded a net extraordinary loss for the remaining unamortized premium and issuance costs related to the retired debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements primarily stem from (i) its working capital needs for its ongoing operations, (ii) capital expenditures for construction and expansion of its landfill sites, as well as new trucks and equipment for its collection operations, (iii) refurbishments and improvements at its waste-to-energy facilities and (iv) business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds. Historically, the Company has also obtained financing from various financing sources available at the time, including the incurrence of debt and the issuance of its common stock. At both March 31, 2001 and May 4, 2001, the Company has unused and available credit capacity under its bank credit facilities of approximately

$1.4 billion. The Company believes that its current cash flows from operations and this level of credit capacity is sufficient to meet its ongoing operating requirements. The Company's $1.5 billion syndicated loan facility (the "Syndicated Facility"), which requires annual renewal by the lender and provides for a one-year term option at the Company's request in the event of non-renewal, expires July 10, 2001. The Company's $1.4 billion senior revolving credit facility (the "Credit Facility") matures August 2002. The Company has initiated the process of renewing and extending these credit facilities.

     The following is a summary of the Company's cash flows statements for the three months ended March 31, 2001 and 2000 (in millions):

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     -------------------
                                                       2001       2000
                                                     --------    -------
Operating activities...............................   $  400      $ 675
Investing activities...............................     (104)      (291)
Financing activities...............................      497       (416)

     For the quarter ended March 31, 2001, the Company generated cash flows from operations of approximately $400 million and had a net increase to cash and cash equivalents as a result of financing activities of approximately $497 million. Favorably impacting the Company's cash flows from operations was an improvement in the Company's days sales outstanding from approximately 50 days at December 31, 2000 to approximately 48 days at March 31, 2001. Cash flows from financing activities for the quarter ended March 31, 2001 were favorably impacted by the February 2001 debt offering of $600 million (see below for further discussion). The Company used $104 million for its investing activities during the first quarter of 2001. Included in the Company's investing activities for this period were capital expenditures of $144 million. Primarily due to the timing of when trucks were purchased, capital expenditures for the first quarter of 2001 were lower than the Company's budgeted amounts for this period, as well as lower than the capital expenditures for the first quarter of 2000. The Company, however, still expects to meet its full year 2001 budgeted allocation for capital expenditures of approximately $1.4 billion.

     For the quarter ended March 31, 2000, cash used to acquire businesses of $114 million, capital expenditures of $249 million and net debt reductions of approximately $417 million were primarily financed with cash flows from operating activities of $675 million and proceeds from the sale of assets of $62 million. Favorably impacting cash flows from operations for the quarter ended March 31, 2000 was a tax refund of approximately $200 million and improvements in the Company's accounts receivable average days sales outstanding.

     Total cash and cash equivalents increased by $793 million from December 31, 2000 to $887 million at March 31, 2001. Cash and cash equivalents on hand at March 31, 2001 is expected to be used to repay senior notes maturing throughout the remainder of 2001.

     The following summary of free cash flows has been prepared to highlight and facilitate understanding of the primary cash flow elements. It is not intended to replace the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, which were prepared in accordance with generally accepted accounting principles. Adjusted free cash flow in the table below, which is not a measure of financial performance in accordance with generally accepted accounting principles, is defined as cash flows from operations less capital expenditures and then adjusted for certain cash flow activity that the Company considers as unusual for the respective periods.

     The analysis of free cash flows for the three months ended March 31, 2001 and 2000 is as follows (in millions):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001        2000
                                                              ------      ------
EBITDA(a)...................................................  $ 684       $ 767
Interest paid...............................................   (128)       (173)
Taxes paid..................................................    (11)        (13)
Change in assets and liabilities, net of effects of
  acquisitions and divestitures, and other..................   (145)         94
                                                              -----       -----
Net cash provided by operating activities...................    400         675
Capital expenditures........................................   (144)       (249)
                                                              -----       -----
Free cash flow..............................................    256         426
Adjustments:
     Tax refund.............................................     --        (199)
     Payments for terminating the WM Holdings' defined
      benefit pension plan..................................     13           2
     Accounting and consulting services.....................     39          87
     Litigation settlements.................................      7          25
     Reimbursement for late allocation of employee stock
      purchase plan shares..................................     --           8
     Other..................................................     (6)         12
                                                              -----       -----
Adjusted free cash flow.....................................  $ 309       $ 361
                                                              =====       =====

---------------
(a) EBITDA is defined herein as income from operations excluding depreciation and amortization and asset impairments and unusual items. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

     In February 2001, the Company issued $600 million of 7 3/8% senior unsecured notes due August 1, 2010. Interest is payable semi-annually on February 1 and August 1. The net proceeds from the offering of the notes were approximately $593 million, after deducting discounts to the underwriters and expenses. The Company intends to use the net proceeds, together with cash from operations, to repay senior notes maturing during 2001. Pending application of the proceeds as described, the proceeds have been temporarily invested in short-term investments, which due to their short-term nature are classified as cash equivalents at March 31, 2001.

     In March 2001, the Company, working with local governmental authorities, refinanced $339 million of fixed-rate tax exempt bonds maturing through 2008 with $326 million of variable rate tax-exempt bonds maturing through 2011 and $17 million of fixed-rate bonds maturing through 2001. The new borrowings include $4 million of related financing costs.

     On July 17, 1998, the Company issued $600 million of 6 1/8% mandatorily tendered senior notes, due July 15, 2011. The notes are subject to certain mandatory tender features as described in the indenture, which may require the Company to purchase all or a portion of the outstanding notes on July 15, 2001. The Company intends to use available cash and borrowings available under the Syndicated Facility and/or the Credit Facility in the event it must purchase the notes on July 15, 2001. Accordingly, these borrowings have been classified as long-term at March 31, 2001.

     The Company's $535 million of 4% convertible subordinated notes are due on February 1, 2002. The Company intends to refinance this amount through the use of borrowings available under the Credit Facility and/or Syndicated Facility, and therefore, has classified these borrowings as long-term at March 31, 2001.

SEASONALITY AND INFLATION

     The Company's operating revenues are usually lower in the winter months, primarily because the volume of waste relating to construction and demolition activities usually increases in the spring and summer months, and the volume of industrial and residential waste in certain regions where the Company operates usually decreases during the winter months. The Company's first and fourth quarter results of operations typically reflect this seasonality. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of the Company's operations.

     The Company believes that inflation has not had, and is not expected to have, any material adverse effect on the results of operations in the near future.

                                    PART II.

ITEM 3.  LEGAL PROCEEDINGS.

     Information regarding our legal proceedings can be found under the "Litigation" section of Note 6, Commitments and Contingencies, to the condensed consolidated financial statements.

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

    (b) Reports on Form 8-K:

     During the first quarter of 2001, the Company filed a Current Report on Form 8-K, dated February 2, 2001, to announce it entered into an underwriting agreement for the public offering of $600 million of its 7 3/8% Senior Notes due 2010. The Company also filed a Current Report on Form 8-K, dated March 8, 2001, in compliance with Regulation FD to announce the correction of a typographical error in the Company's March 8, 2001 press release announcing fourth quarter and full year 2000 financial results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WASTE MANAGEMENT, INC.

                                          By: /s/ WILLIAM L. TRUBECK
                                            ------------------------------------
                                            William L. Trubeck
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                          WASTE MANAGEMENT, INC.

                                          By: /s/ BRUCE E. SNYDER
                                            ------------------------------------
                                            Bruce E. Snyder
                                            Vice President and
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)

Date: May 10, 2001

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