Form 10-Q
period 2001-06-30
WASTE MANAGEMENT INC
filed 2001-08-09
CIK 823768

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

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     The number of shares of Common Stock, $.01 par value, of the registrant outstanding at August 3, 2001 was 626,300,880 (excluding treasury shares of 3,610,470).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1.  FINANCIAL STATEMENTS.

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN MILLIONS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................    $   396       $    94
  Accounts receivable, net of allowance for doubtful
    accounts of $92 and $128, respectively..................      1,430         1,401
  Notes and other receivables...............................        183           174
  Parts and supplies........................................         73            75
  Deferred income taxes.....................................        299           312
  Prepaid expenses and other................................        104           112
  Operations held-for-sale..................................        222           289
                                                                -------       -------
    Total current assets....................................      2,707         2,457
Property and equipment, net.................................     10,028        10,126
Goodwill, net...............................................      5,015         5,046
Other intangible assets, net................................        135           147
Other assets................................................        824           789
                                                                -------       -------
    Total assets............................................    $18,709       $18,565
                                                                =======       =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $   712       $   865
  Accrued liabilities.......................................      1,321         1,419
  Deferred revenues.........................................        382           389
  Current maturities of long-term debt......................        690           113
  Operations held-for-sale..................................         88           151
                                                                -------       -------
    Total current liabilities...............................      3,193         2,937
Long-term debt, less current maturities.....................      7,671         8,372
Deferred income taxes.......................................      1,004           879
Environmental liabilities...................................        839           809
Other liabilities...........................................        794           752
                                                                -------       -------
    Total liabilities.......................................     13,501        13,749
                                                                -------       -------
Minority interest in subsidiaries...........................         17            15
                                                                -------       -------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 1,500,000,000 shares
    authorized; 629,911,350 and 629,621,821 shares issued,
    respectively............................................          6             6
  Additional paid-in capital................................      4,499         4,497
  Retained earnings.........................................        875           560
  Accumulated other comprehensive income (loss).............       (111)         (126)
  Restricted stock unearned compensation....................         (2)           (3)
  Treasury stock at cost, 3,950,914 and 6,971,560 shares,
    respectively............................................        (76)         (133)
                                                                -------       -------
    Total stockholders' equity..............................      5,191         4,801
                                                                -------       -------
    Total liabilities and stockholders' equity..............    $18,709       $18,565
                                                                =======       =======

           See notes to condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                          ------------------    ----------------
                                                           2001       2000       2001      2000
                                                          -------    -------    ------    ------
Operating revenues......................................  $2,915     $3,266     $5,634    $6,483
                                                          ------     ------     ------    ------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below).......................................   1,732      1,949      3,378     3,905
  General and administrative............................     398        445        787       939
  Depreciation and amortization.........................     341        362        676       712
  Asset impairments and unusual items...................       3        217          8       309
                                                          ------     ------     ------    ------
                                                           2,474      2,973      4,849     5,865
                                                          ------     ------     ------    ------
Income from operations..................................     441        293        785       618
                                                          ------     ------     ------    ------
Other income (expense):
  Interest expense......................................    (147)      (201)      (301)     (411)
  Interest income.......................................      10          6         27        15
  Minority interest.....................................      (2)        (6)        (3)      (12)
  Other income, net.....................................       2         13          8        15
                                                          ------     ------     ------    ------
                                                            (137)      (188)      (269)     (393)
                                                          ------     ------     ------    ------
Income before income taxes..............................     304        105        516       225
Provision for income taxes..............................     113        105        202       170
                                                          ------     ------     ------    ------
Income before extraordinary item and cumulative effect
  of change in accounting principle.....................     191         --        314        55
Extraordinary loss on early retirement of debt, net of
  income tax benefit of $0.7 in 2001....................      --         --         (1)       --
Cumulative effect of change in accounting principle, net
  of income tax expense of $1.6 in 2001.................      --         --          2        --
                                                          ------     ------     ------    ------
Net income..............................................  $  191     $   --     $  315    $   55
                                                          ======     ======     ======    ======
Basic earnings per common share:
  Income before extraordinary item and cumulative effect
     of change in accounting principle..................  $ 0.31     $   --     $ 0.50    $ 0.09
  Extraordinary item....................................      --         --         --        --
  Cumulative effect of change in accounting principle...      --         --         --        --
                                                          ------     ------     ------    ------
  Net income............................................  $ 0.31     $   --     $ 0.50    $ 0.09
                                                          ======     ======     ======    ======
Diluted earnings per common share:
  Income before extraordinary item and cumulative effect
     of change in accounting principle..................  $ 0.30     $   --     $ 0.50    $ 0.09
  Extraordinary item....................................      --         --         --        --
  Cumulative effect of change in accounting principle...      --         --         --        --
                                                          ------     ------     ------    ------
  Net income............................................  $ 0.30     $   --     $ 0.50    $ 0.09
                                                          ======     ======     ======    ======

           See notes to condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Cash flows from operating activities:
  Net income................................................  $   315    $    55
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for bad debts................................        5         21
     Depreciation and amortization..........................      676        712
     Deferred income tax provision..........................      101         80
     Minority interest in subsidiaries......................        3         12
     Net gain on disposal of assets.........................      (12)        (6)
     Effect of asset impairments and unusual items..........        8        309
  Change in assets and liabilities, net of effects of
     acquisitions and divestitures:
     Receivables............................................      (36)       219
     Prepaid expenses and other current assets..............        3        (20)
     Other assets...........................................      (11)         7
     Accounts payable and accrued liabilities...............     (179)      (260)
     Deferred revenues and other liabilities................       (7)       (25)
     Other, net.............................................       --         (2)
                                                              -------    -------
Net cash provided by operating activities...................      866      1,102
                                                              -------    -------
Cash flows from investing activities:
  Short-term investments....................................       --         54
  Acquisitions of businesses, net of cash acquired..........      (65)      (169)
  Capital expenditures......................................     (474)      (564)
  Proceeds from divestitures of businesses, net of cash
     divested, and other sales of assets....................       26      1,083
  Other.....................................................       64        (18)
                                                              -------    -------
Net cash provided by (used in) investing activities.........     (449)       386
                                                              -------    -------
Cash flows from financing activities:
  New borrowings............................................      953         74
  Debt repayments...........................................   (1,086)    (1,637)
  Exercise of common stock options and warrants.............       38          1
  Other.....................................................      (19)        --
                                                              -------    -------
Net cash used in financing activities.......................     (114)    (1,562)
                                                              -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (1)        (4)
                                                              -------    -------
Increase (decrease) in cash and cash equivalents............      302        (78)
Cash and cash equivalents at beginning of period............       94        181
                                                              -------    -------
Cash and cash equivalents at end of period..................  $   396    $   103
                                                              =======    =======

           See notes to condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   (IN MILLIONS, EXCEPT SHARES IN THOUSANDS)
                                  (UNAUDITED)

                                                                                ACCUMULATED     RESTRICTED
                                      COMMON STOCK     ADDITIONAL                  OTHER          STOCK        TREASURY STOCK
                                    ----------------    PAID-IN     RETAINED   COMPREHENSIVE     UNEARNED     ----------------
                                    SHARES    AMOUNT    CAPITAL     EARNINGS   INCOME(LOSS)    COMPENSATION   SHARES   AMOUNTS
                                    -------   ------   ----------   --------   -------------   ------------   ------   -------
Balance, December 31, 2000........  629,622    $ 6       $4,497       $560         $(126)         $  (3)       6,972    $(133)
  Net income......................       --     --           --        315            --             --           --       --
  Common stock issued upon
    exercise of stock options and
    warrants and grants of
    restricted stock (including
    tax benefit)..................       --     --           (6)        --            --             --       (2,681)      51
  Common stock issued in
    connection with lawsuit
    settlements...................      289     --            7         --            --             --           --       --
  Earned compensation related to
    restricted stock..............       --     --           --         --            --              1           --       --
  Adjustment for minimum pension
    liability, net of taxes.......       --     --           --         --             3             --           --       --
  Unrealized gain on derivative
    instruments...................       --     --           --         --             7             --           --       --
  Unrealized gain on marketable
    securities....................       --     --           --         --             8             --           --       --
  Cumulative translation
    adjustment of foreign currency
    statements....................       --     --           --         --            (3)            --           --       --
  Other...........................       --     --            1         --            --             --         (340)       6
                                    -------    ---       ------       ----         -----          -----       ------    -----
Balance, June 30, 2001............  629,911    $ 6       $4,499       $875         $(111)         $  (2)       3,951    $ (76)
                                    =======    ===       ======       ====         =====          =====       ======    =====

           See notes to condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

     The condensed consolidated financial statements of Waste Management, Inc. and subsidiaries (collectively referred to herein as the "Company," unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000.

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

1. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
Bank credit facilities......................................   $   --        $  120
Senior notes and debentures, interest of 6% to 8 3/4%
  through 2029..............................................    6,306         6,307
4% Convertible subordinated notes due 2002..................      535           535
5.75% Convertible subordinated notes due 2005...............       30            31
Tax-exempt and project bonds, principal payable in periodic
  installments, maturing through 2029, fixed and variable
  interest rates ranging from 2.6% to 10% at June 30,
  2001......................................................    1,296         1,260
Installment loans, notes payable, and other, interest to
  14.25%, maturing through 2015.............................      194           232
                                                               ------        ------
                                                                8,361         8,485
Less current maturities.....................................      690           113
                                                               ------        ------
                                                               $7,671        $8,372
                                                               ======        ======

     On June 29, 2001, the Company replaced its prior bank credit facilities with a $750 syndicated line of credit (the "Line of Credit") and a $1,750 syndicated revolving credit facility (the "Revolver"). The Line of Credit requires annual renewal by the lender and provides for a one-year term option at the Company's request while the Revolver matures in June 2006. The Line of Credit and the Revolver are available for borrowings, including letters of credit, and for supporting the issuance of commercial paper. The covenant restrictions for the Line of Credit and the Revolver include, among others, interest coverage, debt to earnings ratio, minimum net worth, and limitations on investments, additional indebtedness and liens.

     At June 30, 2001, the Company had no borrowings outstanding under the Line of Credit or the Revolver. The facility fees were 0.175% and 0.225% per annum under the Line of Credit and Revolver, respectively, at

                             WASTE MANAGEMENT, INC.

June 30, 2001. The Company had issued letters of credit of approximately $1,474 under the Revolver, leaving unused and available aggregate credit capacity of approximately $1,026 at June 30, 2001.

     In February 2001, the Company issued $600 of 7 3/8% senior unsecured notes due August 1, 2010. Interest is payable semi-annually on February 1 and August
1. The net proceeds from the offering of the notes were approximately $593, after deducting discounts to the underwriters and expenses. The Company used the net proceeds from this offering, together with cash from operations, to repay $600 of senior notes which matured during the second quarter of 2001.

     In March 2001, the Company, working with local governmental authorities, refinanced $339 of fixed-rate tax-exempt bonds maturing through 2008 with $326 of variable-rate tax-exempt bonds maturing through 2011 and $17 of fixed-rate bonds maturing through 2001. The new borrowings include $4 of related financing costs. The Company recorded a net extraordinary loss of $1 in the first quarter of 2001 for the remaining unamortized premium and issuance costs related to the retired debt.

     On July 17, 1998, the Company issued $600 of 6 1/8% mandatorily tendered senior notes, due July 15, 2011. The notes were subject to certain mandatory tender features as described in the indenture, which allowed the Company to purchase all of the outstanding notes on July 15, 2001. The Company used available cash on hand along with funds from the Company's Line of Credit to purchase the notes in July 2001. The Company expects to repay during the remainder of 2001 the amounts borrowed from its Line of Credit for this transaction. Accordingly, the $600 of 6 1/8% senior notes have been classified as current at June 30, 2001. During the third quarter of 2001, the Company expects to record an extraordinary loss of approximately $1 for the early extinguishment of its $600 of 6 1/8% manditorily tendered senior notes.

     The Company's $535 of 4% convertible subordinated notes are due on February 1, 2002. The Company intends to refinance this amount with other long-term financing. However, the Company has the intent and ability to utilize its Line of Credit and/or Revolver to refinance these borrowings in the event other long-term financing is not available. Therefore, the Company has classified these borrowings as long-term at June 30, 2001.

2. INCOME TAXES

     The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2001 and 2000 is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and non-deductible costs associated with the impairment and divestiture of certain businesses. Additionally, in the second quarter of 2001, the Company recorded a net tax benefit of $12. Scheduled Canadian federal and provincial tax rate reductions resulted in a benefit of $42, which was offset in part by an expense of $30 related to the Company's plan to repatriate certain Canadian capital and earnings previously deemed permanently invested in Canada.

                             WASTE MANAGEMENT, INC.

3. EARNINGS PER SHARE

     The following reconciles the number of common shares outstanding to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and diluted earnings per common share at June 30 of each period indicated (shares in thousands):

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------    ------------------
                                               2001       2000       2001       2000
                                              -------    -------    -------    -------
Number of common shares outstanding at end
  of period.................................  625,960    621,094    625,960    621,094
Effect of using weighted average common
  shares outstanding........................     (588)       (29)    (1,334)      (287)
                                              -------    -------    -------    -------
Basic common shares outstanding.............  625,372    621,065    624,626    620,807
Dilutive effect of common stock options and
  warrants..................................    4,262      1,795      4,068      1,191
Dilutive effect of convertible subordinated
  notes.....................................   12,288         --         --         --
                                              -------    -------    -------    -------
Diluted common shares outstanding...........  641,922    622,860    628,694    621,998
                                              =======    =======    =======    =======

     For the three months ended June 30, 2001, interest (net of taxes) of $3 has been added to net income for the diluted earnings per share calculation. For the six months ended June 30, 2001 and for the three and six months ended June 30, 2000, the effect of the Company's convertible subordinated notes are excluded from the diluted earnings per share calculation since the inclusion of such items would be antidilutive.

     At June 30, 2001, there were approximately 56 million shares of common stock potentially issuable with respect to stock options, warrants and convertible debt, which could dilute basic earnings per share in the future.

4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents the change in the Company's equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

     Comprehensive income is as follows:

                                                         THREE MONTHS       SIX MONTHS
                                                        ENDED JUNE 30,    ENDED JUNE 30,
                                                        --------------    --------------
                                                        2001     2000     2001     2000
                                                        -----    -----    -----    -----
Net income............................................  $191     $ --     $315     $ 55
                                                        ----     ----     ----     ----
Other comprehensive income (loss):
  Unrealized gain (loss) on derivative instruments....    (3)      --        7       --
  Foreign currency translation adjustment.............    43      263       (3)     183
  Minimum pension liability adjustment (net of
     taxes)...........................................    --        8        3       57
  Unrealized gain on marketable securities............     4       --        8       --
                                                        ----     ----     ----     ----
Other comprehensive income............................    44      271       15      240
                                                        ----     ----     ----     ----
Comprehensive income..................................  $235     $271     $330     $295
                                                        ====     ====     ====     ====

                             WASTE MANAGEMENT, INC.

     The components of accumulated other comprehensive loss were as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
Foreign currency translation adjustment.....................   $(126)       $(123)
Minimum pension liability adjustment (net of tax)...........      --           (3)
Accumulated unrealized gain on derivative instruments.......       7           --
Accumulated unrealized gain on marketable securities........       8           --
                                                               -----        -----
                                                               $(111)       $(126)
                                                               =====        =====

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

     The Company routinely reviews and evaluates sites that require remediation, including sites listed on the EPA's National Priorities List ("NPL sites"). As of June 30, 2001, the Company or its subsidiaries had been notified that they are potentially responsible parties ("PRPs") in connection with 80 locations listed on the NPL. Of these 80 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. At some of these sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At other sites where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain.

     As part of its review and evaluation of sites, the Company considers whether the Company was an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site, and the number of years the Company was connected with the site. The Company also reviews the same information with respect to other named and unnamed PRPs. The Company then reviews the estimated cost for the likely remedy, which is based on management's judgment and experience in remediating such sites for the Company

                             WASTE MANAGEMENT, INC.

as well as for unrelated parties, information available from regulatory agencies as to costs of remediation, and the number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site, as well as the typical allocation of costs among PRPs. These estimates are sometimes a range of possible outcomes. In those cases, the Company provides for the amount within the range which constitutes its best estimate. If no amount within the range appears to be a better estimate than any other amount, the Company provides for the minimum amount within the range in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

     Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the non-existence or inability of other PRPs to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material to the Company's financial statements.

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

     Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (by 2.5% per annum at June 30, 2001 and December 31, 2000) until expected time of payment and then discounted to present value (by 6.0% per annum at June 30, 2001 and December 31, 2000). The accretion of the interest related to the discounted environmental liabilities is included in the annual calculation of the landfill's final closure and post-closure cost per ton and is charged to operating expense as landfill airspace is consumed. The current portion of the environmental liabilities disclosed below are recorded in accrued liabilities on the balance sheet.

     Environmental liabilities consist of the following:

                                        JUNE 30, 2001                      DECEMBER 31, 2000
                              ----------------------------------   ----------------------------------
                                CLOSURE/                             CLOSURE/
                              POST-CLOSURE   REMEDIATION   TOTAL   POST-CLOSURE   REMEDIATION   TOTAL
                              ------------   -----------   -----   ------------   -----------   -----
Current.....................      $ 53          $ 71       $124        $ 54          $ 99       $153
Non-current.................       568           271        839         559           250        809
                                  ----          ----       ----        ----          ----       ----
                                  $621          $342       $963        $613          $349       $962
                                  ====          ====       ====        ====          ====       ====

     The changes to environmental liabilities for the six months ended June 30, 2001 are as follows:

December 31, 2000...........................................  $962
  Expense...................................................    34
  Spending..................................................   (42)
  Acquisitions, divestitures and other adjustments..........     9
                                                              ----
June 30, 2001...............................................  $963
                                                              ====

                             WASTE MANAGEMENT, INC.

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

     For the 14 months ending January 1, 2000, the Company insured certain risks, including auto, general and workers' compensation, with Reliance National Insurance Company ("Reliance"). On May 29, 2001 a Pennsylvania Court entered an order appointing the Pennsylvania Insurance Commissioner as Rehabilitator and directing the Rehabilitator to take immediate possession of Reliance's assets and business. On June 11, 2001, Reliance's ultimate parent, Reliance Group Holdings, Inc., filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code of 1978, as amended (the "Bankruptcy Code"). As a result of these developments, Reliance may not be able to honor all future claims against the Company that it insured. It is not possible to predict the outcome of the litigation that might be subject to this insurance coverage, nor is it possible at this time to predict the outcome of Reliance's rehabilitation. At the present time, Reliance continues to honor its obligations and continues to pay claims. However, management is currently unable to predict the outcome of this situation.

     Credit risk -- During 2000, increases in wholesale power prices far exceeded the retail prices that certain California utilities were able to charge customers due to retail rate freezes, resulting in significant under recovery of costs for those utilities. As a result the utilities have faced severe financial drains. In April 2001, Pacific Gas and Electric Company ("PG&E") filed for bankruptcy under Chapter 11 of the Bankruptcy Code, as amended. Certain of the Company's independent power projects ("IPPs") sell power to PG&E under long-term contracts and were owed $34 from PG&E as of June 30, 2001. On July 14, 2001, the bankruptcy court approved an agreement between these IPPs and PG&E whereby PG&E agreed to assume the contracts and pay the Company in full the past due amounts on the earlier of the effective date of PG&E's plan of reorganization or July 15, 2005. The Company's IPPs also sell power to Southern California Edison, Inc. ("SCE") under long-term contracts similar to those with PG&E. Although SCE has not filed for bankruptcy, it has also faced severe financial difficulties, and the Company's IPPs have a receivable from SCE of approximately $13 as of June 30, 2001.

     This credit risk is a contingency which is not probable of assertion or susceptible to estimate at this time. Accordingly, the Company has not recorded an allowance for doubtful accounts associated with these receivables as of June 30, 2001.

     Environmental matters -- The business in which the Company is engaged is intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. Such costs may increase in the future as a result of legislation or regulation, however, the Company believes that in general it tends to benefit when environmental regulation increases, which may increase the demand for its services, and that it has the resources and experience to manage environmental risk.

     For more information regarding commitments and contingencies with respect to environmental matters, see Note 5.

     Litigation -- On July 16, 1998, the Company acquired Waste Management Holdings, Inc. ("WM Holdings") which was then known as Waste Management, Inc., but whose name was changed at the time of

                             WASTE MANAGEMENT, INC.

the merger ("WM Holdings Merger"). In July 1998, a seller of a business to WM Holdings in exchange for WM Holdings common stock filed a class action alleging breach of warranty. In October 1999, the court certified a class consisting of all sellers of business assets to WM Holdings between January 1, 1990 and February 24, 1998 whose agreements contained express warranties regarding the accuracy of WM Holdings' financial statements. In March 2000, the certification order was upheld by the court of appeals and the trial court granted summary judgment on the breach of warranty claim in favor of all but certain members of the class whose claims may have expired under applicable statutes of limitations. The parties to the action have reached an agreement to settle these claims by the Company's payment of approximately $25. The settlement is subject to final non-appealable court approval.

     In March 2000, a group of companies that sold assets to WM Holdings in exchange for common stock in March 1996 brought a separate action against the Company for breach of contract and fraud, among other things. The parties have agreed to resolve this dispute either through mediation or arbitration. The extent of damages, if any, in the dispute has not yet been determined.

     In December 1999, an individual brought an action against the Company, five former officers of WM Holdings, and WM Holdings' auditors in Illinois state court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998, for alleged acts of common law fraud, negligence, and breach of fiduciary duty. In May 2001, the court granted in part and denied in part the defendants' motion to dismiss. This action remains in its early stages and the extent of possible damages, if any, has not yet been determined.

     The Company is also aware that the SEC has commenced a formal investigation with respect to WM Holdings' previously filed financial statements for the calendar years in the period from 1993 through 1996 (which were subsequently restated in 1998) and related accounting policies, procedures and system of internal controls. The Company has cooperated fully with the investigation, and does not believe that the SEC will seek any action against the Company in connection with the investigation.

     On July 6 and July 29, 1999, the Company announced that it had lowered its expected earnings per share for the three months ended June 30, 1999. On August 3, 1999, the Company provided additional information regarding its expected earnings for that period, including that its reported operating income for the three months ended March 31, 1999 might have included certain unusual pretax income items. More than 30 lawsuits based on one or more of these announcements were filed against the Company and certain of its current and former officers and directors. These lawsuits have been consolidated into a single action pending in the United States District Court for the Southern District of Texas. On May 8, 2000, the court entered an order appointing the Connecticut Retirement Plan and Trust Funds as lead plaintiff and appointing the law firm of Goodkind Labaton Rudoff & Suchrow LLP as lead plaintiff's counsel.

     The lead plaintiff filed its Amended Consolidated Class Action Complaint (the "Complaint") on July 14, 2000. The Complaint pleads claims on behalf of a putative class consisting of all purchasers of Company securities (including common stock, debentures and call options), and all sellers of put options, from June 11, 1998 through November 9, 1999. The Complaint also pleads additional claims on behalf of two putative subclasses: (i) the "Merger Subclass," consisting of all WM Holdings stockholders who received Company common stock pursuant to the WM Holdings Merger, and (ii) the "Eastern Merger Subclass," consisting of all Eastern Environmental Services, Inc. ("Eastern") stockholders who received Company common stock pursuant to the Company's acquisition of Eastern on December 31, 1998.

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

                             WASTE MANAGEMENT, INC.

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

     Two lawsuits are pending against the Company that were brought by individuals who received common stock in the sales of their businesses to the Company or to a company later acquired by the Company. For reasons similar to those alleged in the class actions described above, the sellers of the businesses allege that the stock they received was overvalued. One of these cases is pending in the Virginia state court and one has been removed from the Michigan state court and is now pending in federal court in Michigan. In the latter, the plaintiffs have moved to remand the case to the Michigan state court, and the Company has opposed the motion, which is pending. Each of these cases is at an early stage and the extent of possible damages, if any, cannot yet be determined.

     On June 14, 2001, the Company filed a motion with the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to transfer certain cases to the United States District Court for the Southern District of Texas for coordinated or consolidated pre-trial proceedings. The transfer motion covers all cases that are pending in or might later be filed in or removed to other federal courts and that relate to the claims asserted against the Company in the consolidated putative class actions pending in the Texas court that are described above. The transfer motion therefore covers the Delaware putative class action and the Michigan case, both described above. Immediately after filing its motion with the MDL Panel, the Company moved to stay the Delaware and Michigan cases until the MDL Panel rules on the transfer motion. The Delaware and Michigan plaintiffs have opposed the Company's MDL transfer motion and the stay motions. All motions are currently pending.

     In addition, three derivative lawsuits have been filed against certain current and former officers and directors of the Company alleging derivative claims on behalf of the Company against these individuals for breaches of fiduciary duty resulting from their common stock sales during the three months ended June 30, 1999 and/or their oversight of the Company's affairs. Two of the lawsuits, filed in the Chancery Court of the State of Delaware on July 16, 1999 and August 18, 1999, were consolidated into a single action. The third suit was filed in the United States District Court for the Southern District of Texas on July 27, 1999. Both of the lawsuits name the Company as a nominal defendant and seek compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the courts deem proper. On December 1, 2000, the Company moved to dismiss the consolidated derivative suit in Delaware. The same

                             WASTE MANAGEMENT, INC.

day, the Company asked the court in Texas to stay the Texas derivative suit until the Delaware court acts on the motion to dismiss. The Company and plaintiffs in the consolidated Delaware case have reached a settlement of the claims made in that case. The settlement has been submitted to the Delaware Chancery Court, which has issued a scheduling order and approved the mailing of the notice of the proposed settlement to stockholders. The Court has scheduled a hearing for September 2001 to consider whether to approve the settlement. If the Court approves the settlement, the plaintiffs in the Texas action will join with the Company in a motion to dismiss the Texas case. The Company is unable to predict whether the Delaware Chancery Court will approve the settlement; nor can the Company predict the outcome of the litigation if the settlement is not approved.

     A derivative lawsuit was filed on July 3, 2001 in Texas state court against the Company's independent auditor alleging derivative claims on behalf of the Company against the auditor for professional negligence, improper professional conduct and breach of contract in connection with certain services that the auditor performed for the Company. The Company, which is a nominal defendant in the lawsuit, is neutral with respect to the merits of the claims made in the suit. The Company's independent auditor has informed the Company that the complaint will not affect its independence as the Company's auditor. This action is in its early stages and the Company is unable to predict the outcome of the action at this time.

     Two groups of stockholders have filed separate lawsuits in state courts in Texas against the Company and certain of its former officers. The petitions allege that the plaintiffs are substantial shareholders of the Company's common stock who intended to sell their stock in 1999, or otherwise protect against loss, but that the individual defendants made false and misleading statements regarding the Company's prospects that, along with public statements, induced the plaintiffs to retain their stock. Plaintiffs assert that the value of their retained stock declined dramatically. Plaintiffs asserted claims for fraud, negligent misrepresentation, and conspiracy. The cases are in early stages and the extent of damages, if any, cannot yet be determined.

     The Company is engaged in a business that is intrinsically connected with the protection of the environment and for which there is the potential for the unintended or unpermitted discharge of materials into the environment. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2001, there were four proceedings involving Company subsidiaries where the sanctions involved could potentially exceed one hundred thousand dollars. The matters involve allegations that subsidiaries (i) operated a hazardous waste incinerator in such a way that its air emissions exceeded permit limits, (ii) engaged in the importation and disposal of hazardous waste in contravention of applicable federal regulations, (iii) disposed of waste outside of the disposal area designated by the applicable permit, and (iv) violated state department of environmental protection and state department of transportation laws, rules and regulations relating to waste hauling vehicles.

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

     The Company has brought suit against numerous insurance carriers in an action entitled Waste Management, Inc., et al. v. The Admiral Insurance Company, et al., pending in the Superior Court in Hudson County, New Jersey. The Company is seeking (i) a declaratory judgment that past and future environmental liabilities asserted against it or its subsidiaries are covered by its insurance policies and (ii) to recover defense and remediation costs and other damages incurred as a result of the insurance carriers' denial of coverage of environmental liabilities. The defendants have denied liability and are contesting the claims vigorously. Discovery is complete as to 12 of approximately 134 sites, but remaining discovery could go on for years. In

                             WASTE MANAGEMENT, INC.

August 2000, the court denied the insurance carriers' motions for summary judgment with respect to five of the sites where discovery is complete and at the same time granted summary judgment in favor of the Company for defense and indemnity with respect to one of the sites. A trial date has been set for October 2001 with respect to five of the sites where discovery is complete, and the court has ordered the parties to mediate prior to trial. The Company is unable at this time to predict the outcome of this proceeding. No amounts have been recognized in the Company's financial statements for potential recoveries.

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

7. SEGMENT AND RELATED INFORMATION

     The Company's North American solid waste, or "NASW," operations is the Company's principal reportable segment. This segment provides integrated waste management services consisting of collection, transfer, disposal (solid waste landfill, hazardous waste landfill and waste-to-energy facilities), recycling, and other related services to commercial, industrial, municipal and residential customers in North America. The Company's other operating units consist of waste management services in international markets outside of North America and non-solid waste services. These operating units were disclosed separately in the Company's Form 10-K for the year ended December 31, 2000. However, both are aggregated in a single column ("Other") for this reporting presentation. During 2000, the Company sold substantially all of its waste management operations outside of North America and many of its non-solid waste businesses. The remaining waste management operations outside of North America and the remaining non-solid waste businesses are actively being marketed for sale and are classified as held-for-sale as of June 30, 2001 for financial reporting purposes.

                             WASTE MANAGEMENT, INC.

     Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                                            CORPORATE
                                                           NASW    OTHER   FUNCTIONS(A)    TOTAL
                                                          ------   -----   ------------    ------
THREE MONTHS ENDED:
June 30, 2001
  Net operating revenues(b).............................  $2,819   $  96      $  --        $2,915
  EBIT(c), (d), (e), (f)................................     575      14       (148)          441
June 30, 2000
  Net operating revenues(b).............................  $2,912   $ 354      $  --        $3,266
  EBIT(c), (d), (e), (f)................................     599    (130)      (176)          293
SIX MONTHS ENDED:
June 30, 2001
  Net operating revenues(b).............................  $5,462   $ 172      $  --        $5,634
  EBIT(c), (d), (e), (f)................................   1,067      (1)      (281)          785
June 30, 2000
  Net operating revenues(b).............................  $5,622   $ 861      $  --        $6,483
  EBIT(c), (d), (e), (f)................................   1,141     (74)      (449)          618

---------------
(a) Corporate functions include the corporate treasury function, legal function, information technology function, administration of the corporate tax function, the corporate insurance function, management of the closed landfill and related insurance recovery functions, along with other typical administrative functions.

(b) Other operations are net of intersegment revenue with NASW of $13 and $19 for the three and six months ended June 30, 2001 respectively and $12 and $16 for the corresponding periods of 2000. There are no other significant sales between segments.

(c) EBIT is defined as "Earnings Before Interest and Taxes." EBIT is the earnings measurement used by management to evaluate operating performance.

(d) For those items included in the determination of EBIT, the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company's Form 10-K for the year ended December 31, 2000.

(e) There are no material asymmetrical allocations of EBIT versus assets between segments or corporate.

(f) For operations classified as held-for-sale at the beginning of each quarter, the Company suspends depreciation on fixed assets. Had the Company not classified any operations as held-for-sale, depreciation expense would have been greater by $4 and $7 for the three and six months ended June 30, 2001, and $32 and $83 respectively for the corresponding periods of 2000.

                             WASTE MANAGEMENT, INC.

8. OPERATIONS HELD-FOR-SALE

     As of June 30, 2001, the primary components within operations held-for-sale consisted of remaining international operations outside of North America and non-solid waste operations, certain NASW operations and the Company's surplus real estate portfolio. For operations classified as held-for-sale, the Company suspends depreciation and amortization on the underlying assets. The amount of depreciation suspended for the three and six months ended June 30, 2001 for held-for-sale operations was $4 and $7, respectively and $32 and $83 for the corresponding periods of 2000. The remaining international operations outside of North America and non-solid waste operations have been aggregated as a single column "Other" for this reporting presentation.

     Operational information included in the condensed consolidated statements of operations regarding the businesses classified as operations held-for-sale at June 30, 2001, is as follows:

                                                              NASW   OTHER    TOTAL
                                                              ----   -----    -----
SIX MONTHS ENDED:
June 30, 2001
  Operating revenues........................................  $ 2    $168     $170
  EBIT(a), (b)..............................................   (1)     --       (1)
June 30, 2000
  Operating revenues........................................  $ 2    $127     $129
  EBIT(a), (b)..............................................   (1)     (5)      (6)
THREE MONTHS ENDED:
June 30, 2001
  Operating revenues........................................  $ 1    $ 98     $ 99
  EBIT(a), (b)..............................................   --       3        3
June 30, 2000
  Operating revenues........................................  $ 1    $ 79     $ 80
  EBIT(a), (b)..............................................   --      (2)      (2)

---------------
(a) EBIT is defined as "Earnings Before Interest and Taxes." EBIT is the earnings measurement used by management to evaluate operating performance.

(b) For those items included in the determination of EBIT, the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company's Form 10-K for the year ended December 31, 2000.

                             WASTE MANAGEMENT, INC.

     The Company has classified as current operations held-for-sale its remaining international operations outside of North America and non-solid waste operations, and select NASW operations, which management believes will be divested prior to June 30, 2002. The Company has classified its surplus real estate portfolio as non-current operations held-for-sale.

                                                              NASW   OTHER    TOTAL
                                                              ----   -----    -----
As of June 30, 2001:
  Accounts receivable, net..................................  $--    $ 70     $ 70
  Other current assets......................................   15      55       70
  Property and equipment and other non-current assets.......   35      82      117
  Other current liabilities.................................   --     (48)     (48)
  Noncurrent liabilities....................................   (3)    (41)     (44)
  Minority interest.........................................   --       4        4
                                                              ---    ----     ----
       Net operations held-for-sale.........................  $47    $122     $169
                                                              ===    ====     ====
Current assets:
  Operations held-for-sale..................................  $15    $207     $222
Long-term assets:
  Operations held-for-sale (included in other assets).......   35      --       35
Current liabilities:
  Operations held-for-sale..................................   (3)    (85)     (88)
                                                              ---    ----     ----
       Net operations held-for-sale.........................  $47    $122     $169
                                                              ===    ====     ====

     As of December 31, 2000, the primary components within operations held-for-sale consisted of the Company's remaining international operations outside of North America and non-solid waste operations, certain NASW operations and the Company's surplus real estate portfolio.

                                                              NASW   OTHER    TOTAL
                                                              ----   -----    -----
As of December 31, 2000:
  Accounts receivable, net..................................  $--    $  84    $  84
  Other current assets......................................   --       71       71
  Property and equipment and other non-current assets.......   53      123      176
  Other current liabilities.................................   --     (100)    (100)
  Noncurrent liabilities....................................   (3)     (50)     (53)
  Minority interest.........................................   --        2        2
                                                              ---    -----    -----
       Net operations held-for-sale.........................  $50    $ 130    $ 180
                                                              ===    =====    =====
Current assets:
  Operations held-for-sale..................................  $11    $ 278    $ 289
Long-term assets:
  Operations held-for-sale (included in other assets).......   42       --       42
Current liabilities:
  Operations held-for-sale..................................   (3)    (148)    (151)
                                                              ---    -----    -----
       Net operations held-for-sale.........................  $50    $ 130    $ 180
                                                              ===    =====    =====

9. DERIVATIVES AND HEDGING ACTIVITIES

     Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as amended by SFAS No. 137 and 138, was effective for the Company on

                             WASTE MANAGEMENT, INC.

January 1, 2001. These statements establish accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at fair value. These statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The criteria for cash flow and fair value hedges requires that hedging relationships must be designated and documented upon inception. The documentation must include the consideration of the hedged item, the specific risk being hedged, identification of the hedging instrument, the Company's risk management strategy, and how effectiveness will be assessed. The effectiveness assessment must have a historical basis that supports the assertion that the hedge will be effective prospectively. Any ineffectiveness in a hedging relationship is recognized currently in earnings.

     When a termination of a cash flow hedge occurs, the Company continues to include in accumulated other comprehensive income the deferred gain or deferred loss that arose before the date the hedge was terminated only if it is still probable that the forecasted transactions will occur. Prospectively the deferred gain or deferred loss included in accumulated other comprehensive income is amortized into earnings as the forecasted transactions occur. In a termination of a fair value hedge the Company derecognizes any derivative assets or liabilities previously recognized and recognizes a corresponding gain or loss currently in earnings.

     All of the Company's derivatives are utilized to manage specific economic risks and not for speculative purposes. The Company currently engages in waste paper hedges in order to secure margins on certain paper items to be sold from its material recovery facilities. The objective is expected to be achieved by entering into the hedges to mitigate the variability in cash flows from sales of paper products at floating prices, resulting in a fixed price being received from sales of such products. In addition, the Company engages in interest rate swaps in order to maintain an optimal fixed-to-floating rate debt ratio. By managing the fixed-to-floating rate ratio of the existing debt portfolio, the Company is able to take advantage of lower interest rates on floating rate debt while limiting interest rate exposure through the use of fixed rate debt instruments. Also, prior to the issuance of debt instruments, the Company may secure the current market interest rate in order to hedge the exposure of an increase in interest rates.

     The effect of adopting SFAS No. 133 on January 1, 2001 was a gain, net of taxes, for waste paper hedges of $3 and a loss, net of taxes, of $1 for interest rate swaps. The net gain of $2 is reflected as a cumulative effect of change in accounting principle for the six months ended June 30, 2001. In addition, the Company recorded a loss of approximately $1 and a gain of $5 for its hedging activity for the three and six months ended June 30, 2001, respectively. Waste paper swaps had a gain of $1 and $7 for the three and six months ended June 30, 2001 which is included as an offset to operating costs and expenses. Interest rate swaps had a loss of $2 for the three and six months ended June 30, 2001 which is included as an offset to interest expense.

     In addition, the Company recorded a deferred gain of $2 and $12 related to its waste paper swaps for the three and six months ended June 30, 2001, respectively, which is included in accumulated other comprehensive income. Further, the estimated net amount of the existing gains for waste paper hedge transactions, which are included in accumulated other comprehensive income as of June 30, 2001, expected to be reclassified into earnings within the next 12 months is approximately $7. The Company's current waste paper swaps have an average hedge exposure of approximately two years with the maximum exposure to the variability of market prices of seven years. Also included in accumulated other comprehensive income is a deferred loss of $5 for the three and six months ended June 30, 2001 related to a financing transaction entered into by the Company in January to secure the then current market interest rate in anticipation of its February issuance of $600 of 7 3/8% senior unsecured notes due August 1, 2010. Approximately $1 of this deferred loss, which is included in accumulated other comprehensive income, is expected to be reclassified into interest expense over the next 12 months.

                             WASTE MANAGEMENT, INC.

10. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     WM Holdings ("Guarantor"), which is 100% owned by Waste Management, Inc. ("Parent"), has fully and unconditionally guaranteed all of the senior indebtedness of the Parent, as well as the Parent's 4% convertible subordinated notes due 2002. The Parent has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, as well as WM Holdings' 5.75% convertible subordinated debentures due 2005. However, none of the Company's nor WM Holdings' debt is guaranteed by any of the Parent's indirect subsidiaries or WM Holdings' subsidiaries ("Non-Guarantors"). Accordingly, the following unaudited condensed consolidating balance sheet as of June 30, 2001 and the condensed consolidated balance sheet as of December 31, 2000, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, along with the related unaudited statements of cash flows for the six months ended June 30, 2001 and 2000, have been provided below.

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                 JUNE 30, 2001
                                  (UNAUDITED)

                                                PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                                ------   ---------   --------------   ------------   -------------
                    ASSETS

Current assets:
  Cash and cash equivalents...................  $   65    $    6        $   325         $    --         $   396
  Other current assets........................      --        --          2,311              --           2,311
                                                ------    ------        -------         -------         -------
                                                    65         6          2,636              --           2,707
Property and equipment, net...................      --        --         10,028              --          10,028
Intercompany and investment in subsidiaries...   9,557     5,216         (9,504)         (5,269)             --
Other assets..................................      12         6          5,956              --           5,974
                                                ------    ------        -------         -------         -------
         Total assets.........................  $9,634    $5,228        $ 9,116         $(5,269)        $18,709
                                                ======    ======        =======         =======         =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt........  $  597    $   --        $    93         $    --         $   690
  Accounts payable and other accrued
    liabilities...............................      87       101          2,315              --           2,503
                                                ------    ------        -------         -------         -------
                                                   684       101          2,408              --           3,193
  Long-term debt, less current maturities.....   3,759     2,515          1,397              --           7,671
  Other liabilities...........................      --        --          2,637              --           2,637
                                                ------    ------        -------         -------         -------
         Total liabilities....................   4,443     2,616          6,442              --          13,501
  Minority interest in subsidiaries...........      --        --             17              --              17
  Stockholders' equity........................   5,191     2,612          2,657          (5,269)          5,191
                                                ------    ------        -------         -------         -------
         Total liabilities and stockholders'
           equity.............................  $9,634    $5,228        $ 9,116         $(5,269)        $18,709
                                                ======    ======        =======         =======         =======

                               DECEMBER 31, 2000

                                                PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                                ------   ---------   --------------   ------------   -------------
                    ASSETS
Current assets:
  Cash and cash equivalents...................  $   72    $   14        $     8         $    --         $    94
  Other current assets........................      --        --          2,363              --           2,363
                                                ------    ------        -------         -------         -------
                                                    72        14          2,371              --           2,457
Property and equipment, net...................      --        --         10,126              --          10,126
Intercompany and investment in subsidiaries...   8,893     5,210         (9,716)         (4,387)             --
Other assets..................................       6         7          5,969              --           5,982
                                                ------    ------        -------         -------         -------
         Total assets.........................  $8,971    $5,231        $ 8,750         $(4,387)        $18,565
                                                ======    ======        =======         =======         =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt........  $   --    $   --        $   113         $    --         $   113
  Accounts payable and other accrued
    liabilities...............................      93       114          2,617              --           2,824
                                                ------    ------        -------         -------         -------
                                                    93       114          2,730              --           2,937
  Long-term debt, less current maturities.....   4,077     2,916          1,379              --           8,372
  Other liabilities...........................      --        --          2,440              --           2,440
                                                ------    ------        -------         -------         -------
         Total liabilities....................   4,170     3,030          6,549              --          13,749
  Minority interest in subsidiaries...........      --        --             15              --              15
  Stockholders' equity........................   4,801     2,201          2,186          (4,387)          4,801
                                                ------    ------        -------         -------         -------
         Total liabilities and stockholders'
           equity.............................  $8,971    $5,231        $ 8,750         $(4,387)        $18,565
                                                ======    ======        =======         =======         =======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)

                                          PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                          ------   ---------   --------------   ------------   -------------
Operating revenues......................  $  --      $ --          $2,915          $  --          $2,915
Costs and expenses......................     --        --           2,474             --           2,474
                                          -----      ----          ------          -----          ------
Income from operations..................     --        --             441             --             441
                                          -----      ----          ------          -----          ------
Other income (expense):
  Interest income (expense), net........    (78)      (47)            (12)            --            (137)
  Equity in subsidiaries, net of
     taxes..............................    240       269              --           (509)             --
  Minority interest.....................     --        --              (2)            --              (2)
  Other, net............................     --        --               2             --               2
                                          -----      ----          ------          -----          ------
                                            162       222             (12)          (509)           (137)
                                          -----      ----          ------          -----          ------
Income before income taxes..............    162       222             429           (509)            304
Provision for (benefit from) income
  taxes.................................    (29)      (18)            160             --             113
                                          -----      ----          ------          -----          ------
Net income..............................  $ 191      $240          $  269          $(509)         $  191
                                          =====      ====          ======          =====          ======

                        THREE MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

                                          PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                          ------   ---------   --------------   ------------   -------------
Operating revenues......................  $  --      $ --          $3,266          $  --          $3,266
Costs and expenses......................     --        --           2,973             --           2,973
                                          -----      ----          ------          -----          ------
Income from operations..................     --        --             293             --             293
                                          -----      ----          ------          -----          ------
Other income (expense):
  Interest income (expense), net........   (120)      (59)            (16)            --            (195)
  Equity in subsidiaries, net of
     taxes..............................     75       112              --           (187)             --
  Minority interest.....................     --        --              (6)            --              (6)
  Other, net............................     --        --              13             --              13
                                          -----      ----          ------          -----          ------
                                            (45)       53              (9)          (187)           (188)
                                          -----      ----          ------          -----          ------
Income (loss) before income taxes.......    (45)       53             284           (187)            105
Provision for (benefit from) income
  taxes.................................    (45)      (22)            172             --             105
                                          -----      ----          ------          -----          ------
Net income..............................  $  --      $ 75          $  112          $(187)         $   --
                                          =====      ====          ======          =====          ======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)

                                          PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                          ------   ---------   --------------   ------------   -------------
Operating revenues......................  $  --      $ --          $5,634          $  --          $5,634
Costs and expenses......................     --        --           4,849             --           4,849
                                          -----      ----          ------          -----          ------
Income from operations..................     --        --             785             --             785
                                          -----      ----          ------          -----          ------
Other income (expense):
  Interest income (expense), net........   (158)      (97)            (19)            --            (274)
  Equity in subsidiaries, net of
     taxes..............................    414       475              --           (889)             --
  Minority interest.....................     --        --              (3)            --              (3)
  Other, net............................     --        --               8             --               8
                                          -----      ----          ------          -----          ------
                                            256       378             (14)          (889)           (269)
                                          -----      ----          ------          -----          ------
Income before income taxes..............    256       378             771           (889)            516
Provision for (benefit from) income
taxes...................................    (59)      (36)            297             --             202
                                          -----      ----          ------          -----          ------
Income before extraordinary item and
  cumulative effect of change in
  accounting principle..................    315       414             474           (889)            314
Extraordinary item......................     --        --              (1)            --              (1)
Cumulative effect of change in
accounting
  principle.............................     --        --               2             --               2
                                          -----      ----          ------          -----          ------
Net income..............................  $ 315      $414          $  475          $(889)         $  315
                                          =====      ====          ======          =====          ======

                         SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

                                          PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                          ------   ---------   --------------   ------------   -------------
Operating revenues......................  $  --      $  --         $6,483          $  --          $6,483
Costs and expenses......................     --         --          5,865             --           5,865
                                          -----      -----         ------          -----          ------
Income from operations..................     --         --            618             --             618
                                          -----      -----         ------          -----          ------
Other income (expense):
  Interest income (expense), net........   (246)      (121)           (29)            --            (396)
  Equity in subsidiaries, net of
     taxes..............................    209        285             --           (494)             --
  Minority interest.....................     --         --            (12)            --             (12)
  Other, net............................     --         --             15             --              15
                                          -----      -----         ------          -----          ------
                                            (37)       164            (26)          (494)           (393)
                                          -----      -----         ------          -----          ------
Income (loss) before income taxes.......    (37)       164            592           (494)            225
Provision for (benefit from) income
taxes...................................    (92)       (45)           307             --             170
                                          -----      -----         ------          -----          ------
Net income..............................  $  55      $ 209         $  285          $(494)         $   55
                                          =====      =====         ======          =====          ======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)

                                                          PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                                          ------   ---------   --------------   ------------   -------------
Cash flows from operating activities:
  Net income............................................  $ 315      $ 414        $   475          $(889)         $   315
  Equity in earnings of subsidiaries, net of taxes......   (414)      (475)            --            889               --
  Other adjustments and charges.........................     26          2            523             --              551
                                                          -----      -----        -------          -----          -------
Net cash provided by (used in) operating activities.....    (73)       (59)           998             --              866
                                                          -----      -----        -------          -----          -------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired......     --         --            (65)            --              (65)
  Capital expenditures..................................     --         --           (474)            --             (474)
  Proceeds from divestitures of businesses, net of cash
    divested, and other sales of assets.................     --         --             26             --               26
  Other.................................................     --         --             64             --               64
                                                          -----      -----        -------          -----          -------
Net cash used in investing activities...................     --         --           (449)            --             (449)
                                                          -----      -----        -------          -----          -------
Cash flows from financing activities:
  New borrowings........................................    594         --            359             --              953
  Debt repayments.......................................   (320)      (400)          (366)            --           (1,086)
  Exercise of common stock options and warrants.........     38         --             --             --               38
  Other.................................................     --         --            (19)            --              (19)
  (Increase) decrease in intercompany and investments,
    net.................................................   (246)       451           (205)            --               --
                                                          -----      -----        -------          -----          -------
Net cash provided by financing activities...............     66         51           (231)            --             (114)
                                                          -----      -----        -------          -----          -------
Effect of exchange rate changes on cash and cash
  equivalents...........................................     --         --             (1)            --               (1)
                                                          -----      -----        -------          -----          -------
Increase (decrease) in cash and cash equivalents........     (7)        (8)           317             --              302
Cash and cash equivalents at beginning of period........     72         14              8             --               94
                                                          -----      -----        -------          -----          -------
Cash and cash equivalents at end of period..............  $  65      $   6        $   325          $  --          $   396
                                                          =====      =====        =======          =====          =======

                         SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

                                                          PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                                          ------   ---------   --------------   ------------   -------------
Cash flows from operating activities:
  Net income............................................  $  55      $ 209        $   285          $(494)         $    55
  Equity in earnings of subsidiaries, net of taxes......   (209)      (285)            --            494               --
  Other adjustments and changes.........................     30         (2)         1,019             --            1,047
                                                          -----      -----        -------          -----          -------
Net cash provided by (used in) operating activities.....   (124)       (78)         1,304             --            1,102
                                                          -----      -----        -------          -----          -------
Cash flows from investing activities:
  Short-term investments................................     --         --             54             --               54
  Acquisitions of businesses, net of cash acquired......     --         --           (169)            --             (169)
  Capital expenditures..................................     --         --           (564)            --             (564)
  Proceeds from divestitures of businesses, net of cash
    divested, and other sales of assets.................     --         --          1,083             --            1,083
  Other.................................................     --         --            (18)            --              (18)
                                                          -----      -----        -------          -----          -------
Net cash provided by investing activities...............     --         --            386             --              386
                                                          -----      -----        -------          -----          -------
Cash flows from financing activities:
  New borrowings........................................     40         --             34             --               74
  Debt repayments.......................................   (777)      (594)          (266)            --           (1,637)
  Exercise of common stock options and warrants.........      1         --             --             --                1
  (Increase) decrease in amounts due to and from
    subsidiaries, net...................................    884        665         (1,549)            --               --
                                                          -----      -----        -------          -----          -------
  Net cash provided by (used in) financing activities...    148         71         (1,781)            --           (1,562)
                                                          -----      -----        -------          -----          -------
  Effect of exchange rate changes on cash and cash
    equivalents.........................................     --         --             (4)            --               (4)
                                                          -----      -----        -------          -----          -------
  Increase (decrease) in cash and cash equivalents......     24         (7)           (95)            --              (78)
  Cash and cash equivalents at beginning of period......     34          4            143             --              181
                                                          -----      -----        -------          -----          -------
  Cash and cash equivalents at end of period............  $  58      $  (3)       $    48          $  --          $   103
                                                          =====      =====        =======          =====          =======

                             WASTE MANAGEMENT, INC.

11. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 Accounting for Business Combinations("SFAS No. 141") and Statement of Financial Accounting Standards No. 142 Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill which arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the continuation of the amortization of goodwill and all intangible assets through December 31, 2001, but amortization of existing goodwill will cease on January 1, 2002. Entities must use their current goodwill impairment approach through December 31, 2001, and begin to apply the new impairment approach on January 1, 2002. The Company has six months from the date it initially applies SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill should be tested for impairment annually and impairment losses should be presented in the operating section of the income statement unless they are associated with a discontinued operation. In those cases, any impairment losses will be included, net of tax, within the results of discontinued operations.

     During the first half of 2001, all of the Company's business combinations were accounted for by using the purchase method. The Company will continue to use the purchase method of accounting for its business combinations in accordance with its adoption of SFAS No. 141. Management is currently assessing the impact that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements. See Management's Discussion and Analysis -- New Accounting Pronouncements.

     During the third quarter of 2001, the Financial Accounting Standards Board voted unanimously to issue SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143, is effective for the Company beginning January 1, 2003. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion below and elsewhere in this Form 10-Q includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. When we use words like "may," "should," "could," "will," "believe," "expect," "anticipate," "estimate," "project," "plan," "goal," "target," or "outlook," or references to future time periods, strategies, designs, objectives, schedules, projections, or intentions, desires, beliefs or feelings, their opposites and other similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to future events and anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. You should view such statements with caution. These statements are not guarantees of future performance or events. All phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true.

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

     - possible defaults under our credit agreements if we are not able to satisfy certain financial ratios and covenants, and the possibility that we can not obtain additional capital on acceptable terms if needed;

     - possible diversions of management's attention and increases in operating expenses due to efforts by labor unions to organize our employees;

     - possible increases in operating expenses due to fuel price increases or fuel supply shortages;

     - the effects of general economic conditions;

     - the ability of insurers to timely meet their contractual commitments; and

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

     During 2000, we divested nearly all of our operations outside of North America. Our international operations outside of North America consisted of the collection and transportation of solid, hazardous and medical wastes and recyclable materials and the treatment and disposal of recyclable materials. Also included were the operation of solid and hazardous waste landfills, municipal and hazardous waste incinerators, water and waste-water treatment facilities, hazardous waste treatment facilities, waste-fuel powered independent power facilities, and the construction of treatment or disposal facilities for third parties. Although substantially all of the international operations outside of North America were divested in 2000 pursuant to our 1999 strategic plan, we still have certain overseas interests which are currently being marketed for sale and are classified as held-for-sale operations in the financial statements.

     The Company also divested most of its non-solid waste operations in 2000, which include all hazardous waste management and other North American non-solid waste services (except for hazardous waste landfills, which are included in NASW operations). The Company's hazardous waste management services included the collection, transfer and treatment of hazardous waste. The Company's low-level and other radioactive waste services generally consisted of disposal, processing and various other special services related to these types of waste. Additionally, the Company provided hazardous, radioactive and mixed waste program and facilities management services. The Company's remaining non-solid waste operations consist of a geosynthetic manufacturing and installation service, which generally involves the making and installing of landfill liners and independent power projects, which include the operation and, in some cases, the ownership of independent power projects that either cogenerate electricity and thermal energy or generate electricity alone for sale to customers, including public utilities and industrial customers. The Company's geosynthetic manufacturing and installation service and independent power project operations are currently being marketed for sale and the Company has classified them as held-for-sale operations in its financial statements.

  Major Initiatives

     In the past, our primary growth strategy was to purchase revenue through acquisitions. However, we are now working on becoming a company of operational excellence by focusing on (i) providing excellent customer service, (ii) improving the way we operate, (iii) increasing cash flow and (iv) generating higher profit margins. To that end, we established four major company-wide initiatives for 2001 which are as follows:

     - converting our existing financial systems to PeopleSoft enterprise financial systems;

     - implementing a procurement strategy;

     - conducting in-depth studies of our markets to determine the dynamics of different markets, the way we serve those markets and the most profitable way to operate in these markets; and

     - implementing a strategy to improve customer focus and the way we service our customers.

     We are progressing with these initiatives in accordance with the timelines that we had established for the Company.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     The following table presents, for the periods indicated, the period to period change in dollars (in millions) and percentages for the respective condensed consolidated statements of operations line items.

                                                 PERIOD TO PERIOD
                                                  CHANGE FOR THE       PERIOD TO PERIOD
                                                   THREE MONTHS         CHANGE FOR THE
                                                       ENDED           SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                   2001 AND 2000         2001 AND 2000
                                                 -----------------     -----------------
STATEMENT OF OPERATIONS:
Operating revenues.............................  $(351)     (10.7)%    $  (849)    (13.1)%
                                                 -----                 -------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below).................   (217)     (11.1)        (527)    (13.5)
  General and administrative...................    (47)     (10.6)        (152)    (16.2)
  Depreciation and amortization................    (21)      (5.8)         (36)     (5.1)
  Asset impairments and unusual items..........   (214)     (98.6)        (301)    (97.4)
                                                 -----                 -------
                                                  (499)     (16.8)      (1,016)    (17.3)
                                                 -----                 -------
Income from operations.........................    148       50.5          167      27.0
                                                 -----                 -------
Other income (expense):
  Interest expense.............................     54       26.9          110      26.8
  Interest and other income, net...............     (7)     (36.8)           5      16.7
  Minority interest............................      4       66.7            9      75.0
                                                 -----                 -------
                                                    51       27.1          124      31.6
                                                 -----                 -------
Income before income taxes.....................    199      189.5          291     129.3
Provision for income taxes.....................      8        7.6           32      18.8
                                                 -----                 -------
Income before extraordinary item and cumulative
  effect of change in accounting principle.....    191                     259
Extraordinary loss.............................     --                      (1)
Cumulative effect of change in accounting
  principle....................................     --                       2
                                                 -----                 -------
Net income.....................................  $ 191                 $   260
                                                 =====                 =======

     The following table presents, for the periods indicated, the percentage relationship that the respective condensed consolidated statements of operations line items bear to operating revenues:

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                                ------------------      ----------------
                                                 2001        2000       2001       2000
                                                ------      ------      -----      -----
STATEMENT OF OPERATIONS:
Operating revenues............................  100.0%      100.0%      100.0%     100.0%
                                                -----       -----       -----      -----
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below)................   59.4        59.7        60.0       60.2
  General and administrative..................   13.7        13.6        14.0       14.5
  Depreciation and amortization...............   11.7        11.1        12.0       11.0
  Asset impairments and unusual items.........    0.1         6.6         0.1        4.8
                                                -----       -----       -----      -----
                                                 84.9        91.0        86.1       90.5
                                                -----       -----       -----      -----
Income from operations........................   15.1         9.0        13.9        9.5
                                                -----       -----       -----      -----
Other income (expense):
  Interest expense............................   (5.0)       (6.2)       (5.3)      (6.3)
  Interest and other income, net..............    0.4         0.6         0.6        0.5
  Minority interest...........................   (0.1)       (0.2)         --       (0.2)
                                                -----       -----       -----      -----
                                                 (4.7)       (5.8)       (4.7)      (6.0)
                                                -----       -----       -----      -----
Income before income taxes....................   10.4         3.2         9.2        3.5
Provision for income taxes....................    3.8         3.2         3.6        2.6
                                                -----       -----       -----      -----
Income before extraordinary item and
  cumulative effect of change in accounting
  principle...................................    6.6          --         5.6        0.9
Extraordinary loss............................     --          --          --         --
Cumulative effect of change in accounting
  principle...................................     --          --          --         --
                                                -----       -----       -----      -----
Net income....................................    6.6%         --%        5.6%       0.9%
                                                =====       =====       =====      =====

  Operating Revenues

     Operating revenues by reportable segment (in millions):

  OPERATING REVENUES FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                           (OPERATING REVENUES CHART)

                                         THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                        ENDED JUNE 30,   ENDED JUNE 30,   ENDED JUNE 30,   ENDED JUNE 30,
                                             2001             2000             2001             2000
                                        --------------   --------------   --------------   --------------
NASW..................................      $2,819           $2,912           $5,462          $ 5,622
Other.................................      $   96           $  354           $  172          $   861
          Total.......................      $2,915           $3,266           $5,634          $ 6,483

     For the three and six months ended June 30, 2001, the Company's operating revenues decreased $351 million, or 10.7% and $849 million or 13.1%, respectively, as compared to the corresponding 2000 period. The decrease in the Company's operating revenues is primarily due to the divestiture of substantially all of the Company's international operations outside of North America, the Company's non-solid waste businesses, which are aggregated as "Other" in the table above, and certain non-integrated NASW operations. These divestitures were part of the Company's strategic plan to focus on internal growth and NASW operations.

     NASW operating revenue mix (in millions):

  OPERATING REVENUES FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                           (OPERATING REVENUES CHART)

                                         THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                        ENDED JUNE 30,   ENDED JUNE 30,   ENDED JUNE 30,   ENDED JUNE 30,
                                             2001             2000             2001             2000
                                        --------------   --------------   --------------   --------------
Collection............................      $1,925           $1,964           $3,779          $ 3,826
Disposal..............................      $  882           $  870           $1,661          $ 1,674
Transfer..............................      $  384           $  371           $  712          $   693
Recycling and other...................      $  154           $  248           $  301          $   452
Intercompany..........................      $ (526)          $ (541)          $ (991)         $(1,023)
          Total.......................      $2,819           $2,912           $5,462          $ 5,622

     For the three and six months ended June 30, 2001, NASW operating revenues decreased as compared to the corresponding prior year periods by $93 million or 3.2% and $160 million or 2.8%, respectively. For both periods, the primary reason for the decrease is the divestitures of non-integrated NASW operations during 2000 and, to a lesser extent, in 2001, offset slightly by the acquisition of certain NASW operations in 2001 and the full period effect of such acquisitions in 2000. The Company experienced negative internal growth of 1.3% and 1.0% for the three and six months ended June 30, 2001, respectively. Internal revenue growth was negatively impacted by an overall price decrease in the recyclable materials markets of 2.0% and 1.6% for the three and six months ended June 30, 2001. However, partially offsetting the decline in commodity prices were price increases of 1.5% for both the three and six months ended June 30, 2001. The negative volume of 0.8% and 0.9% for NASW operations for the three and six months ended June 30, 2001 is primarily attributable to an overall slowing of the economy in certain geographic areas of North America, the Company's culling of unprofitable accounts, and the impact of the Company's change in policy regarding third party waste brokers requiring them to sign standardized service agreements that provide for timely payments for services rendered.

  Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

     Operating costs and expenses decreased $217 million or 11.1% and $527 million or 13.5% for the three and six months ended June 30, 2001 as compared to the prior year periods. As a percentage of operating revenues, operating costs and expenses were 59.4% and 60.0% for the three and six months ended June 30, 2001, respectively, and 59.7% and 60.2% for the corresponding prior year periods. The decrease in operating costs and expenses is substantially attributable to the divestiture during 2000 of the Company's international operations outside of North America, the Company's non-solid waste businesses and non-integrated NASW operations discussed above. In addition, operating costs and expenses decreased for the second quarter of 2001 compared to the corresponding prior year due to a decrease in repairs and maintenance costs as a result of increased emphasis on preventative maintenance.

  General and Administrative

     General and administrative expenses decreased $47 million or 10.6% and $152 million or 16.2% for the three and six months ended June 30, 2001 as compared to the prior year periods. Significantly contributing to the overall decrease in general and administrative costs was the impact of the divestitures that the Company completed throughout 2000. As a percentage of operating revenues, general and administrative expenses were 13.7% and 14.0% for the three and six months ended June 30, 2001, respectively, and 13.6% and 14.5% for the corresponding prior year periods. The decrease for the six months ended June 30, 2001 compared to the corresponding prior year period is attributable to significant costs that were incurred in the first half of 2000 for professional accounting and consulting services for accounting and process improvement initiatives that began as part of the Company's 1999 accounting review. These costs were not incurred in 2001, as the Company was able to stabilize its accounting systems and complete its process improvement initiatives in the second half of 2000. In addition, the Company experienced a decline in its provision for bad debts from $21 million for the six months ended June 30, 2000 to $5 million for the six months ended June 30, 2001 due to the Company's overall improved collection efforts and assessments of required reserves for uncollectible accounts, using a specific review process. Offsetting these improvements, the Company experienced increased general and administrative expenses for the three and six months ended June 30, 2001 compared to the corresponding prior year period due to an increase in permanent staffing at the corporate office.

  Depreciation and Amortization

     Depreciation and amortization expenses decreased $21 million or 5.8% and $36 million or 5.1% for the three and six months ended June 30, 2001 as compared to the prior year periods. This decrease in depreciation and amortization expense is attributable to the amortization expense of goodwill on operations that were divested throughout 2000, more cost-effective use of the Company's landfill assets and a temporary increase of fully depreciated trucks and other equipment associated with delays in receiving new equipment. As a percentage of operating revenues, depreciation and amortization expense was 11.7% and 12.0% for the three and six months ended June 30, 2001, respectively, and 11.1% and 11.0% for the corresponding prior year periods. The increase in depreciation and amortization expense as a percentage of operating revenues is substantially attributable to fixed asset depreciation that was suspended on operations classified as held-for-sale. The amount of depreciation suspended for operations classified as held-for-sale was $4 million or 0.1% of operating revenues and $7 million or 0.1% of operating revenues for the three and six months ended June 30, 2001. For the three and six months ended June 30, 2000, the amount of depreciation suspended for operations classified as held-for-sale was $32 million or 1.0% of operating revenues and $83 million or 1.3% of operating revenues, respectively. Offsetting this impact of suspended depreciation due to assets held for sale is the impact of more cost-effective use of the Company's landfill assets and a temporary increase of fully depreciated trucks and other equipment associated with delays in receiving new equipment.

  Asset Impairments and Unusual Items

     For the three and six months ended June 30, 2001, asset impairments and unusual items of $3 million and $8 million, respectively, were primarily attributable to the Company's divestiture activities, offset in part by reversals of loss contract reserves that were determined to be in excess of current requirements and other unusual items.

     The Company completed the settlement of its obligations under the qualified defined benefit plan for all eligible non-union domestic employees of Waste Management Holdings, Inc. ("WM Holdings") in the first quarter of 2001. This plan was terminated as of October 31, 1999 in connection with the merger between the Company and WM Holdings (the "WM Holdings Merger") in July 1998. Costs related to the termination of this plan resulted in a non-cash charge to asset impairments and unusual items of approximately $14 million and $92 million for the three and six months ended June 30, 2000.

     The Company recorded a charge to asset impairments and unusual items of approximately $125 million and $114 million for the three and six months ended June 30, 2000 related to net gains and losses on operations divested during the respective periods. Additionally, the Company recorded charges to asset impairments and unusual items of approximately $78 million and $102 million for the three and six months ended June 30, 2000, respectively, for operations held-for-sale that had a carrying value greater than management's best estimate of anticipated proceeds.

  Interest (Expense) Income

     The decrease in interest expense for the three and six months ended June 30, 2001, as compared to the corresponding periods of 2000, is primarily due to the net debt reduction throughout 2000 and 2001 from proceeds related to the Company's divestiture program and cash flow from operations. The increase in interest income in 2001, as compared to 2000, is primarily due to temporarily investing the proceeds from the Company's February 2001 issuance of $600 million of senior unsecured notes as well as available cash resulting from delays in capital expenditures. Such proceeds were used to repay senior notes which matured during the second quarter of 2001.

  Provision for Income Taxes

     The Company recorded a provision for income taxes of $113 million and $202 million for the three and six months ended June 30, 2001, respectively and $105 million and $170 million for the corresponding periods of 2000. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2001 and 2000 is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and non-deductible costs associated with the impairment and divestiture of certain businesses. Additionally, in the second quarter of 2001, the Company recorded a net tax benefit of $12 million. Scheduled Canadian federal and provincial tax rate reductions resulted in a benefit of $42 million, which was offset in part by an expense of $30 million related to the Company's plan to repatriate certain Canadian capital and earnings previously deemed permanently invested in Canada.

  Extraordinary Loss

     In March 2001, the Company, working with local governmental authorities, refinanced $339 million of fixed-rate tax-exempt bonds maturing through 2008 with $326 million of variable-rate tax-exempt bonds maturing through 2011 and $17 million of fixed-rate bonds maturing through 2001. The Company recorded a net extraordinary loss of $1 million in the first quarter of 2001 for the remaining unamortized premium and issuance costs related to the retired debt.

  Cumulative Effect of Change in Accounting Principle

     Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") became effective for the Company as of January 1, 2001. Adoption of SFAS No. 133 resulted in a gain, net of tax, of approximately $2 million in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in an industry that requires a high level of capital investment. The Company's capital requirements primarily stem from (i) its working capital needs for its ongoing operations, (ii) capital expenditures for construction and expansion of its landfill sites, as well as new trucks and equipment for its collection operations, (iii) refurbishments and improvements at its waste-to-energy facilities and (iv) business acquisitions. The Company's strategy is to meet these capital needs first from internally generated funds. Historically, the Company has also obtained financing from various financing sources available at the time, including the incurrence of debt and the issuance of its common stock. The Company believes that its current cash flows from operations and its level of credit capacity is sufficient to meet its ongoing operating requirements.

     The following is a summary of the Company's cash flows statements for the six months ended June 30, 2001 and 2000 (in millions):

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                                    ----------------
                                                    2001      2000
                                                    -----    -------
Operating activities..............................  $ 866    $ 1,102
Investing activities..............................   (449)       386
Financing activities..............................   (114)    (1,562)

     For the six months ended June 30, 2001, the Company generated cash flows from operations of approximately $866 million. Favorably impacting the Company's cash flows from operations was an improvement in the Company's days sales outstanding from approximately 50 days at December 31, 2000 to approximately 47 days at June 30, 2001. The Company used $449 million for its investing activities during the six months ended June 30, 2001. Included in the Company's investing activities for this period were capital expenditures of $474 million and acquisitions of solid waste businesses of $65 million offset by proceeds from sales of assets and other investing activities of $90 million. Capital expenditures for the first half of 2001 were lower than the Company's budgeted amounts for the period as well as lower than the corresponding period in 2000. The Company, however, still expects to meet its full year 2001 budgeted allocation for capital expenditures of approximately $1.4 billion. In addition, the Company used $114 million for financing activities which is primarily comprised of $133 million of net debt reductions offset by proceeds from exercises of common stock options and warrants and other financing activities.

     For the six months ended June 30, 2000, cash used to acquire businesses of $169 million, capital expenditures of $564 million and net debt reductions of approximately $1,563 million were primarily financed with cash flows from operating activities of $1,102 million and proceeds from the sale of assets of $1,083 million. Favorably impacting cash flows from operations for the six months ended June 30, 2000 was a tax refund of approximately $200 million and improvements in the Company's accounts receivable average days sales outstanding.

     The following summary of free cash flows has been prepared to highlight and facilitate understanding of the primary cash flow elements. It is not intended to replace the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, which were prepared in accordance with generally accepted accounting principles. Adjusted free cash flow in the table below, which is not a measure of financial performance in accordance with generally accepted accounting principles, is defined as cash flows from operations less capital expenditures and then adjusted for certain cash flow activity that the Company considers as unusual for the respective periods.

     The analysis of free cash flows for the six months ended June 30, 2001 and 2000 is as follows (in millions):

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2001        2000
                                                              ------      ------
EBITDA(a)...................................................  $1,469      $1,639
Interest paid...............................................    (312)       (411)
Taxes paid..................................................     (19)        (73)
Change in assets and liabilities, net of effects of
  acquisitions and divestitures, and other..................    (272)        (53)
                                                              ------      ------
Net cash provided by operating activities...................     866       1,102
Capital expenditures........................................    (474)       (564)
                                                              ------      ------
Free cash flow..............................................     392         538
Adjustments:
     Tax refund.............................................      --        (199)
     Payments for terminating the WM Holdings' defined
       benefit pension plan.................................      13           8
     Accounting and consulting services.....................      64         135
     Litigation settlements.................................      38          29
     Reimbursement for late allocation of employee stock
       purchase plan shares.................................      --           8
     Other..................................................      (1)         19
                                                              ------      ------
Adjusted free cash flow.....................................  $  506      $  538
                                                              ======      ======

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

     In February 2001, the Company issued $600 of 7 3/8% senior unsecured notes due August 1, 2010. Interest is payable semi-annually on February 1 and August
1. The net proceeds from the offering of the notes were approximately $593 million, after deducting discounts to the underwriters and expenses. The Company used the net proceeds from this offering, together with cash from operations, to repay $600 million of senior notes which matured during the second quarter of 2001.

     In March 2001, the Company, working with local governmental authorities, refinanced $339 million of fixed-rate tax-exempt bonds maturing through 2008 with $326 million of variable-rate tax-exempt bonds maturing through 2011 and $17 of fixed-rate bonds maturing through 2001. The new borrowings include $4 million of related financing costs. The Company recorded a net extraordinary loss of $1 million in the first quarter of 2001 for the remaining unamortized premium and issuance costs related to the retired debt.

     On June 29, 2001, the Company replaced its prior bank credit facilities with a $750 million syndicated line of credit (the "Line of Credit") and a $1,750 million syndicated revolving credit facility (the "Revolver"). The Line of Credit requires annual renewal by the lender and provides for a one-year term option at the Company's request while the Revolver matures in June 2006. At June 30, 2001 and August 3,

2001, the Company has unused and available credit capacity under its bank credit facilities of approximately $1.0 billion and $737 million, respectively.

     On July 17, 1998, the Company issued $600 million of 6 1/8% mandatorily tendered senior notes, due July 15, 2011. The notes were subject to certain mandatory tender features as described in the indenture, which allowed the Company to purchase all of the outstanding notes on July 15, 2001. The Company used available cash on hand along with funds from the Company's Line of Credit to purchase the notes in July 2001. The Company expects to repay during the remainder of 2001 the amounts borrowed from its Line of Credit for this transaction. Accordingly, the $600 million of 6 1/8% senior notes have been classified as current at June 30, 2001. The Company expects to record an extraordinary loss of approximately $1 million for the early extinguishment of its $600 million of 6 1/8% manditorily tendered senior notes during the third quarter of 2001.

     The Company's $535 million of 4% convertible subordinated notes are due on February 1, 2002. The Company intends to refinance this amount with other long-term financing. However, the Company has the intent and ability to utilize its Line of Credit and/or Revolver to refinance these borrowings in the event other long-term financing is not available. Therefore, the Company has classified these borrowings as long-term at June 30, 2001.

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

     The Company believes that inflation has not had, and is not expected to have in the near future, any material adverse effect on the results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 Accounting for Business Combinations("SFAS No. 141") and Statement of Financial Accounting Standards No. 142 Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill which arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the continuation of the amortization of goodwill and all intangible assets through December 31, 2001, but amortization of existing goodwill will cease on January 1, 2002. Entities must use their current goodwill impairment approach through December 31, 2001, and begin to apply the new impairment approach on January 1, 2002. The Company has six months from the date it initially applies SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill should be tested for impairment annually and impairment losses should be presented in the operating section of the income statement unless they are associated with a discontinued operation. In those cases, any impairment losses will be included, net of tax, within the results of discontinued operations.

     During the first half of 2001, all of the Company's business combinations were accounted for by using the purchase method. The Company will continue to use the purchase method of accounting for its business combinations in accordance with its adoption of SFAS No. 141. Management is currently assessing the impact that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements. However, the Company has recalculated its basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000 without the impact of goodwill amortization, as follows:

                                                       THREE MONTHS       SIX MONTHS
                                                          ENDED             ENDED
                                                         JUNE 30,          JUNE 30,
                                                      --------------    --------------
                                                      2001     2000     2001     2000
                                                      -----    -----    -----    -----
Reported net income.................................  $ 191    $  --    $ 315    $  55
Add back: goodwill amortization, net of taxes.......     31       36       62       74
                                                      -----    -----    -----    -----
Adjusted net income.................................  $ 222    $  36    $ 377    $ 129
                                                      =====    =====    =====    =====
BASIC EARNINGS PER COMMON SHARE:
Reported net income.................................  $0.31    $  --    $0.50    $0.09
Goodwill amortization, net of taxes.................   0.05     0.06     0.10     0.12
                                                      -----    -----    -----    -----
Adjusted net income.................................  $0.36    $0.06    $0.60    $0.21
                                                      =====    =====    =====    =====
DILUTED EARNINGS PER COMMON SHARE:
Reported net income.................................  $0.30    $  --    $0.50    $0.09
Goodwill amortization, net of taxes.................   0.05     0.06     0.10     0.12
                                                      -----    -----    -----    -----
Adjusted net income.................................  $0.35    $0.06    $0.60    $0.21
                                                      =====    =====    =====    =====

     During the third quarter of 2001, the Financial Accounting Standards Board voted unanimously to issue SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143, is effective for the Company beginning January 1, 2003. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

                                    PART II.

ITEM 1.  LEGAL PROCEEDINGS.

     Information regarding our legal proceedings can be found under the "Litigation" section of Note 6, Commitments and Contingencies, to the condensed consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's Annual Meeting of Stockholders held on May 18, 2001, a proposal to elect the nominees listed in the following table as directors of the Company was submitted to a vote of the Company's stockholders. The following table also shows the results of voting as to each nominee:

NOMINEE                                                      VOTES FOR    VOTES WITHHELD
-------                                                     -----------   --------------
H. Jesse Arnelle..........................................  554,704,763     3,316,753
John C. Pope..............................................  554,847,269     3,174,247
Ralph V. Whitworth........................................  554,481,094     3,540,422

     At the same meeting, the following proposals were also adopted by the Company's stockholders. The voting was as follows:

                                                   VOTES FOR    VOTES AGAINST   ABSTENTIONS
                                                  -----------   -------------   -----------
Ratification of appointment of Arthur Andersen
  LLP as the Company's independent auditors for
  the fiscal year ending December 31, 2001......  551,287,887     4,639,191      2,094,438
Approval of Performance-Based Incentive
  Compensation Plan.............................  542,096,246    12,903,134      3,022,136

     The following proposal was submitted to the Company's stockholders at the meeting, but was not approved. The voting was as follows:

                                                   VOTES FOR    VOTES AGAINST   ABSTENTIONS
                                                   ----------   -------------   -----------
Separation of the offices of Chairman of the
  Board and Chief Executive Officer..............  33,181,435    448,564,908     6,578,884

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

EXHIBIT NO.*                          DESCRIPTION
------------                          -----------
   10.1       -- Revolving Credit Agreement dated June 29, 2001 by and
                 among the Company, Waste Management Holdings, Inc., the
                 banks signatory thereto, Fleet National Bank, as
                 administrative agent, Bank of America, N.A. and J.P.
                 Morgan Securities, Inc., as co-syndication agents, and
                 J.P. Morgan and Banc of America Securities LLC, as joint
                 lead arrangers and joint book managers.
   10.2       -- 364-Day Loan Agreement dated June 29, 2001 by and among the Company, Waste Management Holdings, Inc., the banks
                 signatory thereto, Fleet National Bank, as administrative
                 agent, Deutsche Bank AG, New York Branch and Citibank,
                 N.A., as co-documentation agent, Bank of America, N.A.
                 and J.P. Morgan Securities, Inc., as co-syndication
                 agents, and J.P. Morgan and Banc of America Securities
                 LLC, as joint lead arrangers and joint book managers.
   10.3       -- Performance Based Compensation Plan.
   10.4       -- Employment agreement dated April 1, 2001 between Waste
                 Management, Inc. and Domenic Pio.
   10.5       -- Employment agreement dated May 14, 2001 between Waste
                 Management, Inc. and Richard Felago.
   12         -- Computation of Ratio of Earnings to Fixed Charges.

---------------
* In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.

  (b) Reports on Form 8-K:

     During the second quarter of 2001, the Company filed a Current Report on Form 8-K, dated June 19, 2001, to comment on the announcement that its outside auditor, Arthur Andersen LLP, had reached a settlement with the SEC regarding audits done for Waste Management Holdings, Inc. (a wholly-owned subsidiary of the Company that was known as Waste Management, Inc. before its acquisition by the Company in July 1998) for the calendar years in the period from 1993 through 1996 and the 1998 restatement of such subsidiary's financial statements.

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

Date: August 9, 2001

                               INDEX TO EXHIBITS

EXHIBIT NO.*                          DESCRIPTION
------------                          -----------
   10.1       -- Revolving Credit Agreement dated June 29, 2001 by and
                 among the Company, Waste Management Holdings, Inc., the
                 banks signatory thereto, Fleet National Bank, as
                 administrative agent, Bank of America, N.A. and J.P.
                 Morgan Securities, Inc., as co-syndication agents, and
                 J.P. Morgan and Banc of America Securities LLC, as joint
                 lead arrangers and joint book managers.
   10.2       -- 364-Day Loan Agreement dated June 29, 2001 by and among the Company, Waste Management Holdings, Inc., the banks
                 signatory thereto, Fleet National Bank, as administrative
                 agent, Deutsche Bank AG, New York Branch and Citibank,
                 N.A., as co-documentation agent, Bank of America, N.A.
                 and J.P. Morgan Securities, Inc., as co-syndication
                 agents, and J.P. Morgan and Banc of America Securities
                 LLC, as joint lead arrangers and joint book managers.
   10.3       -- Performance Based Compensation Plan.
   10.4       -- Employment agreement dated April 1, 2001 between Waste
                 Management, Inc. and Domenic Pio.
   10.5       -- Employment agreement dated May 14, 2001 between Waste
                 Management, Inc. and Richard Felago.
   12         -- Computation of Ratio of Earnings to Fixed Charges.

---------------
* In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.