Form 10-Q
period 2001-09-30
WASTE MANAGEMENT INC
filed 2001-11-13
CIK 823768

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



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, of the registrant outstanding at November 7, 2001 was 627,801,596 (excluding treasury shares of 2,640,340).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1.  FINANCIAL STATEMENTS.

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN MILLIONS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................     $    75        $    94
  Accounts receivable, net of allowance for doubtful
     accounts of $89 and $128, respectively.................       1,446          1,401
  Notes and other receivables...............................         299            174
  Parts and supplies........................................          82             75
  Deferred income taxes.....................................         424            312
  Prepaid expenses and other................................         127            112
  Operations held-for-sale..................................         103            289
                                                                 -------        -------
     Total current assets...................................       2,556          2,457
Property and equipment, net.................................      10,168         10,126
Goodwill, net...............................................       5,012          5,046
Other intangible assets, net................................         129            147
Other assets................................................       1,015            789
                                                                 -------        -------
     Total assets...........................................     $18,880        $18,565
                                                                 =======        =======
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................     $   740        $   865
  Accrued liabilities.......................................       1,817          1,419
  Deferred revenues.........................................         383            389
  Current maturities of long-term debt......................          88            113
  Operations held-for-sale..................................          55            151
                                                                 -------        -------
     Total current liabilities..............................       3,083          2,937
Long-term debt, less current maturities.....................       7,854          8,372
Deferred income taxes.......................................       1,060            879
Environmental liabilities...................................         836            809
Other liabilities...........................................         830            752
                                                                 -------        -------
     Total liabilities......................................      13,663         13,749
                                                                 -------        -------
Minority interest in subsidiaries...........................          10             15
                                                                 -------        -------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 1,500,000,000 shares
     authorized; 630,357,342 and 629,621,821 shares issued,
     respectively...........................................           6              6
  Additional paid-in capital................................       4,509          4,497
  Retained earnings.........................................         899            560
  Accumulated other comprehensive income (loss).............        (151)          (126)
  Restricted stock unearned compensation....................          (2)            (3)
  Treasury stock at cost, 2,824,966 and 6,971,560 shares,
     respectively...........................................         (54)          (133)
                                                                 -------        -------
     Total stockholders' equity.............................       5,207          4,801
                                                                 -------        -------
     Total liabilities and stockholders' equity.............     $18,880        $18,565
                                                                 =======        =======

           See notes to condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                          2001        2000      2001       2000
                                                         -------     -------   ------     ------
Operating revenues.....................................  $2,897      $3,125    $8,531     $9,608
                                                         ------      ------    ------     ------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)......................................   1,693       1,871     5,071      5,776
  Selling, general and administrative..................     383         411     1,170      1,350
  Depreciation and amortization........................     352         367     1,028      1,079
  Asset impairments and unusual items..................     354         363       362        672
                                                         ------      ------    ------     ------
                                                          2,782       3,012     7,631      8,877
                                                         ------      ------    ------     ------
Income from operations.................................     115         113       900        731
                                                         ------      ------    ------     ------
Other income (expense):
  Interest expense.....................................    (124)       (178)     (425)      (589)
  Interest income......................................       7           8        34         23
  Minority interest....................................      --          (6)       (3)       (18)
  Other income, net....................................       1           3         9         18
                                                         ------      ------    ------     ------
                                                           (116)       (173)     (385)      (566)
                                                         ------      ------    ------     ------
Income (loss) before income taxes......................      (1)        (60)      515        165
Provision for (benefit from) income taxes..............     (32)        131       170        301
                                                         ------      ------    ------     ------
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle.............      31        (191)      345       (136)
Extraordinary loss on early retirement of debt, net of
  income tax benefit of $0.4 and $1.1 for the three and
  nine months ended September 30, 2001, respectively...      (1)         --        (2)        --
Cumulative effect of change in accounting principle,
  net of income tax expense of $1.6 in 2001............      --          --         2         --
                                                         ------      ------    ------     ------
Net income (loss)......................................  $   30      $ (191)   $  345     $ (136)
                                                         ======      ======    ======     ======
Basic earnings per common share:
  Income (loss) before extraordinary item and
     cumulative effect of change in accounting
     principle.........................................  $ 0.05      $(0.31)   $ 0.55     $(0.22)
  Extraordinary item...................................      --          --        --         --
  Cumulative effect of change in accounting
     principle.........................................      --          --        --         --
                                                         ------      ------    ------     ------
Net income (loss)......................................  $ 0.05      $(0.31)   $ 0.55     $(0.22)
                                                         ======      ======    ======     ======
Diluted earnings per common share:
  Income (loss) before extraordinary item and
     cumulative effect of change in accounting
     principle.........................................  $ 0.05      $(0.31)   $ 0.55     $(0.22)
  Extraordinary item...................................      --          --        --         --
  Cumulative effect of change in accounting
     principle.........................................      --          --        --         --
                                                         ------      ------    ------     ------
Net income (loss)......................................  $ 0.05      $(0.31)   $ 0.55     $(0.22)
                                                         ======      ======    ======     ======

           See notes to condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Cash flows from operating activities:
  Net income (loss).........................................  $   345   $  (136)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Provision for bad debts................................       10        13
     Depreciation and amortization..........................    1,028     1,079
     Deferred income tax provision..........................       39       182
     Minority interest in subsidiaries......................        3        18
     Net gain on disposal of assets.........................      (15)       (7)
     Effect of asset impairments and unusual items..........      362       672
  Change in assets and liabilities, net of effects of
     acquisitions and divestitures:
     Receivables............................................      (80)      216
     Prepaid expenses and other current assets..............       11       (28)
     Other assets...........................................      (16)        5
     Accounts payable and accrued liabilities...............     (153)     (365)
     Deferred revenues and other liabilities................      (26)       16
     Other, net.............................................       --        (2)
                                                              -------   -------
Net cash provided by operating activities...................    1,508     1,663
                                                              -------   -------
Cash flows from investing activities:
  Short-term investments....................................       --        54
  Acquisitions of businesses, net of cash acquired..........      (95)     (218)
  Capital expenditures......................................     (843)     (913)
  Proceeds from divestitures of businesses, net of cash
     divested, and other sales of assets....................       42     2,123
  Other.....................................................      109       (12)
                                                              -------   -------
Net cash provided by (used in) investing activities.........     (787)    1,034
                                                              -------   -------
Cash flows from financing activities:
  New borrowings............................................    1,230        74
  Debt repayments...........................................   (1,995)   (2,803)
  Exercise of common stock options and warrants.............       46         1
  Other.....................................................      (19)       --
                                                              -------   -------
Net cash used in financing activities.......................     (738)   (2,728)
                                                              -------   -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (2)       (5)
                                                              -------   -------
Decrease in cash and cash equivalents.......................      (19)      (36)
Cash and cash equivalents at beginning of period............       94       181
                                                              -------   -------
Cash and cash equivalents at end of period..................  $    75   $   145
                                                              =======   =======

           See notes to condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   (IN MILLIONS, EXCEPT SHARES IN THOUSANDS)
                                  (UNAUDITED)

                                                                              ACCUMULATED
                                    COMMON STOCK     ADDITIONAL                  OTHER       RESTRICTED STOCK   TREASURY STOCK
                                  ----------------    PAID-IN     RETAINED   COMPREHENSIVE       UNEARNED       ---------------
                                  SHARES    AMOUNT    CAPITAL     EARNINGS   INCOME (LOSS)     COMPENSATION     SHARES   AMOUNT
                                  -------   ------   ----------   --------   -------------   ----------------   ------   ------
BALANCE, DECEMBER 31, 2000......  629,622    $ 6       $4,497       $560         $(126)            $(3)          6,972   $(133)
  Net income....................       --     --           --        345            --              --              --      --
  Cash dividends declared.......       --     --           --         (6)           --              --              --      --
  Common stock issued upon
    exercise of stock options
    and warrants (including tax
    benefit)....................       --     --           (3)        --            --              --          (3,040)     58
  Common stock issued in
    connection with lawsuit
    settlements.................      289     --           13         --            --              --            (551)     10
  Earned compensation related to
    restricted stock............       --     --           --         --            --               1              --      --
  Adjustment for minimum pension
    liability, net of taxes.....       --     --           --         --             3              --              --      --
  Unrealized gain on derivative
    instruments.................       --     --           --         --             5              --              --      --
  Unrealized gain on marketable
    securities..................       --     --           --         --            10              --              --      --
  Foreign currency translation
    adjustment..................       --     --           --         --           (43)             --              --      --
  Other.........................      446     --            2         --            --              --            (556)     11
                                  -------    ---       ------       ----         -----             ---          ------   -----
BALANCE, SEPTEMBER 30, 2001.....  630,357    $ 6       $4,509       $899         $(151)            $(2)          2,825   $ (54)
                                  =======    ===       ======       ====         =====             ===          ======   =====

           See notes to condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

     The condensed consolidated financial statements of Waste Management, Inc. and subsidiaries (collectively referred to herein as the "Company," unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000.

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

1.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Bank credit facilities......................................     $   --          $  120
Senior notes and debentures, interest of 6% to 8 3/4%
  maturing through 2029.....................................      5,836           6,307
4% Convertible subordinated notes due 2002..................        535             535
5.75% Convertible subordinated notes due 2005...............         31              31
Tax-exempt and project bonds, principal payable in periodic
  installments, maturing through 2031, fixed and variable
  interest rates ranging from 2.25% to 10% at September 30,
  2001......................................................      1,344           1,260
Installment loans, notes payable, and other, interest to
  14.25%, maturing through 2015.............................        196             232
                                                                 ------          ------
                                                                  7,942           8,485
Less current maturities.....................................         88             113
                                                                 ------          ------
                                                                 $7,854          $8,372
                                                                 ======          ======

     On June 29, 2001, the Company replaced its prior bank credit facilities with a $750 syndicated line of credit (the "Line of Credit") and a $1,750 syndicated revolving credit facility (the "Revolver"). The Line of Credit requires annual renewal by the lender. If not renewed, the Company has the option of converting the balance outstanding, if any, as of June 28, 2002 into a one-year term loan. The Revolver matures in June 2006. The Line of Credit and the Revolver are available for borrowings, including letters of credit, and for supporting the issuance of commercial paper. The covenant restrictions for the Line of Credit and the Revolver include, among others, interest coverage, debt to earnings ratio, minimum net worth, and limitations on investments, additional indebtedness and liens.

     At September 30, 2001, the Company had no borrowings outstanding under the Line of Credit or the Revolver. The facility fees were 0.175% and 0.225% per annum under the Line of Credit and Revolver,

                             WASTE MANAGEMENT, INC.

respectively, at September 30, 2001. The Company had issued letters of credit of approximately $1,509 under the Revolver, leaving unused and available aggregate credit capacity of approximately $991 at September 30, 2001.

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

     On July 17, 1998, the Company issued $600 of 6 1/8% mandatorily tendered senior notes, due July 15, 2011. The notes were subject to certain mandatory tender features as described in the indenture, which allowed the Company to purchase all of the outstanding notes on July 15, 2001. The Company used available cash on hand along with funds from the Company's Line of Credit to purchase the notes in July 2001. During the third quarter of 2001, the Company recorded an extraordinary loss of approximately $1, net of taxes, for the retirement of this debt.

     The Company's $535 of 4% convertible subordinated notes are due on February 1, 2002. In addition, the Company has $300 of 6.625% senior notes due July 15, 2002. The Company has classified these borrowings as long-term at September 30, 2001 based upon its intent and ability to utilize its Line of Credit and/or Revolver, which are both long-term facilities, to refinance these borrowings. However, the Company, in the interim, may pursue other sources of long-term financing, the proceeds of which may be used, in whole or in part, to refinance these borrowings.

     The Company engages in various interest rate swap agreements which are accounted for as derivatives. Interest rate swap agreements with a net notional amount of $2,300 were established to manage the interest rate risk of senior note obligations. At September 30, 2001, the fair value of these derivatives was $126 and is included in other long-term assets. Under the hedge method of accounting for these types of derivatives, the change in the fair value of these interest rate swap agreements is recorded with an offsetting adjustment to the carrying value of the hedged instrument and is thus included in the senior notes and debentures classification as of September 30, 2001. The senior notes and debentures classification does not include such an adjustment at December 31, 2000 as the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as of January 1, 2001.

2.  INCOME TAXES

     The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2001 and 2000 is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and non-deductible costs associated with the impairment and divestiture of certain businesses. Additionally, in the second quarter of 2001, the Company recorded a net tax benefit of $42 in connection with scheduled Canadian federal and provincial tax rate reductions, which was offset in part by an expense of $30 related to the Company's plan to repatriate certain Canadian capital and earnings previously deemed permanently invested in Canada.

                             WASTE MANAGEMENT, INC.

3.  EARNINGS PER SHARE

     The following reconciles the number of common shares outstanding to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and diluted earnings per common share at September 30 of each period indicated (shares in millions):

                                                         THREE MONTHS     NINE MONTHS
                                                             ENDED           ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                         -------------   -------------
                                                         2001    2000    2001    2000
                                                         -----   -----   -----   -----
Number of common shares outstanding at end of period...  627.5   621.6   627.5   621.6
Effect of using weighted average common shares
  outstanding..........................................   (0.5)   (0.1)   (1.7)   (0.6)
                                                         -----   -----   -----   -----
Basic common shares outstanding........................  627.0   621.5   625.8   621.0
Dilutive effect of common stock options and warrants...    5.3      --     4.5      --
                                                         -----   -----   -----   -----
Diluted common shares outstanding......................  632.3   621.5   630.3   621.0
                                                         =====   =====   =====   =====

     For the three and nine months ended September 30, 2001, the effect of the Company's convertible subordinated notes are excluded from the diluted earnings per share calculation since the inclusion of such items would be antidilutive. For the three and nine months ended September 30, 2000, the effect of the Company's common stock options and warrants and convertible subordinated notes are excluded from the diluted earnings per share calculation since the inclusion of such items would be antidilutive.

     At September 30, 2001, there were approximately 56 million shares of common stock potentially issuable with respect to stock options, warrants and convertible debt, which could dilute basic earnings per share in the future.

     In the third quarter of 2001, the Company declared an annual cash dividend of $0.01 per share, or approximately $6, to stockholders of record on September 27, 2001, which was paid on October 11, 2001.

4.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents the change in the Company's equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

     Comprehensive income is as follows:

                                                          THREE MONTHS     NINE MONTHS
                                                             ENDED            ENDED
                                                         SEPTEMBER 30,    SEPTEMBER 30,
                                                         --------------   --------------
                                                         2001     2000    2001     2000
                                                         -----   ------   -----   ------
Net income (loss)......................................  $ 30    $(191)   $345    $(136)
                                                         ----    -----    ----    -----
Other comprehensive income (loss):
  Minimum pension liability adjustment (net of
     taxes)............................................    --       48       3      105
  Unrealized gain (loss) on derivative instruments.....    (2)      --       5       --
  Unrealized gain on marketable securities.............     2       --      10       --
  Foreign currency translation adjustment..............   (40)      39     (43)     222
                                                         ----    -----    ----    -----
Other comprehensive income (loss)......................   (40)      87     (25)     327
                                                         ----    -----    ----    -----
Comprehensive income (loss)............................  $(10)   $(104)   $320    $ 191
                                                         ====    =====    ====    =====

                             WASTE MANAGEMENT, INC.

     The components of accumulated other comprehensive loss were as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Minimum pension liability adjustment (net of tax)...........      $  --          $  (3)
Accumulated unrealized gain on derivative instruments.......          5             --
Accumulated unrealized gain on marketable securities........         10             --
Cumulative foreign currency translation adjustment..........       (166)          (123)
                                                                  -----          -----
                                                                  $(151)         $(126)
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

     The Company routinely reviews and evaluates sites that require remediation, including sites listed on the EPA's National Priorities List ("NPL sites"). As of September 30, 2001, the Company or its subsidiaries had been notified that they are potentially responsible parties ("PRPs") in connection with 79 locations listed on the NPL. Of these 79 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. At some of these sites, the Company's liability is well-defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At other sites where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain.

     As part of its review and evaluation of sites, the Company considers whether the Company was an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site, and the number of years the Company was connected with the site. The Company also reviews the same information with respect to other named and unnamed PRPs. The Company then reviews the estimated cost for the likely remedy, which is based on management's judgment and experience in remediating such sites for the Company

                             WASTE MANAGEMENT, INC.

as well as for unrelated parties, information available from regulatory agencies as to costs of remediation, the number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site, and the Company's estimate of typical allocation of costs among PRPs. These estimates are sometimes a range of possible outcomes. In those cases, the Company provides for the amount within the range which constitutes its best estimate. If no amount within the range appears to be a better estimate than any other amount, the Company provides for the minimum amount within the range in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

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

     Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (by 2.5% per annum at September 30, 2001 and December 31, 2000) until expected time of payment and then discounted to present value (by 6.0% per annum at September 30, 2001 and December 31, 2000). The accretion of the interest related to the discounted environmental liabilities is included in the annual calculation of the landfill's final closure and post-closure cost per ton and is charged to operating expense as landfill airspace is consumed.

     Environmental liabilities consist of the following:

                                  SEPTEMBER 30, 2001                   DECEMBER 31, 2000
                          ----------------------------------   ----------------------------------
                            CLOSURE/                             CLOSURE/
                          POST-CLOSURE   REMEDIATION   TOTAL   POST-CLOSURE   REMEDIATION   TOTAL
                          ------------   -----------   -----   ------------   -----------   -----
Current (in accrued
  liabilities)..........      $ 53          $ 69       $122        $ 54          $ 99       $153
Long-term...............       566           270        836         559           250        809
                              ----          ----       ----        ----          ----       ----
                              $619          $339       $958        $613          $349       $962
                              ====          ====       ====        ====          ====       ====

     The changes to environmental liabilities for the nine months ended September 30, 2001 are as follows:

December 31, 2000...........................................  $962
  Expense...................................................    51
  Spending..................................................   (63)
  Acquisitions, divestitures and other adjustments..........     8
                                                              ----
September 30, 2001..........................................  $958
                                                              ====

                             WASTE MANAGEMENT, INC.

     The Company has filed suit against numerous insurance carriers and is pursuing claims against insolvent insurers in their respective insolvency proceedings seeking reimbursement for past and future environmentally related remedial, defense and tort claim costs at a number of sites. Carriers involved in these matters have typically denied coverage and are defending against the Company's claims. While the Company is vigorously pursuing such claims, it regularly considers settlement opportunities when appropriate terms are offered. Any amounts the Company recoups are included in operating costs and expenses as an offset to environmental expenses. For the three and nine months ended September 30, 2001, the Company recorded approximately $19 of such expense reductions.

6.  COMMITMENTS AND CONTINGENCIES

     Financial instruments -- Letters of credit, performance bonds, and insurance policies have been provided by the Company to support tax-exempt bonds, contracts, performance of landfill final closure and post-closure requirements, and other obligations. The Company also uses captive insurance, or insurance policies issued by a wholly-owned insurance company subsidiary, the sole business of which is to issue such policies to the Company, in order to secure such obligations. In those instances where the use of captive insurance is not acceptable, the Company has available alternative bonding mechanisms. Because virtually no claims have been made against these financial instruments in the past, management does not expect these instruments will have a material adverse effect on the Company's consolidated financial statements. The Company has not experienced difficulty in obtaining performance bonds or letters of credit for its current operations. However, the tragic events of September 11, 2001 may have an impact upon the financial status of a number of insurance, surety and reinsurance providers, which could in turn likely have an impact on the cost and availability of surety and insurance coverages available to all companies in the future.

     For the 14 months ended January 1, 2000, the Company insured certain risks, including auto, general and workers' compensation, with Reliance National Insurance Company ("Reliance.") On June 11, 2001, the ultimate parent of Reliance, Reliance Group Holdings, Inc., filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code of 1978, as amended (the "Bankruptcy Code.") On October 3, 2001, Reliance was placed in liquidation by a Pennsylvania Court. The Company has determined that it will have coverage through various state insurance guarantee funds in some, but not all, of the jurisdictions where it is subject to claims that would have been covered by the Reliance insurance program. While it is not possible to predict the outcome of proceedings involving Reliance, the Company believes that because of the various insurance guarantee funds and potential recoveries from the liquidation, it is unlikely that events relating to Reliance will have a material adverse impact on the Company's financial statements.

     Credit risk -- During 2000, increases in wholesale power prices far exceeded the retail prices that certain California utilities were able to charge customers due to retail rate freezes, resulting in significant under recovery of costs for those utilities. As a result the utilities have faced severe financial drains. In April 2001, Pacific Gas and Electric Company ("PG&E") filed for bankruptcy under Chapter 11 of the Bankruptcy Code, as amended. Certain of the Company's independent power production plants ("IPPs") sell power to PG&E under long-term contracts and were owed $33 from PG&E as of September 30, 2001. On July 14, 2001, the bankruptcy court approved an agreement between these IPPs and PG&E whereby PG&E agreed to assume the contracts and pay the Company in full the past due amounts on the earlier of the effective date of PG&E's plan of reorganization, which was filed with the bankruptcy court in October 2001, or July 15, 2005. The Company's IPPs also sell power to Southern California Edison, Inc. ("SCE") under long-term contracts similar to those with PG&E. Although SCE has not filed for bankruptcy, it has also faced severe financial difficulties, and the Company's IPPs have a receivable from SCE of approximately $10 as of September 30, 2001. The Company believes it will ultimately collect amounts due from PG&E and SCE. However, the Company is uncertain as to whether the receivable from PG&E will be collected within one year and therefore has included these amounts in other long-term assets as of September 30, 2001.

                             WASTE MANAGEMENT, INC.

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

     Litigation -- On July 16, 1998, the Company acquired Waste Management Holdings, Inc. ("WM Holdings") which was then known as Waste Management, Inc., but whose name was changed at the time of the acquisition ("WM Holdings Merger"). In July 1998, a seller of a business to WM Holdings in exchange for WM Holdings common stock filed a class action alleging breach of warranty. In October 1999, the court certified a class consisting of all sellers of business assets to WM Holdings between January 1, 1990 and February 24, 1998 whose agreements contained express warranties regarding the accuracy of WM Holdings' financial statements. The parties to the action settled these claims by the Company's payment of approximately $25 in the third quarter of 2001.

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

     Among other things, the plaintiff alleges that the Company and certain of its current and former officers and directors (i) made misrepresentations in the registration statement and prospectus filed with the SEC in connection with the WM Holdings Merger, (ii) made knowingly false earnings projections for the three months ended June 30, 1999, (iii) failed to adequately disclose facts relating to its earnings projections that the plaintiff claims would have been material to purchasers of the Company's common stock and (iv) made

                             WASTE MANAGEMENT, INC.

separate and distinct misrepresentations about the Company's operations and finances on and after July 29, 1999, culminating in the Company's pre-tax charge of $1,763 in the third quarter of 1999. The plaintiff also alleges that certain of the Company's current and former officers and directors sold common stock between May 10, 1999 and June 9, 1999 at prices known to have been inflated by material misstatements and omissions. The plaintiff in this action seeks damages with interest, costs and such other relief as the court deems proper. Defendants filed a motion to dismiss on October 3, 2000. On August 16, 2001, the court granted the motion in part and denied it in part, allowing the plaintiff to replead its claims. On November 7, 2001, the Company announced that it had reached a settlement agreement with the plaintiff, resolving all claims brought in the action against the Company as well as claims against current and former officers and directors of the Company. Under the settlement agreement, which is subject to additional confirmatory discovery by the plaintiff and approval by the court, the Company will consent to the certification of a class for settlement purposes consisting of certain purchasers or acquirers of Company securities during the period from June 11, 1998 through November 9, 1999. If the settlement is approved, the Company will pay $457 to the members of the class and will present and recommend approval to its shareholders, at or before the 2003 annual meeting of shareholders, a binding resolution to declassify the Board of Directors and to require that all directors are elected annually. In anticipation of the settlement agreement, the Company recorded a charge to asset impairments and unusual items of $389 in the third quarter 2001.

     On the same day, the Company announced that, subject to court approval and additional confirmatory discovery by the derivative plaintiffs, the Company will receive $20 (less fees awarded to counsel for the derivative plaintiffs) as a result of a settlement reached between the derivative plaintiffs and Arthur Andersen LLP ("Andersen") in a shareholder derivative suit filed on July 3, 2001 in Texas state court against Andersen, as the Company's independent auditor. The Company recorded $15 as an offset to asset impairments and unusual items in the third quarter 2001 in connection with the settlement agreement. The derivative plaintiffs alleged that Andersen engaged in professional malpractice in connection with certain services that it performed for the Company. Andersen has informed the Company that neither the complaint nor the settlement will affect its independence as the Company's auditor.

     On June 29, 2000, a putative class action was filed against the Company in Delaware state court by a class of former Eastern stockholders falling within the scope of the Eastern Merger Subclass described above. The plaintiffs allege that the Company stock they received in exchange for their Eastern shares was overvalued for the same reasons alleged in the consolidated class actions in Texas. On August 4, 2000, the Company removed the case from the state court to federal court and asked to have the case transferred to the Texas federal court where the consolidated Texas class actions are pending. On September 1, 2000, the plaintiffs asked to remand the case to the Delaware state court, which motion the Company opposed. The plaintiffs also asked the Delaware federal court not to consider the Company's motion to transfer the case to Texas until it rules on the motion to remand. All motions currently are pending. The case is at an early stage, and the extent of possible damages, if any, cannot yet be determined.

     Two lawsuits are pending against the Company that were brought by individuals who received common stock in the sales of their businesses to the Company or to a company later acquired by the Company. For reasons similar to those alleged in the class actions described above, the sellers of the businesses allege that the stock they received was overvalued. One of these cases is pending in the Virginia state court and one has been removed from the Michigan state court and is now pending in federal court in Michigan. In the latter, the plaintiffs moved to remand the case to the Michigan state court, and the Company opposed the motion. The Michigan plaintiffs later amended their complaint to delete their state-law claims; they also filed a duplicative "amended complaint" in the United States District Court for the Southern District of Texas alleging only federal claims. In addition, the Michigan plaintiffs filed a new case in the Michigan state court pleading only the state-law claims they originally had asserted in the first Michigan complaint. These cases are at an early stage and the extent of possible damages, if any, cannot yet be determined.

                             WASTE MANAGEMENT, INC.

     On June 14, 2001, the Company filed a motion with the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to transfer certain cases to the United States District Court for the Southern District of Texas for coordinated or consolidated pre-trial proceedings. The transfer motion covers all cases that are pending in or might later be filed in or removed to other federal courts and that relate to the claims asserted against the Company in the consolidated putative class actions pending in the Texas court that are described above. The transfer motion therefore covers the Delaware putative class action and the Michigan case, both described above. Immediately after filing its motion with the MDL Panel, the Company moved to stay the Delaware and Michigan cases until the MDL Panel rules on the transfer motion. The Delaware and Michigan plaintiffs opposed the Company's MDL transfer motion and the stay motions. The Delaware court has not ruled on the Company's motion; the Michigan court granted the requested stay and also denied the remand motion without prejudice to its renewal after the MDL Panel rules. The MDL Panel granted the Company's motion on November 7, 2001.

     In addition, three derivative lawsuits were filed against certain current and former officers and directors of the Company alleging derivative claims on behalf of the Company against these individuals for breaches of fiduciary duty resulting from their common stock sales during the three months ended June 30, 1999 and/or their oversight of the Company's affairs. Two of the lawsuits, filed in the Chancery Court of the State of Delaware on July 16, 1999 and August 18, 1999, were consolidated into a single action. The third suit was filed in the United States District Court for the Southern District of Texas on July 27, 1999. Both of the lawsuits named the Company as a nominal defendant and sought compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the courts deemed proper. In September 2001, the Delaware court approved a settlement that provided the Company with a net benefit of approximately $23 through the cancellation of certain payments and benefits to four former officers. Pursuant to the settlement, the four former officers will, in the aggregate, forego $8 in severance payments, and approximately $15 of other benefits (including the cancellation of stock options). As a result of the settlement, the plaintiffs in the Texas case joined with the Company in a motion to dismiss the Texas case, which motion was granted in October 2001.

     Two groups of stockholders have filed separate lawsuits in state courts in Texas against the Company and certain of its former officers. The petitions allege that the plaintiffs are substantial shareholders of the Company's common stock who intended to sell their stock in 1999, or otherwise protect against loss, but that the individual defendants made false and misleading statements regarding the Company's prospects that, along with public statements, induced the plaintiffs to retain their stock. Plaintiffs assert that the value of their retained stock declined dramatically. Plaintiffs assert claims for fraud, negligent misrepresentation, and conspiracy. The cases are in early stages and the extent of damages, if any, cannot yet be determined.

     The Company is engaged in a business that is intrinsically connected with the protection of the environment and for which there is the potential for the unintended or unpermitted discharge of materials into the environment. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2001, there were three proceedings involving Company subsidiaries where the sanctions involved could potentially exceed one hundred thousand dollars. The matters involve allegations that subsidiaries (i) operated a hazardous waste incinerator in such a way that its air emissions exceeded permit limits, (ii) engaged in the importation and disposal of hazardous waste in contravention of applicable federal regulations, and (iii) disposed of waste outside of the disposal area designated by the applicable permit.

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

                             WASTE MANAGEMENT, INC.

and its subsidiary are cooperating with the investigation and the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial statements.

     The Company has brought suit against numerous insurance carriers in an action entitled Waste Management, Inc., et al. v. The Admiral Insurance Company, et al., pending in the Superior Court in Hudson County, New Jersey. The Company is seeking (i) a declaratory judgment that past and future environmental liabilities asserted against it or its subsidiaries are covered by its insurance policies and (ii) to recover defense and remediation costs and other damages incurred as a result of the insurance carriers' denial of coverage of environmental liabilities. The defendants have denied liability and are contesting the claims vigorously. Discovery is complete as to 12 of approximately 134 sites, but remaining discovery could go on for years. In August 2000, the court denied the insurance carriers' motions for summary judgment with respect to five of the sites where discovery is complete and at the same time granted summary judgment in favor of the Company for defense and indemnity with respect to one of the sites. The trial began in October 2001 with respect to five of the sites where discovery is complete and is expected to continue through the end of 2001. The Company is unable at this time to predict the outcome of this proceeding. No amounts have been recognized in the Company's financial statements for potential recoveries.

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

     The Company and certain of its subsidiaries are also currently involved in other routine civil litigation and governmental proceedings relating to the conduct of their business. The outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty and these matters could, individually or in the aggregate, have a material adverse impact on the Company's financial statements.

7.  SEGMENT AND RELATED INFORMATION

     The Company's North American solid waste, or "NASW," operations is the Company's principal reportable segment. This segment provides integrated waste management services consisting of collection, transfer, disposal (solid waste landfill, hazardous waste landfill and waste-to-energy facilities), recycling, and other related services to commercial, industrial, municipal and residential customers in North America. The Company's other operating units consisted of waste management services in international markets outside of North America and non-solid waste services. These operating units were disclosed separately in the Company's Form 10-K for the year ended December 31, 2000. However, both are aggregated in a single column ("Other") for this reporting presentation because during 2000 and 2001, the Company sold substantially all of its waste management operations outside of North America and most of its non-solid waste businesses. The Company re-evaluated its business alternatives related to its IPPs during the third quarter of 2001, and based on these assessments, the Company has decided not to sell its IPPs with the exception of one facility. Accordingly, the Company reclassified all but one of its IPPs (which are included in "Other" below) from held-for-sale to held-for-use in the third quarter of 2001. The remaining business outside of North America and the Company's geosynthetic manufacturing and installation service operations (which are also included in "Other" below) are actively being marketed for sale and are classified as held-for-sale as of September 30, 2001 for financial reporting purposes.

                             WASTE MANAGEMENT, INC.

     Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                                    CORPORATE
                                                  NASW    OTHER    FUNCTIONS(A)   TOTAL
                                                 ------   ------   ------------   ------
THREE MONTHS ENDED:
September 30, 2001
  Net operating revenues(b)....................  $2,821   $   76      $  --       $2,897
  EBIT(c)(d)(e)(f).............................     566       23       (474)         115
September 30, 2000
  Net operating revenues(b)....................  $2,874   $  251      $  --       $3,125
  EBIT(c)(d)(e)(f).............................     584     (245)      (226)         113
NINE MONTHS ENDED:
September 30, 2001
  Net operating revenues(b)....................  $8,283   $  248      $  --       $8,531
  EBIT(c)(d)(e)(f).............................   1,633       22       (755)         900
September 30, 2000
  Net operating revenues(b)....................  $8,496   $1,112      $  --       $9,608
  EBIT(c)(d)(e)(f).............................   1,725     (319)      (675)         731

---------------

(a) Corporate functions include the corporate treasury function, legal function, information technology function, administration of the corporate tax function, the corporate insurance function, management of the closed landfill and related insurance recovery functions, along with other typical administrative functions.

(b) Other operations are net of intersegment revenue with NASW of $15 and $34 for the three and nine months ended September 30, 2001, respectively, and $13 and $29 for the corresponding periods of 2000. There are no other significant sales between segments.

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

(f) For operations classified as held-for-sale at the beginning of each quarter, the Company suspends depreciation on fixed assets. Had the Company not classified any operations as held-for-sale, depreciation expense would have been greater by $2 and $6 for the three and nine months ended September 30, 2001, respectively, and $10 and $93, respectively for the corresponding periods of 2000. The Company re-evaluated its business alternatives related to its IPPs during the third quarter of 2001, and based on these assessments, the Company decided not to sell its IPPs with the exception of one facility. Accordingly, the Company reclassified all but one of its IPPs from held-for-sale to held-for-use in the third quarter of 2001. As a result of this reclassification, the Company recorded $6 of depreciation that had been suspended throughout the held-for-sale period. See Note 8.

8.  OPERATIONS HELD-FOR-SALE

     The Company re-evaluated its business alternatives related to its IPPs during the third quarter of 2001, and based on these assessments, the Company decided not to sell its IPPs with the exception of one facility. Accordingly, the Company reclassified all but one of its IPPs from held-for-sale to held-for-use in the third quarter of 2001. As a result of this reclassification, the Company reversed its previously recorded held-for-sale impairment of $109 through asset impairments and unusual items, recorded $6 of depreciation that had been suspended through the held-for-sale period, and subjected its independent power project operations to impairment testing on a held-for-use basis which resulted in an impairment of $85, which is also a component of asset impairments and unusual items.

     As of September 30, 2001, the primary components within operations held-for-sale consisted of one remaining business outside of North America, the Company's geosynthetic manufacturing and installation service operations, certain NASW operations and the Company's surplus real estate portfolio. For operations

                             WASTE MANAGEMENT, INC.

continued to be classified as held-for-sale, the Company suspends depreciation and amortization on the underlying long-lived assets other than goodwill. The amount of depreciation and amortization suspended for the three and nine months ended September 30, 2001 for held-for-sale operations including the impact of the IPPs, was $2 and $6, respectively, and $10 and $93, respectively, for the corresponding periods of 2000. Operating revenues for operations classified as held-for-sale as of September 30, 2001, were $50 and $142 for the three and nine months ended September 30, 2001, respectively.

9.  DERIVATIVES AND HEDGING ACTIVITIES

     Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") as amended by SFAS Nos. 137 and 138, was effective for the Company on January 1, 2001. These statements establish accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at fair value. These statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The criteria for cash flow and fair value hedges require that hedging relationships must be designated and documented upon inception. The documentation must include the consideration of the hedged item, the specific risk being hedged, identification of the hedging instrument, the Company's risk management strategy, and how effectiveness will be assessed. The effectiveness assessment must have a historical basis that supports the assertion that the hedge will be effective prospectively. Any ineffectiveness in a hedging relationship is recognized currently in earnings.

     When a termination of a cash flow hedge occurs, the Company continues to include in accumulated other comprehensive income the deferred gain or deferred loss that arose before the date the hedge was terminated only if it is still probable that the forecasted transactions will occur. Prospectively, the deferred gain or deferred loss included in accumulated other comprehensive income is amortized into earnings as the forecasted transactions occur. In a termination of a fair value hedge, the Company derecognizes any derivative assets or liabilities previously recognized and the accumulated adjustment to the original carrying value of the hedged instrument is amortized over the remaining term of the hedged instrument.

     All of the Company's derivatives are utilized to manage specific economic risks and not for speculative purposes. The Company currently engages in waste paper hedges and other derivative instruments in order to secure margins on certain paper items to be sold from its material recovery facilities. The objective is expected to be achieved by entering into the transaction to mitigate the variability in cash flows from sales of paper products at floating prices, resulting in a fixed price being received from sales of such products. In addition, the Company engages in interest rate swaps in order to maintain an optimal fixed-to-floating rate debt ratio. By managing the fixed-to-floating rate ratio of the existing debt portfolio, the Company is able to take advantage of lower interest rates on floating rate debt while limiting interest rate exposure through the use of fixed rate debt instruments. Also, prior to the issuance of debt instruments, the Company may secure the current market interest rate in order to hedge the exposure of an increase in interest rates.

     The effect of adopting SFAS No. 133 on January 1, 2001 was a gain, net of taxes, for waste paper hedges of $3 and a loss, net of taxes, of $1 for interest rate swaps. The net gain of $2 is reflected as a cumulative effect of change in accounting principle for the nine months ended September 30, 2001. In addition, the Company recorded a gain of approximately $3 and $8 for its hedging activity for the three and nine months ended September 30, 2001, respectively. Waste paper swaps had a loss of approximately $1 and a gain of approximately $5 for the three and nine months ended September 30, 2001 which is included as an offset to operating costs and expenses. Interest rate swaps had a gain of approximately $4 and $3 for the three and nine months ended September 30, 2001, respectively, which is included as an offset to interest expense.

     In addition, the Company recorded a deferred loss of approximately $2 and a deferred gain of approximately $10 related to its waste paper swaps for the three and nine months ended September 30, 2001,

                             WASTE MANAGEMENT, INC.

respectively, which is included in accumulated other comprehensive income. Further, the estimated net amount of the existing gains for waste paper hedge transactions, which are included in accumulated other comprehensive income as of September 30, 2001, expected to be reclassified into earnings within the next 12 months is approximately $1. The Company's current waste paper swaps have an average hedge exposure of approximately two years with the maximum exposure to the variability of market prices of seven years. Also included in accumulated other comprehensive income is a deferred loss of approximately $5 for the three and nine months ended September 30, 2001 related to a financing transaction entered into by the Company in January 2001 to secure the then current market interest rate in anticipation of its February issuance of $600 of 7 3/8% senior unsecured notes due August 1, 2010. Approximately $1 of this deferred loss, which is included in accumulated other comprehensive income, is expected to be reclassified into interest expense over the next 12 months.

10.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     WM Holdings ("Guarantor"), which is 100% owned by Waste Management, Inc. ("Parent"), has fully and unconditionally guaranteed all of the senior indebtedness of the Parent, as well as the Parent's 4% convertible subordinated notes due 2002. The Parent has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, as well as WM Holdings' 5.75% convertible subordinated debentures due 2005. However, none of the Company's nor WM Holdings' debt is guaranteed by any of the Parent's indirect subsidiaries or WM Holdings' subsidiaries ("Non-Guarantors"). Accordingly, the following unaudited condensed consolidating balance sheet as of September 30, 2001 and the condensed consolidated balance sheet as of December 31, 2000, the unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2001 and 2000, along with the related unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2001 and 2000, have been provided below.

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                                   PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                                   ------   ---------   --------------   ------------   -------------
ASSETS

Current assets:
  Cash and cash equivalents......................  $   66    $    9        $    --         $    --         $    75
  Other current assets...........................      --        --          2,481              --           2,481
                                                   ------    ------        -------         -------         -------
                                                       66         9          2,481              --           2,556
Property and equipment, net......................      --        --         10,168              --          10,168
Intercompany and investment in subsidiaries......   8,967     5,596         (9,166)         (5,397)             --
Other assets.....................................      97        46          6,013              --           6,156
                                                   ------    ------        -------         -------         -------
        Total assets.............................  $9,130    $5,651        $ 9,496         $(5,397)        $18,880
                                                   ======    ======        =======         =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt...........  $   --    $   --        $    88         $    --         $    88
  Accounts payable and other accrued
    liabilities..................................      77       112          2,806              --           2,995
                                                   ------    ------        -------         -------         -------
                                                       77       112          2,894              --           3,083
  Long-term debt, less current maturities........   3,846     2,856          1,152              --           7,854
  Other liabilities..............................      --        --          2,726              --           2,726
                                                   ------    ------        -------         -------         -------
        Total liabilities........................   3,923     2,968          6,772              --          13,663
  Minority interest in subsidiaries..............      --        --             10              --              10
  Stockholders' equity...........................   5,207     2,683          2,714          (5,397)          5,207
                                                   ------    ------        -------         -------         -------
        Total liabilities and stockholders'
          equity.................................  $9,130    $5,651        $ 9,496         $(5,397)        $18,880
                                                   ======    ======        =======         =======         =======

                               DECEMBER 31, 2000

                                                   PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                                   ------   ---------   --------------   ------------   -------------
ASSETS

Current assets:
  Cash and cash equivalents......................  $   72    $   14        $     8         $    --         $    94
  Other current assets...........................      --        --          2,363              --           2,363
                                                   ------    ------        -------         -------         -------
                                                       72        14          2,371              --           2,457
Property and equipment, net......................      --        --         10,126              --          10,126
Intercompany and investment in subsidiaries......   8,893     5,210         (9,716)         (4,387)             --
Other assets.....................................       6         7          5,969              --           5,982
                                                   ------    ------        -------         -------         -------
        Total assets.............................  $8,971    $5,231        $ 8,750         $(4,387)        $18,565
                                                   ======    ======        =======         =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt...........  $   --    $   --        $   113         $    --         $   113
  Accounts payable and other accrued
    liabilities..................................      93       114          2,617              --           2,824
                                                   ------    ------        -------         -------         -------
                                                       93       114          2,730              --           2,937
  Long-term debt, less current maturities........   4,077     2,916          1,379              --           8,372
  Other liabilities..............................      --        --          2,440              --           2,440
                                                   ------    ------        -------         -------         -------
        Total liabilities........................   4,170     3,030          6,549              --          13,749
  Minority interest in subsidiaries..............      --        --             15              --              15
  Stockholders' equity...........................   4,801     2,201          2,186          (4,387)          4,801
                                                   ------    ------        -------         -------         -------
        Total liabilities and stockholders'
          equity.................................  $8,971    $5,231        $ 8,750         $(4,387)        $18,565
                                                   ======    ======        =======         =======         =======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                       PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                       ------   ---------   --------------   ------------   -------------
Operating revenues...................   $ --      $ --          $2,897          $  --          $2,897
Costs and expenses...................     --        --           2,782             --           2,782
                                        ----      ----          ------          -----          ------
Income from operations...............     --        --             115             --             115
                                        ----      ----          ------          -----          ------
Other income (expense):
  Interest income (expense), net.....    (65)      (41)            (11)            --            (117)
  Equity in subsidiaries, net of
     taxes...........................     72        98              --           (170)             --
  Other, net.........................     --        --               1             --               1
                                        ----      ----          ------          -----          ------
                                           7        57             (10)          (170)           (116)
                                        ----      ----          ------          -----          ------
Income before income taxes...........      7        57             105           (170)             (1)
Provision for (benefit from) income
  taxes..............................    (24)      (15)              7             --             (32)
                                        ----      ----          ------          -----          ------
Income before extraordinary item.....     31        72              98           (170)             31
Extraordinary item...................     (1)       --              --             --              (1)
                                        ----      ----          ------          -----          ------
Net income...........................   $ 30      $ 72          $   98          $(170)         $   30
                                        ====      ====          ======          =====          ======

                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                      PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                      ------   ---------   --------------   ------------   -------------
Operating revenues..................  $  --      $  --         $3,125           $ --          $3,125
Costs and expenses..................     --         --          3,012             --           3,012
                                      -----      -----         ------           ----          ------
Income from operations..............     --         --            113             --             113
                                      -----      -----         ------           ----          ------
Other income (expense):
  Interest income (expense), net....   (100)       (57)           (13)            --            (170)
  Equity in subsidiaries, net of
     taxes..........................   (128)       (93)            --            221              --
  Minority interest.................     --         --             (6)            --              (6)
  Other, net........................     --         --              3             --               3
                                      -----      -----         ------           ----          ------
                                       (228)      (150)           (16)           221            (173)
                                      -----      -----         ------           ----          ------
Income (loss) before income taxes...   (228)      (150)            97            221             (60)
Provision for (benefit from) income
  taxes.............................    (37)       (22)           190             --             131
                                      -----      -----         ------           ----          ------
Net income (loss)...................  $(191)     $(128)        $  (93)          $221          $ (191)
                                      =====      =====         ======           ====          ======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                      PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                      ------   ---------   --------------   ------------   -------------
Operating revenues..................  $  --      $  --         $8,531         $    --         $8,531
Costs and expenses..................     --         --          7,631              --          7,631
                                      -----      -----         ------         -------         ------
Income from operations..............     --         --            900              --            900
                                      -----      -----         ------         -------         ------
Other income (expense):
  Interest income (expense), net....   (223)      (138)           (30)             --           (391)
  Equity in subsidiaries, net of
     taxes..........................    485        571             --          (1,056)            --
  Minority interest.................     --         --             (3)             --             (3)
  Other, net........................     --         --              9              --              9
                                      -----      -----         ------         -------         ------
                                        262        433            (24)         (1,056)          (385)
                                      -----      -----         ------         -------         ------
Income before income taxes..........    262        433            876          (1,056)           515
Provision for (benefit from) income
  taxes.............................    (84)       (52)           306              --            170
                                      -----      -----         ------         -------         ------
Income before extraordinary item and
  cumulative effect of change in
  accounting principle..............    346        485            570          (1,056)           345
Extraordinary item..................     (1)        --             (1)             --             (2)
Cumulative effect of change in
  accounting principle..............     --         --              2              --              2
                                      -----      -----         ------         -------         ------
Net income..........................  $ 345      $ 485         $  571         $(1,056)        $  345
                                      =====      =====         ======         =======         ======

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                      PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                      ------   ---------   --------------   ------------   -------------
Operating revenues..................  $  --      $  --         $9,608          $  --          $9,608
Costs and expenses..................     --         --          8,877             --           8,877
                                      -----      -----         ------          -----          ------
Income from operations..............     --         --            731             --             731
                                      -----      -----         ------          -----          ------
Other income (expense):
  Interest income (expense), net....   (346)      (178)           (42)            --            (566)
  Equity in subsidiaries, net of
     taxes..........................     81        192             --           (273)             --
  Minority interest.................     --         --            (18)            --             (18)
  Other, net........................     --         --             18             --              18
                                      -----      -----         ------          -----          ------
                                       (265)        14            (42)          (273)           (566)
                                      -----      -----         ------          -----          ------
Income (loss) before income taxes...   (265)        14            689           (273)            165
Provision for (benefit from) income
  taxes.............................   (129)       (67)           497             --             301
                                      -----      -----         ------          -----          ------
Net income (loss)...................  $(136)     $  81         $  192          $(273)         $ (136)
                                      =====      =====         ======          =====          ======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                                              PARENT    GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                                              -------   ---------   --------------   ------------   -------------
Cash flows from operating activities:
  Net income................................................  $   345     $ 485         $  571         $(1,056)        $  345
  Equity in earnings of subsidiaries, net of taxes..........     (485)     (571)            --           1,056             --
  Other adjustments and charges.............................       (9)        3          1,169              --          1,163
                                                              -------     -----         ------         -------         ------
Net cash provided by (used in) operating activities.........     (149)      (83)         1,740              --          1,508
                                                              -------     -----         ------         -------         ------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired..........       --        --            (95)             --            (95)
  Capital expenditures......................................       --        --           (843)             --           (843)
  Proceeds from divestitures of businesses, net of cash
    divested, and other sales of assets.....................       --        --             42              --             42
  Other.....................................................       --        --            109              --            109
                                                              -------     -----         ------         -------         ------
Net cash used in investing activities.......................       --        --           (787)             --           (787)
                                                              -------     -----         ------         -------         ------
Cash flows from financing activities:
  New borrowings............................................      869        --            361              --          1,230
  Debt repayments...........................................   (1,195)     (400)          (400)             --         (1,995)
  Exercise of common stock options and warrants.............       46        --             --              --             46
  Other.....................................................       --        --            (19)             --            (19)
  (Increase) decrease in intercompany and investments,
    net.....................................................      423       478           (901)             --             --
                                                              -------     -----         ------         -------         ------
Net cash provided by (used in) financing activities.........      143        78           (959)             --           (738)
                                                              -------     -----         ------         -------         ------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       --        --             (2)             --             (2)
                                                              -------     -----         ------         -------         ------
Decrease in cash and cash equivalents.......................       (6)       (5)            (8)             --            (19)
Cash and cash equivalents at beginning of period............       72        14              8              --             94
                                                              -------     -----         ------         -------         ------
Cash and cash equivalents at end of period..................  $    66     $   9         $   --         $    --         $   75
                                                              =======     =====         ======         =======         ======

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                                              PARENT    GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                                              -------   ---------   --------------   ------------   -------------
Cash flows from operating activities:
  Net income (loss).........................................  $  (136)    $  81         $  192         $  (273)        $ (136)
  Equity in earnings of subsidiaries, net of taxes..........      (81)     (192)            --             273             --
  Other adjustments and changes.............................       39        22          1,738              --          1,799
                                                              -------     -----         ------         -------         ------
Net cash provided by (used in) operating activities.........     (178)      (89)         1,930              --          1,663
                                                              -------     -----         ------         -------         ------
Cash flows from investing activities:
  Short-term investments....................................       --        --             54              --             54
  Acquisitions of businesses, net of cash acquired..........       --        --           (218)             --           (218)
  Capital expenditures......................................       --        --           (913)             --           (913)
  Proceeds from divestitures of businesses, net of cash
    divested, and other sales of assets.....................       --        --          2,123              --          2,123
  Other.....................................................       --        --            (12)             --            (12)
                                                              -------     -----         ------         -------         ------
Net cash provided by investing activities...................       --        --          1,034              --          1,034
                                                              -------     -----         ------         -------         ------
Cash flows from financing activities:
  New borrowings............................................       40        --             34              --             74
  Debt repayments...........................................   (1,915)     (594)          (294)             --         (2,803)
  Exercise of common stock options and warrants.............        1        --             --              --              1
  (Increase) decrease in amounts due to and from
    subsidiaries, net.......................................    2,074       688         (2,762)             --             --
                                                              -------     -----         ------         -------         ------
Net cash provided by (used in) financing activities.........      200        94         (3,022)             --         (2,728)
                                                              -------     -----         ------         -------         ------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       --        --             (5)             --             (5)
                                                              -------     -----         ------         -------         ------
Increase (decrease) in cash and cash equivalents............       22         5            (63)             --            (36)
Cash and cash equivalents at beginning of period............       34         4            143              --            181
                                                              -------     -----         ------         -------         ------
Cash and cash equivalents at end of period..................  $    56     $   9         $   80         $    --         $  145
                                                              =======     =====         ======         =======         ======

                             WASTE MANAGEMENT, INC.

11.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill which arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the continuation of the amortization of goodwill and all intangible assets through December 31, 2001, but provides that amortization of existing goodwill will cease on January 1, 2002. Entities must use their current goodwill impairment approach through December 31, 2001, and begin to apply the new impairment approach on January 1, 2002. The Company has six months from the date it initially applies SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill should be tested for impairment annually and impairment losses should be presented in the operating section of the income statement unless they are associated with a discontinued operation. In those cases, any impairment losses will be included, net of tax, within the results of discontinued operations.

     During the nine months ending September 30, 2001, all of the Company's business combinations were accounted for by using the purchase method of accounting. The Company will continue to use the purchase method of accounting for its business combinations in accordance with its adoption of SFAS No. 141. Management is currently assessing the impact that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements. See Management's Discussion and Analysis -- New Accounting Pronouncements.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144") which supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. SFAS No. 144 is effective for the Company for the quarter ending March 31, 2002. Management has yet to determine the impact that the adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion below and elsewhere in this Form 10-Q includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. When we use words like "may," "should," "could," "will," "likely," "believe," "expect," "anticipate," "estimate," "project," "plan," "goal," "target," or "outlook," or references to future time periods, strategies, designs, objectives, schedules, projections, or intentions, desires, beliefs or feelings, their opposites and other similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to future events and anticipated revenues, earnings or other aspects of our operations or operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. You should view such statements with caution. These statements are not guarantees of future performance or events. All phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true.

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

     - the ability of insurers to fully or timely meet their contractual commitments and the effect of litigation against insurance companies and any settlements of such litigation may have on past and future liabilities; and

     - our ability to successfully deploy our new enterprise-wide software systems.

GENERAL

     Waste Management, Inc. is its industry's leading provider of integrated waste services in North America. Through our subsidiaries, we provide collection, transfer, recycling and resource recovery, and disposal services. We are also a leading developer, operator and owner of waste-to-energy facilities in the United States.

     During 2000 and 2001, we divested all of our waste management operations outside of North America. Our international operations outside of North America consisted of the collection and transportation of solid, hazardous and medical wastes and recyclable materials and the treatment and disposal of recyclable materials. Also included were the operation of solid and hazardous waste landfills, municipal and hazardous waste incinerators, water and waste-water treatment facilities, hazardous waste treatment facilities, waste-fuel powered independent power facilities, and the construction of treatment or disposal facilities for third parties. Although all of the international waste management operations outside of North America have been divested , we still own a non-waste business overseas which is currently being marketed for sale and is classified as held-for-sale operations in the financial statements.

     The Company also divested most of its non-solid waste operations in 2000, which include all hazardous waste management and other North American non-solid waste services (except for hazardous waste landfills, which are included in NASW operations). The Company's hazardous waste management services included the collection, transfer and treatment of hazardous waste. The Company's low-level and other radioactive waste services generally consisted of disposal, processing and various other special services related to these types of waste. Additionally, the Company provided hazardous, radioactive and mixed waste program and facilities management services. Included in the Company's remaining non-solid waste operations is a geosynthetic manufacturing and installation service, which generally involves the making and installing of landfill liners, which is currently marketed for sale and has been classified as held-for-sale operations in the Company's financial statements. Also included in the remaining non-solid waste operations are independent power project operations, which include the operation and, in some cases, the ownership of independent power projects that either cogenerate electricity and thermal energy or generate electricity alone for sale to customers, including public utilities and industrial customers. Previously, the Company classified its independent power project operations as held-for-sale operations. The Company re-evaluated its business alternatives related to its independent power project operations during the third quarter of 2001, and based on those assessments the Company has decided not to sell its operations with the exception of one facility. As such, the Company has reclassified all but one of its independent power project operations in the third quarter of 2001 from held-for-sale to held-for-use.

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

     - implementing a procurement strategy;

     - conducting in-depth studies of our markets to determine the dynamics of different markets, the way we serve those markets and the most profitable way to operate in those markets; and

     - implementing a strategy to improve customer focus and the way we service our customers.

     We continue to progress with these initiatives generally in accordance with the timelines that we had established for the Company.

  RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     The following table presents, for the periods indicated, the period to period change in dollars (in millions) and percentages for the respective condensed consolidated statements of operations line items.

                                                  PERIOD TO PERIOD
                                                   CHANGE FOR THE        PERIOD TO PERIOD
                                                    THREE MONTHS       CHANGE FOR THE NINE
                                                       ENDED               MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                   2001 AND 2000          2001 AND 2000
                                                  ----------------     --------------------
STATEMENT OF OPERATIONS:
Operating revenues..............................  $(228)     (7.3)%     $(1,077)     (11.2)%
                                                  -----                 -------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below)..................   (178)     (9.5)         (705)     (12.2)
  Selling, general and administrative...........    (28)     (6.8)         (180)     (13.3)
  Depreciation and amortization.................    (15)     (4.1)          (51)      (4.7)
  Asset impairments and unusual items...........     (9)     (2.5)         (310)     (46.1)
                                                  -----                 -------
                                                   (230)     (7.6)       (1,246)     (14.0)
                                                  -----                 -------
Income from operations..........................      2       1.8           169       23.1
                                                  -----                 -------
Other income (expense):
  Interest expense..............................     54      30.3           164       27.8
  Interest and other income, net................     (3)    (27.3)            2        4.9
  Minority interest.............................      6        --            15       83.3
                                                  -----                 -------
                                                     57      32.9           181       32.0
                                                  -----                 -------
Income (loss) before income taxes...............     59      98.3           350      212.1
Provision for (benefit from) income taxes.......   (163)   (124.4)         (131)      43.5
                                                  -----                 -------
Income (loss) before extraordinary item and
  cumulative effect of change in accounting
  principle.....................................    222     116.2           481      353.7
Extraordinary loss..............................     (1)       --            (2)        --
Cumulative effect of change in accounting
  principle.....................................     --        --             2         --
                                                  -----                 -------
Net income (loss)...............................  $ 221     115.7%      $   481      353.7%
                                                  =====                 =======

     The following table presents, for the periods indicated, the percentage relationship that the respective condensed consolidated statements of operations line items bear to operating revenues:

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                             -------------------       -----------------
                                              2001         2000        2001        2000
                                             ------       ------       -----       -----
STATEMENT OF OPERATIONS:
Operating revenues.........................  100.0%       100.0%       100.0%      100.0%
                                             -----        -----        -----       -----
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below).............   58.4         59.9         59.4        60.1
  Selling, general and administrative......   13.2         13.2         13.7        14.1
  Depreciation and amortization............   12.2         11.7         12.1        11.2
  Asset impairments and unusual items......   12.2         11.6          4.3         7.0
                                             -----        -----        -----       -----
                                              96.0         96.4         89.5        92.4
                                             -----        -----        -----       -----
Income from operations.....................    4.0          3.6         10.5         7.6
                                             -----        -----        -----       -----
Other income (expense):
  Interest expense.........................   (4.3)        (5.7)        (5.0)       (6.1)
  Interest and other income, net...........    0.3          0.4          0.5         0.4
  Minority interest........................     --         (0.2)          --        (0.2)
                                             -----        -----        -----       -----
                                              (4.0)        (5.5)        (4.5)       (5.9)
                                             -----        -----        -----       -----
Income (loss) before income taxes..........     --         (1.9)         6.0         1.7
Provision for (benefit from) income
  taxes....................................   (1.1)         4.2          2.0         3.1
                                             -----        -----        -----       -----
Income (loss) before extraordinary item and
  cumulative effect of change in accounting
  principle................................    1.1         (6.1)         4.0        (1.4)
Extraordinary loss.........................     --           --           --          --
Cumulative effect of change in accounting
  principle................................     --           --           --          --
                                             -----        -----        -----       -----
Net income (loss)..........................    1.1%        (6.1)%        4.0%       (1.4)%
                                             =====        =====        =====       =====

  Operating Revenues

     Operating revenues by reportable segment (in millions):

 OPERATING REVENUES FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                                      2000

                           (OPERATING REVENUES CHART)

                           THREE MONTHS          THREE MONTHS           NINE MONTHS           NINE MONTHS
                        ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                               2001                  2000                  2001                  2000
                        -------------------   -------------------   -------------------   -------------------
NASW..................        $2,821                $2,874                $8,283                $ 8,496
Other.................        $   76                $  251                $  248                $ 1,112
          Total.......        $2,897                $3,125                $8,531                $ 9,608

     For the three and nine months ended September 30, 2001, the Company's operating revenues decreased $228 million, or 7.3% and $1,077 million or 11.2%, respectively, as compared to the corresponding 2000 periods. The decrease in the Company's operating revenues is primarily due to the divestiture of the Company's international operations outside of North America, the Company's non-solid waste businesses, which are aggregated as "Other" in the table above, and certain non-integrated NASW operations. These divestitures were part of the Company's strategic plan to focus on internal growth and NASW operations.

     NASW operating revenue mix (in millions):

 OPERATING REVENUES FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                                      2000

                           (OPERATING REVENUES CHART)

                           THREE MONTHS          THREE MONTHS           NINE MONTHS           NINE MONTHS
                        ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                               2001                  2000                  2001                  2000
                        -------------------   -------------------   -------------------   -------------------
Collection............        $1,917                $1,959                $ 5,696               $ 5,785
Disposal..............        $  884                $  888                $ 2,545               $ 2,562
Transfer..............        $  371                $  363                $ 1,083               $ 1,056
Recycling and other...        $  158                $  190                $   459               $   642
Intercompany..........        $ (509)               $ (526)               $(1,500)              $(1,549)
          Total.......        $2,821                $2,874                $ 8,283               $ 8,496

     For the three and nine months ended September 30, 2001, operating revenues from NASW decreased as compared to the corresponding prior year periods by $53 million, or 1.8%, and $213 million, or 2.5%, respectively. For both periods, the primary reason for the decrease is the divestitures of non-integrated NASW operations during 2000 and, to a lesser extent, in 2001, offset slightly by the acquisition of certain NASW operations in 2001 and the year-over-year effect of such acquisitions in 2000. Additionally, the Company experienced negative internal growth in its NASW operations of 0.7% and 0.9% for the three and nine months ended September 30, 2001, respectively. Internal growth was negatively impacted in the respective three and nine month periods by continued declines in the prices of recyclable commodities of 1.2% and 1.5% as well as a negative volume of 1.6% and 1.1%. The negative volume is primarily attributable to the overall slowing of the North American economy, the Company's culling of unprofitable accounts, and the impact of the Company's change in policy regarding third party waste brokers requiring them to sign standardized service agreements that provide for timely payments for services rendered.

  Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

     Operating costs and expenses decreased $178 million, or 9.5%, and $705 million, or 12.2%, for the three and nine months ended September 30, 2001, as compared to the prior year periods. As a percentage of operating revenues, operating costs and expenses were 58.4% and 59.4% for the three and nine months ended September 30, 2001, respectively, and 59.9% and 60.1% for the corresponding prior year periods. The decrease in operating costs and expenses is substantially attributable to the divestiture during 2000 of the Company's operations outside of North America, non-solid waste businesses and non-integrated NASW operations discussed above. In addition, operating costs and expenses decreased in the third quarter of 2001 compared to the corresponding prior year period due to volume declines, decreases in repairs and maintenance costs as a result of the Company's increased emphasis on preventative maintenance as well as approximately $19 million included as an offset to environmental expenses related to the Company's recovery of amounts in connection with its claims against insurance carriers for reimbursement of environmental expenses.

  Selling, General and Administrative

     SG&A expenses decreased $28 million, or 6.8%, and $180 million, or 13.3%, for the three and nine months ended September 30, 2001 as compared to the corresponding prior year periods. Significantly contributing to the overall decrease in SG&A was the impact of the divestitures that the Company completed throughout 2000. As a percentage of operating revenues, general and administrative expenses were 13.2% and 13.7% for the three and nine months ended September 30, 2001, respectively, and 13.2% and 14.1% for the corresponding prior year periods. The decrease for the nine months ended September 30, 2001 compared to the corresponding prior year period is primarily attributable to significant costs that were incurred in the first half of 2000 for professional accounting and consulting services related to accounting and process improvement initiatives that began as part of the Company's 1999 accounting review. These costs were not incurred in 2001, as the Company was able to stabilize its accounting systems and substantially complete its process improvement initiatives in the second half of 2000. In addition, the Company experienced a decline in its provision for bad debts from $13 million for the nine months ended September 30, 2000 to $10 million for the nine months ended September 30, 2001 due to the Company's overall improved collection efforts and assessments of required reserves for uncollectible accounts, using a specific review process. Offsetting this improvement, the Company experienced increased general and administrative expenses for the three and nine months ended September 30, 2001 compared to the corresponding prior year period due to an increase in permanent staffing at the corporate office.

  Depreciation and Amortization

     Depreciation and amortization expenses decreased $15 million, or 4.1%, and $51 million, or 4.7%, for the three and nine months ended September 30, 2001 as compared to the prior year periods. This decrease in depreciation and amortization expense is attributable to the amortization expense of goodwill on operations that were divested throughout 2000, more cost-effective use of the Company's landfill assets and a temporary increase of fully depreciated trucks and other equipment associated with delays in receiving new equipment in the first half of 2001.

  Asset Impairments and Unusual Items

     For the three and nine months ended September 30, 2001, the Company recorded a charge to asset impairments and unusual items expense of $354 million and $362 million, respectively. The expense was primarily attributable to agreements that were reached to settle the shareholder class action lawsuit filed against the Company in July 1999 alleging violations of the federal securities laws and the shareholders derivative suit against the Company's independent auditor, which resulted in a net charge of $374 million. The settlement of the class action, which is subject to additional discovery and court approval, provides for payment by the Company to the class of $457 million. The Company believes the payment, which is expected to be made in the second half of 2002, will result in a net cash outflow of approximately $230 to $240 million after considering insurance, tax deductions and related settlement costs. Offsetting this expense, the Company recorded a net gain of $24 million (comprised of the reversal of the held-for-sale impairment of $109 million and a held-for-use impairment of $85 million) from the Company's re-evaluation of its business alternatives related to its independent power production plants ("IPPs") during the third quarter of 2001. Based on these assessments, the Company decided not to sell its IPPs with the exception of one facility. Accordingly, the Company reclassified all but one of its IPPs from held-for-sale to held-for-use in the third quarter of 2001. Also included in asset impairments and unusual items for the three and nine months ended September 30, 2001 are reversals of loss contract reserves that were determined to be in excess of current requirements and other unusual items.

     The Company completed the settlement of its obligations under the qualified defined benefit plan for all eligible non-union domestic employees of Waste Management Holdings, Inc. ("WM Holdings") in the first quarter of 2001. This plan was terminated as of October 31, 1999 in connection with the Company's merger with WM Holdings (the "WM Holdings Merger") in July 1998. Costs related to the termination of this plan resulted in a non-cash charge to asset impairments and unusual items of approximately $80 million and $170 million for the three and nine months ended September 30, 2000.

     The Company recorded a charge to asset impairments and unusual items of approximately $98 million and $212 million for the three and nine months ended September 30, 2000 related to net gains and losses on operations divested during the respective periods. Additionally, the Company recorded charges to asset impairments and unusual items of approximately $182 million and $285 million for the three and nine months ended September 30, 2000, respectively, for operations held-for-sale that had a carrying value greater than management's best estimate of anticipated proceeds.

  Interest (Expense) Income

     The decrease in interest expense for the three and nine months ended September 30, 2001, as compared to the corresponding periods of 2000, is primarily due to the net debt reduction throughout 2000 and 2001 from proceeds related to the Company's divestiture program and cash flow from operations. The increase in interest income for the nine months ended September 30, 2001, as compared to the corresponding period in 2000, is primarily due to temporarily investing the proceeds from the Company's February 2001 issuance of $600 million of senior unsecured notes as well as available cash resulting from delays in capital expenditures. Such proceeds were used to repay senior notes which matured during the second quarter of 2001.

  Provision for (Benefit from) Income Taxes

     The Company recorded a benefit from income taxes of $32 million and a provision for income taxes of $170 million for the three and nine months ended September 30, 2001, respectively and a provision for income taxes of $131 million and $301 million for the corresponding periods of 2000. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2001 and 2000 is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles, and non-deductible costs associated with the impairment and divestiture of certain businesses. Additionally, in the second quarter of 2001, the Company recorded a net tax benefit of $12 million. Scheduled Canadian federal and provincial tax rate reductions resulted in a benefit of $42 million, which was offset in part by an expense of $30 million related to the Company's plan to repatriate certain Canadian capital and earnings previously deemed permanently invested in Canada.

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

     On July 17, 1998, the Company issued $600 million of 6 1/8% mandatorily tendered senior notes, due July 15, 2011. The notes were subject to certain mandatory tender features as described in the indenture, which allowed the Company to purchase all of the outstanding notes on July 15, 2001. The Company used available cash on hand along with funds from the Company's Line of Credit to purchase the notes in July 2001. During the third quarter of 2001, the Company recorded an extraordinary loss of approximately $1 million, net of taxes, for the retirement of this debt.

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

     The following is a summary of the Company's cash flow statements for the nine months ended September 30, 2001 and 2000 (in millions):

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Operating activities........................................  $1,508   $1,663
Investing activities........................................    (787)   1,034
Financing activities........................................    (738)  (2,728)

     For the nine months ended September 30, 2001, the Company generated cash flows from operations of approximately $1.5 billion. The Company used $787 million for its investing activities during the nine months ended September 30, 2001. Capital expenditures of $843 million were included in the Company's investing activities for the nine months ended September 30, 2001 along with acquisitions of solid waste businesses of $95 million offset by proceeds from sales of assets and other investing activities of $151 million. In addition, the Company used $738 million for financing activities which is primarily comprised of $765 million of net debt reductions, offset by proceeds of $46 million from exercises of common stock options and warrants and other financing activities.

     For the nine months ended September 30, 2000, cash used to acquire businesses of $218 million, capital expenditures of $913 million and net debt reductions of approximately $2.7 billion were primarily financed with cash flows from operating activities of $1.7 billion and proceeds from the sale of assets of $2.1 billion. Favorably impacting cash flows from operations for the nine months ended September 30, 2000 was a tax refund of approximately $200 million and improvements in the Company's accounts receivable average days sales outstanding.

     The following summary of free cash flows has been prepared to highlight and facilitate understanding of the primary cash flow elements. It is not intended to replace the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, which were prepared in accordance with generally accepted accounting principles. Adjusted free cash flow in the table below, which is not a measure of financial performance in accordance with generally accepted accounting principles, is defined as cash flows from operations less capital expenditures and then adjusted for certain cash flow activity that the Company considers as unusual for the respective periods.

     The analysis of free cash flows for the nine months ended September 30, 2001 and 2000 is as follows (in millions):

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
EBITDA(a)...................................................  $2,290   $2,482
Interest paid...............................................    (430)    (542)
Taxes paid..................................................     (33)     (80)
Change in assets and liabilities, net of effects of
  acquisitions and divestitures, and other..................    (319)    (197)
                                                              ------   ------
Net cash provided by operating activities...................   1,508    1,663
Capital expenditures........................................    (843)    (913)
                                                              ------   ------
Free cash flow..............................................     665      750
Adjustments:
  Tax refund................................................      --     (199)
  Payments for terminating the WM Holdings' defined benefit
     pension plan...........................................      13      132
  Accounting and consulting services........................      78      165
  Litigation settlements....................................      43       34
  Reimbursement for late allocation of employee stock
     purchase plan shares...................................      --        8
  Other.....................................................       5       37
                                                              ------   ------
Adjusted free cash flow.....................................  $  804   $  927
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

     On June 29, 2001, the Company replaced its prior bank credit facilities with a $750 million syndicated line of credit (the "Line of Credit") and a $1,750 million syndicated revolving credit facility (the "Revolver"). The Line of Credit requires annual renewal by the lender. If not renewed, the Company has the option of converting the balance outstanding, if any, as of June 28, 2002 into a one-year term loan. The Revolver matures in June 2006. At September 30, 2001 and November 7, 2001, the Company has unused and available credit capacity under its bank credit facilities of approximately $991 million and $1.0 billion, respectively.

     On July 17, 1998, the Company issued $600 million of 6 1/8% mandatorily tendered senior notes, due July 15, 2011. The notes were subject to certain mandatory tender features as described in the indenture, which allowed the Company to purchase all of the outstanding notes on July 15, 2001. The Company used available cash on hand along with funds from the Company's Line of Credit to purchase the notes in July 2001. During the third quarter of 2001, the Company recorded an extraordinary loss of approximately $1 million, net of taxes, for the retirement of this debt.

     The Company's $535 million of 4% convertible subordinated notes are due on February 1, 2002. In addition, the Company has $300 million of 6.625% senior notes due July 15, 2002. The Company has classified these borrowings as long-term at September 30, 2001 based upon its intent and ability to utilize its Line of Credit and/or Revolver, which are both long-term facilities, to refinance these borrowings. However, the Company, in the interim, may pursue other sources of long-term financing, the proceeds of which may be used, in whole or in part, to refinance these borrowings.

     The Company engages in various interest rate swap agreements which are accounted for as derivatives. Interest rate swap agreements with a net notional amount of $2.3 billion were established to manage the interest rate risk of senior note obligations. At September 30, 2001, the fair value of these derivatives was $126 million and is included in other long-term assets. Under the hedge method of accounting for these types of derivatives, the change in the fair value of these interest rate swap agreements is recorded with an offsetting adjustment to the carrying value of the hedged instrument and is thus included in the senior notes and debentures classification as of September 30, 2001. The senior notes and debentures classification does not include such an adjustment at December 31, 2000 as the Company adopted the Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, as of January 1, 2001. In early October, the Company elected to terminate certain of its interest rate swap agreements and received cash of $72 million.

     The Company has entered into an agreement to settle the class action lawsuit filed against it in July 1999 alleging violations of the federal securities laws. Under the settlement agreement, which is subject to additional confirmatory discovery and court approval, the Company has agreed to pay $457 million to the class. The Company expects its net cash outflow, after considering insurance, tax deductions and related settlement costs, to be approximately $230 to $240 million. The settlement will most likely be paid in the second half of 2002, with a minimal level of additional borrowing necessary.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill which arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the continuation of the amortization of goodwill and all intangible assets through December 31, 2001, but provides that amortization of existing goodwill will cease on January 1, 2002. Entities must use their current goodwill impairment approach through December 31, 2001, and begin to apply the new impairment approach on January 1, 2002. The Company has six months from the date it initially applies SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill should be tested for impairment annually and impairment losses should be presented in the operating section of the income statement unless they are associated with a discontinued operation. In those cases, any impairment losses will be included, net of tax, within the results of discontinued operations.

     During the nine months ending September 30, 2001, all of the Company's business combinations were accounted for by using the purchase method of accounting. The Company will continue to use the purchase method of accounting for its business combinations in accordance with its adoption of SFAS No. 141. Goodwill from purchases after June 30, 2001 have not been amortized in accordance with SFAS No. 142 by the Company. Management is currently assessing the impact that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements. However, the Company has recalculated its basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 without the impact of goodwill amortization, as follows:

                                                        THREE MONTHS     NINE MONTHS
                                                           ENDED            ENDED
                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                       --------------   --------------
                                                       2001     2000    2001     2000
                                                       -----   ------   -----   ------
Reported net income (loss)...........................  $  30   $ (191)  $ 345   $ (136)
Add back: goodwill amortization, net of taxes........     31       34      93      108
                                                       -----   ------   -----   ------
Adjusted net income (loss)...........................  $  61   $ (157)  $ 438   $  (28)
                                                       =====   ======   =====   ======
BASIC EARNINGS PER COMMON SHARE:
Reported net income (loss)...........................  $0.05   $(0.31)  $0.55   $(0.22)
Goodwill amortization, net of taxes..................   0.05     0.06    0.15     0.18
                                                       -----   ------   -----   ------
Adjusted net income (loss)...........................  $0.10   $(0.25)  $0.70   $(0.04)
                                                       =====   ======   =====   ======
DILUTED EARNINGS PER COMMON SHARE:
Reported net income (loss)...........................  $0.05   $(0.31)  $0.55   $(0.22)
Goodwill amortization, net of taxes..................   0.05     0.06    0.15     0.18
                                                       -----   ------   -----   ------
Adjusted net income (loss)...........................  $0.10   $(0.25)  $0.70   $(0.04)
                                                       =====   ======   =====   ======

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") which supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. SFAS No. 144 is effective for the Company for the quarter ending March 31, 2002. Management has yet to determine the impact that the adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

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

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

                                    EXHIBITS

EXHIBIT
 NO.*                                  DESCRIPTION
-------                                -----------
  12      --   Computation of Ratio of Earnings to Fixed Charges

---------------

* In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.

     (b) Reports on Form 8-K:

     During the third quarter of 2001, the Company filed a Current Report on form 8-K, dated August 22, 2001, to announce that on August 16, 2001, the Court ruled on the Company's motion to dismiss that was filed in the consolidated class action lawsuit pending against the Company in the United States District Court for the Southern District of Texas. The Court granted in part the Company's motion to dismiss and granted the plaintiff leave to file an amended complaint.

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

Date: November 13, 2001

                               INDEX TO EXHIBITS

EXHIBIT
 NO.*                                  DESCRIPTION
-------                                -----------
  12      --   Computation of Ratio of Earnings to Fixed Charges

---------------

* In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.