Form 10-K
period 2001-12-31
WASTE MANAGEMENT INC
filed 2002-03-12
CIK 823768

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 512-6200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                    ------------------------------------
         Common Stock, $0.1 par value                     New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 5.75% CONVERTIBLE SUBORDINATED NOTES DUE 2005

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 8, 2002, was approximately $17,126,272,242. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange ("NYSE"). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)
     The number of shares of Common Stock, $.01 par value, of the registrant outstanding at March 8, 2002, was 628,690,931 (excluding treasury shares of 1,640,661).

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT                                  INCORPORATED AS TO
                   --------                                  ------------------
           Proxy Statement for the
     2002 Annual Meeting of Stockholders                          Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   34
Item 8.   Financial Statements and Supplementary Data.................   36
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   86
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   86
Item 11.  Executive Compensation......................................   87
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   87
Item 13.  Certain Relationships and Related Transactions..............   87
                                  PART IV
Item 14.  Financial Statement Schedules, Exhibits, and Reports on Form
          8-K.........................................................   87

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Waste Management, Inc. is its industry's leading provider of integrated waste services in North America. Through our subsidiaries, we provide collection, transfer, recycling and resource recovery, and disposal services. We are also a leading developer, operator and owner of waste-to-energy facilities in the United States. Our customers include commercial, industrial, municipal and residential customers, other waste management companies, governmental entities and independent power markets. During 2001, none of our customers accounted for more than 5% of our operating revenue. We employed approximately 57,000 people as of December 31, 2001.

     The Company was incorporated in Oklahoma in 1987 under the name "USA Waste Services, Inc." and was reincorporated as a Delaware company in 1995. In 1998, we merged with Waste Management, Inc., who became our 100% owned subsidiary and whose name we changed to Waste Management Holdings, Inc., or "WM Holdings" (the "WM Holdings Merger"). At the same time, we changed our name to Waste Management, Inc. When the terms "Waste Management," "WMI," the "Company," or "we" are used in this document, those terms are being used to refer to Waste Management, Inc., its subsidiaries, affiliates and predecessors, unless the context requires otherwise. The Company's principal executive offices are located at 1001 Fannin Street, Suite 4000, Houston, Texas 77002. Our telephone number at that address is (713) 512-6200. Our website address is http://www.wm.com. Our stock is traded on the NYSE under the symbol "WMI."

     In the past, our primary growth strategy was to purchase revenue through acquisitions. In 1999, the Company announced a strategic plan focused on emphasizing internal growth and focusing on our core business -- North American solid waste ("NASW") services. As part of the plan, beginning in 1999 and throughout 2000 and 2001, we divested all of our waste management operations outside of North America. Our operations outside of North America consisted of the collection and transportation of solid, hazardous and medical wastes and recyclable materials and the treatment and disposal of recyclable materials. Also included were the operation of solid and hazardous waste landfills, municipal and hazardous waste incinerators, water and waste-water treatment facilities, hazardous waste treatment facilities, waste-fuel powered independent power facilities, and the construction of treatment or disposal facilities for third parties.

     The Company divested most of its non-solid waste operations in 2000, which included all hazardous, low-level and other radioactive waste management and other non-NASW services (except for hazardous waste landfills, which are included in NASW operations). Our hazardous waste management services included the collection, transfer and treatment of hazardous waste. Our low-level and other radioactive waste services generally consisted of disposal, processing and various other special services related to these types of waste. Additionally, we provided hazardous, radioactive and mixed waste program and facilities management services. Included in our remaining non-solid waste operations are our independent power production plants ("IPPs"), which include the operation and, in some cases, the ownership of IPPs that either cogenerate electricity and thermal energy or generate electricity alone for sale to customers, including public utilities and industrial customers. In 2000, we classified our IPPs as held-for-sale operations. However, in the third quarter of 2001, we re-evaluated our business alternatives and decided to hold and operate all but one of the IPPs. As such, we reclassified all but one of our IPPs in the third quarter of 2001 from held-for-sale to held-for-use.

     Also included in our remaining non-solid waste operations at year-end were our geosynthetic manufacturing and installation services. These operations generally consisted of fabricating and installing landfill liners. These operations, which were marketed for sale in 2001 and which were classified as held-for-sale operations in the Company's consolidated financial statements included in this report, were sold in the first quarter of 2002, as described in
Note 25, "Subsequent Events," to the consolidated financial statements.

STRATEGY

     As we have completed our divestitures, we have refocused on operational excellence, which we seek to achieve by concentrating on (i) providing excellent customer service, (ii) improving operational efficiencies, (iii) increasing cash flow and (iv) generating higher profit margins. To that end, we established the following company-wide initiatives for 2001:

     - converting our existing financial systems to PeopleSoft enterprise financial systems;

     - implementing a procurement strategy to leverage our substantial buying power;

     - conducting in-depth studies of each metropolitan statistical area in which we own and operate assets to determine the dynamics of different markets, the way we serve those markets and the most profitable way to operate in those markets; and

     - implementing a strategy to improve customer focus and the way we service our customers.

     These initiatives have developed into our new business strategy. This strategy, which includes aspects of the already-in-progress initiatives and additional initiatives to complement our previous plans, is designed to emphasize internal growth and enable us to meet our continuing objective of operational excellence. The key points to our strategy include:

     - Local Market Business Integration -- We are creating integrated local business strategies for all of our lines of operations, including collection, disposal (including waste-to-energy plants), transfer and recycling, with the goal of improving the utilization of our asset base;

     - Service Excellence -- We are designing and implementing new procedures to better meet our customers' requirements;

     - Procurement -- We are implementing a procurement and sourcing process that will leverage the Company's size and total purchasing ability to realize savings and discounts through consolidation and reduction of the number of suppliers we use;

     - Information Technology -- We are continuing to improve system processes and capabilities needed to transition the entire Company to our business model of operational excellence;

     - People Performance Management -- We are aligning our incentive compensation with our strategies and guiding changes in our corporate culture;

     - Safety, Ethics and Compliance -- We are committed to providing a safe workplace for all employees and are creating a compliance culture in which abidance with laws and regulations and focus on integrity are the key factors;

     - Price/Revenue Management -- We are improving our pricing analysis capabilities, and developing and implementing new revenue management systems;

     - Sales Force Effectiveness -- We are providing tools, leadership and incentives throughout the Company that are designed to enable our sales force to improve its effectiveness and increase revenue; and

     - Financing -- We are utilizing a significant portion of the Company's free cash flow to repurchase common stock as a means of enhancing shareholder value.

     To support our business strategy, we recently announced our plan to adopt a new organizational structure. The new structure, which is discussed in Note 25, "Subsequent Events," to the consolidated financial statements, is designed to make us more market-based and customer driven, thereby aligning our organizational structure with our strategy.

OPERATIONS

  GENERAL

     The table below shows for each of the three years in the three-year period ended December 31, 2001 the total revenues (in millions) contributed by our principal lines of business. More information about our results of operations is included in Note 16 to the consolidated financial statements.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
North American Solid Waste:
  Collection............................................  $ 7,584   $ 7,675   $ 7,553
  Disposal..............................................    3,393     3,366     3,267
  Transfer..............................................    1,435     1,394     1,195
  Recycling and other...................................      592       805       664
  Intercompany..........................................   (1,994)   (2,022)   (1,994)
                                                          -------   -------   -------
                                                           11,010    11,218    10,685
Other...................................................      312     1,274     2,442
                                                          -------   -------   -------
  Operating revenues....................................  $11,322   $12,492   $13,127
                                                          =======   =======   =======

  NORTH AMERICAN SOLID WASTE

     We manage our NASW operations through six operating areas, all of which have similar operating economies. These six areas are comprised of four areas organized by geographic territories in the United States, plus our wholly-owned subsidiaries, Wheelabrator Technologies Inc. (referred to, together with its subsidiaries, as "WTI"), which overlaps certain of the U.S. areas, and Canadian Waste Services Inc., which provides services throughout most provinces in Canada. Each of the areas generally encompasses several states or provinces and has a member of senior management responsible for all operational aspects of such area. We have further divided the geographic areas into regions that include several economic market places. The regions' vice presidents oversee the districts, or the basic operating locations within each area, whose manager is directly responsible for day-to-day operations. The NASW services provided by these areas include collection, disposal (solid waste landfills, hazardous waste landfills and waste-to-energy facilities), transfer, recycling and other services in the United States and Canada.

     Collection. Collection involves picking up and transporting waste from where it was generated to a transfer station or disposal site. Depending on the type of customer being served, we generally provide collection services under one of two types of arrangements:

     - For commercial and industrial collection services, there is generally a one to three-year service agreement. The fees under the agreements are determined by factors such as collection frequency, type of collection equipment furnished by the Company, type and volume or weight of the waste collected, the distance to the disposal facility, labor cost and cost of disposal. As part of the service, we provide steel containers to most of the commercial and industrial customers to store their solid waste. The containers range in size from one to 50 cubic yards and are designed so that they can be lifted mechanically and either emptied into a truck's compaction hopper or directly into a disposal site. By using these containers, we can service most of our commercial and industrial customers with trucks operated by only one employee.

     - For most residential collection services, there is a contract with, or franchise granted by, a municipality or regional authority that has granted the Company the exclusive right to service all or a portion of the homes in that area. These contracts or franchises are typically for one to five years, but can sometimes be longer. The fees for residential collection are either paid by the authorities from their tax revenues or service charges, or are paid directly by the residents receiving the service.

     Disposal. Landfills are the main depository for solid waste in North America. Solid waste landfills are located on land with geological and hydrological properties that limit the possibility of water pollution, and are operated under prescribed procedures. Currently, solid waste landfills in the United States must be designed, permitted, operated, closed and maintained after closure in compliance with federal, state and local regulations pursuant to Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). The operation of a solid waste landfill includes excavation, construction of liners and final caps, continuous spreading and compacting of waste, and covering of waste with earth or other inert material at least once a day. These operations are carefully planned to maintain sanitary conditions and to ensure the best possible use of the airspace and prepare the site so it can ultimately be used for other purposes.

     Access to a disposal facility, such as a solid waste landfill, is a necessity for all solid waste management companies. While access can be obtained to disposal facilities owned or operated by unaffiliated third parties, we believe it is usually preferable for our collection operations to use disposal facilities that we own or operate. That way, the Company achieves greater internalization by paying itself instead of a third party, thus achieving higher consolidated margins. The fees charged at disposal facilities, which are known as "tipping fees," are based on market factors and the type and weight or volume of solid waste deposited and the type and size of the vehicles used in the transportation of the waste.

     We also operate five secure hazardous waste landfills in the United States. Under RCRA, all hazardous waste landfills must be permitted by the federal government, and all of ours have obtained such permits. These landfills must also comply with certain operating standards, and our hazardous waste landfills have received the permits and approvals needed to accept hazardous waste, although some of them can only accept certain kinds of hazardous waste. Only hazardous waste in a stable, solid form, which meets applicable regulatory requirements can be deposited in our secure disposal cells. Our hazardous waste landfills are sited, constructed and operated in a manner designed to provide long-term containment of the waste.

     In some cases, hazardous waste can be treated before disposal. Generally, these treatments involve the separation or removal of solid materials from liquids and chemical treatments that involve the transformation of wastes into inert materials that are no longer hazardous. The Company operates a hazardous waste facility at which it isolates treated hazardous wastes in liquid form by injection into deep wells that have been drilled in rock formations far below the base of fresh water to a point that is separated by other substantial geological confining layers.

     We owned or operated 297 solid waste and five hazardous landfills at December 31, 2001. Based on remaining permitted capacity as of December 31, 2001 and projected annual disposal volumes, the average remaining landfill life for these landfills is approximately 21 years. Many of our existing landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining an expansion. We are currently seeking to expand permitted capacity at 105 of our landfills for which we consider these expansions to be probable. Although no assurances can be made that all future expansions will be permitted as designed, the average remaining landfill life for all landfills is approximately 31 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume. For the Company's operating landfills as of December 31, 2001, the expected remaining airspace capacity in cubic yards and tonnage of waste that can be accepted at the landfill is shown below (in millions):

                                                                       PROBABLE
                                                           PERMITTED   EXPANSION   TOTAL
                                                           ---------   ---------   -----
Remaining cubic yards....................................    3,377       1,725     5,102
Remaining tonnage........................................    2,748       1,420     4,168

     The following table reflects landfill capacity and airspace changes, as measured in tons, for landfills operated during the year ended December 31, 2001 (in millions):

                             BALANCE AS OF   ACQUISITIONS,      NEW                            CHANGES IN    BALANCE AS OF
                             DECEMBER 31,    DIVESTITURES    EXPANSIONS   PERMITS   AIRSPACE   ENGINEERING   DECEMBER 31,
                                 2000        AND CLOSURES     PURSUED     GRANTED   CONSUMED    ESTIMATES        2001
                             -------------   -------------   ----------   -------   --------   -----------   -------------
Permitted airspace.........      2,447            (1)            --         346       (121)         77           2,748
Expansion airspace.........      1,478            (7)           183        (346)        --         112           1,420
                                 -----            --            ---        ----       ----         ---           -----
Total available airspace...      3,925            (8)           183          --       (121)        189           4,168
                                 =====            ==            ===        ====       ====         ===           =====

     The estimated operating lives, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2001, is as follows:

                                          0 TO 5   6 TO 10   11 TO 20   21 TO 40   41+   TOTAL
                                          ------   -------   --------   --------   ---   -----
Owned/operated through lease............    34       30         42         76      71     253
Contracts, primarily with
  municipalities........................    18        6          5         14       6      49
                                            --       --         --         --      --     ---
Total...................................    52       36         47         90      77     302

     Through WTI, we also own, or operate through agreements, 16 waste-to-energy facilities, which, in addition to landfills, are facilities that accept solid waste for disposal. Our waste-to-energy facilities are capable of processing up to 23,600 tons of solid waste each day. The solid waste is burned at these facilities, producing heat that is converted into high-pressure steam. We use that steam to generate electricity for sales to public utility and industrial companies under long-term contracts. Our waste-to-energy facilities can generate up to 635 megawatts ("mW") of electricity per hour, enough to power approximately 555,000 homes.

     The tonnage volume that we received in 2001 at all of our disposal facilities is shown below (in thousands):

                                                              # OF     TOTAL     TONS
                                                              SITES    TONS     PER DAY
                                                              -----   -------   -------
Solid waste landfills.......................................   297    118,234     435
Hazardous landfills.........................................     5      1,933       7
Waste-to-energy facilities..................................    16      7,400      20
                                                               ---    -------     ---
                                                               318    127,567     462
                                                                                  ===
Solid waste landfills closed during 2001....................    11        648
                                                               ---    -------
                                                               329    128,215
                                                               ===    =======

     Transfer Stations. A transfer station is a facility located near residential and commercial collection routes where collection trucks take the solid waste that has been collected. The solid waste is then transferred via transfer trucks or rail to disposal sites. Fees at transfer stations are usually based on the type and volume or weight of the waste transferred and the distance to the disposal site. At December 31, 2001, we operated approximately 300 transfer stations in North America. There are two main reasons for using transfer stations:

     - Their use reduces the costs associated with transporting waste to final disposal sites. This cost reduction is due to the fact that the trucks, railcars or rail containers that we use for transfer have a larger capacity than the collection trucks, again allowing more waste to be transported to the disposal facility in each trip. The consolidation of the waste also increases the efficient use of our collection personnel and equipment since they are not making trips to the disposal sites and instead are focusing on collection.

     - The use of transfer stations also improves internalization by allowing us to pay ourselves, rather than a third party, the fees charged to dispose of waste we picked up. A greater percentage of the waste we collect can be disposed of at one of our own disposal sites, rather than having to use a closer disposal site owned by a third party when our transfer station is used, because the waste coming into one of our transfer stations will usually be taken to one of our own disposal facilities. As the transfer vehicles can transport waste longer distances more efficiently than the collection vehicles, we are able to internalize more waste.

     Recycling. The Company provides recycling services in the United States and Canada through its Recycle America(R), Recycle Canada(R) and other complementary programs. Recycling involves the removal of reusable materials from the waste stream for processing and resale or other disposition for use in various applications. Our commercial and industrial operations include collection, including customized collection programs, data destruction, shredding, automated sorting and construction and demolition processing. We use state-of-the-art technology for sorting and processing glass to remove contaminants and color separate the glass, which increases material recovery and delivers higher quality recovered materials to manufacturers. We also provide complete management marketing programs for processing, inventory and sale of recovered plastic and rubber. In recent years, our recycling operations have also focused on the recovery of electronic scrap, instituting programs for the collection and recycling of electronic materials.

     As part of our residential solid waste collection services, we also engage in curbside collection of recyclable materials from residences in the United States and Canada. Curbside recycling services generally involve the collection of recyclable paper, glass, plastic and metal waste materials, which may be separated by residents into different waste containers or disposed of together, all as recyclable materials. Recyclable materials are deposited by one of our collection trucks, or by residents themselves, at a local materials recovery facility ("MRF") for weighing, processing and marketing. We operate over 190 MRFs, where paper, glass, metals, plastics and compost are recovered for resale, and 18 secondary processing facilities where materials received from MRFs are processed into raw products used in the manufacturing of consumer goods. Our recycling operations include the marketing and reselling of recyclable materials on behalf of our own facilities as well as for third parties.

     Fees for recycling services are determined by such considerations as market factors, frequency of collection, type and volume or weight of the recyclable material, degree of processing required, distance the recyclable material must be transported and the market value of the recovered material.

     Other NASW. As part of our other NASW operations, we operate methane gas recovery projects at 69 of our owned or operated solid waste landfill facilities. These operations involve the installation of a gas collection system into a solid waste landfill. Through the gas collection system, methane gas generated by decomposing solid waste is collected and transported to a gas-processing facility at the landfill site. Through physical and chemical processes, methane gas is separated from contaminants. At 37 of our facilities, the processed methane gas is sold to an affiliate of the Company, which uses it as a fuel to power electricity generators. The generated electricity is then sold, usually to public utilities or industrial customers under long-term sales contracts, often under terms or conditions which are subject to approval by regulatory authorities. At the remaining 32 landfills, the methane gas is sold directly to industrial customers who use it as an alternative to fossil fuel in industrial processes such as steam boilers, cement kilns and utility plants.

     In addition, as part of our other NASW operations, we rent and service portable restroom facilities to municipalities and commercial customers under the name Port-o-let(R), and provide street and parking lot sweeping services.

     We also provide in-plant services, in which we outsource our employees to provide full service waste management to customers at their plants. Our vertically integrated waste management operations allow us to provide these customers with full management of their waste, including choosing the right sized containers, finding recycling opportunities, minimizing their waste, and transporting and disposing of their waste.

  OTHER

     The Company's "Other" business segment consists of its non-solid waste operations, including a geosynthetic manufacturing and installation service, which generally involves the making and installing of landfill liners. This business was marketed for sale in 2001 and has been classified as held-for-sale operations in the consolidated financial statements included in this report. The business was sold in the first quarter of 2002 as described in Note 25 to the consolidated financial statements.

     Also included in Other are the Company's IPPs, which convert various waste fuels into electricity. The IPPs combust wood waste, anthracite culm, tires, landfill gas and natural gas. The wood waste facilities combust the waste products of the forest products industry, waste from agricultural operations, and are integral to the solid waste industry, disposing of urban wood, waste tires and railroad ties/utility poles. The anthracite culm project uses the ash from old mine waste piles and reclaims the unusable land beneath. In addition to electricity production, the IPPs also produce steam, which is sold to a state hospital, a prison, sawmills, a particleboard plant and a pulp/paper complex. The IPPs produce a total of 248 mW of electricity per hour, enough to power approximately 225,000 homes.

     In addition, the Company has a derivative trading operation that is just getting started. The primary purpose of this operation is to hedge our exposure to price fluctuations in the pulp and paper commodity markets.

COMPETITION

     The solid waste industry is very competitive. The competition is from a number of publicly-held companies, locally-owned private solid waste services companies, and large commercial and industrial companies handling their own waste collection or disposal operations. We also have competition from municipalities and other regional government authorities with respect to residential and commercial solid waste collection and solid waste landfills. The municipalities and other regional governmental authorities can sometimes offer lower direct charges to the customer for the same service by subsidizing the cost of services through the use of tax revenues and tax-exempt financing.

     Operating costs, disposal costs and collection fees vary widely throughout the geographic areas in which we operate. The prices that we charge are determined locally, and typically vary by the volume, type of waste collected, treatment requirements, risks involved in the handling or disposing of waste, frequency of collections, distance to final disposal sites, labor costs and amount and type of equipment furnished to the customer. We face intense competition for both quality of service and pricing considerations. From time to time, competitors may reduce the price of their services and accept lower profit margins in an effort to expand or maintain market share or to successfully obtain competitively bid contracts.

EMPLOYEES

     At December 31, 2001, the Company had approximately 57,000 full-time employees, of which approximately 8,000 were employed in clerical, administrative, and sales positions; approximately 6,000 in management; and the balance in collection, disposal, transfer station and other operations. Approximately 14,000 of our employees are covered by collective bargaining agreements. The Company has not experienced a significant work stoppage, and management considers its employee relations to be good.

INSURANCE AND FINANCIAL ASSURANCE OBLIGATIONS

     We carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers' compensation, directors' and officers' liability, pollution legal liability, and other coverages we believe are customary to the industry. Except as may be discussed in Note 20 to the consolidated financial statements included in this report, we do not expect the impact of any known casualty, property, environmental insurance or other contingency to be material to our financial condition, results of operations or cash flows.

     Through December 31, 2001, we have not experienced any difficulty in obtaining insurance. However, the tragic events of September 11th have had an impact upon the financial status of a number of insurance, surety and reinsurance providers, which could in turn cause an increase in the cost and a decrease in the availability of surety and insurance coverages available to us in the future. If we were unable to obtain adequate insurance in the future, obtained insurance from a company that was ultimately unable to satisfy its commitments, or decided to operate without insurance, any partially or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect upon our financial condition, results of operations or cash flows. Additionally, our continued access to casualty and pollution legal liability insurance with sufficient limits at acceptable terms is an important aspect of obtaining revenue-producing waste service contracts.

     For the 14 months ended January 1, 2000, the Company insured certain risks, including auto, general and workers' compensation, with Reliance National Insurance Company ("Reliance"). On June 11, 2001, the ultimate parent of Reliance, Reliance Group Holdings, Inc., filed for bankruptcy under Chapter 11 of the United State Bankruptcy Code of 1978 as amended (the "Bankruptcy Code"). On October 3, 2001, Reliance was placed in liquidation by a Pennsylvania court. We have determined that we will have coverage through various state insurance guarantee funds in some, but not all, of the jurisdictions where we are subject to claims that would have been covered by the Reliance insurance program. While it is not possible to predict the outcome of proceedings involving Reliance, we believe that because of the various insurance guarantee funds and potential recoveries from the liquidation, it is unlikely that events relating to Reliance will have a material adverse impact on our financial statements. However, we believe that the ultimate resolution of claims that would have been covered by Reliance may take several years.

     Municipal and governmental waste management contracts typically require performance bonds or bank letters of credit to secure performance. We are also required to provide financial assurance for the final closure and post-closure obligations with respect to our landfills. We establish financial assurance in different ways, depending on the jurisdiction, including escrow-type accounts funded by revenues during the operational life of a facility, letters of credit from third parties, surety bonds, trust agreements and traditional insurance. We also use captive insurance, or insurance policies issued by a wholly-owned insurance company subsidiary, National Guaranty Insurance Company ("NGIC"), the sole business of which is to issue such policies to the Company in order to secure such obligations. NGIC is authorized to write up to $901 million in insurance policies or surety bonds for our final closure and post-closure requirements. In those instances where the use of captive insurance is not acceptable, we have available alternative bonding mechanisms.

     As of December 31, 2001, we had provided letters of credit of approximately $1.6 billion (approximately $1.5 billion of which are issued under our $1.75 billion syndicated revolving credit facility), surety bonds of approximately $2.7 billion, trust agreements of approximately $71 million, financial guarantees of approximately $63 million and insurance policies of approximately $830 million (including $798 million written by NGIC) to municipalities, customers and regulatory authorities supporting tax-exempt bonds, performance of landfill final closure and post-closure requirements, insurance contracts, municipal contracts and financial guarantee obligations. To date, we have not experienced unusual difficulty in obtaining financial assurance for our operations. However, continued availability of letters of credit, surety bonds and insurance policies in sufficient amounts at acceptable rates is a vital aspect of our ongoing operations. Financial assurance is generally a requirement for obtaining additional tax-exempt financing and municipal collection contracts, and for obtaining or retaining disposal site or transfer station operating permits.

REGULATION

     Our business is subject to extensive and evolving federal, state, local and foreign environmental, health, safety, and transportation laws and regulations. These laws and regulations are administered by the EPA and various other federal, state and local environmental, zoning, transportation, land use, health, and safety agencies in the United States and various other agencies outside of the United States. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations. Governmental authorities have the power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in case of violations.

     Because the major component of our business is the collection and disposal of solid waste in an environmentally sound manner, a significant amount of our capital expenditures are related, either directly or indirectly, to environmental protection measures, including compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment. There are costs associated with siting, design, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. In connection with our acquisition, development or expansion of a disposal facility or transfer station, we must often spend considerable time, effort and money to obtain or maintain necessary required permits and approvals. There cannot be any assurances that we will be able to obtain or maintain necessary governmental approvals. Once obtained, operating permits are subject to modification and revocation by the issuing agency. Compliance with these and any future regulatory requirements could require the Company to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

     The primary United States federal statutes affecting our business are summarized below:

     - RCRA regulates the handling, transportation and disposal of hazardous and non-hazardous wastes and delegates authority to states to develop programs to ensure the safe disposal of solid wastes. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations must be implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. From time to time, we may incur costs in complying with these standards in the ordinary course of its operations. However, all of our planned landfill developments and expansions will be engineered to meet or exceed applicable Subtitle D requirements and we do not believe that such costs would have a material adverse effect on our operations.

     - The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is also known as Superfund ("CERCLA"), provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment. CERCLA's primary means for avoiding such releases is to impose liability for cleanup of disposal sites on current owners and operators, the owners and operators at the time of disposal as well as the generators of the waste and the transporters who select the disposal site. Liability under CERCLA is not dependent on the intentional disposal of hazardous wastes. It can be based upon the release or threatened release even as a result of lawful, unintentional and non-negligent action, of any one of the more than 700 "hazardous substances" listed by the EPA, even in very small quantities.

     - The Federal Water Pollution Control Act of 1972 (the "Clean Water Act"), establishes rules for regulating the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid waste disposal sites. If run-off from our operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional rules under the Clean Water Act, which establish standards for management of storm water runoff from landfills and which require landfills to obtain storm water discharge permits. In addition, if a landfill or a transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, if development of a landfill may alter or affect "wetlands," a permit may have to be obtained before such development could commence, affecting the construction or expansion of many landfill sites. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

     - The Clean Air Act of 1970, as amended (the "Clean Air Act"), provides for increased federal, state and local regulation of the emission of air pollutants. The EPA has applied the Clean Air Act to certain of our operations, including solid waste landfills and waste collection vehicles. Additionally, in 1996, the EPA issued new source performance standards for new landfills and emission guidelines for existing landfills to control emissions of landfill gases. The regulations impose limits on air emissions from solid waste landfills, subject most of our solid waste landfills to certain permitting requirements and, in some instances, require installation of methane gas recovery systems to reduce emissions to allowable limits. The Company already operates methane gas recovery systems at 69 of its solid waste landfills. The Company does not believe that continued costs of compliance with Clean Air Act permitting and emission control requirements will have a material adverse effect on the Company.

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

     Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Additionally, certain state and local governments have enacted "flow control" regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. In 1994, the United States Supreme Court ruled that a flow control ordinance was unconstitutional. However, other courts have refused to apply the Supreme Court precedent in various circumstances. In addition, from time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. These congressional efforts have been unsuccessful. The United States Congress' adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control, the adoption of legislation affecting interstate transportation of waste at the state level, or the courts' interpretation or validation of flow control legislation could adversely affect the Company's solid waste management services.

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

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

     When we make statements containing projections about our accounting and finances, about our plans and objectives for the future, about our future economic performance or containing any other projections or estimates about our assumptions relating to these types of statements, we are making forward-looking statements. These statements usually relate to future events and anticipated revenues, earnings or other aspects of our operations or operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. You should view such statements with caution. These statements are not guarantees of future performance or events. All phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. Additionally, the Company assumes no obligation to update any forward-looking statements as a result of future events or developments.

     Outlined below are some of the risks that the Company faces and that could affect our business and financial statements for 2002 and beyond. However, they are not the only risks that the Company faces. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business.

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

     In the ordinary course of our business, we have, and may in the future, become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations. These include proceedings in which:

     - agencies of federal, state, local or foreign governments seek to impose liability on us under applicable statutes, sometimes involving civil or criminal penalties or violations, or to revoke or deny renewal of a permit we need, and

     - citizen groups, adjacent landowners or governmental agencies oppose the issuance, renewal or expansion of a permit or approval we need, allege violations of the permits or approval under which we operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage.

     The adverse outcome of one or more of these proceedings could have a material adverse effect on our financial condition, results of operations and cash flows.

     From time-to-time we have received citations or notices from governmental authorities alleging that our operations are not in compliance with our permits or certain applicable environmental or land use laws and regulations. In the future we may receive additional citations or notices. We generally seek to work with the authorities to resolve the issues raised by such citations or notices. However, we cannot guarantee that we will always be successful in this regard. Where we are not successful, we may incur fines, penalties or other sanctions that could have a material adverse effect on our financial condition, results of operations and cash flows.

     Our insurance for environmental liability meets or exceeds statutory requirements. However, because we believe that the cost for such insurance is high relative to the coverage it would provide, our coverages are generally maintained only at statutorily required levels. Due to the limited nature of our insurance coverage for environmental liability, if we were to incur liability for environmental damage in excess of any coverage, such liability could have a material adverse effect on our financial condition, results of operations and cash flows.

     In addition, to fulfill our financial assurance obligations with respect to environmental closure and post-closure liabilities, we generally obtain letters of credit or surety bonds, or rely on insurance, including captive insurance. We currently have in place all necessary financial assurance instruments, and we do not anticipate any difficulties obtaining financial assurance instruments in the future. However, in the event we are unable to obtain sufficient surety bonding, letters of credit or third-party insurance coverage at reasonable cost, or one or more states cease to view captive insurance as adequate coverage, we would need to rely on other forms of financial assurance. These types of financial assurance, if available, could be more expensive to obtain, which could negatively impact on our liquidity and capital resources.

  GOVERNMENTAL REGULATIONS MAY RESTRICT OUR OPERATIONS OR INCREASE OUR COSTS OF OPERATIONS

     Stringent government regulations at the federal, state and local level in the United States and Canada have a substantial impact on our business. A large number of complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Among other things, they may restrict our operations and adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

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

     Our customers utilize alternatives to landfill disposal, such as recycling and composting. In addition, state and local governments mandate recycling and waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard wastes, at landfills or waste-to-energy facilities. Although such mandates can be a very useful tool to protect our environment, these developments could reduce the volume of waste going to landfills and waste-to-energy facilities in certain areas, which may affect our ability to operate our landfills and waste-to-energy facilities at full capacity, as well as the prices that we can charge for landfill disposal and waste-to-energy services.

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

  FLUCTUATIONS IN COMMODITY PRICES AFFECT OUR OPERATING REVENUES

     Our recycling operations process for sale certain recyclable materials such as paper, plastics, aluminum and other commodities, all of which are subject to significant price fluctuations. Additionally, there may be significant price fluctuations in the price of methane gas, electricity and other energy-related products that are marketed and sold by our landfill gas recovery, waste-to-energy and IPP operations. These fluctuations may affect our future operating income and cash flows.

  WE FACE UNCERTAINTIES RELATING TO PENDING LITIGATION AND INVESTIGATIONS

     On three different occasions during July and August 1999, we lowered our expected earnings per share for the three months ended June 30, 1999. More than 30 lawsuits that claim to be based on our 1999 announcements have been filed against us and some of our current and former officers and directors. These lawsuits, which have been consolidated into one action, assert various claims under the federal securities laws, including claims that (i) the projections we made about our June 30, 1999 earnings were false and misleading, (ii) we failed to disclose information about our earnings projections that would have been important to purchasers of our stock, (iii) we made further misrepresentations after July 29, 1999 about our operations and finances, resulting in our company taking a pre-tax charge of $1.76 billion in the third quarter of 1999, and (iv) we made false or misleading representations in the registration statement and prospectus filed with the SEC in connection with the WM Holdings Merger. The plaintiffs also claim that certain of our current and former officers and directors sold their common stock during times when they knew the price was artificially inflated by the alleged misstatements and omissions.

     On November 7, 2001, we announced that we had reached a settlement agreement with plaintiffs in this case, resolving all claims against us and the other defendants arising from or related to the allegations in the litigation. Under the settlement agreement, which is subject to approval by the court, we will pay $457 million to certain purchasers or acquirers of our securities during the period from June 11, 1998 through November 9, 1999, and will present and recommend to our stockholders a binding resolution to require that all of our directors are elected annually. The court has scheduled a hearing to determine the fairness of the settlement agreement for May 10, 2002. However, we are unable to determine the outcome of the hearing that the court will hold regarding whether the settlement is fair, reasonable and adequate. Additionally, if the settlement is approved, there may be an appeal of that approval. Finally, it is uncertain how many class members will request to be excluded from the class and whether that number will be large enough to trigger a provision in the settlement agreement that would allow termination of the agreement.

     Other lawsuits relating to the facts described above, and the February 1998 restatements by WM Holdings of its prior-period financial statements, including purported class actions, have been filed against WM Holdings and us. These include lawsuits by individuals who purchased our stock or stock of WM Holdings, sold businesses or assets to us or WM Holdings, or held their stock allegedly in reliance on statements we made. For a more detailed discussion of our current litigation, see Note 20, "Commitments and Contingencies," to the consolidated financial statements included in this report.

     We and our subsidiaries are also currently involved in other civil litigation and governmental proceedings in the ordinary course of our business. We cannot predict or determine the outcome or resolution of all of the proceedings brought against us. In addition, the timing of the final resolutions to these matters is uncertain. The possible outcomes or resolutions to these matters or any new litigation or governmental proceedings could include judgments against us or settlements, either of which could require substantial payments by us and thus could have a material adverse effect on our financial condition, results of operations and cash flows.

  INTENSE COMPETITION COULD REDUCE OUR PROFITABILITY

     We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists of several large national waste management companies, and local and regional companies of varying sizes and financial resources. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial competitive advantages because tax revenues and tax-exempt financing are available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage. In addition, competitors may reduce their prices to expand sales volume or to win competitively bid municipal contracts.

  WE FACE POTENTIAL DIFFICULTIES IMPLEMENTING OUR NEW ORGANIZATION PLAN AND MANAGING OUR PAST GROWTH

     In March 2002, we announced our plan to adopt a new organizational structure. This structure changes the way in which our field operations are set up and reduces the staffing levels in the field. The new structure aligns the decision-making, staff support and operations of the field operations with metropolitan statistical areas that closely parallel the generation, transport and movement of solid waste in the United States. We believe that the new structure will improve our business by optimizing our resources, assets and people to lower our cost structure and add value for our stockholders. However, there can be no assurance that implementation of our plan will be without disruption to our operations or that the new structure will result in the benefits anticipated.

     Additionally, we made a number of acquisitions in past years, some of them substantial, and continue to pursue attractive acquisition opportunities. Our future financial results and prospects depend in part on our ability to successfully manage and improve the operating efficiencies and productivity of the operations acquired. In particular, whether the anticipated benefits of our acquired operations are ultimately achieved will depend on a number of factors, including our ability to achieve administrative cost savings, rationalization of collection routes, insurance and bonding cost reductions, general economies of scale, and our ability, generally, to capitalize on our asset base and strategic position. Our acquisitions also involve the potential risk that we failed to accurately assess all of the pre-existing liabilities of the companies acquired.

  EFFORTS BY LABOR UNIONS TO ORGANIZE OUR EMPLOYEES COULD DIVERT MANAGEMENT ATTENTION AND INCREASE OUR OPERATING EXPENSES

     Labor unions constantly make attempts to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with some of the groups. We cannot predict which, if any, groups of employees may seek union representation in the future or the outcome of collective bargaining. The negotiation of these agreements could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through "cooling off" periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of such work stoppage, our operating expenses could increase significantly.

  FLUCTUATIONS IN FUEL COSTS COULD AFFECT OUR OPERATING EXPENSES AND RESULTS

     The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Fuel is needed to run our collection and transfer trucks, and any price escalations or reductions in supply could increase our operating expenses and have a negative impact on our consolidated financial condition, results of operations and cash flows. We have implemented a fuel surcharge to partially offset increased fuel costs. However, we are not always able to pass through all of the increased fuel costs due to the terms of certain customers' contracts.

  WE FACE RISKS RELATING TO GENERAL ECONOMIC CONDITIONS

     We face risks related to general economic and market conditions, including the potential impact of the status of the economy, and interest rate fluctuations. We also face risks related to other adverse external economic conditions, such as the ability of our insurers to timely meet their commitments and the effect that significant claims or litigation against insurance companies may have on such ability. Any negative general economic conditions could materially adversely affect our financial condition, results of operation and cash flows.

  WE MAY NEED ADDITIONAL CAPITAL IF OUR CASH FLOW IS LESS THAN EXPECTED

     We currently expect to generate sufficient cash flow from operations to cover our anticipated cash needs for capital expenditures, acquisitions and other cash expenditures. However, we recently announced a stock buy back program of up to $1 billion annually, and we expect to fund the settlement of our stockholder class action lawsuit in July 2002. If our cash flow from operations is less than currently expected, or our capital requirements increase, either due to strategic decisions or otherwise, or if we buy back stock such that our available cash is reduced, we may elect to incur further indebtedness or issue equity securities to cover any additional capital needs. However, we cannot guarantee that we will be successful in obtaining additional capital on acceptable or favorable terms.

     Our credit facilities require us to comply with certain financial ratios. If our cash flows are less than expected or our capital or other cash requirements are more than expected, we may not be in compliance with the ratios. This would result in a default under our credit agreements. If there were a default, we may not be able to get waivers or amendments to our credit facilities, and the lenders could choose to declare all outstanding borrowings due and payable. If that happened, there can be no assurances that we could fully repay the amounts due or obtain a waiver of such default or timely obtain alternative financing. Since we are partially dependent on our credit facilities to fund borrowing and bonding needs, any default could have a material adverse effect on our consolidated financial condition, results of operation and cash flows.

  WE MAY ENCOUNTER DIFFICULTIES DEPLOYING OUR ENTERPRISE SOFTWARE

     We have recently deployed enterprise-wide software systems that replaced our previous financial, human resources and payroll systems. These systems may initially contain errors or cause other problems that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved.

ITEM 2.  PROPERTIES

     Our principal executive offices are in Houston, Texas where we lease approximately 400,000 square feet under leasing arrangements expiring at various times through 2010. We also have U.S. field-based administrative offices in California, Illinois, Pennsylvania, New Hampshire and Georgia and a field-based administrative office in Ontario, Canada.

     Our principal property and equipment consist of land (primarily landfills, transfer stations and bases for collection operations), buildings, waste treatment or processing facilities (other than landfills) and vehicles and equipment. We own or lease real property in most locations where we have operations. We have operations in each of the fifty states, other than Montana and Wyoming. We also have operations in the District of Columbia, Puerto Rico and throughout Canada.

     At December 31, 2001, of the 302 Company operated landfills, we owned or operated through lease agreements 253 active sites in North America. These sites control approximately 134,000 acres of land, including approximately 33,000 permitted acres and approximately 6,000 acres we consider to be probable expansion acreage for landfill use. Additionally, we operate 49 landfills through contractual agreements, primarily with municipalities. At December 31, 2001, in North America we operated approximately 300 transfer stations, over 190 MRFs and 18 secondary processing facilities. We also owned, or operated through agreements, 16 waste-to-energy facilities and eight IPPs in North America as of December 31, 2001.

     We believe that our vehicles, equipment, and operating properties are adequately maintained and adequate for our current operations. However, we expect to continue to make investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions. For more information, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report.

ITEM 3.  LEGAL PROCEEDINGS

     Information regarding our legal proceedings can be found under the "Litigation" section of Note 20, "Commitments and Contingencies," in the consolidated financial statements included in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of our stockholders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NYSE under the symbol "WMI." The following table sets forth the range of the high and low per share sales prices for our common stock as reported on the NYSE Composite Tape.

                                                               HIGH     LOW
                                                              ------   ------
2000
  First Quarter.............................................  $18.50   $13.00
  Second Quarter............................................   20.88    13.31
  Third Quarter.............................................   21.88    17.12
  Fourth Quarter............................................   28.31    17.31
2001
  First Quarter.............................................  $28.63   $22.52
  Second Quarter............................................   30.95    22.51
  Third Quarter.............................................   31.85    24.79
  Fourth Quarter............................................   32.50    24.09
2002
  First Quarter (through March 8, 2002).....................  $31.25   $22.00

     On March 8, 2002, the closing sale price as reported on the NYSE was $27.46 per share. The number of holders of record of our common stock at March 8, 2002, was 30,003.

     As of December 31, 2001, we have the capacity, under the most restrictive of our loan covenant financial tests, to make dividend payments or repurchase shares in the aggregate amount of up to approximately $1.5 billion, plus 25% of future net retained earnings. We declared and paid cash dividends of $0.01 per share, or approximately $6 million, during each of 2000 and 2001. See Note 12 to the consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

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

                                                           YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                 2001      2000      1999      1998      1997
                                                -------   -------   -------   -------   -------
                                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Operating revenues............................  $11,322   $12,492   $13,127   $12,626   $11,972
                                                -------   -------   -------   -------   -------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below)................    6,666     7,538     8,269     7,283     7,482
  Selling, general and administrative.........    1,622     1,738     1,920     1,333     1,438
  Depreciation and amortization...............    1,371     1,429     1,614     1,499     1,392
  Merger and acquisition related costs........       --        --        45     1,807       113
  Asset impairments and unusual items.........      380       749       739       864     1,771
Loss from continuing operations held for sale,
  net of minority interest....................       --        --        --        --        10
                                                -------   -------   -------   -------   -------
                                                 10,039    11,454    12,587    12,786    12,206
                                                -------   -------   -------   -------   -------
Income (loss) from operations.................    1,283     1,038       540      (160)     (234)
                                                -------   -------   -------   -------   -------
Other income (expense):
  Interest expense............................     (541)     (748)     (770)     (682)     (556)
  Interest income.............................       37        31        38        27        45
  Minority interest...........................       (5)      (23)      (24)      (24)      (45)
  Other income, net...........................       13        23        53       139       127
                                                -------   -------   -------   -------   -------
                                                   (496)     (717)     (703)     (540)     (429)
                                                -------   -------   -------   -------   -------
Income (loss) from continuing operations
  before income taxes.........................      787       321      (163)     (700)     (663)
Provision for income taxes....................      284       418       232        67       363
                                                -------   -------   -------   -------   -------
Income (loss) from continuing operations......      503       (97)     (395)     (767)   (1,026)
Income from discontinued operations...........       --        --        --        --        96
Extraordinary item............................       (2)       --        (3)       (4)       (7)
Accounting change.............................        2        --        --        --        (2)
                                                -------   -------   -------   -------   -------
Net income (loss).............................  $   503   $   (97)  $  (398)  $  (771)  $  (939)
                                                =======   =======   =======   =======   =======
Basic earnings (loss) per common share:
  Continuing operations.......................  $  0.80   $ (0.16)  $ (0.64)  $ (1.31)  $ (1.84)
  Discontinued operations.....................       --        --        --        --      0.17
  Extraordinary item..........................       --        --     (0.01)    (0.01)    (0.01)
  Accounting change...........................       --        --        --        --        --
                                                -------   -------   -------   -------   -------
  Net income (loss)...........................  $  0.80   $ (0.16)  $ (0.65)  $ (1.32)  $ (1.68)
                                                =======   =======   =======   =======   =======
Diluted earnings (loss) per common share:
  Continuing operations.......................  $  0.80   $ (0.16)  $ (0.64)  $ (1.31)  $ (1.84)
  Discontinued operations.....................       --        --        --        --      0.17
  Extraordinary item..........................       --        --     (0.01)    (0.01)    (0.01)
  Accounting change...........................       --        --        --        --        --
                                                -------   -------   -------   -------   -------
  Net income (loss)...........................  $  0.80   $ (0.16)  $ (0.65)  $ (1.32)  $ (1.68)
                                                =======   =======   =======   =======   =======
Cash dividends per common share...............  $  0.01   $  0.01   $  0.01   $  0.16   $  0.56
                                                =======   =======   =======   =======   =======
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (deficit).....................  $  (597)  $  (582)  $(1,269)  $  (412)  $(1,967)
Intangible assets, net........................    5,121     5,193     5,356     6,250     4,848
Total assets..................................   19,490    18,565    22,681    22,882    20,156
Long-term debt, including current portion.....    8,224     8,485    11,498    11,732     9,480
Stockholders' equity..........................    5,392     4,801     4,402     4,372     3,855

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Below is a discussion of our operations for the three years ended December 31, 2001. This discussion may contain forward-looking statements that anticipate results based on management's plans that are subject to uncertainty. The Company discusses in more detail various factors that could cause actual results to differ from expectations in Item 1, under the section "Factors Influencing Future Results and Accuracy of Forward-Looking Statements" of this report. This discussion should be read in light of that disclosure and together with the consolidated financial statements and the notes to the consolidated financial statements.

  Critical Accounting Estimates and Assumptions

     As further discussed in Note 4 to the consolidated financial statements, in preparing our financial statements, we make several estimates and assumptions that affect our reported amounts of assets and liabilities and revenues and expenses. However, the most difficult, subjective and complex estimates, and the assumptions that deal with the greatest amount of uncertainty, are related to our accounting for landfills and environmental liabilities.

     Landfill Airspace Amortization and Final-Closure/Post-Closure Costs -- We expense amounts for landfill airspace usage and landfill final closure and post-closure costs for each ton of waste accepted for disposal at our landfills. In determining the amount to expense for each ton of waste accepted, we estimate the total cost to develop each landfill site to its final capacity and the total final closure and post-closure costs for each landfill site. Our engineers also estimate the tonnage capacity of the landfill. The expense for each ton is then calculated based on the total costs remaining and the total remaining tonnage capacity. Estimates for projected landfill site costs and for final closure and post-closure costs are developed using input from the Company's engineers and accountants and are reviewed by management, typically at least once per year. The estimates for landfill final closure and post-closure costs also consider when the costs would actually be paid and factor in, where appropriate, inflation and discount rates.

     As of December 31, 2001 and 2000, the net book value recorded for capitalized landfill site costs was $4.7 billion and $4.9 billion, respectively. While the precise amount of these future costs cannot be determined with certainty, we expect to incur $7.1 billion related to future construction activities during the remaining operating lives of the disposal sites. The future costs will be capitalized as incurred and expensed over the useful lives of the disposal sites as airspace is consumed. The average landfill airspace amortization cost per ton for the 302 landfills operating at December 31, 2001 was $3.70 per ton as compared to $3.84 for the 305 landfills at December 31, 2000. As of December 31, 2001 and 2000, we had recorded landfill final closure and post-closure liabilities of $625 million and $613 million, respectively. While the precise amount of these future costs cannot be determined with certainty, we estimate that the aggregate cost of landfill final closure and post-closure as of December 31, 2001 is approximately $2.4 billion. Additional closure and post-closure costs in excess of those recorded at December 31, 2001 will be accrued and charged to expense as airspace is consumed such that the total present value of estimated final closure and post-closure costs will be fully accrued for each landfill at the time each site discontinues accepting waste and is closed. The average landfill final closure and post-closure expense, on a per ton basis, for the 302 landfills operating at December 31, 2001 was $0.24 per ton as compared to $0.30 for the 305 landfills at December 31, 2000. This decrease in average landfill final closure and post-closure rates from 2000 to 2001 was caused primarily by three facilities with significantly higher than normal per ton amortization rates. As these three facilities neared closure in 2000, based on specific facts and circumstances, we were required to increase their final closure and post-closure rates in order to be adequately accrued for final closure and post-closure at the time the landfills closed.

     In determining the amounts to expense for airspace amortization and final closure and post-closure costs, our engineers estimate the unused permitted airspace at each landfill. We will also consider expansion airspace in our estimate of available airspace when we believe the success of obtaining such an airspace expansion is probable. The criteria we use for evaluating the probability of obtaining an expansion permit to landfill airspace at existing sites are as follows:

     - Personnel are actively working to obtain land use and local and state approvals for an expansion of an existing landfill;

     - At the time the expansion is added to the permitted site life, it is probable that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

     - Either we or the respective landfill owners have a legal right to use or obtain land to be included in the expansion plan;

     - There are no significant known technical, legal, community, business, or political restrictions or similar issues that could impair the success of such expansion;

     - Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

     - Airspace and related costs, including additional final closure and post-closure costs, have been estimated based on conceptual design.

     Additionally, to include airspace associated with an expansion effort, the expansion permit application must generally be expected to be submitted within one year, and the expansion permit must be expected to be received within two to five years. Exceptions to these criteria must be approved through a landfill-specific approval process that includes the approval from the Chief Financial Officer and a review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 105 landfills with probable expansions included in the landfill airspace calculations at December 31, 2001, 27 probable landfill expansions required the Chief Financial Officer to approve an exception to the criteria. Approximately two-thirds of these exceptions were due to legal or community issues that could impede the expansion process, while the remaining were primarily due to permit application processes beyond the one-year limit, which in most cases were due to state-specific permitting procedures.

     We have generally been successful in receiving approvals for expansions pursued; however, there can be no assurance that we will be successful in obtaining landfill expansions in the future. In some cases we may be unsuccessful in obtaining an expansion permit or we may determine that an expansion permit that we previously thought was probable becomes unlikely. The estimates and assumptions used in developing this information are reviewed by our engineers and accountants at least annually, and we believe them to be reasonable. However, to the extent that such estimates, or the assumptions used to make those estimates, prove to be incorrect, or our belief that we will receive an expansion permit changes to remote, the costs incurred in the pursuit of the expansion will be charged against earnings, net of any capitalized expenditures and advances that will be recoverable, through sale or otherwise. Additionally, the landfill's future operations will typically reflect lower profitability due to higher amortization rates, final closure and post-closure rates, and expenses related to the removal of previously included expansion airspace. The landfill may also become subject to impairment, which could be material to the results of operations of any individual reporting period.

     Environmental Remediation Liabilities -- Under current laws and regulations, we may have liability for environmental damage caused by our operations, or for damage caused by conditions that existed before we acquired a particular site. We estimate costs required to remediate sites where liability is probable based on site specific facts and circumstances. Cost estimates to remediate each specific site are developed by assessing (i) the scope of our contribution to the environmental matter, (ii) the scope of the anticipated remediation and monitoring plan, and (iii) the extent of other parties' share of responsibility. While the precise amount of these future remediation costs cannot be determined with absolute certainty, we have estimated that the aggregate cost as of December 31, 2001 is approximately $376 million. As of December 31, 2001 and 2000, we had recorded liabilities of $321 million and $349 million, respectively, for the present value of remediation costs of our sites.

     Our engineers and accountants also specifically review the estimates and assumptions related to environmental remediation liabilities at least annually. In many circumstances the actual costs related to these liabilities which we have estimated or assumed may not be known for decades into the future. However, we believe that based on our extensive experience in the environmental services business and the large number of sites we have dealt with, we have the ability to reasonably estimate our aggregate liability. As additional information becomes available, estimates are adjusted as necessary. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the nonexistence or inability of other potentially responsible third parties to contribute to the settlements of such liabilities, or other factors could prove our estimates to be inaccurate, necessitating the recording of additional liabilities, which could have a material adverse impact on our financial statements.

  1999 ACCOUNTING CHARGES AND ADJUSTMENTS

     In 1999, we initiated a comprehensive internal review of our accounting records, systems, processes and controls at the direction of our Board of Directors. As discussed below, and in Note 2 to the consolidated financial statements, we experienced significant difficulty in the integration and conversion of information and accounting systems after the WM Holdings Merger, which was accounted for as a pooling of interests. As a result of these systems and process issues, and other issues raised during the 1999 accounting review, certain charges and adjustments were recorded, as discussed below. The review was completed such that we were able to record related adjustments in our financial statements for the quarter ended September 30, 1999. The amounts we recorded as a result of the review had a material effect on our financial statements for the year ended December 31, 1999.

     The following is a summary of charges attributable to this review, which were recorded for the quarter ended September 30, 1999 (in millions):

Operations held-for-sale adjustments........................        $  414
Increase to allowance for doubtful accounts and other
  accounts receivable adjustments...........................           212
Asset impairments (excluding held-for-sale adjustments).....           178
Insurance reserves and other insurance adjustments..........           148
Legal, severance and consulting accruals....................           142
Merger and acquisition related costs........................            32
Other charges and adjustments, including:
  Account reconciliations...................................  348
  Loss contract reserve adjustments.........................   49
  Increase in environmental liabilities.....................   49
  Other.....................................................  191      637
                                                              ---   ------
Impact of charges before income tax benefit.................         1,763
Income tax benefit..........................................          (537)
                                                                    ------
After-tax charges...........................................        $1,226
                                                                    ======

     The charges described above include both recurring and nonrecurring items, which have been aggregated for this presentation, and are reflected in our financial statements for the year ended December 31, 1999 as follows (in millions):

                                               ALLOWANCE
                                              FOR DOUBTFUL
                                                ACCOUNTS                    INSURANCE                      MERGER
                                               AND OTHER                    RESERVES        LEGAL,           AND          OTHER
                                 HELD-FOR-      ACCOUNTS                    AND OTHER    SEVERANCE AND   ACQUISITION     CHARGES
                                   SALE        RECEIVABLE    OTHER ASSET    INSURANCE     CONSULTING       RELATED         AND
                                ADJUSTMENTS   ADJUSTMENTS    IMPAIRMENTS   ADJUSTMENTS     ACCRUALS         COSTS      ADJUSTMENTS
                                -----------   ------------   -----------   -----------   -------------   -----------   -----------
Operating revenues............     $  --         $ (44)         $  --         $  --          $  --          $ --          $  13
                                   -----         -----          -----         -----          -----          ----          -----
Costs and expenses:
 Operating (exclusive of
   depreciation and
   amortization shown
   below).....................        --            --             --           143             --            --            423
 Selling, general and
   administrative.............        --           168             --             5             58            --            172
 Depreciation and
   amortization...............        --            --             --            --             --            --             60
 Merger and acquisition
   related costs..............        --            --             --            --             --            32             --
 Asset impairments and unusual
   items......................       414            --            178            --             84            --              3
                                   -----         -----          -----         -----          -----          ----          -----
                                     414           168            178           148            142            32            658
                                   -----         -----          -----         -----          -----          ----          -----
Loss from operations..........      (414)         (212)          (178)         (148)          (142)          (32)          (645)
                                   -----         -----          -----         -----          -----          ----          -----
Other income (expense)
 Interest expense.............        --            --             --            --             --            --              1
 Interest income..............        --            --             --            --             --            --             13
 Minority interest............        --            --             --            --             --            --             --
 Other income (expense).......        --            --             --            --             --            --             (6)
                                   -----         -----          -----         -----          -----          ----          -----
                                      --            --             --            --             --            --              8
                                   -----         -----          -----         -----          -----          ----          -----
Loss before income taxes and
 extraordinary items..........     $(414)        $(212)         $(178)        $(148)         $(142)         $(32)         $(637)
                                   =====         =====          =====         =====          =====          ====          =====
Benefit from income taxes.....
Net loss......................


                                    TOTAL
                                  (INCLUDES
                                RECURRING AND
                                NON-RECURRING
                                   ITEMS)
                                -------------
Operating revenues............     $   (31)
                                   -------
Costs and expenses:
 Operating (exclusive of
   depreciation and
   amortization shown
   below).....................         566
 Selling, general and
   administrative.............         403
 Depreciation and
   amortization...............          60
 Merger and acquisition
   related costs..............          32
 Asset impairments and unusual
   items......................         679
                                   -------
                                     1,740
                                   -------
Loss from operations..........      (1,771)
                                   -------
Other income (expense)
 Interest expense.............           1
 Interest income..............          13
 Minority interest............          --
 Other income (expense).......          (6)
                                   -------
                                         8
                                   -------
Loss before income taxes and
 extraordinary items..........      (1,763)
Benefit from income taxes.....         537
                                   -------
Net loss......................     $(1,226)
                                   =======

     Subsequent to the completion of the accounting review, and in conjunction with the process of preparing our monthly financial statements during the fourth quarter of 1999 and our financial statements at December 31, 1999, additional adjustments attributable to the reconciliation of intercompany accounts, cash, accounts receivable, fixed assets, accounts payable and certain other accounts were recorded. See Note 2 to the consolidated financial statements for additional discussion of the 1999 accounting charges and adjustments.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the period to period change in dollars (in millions) and percentages for the various statement of operations line items.

                                                         PERIOD TO PERIOD CHANGE
                                                   -----------------------------------
                                                     YEARS ENDED        YEARS ENDED
                                                    DECEMBER 31,        DECEMBER 31,
                                                    2001 AND 2000      2000 AND 1999
                                                   ---------------    ----------------
STATEMENT OF OPERATIONS:
Operating revenues...............................  $(1,170)   (9.4)%  $  (635)    (4.8)%
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below)...................     (872)  (11.6)      (731)    (8.8)
  Selling, general and administrative............     (116)   (6.7)      (182)    (9.5)
  Depreciation and amortization..................      (58)   (4.1)      (185)   (11.5)
  Merger and acquisition related costs...........       --      --        (45)  (100.0)
  Asset impairments and unusual items............     (369)  (49.3)        10      1.4
                                                   -------            -------
                                                    (1,415)  (12.4)    (1,133)    (9.0)
                                                   -------            -------
Income from operations...........................      245    23.6        498     92.2
                                                   -------            -------
Other income (expense):
  Interest expense...............................      207    27.7         22      2.9
  Interest and other income, net.................       (4)   (7.4)       (37)   (40.7)
  Minority interest..............................       18    78.3          1      4.2
                                                   -------            -------
                                                       221    30.8        (14)    (2.0)
                                                   -------            -------
Income (loss) before income taxes................      466   145.2        484    296.9
Provision for income taxes.......................     (134)  (32.1)       186     80.2
                                                   -------            -------
Income (loss) before extraordinary item and
  cumulative effect of change in accounting
  principle......................................      600   618.6%       298     75.4%
Extraordinary item...............................       (2)                 3
Cumulative effect of change in accounting
  principle......................................        2                 --
                                                   -------            -------
Net income (loss)................................  $   600            $   301
                                                   =======            =======

    See Management's Discussion and Analysis -- 1999 Accounting Charges and
                                  Adjustments.

     The following table presents, for the periods indicated, the percentage relationship that the various statement of operations line items bear to operating revenues:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
STATEMENT OF OPERATIONS:
Operating revenues..........................................  100.0%   100.0%   100.0%
                                                              -----    -----    -----
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................   58.9     60.4     63.0
  Selling, general and administrative.......................   14.3     13.9     14.6
  Depreciation and amortization.............................   12.1     11.4     12.3
  Merger and acquisition related costs......................     --       --      0.4
  Asset impairments and unusual items.......................    3.4      6.0      5.6
                                                              -----    -----    -----
                                                               88.7     91.7     95.9
                                                              -----    -----    -----
Income from operations......................................   11.3      8.3      4.1
                                                              -----    -----    -----
Other income (expense):
  Interest expense..........................................   (4.8)    (6.0)    (5.8)
  Interest and other income, net............................    0.4      0.4      0.7
  Minority interest.........................................     --     (0.2)    (0.2)
                                                              -----    -----    -----
                                                               (4.4)    (5.8)    (5.3)
                                                              -----    -----    -----
Income (loss) before income taxes...........................    6.9      2.5     (1.2)
Provision for income taxes..................................    2.5      3.3      1.8
                                                              -----    -----    -----
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle..................    4.4     (0.8)    (3.0)
Extraordinary item..........................................     --       --       --
Cumulative effect of change in accounting principle.........     --       --       --
                                                              -----    -----    -----
Net income (loss)...........................................    4.4%    (0.8)%   (3.0)%
                                                              =====    =====    =====

    See Management's Discussion and Analysis -- 1999 Accounting Charges and
                                  Adjustments.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2001

  OPERATING REVENUES

     Our operating revenues in 2001 were $11.3 billion, compared to $12.5 billion in 2000 and $13.1 billion in 1999. Our revenues decreased in 2000 and 2001 primarily because we sold our international operations outside of North America, most of our non-solid waste businesses, and certain non-integrated NASW operations pursuant to our strategic plan. As shown below, NASW is our principal reportable segment. Our "Other" segment was reported in previous years as WM International and Non-Solid Waste. Beginning in 1999, and continuing through 2000 and into 2001, we sold all operations that had previously been reported in WM International and most of the operations that had been reported in Non-Solid Waste.

     Operating revenues by reportable segment (in millions):

                               OPERATING REVENUES

                                    [CHART]

                                         2001       2000       1999
 NASW                                   $11,010    $11,218    $10,685
 Other                                  $312       $1,274     $ 2,442
 TOTAL                                  $11,322    $12,492    $13,127

     NASW operating revenue mix (in millions):

                                    [CHART]

                                               2001       2000       1999
 Collection                                   $7,584     $7,675     $ 7,553
 Disposal                                     $3,393     $3,366     $ 3,267
 Transfer                                     $1,435     $1,394     $ 1,195
 Recycling and other                          $592       $805       $   664
 Intercompany                                 $(1,994)   $(2,022)   $(1,994)
 TOTAL                                        $11,010    $11,218    $10,685

     Our NASW operating revenues generally come from fees charged for our collection, disposal, and transfer station services. A portion of the fees we charge to our customers for collection services is billed in advance; a liability for future service is recorded upon receipt of payment and operating revenues are recognized as services are actually provided. Revenues from our disposal operations consist of tipping fees charged to third parties based on the volume of waste being disposed of at our disposal facilities and are normally billed monthly or semi-monthly. Fees charged at transfer stations are based on the volume of waste deposited, taking into account our cost of loading, transporting, and disposing of the solid waste at a disposal site. Intercompany revenues between our operations have been eliminated in the consolidated financial statements.

     NASW revenues decreased by $208 million in 2001 from 2000 due primarily to the sales of our non-integrated NASW operations during 2000 and, to a lesser extent, in 2001. Additionally, we experienced negative internal growth in our NASW operations of 0.7% (or $78 million) in 2001. Internal growth was negatively impacted by declines in the prices of recyclable commodities of 1.5% (or $161 million) as well as lower volumes of 0.7% (or $80 million) compared to 2000. The negative volume is largely attributable to the overall slowing of the North American economy, our terminating unprofitable accounts, and the impact of our policy change for third party brokers, which required more stringent contract requirements, thereby resulting in the loss of some brokered waste. Also contributing to the decline in NASW operating revenues were fluctuations in the foreign currency exchange rate of the Canadian dollar, which reduced revenues by $20 million. In addition, in 2001 the Company recognized negative fair market value adjustments of $11 million for pulp and paper commodity derivatives with Enron as the counterparty. These derivatives were intended to mitigate the price risk associated with pulp and paper commodities that we process and sell to third parties. Offsetting these revenue declines were the acquisition of certain NASW operations in 2001 and the year-over-year effect of acquisitions of NASW operations in 2000.

     Our NASW operating revenues increased by $533 million in 2000 as compared to 1999 mostly because we had internal growth in comparable operations. We had a 1.4% (or $150 million) increase in revenues from pricing increases and a 2.5% (or $267 million) increase in revenues from volume increases. During the first half of 2000, the pricing in the recyclable materials markets favorably impacted overall pricing increases, but those improvements were offset by the significant recyclable materials market downturn in the second half of 2000. Additionally, we implemented a fuel surcharge in March 2000 to mitigate the significant increase in the cost of fuel. If we excluded the effects of the price increases for recyclable materials and the fuel surcharge, there was a price increase of 0.6% in 2000 compared to 1999. Acquisitions of NASW businesses in 2000 and the full year effect of acquisitions that were completed in 1999 increased NASW operating revenue by 2.7% in 2000 as compared to 1999, but that increase was offset by the sales of the non-integrated NASW operations. Foreign currency fluctuations with the Canadian dollar also negatively impacted operating revenues during 2000.

  OPERATING COSTS AND EXPENSES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

     Our operating costs and expenses include direct and indirect labor and related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, tipping fees paid to third party disposal facilities and transfer stations, and accruals for future landfill final closure and post-closure costs and environmental remediation. Certain direct landfill development expenditures are capitalized and amortized over the estimated useful life of a site as capacity is consumed, and include acquisition, engineering, upgrading, construction, capitalized interest, and permitting costs. All indirect expenses, such as administrative salaries and general corporate overhead, are expensed in the period incurred. We sometimes receive reimbursements from insurance carriers relating to environmentally related remedial, defense and tort claim costs at a number of our sites. Such recoveries are included in operating costs and expenses as an offset to environmental expenses. Our operating costs and expenses decreased 11.6% in 2001 as compared to 2000, and decreased 8.8% in 2000 as compared to 1999. As a percentage of operating revenues, operating costs and expenses decreased from 63.0% in 1999, to 60.4% in 2000 and decreased again to 58.9% in 2001.

     The year-to-year decline in operating costs and expenses between 1999 and 2001 was primarily caused by the sales of our WM International, Non-Solid Waste and non-integrated NASW operations. These sales occurred throughout 2000 and into 2001. Adding to the decrease was the effect of the volume declines in 2001 as compared to 2000 as described in the discussion of NASW operating revenues.

     As a percentage of revenues, operating costs and expenses were exceptionally high in 1999 because of the difficulties we had integrating operations after the WM Holdings Merger. In 2000, operating costs and expenses decreased as we started improving our procurement practices and developing more standardized operating procedures, although the decrease as a percentage of revenue was not as great due to the decrease in revenues in the same period. Our improvements continued and caused further decreases in operating costs and expenses into 2001. Additionally, in 2001 we implemented market strategy and procurement initiatives, as well as other cost saving initiatives, such as preventative maintenance programs that created an overall reduction in repair and maintenance costs. Finally, in 2001 we aggressively pursued our claims against insurers for reimbursement of environmental expenses, recovering approximately $105 million in 2001 as compared to $2 million in 2000 and $7 million in 1999. These recoveries of environmental expenses are recorded as an offset to operating costs and expenses. If we excluded the insurance recoveries, operating costs and expenses as a percentage of revenues were unaffected in 1999 and 2000, and would have been 59.8% in 2001.

     As part of our ongoing operations, we review our requirements for remediation and other environmental liabilities based on an analysis of, among other things, the regulatory context surrounding landfills, site-specific environmental issues and remaining airspace capacity in light of changes to operational efficiencies. Accordingly, revisions to remediation liability requirements may result in upward or downward adjustments to income from operations in any given period. Adjustments for final closure and post-closure estimates are accounted for prospectively over the remaining capacity of the operating landfill. There was no impact on operating costs and expenses as a percentage of revenues for revisions to remedial environmental and similar liabilities in 2001 or 2000, and there was a decrease of 0.5% in 1999.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Our selling, general and administrative expenses include management salaries, clerical and administrative costs, professional services, facility rentals, provision for doubtful accounts and related insurance costs, as well as costs related to our marketing and sales force.

     Our selling, general and administrative expenses decreased $182 million, or 9.5%, in 2000 compared to 1999 and decreased $116 million, or 6.7%, in 2001 compared to 2000. As a percentage of operating revenues, our selling, general and administrative expenses were 14.3% for 2001, 13.9% for 2000 and 14.6% for 1999.

     The decrease in selling, general and administrative expenses in 2001 as compared to 2000 is due mostly to the divestitures that we completed throughout 2000. In addition, as discussed below, we had significant costs in 2000 related to accounting and process improvement initiatives. These costs were not as significant in 2001, as we were able to stabilize our accounting systems and substantially complete our process improvement initiatives in the second half of 2000. Offsetting these decreases were costs related to corporate staffing increases, which began primarily in 2000 and continued in 2001.

     In 2000, we incurred significant costs for our process improvement initiatives and the accounting assistance that began as part of our 1999 accounting review. These costs were mainly in the first half of 2000 because, by the second half of 2000, we had stabilized our accounting systems and completed our process improvement initiatives, which significantly reduced our ongoing need for these services. In 2000, we incurred approximately $196 million for professional accounting and process improvement consulting services and consulting services related to the implementation of new enterprise information systems. Approximately $51 million related to our divestitures, improvements to our billing systems and verification of our customer base, and legal fees related to certain stockholder litigation and other SEC matters was also recorded in 2000. However, in 2000 we were successful in collecting certain accounts that were reserved for in 1999, favorably impacting our provision for bad debt in 2000, which decreased from $268 million in 1999 to $14 million in 2000. We also experienced permanent staffing increases at our corporate office throughout 2000, particularly in the area of information systems and corporate accounting and finance.

     Selling, general and administrative expenses for 1999 included $403 million in adjustments resulting from the 1999 accounting review, some of which are recurring in nature and should be expected in future periods. These significant adjustments include an increase of $168 million relative to the allowance for doubtful accounts and $63 million in costs for insurance adjustments, accounting, legal and other professional services. These costs were primarily related to litigation and investigations we conducted in 1999 in connection with the announcements of our lower expectations for earnings per share in July and August 1999. Additionally, our administrative costs in 1999, particularly in the third and fourth quarters, were exceptionally high due to the increased costs to perform administrative functions attributable to our integration problems after the WM Holdings Merger.

  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization includes (i) amortization of goodwill on a straight-line basis over a period of 40 years or less, commencing on the dates of the respective acquisitions; (ii) amortization of other intangible assets on a straight-line basis from 3 to 40 years; (iii) depreciation of property and equipment on a straight-line basis from 3 to 50 years; and (iv) amortization of landfill costs on a units-of-consumption method as landfill airspace is consumed over the estimated remaining capacity of a site.

     Depreciation and amortization expense decreased 4.1% in 2001 as compared to 2000 and decreased 11.5% in 2000 as compared to 1999. As a percentage of operating revenues, depreciation and amortization expense was 12.1% in 2001, 11.4% in 2000 and 12.3% in 1999.

     The decrease in depreciation and amortization in 2001 is attributable to the amortization expense of goodwill on operations that were divested throughout 2000, more cost-effective use of our landfill assets in 2001 and a temporary increase in fully depreciated trucks and other equipment associated with delays in receiving new equipment in the first half of 2001.

     As a percentage of operating revenues, depreciation and amortization expense decreased in 2000 compared to 1999 primarily because of the full year suspension of depreciation in 2000 on fixed assets which were held-for-sale. The depreciation suspension for 2000 for these held-for-sale operations prior to those operations being sold was $99 million, or 0.8% of operating revenues. The depreciation suspended in 1999 for operations held-for-sale, which all occurred in the fourth quarter of 1999, was $46 million, or 0.3% of operating revenue. However, the decreases in depreciation and amortization expense were partially offset by increased landfill airspace amortization in 2000 due to increases in disposal volumes at our landfills. We also experienced higher airspace amortization expense in 2000 as compared to the prior years, due to higher airspace amortization rates as a result of our more stringent criteria for evaluating the probability of obtaining airspace expansions, which was effective starting in the third quarter of 1999. Included in depreciation and amortization expense for 1999 are adjustments resulting from the 1999 accounting review. These adjustments primarily included adjustments to increases to landfill amortization expenses as a result of the comprehensive review of the NASW landfill expansion projects.

  MERGER AND ACQUISITION RELATED COSTS, ASSET IMPAIRMENTS AND UNUSUAL ITEMS

     In 2001, 2000 and 1999, we had significant charges related to merger and acquisition related costs, asset impairments and unusual items. In 1999, these were charges that we identified during our 1999 accounting review, or that resulted from our losses from businesses sold and held-for-sale adjustments for businesses to be sold. In 2000, these costs were primarily due to our sale of our international operations outside of North America and the termination of WM Holdings' defined benefit pension plan, which are more fully described in Notes 2 and 17 to the consolidated financial statements.

     In 2001, expenses included in this category were primarily attributable to the agreement that was reached to settle the stockholder class action lawsuit filed against us in July 1999 alleging violations of the federal securities laws which, net of the recovery from the stockholders derivative suit against the Company's auditor, resulted in a charge of $374 million. The settlement of the class action, which is subject to court approval, provides for our payment to the class of $457 million. We believe the payment, which is expected to be made in the second half of 2002, will result in a net cash outflow of approximately $230 to $240 million after considering insurance, tax deductions and related settlement costs. In addition, we recorded a held-for-sale adjustment of approximately $15 million related to our international operations outside of North America along with a held-for-sale adjustment for an investment in an operation in Mexico of approximately $28 million. Offsetting this expense was a net gain of $24 million (comprised of the reversal of the held-for-sale impairment of $109 million and a held-for-use impairment of $85 million) from our decision during the third quarter of 2001 not to sell all but one of our IPPs, and the reclassification in the third quarter of 2001 of all but one of our IPPs from held-for-sale to held-for-use. Also included in asset impairments and unusual items for 2001 are reversals of certain loss contract reserves of $13 million that we determined to be in excess of current requirements, and other unusual items.

  INTEREST EXPENSE

     Our interest expense decreased in 2001 and 2000 as compared to 1999 because we paid down debt throughout 2000 and 2001 with proceeds from our divestitures and our cash flows from operations. In addition, contributing to the decrease was a $39 million offset to interest expense for interest rate swaps we used to manage our interest rate exposure. Partially offsetting the overall decrease in interest expense was a decrease in capitalized interest recorded from period to period due to an overall decrease in interest rates. We capitalized interest of $16 million, $22 million and $34 million in 2001, 2000 and 1999, respectively.

  PROVISION FOR INCOME TAXES

     We recorded a provision for income taxes of $284 million, $418 million and $232 million for 2001, 2000 and 1999, respectively, resulting in an effective income tax rate of 36.1%, 130.2% and 142.3% for each of the three years, respectively. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for these years is primarily due to state and local income taxes; non-deductible costs related to acquired intangibles; non-deductible costs associated with the impairment and divestiture of certain businesses and other charges and adjustments related to the 1999 accounting review as discussed in Note 2 to the consolidated financial statements, and; the cost associated with remitting the earnings of certain foreign subsidiaries that are no longer permanently reinvested. Additionally, in 2001 scheduled Canadian federal and provincial tax rate reductions resulted in a benefit of $42 million, which was offset in part by an expense of $24 million related to our plan to repatriate certain capital and earnings previously deemed permanently invested in Canada. The non-recurring $42 million benefit arising from the change in Canadian tax rates resulted in a 5.3% reduction in the Company's overall effective income tax rate in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in a capital intensive business and continuing access to various financing sources is vital to our operations. In the past, we have been successful in obtaining financing from a variety of sources on terms we consider attractive and we expect to continue to maintain access to capital sources in the future. There are several key factors considered by credit rating agencies and financial markets to be important in determining our future access to financing. These factors include:

     - the essential nature of the services we provide and our large and diverse customer base;

     - our ability to generate strong and consistent cash flows;

     - our asset base; and

     - our commitment to maintaining a moderate financial profile and disciplined capital allocation.

     In addition to our working capital needs for ongoing operations, we have capital requirements for (i) capital expenditures for construction and expansion of landfill sites, as well as new trucks and equipment for collection operations, (ii) refurbishments and improvements at waste-to-energy facilities and (iii) business acquisitions. For 2002, we currently expect to spend approximately $1.3 billion for capital expenditures and approximately $250 million for the purchases of businesses. The following table summarizes our contractual obligations as of December 31, 2001 (in millions) and the anticipated effect of these obligations on our liquidity in future years:

                                                    2002   2003-2005   2006+     TOTAL
                                                    ----   ---------   ------   -------
Long-term debt (including current maturities).....  $515    $2,224     $5,485   $ 8,224
Expected aggregate environmental liabilities
  (based on current cost).........................   121       183      2,468     2,772
Non-cancellable rental obligations................   130       354        476       960
                                                    ----    ------     ------   -------
Total contractual cash obligations(a).............  $766    $2,761     $8,429   $11,956
                                                    ====    ======     ======   =======

---------------

(a) These contractual obligations do not include our accounts payable and accrued liabilities (other than environmental liabilities) which we expect to be paid in 2002, nor do they include other long-term liabilities which we generally expect to be settled over the next several years.

     Our strategy is to meet our capital needs and contractual obligations first from internally generated funds. Historically, we have also, when appropriate, obtained financing from issuing debt and common stock.

     The following is a summary of our cash balances and cash flows for the years ended December 31, 2001, 2000 and 1999 (in millions):

                                                           2001      2000      1999
                                                          -------   -------   -------
Cash and cash equivalents at the end of the year........  $   730   $    94   $   181
                                                          =======   =======   =======
Cash provided by operating activities...................  $ 2,355   $ 2,125   $ 1,689
                                                          =======   =======   =======
Cash provided by (used in) investing activities.........  $(1,232)  $ 1,072   $(2,017)
                                                          =======   =======   =======
Cash provided by (used in) financing activities.........  $  (485)  $(3,279)  $   426
                                                          =======   =======   =======

     In 1999, cash flows from operations were negatively impacted by our integration efforts in connection with the WM Holdings Merger and the merger with Eastern Environmental Services, Inc. ("Eastern") (the "Eastern Merger"), which both occurred in 1998, and the subsequent operational and administrative difficulties we had. In 1999 we spent approximately $1.3 billion on acquisitions of businesses and approximately $1.3 billion on capital expenditures. We funded these investing activities with cash flows from operations, net debt borrowings of approximately $259 million, other net financing activities of $167 million and proceeds from sales of assets of approximately $651 million.

     In 2000, we spent $231 million to acquire businesses, $1.3 billion in capital expenditures and $3.3 billion on net debt reductions. We financed these cash expenditures primarily with $2.1 billion of cash flows from operations and $2.6 billion of proceeds from our divestitures. A tax refund of approximately $200 million and our improvements in accounts receivable average days sale outstanding favorably impacted cash flows from operations in 2000.

     In 2001, we generated cash flows from operations of approximately $2.4 billion. Favorably impacting cash flows from operations was cash received of $59 million for the settlement of environmental related claims that we had against certain insurance carriers and $64 million that we received from counterparties when we terminated certain interest rate swap agreements prior to the scheduled maturities. Included in our investing activities was $1.3 billion of capital expenditures and $116 million for acquisitions of solid waste businesses.

These expenditures were offset by proceeds from sales of assets and other investing activities of $212 million. In addition, we used $485 million for financing activities, which is comprised of $510 million of net debt reductions and $25 million of other financing activities, offset by proceeds of $50 million from exercises of common stock options and warrants, and other financing activities.

     The following summary of free cash flows has been prepared to highlight and facilitate understanding of the primary cash flow elements. It is not intended to replace the condensed consolidated statements of cash flows for the years ended December 31, 2001 and 2000, which were prepared in accordance with generally accepted accounting principles. Adjusted free cash flow in the table below, which is not a measure of financial performance in accordance with generally accepted accounting principles, is defined as cash flows from operations less capital expenditures, adjusted for certain cash flow activity that we consider as unusual for the respective periods.

     The analysis of free cash flows for the years ended December 31, 2001 and 2000 is as follows (in millions):

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
EBITDA(a)...................................................  $ 3,034   $ 3,216
Interest paid...............................................     (563)     (750)
Taxes paid..................................................      (47)     (135)
Change in assets and liabilities, net of effects of
  acquisitions and divestitures, and other..................      (69)     (206)
                                                              -------   -------
Net cash provided by operating activities...................    2,355     2,125
Capital expenditures........................................   (1,328)   (1,313)
                                                              -------   -------
Free cash flow..............................................    1,027       812
Adjustments:
     Tax refund.............................................       --      (199)
     Interest rate swap terminations........................      (64)       --
     Pension plan termination payments......................       13       153
     Accounting and consulting services.....................      102       196
     Litigation settlements.................................       41        61
     Reimbursement for late allocation of employee stock
      purchase plan shares..................................       --         8
     Other..................................................       14        52
                                                              -------   -------
Adjusted free cash flow.....................................  $ 1,133   $ 1,083
                                                              =======   =======

---------------

(a) EBITDA is defined herein as income from operations excluding depreciation and amortization and asset impairments and unusual items. EBITDA is not a measure of financial performance under generally accepted accounting principles, but we have provided it here because we understand that such information is used by certain investors when analyzing our financial position and performance.

     On June 29, 2001, we replaced our prior bank credit facilities with a $750 million syndicated line of credit (the "Line of Credit") and a $1,750 million syndicated revolving credit facility (the "Revolver"). The Line of Credit requires annual renewal by the lender, and if it is not renewed, we have the option of converting the balance outstanding, if any, as of June 28, 2002 into a one-year term loan. The Revolver matures in June 2006. As of December 31, 2001, we had letters of credit in the aggregate amount of $1.6 billion, (of which approximately $1.5 billion are issued under our Revolver), that generally have terms allowing automatic renewal after a year. At December 31, 2001 and March 8, 2002, we had unused and available credit capacity under the bank credit facilities of approximately $994 million and $950 billion, respectively.

     In February 2001, we issued $600 million of 7 3/8% senior unsecured notes due August 1, 2010. Interest is payable semi-annually on February 1 and August
1. The net proceeds from the offering of the notes were approximately $593 million, after deducting discounts to the underwriters and expenses. We used the net proceeds from this offering, together with cash from operations, to repay $600 million of senior notes that matured during the second quarter of 2001.

     In March 2001, we worked with local governmental authorities to refinance $339 million of fixed-rate, tax-exempt bonds maturing through 2008 with $326 million of variable-rate, tax-exempt bonds maturing through 2011 and $17 million of fixed-rate bonds maturing through 2001. The new borrowings include $4 million of related financing costs. We recorded a net extraordinary loss of $1 million in the first quarter of 2001 for the remaining unamortized premium and issuance costs related to the retired debt.

     In November 2001, we issued $400 million of 6 1/2% senior unsecured notes due November 15, 2008. Interest on the notes is payable semi-annually on May 15 and November 15. The net proceeds from the offering, after deducting discounts to the underwriters and expenses, were approximately $396 million.

     In the fourth quarter of 2001, we repurchased $108 million of our 4% convertible subordinated notes due February 1, 2002. At the maturity date, we redeemed the remaining $427 million outstanding primarily using cash obtained from the November 2001 6 1/2% senior note issuance.

     On July 17, 1998, we issued $600 million of 6 1/8% mandatorily tendered senior notes, due July 15, 2011. The notes were subject to certain mandatory tender features as described in the indenture, which allowed us to repurchase all of the outstanding notes on July 15, 2001. We used available cash on hand along with funds from the Line of Credit to repurchase the notes in July 2001. During the third quarter of 2001, we recorded an extraordinary loss of approximately $1 million, net of taxes, for the retirement of this debt.

     In addition, we have $300 million of 6.625% senior notes due July 15, 2002, $285.7 million of 7.7% senior notes due October 1, 2002 and $350 million of 6.5% senior notes due December 15, 2002. We have classified these borrowings as long-term at December 31, 2001 based upon our ability to use our Line of Credit and/or Revolver, which are both considered long-term facilities, to refinance these borrowings. We intend to pursue other sources of long-term financing to refinance these borrowings; however, in the event other sources of long-term financing are not available, we have the intent and ability to use our Line of Credit and/or Revolver.

     At December 31, 2001, we had interest rate swap agreements with third parties with a notional amount of $1.8 billion. These agreements were established to manage the interest rate risk of our senior note obligations and at December 31, 2001, these interest rate swap agreements had a net negative fair value of $2 million. Under the hedge method of accounting for these types of derivatives, the fair value of these interest rate swap agreements is recorded as either a risk management asset or liability with an offsetting adjustment to the carrying value of the long-term debt, which is the hedged instrument. Our reported long-term debt does not include such an adjustment at December 31, 2000, since we adopted the Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, as of January 1, 2001.

     In early October, we elected to terminate certain of our interest rate swap agreements and we received cash of $72 million (which is comprised of $64 million for the fair value of the swaps that were terminated and $8 million for interest expense offsets previously accrued for settlements) from the counterparties. Under the hedge method of accounting for these types of derivatives, the unamortized adjustment to long-term debt for these terminated swaps of $60 million at December 31, 2001 remains in long-term debt and will be amortized until the maturity of the related senior note obligation, the interest rate risk of which the hedge was established to manage. Approximately $16 million of this adjustment to long-term debt will be amortized as an offset to interest expense in 2002.

     In November 2001, we announced that we had entered into an agreement to settle the class action lawsuits filed against us in July 1999 alleging violations of the federal securities laws. Under the settlement agreement, which is subject to court approval, we agreed to pay $457 million to the class. We expect our net cash outflow, after considering insurance, tax deductions and related settlement costs, to be approximately $230 to $240 million. The settlement will most likely be paid in the second half of 2002, with a minimal level of additional borrowing necessary to fund the settlement.

     In February 2002, we announced that our Board of Directors had approved a stock buy back program. Under the program, we will buy back up to $1 billion of our common stock each year. The purchases will be made in open market purchases or privately negotiated transactions using cash flow from operations.

SPECIAL PURPOSE ENTITIES

     On June 30, 2000, two limited liability companies ("LLCs") were established to purchase interests in existing leveraged lease financings at three of our waste-to-energy facilities. John Hancock Life Insurance Company ("Hancock") has 99.5% ownership in one of the LLCs. The second LLC is 99.5% collectively owned by Hancock and the CIT Group ("CIT"). We have a 0.5% interest in both LLCs. Hancock and CIT made an initial investment of approximately $167 million in the LLCs. Under the LLC agreements the LLCs shall be dissolved upon the occurrence of any of the following events: (i) a written decision of all the members of the LLCs to dissolve the LLCs, (ii) December 31, 2063, (iii) the entry of a decree of judicial dissolution under the Delaware Limited Liability Company Act, or
(iv) the LLCs cease to own any interest in these waste-to-energy facilities. Additionally, income, losses and cash flows are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, the amounts will be allocated 20% to Hancock and CIT and 80% to us. We do not expect Hancock and CIT to achieve the targeted returns in 2002. We account for the underlying leases as operating leases. The remaining aggregate lease commitments are $400 million related to these waste-to-energy facilities.

     Under the LLC agreements, if we exercise certain renewal options under the leases, we will be required to make capital contributions to the LLCs for the difference, if any, between fair market rents and the scheduled renewal rents. We are required under certain circumstances to make capital contributions to the LLCs in the amount of the difference between the stipulated loss amounts and termination values under the LLC agreements to the extent they are different from the underlying lease agreements. We believe that the occurrence of these circumstances is remote.

     We are the manager of the LLCs but there are significant limitations on the powers of the manager per the LLC agreements. Accordingly, we account for our interest in the LLCs under the equity method of accounting. These investments have a carrying value of approximately $1 million at both December 31, 2001 and 2000, respectively. If we were required to consolidate the LLCs, we would record approximately $425 million in assets, and $221 million of debt as of December 31, 2001. The remaining balance which would be recorded is primarily minority interest. During 2001 and 2000, the LLC received lease payments of $63 million and $35 million respectively, from the three waste-to-energy facilities and made distributions during the same periods to members of the LLCs of $13 million and $11 million, respectively.

SEASONALITY AND INFLATION

     Our operating revenues tend to be somewhat lower in the winter months, which corresponds with our first and fourth quarters. This is mostly because (i) the volume of construction and demolition waste is lower in the winter because there is less construction activity and (ii) the volume of industrial and residential waste in certain regions where the Company operates tends to decrease during the winter months.

     We do not believe that inflation has, nor do we expect it to have, any material adverse effect on our results of operations in the near future.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill that arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the continuation of the amortization of goodwill and all intangible assets through December 31, 2001, but provides that amortization of existing goodwill will cease on

January 1, 2002. Entities must use their current goodwill impairment approach through December 31, 2001, and begin to apply the new impairment approach on January 1, 2002. SFAS No. 142 requires a two-step impairment approach for goodwill. Companies must first determine whether goodwill is impaired and if so, they must value that impairment based on the amount by which the book value exceeds the estimated fair value. Companies have six months from the date they initially apply SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill should be tested for impairment annually and impairment losses should be presented in the operating section of the income statement unless they are associated with a discontinued operation. In those cases, any impairment losses will be included, net of tax, within the results of discontinued operations.

     During 2001, all of our business combinations were accounted for by using the purchase method of accounting. In accordance with our adoption of SFAS No. 141, we will continue to use the purchase method of accounting for our business combinations. In accordance with SFAS No. 142, we have not amortized goodwill from any acquisitions that occurred after June 30, 2001. We have no intangible assets, other than goodwill, that will cease being amortized upon adoption of SFAS 142. We have recalculated our basic and diluted earnings per share for 2001, 2000 and 1999 excluding goodwill amortization, as follows (dollars in millions):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001     2000      1999
                                                              ------   -------   -------
Reported net income (loss)..................................  $ 503    $  (97)   $ (398)
Add back: goodwill amortization, net of taxes...............    124       139       169
                                                              -----    ------    ------
Adjusted net income (loss)..................................  $ 627    $   42    $ (229)
                                                              =====    ======    ======
BASIC EARNINGS PER COMMON SHARE:
Reported net income (loss)..................................  $0.80    $(0.16)   $(0.65)
Goodwill amortization, net of taxes.........................   0.20      0.22      0.28
                                                              -----    ------    ------
Adjusted net income (loss)..................................  $1.00    $ 0.06    $(0.37)
                                                              =====    ======    ======
DILUTED EARNINGS PER COMMON SHARE:
Reported net income (loss)..................................  $0.80    $(0.16)   $(0.65)
Goodwill amortization, net of taxes.........................   0.20      0.22      0.28
                                                              -----    ------    ------
Adjusted net income (loss)..................................  $1.00    $ 0.06    $(0.37)
                                                              =====    ======    ======

     The effect of adopting SFAS No. 141 will also require us to write-off net negative goodwill of approximately $2 million, which will be recorded as a credit to cumulative effect of this change in accounting principle in the first quarter of 2002. In accordance with SFAS No. 142, goodwill is required to be tested for impairment at the reporting unit, which is defined as a company's operating segment or one level below the operating segment. For the purposes of applying SFAS No. 142, we have defined our reporting units to be our six individual NASW areas and our NASW recycling operations that are not included in any of our NASW areas. Although we currently expect no impairment of goodwill upon the initial adoption of SFAS No. 142, there can be no assurance that goodwill will not be impaired upon the initial adoption of SFAS No. 142 or at any time subsequent to the adoption of SFAS No. 142.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for us beginning January 1, 2003. Our management has not yet determined the impact that the adoption of SFAS No. 143 will have on our consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") which supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. SFAS No. 144 is effective for us on January 1, 2002. As of December 31, 2001, the primary components within our operations held-for-sale were certain non-solid waste operations, certain NASW operations and our surplus real estate portfolio. Upon adoption of SFAS No. 144, any held-for-sale operations that do not meet SFAS No. 144 criteria must be classified as held-for-use. We expect $14 million of held-for-sale assets to not meet SFAS No. 144 criteria. These assets will be reclassified to held-for-use in the first quarter of 2002. This reclassification will have no earnings impact.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the normal course of business, we are exposed to market risk, including changes in interest rates, certain commodity prices and certain equity prices. From time to time, we and certain of our subsidiaries use derivatives to manage some portion of these risks. Our derivatives are simple agreements with independent third parties that provide for payments based on the notional amount, with no multipliers or leverage. As of December 31, 2001, all of the derivatives were related to actual or anticipated exposures of our transactions, with the exception of two derivatives related to the pulp and paper commodity markets that were entered into for trading purposes. We are exposed to credit risk in the event of non-performance by counterparties to derivatives. However, we monitor our derivative positions by regularly evaluating our positions and the credit worthiness of the counterparties, all of whom we either consider credit worthy, or who have issued letters of credit to support their credit worthiness. See Note 11 to the consolidated financial statements for discussion on the handling of the Enron North America Corp. ("Enron") waste paper swap agreements.

     We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our Company's market risk sensitive derivatives and related positions. This analysis is inherently limited because it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. The effects of market movements may also directly or indirectly affect our assumptions and our rights and obligations not covered by sensitivity analysis. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or the earnings effect from the assumed market rate movements.

     Interest Rate Exposure. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations, which are mainly denominated in U.S. dollars. In addition, we generally use interest rate swaps to either lock-in or limit the variability in the interest expense of certain floating rate debt obligations or to manage the mix of fixed and floating rate debt obligations. An instantaneous, one percentage point increase in interest rates across all maturities and applicable yield curves would increase the fair value of our combined debt and interest rate swap positions at December 31, 2001 and 2000 by approximately $394 million and $403 million, respectively. This analysis does not reflect the effect that declining interest rates would have on other items, such as new borrowings, nor the favorable impact they would have on interest expense and cash payments for interest. Since a significant portion of our debt is at fixed rates, changes in market interest rates would not significantly impact operating results until and unless our fixed rate debt would need to be refinanced at maturity.

     Commodities Price Exposure. We market recycled paper products like old newspaper ("ONP") and old corrugated containers ("OCC"). We started entering into financial swaps in 1999 in an effort to mitigate the risk of recyclable paper price fluctuations. Under these financial swap agreements, we generally transfer a floating market price for a fixed price for a fixed period of time. We and the counterparty agree to use a market index as an indicator of the market price during the term of the swap. At December 31, 2001, all, except two, of our waste paper swap agreements were with Enron. Due to Enron's financial situation, collectibility of the funds associated with these instruments is not probable at December 31, 2001 and therefore these instruments were estimated to have no fair value. The derivatives with Enron were subsequently terminated in early 2002. The net fair value of two derivatives entered into for trading purposes was $7 thousand at December 31, 2001 and therefore not material.

     Equity Price Exposure. We are also subject to equity price exposure from our debt issues that are convertible into our own common stock. These debt issues had an aggregate carrying value of $458 million and $566 million as of December 31, 2001 and 2000, respectively. An instantaneous, ten percent decrease in our stock price on December 31, 2001 and 2000 would decrease the fair value to a third party holder of our convertible debt by approximately $1 million and $11 million, respectively. The exposure at December 31, 2001 has been substantially reduced due to the maturity and our payment of $427 million to redeem our 4% convertible subordinated notes due on February 1, 2002.

     See Note 11 to the consolidated financial statements for further discussion of the use of and accounting for derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   37
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   38
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999..........................   39
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................   40
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999..............   41
Notes to Consolidated Financial Statements..................   42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Waste Management, Inc.:

     We have audited the accompanying consolidated balance sheets of Waste Management, Inc., a Delaware corporation, and subsidiaries (the "Company"), as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waste Management, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 2002

                             WASTE MANAGEMENT, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN MILLIONS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                    ASSETS

Current assets:
  Cash and cash equivalents.................................  $   730   $    94
  Accounts receivable, net of allowance for doubtful
     accounts of $73 and $128, respectively.................    1,355     1,401
  Notes and other receivables...............................      314       174
  Parts and supplies........................................       83        75
  Deferred income taxes.....................................      426       312
  Prepaid expenses and other................................      120       112
  Operations held-for-sale..................................       96       289
                                                              -------   -------
          Total current assets..............................    3,124     2,457
Property and equipment, net.................................   10,357    10,126
Goodwill, net...............................................    4,998     5,046
Other intangible assets, net................................      123       147
Other assets................................................      888       789
                                                              -------   -------
          Total assets......................................  $19,490   $18,565
                                                              =======   =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   809   $   865
  Accrued liabilities.......................................    1,987     1,521
  Deferred revenues.........................................      374       389
  Current portion of long-term debt.........................      515       113
  Operations held-for-sale..................................       36       151
                                                              -------   -------
          Total current liabilities.........................    3,721     3,039
  Long-term debt, less current portion......................    7,709     8,372
  Deferred income taxes.....................................    1,127       879
  Environmental liabilities.................................      825       809
  Other liabilities.........................................      703       650
                                                              -------   -------
          Total liabilities.................................   14,085    13,749
                                                              -------   -------
Minority interest in subsidiaries...........................       13        15
                                                              -------   -------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 1,500,000,000 shares
     authorized; 630,331,591 and 629,621,821 shares issued,
     respectively...........................................        6         6
  Additional paid-in capital................................    4,523     4,497
  Retained earnings.........................................    1,057       560
  Accumulated other comprehensive income (loss).............     (148)     (126)
  Restricted stock unearned compensation....................       (2)       (3)
  Treasury stock at cost, 2,313,883 and 6,971,560 shares,
     respectively...........................................      (44)     (133)
                                                              -------   -------
          Total stockholders' equity........................    5,392     4,801
                                                              -------   -------
          Total liabilities and stockholders' equity........  $19,490   $18,565
                                                              =======   =======

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
Operating revenues..........................................  $11,322   $12,492   $13,127
                                                              -------   -------   -------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................    6,666     7,538     8,269
  Selling, general and administrative.......................    1,622     1,738     1,920
  Depreciation and amortization.............................    1,371     1,429     1,614
  Merger and acquisition related costs......................       --        --        45
  Asset impairments and unusual items.......................      380       749       739
                                                              -------   -------   -------
                                                               10,039    11,454    12,587
                                                              -------   -------   -------
Income from operations......................................    1,283     1,038       540
                                                              -------   -------   -------
Other income (expense):
  Interest expense..........................................     (541)     (748)     (770)
  Interest income...........................................       37        31        38
  Minority interest.........................................       (5)      (23)      (24)
  Other income, net.........................................       13        23        53
                                                              -------   -------   -------
                                                                 (496)     (717)     (703)
                                                              -------   -------   -------
Income (loss) before income taxes...........................      787       321      (163)
Provision for income taxes..................................      284       418       232
                                                              -------   -------   -------
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle..................      503       (97)     (395)
Extraordinary loss on refinancing or early retirement of
  debt, net of income tax of $1 in 2001 and $2 in 1999......       (2)       --        (3)
Cumulative effect of change in accounting principle, net of
  income tax expense of $2 in 2001..........................        2        --        --
                                                              -------   -------   -------
Net income (loss)...........................................  $   503   $   (97)  $  (398)
                                                              =======   =======   =======
Basic income (loss) per common share:
  Income (loss) before extraordinary item and cumulative
     effect of change in accounting principle...............  $  0.80   $ (0.16)  $ (0.64)
  Extraordinary item........................................       --        --     (0.01)
  Cumulative effect of change in accounting principle.......       --        --        --
                                                              -------   -------   -------
  Net income (loss).........................................  $  0.80   $ (0.16)  $ (0.65)
                                                              =======   =======   =======
Diluted income (loss) per common share:
  Income (loss) before extraordinary item and cumulative
     effect of change in accounting principle...............  $  0.80   $ (0.16)  $ (0.64)
  Extraordinary item........................................       --        --     (0.01)
  Cumulative effect of change in accounting principle.......       --        --        --
                                                              -------   -------   -------
  Net income (loss).........................................  $  0.80   $ (0.16)  $ (0.65)
                                                              =======   =======   =======

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
Cash flows from operating activities:
  Net income (loss).........................................  $   503   $   (97)  $  (398)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Provision for bad debts.................................       20        14       268
    Depreciation and amortization...........................    1,371     1,429     1,614
    Deferred income tax provision...........................      131        65       318
    Minority interest in subsidiaries.......................        5        23        24
    Net gain on disposal of assets..........................      (18)       (4)      (19)
    Effect of merger costs, asset impairments and unusual
     items..................................................      380       749       575
Change in assets and liabilities, net of effects of
  acquisitions and divestitures:
  Receivables...............................................       34       283      (169)
  Prepaid expenses and other current assets.................        2        21       184
  Other assets..............................................       34         5        61
  Accounts payable and accrued liabilities..................      (87)     (301)     (492)
  Deferred revenues and other liabilities...................      (20)      (60)     (295)
  Other, net................................................       --        (2)       18
                                                              -------   -------   -------
Net cash provided by operating activities...................    2,355     2,125     1,689
                                                              -------   -------   -------
Cash flows from investing activities:
  Short-term investments....................................       --        54       (41)
  Acquisitions of businesses, net of cash acquired..........     (116)     (231)   (1,289)
  Capital expenditures......................................   (1,328)   (1,313)   (1,327)
  Proceeds from divestitures of businesses, net of cash
    divested, and other sales of assets.....................       58     2,552       651
  Change in restricted funds................................      138       (25)      (21)
  Other.....................................................       16        35        10
                                                              -------   -------   -------
Net cash provided by (used in) investing activities.........   (1,232)    1,072    (2,017)
                                                              -------   -------   -------
Cash flows from financing activities:
  New borrowings............................................    1,628       304     4,246
  Debt repayments...........................................   (2,138)   (3,597)   (3,987)
  Cash dividends............................................       (6)       (6)       (6)
  Exercise of common stock options and warrants.............       50        20       176
  Other.....................................................      (19)       --        (3)
                                                              -------   -------   -------
Net cash provided by (used in) financing activities.........     (485)   (3,279)      426
                                                              -------   -------   -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (2)       (5)       (4)
                                                              -------   -------   -------
Increase (decrease) in cash and cash equivalents............      636       (87)       94
Cash and cash equivalents at beginning of year..............       94       181        87
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $   730   $    94   $   181
                                                              =======   =======   =======
Supplemental cash flow information:
  Cash paid during the year for:
    Interest................................................  $   563   $   750   $   740
    Income taxes............................................       47       135       276
  Non-cash investing and financing activities:
    Note receivable from sale of assets.....................       --        23        --
    Conversion of subordinated debt to common stock.........       --        --       263
    Acquisitions of businesses and development projects:
      Liabilities incurred or assumed.......................       --        --       357
      Common stock issued...................................       --         3        33

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   (IN MILLIONS, EXCEPT SHARES IN THOUSANDS)

                                                                                            ACCUMULATED
                                                                                               OTHER        RESTRICTED
                                                  COMMON STOCK     ADDITIONAL              COMPREHENSIVE      STOCK
                                                ----------------    PAID-IN     RETAINED      INCOME         UNEARNED
                                                SHARES    AMOUNT    CAPITAL     EARNINGS      (LOSS)       COMPENSATION
                                                -------   ------   ----------   --------   -------------   ------------
Balance, January 1, 1999......................  608,308     $6       $4,092      $1,067        $(421)          $--
 Net loss.....................................       --     --           --        (398)          --            --
 Cash dividends...............................       --     --           --          (6)          --            --
 Common stock issued upon exercise of stock
   options and warrants, and grants of
   restricted stock, net of tax benefit of
   $87........................................    8,431     --          242          --           --            --
 Unearned compensation related to issuance of
   restricted stock to employees..............      265     --            4          --           --            (4)
 Common stock issued for acquisitions.........      458     --           33          --           --            --
 Common stock issued for conversion of
   subordinated debt..........................    8,984     --          261          --           --            --
 Adjustment of employee stock benefit trust to
   market value...............................       --     --         (232)         --           --            --
 Minimum pension liability adjustment, net of
   taxes of $37...............................       --     --           --          --          (66)           --
 Cumulative translation adjustment of foreign
   currency statements........................       --     --           --          --          (76)           --
 Other........................................      838     --           40          --           --            --
                                                -------     --       ------      ------        -----           ---
Balance, December 31, 1999....................  627,284     $6       $4,440      $  663        $(563)          $(4)
                                                -------     --       ------      ------        -----           ---
 Net loss.....................................       --     --           --         (97)          --            --
 Cash dividends...............................       --     --           --          (6)          --            --
 Common stock issued upon exercise of stock
   options and warrants, and grants of
   restricted stock, net of tax benefit of
   $3.........................................      166     --            4          --           --            (1)
 Earned compensation related to restricted
   stock......................................       --     --           --          --           --             2
 Common stock issued (purchased) in connection
   with litigation settlements................    1,364     --           22          --           --            --
 Adjustment of employee stock benefit trust to
   market value...............................       --     --           14          --           --            --
 Minimum pension liability adjustment, net of
   taxes of $92...............................       --     --           --          --          130            --
 Cumulative translation adjustment of foreign
   currency statements including effects of
   divestitures...............................       --     --           --          --          307            --
 Termination of employee stock benefit
   trust......................................       --     --           --          --           --            --
 Other........................................      808     --           17          --           --            --
                                                -------     --       ------      ------        -----           ---
Balance, December 31, 2000....................  629,622     $6       $4,497      $  560        $(126)          $(3)
                                                -------     --       ------      ------        -----           ---
 Net income...................................       --     --           --         503           --            --
 Cash dividends...............................       --     --           --          (6)          --            --
 Common stock issued upon exercise of stock
   options and warrants, net of tax benefit of
   $15........................................       --     --            3          --           --            --
 Common stock issued in connection with
   litigation settlements.....................      289     --           13          --           --            --
 Earned compensation related to restricted
   stock......................................       --     --           --          --           --             1
 Minimum pension liability adjustment, net of
   taxes of $1................................       --     --           --          --            2            --
 Unrealized gain on derivative instruments,
   net of taxes of $1.........................       --     --           --          --            1            --
 Unrealized gain on marketable securities, net
   of taxes of $4.............................       --     --           --          --            6            --
 Cumulative translation adjustment of foreign
   currency statements........................       --     --           --          --          (31)           --
 Other........................................      421     --           10          --           --            --
                                                -------     --       ------      ------        -----           ---
Balance, December 31, 2001....................  630,332     $6       $4,523      $1,057        $(148)          $(2)
                                                =======     ==       ======      ======        =====           ===


                                                                   EMPLOYEE
                                                 TREASURY STOCK     STOCK     COMPREHENSIVE
                                                ----------------   BENEFIT       INCOME
                                                SHARES    AMOUNT    TRUST        (LOSS)
                                                -------   ------   --------   -------------
Balance, January 1, 1999......................       64   $  (3)    $(368)
 Net loss.....................................       --      --        --         $(398)
 Cash dividends...............................       --      --        --
 Common stock issued upon exercise of stock
   options and warrants, and grants of
   restricted stock, net of tax benefit of
   $87........................................       --      --        --
 Unearned compensation related to issuance of
   restricted stock to employees..............       --      --        --
 Common stock issued for acquisitions.........       --      --        --
 Common stock issued for conversion of
   subordinated debt..........................       --      --        --
 Adjustment of employee stock benefit trust to
   market value...............................       --      --       232
 Minimum pension liability adjustment, net of
   taxes of $37...............................       --      --        --           (66)
 Cumulative translation adjustment of foreign
   currency statements........................       --      --        --           (76)
 Other........................................       10      (1)       --
                                                -------   -----     -----         -----
Balance, December 31, 1999....................       74   $  (4)    $(136)        $(540)
                                                -------   -----     -----         =====
 Net loss.....................................       --      --        --         $ (97)
 Cash dividends...............................       --      --        --
 Common stock issued upon exercise of stock
   options and warrants, and grants of
   restricted stock, net of tax benefit of
   $3.........................................   (1,078)     22        --
 Earned compensation related to restricted
   stock......................................       --      --        --
 Common stock issued (purchased) in connection
   with litigation settlements................       83      (1)       --
 Adjustment of employee stock benefit trust to
   market value...............................       --      --       (14)
 Minimum pension liability adjustment, net of
   taxes of $92...............................       --      --        --           130
 Cumulative translation adjustment of foreign
   currency statements including effects of
   divestitures...............................       --      --        --           307
 Termination of employee stock benefit
   trust......................................    7,893    (150)      150
 Other........................................       --      --        --
                                                -------   -----     -----         -----
Balance, December 31, 2000....................    6,972   $(133)    $  --         $ 340
                                                -------   -----     -----         =====
 Net income...................................       --      --        --         $ 503
 Cash dividends...............................       --      --        --
 Common stock issued upon exercise of stock
   options and warrants, net of tax benefit of
   $15........................................   (3,317)     63        --
 Common stock issued in connection with
   litigation settlements.....................     (785)     15        --
 Earned compensation related to restricted
   stock......................................       --      --        --
 Minimum pension liability adjustment, net of
   taxes of $1................................       --      --        --             2
 Unrealized gain on derivative instruments,
   net of taxes of $1.........................       --      --        --             1
 Unrealized gain on marketable securities, net
   of taxes of $4.............................       --      --        --             6
 Cumulative translation adjustment of foreign
   currency statements........................       --      --        --           (31)
 Other........................................     (556)     11        --
                                                -------   -----     -----         -----
Balance, December 31, 2001....................  $ 2,314   $ (44)    $  --         $ 481
                                                =======   =====     =====         =====

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

1.  BUSINESS

     Business -- Waste Management, Inc., a Delaware corporation, and subsidiaries ("Waste Management" or the "Company") is its industry's leading provider of integrated waste services in North America. Through its subsidiaries, the Company provides collection, transfer, recycling and resource recovery, and disposal services. The Company is also a leading developer, operator and owner of waste-to-energy facilities in the United States. The Company also had similar operations outside of North America, however, as discussed in Notes 5 and 21, pursuant to the Company's 1999 strategic plan, the Company divested all of its international operations outside of North America as of December 31, 2001. The Company also divested most of its non-solid waste operations as of December 31, 2001. Included in the remaining non-solid waste operations are independent power production plants ("IPPs"), which include the operation and, in some cases, the ownership of IPPs that either cogenerate electricity and thermal energy or generate electricity alone for sale to customers, including public utilities and industrial customers. Also included in the remaining non-solid waste operations are the Company's geosynthetic manufacturing and installation services, which generally involve the making and installing of landfill liners. These services were classified as held-for-sale at December 31, 2001 and were sold in the first quarter of 2002.

2.  1999 ACCOUNTING CHARGES AND ADJUSTMENTS

     In 1999, the Company initiated a comprehensive internal review of its accounting records, systems, processes and controls at the direction of its Board of Directors. As discussed below, the Company experienced significant difficulty in the integration and conversion of information and accounting systems after the Company, then known as USA Waste Services, Inc., completed its merger with Waste Management, Inc., whose name changed to Waste Management Holdings, Inc. ("WM Holdings") at the time of the merger. The merger, which was accounted for as a pooling-of-interests, was completed in July 1998 (the "WM Holdings Merger"). As a result of these systems and process issues and other issues raised during the 1999 accounting review, certain charges and adjustments were recorded, as discussed below. The review was completed in time such that the Company was able to record related adjustments in its financial statements for the quarter ended September 30, 1999. The amounts recorded by the Company as a result of the review had a material effect on its financial statements for the year ended December 31, 1999. The following is a summary of charges attributable to this review which were recorded for the quarter ended September 30, 1999:

Operations held-for-sale adjustments........................        $  414
Increase to allowance for doubtful accounts and other
  accounts receivable adjustments...........................           212
Asset impairments (excluding held-for-sale adjustments).....           178
Insurance reserves and other insurance adjustments..........           148
Legal, severance and consulting accruals....................           142
Merger and acquisition related costs........................            32
Other charges and adjustments, including:
  Account reconciliations...................................  348
  Loss contract reserve adjustments.........................   49
  Increase in environmental liabilities.....................   49
  Other.....................................................  191      637
                                                              ---   ------
Impact of charges before income tax benefit.................         1,763
Income tax benefit..........................................          (537)
                                                                    ------
After-tax charges...........................................        $1,226
                                                                    ======

                             WASTE MANAGEMENT, INC.

     In August 1999, the Company's Board of Directors adopted a strategic plan that included the divestiture of its international operations outside of North America and certain other businesses. See Note 16, "Segment and Related Information," and Note 21, "Operations Held-for-Sale," for further discussion. Based primarily on preliminary bids from interested parties, these and certain other assets which were identified as held-for-sale during the third quarter of 1999 were written down to estimated fair value less estimated cost to sell, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, resulting in a pre-tax charge of approximately $414 at September 30, 1999. These assets were considered to be held-for-use for periods prior to the third quarter of 1999 and did not meet the criteria for impairment recognition as a "held-for- use" asset, and therefore, were not considered impaired for periods prior to the third quarter of 1999. The assets which were identified as held-for-sale and subject to adjustment include, among others, the Company's international operations outside of North America, certain of the Company's non-solid waste operations and certain North American solid waste, or "NASW," operations that were not essential parts of the Company's network. Revisions to the third quarter estimates were required due to revisions in estimated proceeds and certain changes in business plans during the fourth quarter of 1999, as further discussed in Note 17, "Merger and Acquisition Related Costs; Asset Impairments and Unusual Items." See Notes 5 and 21 for a discussion of operations divested in 2000 and 2001.

     In 1999, subsequent to the WM Holdings Merger, the Company experienced significant difficulty in the conversion from the WM Holdings' information systems to the systems used by the Company, resulting in delays and errors, particularly with respect to the Company's billing systems, including delays in submitting bills to customers and errors in both computing and delivering bills. Staffing levels were insufficient to address customer complaints and disputes and did not support timely follow-up with customers. Billing system issues initially became evident in the second quarter of 1999, as receivable aging levels continued to rise. At that time, management believed that the increase in receivables was a short-term issue, receivables would return to historical levels once the billing system conversions were complete and there was not a significant collectability issue with its recorded receivables. In connection with the 1999 accounting review, the Company concluded that certain of these accounts had deteriorated to the point that they may be uncollectible, and therefore, recorded an increase in the allowance for doubtful accounts in the third quarter of 1999. Beginning in the third quarter of 1999, the Company increased its resources dedicated to receivable collection efforts. In addition, the Company performed a review of notes and other receivable-related balances in connection with this review. Taken together, the Company recorded receivable-related pre-tax charges of $212 in the third quarter of 1999.

     As a result of the review, the Company also recorded asset impairments of $178 related to several landfill sites and certain other operating assets in the third quarter of 1999. Included in the amount is $76 relating to the abandonment or closure of facilities resulting both from the Company's decisions regarding the best operating strategies for specific markets and consideration of other new facts and circumstances during the review. Also included in the amount is $40, which is primarily the result of permit denials and other regulatory problems in the third quarter of 1999, which is one of the many types of facts and circumstances that may from time to time trigger impairments, and which may occasionally overlap with other triggering events or result in abandonment or closure. The Company performs a comprehensive, centrally coordinated review of its North American landfills on an annual basis. During the third quarter of 1999, that review included an evaluation of potential landfill expansion projects, with newly refined and more stringent criteria for evaluating the probability of obtaining expansions to existing sites, which had the effect of excluding certain expansions that met the Company's previous criteria. For further discussion on this criteria, refer to Note 3.

     The exclusion of these expansions due to the more stringent criteria and related business judgements regarding probable success of obtaining expansions increased depreciation and amortization and the provision for final closure and post-closure costs (included in operating expense). Impairments resulting from the

                             WASTE MANAGEMENT, INC.

application of the criteria and other new considerations comprise the remaining $62 of impairments included in the $178 of impairments disclosed above.

     The Company historically estimated its insurance-related liabilities for its ongoing programs based on an analysis of insurance claims submitted for reimbursement, plus an estimate for liabilities incurred as of the balance sheet date but not yet reported to the Company. This is the estimation method that had been used by WM Holdings prior to the WM Holdings Merger, and that method was continued by the Company for that pool of pre-merger WM Holdings' claims. In connection with the 1999 accounting review, the Company evaluated the adequacy of its self-insurance liabilities and changed the manner in which it estimates its insurance-related liabilities for its ongoing property and casualty insurance programs. Both of these approaches result in acceptable estimates, but during the review, the Company noted that the actuarially determined estimates using a fully-developed method provided a better estimate of the ultimate costs of the claims than a claims made plus incurred but not reported method. Accordingly, in the third quarter of 1999, the Company began estimating all insurance-related liabilities based on actuarially determined estimates of ultimate losses. This change in estimate resulted in an increased pre-tax expense of $44 for the third quarter of 1999. In addition, the Company increased its insurance-related liabilities based on its assessment of current and expected claims activity and unfavorable claims experience, resulting in an additional pre-tax charge of $104 in the third quarter of 1999.

     The Company recorded pre-tax charges related to legal, severance and consulting costs incurred in the third quarter of 1999, including increases in legal accruals and related charges of $96 principally related to developments in various legal proceedings brought against WM Holdings by its stockholders in connection with its restatement of earnings in February 1998. These legal developments caused the Company to evaluate the numerous stockholder cases filed against WM Holdings and to reassess their range of exposure. Additionally, the charges included $25 related to severance costs, principally for executives who left the Company in the third quarter of 1999, and $21 of professional fees related primarily to the accounting review and related matters.

     The Company recorded $32 of merger and acquisition related costs, which are required to be expensed as incurred, during the third quarter of 1999. These costs consisted of $13 related to a third quarter purchase business combination and $19 related to the costs incurred by the Company related to the WM Holdings Merger and the merger with Eastern Environmental Services, Inc. (the "Eastern Merger").

     The Company's results of operations for 1999 reflect pre-tax charges of approximately $348 recorded in the third quarter 1999 attributable to the reconciliation of intercompany accounts, cash, accounts receivable, fixed asset, accounts payable and certain other accounts at the Company's operating districts and other locations resulting from the 1999 accounting review. The Company's 1999 accounting review included a detailed review of substantially all of the districts' and other locations' financial and accounting records. That work necessitated a number of adjustments affecting transactions related to the current period and to periods prior to the quarter ended September 30, 1999 involving many different accounts. Although some portion of the charges of $348 may have related to a number of periods, the Company did not have sufficient information to identify all specific charges attributable to individual prior periods. Furthermore, producing the required information to perform such an identification of these charges would have been cost prohibitive and disruptive to operations. In connection with the preparation of its third quarter of 1999 financial statements, the Company concluded that, based on its quantitative and qualitative analysis of available information, and after consultation with its independent public accountants, it did not have, nor was it able to obtain, sufficient information to conclude what amount of charges related to any individual prior year, although qualitative analysis indicated that these charges were principally related to 1999. Accordingly, the Company concluded that these charges are appropriately reflected in the 1999 annual financial statements.

                             WASTE MANAGEMENT, INC.

     The Company also evaluated significant contracts under which it provides services. As a result of that review, the Company recorded a pre-tax provision of $49 related to contracts, which were determined to be in a loss position, including revisions to previously established reserves based on new facts and circumstances.

     The Company increased its estimate of the ultimate costs required for final closure and post-closure obligations at certain landfills which were either closed or near final closure by $33. That increase, and provisions related to various other environmental matters, totaled $49 as a result of the 1999 accounting review.

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

     The charges described above, which include both recurring and nonrecurring items that have been aggregated for this presentation, are reflected in the Company's financial statements for the year ended December 31, 1999, as follows:

                                               ALLOWANCE
                                              FOR DOUBTFUL
                                                ACCOUNTS                    INSURANCE
                                               AND OTHER                    RESERVES        LEGAL,       MERGER AND       OTHER
                                 HELD-FOR-      ACCOUNTS        OTHER       AND OTHER    SEVERANCE AND   ACQUISITION     CHARGES
                                   SALE        RECEIVABLE       ASSET       INSURANCE     CONSULTING       RELATED         AND
                                ADJUSTMENTS   ADJUSTMENTS    IMPAIRMENTS   ADJUSTMENTS     ACCRUALS         COSTS      ADJUSTMENTS
                                -----------   ------------   -----------   -----------   -------------   -----------   -----------
Operating revenues............     $  --         $ (44)         $  --         $  --          $  --          $ --          $  13
                                   -----         -----          -----         -----          -----          ----          -----
Costs and expenses:
 Operating (exclusive of
   depreciation and
   amortization shown
   below).....................        --            --             --           143             --            --            423
 Selling, general and
   administrative.............        --           168             --             5             58            --            172
 Depreciation and
   amortization...............        --            --             --            --             --            --             60
 Merger and acquisition
   related costs..............        --            --             --            --             --            32             --
 Asset impairments and unusual
   items......................       414            --            178            --             84            --              3
                                   -----         -----          -----         -----          -----          ----          -----
                                     414           168            178           148            142            32            658
                                   -----         -----          -----         -----          -----          ----          -----
Loss from operations..........      (414)         (212)          (178)         (148)          (142)          (32)          (645)
                                   -----         -----          -----         -----          -----          ----          -----
Other income (expense)
 Interest expense.............        --            --             --            --             --            --              1
 Interest income..............        --            --             --            --             --            --             13
 Minority interest............        --            --             --            --             --            --             --
 Other income (expense).......        --            --             --            --             --            --             (6)
                                   -----         -----          -----         -----          -----          ----          -----
                                      --            --             --            --             --            --              8
                                   -----         -----          -----         -----          -----          ----          -----
Loss before income taxes and
 extraordinary items..........     $(414)        $(212)         $(178)        $(148)         $(142)         $(32)         $(637)
                                   =====         =====          =====         =====          =====          ====          =====
Benefit from income taxes.....
Net loss......................


                                    TOTAL
                                  (INCLUDES
                                RECURRING AND
                                NON-RECURRING
                                   ITEMS)
                                -------------
Operating revenues............     $   (31)
                                   -------
Costs and expenses:
 Operating (exclusive of
   depreciation and
   amortization shown
   below).....................         566
 Selling, general and
   administrative.............         403
 Depreciation and
   amortization...............          60
 Merger and acquisition
   related costs..............          32
 Asset impairments and unusual
   items......................         679
                                   -------
                                     1,740
                                   -------
Loss from operations..........      (1,771)
                                   -------
Other income (expense)
 Interest expense.............           1
 Interest income..............          13
 Minority interest............          --
 Other income (expense).......          (6)
                                   -------
                                         8
                                   -------
Loss before income taxes and
 extraordinary items..........      (1,763)
Benefit from income taxes.....         537
                                   -------
Net loss......................     $(1,226)
                                   =======

     Subsequent to the completion of the accounting review, and in conjunction with the process of preparing its monthly financial statements during the fourth quarter of 1999 and its financial statements at December 31, 1999, additional adjustments attributable to the reconciliation of intercompany accounts, cash accounts receivable, fixed assets, accounts payable and certain other accounts were recorded.

                             WASTE MANAGEMENT, INC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation -- The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all material intercompany balances and transactions. Investments in affiliated companies in which the Company has a controlling interest are consolidated for financial reporting purposes. Investments in affiliated entities in which the Company does not have a controlling interest are accounted for under either the equity method or cost method of accounting, as appropriate. These investments are regularly reviewed for impairment issues and propriety of current accounting treatment.

     Reclassifications -- Certain reclassifications have been made to the prior year balance sheet to conform to the current year presentation.

     Cash and cash equivalents -- Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less.

     Concentrations of credit risk -- Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers comprise the Company's customer base, thus spreading the trade credit risk. At December 31, 2001 and 2000, no single group or customer represents greater than 5% of total accounts receivable. The Company controls credit risk through credit evaluations, credit limits, and monitoring procedures. The Company performs credit evaluations for commercial and industrial customers and performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable. Credit risk relating to derivative instruments results from the fact the Company enters into interest rate and commodity price swap agreements with various counterparties. However, we monitor our derivative positions by regularly evaluating our positions and the credit worthiness of the counterparties, all of whom we consider credit worthy, or who have issued letters of credit to support their credit worthiness. See Note 11 for discussion on the handling of the Enron North America Corp. ("Enron") waste paper swap agreements.

     Operations held-for-sale -- It is the Company's policy to classify the businesses that the Company is marketing for sale and the portfolio of real estate that the Company considers surplus and is marketing for sale, as operations held-for-sale. The carrying values of these assets are written down to estimated fair value, less estimated costs to sell. These charges are based on estimates and certain contingencies that could materially differ from the actual results and resolution of any such contingencies. The Company discontinues depreciation on fixed assets for businesses that are classified as held-for-sale. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 is effective for the Company on January 1, 2002 and will impact the Company's policy for operations held-for-sale. See Note 21 for further discussion of operations held-for-sale and Note 24 for further discussions regarding SFAS No. 144.

     Property and equipment -- Property and equipment are recorded at cost. Except for the Company's waste-to-energy and IPPs, expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. At the Company's waste-to-energy facilities and IPPs, the Company accrues for major maintenance expenditures. Such accruals are based upon planned maintenance expenditures and are classified as current or non-current liabilities based on the expected timing of the expenditures.

     When property and equipment are retired, sold, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of

                             WASTE MANAGEMENT, INC.

operations as increases or offsets to operating expense for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The Company assumes no salvage value for its depreciable North American fixed assets. The estimated useful lives for significant property and equipment categories are as follows (in years):

                                                              USEFUL LIVES
                                                              ------------
Vehicles....................................................   3 to 10
Machinery and equipment.....................................   3 to 20
Commercial and roll-off containers..........................   8 to 12
Buildings and improvements..................................   5 to 40
Waste-to-energy facilities..................................   up to 50

     The Company capitalizes certain costs associated with developing or obtaining internal-use software. These costs include external direct costs of materials and services used in developing or obtaining the software, payroll and payroll-related costs for employees directly associated with the software development project. For the years ended December 31, 2001 and 2000, the Company capitalized $63 and $21, respectively, of software development costs that are primarily related to the development of the Company's enterprise-wide software systems. Capitalized costs related to the Company's enterprise-wide software systems are depreciated over 5 years. There were no internal-use software development costs capitalized in 1999.

     Landfill accounting -- Capitalizable landfill site costs are recorded at cost. Capitalized landfill site costs, net of recorded amortization, are added to estimated projected capitalizable costs to be incurred over the remaining life of the landfill, to determine the amount to be amortized over the remaining estimated useful life of a site. Estimated projected costs are developed using input from the Company's engineers and accountants and are reviewed by management, typically at least once per year. Amortization is recorded on a units of consumption basis, typically applying cost as a rate per ton. Landfill site costs are amortized to expected net realizable value upon final closure of a landfill. Costs associated with the ongoing operation of the landfill are charged to expense as incurred.

     The Company has material financial commitments for the costs associated with its future obligations for final closure and post-closure obligations with respect to the landfills it owns or operates as prescribed by the EPA's Subtitles C and D regulations. Estimates for final closure and post-closure costs are developed using input from the Company's engineers and accountants and are reviewed by management, typically at least once per year. These estimates involve projections of costs that will be incurred after the landfill ceases operations and during the legally required post-closure monitoring period. The difference between the present value of a landfill's estimated total final closure and post-closure costs and amounts accrued to date is accrued prospectively on a units of consumption basis by applying a rate per ton over the remaining capacity of the landfill. The present value of final closure and post-closure costs are fully accrued for each landfill once the site discontinues accepting waste and are included in environmental liabilities.

     The remaining capacity of a landfill is determined by the unused permitted airspace and expansion airspace when the success of obtaining an expansion permit is probable. Remaining capacity is estimated in cubic yards and converted to tons using a landfill-specific airspace utilization factor. These factors are developed by the Company's engineers and are reviewed by management, typically at least once per year.

     The Company's criteria for evaluating the probability of obtaining an expansion permit to landfill airspace at existing sites are as follows:

     - Personnel are actively working to obtain land use and local and state approvals for an expansion of an existing landfill;

                             WASTE MANAGEMENT, INC.

     - At the time the expansion is added to the permitted site life, it is probable that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

     - The respective landfill owners, or the Company, have a legal right to use or obtain land to be included in the expansion plan;

     - There are no significant known technical, legal, community, business, or political restrictions or similar issues that could impair the success of such expansion;

     - Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

     - Airspace and related costs, including additional final closure and post-closure costs, have been estimated based on conceptual design.

     Additionally, to include airspace from an expansion effort, the expansion permit application must generally be expected to be submitted within one year, and the expansion permit must be expected to be received within two to five years. Exceptions to these criteria must be approved through a landfill-specific approval process that includes an approval from the Company's Chief Financial Officer and review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 105 landfill sites with expansions at December 31, 2001, 27 landfill locations required the Company's Chief Financial Officer to approve an exception to the criteria. Approximately two-thirds of these exceptions were due to legal or community issues that could impede the expansion process, while the remaining were primarily due to permit application processes beyond the one-year limit, which in most cases were due to state-specific permitting procedures.

     The Company has generally been successful in receiving approvals for expansions pursued; however, there can be no assurance that the Company will be successful in obtaining landfill expansions in the future. In some cases the Company may be unsuccessful in obtaining an expansion permit or the Company may determine that an expansion permit that the Company previously thought was probable becomes unlikely. The estimates and assumptions used in developing this information are reviewed by the Company's engineers and accountants at least annually, and the Company believes them to be reasonable. However, to the extent that such estimates, or the assumptions used to make those estimates prove to be incorrect, or the Company's beliefs that it will receive an expansion permit changes to remote, the costs incurred in the pursuit of the expansion will be charged against earnings, net of any capitalized expenditure and advances that will be recoverable, through sale or otherwise. Additionally, the landfill's future operations will typically reflect lower profitability due to higher amortization rates, final closure and post-closure rates, and expenses related to the removal of previously included expansion airspace. The landfill may also become subject to impairment, which could be material to the results of operations of any individual reporting period.

     Additionally, as disposal volumes are affected by seasonality and competitive factors, airspace amortization expense varies between fiscal quarters due to change in volumes of waste disposal at the Company's landfills. Airspace amortization expense is also affected by changes in engineering costs and estimates.

     Business combinations -- All acquisitions during 2001 and 2000 have been accounted for using the purchase method of accounting. The Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary if, and when, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is

                             WASTE MANAGEMENT, INC.

included in results of operations in the periods in which the adjustments are determined. The Company does not believe potential differences between its fair value estimates and actual fair values are material.

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

     Goodwill and other intangible assets -- Goodwill is the excess of cost over net assets of acquired businesses. In accordance with the Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142"), the Company did not amortize goodwill that arose from purchases after June 30, 2001. In addition, the Company continued through December 31, 2001 the amortization of goodwill which arose from purchase business combinations completed prior to or on June 30, 2001. For further discussion, refer to Note 7. Other intangible assets consist primarily of customer lists, covenants not-to-compete, licenses and permits. Other intangible assets are recorded at cost and amortized on a straight-line basis. Customer lists are generally amortized over five to seven years. Covenants not-to-compete are amortized over the term of the agreement, which is generally three to five years. Licenses, permits and contracts are amortized over the shorter of the definitive terms of the related agreements or 40 years.

     Restricted funds held by trustees -- Restricted funds held by trustees of $326 and $275 at December 31, 2001 and 2000, respectively, are included in other non-current assets and consist principally of funds deposited in connection with landfill final closure and post-closure obligations, insurance escrow deposits, and funds held in trust for the construction of landfills. Amounts are principally invested in fixed income securities of federal, state, and local governmental entities and financial institutions.

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

     Foreign currency -- The functional currency of the Company's foreign operations is the local currency of the country in which the Company operates. Adjustments resulting from the translation of financial information are included in comprehensive income.

     Revenue recognition -- The Company recognizes revenues on service contracts as services are provided. Amounts billed and collected prior to services being performed are included in deferred revenues. Results from long-term contracts for construction projects at certain municipal-owned, Company operated waste-to-energy facilities are recorded on the percentage-of-completion basis. Changes in project performance and conditions, estimated profitability and final contract settlements may result in future revisions to long-term construction contract costs and income.

                             WASTE MANAGEMENT, INC.

     Loss contracts -- The Company reviews its revenue-producing contracts in the ordinary course of business to determine if the direct costs, exclusive of any non-variable costs, to service the contractual arrangements exceed the revenues to be produced by the contract. Any resulting net loss over the life of the contract is expensed at the time of such determination. During the life of a contract that is deemed to be a loss contract, the Company may estimate intermittent periods of contract profitability. Intermittent profitability projected or realized on loss contracts is deferred to offset future projected losses.

     Derivative financial instruments -- Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") as amended by SFAS Nos. 137 and 138, became effective for the Company on January 1, 2001. These statements establish accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at fair value. These statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. See further discussion at
Note 11.

     Capitalized interest -- Interest is capitalized on certain projects under development including landfill projects and probable landfill expansion projects, and on certain assets under construction, including operating landfills and waste-to-energy facilities. The capitalization of interest for operating landfills is based on the costs incurred on discrete cell construction projects, plus an allocated portion of the common site costs. The common site costs include the development costs of a landfill project or the purchase price of an operating landfill, and the ongoing infrastructure costs benefiting the lifecycle of the landfill. Cell construction costs include the construction of cell liners and final capping during the operating life of the site. During 2001, 2000 and 1999, total interest costs were $557, $770 and $804, respectively, of which $16, $22 and $34, respectively, were capitalized primarily for landfill construction costs.

4.  USE OF ESTIMATES AND ASSUMPTIONS

     The Company's preparation of its financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and assumptions will also affect the reported amounts for certain revenues and expenses during the reporting period. Listed below are the estimates and assumptions that the Company considers to be significant in the preparation of its financial statements.

     - Allowance for Doubtful Accounts -- The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable.

     - Recovery of Long-Lived Assets -- The Company evaluates the recovery of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment.

     - Operations Held-for-Sale -- The Company writes down the carrying value of its held-for-sale operations to the estimate of the fair value of such operations.

     - Loss Contracts -- The Company evaluates its revenue-producing contracts to determine whether the projected revenues of such contracts exceed the direct costs to service such contracts. These evaluations include estimates of future revenues and expenses. Accruals for loss contracts are adjusted upward or downward based on these evaluations.

     - Acquisition Accounting -- The Company estimates the fair value of assets and liabilities when allocating the purchase price of an acquisition.

                             WASTE MANAGEMENT, INC.

     - Income Taxes -- The Company assumes the deductibility of certain costs in its income tax filings and estimates the future recovery of deferred tax assets.

     - Legal Accruals -- The Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments.

     - Self Insurance Reserves -- Through the use of actuarial calculations, the Company estimates the amounts required to settle insurance claims.

     - Airspace Amortization and Final-Closure/Post-Closure Rate Per Ton -- The Company expenses amounts for landfill airspace usage and landfill final closure and post-closure costs for each ton of waste accepted for disposal at its landfills. In determining the amount to expense for each ton of waste accepted, the Company estimates the total cost to develop each landfill site to its final capacity and the total final closure and post-closure costs for each landfill site. The Company's engineers also estimate the tonnage capacity of the landfill. The expense for each ton is then calculated based on the total costs remaining to be provided and the total remaining tonnage capacity. Estimates for projected landfill site costs and for final closure and post-closure costs are developed using input from the Company's engineers and accountants and are reviewed by management, typically at least once per year. The estimates for landfill final closure and post-closure consider when the costs would actually be paid and, where appropriate, inflation and discount rates.

     - Environmental Remediation Liabilities -- The Company estimates and accrues the costs required to remediate a specific site depending on site-specific facts and circumstances. Cost estimates to remediate each specific site are developed by assessing (i) the scope of the Company's contribution to the environmental matter, (ii) the scope of the anticipated remediation and monitoring plan, and (iii) the extent of other parties' share of responsibility.

     - Derivative Financial Instruments -- In order to estimate the fair market value of derivative financial instruments to be recorded on the balance sheet, the Company estimates future prices of commodity waste paper products.

     Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements. As it relates to estimates and assumptions in rates per ton and environmental remediation liabilities, significant engineering and accounting input is required. The Company reviews these estimates and assumptions no less than annually. In many circumstances, the ultimate outcome of these estimates and assumptions may not be known for decades into the future. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations, changes in future operational plans, and inherent imprecision associated with estimating environmental matters so far into the future.

5.  BUSINESS COMBINATIONS AND DIVESTITURES

  PURCHASE ACQUISITIONS

     During 2001 and 2000, the Company consummated over 50 and 70 acquisitions, respectively, of NASW operations that were accounted for under the purchase method of accounting. The total cost of acquisitions was approximately $116 and $234 for 2001 and 2000, respectively, which included cash paid, common stock issued and debt assumed.

  DIVESTITURES

     The Company's 1999 strategic plan included marketing for sale its international operations outside of North America, its domestic non-solid waste operations and selected NASW operations. Note 21 discusses

                             WASTE MANAGEMENT, INC.

the remaining operations held-for-sale which the Company believes will be divested prior to December 31, 2002 and Note 25 discusses operations that were sold in the first quarter of 2002.

     The approximate aggregate sales prices for divestitures in 2001 was $23, which was comprised substantially of cash proceeds. The following is a summary of the divestitures of businesses completed at December 31, 2000, by segment:

                                                              APPROXIMATE
SEGMENT                                                       SALE PRICE
-------                                                       -----------
NASW........................................................    $  310(a)
Other -- WM International...................................     1,910(b)
Other -- Non-Solid Waste....................................       439(b)
                                                                ------
          Total.............................................    $2,659
                                                                ======

---------------

(a) Approximate sales price includes cash proceeds, note receivables and a long-term prepaid disposal agreement.

(b)  Approximate sales price includes cash proceeds and assumed debt.

6.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consisted of the following:

                                                               2001      2000
                                                              -------   -------
Land........................................................  $   768   $   729
Landfills...................................................    7,857     7,548
Vehicles....................................................    3,258     3,019
Machinery and equipment.....................................    2,326     2,118
Containers..................................................    2,001     2,043
Buildings and improvements..................................    1,432     1,337
Furniture and fixtures......................................      293       191
                                                              -------   -------
                                                               17,935    16,985
Less accumulated landfill airspace amortization.............   (3,134)   (2,698)
Less accumulated depreciation on other property and
  equipment.................................................   (4,444)   (4,161)
                                                              -------   -------
                                                              $10,357   $10,126
                                                              =======   =======

     Depreciation and amortization expense for property and equipment for 2001, 2000 and 1999 was $1,178, $1,210 and $1,344, respectively.

     Rental expense for leased properties was $162, $186 and $189 during 2001, 2000 and 1999, respectively. These amounts primarily include rents under long-term leases and rents charged as a percentage of revenue, but are exclusive of financing leases which are capitalized for accounting purposes. Payments due during the next five years and thereafter on long-term rental obligations are as follows:

2002   2003   2004   2005   2006   THEREAFTER
----   ----   ----   ----   ----   ----------
$130   $119   $119   $116   $128      $348

  SPECIAL PURPOSE ENTITIES

     On June 30, 2000, two limited liability companies ("LLCs") were established to purchase interests in existing leveraged lease financings at three of the Company's waste-to-energy facilities. John Hancock Life Insurance Company ("Hancock") has a 99.5% ownership in one of the LLCs. The second LLC is 99.5% collectively owned by Hancock and the CIT Group ("CIT"). The Company has a 0.5% interest in both LLCs. Hancock and CIT made an initial investment of approximately $167 in the LLCs. Under the LLC agreements, the LLCs shall be dissolved upon the occurrence of any of the following events: (i) a written

                             WASTE MANAGEMENT, INC.

decision of all the members of the LLCs to dissolve the LLCs, (ii) December 31, 2063, (iii) the entry of a decree of judicial dissolution under the Delaware Limited Liability Company Act, or (iv) the LLCs cease to own any interest in these waste-to-energy facilities. Additionally, income, losses and cash flows are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, the amounts will be allocated 20% to Hancock and CIT and 80% to the Company. The Company does not expect Hancock and CIT to achieve the targeted returns in 2002.

     The Company accounts for the underlying leases as operating leases. The aggregate lease commitments of $400 related to these waste-to-energy facilities are included in the table above. Under the LLC agreements, if the Company exercises certain renewal options under the leases, it will be required to make capital contributions to the LLCs for the difference, if any, between fair market rents and the scheduled renewal rents. The Company is also required under certain circumstances to make capital contributions to the LLCs in the amount of the difference between the stipulated loss amounts and termination values under the LLC agreements to the extent they are different from the underlying lease agreements. The Company believes that the occurrence of these circumstances is remote.

     The Company is the manager of the LLCs but there are significant limitations on the powers of the manager per the LLC agreements. Accordingly, the Company accounts for its interest in the LLCs under the equity method of accounting. These investments have a carrying value of approximately $1 at both December 31, 2001 and 2000, respectively. If the Company were required to consolidate the LLCs, the Company would record approximately $425 in assets, and $221 of debt as of December 31, 2001. The remaining balance which would be recorded is primarily minority interest. During 2001 and 2000, the LLC received lease payments of $63 and $35 respectively, from the three waste-to-energy facilities and made distributions during the same periods to members of the LLCs of $13 and $11, respectively.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets at December 31 consisted of the following:

                                                               2001     2000
                                                              ------   ------
Goodwill....................................................  $5,881   $5,795
Less accumulated amortization...............................    (883)    (749)
                                                              ------   ------
                                                              $4,998   $5,046
                                                              ======   ======
Other intangible assets.....................................  $  242   $  273
Less accumulated amortization...............................    (119)    (126)
                                                              ------   ------
                                                              $  123   $  147
                                                              ======   ======

     Amortization expense for goodwill and other intangible assets was $193, $219 and $270 for 2001, 2000 and 1999, respectively. In accordance with SFAS No. 142, the Company did not amortize goodwill which arose from purchases after June 30, 2001. In addition, the Company continued, through December 31, 2001, the amortization of goodwill that was recorded prior to July 1, 2001. Amortization of goodwill will cease on January 1, 2002. Other intangibles will continue to be amortized. See Note 24 for further discussion.

                             WASTE MANAGEMENT, INC.

8.  LONG-TERM DEBT

     Long-term debt at December 31 consisted of the following:

                                                               2001     2000
                                                              ------   ------
Bank credit facilities......................................  $   --   $  120
Senior notes and debentures, interest of 6.375% to 8.75%
  through 2029..............................................   6,169    6,307
4% Convertible subordinated notes due 2002..................     427      535
5.75% Convertible subordinated notes due 2005...............      31       31
Tax-exempt and project bonds, principal payable in periodic
  installments, maturing through 2031, fixed and variable
  interest rates ranging from 1.45% to 10.0% (weighted
  average interest rate of 5.48%) at December 31, 2001......   1,404    1,260
Installment loans, notes payable, and other, interest from
  5% to 14.25%
  (average interest of 8.5%), maturing through 2019.........     193      232
                                                              ------   ------
                                                              $8,224   $8,485
                                                              ======   ======

     The schedule of long-term debt (including the current portion) for the next five years and thereafter is as follows:

2002(A)    2003    2004   2005   2006   THEREAFTER
-------   ------   ----   ----   ----   ----------
$515      $1,283   $732   $209   $624     $4,861

---------

(a) The Company has $300 of 6.625% senior notes due July 15, 2002, $285.7 of 7.7% senior notes due October 1, 2002 and $350 of 6.5% senior notes due December 15, 2002. The Company has classified these borrowings as long-term at December 31, 2001 based upon its ability to use its Line of Credit and/or Revolver, which are both long-term facilities, to refinance these borrowings. The Company intends to pursue other sources of long-term financing to refinance these borrowings; however, in the event other sources of long-term financing are not available, the Company has the intent and ability to use its Line of Credit and/or Revolver.

     On June 29, 2001, the Company replaced its prior bank credit facilities with a $750 syndicated line of credit (the "Line of Credit") and a $1,750 syndicated revolving credit facility (the "Revolver"). The Line of Credit requires annual renewal by the lender, and if not renewed, the Company has the option of converting the balance outstanding, if any, as of June 28, 2002 into a one-year term loan. The Revolver matures in June 2006. The Line of Credit and the Revolver are available for borrowings, including letters of credit, and for supporting the issuance of commercial paper. The covenant restrictions for the Line of Credit and the Revolver include, among others, interest coverage, debt to earnings ratio, minimum net worth, and limitations on investments, additional indebtedness and liens.

     At December 31, 2001, the Company had no borrowings outstanding under the Line of Credit or the Revolver. The facility fees were 0.175% and 0.225% per annum under the Line of Credit and Revolver, respectively, at December 31, 2001. The Company had issued letters of credit of approximately $1,506 under the Revolver, leaving unused and available aggregate credit capacity of approximately $994 at December 31, 2001.

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

     In March 2001, the Company worked with local governmental authorities to refinance $339 of fixed-rate tax-exempt bonds maturing through 2008 with $326 of variable-rate tax-exempt bonds maturing through 2011 and $17 of fixed-rate bonds maturing through 2001. The new borrowings include $4 of related financing costs.

                             WASTE MANAGEMENT, INC.

The Company recorded an extraordinary loss of $1, net of taxes, in the first quarter of 2001 for the remaining unamortized premium and issuance costs related to the retired debt.

     On July 17, 1998, the Company issued $600 of 6 1/8% mandatorily tendered senior notes, due July 15, 2011. The notes were subject to certain mandatory tender features as described in the indenture, which allowed the Company to purchase all of the outstanding notes on July 15, 2001. The Company used available cash on hand along with funds from the Company's Line of Credit to repurchase the notes in July 2001. During the third quarter of 2001, the Company recorded an extraordinary loss of $1, net of taxes, for the retirement of this debt.

     In November 2001, the Company issued $400 of 6 1/2% senior unsecured notes due November 15, 2008. Interest on the notes is payable semi-annually on May 15 and November 15. The net proceeds from the offering, after deducting discounts to the underwriters and expenses, were approximately $396.

     In the fourth quarter of 2001, the Company repurchased $108 of its 4% convertible subordinated notes due February 1, 2002. At the maturity date, the Company redeemed the remaining $427 outstanding primarily using cash obtained from the November 2001 6 1/2% senior note issuance.

     The Company's 5.75% convertible subordinated notes due 2005 are subordinated to all existing and future senior indebtedness of the Company. Each note bears cash interest at the rate of two percent per annum of the one thousand dollar principal amount at maturity, payable semi-annually. The stated discount is two hundred eighty-two dollars and twenty cents. At the option of the holder, each note was redeemable for cash by the Company on March 15, 2000, at eight hundred forty-three dollars and three cents along with the related accrued unpaid interest. The notes have been callable by the Company since March 15, 2000, for cash at the stated issue price plus accrued stated discount and accrued interest through the date of redemption. In addition, each note is convertible at any time prior to maturity into approximately 18.9 shares of the Company's common stock, subject to adjustment upon the occurrence of certain events. Upon any such conversion, the Company will have the option of paying cash equal to the market value of the shares which would otherwise be issuable. In December of 1999, the Company began repurchasing its 5.75% convertible notes. During 2000, the Company repurchased approximately $397 of the remaining outstanding notes. In 2001, the Company made no repurchases of these notes.

     The Company engages in various interest rate swap agreements which are accounted for as derivatives. Interest rate swap agreements with a net notional amount of $1,750 at December 31, 2001 were used to manage the interest rate risk of senior note obligations. At December 31, 2001, the net fair value of these derivatives was $2 and is included in other long-term liabilities. Under the hedge method of accounting for these types of derivatives, the change in the fair value of these interest rate swap agreements is recorded with an offsetting adjustment to the carrying value of the hedged instrument. Approximately $2 is included in the tax-exempt and project bonds as of December 31, 2001. In addition, approximately $60 is included in the senior notes and debentures classification as of December 31, 2001, which primarily consists of the remaining unamortized accumulated adjustment of terminated interest rate swaps. Debt does not include such an adjustment at December 31, 2000 as the Company adopted SFAS No. 133, as of January 1, 2001. See Note 11 for further discussion.

9.  ENVIRONMENTAL LIABILITIES

     The Company has material financial commitments for the costs associated with its future obligations for final closure and post-closure obligations with respect to the landfills it owns or operates. Estimates for final closure and post-closure costs are developed using input from the Company's engineers and accountants and are reviewed by management, typically at least once per year. The estimates are based on the Company's interpretation of current requirements and proposed regulatory changes. For landfills, the present value of final closure and post-closure liabilities is accrued using the calculated rate per ton and charged to expense as

                             WASTE MANAGEMENT, INC.

airspace is consumed. The present value of total estimated final closure and post-closure cost will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Final closure and post-closure accruals consider estimates for the final cap and cover for the site, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure. For purchased disposal sites, the Company assesses and records a present value-based final closure and post-closure liability at the time the Company assumes closure responsibility. This liability is based on the estimated final closure and post-closure costs and the percentage of airspace used as of the date the Company has assumed the closure responsibility. Thereafter, the difference between the final closure and post-closure liability recorded at the time of acquisition and the present value of total estimated final closure and post-closure costs to be incurred is accrued using the calculated rate and charged to operating costs as airspace is consumed.

     In the United States, the final closure and post-closure requirements are established by the EPA's Subtitles C and D regulation, as implemented and applied on a state-by-state basis. The costs to comply with these requirements could increase in the future as a result of legislation or regulation.

     The Company routinely reviews and evaluates sites that require remediation, including sites listed on the EPA's National Priorities List ("NPL sites"). The Company considers whether the Company was an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site, the number of years the Company was connected with the site, as well as reviewing the same information with respect to other named and unnamed potentially responsible parties ("PRPs"). The Company then reviews the estimated cost for the likely remedy, which is based on management's judgment and experience in remediating such sites for the Company as well as for unrelated parties, information available from regulatory agencies as to costs of remediation, and the number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site, as well as the typical allocation of costs among PRPs. These estimates are sometimes a range of possible outcomes. In those cases, the Company provides for the amount within the range which constitutes its best estimate. If no amount within the range appears to be a better estimate than any other amount, the Company provides for the minimum amount within the range in accordance with SFAS No. 5, Accounting for Contingencies. The Company believes that it is "reasonably possible," as that term is defined in SFAS No. 5 ("more than remote but less than likely"), that its potential liability, at the high end of such ranges, would be approximately $254 higher on a discounted basis in the aggregate than the estimate that has been recorded in the consolidated financial statements as of December 31, 2001.

     Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ materially from current estimates. However, the Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the non-existence or inability of other PRPs to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material.

     As part of its ongoing operations, the Company reviews its reserve requirements for remediation and other environmental matters based on an analysis of, among other things, the regulatory context surrounding landfills and remaining airspace capacity in light of changes to operational efficiencies. Accordingly, revisions to remediation reserve requirements may result in upward or downward adjustments to income from operations, which may be material, in any given period. Adjustments for final closure and post-closure estimates are accounted for prospectively over the remaining capacity of the landfill.

                             WASTE MANAGEMENT, INC.

     Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (at 2% and 2.5% at December 31, 2001 and 2000, respectively) until expected time of payment and then discounted to present value (at 5.5% and 6.0% at December 31, 2001 and 2000, respectively). The accretion of the interest related to the discounted environmental liabilities is included in the annual calculation of the landfill's final closure and post-closure cost per ton and is charged to operating costs as landfill airspace is consumed. The portion of the Company's recorded environmental liabilities that has never been subject to inflation or discounting was approximately $108 and $136 at December 31, 2001 and 2000, respectively. Had the Company not discounted any portion of its liability, the amount recorded would have been increased by approximately $410 at December 31, 2001.

     Liabilities for final closure, post-closure and environmental remediation costs consisted of the following:

                                                              DECEMBER 31,
                                                              -------------
                                                               2001    2000
                                                              ------   ----
Current portion, included in accrued liabilities:
  Closure/Post-closure......................................  $   55   $ 54
  Remediation...............................................      66     99
                                                              ------   ----
                                                                 121    153
                                                              ------   ----
Long-term:
  Closure/Post-closure......................................     570    559
  Remediation...............................................     255    250
                                                              ------   ----
                                                                 825    809
                                                              ------   ----
Total recorded..............................................     946   $962
                                                                       ====
Amount to be provided on a units-of-consumption basis over
  the remaining expected useful life of landfills (including
  discount of $410 related to recorded amounts).............   1,826
                                                              ------
Expected aggregate environmental liabilities based on
  current cost..............................................  $2,772
                                                              ======

     The changes to environmental liabilities are as follows:

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              2001   2000
                                                              ----   -----
Balance beginning of year...................................  $962   $ 977
Expense.....................................................    65      62
Spending....................................................   (91)   (127)
Acquisitions, divestitures and other adjustments............    10      50
                                                              ----   -----
Balance end of year.........................................  $946   $ 962
                                                              ====   =====

     Anticipated payments (based on current costs) of currently identified environmental liabilities for the next five years and thereafter are as follows:

2002   2003   2004   2005   2006   THEREAFTER
----   ----   ----   ----   ----   ----------
$121   $71    $59    $53    $44      $2,424

     In addition to the amounts above, the Company has perpetual care obligations at a site of approximately $1 per year.

     The Company has filed suit against numerous insurance carriers seeking reimbursement for environmentally related remedial, defense and tort claim costs at a number of sites. Carriers involved in these matters have typically denied coverage and are defending against the Company's claims. While the Company is

                             WASTE MANAGEMENT, INC.

vigorously pursuing such claims, it regularly considers settlement opportunities when appropriate terms are offered. Any amounts the Company recoups are included as reductions to operating costs and expenses. For 2001, 2000, and 1999, the Company recorded approximately $105, $2, and $7, respectively, of such recoveries from insurance carriers.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts of the Company's financial instruments have been determined by the Company using available market information and commonly accepted valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The fair value estimates presented herein are based on information available to management as of December 31, 2001 and 2000. Such amounts have not been revalued since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

     The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, trade accounts payable, financial instruments included in notes and other receivables and financial instruments included in other assets or other liabilities are estimated to approximate their fair values principally because of the short-term maturities of these instruments. At December 31, 2001 and 2000, the carrying amount of debt was $8,224 and $8,485, and the fair value of debt was estimated at $8,190 and $8,281, respectively.

11.  DERIVATIVES AND HEDGING ACTIVITIES

     SFAS Nos. 133, 137 and 138, were effective for the Company on January 1, 2001. These statements establish accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at fair value. These statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The criteria for cash flow and fair value hedges require that hedging relationships must be designated and documented upon inception. The documentation must include the consideration of the hedged item, the specific risk being hedged, identification of the hedging instrument, the Company's risk management strategy, and how effectiveness of the hedge will be assessed. The hedge effectiveness assessment must have a historical basis that supports the assertion that the hedge will be effective prospectively. Any ineffectiveness in a hedging relationship is recognized currently in earnings. Gains and losses from derivative financial instruments designated as qualifying hedge relationships are categorized in the statement of cash flows as cash flow from operating activities, as are the gains and losses associated with the hedged items, and are recorded in the period in which the cash is received.

     When a termination of a cash flow hedge occurs, the Company continues to include in accumulated other comprehensive income the deferred gain or deferred loss that arose before the date the hedge was terminated if it is still probable that the forecasted transactions will occur. Prospectively, the deferred gain or deferred loss included in accumulated other comprehensive income is amortized into earnings as the forecasted transactions occur. In a termination of a fair value hedge, any risk management assets or liabilities previously recognized are marked to zero fair value and the accumulated adjustment to the original carrying value of the hedged instrument is amortized over the remaining term of the hedged instrument.

     The Company engages in interest rate swaps in order to maintain a fixed-to-floating rate debt ratio that management believes is most appropriate for the Company. The Company enters into interest rate swap agreements with credit worthy, highly regarded financial institutions and the Company monitors their financial condition. By managing the fixed-to-floating rate ratio of the existing debt portfolio, the Company is able to take advantage of lower interest rates on floating rate debt while limiting interest rate exposure through the use

                             WASTE MANAGEMENT, INC.

of fixed rate debt instruments. Also, prior to the issuance of debt instruments, the Company may secure the current market interest rate in order to hedge the exposure of an increase in interest rates. The Company recorded a gain of approximately $8 during 2001 related to its fair value adjustment of interest rate swaps, which is included as an offset to interest expense. Also in 2001, the Company recorded offsets to interest expense of approximately $31 related to monthly settlements with the counterparties of interest rate swaps.

     The Company entered into a financing transaction in January 2001 to secure the then current market interest rate in anticipation of its February 2001 issuance of $600 of 7 3/8% senior unsecured notes due August 1, 2010. The Company recorded a deferred loss of approximately $6, included in accumulated other comprehensive income, of which approximately $5 remains at December 31, 2001. Approximately $1 of this deferred loss is expected to be reclassified into interest expense as a yield adjustment in 2002.

     In October 2001 the Company elected to terminate certain of its interest rate swap agreements prior to the scheduled maturities and received cash of $72 (which is comprised of $64 for the fair value of the swaps that were terminated and $8 for interest expense offsets previously accrued for settlements) from the counterparties to the interest rate swaps. Under the hedge method of accounting for these types of derivatives, the unamortized adjustment to long-term debt for these terminated swaps of $60 at December 31, 2001 remains in long-term debt and will be amortized as a credit against interest expense over the remaining term of the underlying debt. Approximately $16 of this adjustment to long-term debt, due to the terminated interest rate swaps, will be amortized as an offset to interest expense in 2002.

     As of December 31, 2001, interest rate swap agreements in notional amounts and with terms set forth in the following table were outstanding:

NOTIONAL AMOUNT         RECEIVE      PAY            MATURITY DATE         NET FAIR VALUE(A)
---------------         --------   --------         -------------         -----------------
(IN U.S. DOLLARS)
$   20................  Floating    Fixed     Through December 31, 2012          $(2)
$1,750................   Fixed     Floating      Through May 1, 2018             $--

---------------

(a) The net fair value for interest rate derivatives is comprised of $20 long-term risk management assets (included in other long-term assets) and $22 long-term risk management liabilities (included in other long-term liabilities).

     In addition, the Company currently enters into waste paper swap agreements and other derivative instruments in order to secure margins on certain paper items to be sold from its material recovery facilities. The objective is expected to be achieved by entering into the transaction to mitigate the variability in cash flows from sales of paper products at floating prices, resulting in a fixed price being received from sales of such products. At December 31, 2001, all but two of the Company's waste paper derivatives were with Enron. From January 2001 to November 2001, the Company, through the monthly settlement process, collected cash of $13 from Enron related to these waste paper derivatives. On December 2, 2001, Enron declared bankruptcy under Chapter 11 of the Bankruptcy Code of 1978, as amended (the "Bankruptcy Code"). Due to the uncertainty of Enron's ability to satisfy all of its financial commitments, the Company determined that these waste paper derivatives, which had a fair value to the Company of $19 at September 30, 2001, had no fair value at December 31, 2001.

     As a result, the Company realized a loss, which is included as an offset to revenue, of approximately $11 in 2001 for fair value adjustments for these waste paper derivatives. These waste paper gains and losses were previously reported as offsets to or increases in cost of sales. In the fourth quarter of 2001 the Company elected to reclassify to revenue approximately $5 representing mark-to-market adjustments previously reported in 2001 as cost of sales. In addition, through November 2001, the Company carried a deferred gain, which is included in accumulated other comprehensive income, of approximately $7 related to its waste paper derivatives with Enron that had qualified as cash flow hedges. This deferred gain is to be amortized into earnings as the forecasted transactions that were previously hedged actually occur. The deferred gain related

                             WASTE MANAGEMENT, INC.

to waste paper derivatives that previously qualified as hedges that are expected to be reclassified into earnings in 2002 is approximately $3.

     As of December 31, 2001, the Company had two pulp and paper financial swap transactions with counterparties other than Enron. These counterparties issued letters of credit to support their credit worthiness. These transactions were entered into for trading purposes. The fair value of these swaps was not material to the Company.

     As of December 31, 2001 waste paper derivatives in notional amounts and with terms as set forth in the following table were outstanding:

NOTIONAL AMOUNT                RECEIVE      PAY           MATURITY DATE         FAIR VALUE
---------------                --------   --------        -------------         ----------
(IN TONS)
55,989.......................   Fixed     Floating    Through July 31, 2008       $   --
 1,667.......................  Floating    Fixed     Through October 31, 2004     $   --

     In February 2002, the Company terminated its derivative instruments with Enron. The total notional tons as of December 31, 2001 associated with these derivative instruments was 54,322.

     The effect of adopting SFAS No. 133 on January 1, 2001 was a gain, net of taxes, for waste paper hedges of $3 and a loss, net of taxes, of $1 for interest rate derivatives. The net gain of $2 is reflected as a cumulative effect of change in accounting principle for 2001.

12.  CAPITAL STOCK

     The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation), and limitations. The Company has ten million shares of authorized $0.01 par value preferred stock, none of which is currently outstanding.

     The Company declared cash dividends of $0.01 per common share, or approximately $6 during each of 2001, 2000 and 1999. As of December 31, 2001, the Company has the capacity, under its most restrictive loan covenant financial tests, to make dividend payments and repurchase shares in the aggregate amount of up to approximately $1,500, plus 25% of future net retained earnings.

13.  COMMON STOCK OPTIONS AND WARRANTS

     The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended, under which no compensation cost for stock options is recognized when granted with an exercise price at least equal to fair market value. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements, which are shown below, using a fair-value-based method of accounting.

     Under the Company's 1993 Stock Option Incentive Plan and the Company's 2000 Stock Option Incentive Plan, options to purchase 26.5 million and 29.0 million shares, respectively, of the Company's common stock may be granted to officers, directors, and key employees. Options are granted under these plans at exercise prices at least equal to the fair market value on the date of grant. The option plans have various vesting periods, and expire up to ten years from the date of grant. The Company also has a 2000 Broad-Based Employee Plan under which options to purchase an aggregate of 3.0 million shares can be granted to any non-officer employees. The exercise prices for options under the Broad-Based Plan are at least equal to the fair market value on the date of grant, may vest over various periods, and expire up to ten years from the date of grant.

                             WASTE MANAGEMENT, INC.

     During 1999 and the majority of 2000, the Company issued common stock upon exercises of stock options and warrants. Beginning in the fourth quarter of 2000 and continuing throughout 2001, the Company issued treasury stock upon exercises of stock options and warrants. When issuing shares of treasury stock, the difference between the stock option exercise price and the average treasury stock cost is recorded as an addition to or deduction from additional paid-in-capital.

     Stock options granted by the Company in 2001, 2000 and 1999 generally have ten year terms and vest over four or five years. WM Holdings' options granted after March 10, 1998 generally continued to vest in accordance with their original vesting schedule of three years. Generally, all other stock options granted by merged entities continue to vest under varying vesting periods ranging from immediate vesting to five years following the date of the grant.

     Under the 1996 Stock Option Plan for Non-Employee Directors, the Company's outside directors receive an annual grant of 10,000 options on each January 1. In accordance with the plan, options to purchase up to 2.4 million shares of the Company's common stock may be granted, with one-year vesting periods and expiration dates ten years from the date of grant. The options are granted at exercise prices equal to the fair market value of the common stock on the date of grant.

     The Company also has outstanding options and warrants related to various predecessor plans acquired through merger and acquisition activity.

     The following table summarizes common stock option and warrant transactions under the aforementioned plans and various predecessor plans for 2001, 2000 and 1999 (shares in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------------------
                                       2001                2000                 1999
                                 -----------------   -----------------   ------------------
                                          WEIGHTED            WEIGHTED             WEIGHTED
                                          AVERAGE             AVERAGE              AVERAGE
                                          EXERCISE            EXERCISE             EXERCISE
                                 SHARES    PRICE     SHARES    PRICE     SHARES     PRICE
                                 ------   --------   ------   --------   -------   --------
Outstanding at beginning of
  year.........................  39,183    $30.36    36,733    $34.53     40,810    $32.72
Granted........................  11,469    $24.59     8,069    $15.46      8,206    $33.86
Exercised......................  (3,272)   $15.95    (1,288)   $18.95    (11,685)   $26.88
Canceled or expired............  (6,890)   $40.83    (4,331)   $41.36       (598)   $51.54
                                 ------              ------              -------
Outstanding at end of year.....  40,490    $28.11    39,183    $30.36     36,733    $34.53
                                 ======              ======              =======
Exercisable at end of year.....  20,184    $32.06    23,523    $33.43     22,055    $33.93
                                 ======              ======              =======

     In addition to the amounts in the table above, at December 31, 2001 and 2000, the Company had approximately one million warrants outstanding at a weighted average exercise price of $22.02 and $20.96 per share, respectively. The warrants were issued by a previously acquired company to non-employees in connection with services provided to that company. These warrants expire between August 2002 and April 2009.

                             WASTE MANAGEMENT, INC.

     Outstanding and exercisable stock options and warrants at December 31, 2001, were as follows (shares in thousands):

                                        OUTSTANDING                           EXERCISABLE
                        --------------------------------------------   -------------------------
RANGE OF                         WEIGHTED AVERAGE   WEIGHTED AVERAGE            WEIGHTED AVERAGE
EXERCISE PRICES         SHARES    EXERCISE PRICE    REMAINING YEARS    SHARES    EXERCISE PRICE
---------------         ------   ----------------   ----------------   ------   ----------------
$5.00-$10.00..........     119        $ 7.64              2.45            119        $ 7.64
$10.01-$20.00.........  10,253        $15.09              7.47          3,910        $14.58
$20.01-$30.00.........  17,489        $24.40              7.53          6,036        $25.18
$30.01-$40.00.........   5,020        $35.10              5.73          4,334        $35.19
$40.01-$50.00.........   2,947        $43.82              5.16          2,739        $43.64
$50.01-$65.98.........   4,662        $53.72              5.92          3,046        $54.21
                        ------                                         ------
$5.00-$65.98..........  40,490        $28.11              6.92         20,184        $32.06
                        ======                                         ======

     The weighted average fair value per share of common stock options and warrants granted during 2001, 2000 and 1999 were $10.83, $6.78 and $16.17, respectively. The fair value of each common stock option or warrant granted to employees or directors during 2001, 2000 and 1999 is estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%, risk-free interest rates which vary for each grant and range from 3.42% to 6.19%, expected life of four to seven years for all grants, and stock price volatility primarily ranging from 23.7% to 50.4% for all four to seven year grants. Black-Scholes is a formula that calculates an assumed value of stock options based on appreciation and interest rate assumptions and therefore, the fair value calculation of a stock option using Black-Scholes is not necessarily indicative of the actual value of a stock option.

     If the Company applied the recognition provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per common share for 2001, 2000 and 1999 would approximate the pro forma amounts shown below:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2001     2000      1999
                                                              -----   -------   ------
Net income (loss):
  As reported...............................................  $503    $  (97)   $(398)
  Pro forma.................................................   420      (172)    (479)
Basic income (loss) per common share:
  As reported...............................................  0.80     (0.16)   (0.65)
  Pro forma.................................................  0.67     (0.28)   (0.78)
Diluted income (loss) per common share:
  As reported...............................................  0.80     (0.16)   (0.65)
  Pro forma.................................................  0.67     (0.28)   (0.78)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future results or performance.

     In November 1999, the Company's President, CEO, and Chairman of the Board was granted 650,000 stock options upon joining the Company. The options, which are included in the above tables, vest according to certain performance goals in lieu of the normal vesting schedules. Notwithstanding these performance goals, all of these options will vest no later than five years from the date of grant.

                             WASTE MANAGEMENT, INC.

14.  EMPLOYEE BENEFIT PLANS

     The Waste Management Retirement Savings Plan ("Savings Plan") covers employees (except those working subject to collective bargaining agreements, which do not provide for coverage under such plans) following a 90 day waiting period after hire, and allows eligible employees to contribute up to 15% of their annual compensation, as limited by IRS regulations. Under the Savings Plan, the Company matches in cash employee contributions up to 3% of their eligible compensation and matches 50% of employee contributions in excess of 3% but no more than 6% of eligible compensation. Both employee and Company contributions vest immediately. Charges to operations for the Company's defined contribution plans were $41, $38 and $49, during 2001, 2000 and 1999, respectively.

     During 2000, the Company sold its foreign subsidiaries that participated in both defined benefit and defined contribution retirement plans. The annual activity of these plans is not included in the tables below primarily due to their insignificance and sale of the related operating companies in 2000. Company subsidiaries participate in various multi-employer pension plans and in two instances, site or contract specific plans, covering certain employees not covered under the Company's pension plans. These multi-employer plans are generally defined benefit plans; however, in many cases, specific benefit levels are not negotiated with or known by the employer contributors. The projected benefit obligation, plan assets and unfunded liability of the site or contract specific plans are not material and are not included in the tables below. Contributions of $23, $28 and $31 for subsidiaries' defined benefit plans were charged to operations in 2001, 2000 and 1999, respectively.

     WM Holdings had a qualified defined benefit pension plan (the "Plan") for all eligible non-union domestic employees of WM Holdings which was terminated as of October 31, 1999 in connection with the WM Holdings Merger. The Company contributed approximately $145 to the Plan's trusts during 2000 and contributed approximately $14 in 2001 related to the final liquidation of the Plan. The Company recorded an expense for this Plan during 2000 of approximately $197, which was included in asset impairment and unusual items. No expense was recorded in 2001.

     Also in conjunction with the WM Holdings Merger, the Company terminated certain non-qualified supplemental benefit plans for certain officers and non-officer managers, the most significant plan being the WM Holdings' Supplemental Executive Retirement Plan ("SERP") (collectively the "Supplemental Plans"). The Company had a pension liability as of December 31, 2000 equal to the settlement which was paid in 2001. The Plan and Supplemental Plans are combined under the caption "Pension Benefits" in the tables that follow.

     WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible employees. In conjunction with the WM Holdings Merger, the Company limited participation in these plans to participating retired employees as of December 31, 1998. The Company had a pension liability for the remaining benefits under the Supplemental Plans as of December 31, 2000 equal to the settlement which was paid in 2001. These plans are combined under the caption "Other Benefits" in the tables that follow.

                             WASTE MANAGEMENT, INC.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and the fair value of plan assets over the two-year period ended December 31, 2001, and a statement of the funded status for both years:

                                                          PENSION BENEFITS   OTHER BENEFITS
                                                          ----------------   ---------------
                                                           2001     2000      2001     2000
                                                          ------   -------   ------   ------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year...............   $ 75     $ 561     $ 51     $ 55
  Service cost..........................................      1         1       --       --
  Interest cost.........................................      2        21        4        4
  Actuarial (gain)/loss.................................     (4)      (21)       3       (4)
  Benefits paid.........................................     --       (10)      (4)      (4)
  Curtailments..........................................    (56)        1       --       --
  Settlements...........................................     --      (478)      --       --
                                                           ----     -----     ----     ----
  Benefit obligation at end of year.....................   $ 18     $  75     $ 54     $ 51
                                                           ====     =====     ====     ====
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year........   $ 16     $ 336     $ --     $ --
  Actual return on plan assets..........................     (2)       19       --       --
  Employer contributions................................     52       149        4        4
  Benefits paid.........................................    (54)      (10)      (4)      (4)
  Settlements...........................................     --      (478)      --       --
                                                           ----     -----     ----     ----
  Fair value of plan assets at end of year..............   $ 12     $  16     $ --     $ --
                                                           ====     =====     ====     ====
FUNDED STATUS:
  Funded status at December 31..........................   $ (6)    $ (59)    $(54)    $(51)
  Unrecognized (gain)/loss..............................      4         5        2       (1)
  Unrecognized prior service cost.......................     --        --      (16)     (18)
                                                           ----     -----     ----     ----
  Net amount recognized.................................   $ (2)    $ (54)    $(68)    $(70)
                                                           ====     =====     ====     ====

     The following table provides the amounts recognized in the consolidated balance sheets as of December 31 of both years:

                                                             PENSION        OTHER
                                                            BENEFITS      BENEFITS
                                                           -----------   -----------
                                                           2001   2000   2001   2000
                                                           ----   ----   ----   ----
Prepaid benefit cost.....................................  $--    $ --   $ --   $ --
Accrued benefit liability................................   (4)    (54)   (68)   (70)
Minimum pension liability................................   --      (5)    --     --
Accumulated other comprehensive income before tax
  benefit................................................    2       5     --     --
                                                           ---    ----   ----   ----
Net amount recognized....................................  $(2)   $(54)  $(68)  $(70)
                                                           ===    ====   ====   ====

                             WASTE MANAGEMENT, INC.

     The following table provides the components of net periodic benefit cost for 2001, 2000 and 1999:

                                                 PENSION BENEFITS        OTHER BENEFITS
                                                -------------------   ---------------------
                                                2001    2000   1999   2001    2000    1999
                                                -----   ----   ----   -----   -----   -----
Components of net periodic benefit cost:
  Service cost................................  $  1    $  1   $  1   $ --    $ --    $  --
  Interest cost...............................     2      21     23      4       4        3
  Expected return on plan assets..............    (1)    (11)   (17)    --      --       --
  Recognized (asset)/obligation...............    --      --     (1)    --      --       --
  Amortization of prior service cost..........    --      --     --     (2)     (2)      (1)
  Recognized (gain)/loss......................    --      13      9     --      --       --
                                                -----   ----   ----   -----   -----   -----
  Net periodic benefit cost...................     2      24     15      2       2        2
  Settlement/Curtailment (gain)/loss (included
     in asset impairments and unusual
     items)...................................    (1)    175     --     --      --       --
                                                -----   ----   ----   -----   -----   -----
  Net periodic benefit cost after curtailments
     and settlements..........................  $  1    $199   $ 15   $  2    $  2    $   2
                                                =====   ====   ====   =====   =====   =====

     The assumptions used in the measurement of the Company's benefit obligations are shown in the following table (weighted average assumptions as of December 31):

                                                               PENSION        OTHER
                                                              BENEFITS      BENEFITS
                                                             -----------   -----------
                                                             2001   2000   2001   2000
                                                             ----   ----   ----   ----
Discount rate..............................................  7.19%  5.53%  7.25%  7.50%
Expected return on plan assets.............................  9.00%  6.30%   n/a    n/a
Rate of compensation.......................................  3.50%  3.50%   n/a    n/a

     The assumptions used for discount rate and expected long-term rate of return on assets in the 2000 disclosure reflect the weighted average assumptions for the terminated and ongoing plans. Since the Plan and Supplemental Plans were terminated during 2000 and were larger than the ongoing union plan, the assumptions applicable to those plans are the main factors in these weighted average assumptions. The assumptions for the Plan and the Supplemental Plans reflect the assumptions used in settling these plan obligations (lump sum interest rates and annuity purchase rates) and the return on the immunized assets for the plan. A discount rate of 7.5% and an expected long-term rate of return of 9.0% were used for the ongoing union plan in the 2000 disclosure.

     The principal element of the "other benefits" referred to above is the post-retirement health care plan. Participants in the WM Holdings post-retirement plan (one of two plans that comprise the "other benefits" information) contribute to the cost of the benefit, and for retirees since January 1, 1992, the Company's contribution is capped at between $0 and $600 per month per retiree, based on years of service. For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care claims was assumed for 2001 (being an average of the rate used by all plans); the rate was assumed to decrease to 6.0% in 2005 and remain at that level thereafter.

     A 1% change in assumed health care cost trend rates would have the following effects:

                                                              1% INCREASE   1% DECREASE
                                                              -----------   -----------
Effect on total service and interest cost components of net
  periodic post-retirement health care costs................     $  --         $  --
Effect on accumulated post-retirement benefit obligation....     $   4         $  (3)

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

15.  INCOME TAXES

     For financial reporting purposes, income (loss) before income taxes and extraordinary item and cumulative effect of change in accounting principle, showing domestic and international sources, was as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001     2000      1999
                                                              ------   -------   -------
Domestic....................................................   $742     $ 491     $ (42)
International...............................................     45      (170)     (121)
                                                               ----     -----     -----
Income (loss) before income taxes and extraordinary item and
  cumulative effect of change in accounting principle.......   $787     $ 321     $(163)
                                                               ====     =====     =====

     The provision for income taxes before extraordinary item and cumulative effect of change in accounting principle consisted of the following:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001     2000     1999
                                                              ------   ------   -------
Current:
  Federal...................................................   $ 95     $238     $(150)
  State.....................................................     40       74       (19)
  Foreign...................................................     18       41        83
                                                               ----     ----     -----
                                                                153      353       (86)
                                                               ----     ----     -----
Deferred:
  Federal...................................................    149       50       270
  State.....................................................     19        6        40
  Foreign...................................................    (37)       9         8
                                                               ----     ----     -----
                                                                131       65       318
                                                               ----     ----     -----
     Provision for income taxes.............................   $284     $418     $ 232
                                                               ====     ====     =====

                             WASTE MANAGEMENT, INC.

     The federal statutory rate is reconciled to the effective rate as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001     2000      1999
                                                              ------   -------   -------
Income tax expense (benefit) at federal statutory rate......  35.00%    35.00%   (35.00)%
State and local income taxes, net of federal income tax
  benefit...................................................   4.86     16.17     19.31
Nondeductible costs relating to acquired intangibles........   0.87     48.40     22.01
Writedown of investments in subsidiaries....................   1.92     12.81     74.85
Minority interest...........................................   0.23      2.54      5.20
Sale of foreign subsidiaries................................     --     23.53        --
Deferred tax valuation and other tax reserves...............     --      1.21     25.24
Federal tax on foreign income, net of U.S. benefit..........   3.05      3.13     30.30
Cumulative effect of change in Canadian tax rates...........  (5.28)       --        --
Nonconventional fuel tax credit.............................  (3.75)    (8.30)       --
Other.......................................................  (0.81)    (4.27)     0.42
                                                              -----    ------    ------
     Provision for income taxes.............................  36.09%   130.22%   142.33%
                                                              =====    ======    ======

     The components of the net deferred tax assets (liabilities) at December 31 are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Deferred tax assets:
  Net operating loss, capital loss and tax credit
     carryforwards..........................................  $   328   $   334
  Environmental and other reserves..........................    1,047     1,032
  Reserves not deductible until paid........................       75       138
                                                              -------   -------
       Subtotal.............................................    1,450     1,504
                                                              -------   -------
Deferred tax liabilities:
  Property, equipment, intangible assets, and other.........   (1,697)   (1,627)
Valuation allowance.........................................     (454)     (444)
                                                              -------   -------
       Net deferred tax liabilities.........................  $  (701)  $  (567)
                                                              =======   =======

     At December 31, 2001 the Company's subsidiaries have approximately $20 of federal net operating loss ("NOL") carryforwards, $3,400 of state NOL carryforwards, and $113 of foreign NOL carryforwards. The NOL carryforwards have expiration dates through the year 2019. The Company's subsidiaries have approximately $1 of alternative minimum tax credit carryforwards that may be used indefinitely; state tax credit carryforwards of $12; and foreign tax credit carryforwards of $33.

     Valuation allowances have been established for uncertainties in realizing the benefit of tax loss and credit carryforwards. While the Company expects to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation. The valuation allowance increased approximately $10 and $116 in 2001 and 2000, respectively, primarily due to the uncertainty of realizing foreign and state NOL carryforwards and tax credits.

     Prior to the Company's August 1999 decision to divest its international operations outside of North America, the Company did not provide for United States income taxes on unremitted earnings of foreign subsidiaries as it was the intention of management to reinvest the unremitted earnings in its foreign operations. As a result of the August 1999 decision, the Company provided $13 in 1999 of United States income tax for

                             WASTE MANAGEMENT, INC.

the repatriation of earnings from divested operations outside of North America. With respect to its Canadian operations, the Company provided $24 for the repatriation of $230 of capital and $9 for the repatriation of $58 of capital in 2001 and 2000, respectively. Unremitted earnings in foreign operations were approximately $146 at December 31, 2001, which the Company intends to reinvest. It is not practicable to determine the amount of United States based income taxes that would be payable upon remittance of the assets that represent those earnings.

     The Company is currently under audit by the Internal Revenue Service and from time to time is audited by other taxing authorities. The Company is fully cooperating with all audits, but plans to defend its positions vigorously. These audits are in various stages of completion. An unfavorable audit assessment by the taxing authorities could have a material effect on the Company's financial statements.

16.  SEGMENT AND RELATED INFORMATION

     The Company's NASW operations is the Company's principal reportable segment and is comprised of six operating Areas with similar economic characteristics. This segment provides integrated waste management services consisting of collection, transfer, disposal (solid waste landfill, hazardous waste landfill and waste-to-energy facilities), recycling, and other miscellaneous services to commercial, industrial, municipal and residential customers in North America, including the United States, Puerto Rico and Canada. As discussed in Notes 5 and 21, pursuant to the Company's 1999 strategic plan, the Company has divested all of its international operations outside of North America and most of its non-solid waste operations. These operating units, which were disclosed separately in the Company's Form 10-K for the year ended December 31, 2000, are now aggregated in a single column ("Other") for this reporting presentation. Included in the Company's remaining non-solid waste operations are the Company's IPPs, which include the operation and, in some cases, the ownership of independent power projects that either cogenerate electricity and thermal energy or generate electricity alone for sale to customers, including public utilities and industrial customers. The Company's other non-solid waste business is a geosynthetic manufacturing and installation service, which generally involves the making and installing of landfill liners. This operation was classified as held-for-sale in the Company's financial statements and was sold in the first quarter of 2002. See Note 25 for further discussion.

     Summarized financial information concerning the Company's reportable segments for the respective years ended December 31 is shown in the following table. Prior period information has been restated to conform to the current year presentation.

                                                                          CORPORATE
                                                       NASW     OTHER    FUNCTIONS(A)    TOTAL
                                                      -------   ------   ------------   -------
2001
Net operating revenues(b)...........................  $11,010   $  312      $   --      $11,322
Earnings before interest and taxes
  (EBIT)(c)(d)(e)(f)................................    2,133       (4)       (846)       1,283
Depreciation and amortization(f)....................    1,324        6          41        1,371
Capital expenditures................................    1,191        1         136        1,328
Total assets(d).....................................   17,447      257       1,786       19,490
2000
Net operating revenues(b)...........................  $11,218   $1,274      $   --      $12,492
Earnings before interest and taxes
  (EBIT)(c)(d)(e)(f)................................    2,168     (305)       (825)       1,038
Depreciation and amortization(f)....................    1,352       36          41        1,429
Capital expenditures................................    1,163       80          70        1,313
Total assets(d).....................................   16,493      391       1,681       18,565

                             WASTE MANAGEMENT, INC.

                                                                          CORPORATE
                                                       NASW     OTHER    FUNCTIONS(A)    TOTAL
                                                      -------   ------   ------------   -------
1999
Net operating revenues(b)...........................  $10,685   $2,442      $   --      $13,127
Earnings before interest and taxes
  (EBIT)(c)(d)(e)(f)................................    1,337     (115)       (682)         540
Depreciation and amortization(f)....................    1,364      171          79        1,614
Capital expenditures................................    1,086      223          18        1,327
Total assets(d).....................................   17,178    3,886       1,617       22,681

---------------

(a) Corporate functions include the corporate treasury function, legal function, information technology function, corporate tax function, the corporate insurance function, management of the closed landfill and related insurance recovery functions, centralized service center functions along with other typical administrative functions.

(b) Other operations are net of intersegment revenue with NASW of $44, $37 and $46 in 2001, 2000 and 1999, respectively. There are no other significant sales between segments.

(c) EBIT is defined as "Earnings Before Interest and Taxes." EBIT is an earnings measurement used by management to evaluate operating performance.

(d) For those items included in the determination of EBIT, the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. See Note 3.

(e) There are no material asymmetrical allocations of EBIT versus assets between segments or corporate.

(f) For operations classified as held-for-sale, the Company suspends depreciation on fixed assets. Had the Company not classified any operations as held-for-sale, depreciation expense would have been greater by $7, $99 and $46 for 2001, 2000, and 1999 respectively. The Company re-evaluated its business alternatives related to its IPPs during the third quarter of 2001, and based on these assessments, the Company decided not to sell its IPPs with the exception of one facility. Accordingly, the Company reclassified all but one of its IPPs from held-for-sale to held-for-use in the third quarter of 2001. As a result of this reclassification, the Company recorded $6 of depreciation that had been suspended throughout the held-for-sale period. See Note 21.

     The reconciliation of total EBIT reported above to net income (loss) is as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000      1999
                                                              -------   -------   ------
EBIT, as reported above.....................................  $1,283    $1,038    $ 540
Interest expense............................................    (541)     (748)    (770)
Interest income.............................................      37        31       38
Minority interest...........................................      (5)      (23)     (24)
Other income, net...........................................      13        23       53
                                                              ------    ------    -----
Income (loss) before income taxes...........................     787       321     (163)
Provision for income taxes..................................     284       418      232
                                                              ------    ------    -----
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle..................     503       (97)    (395)
Extraordinary loss..........................................      (2)       --       (3)
Cumulative effect of change in accounting principle.........       2        --       --
                                                              ------    ------    -----
     Net income (loss)......................................  $  503    $  (97)   $(398)
                                                              ======    ======    =====

                             WASTE MANAGEMENT, INC.

     The table below shows the total revenues contributed by the Company's principal lines of business within the NASW segment.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
NASW:
  Collection............................................  $ 7,584   $ 7,675   $ 7,553
  Disposal..............................................    3,393     3,366     3,267
  Transfer..............................................    1,435     1,394     1,195
  Recycling and other...................................      592       805       664
  Intercompany..........................................   (1,994)   (2,022)   (1,994)
                                                          -------   -------   -------
     Operating revenues.................................  $11,010   $11,218   $10,685
                                                          =======   =======   =======

     Revenues decreased from 1999 to 2001 due to the Company selling its international operations outside of North America on a country by country basis throughout 2000 and 2001. At December 31, 2001, the Company had divested all of its international operations outside of North America. As of December 31, 2000, the Company's operations outside of North America included certain operations in Sweden, and operations in Argentina and Israel. The Company's international operations outside of North America, as well as certain of the Company's operations in Mexico (which is considered non-solid waste), had their property and equipment reflected in current operations held-for-sale at December 31, 2000 and 1999. Operating revenues and property and equipment (net) relating to operations in the United States and Puerto Rico, Europe, Canada and all other geographic areas ("other foreign") are as follows.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Operating revenues:
  United States and Puerto Rico.........................  $10,832   $11,134   $11,015
  Europe................................................        7       600     1,355
  Canada................................................      479       493       409
  Other foreign.........................................        4       265       348
                                                          -------   -------   -------
     Total..............................................  $11,322   $12,492   $13,127
                                                          =======   =======   =======

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Property and equipment, net:
  United States and Puerto Rico.........................  $ 9,599   $ 9,295   $ 9,468
  Europe................................................       --        --        --
  Canada................................................      758       831       836
  Other foreign.........................................       --        --        --
                                                          -------   -------   -------
     Total..............................................  $10,357   $10,126   $10,304
                                                          =======   =======   =======

                             WASTE MANAGEMENT, INC.

17.  MERGER AND ACQUISITION RELATED COSTS; ASSET IMPAIRMENTS AND UNUSUAL ITEMS

  MERGER AND ACQUISITION RELATED COSTS

     In 1999, the Company incurred $45 in expenses primarily related to integration costs associated with the WM Holdings Merger and the Eastern Merger. The Company incurred no such expenses during 2000 and 2001.

  ASSET IMPAIRMENTS AND UNUSUAL ITEMS

     In 2001, 2000 and 1999, the Company recorded certain charges and credits for asset impairments and unusual items as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                            2001      2000      1999
                                                            -----     -----     -----
Losses on businesses sold and held-for-sale adjustments
  for businesses to be sold...............................  $ 18(a)   $543(c)   $443(e)
Asset impairments (excluding held-for-sale adjustments)...    --        --       194(f)
Changes in litigation settlements and estimates...........   362(b)     17        92(f)
Pension related costs for the WM Holdings' defined benefit
  plan....................................................    --       197(d)     13(d)
Other.....................................................    --        (8)       (3)
                                                            ----      ----      ----
                                                            $380      $749      $739
                                                            ====      ====      ====

---------------

(a) Consisted of held-for-sale adjustments for international operations outside of North America of approximately $15 along with an adjustment for an investment in an operation in Mexico of approximately $28. In addition, the Company recorded a net gain of approximately $24 from the Company's re-evaluation of its business alternatives related to its IPPs during the third quarter of 2001 and a gain of approximately $1 for other held-for-sale impairment adjustments. See Note 21 for further discussion on IPP re-evaluations.

(b) Primarily attributable to agreements that were reached to settle the stockholder class action lawsuit filed against the Company in July 1999 alleging violations of the federal securities laws and the stockholder derivative suit against the Company's independent auditor which resulted in a net charge of $374.

(c) Consisted of (i) a net gain of $127 on divestitures of certain international operations, (ii) losses of $524 resulting from the recognition of currency translation adjustment upon the divestitures of certain international operations, and (iii) a net loss of $146 on the impairment of domestic operations, offset partially by certain domestic gains and other items.

(d) See Note 14 for discussion on the termination of WM Holdings defined benefit plan.

(e) Based primarily on preliminary bids from interested parties, the Company's international operations outside of North America, and certain of the Company's non-solid waste operations and certain NASW operations that are not essential parts of the Company's operations were identified as "held-for-sale" during 1999 and were written down to fair value less cost to sell, in accordance with SFAS No. 121, resulting in a pre-tax charge of approximately $433. The remaining $10 of held-for sale adjustments primarily resulted from revisions of estimated proceeds related to surplus real estate. See Note 21 for further analysis of operations held-for-sale.

(f)  See Note 2 for further discussion.

                             WASTE MANAGEMENT, INC.

18.  EARNINGS PER SHARE

     The following reconciles the number of common shares outstanding at December 31 of each year to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and dilutive earnings per common share (shares in millions):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Common shares outstanding at year-end.......................  628.0    622.7    619.3
  Effect of using weighted average common shares
     outstanding............................................   (1.8)    (1.4)    (6.4)
                                                              -----    -----    -----
Basic common shares outstanding.............................  626.2    621.3    612.9
  Dilutive effect of common stock options and warrants......    4.6       --       --
                                                              -----    -----    -----
Diluted common shares outstanding...........................  630.8    621.3    612.9
                                                              =====    =====    =====

     For all periods presented, the effect of the Company's convertible subordinated notes and debentures is excluded from the dilutive earnings per share calculation since inclusion of such items would be antidilutive. For 2000 and 1999, the effect of the Company's common stock options and warrants are excluded from the dilutive earnings per share calculation since inclusion of such items would be antidilutive.

     At December 31, 2001, there were approximately 52 million shares of common stock potentially issuable with respect to stock options, warrants, and convertible debt, which could dilute basic earnings per share in the future.

19.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents the change in the Company's equity from transactions and other events and circumstances from nonowner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income (loss) were as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
Minimum pension liability adjustment, net of taxes of $1,
  $92 and $37 for 2001, 2000 and 1999 respectively..........  $  (1)  $  (3)  $(133)
Accumulated unrealized gain resulting from changes in fair
  values of derivative, net of taxes of $4..................      5      --      --
Accumulated unrealized gains reclassified into earnings, net
  of tax benefit of $3......................................     (4)     --      --
Accumulated unrealized gain on marketable securities, net of
  taxes of $4...............................................      6      --      --
Cumulative foreign currency translation adjustment..........   (154)   (123)   (430)
                                                              -----   -----   -----
                                                              $(148)  $(126)  $(563)
                                                              =====   =====   =====

     The change in minimum pension liability adjustment from 1999 to 2000 relates to the Company's settlement of its obligations under the Plan. See further discussion at Note 14.

                             WASTE MANAGEMENT, INC.

20.  COMMITMENTS AND CONTINGENCIES

     Financial instruments -- Letters of credit, performance bonds, trust agreements, financial guarantees and insurance policies have been provided by the Company to support tax-exempt bonds, contracts, performance of landfill final closure and post-closure requirements, and other obligations. The Company also uses captive insurance, or insurance policies issued by a wholly-owned insurance company subsidiary, the sole business of which is to issue such policies to the Company, in order to secure such obligations. In those instances where the use of captive insurance is not acceptable, the Company has available alternative bonding mechanisms. Because virtually no claims have been made against these financial instruments in the past, management does not expect these instruments will have a material adverse effect on the Company's consolidated financial statements. The Company has not experienced difficulty in obtaining performance bonds or letters of credit for its current operations. However, the tragic events of September 11, 2001 have had an impact upon the financial status of a number of insurance, surety and reinsurance providers, which could in turn cause an increase in the cost and a decrease in the availability of surety and insurance coverages available to the Company in the future.

     For the 14 months ended January 1, 2000, the Company insured certain risks, including auto, general and workers' compensation, with Reliance National Insurance Company ("Reliance.") On June 11, 2001, the ultimate parent of Reliance, Reliance Group Holdings, Inc., filed for bankruptcy under Chapter 11 of the Bankruptcy Code. On October 3, 2001, Reliance was placed in liquidation by a Pennsylvania Court. The Company has determined that it will have coverage through various state insurance guarantee funds in some, but not all, of the jurisdictions where it is subject to claims that would have been covered by the Reliance insurance program. While it is not possible to predict the outcome of proceedings involving Reliance, the Company believes that because of the various insurance guarantee funds and potential recoveries from the liquidation, it is unlikely that events relating to Reliance will have a material adverse impact on the Company's financial statements.

     Credit risk -- During 2000, increases in wholesale power prices far exceeded the retail prices that certain California utilities were able to charge customers due to retail rate freezes, resulting in significant under recovery of costs for those utilities. As a result the utilities have faced severe financial drains. In April 2001, Pacific Gas and Electric Company ("PG&E") filed for bankruptcy under Chapter 11 of the Bankruptcy Code, as amended. Certain of the Company's IPPs sell power to PG&E under long-term contracts and were owed $31 from PG&E as of December 31, 2001. On July 14, 2001, the bankruptcy court approved an agreement between these IPPs and PG&E whereby PG&E agreed to assume the contracts and pay the Company in full the past due amounts on the earlier of the effective date of PG&E's plan of reorganization, which was filed with the bankruptcy court in October 2001, or July 15, 2005. The Company's IPPs also sell power to Southern California Edison, Inc. ("SCE") under long-term contracts similar to those with PG&E. Although SCE has not filed for bankruptcy, it also faces severe financial difficulties, and the Company's IPPs have a receivable from SCE of approximately $10 as of December 31, 2001. The Company believes it will collect all amounts due from PG&E and SCE in 2002 and thus has classified these receivables as current.

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

     As part of its ongoing operations, the Company provides for the present value of estimated final closure and post-closure monitoring costs over the estimated operating life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 79 sites listed on the EPA's National Priorities

                             WASTE MANAGEMENT, INC.

List ("NPL") as of December 31, 2001. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

     Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ materially from current estimates. However, the Company believes that its extensive experience in the environmental services industry, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. It is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the nonexistence or inability of other potentially responsible third parties to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material.

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

     As of December 31, 2001, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 79 locations listed on the NPL. Of the 79 NPL sites at which claims have been made against the Company, 17 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially developed by others as land disposal facilities. At each of the 17 owned facilities, the Company is working in conjunction with the government to characterize or remediate identified site problems. In addition, at these 17 owned facilities, the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 62 NPL sites at which claims have been made against the Company and that are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain. Any of these matters could have a material adverse effect on the Company's financial statements.

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

                             WASTE MANAGEMENT, INC.

or indemnification obligations of co-defendants or other third parties, among other factors. Accordingly, it is possible such matters could have a material adverse impact on the Company's financial statements.

     For more information regarding commitments and contingencies with respect to environmental matters, see Note 9.

     Litigation -- On July 16, 1998, the Company acquired WM Holdings which was then known as Waste Management, Inc., but whose name was changed at the time of the WM Holdings Merger. In July 1998, a seller of a business to WM Holdings in exchange for WM Holdings common stock filed a class action alleging breach of warranty. In October 1999, the court certified a class consisting of all sellers of business assets to WM Holdings between January 1, 1990 and February 24, 1998 whose agreements contained express warranties regarding the accuracy of WM Holdings' financial statements. The parties to the action settled these claims by the Company's payment of approximately $25 in the third quarter of 2001.

     In March 2000, a group of companies that sold assets to WM Holdings in exchange for common stock in March 1996 brought a separate action against the Company for breach of contract and fraud, among other things. The parties have agreed to resolve this dispute through arbitration. The extent of damages in the dispute has not yet been determined.

     In December 1999, an individual brought an action against the Company, five former officers of WM Holdings, and WM Holdings' auditor in Illinois state court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998, for alleged acts of common law fraud, negligence, and breach of fiduciary duty. In May 2001, the court granted in part and denied in part the defendants' motion to dismiss. This action remains in its early stages and the extent of possible damages, if any, has not yet been determined.

     On July 6 and July 29, 1999, the Company announced that it had lowered its expected earnings per share for the three months ended June 30, 1999. On August 3, 1999, the Company provided additional information regarding its expected earnings for that period, including that its reported operating income for the three months ended March 31, 1999 might have included certain unusual pretax income items. More than 30 lawsuits based on one or more of these announcements were filed against the Company and certain of its current and former officers and directors. These lawsuits were consolidated into a single action pending in the United States District Court for the Southern District of Texas (the "Southern District of Texas Court"). On May 8, 2000, the court entered an order appointing the Connecticut Retirement Plan and Trust Funds as lead plaintiff and appointing the law firm of Goodkind Labaton Rudoff & Suchrow LLP as lead plaintiff's counsel.

     The lead plaintiff filed its Amended Consolidated Class Action Complaint (the "Complaint") on July 14, 2000. The Complaint pleads claims on behalf of a putative class consisting of all purchasers and acquirers of Company securities (including common stock, debentures and call options), and all sellers of put options, from June 11, 1998 through November 9, 1999. The Complaint also pleads additional claims on behalf of two putative subclasses: (i) the "Merger Subclass," consisting of all WM Holdings stockholders who received Company common stock pursuant to the WM Holdings Merger, and (ii) the "Eastern Merger Subclass," consisting of all Eastern Environmental Services, Inc. ("Eastern") stockholders who received Company common stock pursuant to the Company's acquisition of Eastern on December 31, 1998.

     Among other things, the plaintiff alleges that the Company and certain of its current and former officers and directors (i) made misrepresentations in the registration statement and prospectus filed with the SEC in connection with the WM Holdings Merger, (ii) made knowingly false earnings projections for the three months ended June 30, 1999, (iii) failed to adequately disclose facts relating to its earnings projections that the plaintiff claims would have been material to purchasers of the Company's common stock and (iv) made separate and distinct misrepresentations about the Company's operations and finances on and after July 29, 1999, culminating in the Company's pre-tax charge of $1,763 in the third quarter of 1999. The plaintiff also alleges that certain of the Company's current and former officers and directors sold common stock between

                             WASTE MANAGEMENT, INC.

May 10, 1999 and June 9, 1999 at prices known to have been inflated by material misstatements and omissions. The plaintiff in this action seeks damages with interest, costs and such other relief as the court deems proper. Defendants filed a motion to dismiss on October 3, 2000. On August 16, 2001, the court granted the motion in part and denied it in part, allowing the plaintiff to replead its claims. On November 7, 2001, the Company announced that it had reached a settlement agreement with the plaintiff, resolving all claims brought in the action against the Company as well as claims against current and former officers and directors of the Company. The settlement agreement originally required additional confirmatory discovery by the plaintiff, which was completed in December 2001. The settlement agreement was therefore amended in January 2002 to remove the discovery contingency, but still requires approval by the court, as well as the Company to consent to the certification of a class for settlement purposes consisting of certain purchasers or acquirers of Company securities during the period from June 11, 1998 through November 9, 1999. If the settlement is approved, the Company will pay $457 to the members of the class and will present and recommend approval to its shareholders, at or before the 2003 annual meeting of shareholders, a binding resolution to require that all directors are elected annually. In anticipation of the settlement agreement, the Company recorded a charge to asset impairments and unusual items of $389 in the third quarter 2001.

     Also on November 7, 2001, the Company announced that, subject to court approval and additional confirmatory discovery by the derivative plaintiffs, the Company will receive $20 (less fees awarded to counsel for the derivative plaintiffs) as a result of a settlement reached between the derivative plaintiffs and Arthur Andersen LLP ("Andersen") in a shareholder derivative suit filed on July 3, 2001 in Texas state court against Andersen, as the Company's independent auditor. The additional discovery was completed in January 2002, after which the parties executed an agreement removing this contingency from the settlement. The Company recorded $15 as an offset to asset impairments and unusual items in the third quarter 2001 in connection with the settlement agreement. The derivative plaintiffs alleged that Andersen engaged in professional malpractice in connection with certain services that it performed for the Company. Andersen has informed the Company that neither the complaint nor the settlement will affect its independence as the Company's auditor.

     On June 29, 2000, a putative class action was filed against the Company in Delaware state court by a class of former Eastern stockholders falling within the scope of the Eastern Merger Subclass described above. The plaintiffs allege that the Company stock they received in exchange for their Eastern shares was overvalued for the same reasons alleged in the consolidated class actions in Texas. On August 4, 2000, the Company removed the case from the state court to federal court and asked to have the case transferred to the Southern District of Texas Court where the consolidated Texas class actions are pending.

     Certain sellers of individual businesses to the Company or to a company later acquired by the Company have also brought lawsuits, alleging that for reasons similar to those in the consolidated Texas class actions described above, the stock that they received in the sales of their businesses was overvalued. The first such lawsuit was brought in Virginia state court in July 2000. The Company's demurrer in that case was denied in January 2002. The second seller's lawsuit was brought in Michigan state court in May 2001. After the Company removed this case to federal court, the plaintiffs filed another new lawsuit in Michigan state court alleging only state law claims and also filed a duplicative complaint in the Southern District of Texas Court. The third seller's lawsuit was brought in California state court in July 2001, with an amended complaint filed in December 2001.

     On June 14, 2001, the Company filed a motion with the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to transfer all cases that are pending or that may be filed in, or removed to, federal courts that relate to the claims asserted in the consolidated Texas class actions to the Southern District of Texas Court for coordinated or consolidated pre-trial proceedings. This motion covered the Delaware putative class action brought by the former Eastern stockholders and the seller's lawsuit pending in Michigan federal court, both described above. The MDL Panel granted the Company's motion on November 7, 2001, thereby transferring both of these cases to the Southern District of Texas Court. The Delaware plaintiffs requested their lawsuit be

                             WASTE MANAGEMENT, INC.

remanded to state court, which motion was granted in February 2002. The Company's motion to dismiss the Michigan plaintiffs' federal lawsuit is currently pending. All of these cases are still at relatively early stages, and the amount of damages in the various cases cannot yet be determined.

     In addition, three derivative lawsuits were filed against certain current and former officers and directors of the Company alleging derivative claims on behalf of the Company against these individuals for breaches of fiduciary duty resulting from their common stock sales during the three months ended June 30, 1999 and/or their oversight of the Company's affairs. Two of the lawsuits, filed in the Chancery Court of the State of Delaware on July 16, 1999 and August 18, 1999, were consolidated into a single action. The third suit was filed in the Southern District of Texas Court on July 27, 1999. The lawsuits named the Company as a nominal defendant and sought compensatory and punitive damages with interest, equitable and/or injunctive relief, costs and such other relief as the courts deemed proper. In September 2001, the Delaware court approved a settlement that provided the Company with a net benefit of approximately $23 through the cancellation of certain payments and benefits to four former officers. Pursuant to the settlement, the four former officers will, in the aggregate, forego $8 in severance payments, and approximately $15 of other benefits (including the cancellation of stock options). As a result of the settlement, the plaintiffs in the Texas case joined with the Company in a motion to dismiss the Texas case, which motion was granted in October 2001.

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

     The Company is engaged in a business that is intrinsically connected with the protection of the environment and for which there is the potential for the unintended or unpermitted discharge of materials into the environment. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2001, there were four proceedings involving Company subsidiaries where the sanctions involved could potentially exceed one hundred thousand dollars. The matters involve allegations that subsidiaries (i) operated a hazardous waste incinerator in such a way that its air emissions exceeded permit limits, (ii) engaged in the importation and disposal of hazardous waste in contravention of applicable federal regulations, (iii) are responsible for remediation of landfill gas and chemical compounds required pursuant to a Unilateral Administrative Order associated with an NPL site and (iv) are responsible for late performance of work required under a Unilateral Administrative Order.

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

     The Company has brought suit against numerous insurance carriers in an action entitled Waste Management, Inc., et al. v. The Admiral Insurance Company, et al., pending in the Superior Court in Hudson County, New Jersey. The Company has been seeking (i) a declaratory judgment that past and future environmental liabilities asserted against it or its subsidiaries are covered by its insurance policies and (ii) to recover defense and remediation costs and other damages incurred as a result of the insurance carriers' denial of coverage of environmental liabilities. The Company began mediating certain of the claims in the third

                             WASTE MANAGEMENT, INC.

quarter of 2001. Trial with respect to five of the sites where discovery was complete began in October 2001 ("Phase I"). To date, the Company has entered into settlement agreements with substantially all Phase I defendants and has dismissed its claims as to those defendants. The Company is currently engaged in the initial stages of preparing for trial in the next phase of the litigation ("Phase II"). In 2001, the Company has recognized approximately $105 in operating costs and expenses in the consolidated financial statements as an offset to environmental expenses to reflect these settlements. The Company is unable to predict the outcome of the remaining proceedings.

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

     Insurance -- The Company carries a broad range of insurance coverages for protection of its assets and operations from certain risks including pollution legal liability insurance for certain of its disposal sites, transfer stations, recycling and other facilities. Through the date of the WM Holdings Merger, certain of WM Holdings' auto, general liability, pollution legal liability and workers' compensation risks were self-insured up to $5 per accident. For such programs, a provision was made in each accounting period for estimated losses, including losses incurred but not reported, and the related reserves are adjusted as additional claims information becomes available. The Company's ongoing programs carry self-insurance exposures of up to two hundred and fifty thousand dollars, twenty thousand dollars and one hundred and fifty thousand dollars per incident with regards to workers compensation, auto and general liability, respectively. Claims reserves related to WM Holdings were discounted at 5.5% at December 31, 2001 and 2000. The insurance-related liability for the ongoing program and the WM Holdings' self-insurance runoff program included in the accompanying balance sheet in accrued liabilities approximates $128 and $102 at December 31, 2001 and 2000, respectively, and in other long-term liabilities approximates $253 and $248 at December 31, 2001 and 2000, respectively.

     Other -- The Company is also party to an agreement pursuant to which it has agreed to purchase certain operating assets in Canada no later than December 2005. The purchase price is based on certain calculations of the financial performance of the assets to be acquired, which will be determined at the time of purchase. In addition, the Company subcontracted certain business to the owner of the assets to be purchased. The owner has informed the Company that it believes the Company is required to repurchase the subcontracted business. The Company strongly disagrees with this position. In any event, the Company does not believe that the purchase will have a material effect on its financial statements.

21.  OPERATIONS HELD-FOR-SALE

     As discussed in Note 17, the Company recorded charges to write down certain of the operations the Company had marketed for sale pursuant to its strategic plan. These charges reflect the excess of the Company's carrying amounts of the assets over their fair market value. In determining fair value, the Company considered, among other things the range of preliminary purchase prices being discussed with potential buyers. These businesses' results of operations were included in revenues and expenses through the date of disposition in the accompanying statement of operations. Note 5 discusses operations that were divested in 2001 and 2000.

                             WASTE MANAGEMENT, INC.

     As of December 31, 2001, the primary components within operations held-for-sale consisted of certain non-solid waste operations, certain NASW operations and the Company's surplus real estate portfolio. The Company re-evaluated its business alternatives related to its IPPs during 2001, and based on these assessments, the Company decided to hold and operate its IPPs with the exception of one facility. Accordingly, the Company reclassified all but one of its IPPs from held-for-sale to held-for-use in 2001. As a result of this reclassification, the Company reversed its previously recorded held-for-sale impairment of $109 through asset impairments and unusual items and recorded depreciation that had been suspended through the held-for-sale period. The Company also subjected its IPPs to impairment testing on a held-for-use basis which resulted in an impairment of $85, which is also a component of asset impairments and unusual items.

     As of December 31, 2000, the primary components remaining within operations held-for-sale consisted of the Company's remaining international operations outside of North America, which included certain operations in Sweden and operations in Argentina and Israel, and certain other non-core and NASW operations and the Company's surplus real estate portfolio.

     For operations classified as held-for-sale, the Company suspends depreciation and amortization on the underlying assets. Depreciation suspension for 2001, 2000 and 1999 for held-for-sale operations was $7, $99 and $46, respectively. Operating revenues for operations classified as held-for-sale at December 31, 2001 were $170 and $169 for the years ending December 31, 2001 and 2000, respectively. Of this amount, $148 and $149, respectively, related to the Company's geosynthetic and installation services that were sold in February of 2002.

22.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the unaudited quarterly results of operations for 2001 and 2000:

                                                      FIRST    SECOND     THIRD    FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
2001
Operating revenues.................................  $2,719    $2,915    $2,897    $2,791
Income from operations.............................     344       441       115       383
Net income.........................................     124       191        30       158
Income per common share:
  Basic............................................    0.20      0.31      0.05      0.25
  Diluted..........................................    0.20      0.30      0.05      0.25

                                                      FIRST    SECOND     THIRD    FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
2000
Operating revenues.................................  $3,217    $3,266    $3,125    $2,884
Income from operations.............................     325       293       113       307
Net income.........................................      55        --      (191)       39
Income per common share:
  Basic............................................    0.09      0.00     (0.31)     0.06
  Diluted..........................................    0.09      0.00     (0.31)     0.06

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

                             WASTE MANAGEMENT, INC.

warrants and the effect of the Company's convertible subordinated notes and debentures are excluded from the diluted earnings per share calculations since inclusion of such items would be antidilutive for that period.

23. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     WM Holdings ("Guarantor"), which is 100% owned by Waste Management, Inc. ("Parent"), has fully and unconditionally guaranteed all of the senior indebtedness of the Parent, as well as the Parent's 4% convertible subordinated notes due 2002. The Parent has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, as well as WM Holdings' 5.75% convertible subordinated debentures due 2005. However, none of the Company's, nor WM Holdings' debt is guaranteed by any of the Parent's indirect subsidiaries or WM Holdings' subsidiaries ("Non-Guarantor"). Accordingly, the following condensed consolidating balance sheets as of December 31, 2001 and 2000 and the related condensed consolidating statements of operations for 2001, 2000 and 1999, along with the related statements of cash flows, have been provided below.

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                               DECEMBER 31, 2001

                                                     PARENT   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                                     ------   ---------   -------------   ------------   -------------
                                                        ASSETS

Current assets:
  Cash and cash equivalents........................  $ 757     $   --        $   (27)       $    --         $   730
  Other current assets.............................     --         --          2,394             --           2,394
                                                     ------    ------        -------        -------         -------
                                                       757         --          2,367             --           3,124
Property and equipment, net........................     --         --         10,357             --          10,357
Intercompany and investment in subsidiaries........  8,989      5,517         (8,665)        (5,841)             --
Other assets.......................................     30         21          5,958             --           6,009
                                                     ------    ------        -------        -------         -------
    Total assets...................................  $9,776    $5,538        $10,017        $(5,841)        $19,490
                                                     ======    ======        =======        =======         =======

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt................  $ 431     $   --        $    84        $    --         $   515
  Accounts payable and other accrued liabilities...     73         51          3,082             --           3,206
                                                     ------    ------        -------        -------         -------
                                                       504         51          3,166             --           3,721
  Long-term debt, less current portion.............  3,860      2,645          1,204             --           7,709
  Other liabilities................................     20          2          2,633             --           2,655
                                                     ------    ------        -------        -------         -------
    Total liabilities..............................  4,384      2,698          7,003             --          14,085
  Minority interest in subsidiaries................     --         --             13             --              13
  Stockholders' equity.............................  5,392      2,840          3,001         (5,841)          5,392
                                                     ------    ------        -------        -------         -------
    Total liabilities and stockholders' equity.....  $9,776    $5,538        $10,017        $(5,841)        $19,490
                                                     ======    ======        =======        =======         =======

                               DECEMBER 31, 2000

                                                    PARENT   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                                    ------   ---------   -------------   ------------   -------------
                                                       ASSETS

Current assets:
  Cash and cash equivalents.......................  $ 174     $   14        $   (94)       $    --         $    94
  Other current assets............................     --         --          2,363             --           2,363
                                                    ------    ------        -------        -------         -------
                                                      174         14          2,269                          2,457
Property and equipment, net.......................     --         --         10,126             --          10,126
Intercompany and investment in subsidiaries.......  8,983      5,280         (9,856)        (4,407)             --
Other assets......................................     34          8          5,940             --           5,982
                                                    ------    ------        -------        -------         -------
    Total assets..................................  $9,191    $5,302        $ 8,479        $(4,407)        $18,565
                                                    ======    ======        =======        =======         =======

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt...............  $   4     $   --        $   109        $    --         $   113
  Accounts payable and other accrued
    liabilities...................................     98        115          2,713             --           2,926
                                                    ------    ------        -------        -------         -------
                                                      102        115          2,822             --           3,039
  Long-term debt, less current portion............  4,288      3,021          1,063             --           8,372
  Other liabilities...............................     --         --          2,338             --           2,338
                                                    ------    ------        -------        -------         -------
    Total liabilities.............................  4,390      3,136          6,223             --          13,749
  Minority interest in subsidiaries...............     --         --             15             --              15
  Stockholders' equity............................  4,801      2,166          2,241         (4,407)          4,801
                                                    ------    ------        -------        -------         -------
    Total liabilities and stockholders' equity....  $9,191    $5,302        $ 8,479        $(4,407)        $18,565
                                                    ======    ======        =======        =======         =======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                         PARENT   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                                         ------   ---------   -------------   ------------   -------------
YEAR ENDED DECEMBER 31, 2001
Operating revenues.....................................  $  --      $  --        $11,322        $    --         $11,322
Costs and expenses.....................................     --         --         10,039             --          10,039
                                                         -----      -----        -------        -------         -------
Income from operations.................................     --         --          1,283             --           1,283
                                                         -----      -----        -------        -------         -------
Other income (expense):
  Interest income (expense), net.......................   (278)      (184)           (42)            --            (504)
  Equity in subsidiaries, net of taxes.................    677        792             --         (1,469)             --
  Minority interest....................................     --         --             (5)            --              (5)
  Other, net...........................................     --         --             13             --              13
                                                         -----      -----        -------        -------         -------
                                                           399        608            (34)        (1,469)           (496)
                                                         -----      -----        -------        -------         -------
Income before income taxes.............................    399        608          1,249         (1,469)            787
Provision for (benefit from) income taxes..............   (104)       (69)           457             --             284
                                                         -----      -----        -------        -------         -------
Income before extraordinary item and cumulative effect
  of change in accounting principle....................    503        677            792         (1,469)            503
Extraordinary item.....................................     --         --             (2)            --              (2)
Cumulative effect of change in accounting principle....     --         --              2             --               2
                                                         -----      -----        -------        -------         -------
Net income.............................................  $ 503      $ 677        $   792        $(1,469)        $   503
                                                         =====      =====        =======        =======         =======
YEAR ENDED DECEMBER 31, 2000
Operating revenues.....................................  $  --      $  --        $12,492        $    --         $12,492
Costs and expenses.....................................     --         --         11,454             --          11,454
                                                         -----      -----        -------        -------         -------
Income from operations.................................     --         --          1,038             --           1,038
                                                         -----      -----        -------        -------         -------
Other income (expense):
  Interest income (expense), net.......................   (431)      (240)           (46)            --            (717)
  Equity in subsidiaries, net of taxes.................    172        322             --           (494)             --
  Minority interest....................................     --         --            (23)            --             (23)
  Other, net...........................................     --         --             23             --              23
                                                         -----      -----        -------        -------         -------
                                                          (259)        82            (46)          (494)           (717)
                                                         -----      -----        -------        -------         -------
Income (loss) before income taxes......................   (259)        82            992           (494)            321
Provision for (benefit from) income taxes..............   (162)       (90)           670             --             418
                                                         -----      -----        -------        -------         -------
Net income (loss)......................................  $ (97)     $ 172        $   322        $  (494)        $   (97)
                                                         =====      =====        =======        =======         =======
YEAR ENDED DECEMBER 31, 1999
Operating revenues.....................................  $  --      $  --        $13,127        $    --         $13,127
Costs and expenses.....................................     --         --         12,587             --          12,587
                                                         -----      -----        -------        -------         -------
Income from operations.................................     --         --            540             --             540
                                                         -----      -----        -------        -------         -------
Other income (expense):
  Interest income (expense), net.......................   (419)      (279)           (34)            --            (732)
  Equity in subsidiaries, net of taxes.................   (136)        38             --             98              --
  Minority interest....................................     --         --            (24)            --             (24)
  Other, net...........................................     --         --             53             --              53
                                                         -----      -----        -------        -------         -------
                                                          (555)      (241)            (5)            98            (703)
                                                         -----      -----        -------        -------         -------
Income (loss) before income taxes......................   (555)      (241)           535             98            (163)
Provision for (benefit from) income taxes..............   (157)      (105)           494             --             232
                                                         -----      -----        -------        -------         -------
Income (loss) before extraordinary item................   (398)      (136)            41             98            (395)
Extraordinary item.....................................     --         --             (3)            --              (3)
                                                         -----      -----        -------        -------         -------
Net income (loss)......................................  $(398)     $(136)       $    38        $    98         $  (398)
                                                         =====      =====        =======        =======         =======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                              PARENT    GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATION
                                                              -------   ---------   -------------   ------------   -------------
YEAR ENDED DECEMBER 31, 2001
Cash flows from operating activities:
 Net income.................................................  $   503     $ 677        $   792        $(1,469)        $   503
 Equity in earnings of subsidiaries, net of taxes...........     (677)     (792)            --          1,469              --
 Other adjustments and changes..............................       84        20          1,748             --           1,852
                                                              -------     -----        -------        -------         -------
Net cash provided by (used in) operating activities.........      (90)      (95)         2,540             --           2,355
                                                              -------     -----        -------        -------         -------
Cash flows from investing activities:
 Acquisitions of businesses, net of cash acquired...........       --        --           (116)            --            (116)
 Capital expenditures.......................................       --        --         (1,328)            --          (1,328)
 Proceeds from divestitures of businesses, net of cash
   divested, and other asset sales..........................       --        --             58             --              58
 Change in restricted funds.................................       12        --            126             --             138
 Other......................................................       --        --             16             --              16
                                                              -------     -----        -------        -------         -------
Net cash provided by (used in) investing activities.........       12        --         (1,244)            --          (1,232)
                                                              -------     -----        -------        -------         -------
Cash flows from financing activities:
 New borrowings.............................................    1,267        --            361             --           1,628
 Debt repayments............................................   (1,307)     (400)          (431)            --          (2,138)
 Cash dividends.............................................       (6)       --             --             --              (6)
 Exercise of common stock options and warrants..............       50        --             --             --              50
 Other......................................................       --        --            (19)            --             (19)
 (Increase) decrease in intercompany and investments, net...      657       481         (1,138)            --              --
                                                              -------     -----        -------        -------         -------
 Net cash provided by (used in) financing activities........      661        81         (1,227)            --            (485)
                                                              -------     -----        -------        -------         -------
 Effect of exchange rate changes on cash and cash
   equivalents..............................................       --        --             (2)            --              (2)
                                                              -------     -----        -------        -------         -------
 Increase (decrease) in cash and cash equivalents...........      583       (14)            67             --             636
 Cash and cash equivalents at beginning of period...........      174        14            (94)            --              94
                                                              -------     -----        -------        -------         -------
 Cash and cash equivalents at end of period.................  $   757     $  --        $   (27)       $    --         $   730
                                                              =======     =====        =======        =======         =======
YEAR ENDED DECEMBER 31, 2000
Cash flows from operating activities:
 Net income (loss)..........................................  $   (97)    $ 172        $   322        $  (494)        $   (97)
 Equity in earnings of subsidiaries, net of taxes...........     (172)     (322)            --            494              --
 Other adjustments and changes..............................       34         5          2,183             --           2,222
                                                              -------     -----        -------        -------         -------
Net cash provided by (used in) operating activities.........     (235)     (145)         2,505             --           2,125
                                                              -------     -----        -------        -------         -------
Cash flows from investing activities:
 Short-term investments.....................................       --        --             54             --              54
 Acquisitions of businesses, net of cash acquired...........       --        --           (231)            --            (231)
 Capital expenditures.......................................       --        --         (1,313)            --          (1,313)
 Proceeds from divestitures of businesses, net of cash
   divested, and other asset sales..........................       --        --          2,552             --           2,552
 Change in restricted funds.................................       20        --            (45)            --             (25)
 Other......................................................       --        --             35             --              35
                                                              -------     -----        -------        -------         -------
Net cash provided by investing activities...................       20        --          1,052             --           1,072
                                                              -------     -----        -------        -------         -------
Cash flows from financing activities:
 New borrowings.............................................      270        --             34             --             304
 Debt repayments............................................   (2,422)     (844)          (331)            --          (3,597)
 Cash dividends.............................................       (6)       --             --             --              (6)
 Exercise of common stock options and warrants..............       20        --             --             --              20
 (Increase) decrease in intercompany and investments, net...    2,443       999         (3,442)            --              --
                                                              -------     -----        -------        -------         -------
 Net cash provided by (used in) financing activities........      305       155         (3,739)            --          (3,279)
                                                              -------     -----        -------        -------         -------
 Effect of exchange rate changes on cash and cash
   equivalents..............................................       --        --             (5)            --              (5)
                                                              -------     -----        -------        -------         -------
 Increase (decrease) in cash and cash equivalents...........       90        10           (187)            --             (87)
 Cash and cash equivalents at beginning of period...........       84         4             93             --             181
                                                              -------     -----        -------        -------         -------
 Cash and cash equivalents at end of period.................  $   174     $  14        $   (94)       $    --         $    94
                                                              =======     =====        =======        =======         =======
YEAR ENDED DECEMBER 31, 1999
Cash flows from operating activities:
 Net income (loss)..........................................  $  (398)    $(136)       $    38        $    98         $  (398)
 Equity in earnings of subsidiaries, net of taxes...........      136       (38)            --            (98)             --
 Other adjustments and changes..............................       64       (10)         2,033             --           2,087
                                                              -------     -----        -------        -------         -------
Net cash provided by (used in) operations...................     (198)     (184)         2,071             --           1,689
                                                              -------     -----        -------        -------         -------
Cash flows from investing activities:
 Short-term investments.....................................       --        --            (41)            --             (41)
 Acquisitions of businesses, net of cash acquired...........       --        --         (1,289)            --          (1,289)
 Capital expenditures.......................................       --        --         (1,327)            --          (1,327)
 Proceeds from sale of assets divestitures of businesses,
   net of cash divested, and other asset sales..............       --        --            651             --             651
 Change in restricted funds.................................        9        --            (30)            --             (21)
 Other......................................................       --        --             10             --              10
                                                              -------     -----        -------        -------         -------
Net cash provided by (used in) investing activities.........        9        --         (2,026)            --          (2,017)
                                                              -------     -----        -------        -------         -------
Cash flows from financing activities
 New borrowings.............................................    4,057        --            189             --           4,246
 Debt repayment.............................................   (3,030)     (381)          (576)            --          (3,987)
 Cash dividends.............................................       (6)       --             --             --              (6)
 Exercise of common stock options and warrants..............      176        --             --             --             176
 Other......................................................       --        --             (3)            --              (3)
 (Increase) decrease in intercompany and investments, net...     (981)      618            363             --              --
                                                              -------     -----        -------        -------         -------
 Net cash provided by (used in) financing activities........      216       237            (27)            --             426
                                                              -------     -----        -------        -------         -------
 Effect of exchange rate changes on cash and cash
   equivalents..............................................       --        --             (4)            --              (4)
                                                              -------     -----        -------        -------         -------
 Increase in cash and cash equivalents......................       27        53             14             --              94
 Cash and cash equivalents at beginning of period...........       57       (49)            79             --              87
                                                              -------     -----        -------        -------         -------
 Cash and cash equivalents at end of period.................  $    84     $   4        $    93        $    --         $   181
                                                              =======     =====        =======        =======         =======

                             WASTE MANAGEMENT, INC.

24.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations ("SFAS No. 141"), and SFAS No. 142. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill that arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the continuation of the amortization of goodwill and all intangible assets through December 31, 2001, but provides that amortization of existing goodwill will cease on January 1, 2002. Entities must use their current goodwill impairment approach through December 31, 2001, and begin to apply the new impairment approach on January 1, 2002. SFAS No. 142 requires a two-step impairment approach for goodwill. Companies must first determine whether goodwill is impaired and if so, they must value that impairment based on the amount by which the book value exceeds the estimated fair value. Companies have six months from the date they initially apply SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill should be tested for impairment annually and impairment losses should be presented in the operating section of the income statement unless they are associated with a discontinued operation. In those cases, any impairment losses will be included, net of tax, within the results of discontinued operations.

     During 2001, all of the Company's business combinations were accounted for by using the purchase method of accounting. In accordance with its adoption of SFAS No. 141, the Company will continue to use the purchase method of accounting for its business combinations. In accordance with SFAS No. 142, the Company has not amortized goodwill from any acquisitions that occurred after June 30, 2001. The Company has no intangible assets, other than goodwill, that will cease being amortized upon adoption of SFAS 142. The effect of adopting SFAS No. 141 will also require the Company to write-off net negative goodwill of approximately $2, which will be recorded as a credit to cumulative effect of change in accounting principle in the first quarter of 2002. In accordance with SFAS No. 142, goodwill is required to be tested for impairment at the reporting unit, which is defined as a company's operating segment or one level below the operating segment. For the purposes of applying SFAS No. 142, the Company has defined its reporting units to be its six individual NASW areas and its NASW recycling operations that are not included in any of the NASW areas. Although the Company currently expects no impairment of goodwill upon the initial adoption of SFAS No. 142, there can be no assurance that goodwill will not be impaired upon the initial adoption of SFAS No. 142 or at any time subsequent to the adoption of SFAS No. 142.

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

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 which supersedes SFAS No. 121. SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. SFAS

                             WASTE MANAGEMENT, INC.

No. 144 is effective for the Company on January 1, 2002. As of December 31, 2001, the primary components within operations held-for-sale consisted of certain non-solid waste operations, certain NASW operations and the Company's surplus real estate portfolio. Upon adoption of SFAS No. 144, any held-for-sale operations that do not meet SFAS No. 144 criteria must be classified as held-for-use. The Company expects $14 of held-for-sale assets to not meet SFAS No. 144 criteria. These assets will be reclassified to held-for-use in the first quarter of 2002. This reclassification will have no earnings impact.

25.  SUBSEQUENT EVENTS

     In January and February of 2002, the Company completed the divestiture of its geosynthetic manufacturing and installation services. Pursuant to the sales, the roofing membrane and products business and assets were sold on January 25, 2002, and the remaining operations, all of which related to the manufacturing of landfill liners, were sold on February 5, 2002; however the Company retained certain real estate assets that were a part of the operations. The consideration received consisted of cash, subject to certain post-closing calculations, and assumed liabilities. Additionally, in connection with the February sale of the landfill liner manufacturing operation, the Company entered into a 5-year supply contract with the purchaser for landfill liner related goods and services. Pursuant to this agreement, the Company will be required to buy at least 60% of the Company's landfill liner related goods and services per year from the buyer of these operations.

     On February 1, 2002, the Company redeemed the remaining $427 of its 4% convertible subordinated notes primarily using cash obtained from its November 2001 6 1/2% senior note issuance.

  Subsequent Events (unaudited)

     In the first quarter of 2002, the Company announced the approval by its Board of Directors of a common stock buy back program for up to $1 billion in annual repurchases. The Company intends to engage in open market or privately negotiated transactions to execute these repurchases. In March 2002, the Company repurchased approximately $300 million in a privately negotiated transaction pursuant to the buy back program.

     On March 4, 2002, the Company announced its plan to adopt a new organizational structure. Under the new structure, the Company will move from four field layers of management to three, and reduce the number of field layers that have administrative and functional staff from four to two. This new structure will refocus the Company's over 1,200 sites, 900 geographically-based districts and numerous divisions into approximately 1,200 operating units, including waste collection depots, transfer stations, landfills and recycling facilities, which will report to 85 newly established Market Areas. These Market Areas will be responsible for the sales and marketing of the Company's services and for directing the delivery of service by operating units. Each large Market Area will be headed by a Vice President and the others will be headed by a General Manager. They will report to one of the four Groups that divide the United States geographically and replace the current geographic Areas of the Company, and will consolidate Market Area financial reporting and provide a range of assistance in the areas of: finance and accounting, procurement, people, market planning and development, fleet services, recycling, legal services, as well as engineering, regulatory compliance, safety and public affairs. These Groups will report to corporate headquarters in Houston. Wheelabrator Technologies Inc. and Canadian Waste Services Inc., which currently comprise the Company's other two Areas, will remain unchanged and will form the fifth and sixth Groups under the new structure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item concerning directors of the Company is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Below are the names and ages, as of December 31, 2001, of the Company's executive officers and summaries of their business experience for the past 5 years.

NAME                                AGE    POSITIONS HELD AND BUSINESS EXPERIENCE FOR PAST FIVE YEARS
----                                ---    ----------------------------------------------------------
A. Maurice Myers..................  61    - President, CEO and Chairman of the Board since November
                                            1999.
                                          - Chairman of the Board of Yellow Corporation July
                                            1996-November 1999.
                                          - President and CEO of Yellow Corporation April
                                            1996-November 1999.
Robert P. Damico..................  53    - Senior Vice President -- Midwest Area since July 1998.
                                          - District Manager, Division Manager and then Region Manager of the Mountain Region for WM Holdings from 1980-July 1998.
Robert E. Dees, Jr. ..............  51    - Senior Vice President -- People since May 2000.
                                          - Senior Vice President -- Human Resources of AutoNation,
                                            Inc. 1997-2000.
                                          - Senior Vice President -- Human Resources of TRIARC, Inc.
                                            1994-1996.
Richard T. Felago.................  53    - Senior Vice President Eastern Area since May 2001.
                                          - President of Wheelabrator Technologies Inc. May 1999-May
                                            2001.
                                          - Vice President -- Marketing and Business Development of
                                            Wheelabrator 1996-May 1999.
David R. Hopkins..................  58    - Senior Vice President -- Southern Area since March 2000.
                                          - Senior Vice President -- International Operations of the
                                            Company and CEO of Waste Management International, Inc.
                                            November 1998-March 2000
                                          - Vice President, Controller and Chief Accounting Officer of
                                            Browning-Ferris Industries, Inc. 1987-December 1997.
Ronald H. Jones...................  51    - Vice President and Treasurer since 1995.
J. Drennan Lowell.................  45    - President of Wheelabrator Technologies Inc. since May
                                            2001.
                                          - Vice President-Finance of Wheelabrator Technologies Inc.
                                            from May 1999-May 2001.
                                          - Self-employed Consultant from July 1998-May 1999.
                                          - Vice President and CFO of U.S. Industrial Services, Inc.
                                            from September 1997-July 1998.
Lawrence O'Donnell, III...........  44    - Executive Vice President -- Western Area since July 2001.
                                          - Executive Vice President, General Counsel and Corporate
                                            Secretary of the Company from March 2001-July 2001.
                                          - Senior Vice President, General Counsel and Secretary of
                                            the Company from February 2000-March 2001.
                                          - Vice President and General Counsel of Baker Hughes
                                            Incorporated 1995-February 2000.
Domenic Pio.......................  38    - President of Canadian Waste Services, Inc. since April
                                            2001.
                                          - Area Controller of Canadian Waste Services, Inc. from
                                            April 1998 to April 2001.
                                          - Division Vice President, South Western Ontario, Canadian
                                            Waste Services, Inc. from January 1997 to April 1998.
Thomas L. Smith...................  62    - Senior Vice President -- Information Systems since
                                            November 1999.
                                          - Vice President of Information Systems of Yellow Services,
                                            Inc. February 1997-November 1999.
                                          - Vice President of Information Systems of America West
                                            Airlines November 1989-February 1997.
Bruce E. Snyder...................  46    - Vice President and Chief Accounting Officer since July
                                            1992.

NAME                                AGE    POSITIONS HELD AND BUSINESS EXPERIENCE FOR PAST FIVE YEARS
----                                ---    ----------------------------------------------------------
David P. Steiner..................  41    - Senior Vice President, General Counsel and Corporate
                                            Secretary since July 2001.
                                          - Vice President and Deputy General Counsel of the Company
                                            November 2000-July 2001.
                                          - Partner, Phelps & Dunbar L.L.P. 1990 to November 2000.
James E. Trevathan................  48    - Senior Vice President -- Sales and Marketing since May
                                            2000.
                                          - Vice President -- Sales of the Company July 1998-May 2000.
                                          - Regional Vice President -- Industrial of WM Holdings
                                            1997-July 1998.
                                          - Southern Area Sales Vice President of WM Holdings
                                            1994-1997.
William L. Trubeck................  55    - Executive Vice President and CFO since March 2001.
                                          - Senior Vice President and CFO of the Company March
                                            2000-March 2001.
                                          - Senior Vice President -- Finance and CFO of International
                                            Multifoods, Inc. 1997-March 2000.
                                          - President, Latin American Operation of International
                                            Multifoods, Inc. 1998-March 2000.
                                          - Senior Vice President -- Finance and CFO of SPX
                                            Corporation 1994-1997.
Charles A. Wilcox.................  49    - Senior Vice President -- Market Planning and Development
                                            since May 2001.
                                          - Senior Vice President -- Eastern Area of the Company July
                                            1998 to May 2001.
                                          - Region Vice President -- Central Region of the Company
                                            August 1996-July 1998.
                                          - Executive Vice President of the Company December
                                            1994-August 1996.
Charles E. Williams...............  52    - Senior Vice President -- Operations since May 2000.
                                          - Vice President Environmental Compliance/Engineering of the
                                            Company 1996-May 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the caption
 -- "Executive Compensation" in the 2002 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth under the caption "Director and Officer Stock Ownership" in the 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth under the caption "Related Party Transactions" in the 2002 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

     (a)(1) Consolidated Financial Statements:

          Report of Independent Public Accountants
          Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the years ended December 31,
            2001, 2000 and 1999
          Consolidated Statements of Cash Flows for the years ended December 31,
            2001, 2000 and 1999
          Consolidated Statements of Stockholders' Equity for the years ended
            December 31, 2001, 2000 and 1999
          Notes to Consolidated Financial Statements

     (a)(2) Consolidated Financial Statement Schedules:

             Schedule II -- Valuation and Qualifying Accounts

     All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

     (a)(3) Exhibits:

EXHIBIT
NUMBER*                                 DESCRIPTION
-------                                 -----------
 2.1      --    Agreement and Plan of Merger, dated March 10, 1998, by and among the Registrant, Dome Merger Subsidiary, Inc. and Waste
                Management, Inc. [Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 10, 1998].
 2.2      --    Agreement and Plan of Merger, dated as of August 16, 1998, by and among the Registrant, Ocho Acquisition Corporation
                and Eastern Environmental Services, Inc. [Incorporated by
                reference to Annex A to Form S-4, File No. 333-64239].
 3.1      --    Restated Certificate of Incorporation, as amended
                [Incorporated by reference to Exhibit 3.2 to Form 8-K dated
                July 16, 1998].
 3.2      --    Bylaws [Incorporated by reference to Exhibit 3 to Form 10-Q for the quarter ended June 30, 2000].
 4.1      --    Specimen Stock Certificate [Incorporated by reference to
                Exhibit 4.1 to Form 10-K for the year ended December 31,
                1998].
 4.2      --    Indenture for Subordinated Debt Securities dated February 1,
                1997, among the Registrant and Texas Commerce Bank National
                Association, as trustee [Incorporated by reference to
                Exhibit 4.1 to Form 8-K dated February 7, 1997].
 4.3      --    Indenture for Senior Debt Securities dated September 10,
                1997, among the Registrant and Texas Commerce Bank National
                Association, as trustee [Incorporated by reference to
                Exhibit 4.1 to Form 8-K dated September 10, 1997].
10.1      --    1993 Stock Incentive Plan [Incorporated by reference to
                Exhibit 10.2 to Form 10-K for the year ended December 31,
                1998].
10.2      --    1996 Stock Option Plan for Non-Employee Directors
                [Incorporated by reference to Appendix A to the Proxy
                Statement for the 2000 Annual Meeting of Stockholders].
10.3      --    1997 Employee Stock Purchase Plan [Incorporated by reference to Appendix C to the Proxy Statement for the 2000 Annual
                Meeting of Stockholders].
10.4      --    401(k) Restoration Plan [Incorporated by reference to
                Exhibit 10.11 to Form 10-K for the year ended December 31,
                1997].
10.5      --    Revolving Credit Agreement dated June 29, 2001 by and among the Company, Waste Management Holdings, Inc., the banks
                signatory thereto, Fleet National Bank, as administrative
                agent, Bank of America, N.A. and J.P. Morgan and Banc of
                America Securities LLC, as joint lead arrangers and joint
                book managers. (Incorporated by reference to Exhibit 10.1 to
                Form 10-Q for the quarter ended June 30, 2001]
10.6      --    364-Day Loan Agreement dated June 29, 2001 by and among the
                Company, Waste Management Holdings, Inc., the banks
                signatory thereto, Fleet National Bank, as administrative
                agent, Deutsche Bank AG, New York Branch and Citibank, N.A., as co-documentation agent, Bank of America, N.A. and J.P.
                Morgan Securities, Inc. as co-syndication agents, and J.P.
                Morgan and Banc of America Securities LLC, as joint lead
                arrangers and joint book managers. [Incorporated by
                reference to Exhibit 10.2 to Form 10-Q for the quarter ended
                June 30, 2001]
10.7      --    1998 Waste Management, Inc. Directors' Deferred Compensation
                Plan [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 1999].
10.8      --    1999 Waste Management, Inc. Directors Deferred Compensation
                Plan [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 1999].
10.9      --    Employment Agreement between the Company and A. Maurice
                Myers, dated November 8, 1999 [Incorporated by reference to
                Exhibit 10.35 to Form 10-K for the year ended December 31,
                1999].
10.10     --    Employment Agreement between the Company and Lawrence
                O'Donnell III, dated January 21, 2000 [Incorporated by
                reference to Exhibit 10.1 to Form 10-Q for the quarter ended
                June 30, 2000].
10.11     --    Employment Agreement between the Company and William L.
                Trubeck, dated February 16, 2000 [Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December
                31, 1999].
10.12     --    Employment Agreement between the Company and Thomas L.
                Smith, dated November 18, 1999 [Incorporated by reference to
                Exhibit 10.3 to Form 10-Q for the quarter ended June 30,
                2000].
10.13     --    Employment Agreement between the Company and Robert A.
                Damico, dated December 17, 1998 [Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December
                31, 1999].
10.14     --    Employment Agreement between the Company and Charles A.
                Wilcox, dated February 3, 1998 [Incorporated by reference to
                Exhibit 10.40 to Form 10-K for the year ended December 31,
                1999].
10.15     --    Employment Agreement between the Company and David R.
                Hopkins, dated March 30, 2000 [Incorporated by reference to
                Exhibit 10.2 to Form 10-Q for the quarter ended March 31,
                2000].
10.16     --    Employment Agreement between the Company and Ronald H.
                Jones, dated as of August 27, 1997 and December 7, 1997
                [Incorporated by reference to Exhibits 10.22 and 10.25 to
                Form 10-K for the year ended December 31, 1997].
10.17     --    Employment Agreement and Amendment to Employment Agreement
                between the Company and Bruce E. Snyder, dated as of June 1,
                1997 and December 1, 1997 [Incorporated by reference to
                Exhibits 10.26 and 10.27 to Form 10-K for the year ended
                December 31, 1997].
10.18     --    Employment Agreement between the Company and Robert E. Dees,
                Jr., dated as of May 10, 2000 [Incorporated by reference to
                Exhibit 10.4 to the Form 10-Q for the quarter ended March
                31, 2000].

EXHIBIT
NUMBER*                                 DESCRIPTION
-------                                 -----------
10.19     --    Employment Agreement between the Company and James E.
                Trevathan dated as of June 1, 2000. [Incorporated by
                reference to Exhibit 10.19 to Form 10-K for the year ended
                December 31, 2000].
10.20     --    Employment Agreement between the Company and Charles E.
                Williams dated as of June 1, 2000. [Incorporated by
                reference to Exhibit 10.20 to Form 10-K for the year ended
                December 31, 2000].
10.21     --    Employment Agreement between the Company and Domenic Pio
                dated as of April 1, 2001 [Incorporated by reference to
                Exhibit 10.4 for the quarter ended June 30, 2001].
10.22     --    Employment Agreement between the Company and Richard T.
                Felago dated as of May 14, 2001 [Incorporated by reference to Exhibit 10.5 in Form 10-Q for the quarter ended June 30,
                2001].
10.23     --    2000 Broad-Based Employee Plan [Incorporated by reference to
                Exhibit 10.49 to Form 10-K for the year ended December 31,
                1999].
10.24     --    2000 Stock Incentive Plan [Incorporated by reference to
                Appendix B to the Proxy Statement for the 2000 Annual
                Meeting of Stockholders].
10.25     --    2001 Performance Based Compensation Plan [Incorporated by
                reference to Exhibit 10.3 to Form 10-Q for the quarter ended
                June 30, 2001].
12.1      --    Computation of Ratio of Earnings to Fixed Charges.
21.1      --    Subsidiaries of the Registrant.
23.1      --    Consent of Arthur Andersen LLP.

---------------

* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the Company's file number under that Act is 1-12154.

     (a) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WASTE MANAGEMENT, INC.

                                          By:     /s/ A. MAURICE MYERS
                                            ------------------------------------
                                                      A. Maurice Myers
                                             President, Chief Executive Officer
                                                             and
                                                   Chairman of the Board

Date: March 12, 2002

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

                    SIGNATURE                                    TITLE                      DATE
                    ---------                                    -----                      ----

               /s/ A. MAURICE MYERS                    President, Chief Executive     March 12, 2002
 ------------------------------------------------       Officer, Chairman of the
                 A. Maurice Myers                    Board, and Director (Principal
                                                           Executive Officer)

              /s/ WILLIAM L. TRUBECK                  Executive Vice President and    March 12, 2002
 ------------------------------------------------       Chief Financial Officer
                William L. Trubeck                   (Principal Financial Officer)

               /s/ BRUCE E. SNYDER                      Vice President and Chief      March 12, 2002
 ------------------------------------------------    Accounting Officer (Principal
                 Bruce E. Snyder                          Accounting Officer)

               /s/ H. JESSE ARNELLE                             Director              March 12, 2002
 ------------------------------------------------
                 H. Jesse Arnelle

          /s/ PASTORA SAN JUAN CAFFERTY                         Director              March 12, 2002
 ------------------------------------------------
            Pastora San Juan Cafferty

                 /s/ RALPH F. COX                               Director              March 12, 2002
 ------------------------------------------------
                   Ralph F. Cox

               /s/ ROBERT S. MILLER                             Director              March 12, 2002
 ------------------------------------------------
                 Robert S. Miller

                 /s/ JOHN C. POPE                               Director              March 12, 2002
 ------------------------------------------------
                   John C. Pope

             /s/ STEVEN G. ROTHMEIER                            Director              March 12, 2002
 ------------------------------------------------
               Steven G. Rothmeier

                 /s/ CARL W. VOGT                               Director              March 12, 2002
 ------------------------------------------------
                   Carl W. Vogt

              /s/ RALPH V. WHITWORTH                            Director              March 12, 2002
 ------------------------------------------------
                Ralph V. Whitworth

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Waste Management, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Waste Management, Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated February 25, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. Schedule II has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 2002

                             WASTE MANAGEMENT, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)

                                                                 Charged       Accounts                  Effect of
                                                    Balance     (Credited)   Written Off/                  Foreign        Balance
                                                   Beginning        to         Use of                     Currency        End of
                                                    of Year       Income       Reserve      Other (A)    Translation       Year
                                                   ---------    ----------   ------------   ---------    -----------     --------
1999 - Reserve for doubtful accounts (B)           $    119     $    268      $    (96)     $      7      $     (3)     $    295
2000 - Reserve for doubtful accounts (B)           $    295     $     14      $   (170)     $     12      $     --      $    151
2001 - Reserve for doubtful accounts (B)           $    151     $     58      $   (112)     $     (3)     $     --      $     94

1999 - Merger and restructuring accruals (C)       $    261     $     (8)     $   (141)     $     --      $     (3)     $    109
2000 - Merger and restructuring accruals (C)       $    109     $     --      $    (27)     $    (53)     $     --      $     29
2001 - Merger and restructuring accruals (C)       $     29     $     (8)     $    (14)     $     --      $     --      $      7

1999 - Reserve for major maintenance
                   expenditures (D)                $     59     $      9      $    (15)     $     --      $     --      $     53
2000 - Reserve for major maintenance
                   expenditures (D)                $     53     $      9      $    (14)     $     --      $     --      $     48
2001 - Reserve for major maintenance
                   expenditures (D)                $     48     $     10      $     (6)     $     --      $     --      $     52

(A) Reserves for doubtful accounts relative to purchase business combinations, reserves associated with dispositions of businesses, reserves reclassified to operations held for sale, and reclass among reserve accounts.

(B)  Includes reserves for doubtful long-term notes receivable.

(C) Accruals are included in accrued liabilities and other liabilities. These accruals represent transaction or deal costs, employee severance, separation, and transitional costs and restructuring charges.

(D) For major maintenance expenditures at the Company's waste-to-energy and independent power production plants.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER*                                 DESCRIPTION
-------                                 -----------
 2.1      --    Agreement and Plan of Merger, dated March 10, 1998, by and among the Registrant, Dome Merger Subsidiary, Inc. and Waste
                Management, Inc. [Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 10, 1998].
 2.2      --    Agreement and Plan of Merger, dated as of August 16, 1998, by and among the Registrant, Ocho Acquisition Corporation
                and Eastern Environmental Services, Inc. [Incorporated by
                reference to Annex A to Form S-4, File No. 333-64239].
 3.1      --    Restated Certificate of Incorporation, as amended
                [Incorporated by reference to Exhibit 3.2 to Form 8-K dated
                July 16, 1998].
 3.2      --    Bylaws [Incorporated by reference to Exhibit 3 to Form 10-Q for the quarter ended June 30, 2000].
 4.1      --    Specimen Stock Certificate [Incorporated by reference to
                Exhibit 4.1 to Form 10-K for the year ended December 31,
                1998].
 4.2      --    Indenture for Subordinated Debt Securities dated February 1,
                1997, among the Registrant and Texas Commerce Bank National
                Association, as trustee [Incorporated by reference to
                Exhibit 4.1 to Form 8-K dated February 7, 1997].
 4.3      --    Indenture for Senior Debt Securities dated September 10,
                1997, among the Registrant and Texas Commerce Bank National
                Association, as trustee [Incorporated by reference to
                Exhibit 4.1 to Form 8-K dated September 10, 1997].
10.1      --    1993 Stock Incentive Plan [Incorporated by reference to
                Exhibit 10.2 to Form 10-K for the year ended December 31,
                1998].
10.2      --    1996 Stock Option Plan for Non-Employee Directors
                [Incorporated by reference to Appendix A to the Proxy
                Statement for the 2000 Annual Meeting of Stockholders].
10.3      --    1997 Employee Stock Purchase Plan [Incorporated by reference to Appendix C to the Proxy Statement for the 2000 Annual
                Meeting of Stockholders].
10.4      --    401(k) Restoration Plan [Incorporated by reference to
                Exhibit 10.11 to Form 10-K for the year ended December 31,
                1997].
10.5      --    Revolving Credit Agreement dated June 29, 2001 by and among the Company, Waste Management Holdings, Inc., the banks
                signatory thereto, Fleet National Bank, as administrative
                agent, Bank of America, N.A. and J.P. Morgan and Banc of
                America Securities LLC, as joint lead arrangers and joint
                book managers. (Incorporated by reference to Exhibit 10.1 to
                Form 10-Q for the quarter ended June 30, 2001]
10.6      --    364-Day Loan Agreement dated June 29, 2001 by and among the
                Company, Waste Management Holdings, Inc., the banks
                signatory thereto, Fleet National Bank, as administrative
                agent, Deutsche Bank AG, New York Branch and Citibank, N.A., as co-documentation agent, Bank of America, N.A. and J.P.
                Morgan Securities, Inc. as co-syndication agents, and J.P.
                Morgan and Banc of America Securities LLC, as joint lead
                arrangers and joint book managers. [Incorporated by
                reference to Exhibit 10.2 to Form 10-Q for the quarter ended
                June 30, 2001]
10.7      --    1998 Waste Management, Inc. Directors' Deferred Compensation
                Plan [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 1999].
10.8      --    1999 Waste Management, Inc. Directors Deferred Compensation
                Plan [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 1999].
10.9      --    Employment Agreement between the Company and A. Maurice
                Myers, dated November 8, 1999 [Incorporated by reference to
                Exhibit 10.35 to Form 10-K for the year ended December 31,
                1999].
10.10     --    Employment Agreement between the Company and Lawrence
                O'Donnell III, dated January 21, 2000 [Incorporated by
                reference to Exhibit 10.1 to Form 10-Q for the quarter ended
                June 30, 2000].
10.11     --    Employment Agreement between the Company and William L.
                Trubeck, dated February 16, 2000 [Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December
                31, 1999].
10.12     --    Employment Agreement between the Company and Thomas L.
                Smith, dated November 18, 1999 [Incorporated by reference to
                Exhibit 10.3 to Form 10-Q for the quarter ended June 30,
                2000].

EXHIBIT
NUMBER*                                 DESCRIPTION
-------                                 -----------
10.13     --    Employment Agreement between the Company and Robert A.
                Damico, dated December 17, 1998 [Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December
                31, 1999].
10.14     --    Employment Agreement between the Company and Charles A.
                Wilcox, dated February 3, 1998 [Incorporated by reference to
                Exhibit 10.40 to Form 10-K for the year ended December 31,
                1999].
10.15     --    Employment Agreement between the Company and David R.
                Hopkins, dated March 30, 2000 [Incorporated by reference to
                Exhibit 10.2 to Form 10-Q for the quarter ended March 31,
                2000].
10.16     --    Employment Agreement between the Company and Ronald H.
                Jones, dated as of August 27, 1997 and December 7, 1997
                [Incorporated by reference to Exhibits 10.22 and 10.25 to
                Form 10-K for the year ended December 31, 1997].
10.17     --    Employment Agreement and Amendment to Employment Agreement
                between the Company and Bruce E. Snyder, dated as of June 1,
                1997 and December 1, 1997 [Incorporated by reference to
                Exhibits 10.26 and 10.27 to Form 10-K for the year ended
                December 31, 1997].
10.18     --    Employment Agreement between the Company and Robert E. Dees,
                Jr., dated as of May 10, 2000 [Incorporated by reference to
                Exhibit 10.4 to the Form 10-Q for the quarter ended March
                31, 2000].
10.19     --    Employment Agreement between the Company and James E.
                Trevathan dated as of June 1, 2000. [Incorporated by
                reference to Exhibit 10.19 to Form 10-K for the year ended
                December 31, 2000].
10.20     --    Employment Agreement between the Company and Charles E.
                Williams dated as of June 1, 2000. [Incorporated by
                reference to Exhibit 10.20 to Form 10-K for the year ended
                December 31, 2000].
10.21     --    Employment Agreement between the Company and Domenic Pio
                dated as of April 1, 2001 [Incorporated by reference to
                Exhibit 10.4 for the quarter ended June 30, 2001].
10.22     --    Employment Agreement between the Company and Richard T.
                Felago dated as of May 14, 2001 [Incorporated by reference to Exhibit 10.5 in Form 10-Q for the quarter ended June 30,
                2001].
10.23     --    2000 Broad-Based Employee Plan [Incorporated by reference to
                Exhibit 10.49 to Form 10-K for the year ended December 31,
                1999].
10.24     --    2000 Stock Incentive Plan [Incorporated by reference to
                Appendix B to the Proxy Statement for the 2000 Annual
                Meeting of Stockholders].
10.25     --    2001 Performance Based Compensation Plan [Incorporated by
                reference to Exhibit 10.3 to Form 10-Q for the quarter ended
                June 30, 2001].
12.1      --    Computation of Ratio of Earnings to Fixed Charges.
21.1      --    Subsidiaries of the Registrant.
23.1      --    Consent of Arthur Andersen LLP.

---------------

* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the Company's file number under that Act is 1-12154.