Form 10-Q
period 2002-03-31
WASTE MANAGEMENT INC
filed 2002-05-08
CIK 823768

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, of the registrant outstanding at May 3, 2002 was 618,062,193 (excluding treasury shares of 12,267,390).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                             WASTE MANAGEMENT, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN MILLIONS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $   306       $   730
  Accounts receivable, net of allowance for doubtful
     accounts of $70 and $73, respectively..................      1,300         1,355
  Notes and other receivables...............................        245           314
  Parts and supplies........................................         79            83
  Deferred income taxes.....................................        425           426
  Prepaid expenses and other................................        209           216
                                                                -------       -------
     Total current assets...................................      2,564         3,124
Property and equipment, net.................................     10,298        10,357
Goodwill....................................................      5,009         4,998
Other intangible assets, net................................        116           123
Other assets................................................        820           888
                                                                -------       -------
     Total assets...........................................    $18,807       $19,490
                                                                =======       =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $   513       $   672
  Accrued liabilities.......................................      2,122         2,160
  Deferred revenues.........................................        383           374
  Current portion of long-term debt.........................         82           515
                                                                -------       -------
     Total current liabilities..............................      3,100         3,721
Long-term debt, less current portion........................      7,754         7,709
Deferred income taxes.......................................      1,187         1,127
Environmental liabilities...................................        827           825
Other liabilities...........................................        681           703
                                                                -------       -------
     Total liabilities......................................     13,549        14,085
                                                                -------       -------
Minority interest in subsidiaries...........................         13            13
                                                                -------       -------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 1,500,000,000 shares
     authorized; 630,329,583 and 630,331,591 shares issued,
     respectively...........................................          6             6
  Additional paid-in capital................................      4,526         4,523
  Retained earnings.........................................      1,195         1,057
  Accumulated other comprehensive loss......................       (150)         (148)
  Restricted stock unearned compensation....................         (2)           (2)
  Treasury stock at cost, 12,479,784 and 2,313,883 shares,
     respectively...........................................       (330)          (44)
                                                                -------       -------
     Total stockholders' equity.............................      5,245         5,392
                                                                -------       -------
     Total liabilities and stockholders' equity.............    $18,807       $19,490
                                                                =======       =======

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Operating revenues..........................................  $2,609   $2,719
                                                              ------   ------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................   1,565    1,646
  Selling, general and administrative.......................     387      389
  Depreciation and amortization.............................     294      335
  Restructuring.............................................      37       --
  Asset impairments and unusual items.......................      (6)       5
                                                              ------   ------
                                                               2,277    2,375
                                                              ------   ------
Income from operations......................................     332      344
                                                              ------   ------
Other income (expense):
  Interest expense..........................................    (116)    (154)
  Interest income...........................................       4       17
  Minority interest.........................................      (1)      (1)
  Other income, net.........................................       2        6
                                                              ------   ------
                                                                (111)    (132)
                                                              ------   ------
Income before income taxes..................................     221      212
Provision for income taxes..................................      84       89
                                                              ------   ------
Income before extraordinary item and cumulative effect of
  changes in accounting principle...........................     137      123
Extraordinary loss on early retirement of debt, net of
  income tax benefit of $1 in 2002 and 2001.................      (1)      (1)
Cumulative effect of changes in accounting principle, net of
  income tax expense of $0 in 2002 and $2 in 2001...........       2        2
                                                              ------   ------
Net income..................................................  $  138   $  124
                                                              ======   ======
Basic earnings per common share:
  Income before extraordinary item and cumulative effect of
     changes in accounting principle........................  $ 0.22   $ 0.20
  Extraordinary item........................................      --       --
  Cumulative effect of changes in accounting principle......      --       --
                                                              ------   ------
Net income..................................................  $ 0.22   $ 0.20
                                                              ======   ======
Diluted earnings per common share:
  Income before extraordinary item and cumulative effect of
     changes in accounting principle........................  $ 0.22   $ 0.20
  Extraordinary item........................................      --       --
  Cumulative effect of changes in accounting principle......      --       --
                                                              ------   ------
Net income..................................................  $ 0.22   $ 0.20
                                                              ======   ======

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Cash flows from operating activities:
  Net income................................................  $ 138    $ 124
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Provision for bad debts..............................      9       10
       Depreciation and amortization........................    294      335
       Deferred income tax provision........................     34       56
       Minority interest in subsidiaries....................      1        1
       Net gain on disposal of assets.......................     (1)      (9)
       Effect of asset impairments and unusual items........     (6)       5
     Change in assets and liabilities, net of effects of
      acquisitions and divestitures:
          Receivables.......................................    130      108
          Prepaid expenses and other current assets.........    (33)     (12)
          Other assets......................................    (17)     (10)
          Accounts payable and accrued liabilities..........   (146)    (191)
          Deferred revenues and other liabilities...........     33      (17)
                                                              -----    -----
Net cash provided by operating activities...................    436      400
                                                              -----    -----
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired..........    (48)     (22)
  Capital expenditures......................................   (180)    (144)
  Proceeds from divestitures of businesses, net of cash
     divested, and other sales of assets....................     37        6
  Other.....................................................     60       56
                                                              -----    -----
Net cash used in investing activities.......................   (131)    (104)
                                                              -----    -----
Cash flows from financing activities:
  New borrowings............................................     --      953
  Debt repayments...........................................   (439)    (474)
  Common stock repurchases..................................   (300)      --
  Exercise of common stock options and warrants.............     10       18
                                                              -----    -----
Net cash provided by (used in) financing activities.........   (729)     497
                                                              -----    -----
Increase (decrease) in cash and cash equivalents............   (424)     793
Cash and cash equivalents at beginning of period............    730       94
                                                              -----    -----
Cash and cash equivalents at end of period..................  $ 306    $ 887
                                                              =====    =====

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   (IN MILLIONS, EXCEPT SHARES IN THOUSANDS)
                                  (UNAUDITED)

                                                                            ACCUMULATED
                                  COMMON STOCK     ADDITIONAL                  OTHER       RESTRICTED STOCK   TREASURY STOCK
                                ----------------    PAID-IN     RETAINED   COMPREHENSIVE       UNEARNED       ---------------
                                SHARES    AMOUNT    CAPITAL     EARNINGS       LOSS          COMPENSATION     SHARES   AMOUNT
                                -------   ------   ----------   --------   -------------   ----------------   ------   ------
Balance, December 31, 2001....  630,332   $   6      $4,523      $1,057        $(148)            $(2)          2,314   $ (44)
  Net income..................       --      --          --         138           --              --              --      --
  Common stock issued upon
    exercise of stock options
    and warrants, including
    tax benefit of $2.........       --      --           2          --           --              --            (535)     10
  Common stock repurchases....       --      --          --          --           --              --          10,925    (300)
  Unrealized loss on
    marketable securities, net
    of tax benefit of $2......       --      --          --          --           (3)             --              --      --
  Cumulative translation
    adjustment of foreign
    currency statements.......       --      --          --          --            1              --              --      --
  Other.......................       (2)     --           1          --           --              --            (224)      4
                                -------   -----      ------      ------        -----             ---          ------   -----
Balance, March 31, 2002.......  630,330   $   6      $4,526      $1,195        $(150)            $(2)         12,480   $(330)
                                =======   =====      ======      ======        =====             ===          ======   =====

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

     The consolidated financial statements of Waste Management, Inc., a Delaware corporation, and subsidiaries ("Waste Management" or the "Company") presented herein are unaudited. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements. As it relates to estimates and assumptions in landfill airspace amortization and final closure and post-closure rates per ton and environmental remediation liabilities, significant engineering and accounting input is required. The Company reviews these estimates and assumptions no less than annually. In many circumstances, the ultimate outcome of these estimates and assumptions may not be known for decades into the future. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations, changes in future operational plans, and inherent imprecision associated with estimating environmental matters so far into the future. See "Management's Discussion and Analysis" elsewhere herein.

     Certain reclassifications have been made in the prior period financial statements in order to conform to the current period presentation.

1.  LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Senior notes and debentures, interest of 6.375% to 8.75%
  through 2029..............................................   $6,151        $6,169
4% Convertible subordinated notes due 2002..................       --           427
5.75% Convertible subordinated notes due 2005 (2% interest
  rate and 3.75% issuance discount).........................       31            31
Tax-exempt and project bonds, principal payable in periodic
  installments, maturing through 2031, fixed and variable
  interest rates ranging from 1.45% to 10.0% (weighted
  average interest rate of 4.89%) at March 31, 2002.........    1,443         1,404
Installment loans, notes payable and other, interest from 5%
  to 14.25% (average interest rate of 8.4%), maturing
  through 2019..............................................      211           193
                                                               ------        ------
                                                                7,836         8,224
Less current portion........................................       82           515
                                                               ------        ------
                                                               $7,754        $7,709
                                                               ======        ======

     The Company has a $750 syndicated line of credit (the "Line of Credit") and a $1,750 syndicated revolving credit facility (the "Revolver"). The Line of Credit requires annual renewal by the lender, and if not renewed, the Company has the option of converting the balance outstanding, if any, as of June 28, 2002 into a one-year term loan. The Revolver matures in June 2006. The Line of Credit and the Revolver are available for

                             WASTE MANAGEMENT, INC.

borrowing, including letters of credit, and for supporting the issuance of commercial paper. The covenant restrictions for the Line of Credit and the Revolver include, among others, interest coverage, debt to earnings ratio, minimum net worth, and limitations on investments, additional indebtedness and liens.

     At March 31, 2002, the Company had no borrowings outstanding under the Line of Credit or the Revolver. The facility fees were 0.175% and 0.225% per annum under the Line of Credit and Revolver, respectively, at March 31, 2002. The Company had issued letters of credit of approximately $1,512 under the Revolver, leaving unused and available aggregate credit capacity of approximately $988 at March 31, 2002.

     During the first quarter of 2002, the Company refinanced approximately $49 of fixed-rate tax exempt bonds maturing in 2011 with variable-rate tax exempt bonds maturing in 2022. As a result, the Company incurred prepayment penalties and other fees for a total extraordinary item charge, net of tax benefit, of approximately $1. Also in the first quarter of 2002, the Company repaid $427 to holders of its 4% convertible subordinated notes due February 2002 to retire the issuance.

     The Company has $300 of 6.625% senior notes due July 15, 2002, $285.7 of 7.7% senior notes due October 1, 2002 and $350 of 6.5% senior notes due December 15, 2002. The Company has classified these borrowings as long-term at March 31, 2002 and December 31, 2001 based upon its ability to use its Line of Credit and/or Revolver, which are both long-term facilities, to refinance these borrowings. The Company intends to pursue other sources of long-term financing to refinance these borrowings; however, in the event other sources of long-term financing are not available, the Company has the intent and ability to use its Line of Credit and/or Revolver.

     The Company manages its debt portfolio by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. At March 31, 2002 and December 31, 2001, the Company had interest rate swap contracts with a notional amount of approximately $1,770. The significant terms of the interest rate contracts and the underlying debt instrument are identical. Accordingly, changes in fair value of these interest rate contracts are deferred and recognized as an adjustment to interest expense over the life of the interest rate contract. At March 31, 2002 and December 31, 2001, the net negative fair value of these derivatives was approximately $16 and $2, respectively. In addition, approximately $41 and $60 is included in the senior notes and debentures classification as of March 31, 2002 and December 31, 2001, respectively, which primarily consists of the remaining unamortized accumulated adjustment of interest rate swaps terminated in 2001. Approximately $2 is included in the tax-exempt and project bonds at both March 31, 2002 and December 31, 2001, respectively, for swaps which were terminated in 2001. For the quarters ended March 31, 2002 and 2001, interest rate swap contracts reduced interest expense by $20 and $1, respectively.

2.  INCOME TAXES

     The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2002 is primarily due to state and local income taxes. For the three months ended March 31, 2001, the difference is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles and non-deductible costs associated with the impairment and divestiture of certain businesses.

3.  2002 RESTRUCTURING

     On March 4, 2002, the Company adopted a new organizational structure that better aligns collection, transport, recycling and disposal resources within market areas. The Company believes the new structure will yield a number of benefits, among them clearer accountability and responsibility for business performance and profitability in specific markets; simplification of structure; cost savings through consolidation of duplicate administrative and other support functions; improved utilization of operating assets; and better customer responsiveness.

                             WASTE MANAGEMENT, INC.

     The new organizational structure does not affect the Company's Wheelabrator Technologies Inc. ("WTI") or Canadian Waste Services ("CWS") operations. The Company's remaining operations were restructured to reduce the number of field layers of management from four to three and the number of field layers that have administrative and functional staff from four to two. The new structure refocuses the Company's approximately 1,200 sites into 85 newly established Market Areas. The sites include waste collection depots, transfer stations, landfills and recycling facilities. These Market Areas are responsible for the sales and marketing of the Company's services and for directing the delivery of service by operating units. The Market Area is also the profit center, and the districts, all of which used to be profit centers, became cost centers. Each large Market Area is headed by a Vice President and the others are headed by a General Manager. The Market Areas consolidate financial reporting and provide a range of assistance in the areas of finance and accounting, procurement, people, market planning and development, fleet services, recycling, legal services, engineering, regulatory compliance, safety and public affairs. They all report to one of four Groups that divide the United States geographically, and which were formerly known as the Company's "Areas." WTI and CWS, the fifth and sixth Areas under the previous structure, continue as the fifth and sixth Groups under the new structure.

     In March 2002, the Company recorded a $37 pre-tax charge for costs associated with the implementation of the new structure, including $34 for employee severance and benefit costs and $3 related to abandoned operating lease agreements. Approximately 1,800 field-level administrative and operational positions were eliminated by this reorganization. The former employees will receive scheduled severance payments during 2002 and, in some cases, into 2003. During March 2002, the Company made payments of $3 for employee severance and benefits and for abandoned leases.

     The Company expects to incur an additional $8 of restructuring expenses throughout the remainder of 2002 related to the relocation of employees and the consolidation of facilities to support the new organizational structure. This $8 in additional costs will be recognized as restructuring expenses when incurred.

4.  EARNINGS PER SHARE

     The following reconciles the number of common shares outstanding at March 31 of each year to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and diluted earnings per common share (shares in millions):

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Number of common shares outstanding at end of period........  617.8   624.4
  Effect of using weighted average common shares
     outstanding............................................    8.1    (0.5)
                                                              -----   -----
Basic common shares outstanding.............................  625.9   623.9
  Dilutive effect of common stock options and warrants......    4.4     4.1
                                                              -----   -----
Diluted common shares outstanding...........................  630.3   628.0
                                                              =====   =====

     For the three months ended March 31, 2002 and 2001, the effect of the Company's convertible subordinated notes was excluded from the diluted earnings per share calculation because the effect would be antidilutive.

     At March 31, 2002, there were approximately 40 million shares of common stock potentially issuable with respect to stock options, warrants and convertible debt that could dilute basic earnings per share in the future.

                             WASTE MANAGEMENT, INC.

5.  COMMON STOCK REPURCHASE PROGRAM

     In February 2002 the Company announced that its Board of Directors had approved a stock buy back program. Under the program, the Company will buy back up to one billion dollars of its common stock each year for the foreseeable future. The purchases will be made in open market purchases or privately negotiated transactions primarily using cash flows from operations.

     In March 2002, the Company entered into an accelerated stock repurchase master agreement to facilitate the repurchase of its shares of common stock. Pursuant to the agreement, the Company may from time to time enter into transactions to purchase shares of its common stock from the counterparty for a notional amount equal to the fair market value of the shares on the date that it elects to purchase. Six months from the date of purchase, the parties enter into a settlement pursuant to which, if the weighted average daily market prices for the stock during such six month period (other than certain days during which the Company is entitled to purchase in the market) times the number of shares initially purchased is greater than the notional amount, the Company will pay the counterparty the difference. If the average daily market price for the valuation period times the number of shares initially purchased is less than the notional amount, the counterparty will pay the Company the difference. The Company has the option of paying its settlement amount, if any, in shares of its common stock or with cash.

     The Company entered into its first transaction to purchase stock under the agreement in March, purchasing approximately 10.9 million shares at $27.46 per share for a total of approximately $300. The Company accounted for the initial payment as a purchase of treasury stock and has classified the future settlement with the counterparty as an equity instrument. Under the agreement, the number of shares to be issued by the Company, if the Company was required to pay the counterparty and elected to net settle in shares, is capped at ten million shares. The settlement will not occur until September 2002, and therefore, the Company is unable at this time to predict the number of shares, if any, it would have to issue out of its treasury were it to elect that payment option.

     Based on the Company's stock price at the end of the first quarter of 2002, the Company would receive approximately $8 in cash from the counterparty to settle the contracts. However, for every one dollar of change in the average price of the Company's common stock during the valuation period, the settlement amount would change by $10.9.

                             WASTE MANAGEMENT, INC.

6.  COMPREHENSIVE INCOME

     Comprehensive income is as follows:

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Net income..................................................  $138    $124
                                                              ----    ----
Other comprehensive income:
  Changes in minimum pension liability adjustment, net of
     taxes..................................................    --       3
  Unrealized gain on derivative instruments.................    --      10
  Unrealized gain (loss) on marketable securities, net of
     taxes..................................................    (3)      4
  Foreign currency translation adjustment...................     1     (46)
                                                              ----    ----
Other comprehensive loss....................................    (2)    (29)
                                                              ----    ----
Comprehensive income........................................  $136    $ 95
                                                              ====    ====

     The components of accumulated other comprehensive loss were as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Minimum pension liability adjustment, net of taxes..........    $  (1)       $  (1)
Accumulated unrealized gain on derivative instrument, net of
  taxes.....................................................        1            1
Accumulated unrealized gain on marketable securities, net of
  taxes.....................................................        3            6
Cumulative foreign currency translation adjustment..........     (153)        (154)
                                                                -----        -----
                                                                $(150)       $(148)
                                                                =====        =====

7.  ENVIRONMENTAL LIABILITIES

     The Company has material financial commitments for final closure and post-closure obligations with respect to the landfills it owns or operates. Estimates of final closure and post-closure costs are developed using input from the Company's engineers and accountants and are reviewed by management, typically at least once per year. Adjustments for final closure and post-closure estimates are accounted for prospectively over the remaining capacity of the landfill. The estimates are based on the Company's interpretation of current requirements and proposed regulatory changes. For landfills, the present value of final closure and post-closure liabilities is accrued using a calculated rate per ton and charged to expense as airspace is consumed. Each year the Company revises its calculated rate per ton to reflect accretion on the present value of the liability. The revised rate per ton is calculated by dividing the revised present value of the liability, less the accumulated liability recognized to date, by the estimated remaining capacity of the landfill. The present value of total estimated final closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Final closure and post-closure accruals consider estimates for the final cap and cover for the site, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure. For purchased disposal sites, the Company assesses and records a present value-based final closure and post-closure liability at the time the Company assumes closure responsibility. This liability is based on the estimated final closure and post-closure costs and the percentage of airspace used as of the date the Company has assumed the closure responsibility. Thereafter, the difference between the final closure and post-closure liability recorded at the time of

                             WASTE MANAGEMENT, INC.

acquisition and the present value of total estimated final closure and post-closure costs to be incurred is accrued using the calculated rate and charged to operating costs as airspace is consumed.

     In the United States, the final closure and post-closure requirements are established by the EPA's Subtitles C and D regulation, as implemented and applied on a state-by-state basis. The costs to comply with these requirements could increase in the future as a result of legislation or regulation.

     The Company routinely reviews and evaluates sites that require remediation, including sites listed on the EPA's National Priorities List ("NPL sites"). The Company considers whether the Company was an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site, the number of years the Company was connected with the site, as well as reviews the same information with respect to other named and unnamed potentially responsible parties ("PRPs"). The Company then reviews the estimated cost for the likely remedy, which is based on management's judgment and experience in remediating such sites for the Company as well as for unrelated parties, information available from regulatory agencies as to costs of remediation, and the number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site, as well as the typical allocation of costs among PRPs. These estimates are sometimes a range of possible outcomes. In those cases, the Company provides for the amount within the range which constitutes its best estimate. If no amount within the range appears to be a better estimate than any other amount, the Company provides for the minimum amount within the range in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. The Company believes that it is "reasonably possible," which means that it is more than remote but less than likely, that its potential liability at the high end of such ranges would be approximately $256 higher on a discounted basis in the aggregate than the estimate that has been recorded in the consolidated financial statements as of March 31, 2002.

     As of March 31, 2002, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 79 locations listed on the NPL. Of the 79 NPL sites at which claims have been made against the Company, 17 are sites that the Company has come to own over time. All of the NPL sites owned by the Company were initially developed by others as land disposal facilities. At each of the 17 owned facilities, the Company is working in conjunction with the government to characterize or remediate identified site problems. In addition, at these 17 owned facilities, the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 62 NPL sites at which claims have been made against the Company and that are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain. Any of these matters could have a material adverse effect on the Company's financial statements.

     Estimates of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ materially from current estimates. However, the Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the non-existence or inability of other PRPs to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities that could be material.

                             WASTE MANAGEMENT, INC.

     The Company reviews its remediation liabilities as part of its ongoing operations. Accordingly, revisions to remediation liabilities may result in upward or downward adjustments to income from operations, which may be material, in any given period.

     Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (at 2% at both March 31, 2002 and December 31, 2001) until expected time of payment and then discounted to present value (at 5.5% at both March 31, 2002 and December 31, 2001). The accretion of the interest related to the discounted environmental liabilities for operating landfills is included in the annual calculation of the landfill's final closure and post-closure cost per ton and is charged to operating costs as landfill airspace is consumed.

     Liabilities for final closure, post-closure and environmental remediation costs consisted of the following:

                                   MARCH 31, 2002                       DECEMBER 31, 2001
                        ------------------------------------   ------------------------------------
                        FINAL CLOSURE/                         FINAL CLOSURE/
                         POST-CLOSURE    REMEDIATION   TOTAL    POST-CLOSURE    REMEDIATION   TOTAL
                        --------------   -----------   -----   --------------   -----------   -----
Current (in accrued
  liabilities)........       $ 56           $ 55       $111         $ 55           $ 66       $121
Long-term.............        583            244        827          570            255        825
                             ----           ----       ----         ----           ----       ----
                             $639           $299       $938         $625           $321       $946
                             ====           ====       ====         ====           ====       ====

     The changes to environmental liabilities are as follows:

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Beginning balance...........................................  $946    $962
Expense.....................................................    14      19
Spending....................................................   (12)    (21)
Acquisitions, divestitures and other adjustments............   (10)      5
                                                              ----    ----
Ending balance..............................................  $938    $965
                                                              ====    ====

8.  COMMITMENTS AND CONTINGENCIES

     Financial instruments -- The Company has provided letters of credit, performance bonds, trust agreements, financial guarantees and insurance policies to support tax-exempt bonds, contracts, performance of landfill final closure and post-closure requirements, and other obligations. The Company also uses captive insurance, or insurance policies issued by a wholly-owned insurance company subsidiary, the sole business of which is to issue such policies to the Company, in order to secure such obligations. In those instances where the use of captive insurance is not acceptable, the Company generally has available alternative bonding mechanisms. Because virtually no claims have been made against these financial instruments in the past, management does not expect that these instruments will have a material adverse effect on the Company's consolidated financial statements. The Company has not experienced difficulty in obtaining performance bonds or letters of credit for its current operations. However, the tragic events of September 11, 2001 have had an impact on the financial status of a number of insurance, surety and reinsurance providers, which could cause an increase in the cost and a decrease in the availability of surety and insurance coverages available to the Company in the future.

     For the 14 months ended January 1, 2000, the Company insured certain risks, including auto, general and workers' compensation, with Reliance National Insurance Company ("Reliance"). On June 11, 2001, the

                             WASTE MANAGEMENT, INC.

ultimate parent of Reliance, Reliance Group Holdings, Inc., filed for bankruptcy under Chapter 11 of the Bankruptcy Code of 1978, as amended (the "Bankruptcy Code"). On October 3, 2001, Reliance was placed in liquidation by a Pennsylvania Court. The Company has determined that it will have coverage through various state insurance guarantee funds in some, but not all, of the jurisdictions where it is subject to claims that would have been covered by the Reliance insurance program. While it is not possible to predict the outcome of proceedings involving Reliance, the Company believes that because of the various insurance guarantee funds and potential recoveries from the liquidation, it is unlikely that events relating to Reliance will have a material adverse impact on the Company's financial statements.

     Environmental matters -- The Company's business is intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. Such costs may increase in the future as a result of legislation or regulation, however, the Company believes that, in general, it tends to benefit when environmental regulation increases, which may increase the demand for its services, and that it has the resources and experience to manage environmental risk.

     For more information regarding commitments and contingencies with respect to environmental matters, see Note 7.

     Litigation -- A group of companies that sold assets in exchange for common stock in March 1996 to Waste Management Holdings, Inc. ("WM Holdings"), which was acquired by the Company in July 1998 (the "WM Holdings Merger"), brought an action against the Company in March 2000 for breach of contract and fraud, among other things. The parties have agreed to resolve this dispute through arbitration. The extent of damages in the dispute has not yet been determined.

     In December 1999, an individual brought an action against the Company, five former officers of WM Holdings, and WM Holdings' former auditor in Illinois state court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998, for alleged acts of common law fraud, negligence, and breach of fiduciary duty. In May 2001, the court granted in part and denied in part the defendants' motion to dismiss. This action remains in its early stages and the extent of possible damages, if any, has not yet been determined.

     On July 6 and July 29, 1999, the Company announced that it had lowered its expected earnings per share for the three months ended June 30, 1999. On August 3, 1999, the Company provided additional information regarding its expected earnings for that period, including that its reported operating income for the three months ended March 31, 1999 might have included certain unusual pre-tax income items. More than 30 lawsuits based on one or more of these announcements were filed against the Company and certain of its current and former officers and directors. These lawsuits were consolidated into a single action pending in the United States District Court for the Southern District of Texas (the "Southern District of Texas Court"). On May 8, 2000, the court entered an order appointing the Connecticut Retirement Plan and Trust Funds as lead plaintiff and appointing the law firm of Goodkind Labaton Rudoff & Suchrow LLP as lead plaintiff's counsel.

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

                             WASTE MANAGEMENT, INC.

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

     On November 7, 2001, the Company announced that it had reached a settlement agreement with the plaintiff, resolving all claims brought in the action against the Company as well as claims against current and former officers and directors of the Company. A hearing was held April 29, 2002, at which the settlement agreement was approved. The agreement, which will become final after the appeal period has run, provides for a payment of $457 to the members of the class and for the Company to consent to the certification of a class for the settlement of purchasers or acquirers of the Company's securities from June 11, 1998 through November 9, 1999. As part of the settlement agreement, the Company also has presented and recommended at its 2002 annual meeting of stockholders that its stockholders approve a binding resolution to require that all directors be elected annually. In anticipation of the settlement agreement, the Company recorded a charge to asset impairments and unusual items, net of anticipated insurance recoveries, of $389 in the third quarter 2001. Additionally, certain stockholders opted out of the settlement, and while certain of those opt-outs might seek remedies against the Company, the Company does not know which of these exclusions, if any, will ultimately result in litigation.

     Also on November 7, 2001, the Company announced that, subject to court approval and additional confirmatory discovery by the derivative plaintiffs, the Company will receive $20 (less fees awarded to counsel for the derivative plaintiffs) as a result of a settlement reached between the derivative plaintiffs and Arthur Andersen LLP ("Andersen") in a stockholder derivative suit filed on July 3, 2001 in Texas state court against Andersen, as the Company's independent auditor. The additional discovery was completed in January 2002, after which the parties executed an agreement removing this contingency from the settlement. The Company recorded $15 as an offset to asset impairments and unusual items in the third quarter 2001 in connection with the settlement agreement. The derivative plaintiffs have alleged that Andersen engaged in professional malpractice in connection with certain services that it performed for the Company. Andersen has informed the Company that neither the complaint nor the settlement affected its independence in 2001 or prior years, when Andersen served as the Company's independent auditor. A hearing to approve the settlement has been scheduled for May 17, 2002.

     On June 29, 2000, a putative class action was filed against the Company in Delaware state court by a class of former Eastern stockholders falling within the scope of the Eastern Merger Subclass described above. The plaintiffs allege that the Company stock they received in exchange for their Eastern shares was overvalued for the same reasons alleged in the consolidated class actions in Texas. On August 4, 2000, the Company removed the case from the state court to federal court. On June 14, 2001, the Company filed a motion with the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to transfer all cases that are pending or that may be filed in, or removed to, federal courts that relate to the claims asserted in the consolidated Texas class actions to the Southern District of Texas Court for coordinated or consolidated pre-trial proceedings. This motion covered the Delaware putative class action brought by the former Eastern stockholders. The MDL Panel granted the Company's motion on November 7, 2001, thereby transferring the case to the Southern District of Texas Court. The Delaware plaintiffs requested their lawsuit be remanded to state court, which motion was granted in February 2002. The named plaintiffs in the Delaware case have excluded themselves

                             WASTE MANAGEMENT, INC.

from the Texas class action settlement. The case is still at a relatively early stage, and the amount of damages, if any, cannot yet be determined.

     Certain sellers of individual businesses to the Company or to a company later acquired by the Company have also brought lawsuits, alleging that for reasons similar to those in the consolidated Texas class actions described above, the stock that they received in the sales of their businesses was overvalued. The first such lawsuit was brought in Virginia state court in July 2000. The Company's demurrer in that case was denied in January 2002. The plaintiff in the Virginia case has excluded himself from the Texas class action settlement. The second seller's lawsuit was brought in Michigan state court in May 2001. After the Company removed this case to federal court, the plaintiffs filed another new lawsuit in Michigan state court alleging only state law claims and also filed a duplicative complaint in the Southern District of Texas Court. The Company reached a settlement with the plaintiffs in the Michigan state and federal lawsuits in April 2002. The third seller's lawsuit was brought in California state court in July 2001, with an amended complaint filed in December 2001. The parties to this lawsuit entered into a settlement agreement in April 2002.

     Two groups of stockholders have filed separate lawsuits in state courts in Texas against the Company and certain of its former officers. The petitions allege that the plaintiffs are substantial stockholders of the Company's common stock who intended to sell their stock in 1999, or otherwise protect against loss, but that the individual defendants made false and misleading statements regarding the Company's prospects that, along with public statements, induced the plaintiffs to retain their stock. Plaintiffs assert that the value of their retained stock declined dramatically. Plaintiffs assert claims for fraud, negligent misrepresentation, and conspiracy. The Court granted the Company's motion for summary judgment in the first of these cases in March 2002. The second of these cases is in an early stage, and the extent of damages, if any, cannot yet be determined.

     The Company's business is intrinsically connected with the protection of the environment, and there is the potential for the unintended or unpermitted discharge of materials into the environment. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2002, there were five proceedings involving Company subsidiaries where the sanctions involved could potentially exceed one hundred thousand dollars. The matters involve allegations that subsidiaries (i) operated a hazardous waste incinerator in such a way that its air emissions exceeded permit limits, (ii) engaged in the importation and disposal of hazardous waste in contravention of applicable federal regulations,
(iii) are responsible for remediation of landfill gas and chemical compounds required pursuant to a Unilateral Administrative Order associated with an NPL site, (iv) are responsible for late performance of work required under a Unilateral Administrative Order and (v) under-reported waste volumes at an operating landfill.

     On April 23, 2002, the EPA and the United States Department of Justice lodged a consent decree in federal court finalizing a settlement agreement reached between Waste Management of Massachusetts, Inc. ("WMMA") and the EPA arising out of violations relating to management of chlorofluorocarbons ("CFCs") that were alleged to have occurred in periods prior to July 1998. Under the consent decree, which is subject to a thirty day public comment period once it is published, WMMA will pay a $0.8 civil penalty and spend $2.6 on environmental projects that involve the installation of pollution control devices on 150 Boston school buses and the payment for the supply of cleaner burning low sulfur fuel for the buses, as well as the creation of a recreational open space area on a 4.5 acre waterfront property owned by the City of Boston. The ultimate outcome of this matter, which is still subject to public review, is not expected to have a material adverse effect on the Company's financial statements.

     The Company has brought suit against numerous insurance carriers in an action entitled Waste Management, Inc., et al. v. The Admiral Insurance Company, et al., pending in the Superior Court in Hudson County, New Jersey. The Company has been seeking (i) a declaratory judgment that past and future environmental liabilities asserted against it or its subsidiaries are covered by its insurance policies and (ii) to

                             WASTE MANAGEMENT, INC.

recover defense and remediation costs and other damages incurred as a result of the insurance carriers' denial of coverage of environmental liabilities. The Company began mediating certain of the claims in the third quarter of 2001. Trial with respect to five of the sites where discovery was complete began in October 2001 ("Phase I"). To date, the Company has entered into settlement agreements with substantially all Phase I defendants and has dismissed its claims as to those defendants. The Company is currently engaged in the initial stages of preparing for trial in the next phase of the litigation ("Phase II"), which involves only two parties as material defendants. The Company is unable to predict the outcome of the remaining proceedings, but it believes the majority of the claims were settled in 2001.

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

     Other -- The Company is a party to an agreement pursuant to which it is obligated to purchase certain operating assets in Canada no later than December 2005. However, there is an option in the agreement that allows either party to cause an earlier purchase. The purchase price is based on certain calculations of the financial performance of the assets to be acquired, which will be determined at the time of purchase. In addition, the Company subcontracted certain business to the owner of the assets to be purchased. The owner has informed the Company that it believes the Company is required to repurchase the subcontracted business. The Company strongly disagrees with this position. In any event, the Company does not believe that the purchase will have a material effect on its financial statements.

9.  SEGMENT AND RELATED INFORMATION

     The Company's North American solid waste business ("NASW") is the Company's principal reportable segment and is presented below as a subtotal that includes the "NASW (excluding WTI)" and "WTI" columns. The NASW segment provides integrated waste management services consisting of collection, transfer, disposal (solid waste landfill, hazardous waste landfill and waste-to-energy facilities), recycling, independent power production plants ("IPPs"), and other miscellaneous services to commercial, industrial, municipal and residential customers throughout the United States, Puerto Rico and Canada. The Company's five geographically organized NASW operating segments and its national recycling operations have been aggregated as NASW (excluding WTI) below due to their economic and operational similarities. The WTI operating segment consists of the Company's waste-to-energy and independent power production facilities. Though also economically similar to its other NASW operations, the Company has elected to present WTI as a separate segment. The Company's other operating units consisted of waste management services in international markets outside of North America and non-solid waste services, all of which were divested by March 31, 2002.

                             WASTE MANAGEMENT, INC.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. Prior period information has been restated to conform to the current year presentation.

                                          NASW
                             -------------------------------
                                  NASW                                  CORPORATE
                             (EXCLUDING WTI)   >WTI   TOTAL    OTHER   FUNCTIONS(A)   TOTAL
                             ---------------   ----   ------   -----   ------------   ------
Three Months Ended:
March 31, 2002
Net operating
  revenues(b)..............      $2,434        $167   $2,601   $  8       $   --      $2,609
EBIT(c),(d)................         389          35      424     (2)         (90)        332
March 31, 2001
Net operating
  revenues(b)..............      $2,505        $180   $2,685   $ 34       $   --      $2,719
EBIT(c),(d)................         464          29      493    (16)        (133)        344

---------------

(a) Corporate functions include the corporate treasury, legal, information technology, corporate tax, corporate insurance, management of the closed landfill and related insurance recovery, centralized service center and other typical administrative functions.

(b) Other operations are net of intersegment revenue with NASW of $1 and $6 for the three months ended March 31, 2002 and 2001, respectively. There are no other significant sales between reportable segments. However, WTI operations are net of intrasegment revenue with NASW (excluding WTI) of $15 for both the three months ended March 31, 2002 and 2001. Additionally, NASW (excluding WTI) operations are net of intrasegment revenue with WTI of $5 and $6 for the three months ended March 31, 2002 and 2001, respectively.

(c) EBIT is defined as "Earnings Before Interest and Taxes" and equals income from operations on the consolidated statements of operations. EBIT is an earnings measurement used by management to evaluate operating performance.

(d) For those items included in the determination of EBIT, the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company's Form 10-K for the year ended December 31, 2001 except as it relates to goodwill. EBIT in 2001 included goodwill amortization of $39, of which $29 was in the NASW (excluding WTI) segment, $8 was in the WTI segment, and $2 was in the corporate function. As discussed in Note 12, the Company ceased the amortization of its goodwill in conjunction with the adoption of SFAS No. 142 on January 1, 2002. In 2002, the Company's corporate functions began charging its NASW operations an expense similar to what those NASW operations' goodwill amortization would have been had the Company not been required to adopt SFAS No. 142. For the three months ended March 31, 2002, this charge increased EBIT for the corporate functions by $36 and decreased EBIT for the WTI segment by $7 and the NASW (excluding WTI) segment by $29.

10.  WASTE PAPER DERIVATIVES AND HEDGING ACTIVITIES

     The Company enters into waste paper swap agreements and other derivative instruments to secure margins on certain paper products to be sold from its material recovery facilities. The Company expects to achieve the margins by entering into transactions to mitigate the variability in cash flows from sales of waste paper products at floating prices, resulting in a fixed price being received from sales of such products. The Company accounts for these derivatives as cash flow hedges. As of March 31, 2002, the fair value of these derivatives as well as any hedge ineffectiveness was not material.

     In addition, the Company has entered into waste paper swap agreements for trading purposes with certain counterparties that have issued letters of credit to the Company to support their credit worthiness. For the first quarter of 2002, the Company reduced revenues by $0.2 for waste paper swap agreements not designated as hedges.

     For the quarter ending March 31, 2001 the Company recorded a gain of $6 related to derivative agreements with Enron North America Corp. ("Enron") as an offset to operating expenses. In the fourth quarter of 2001, the Company reclassified its year-to-date net waste paper swap mark-to-market adjustments to be an adjustment to revenue instead of operating expenses. On December 2, 2001, Enron declared bankruptcy under Chapter 11 of the Bankruptcy Code of 1978, as amended (the "Bankruptcy Code"). Due to the uncertainty of Enron's ability to satisfy all of its financial commitments, the Company determined that all

                             WASTE MANAGEMENT, INC.

of its waste paper derivatives with Enron had zero fair value at December 31, 2001. In February 2002, the Company terminated its derivative instruments with Enron. The Company carries a deferred gain as of March 31, 2002, which is included in accumulated other comprehensive income, of approximately $6 related to its waste paper derivatives with Enron that had qualified through November 2001 as cash flow hedges. This deferred gain is being amortized into earnings as the forecasted transactions that were previously hedged actually occur. The deferred gain related to waste paper derivatives that previously qualified as hedges that are expected to be reclassified into earnings over the next twelve months is approximately $3.

11.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     WM Holdings ("Guarantor"), which is 100% owned by Waste Management, Inc. ("Parent"), has fully and unconditionally guaranteed all of the senior indebtedness of the Parent, as well as the Parent's 4% convertible subordinated notes that matured and were repaid in February 2002. The Parent has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, as well as WM Holdings' 5.75% convertible subordinated debentures due 2005. However, none of the Company's nor WM Holdings' debt is guaranteed by any of the Parent's indirect subsidiaries or WM Holdings' subsidiaries ("Non-Guarantors"). Accordingly, the following unaudited condensed consolidating balance sheet as of March 31, 2002 and the condensed consolidating balance sheet as of December 31, 2001, the unaudited condensed consolidating statements of operations for the three months ended March 31, 2002 and 2001, along with the related unaudited statements condensed consolidating of cash flows, have been provided below.

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2002
                                  (UNAUDITED)

                                            PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                            ------   ---------   --------------   ------------   -------------
                                                    ASSETS
Current assets:
  Cash and cash equivalents...............  $  319    $   --        $   (13)        $    --         $   306
  Other current assets....................      --        --          2,258              --           2,258
                                            ------    ------        -------         -------         -------
                                               319        --          2,245              --           2,564
Property and equipment, net...............      --        --         10,298              --          10,298
Intercompany and investment in
  subsidiaries............................   8,861     5,696         (8,343)         (6,214)             --
Other assets..............................      20        13          5,912              --           5,945
                                            ------    ------        -------         -------         -------
    Total assets..........................  $9,200    $5,709        $10,112         $(6,214)        $18,807
                                            ======    ======        =======         =======         =======

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.......  $    4    $   --        $    78         $    --         $    82
  Accounts payable and other accrued
    liabilities...........................      81        58          2,879              --           3,018
                                            ------    ------        -------         -------         -------
                                                85        58          2,957              --           3,100
Long-term debt, less current portion......   3,851     2,638          1,265              --           7,754
Other liabilities.........................      19        --          2,676              --           2,695
                                            ------    ------        -------         -------         -------
  Total liabilities.......................   3,955     2,696          6,898              --          13,549
Minority interest in subsidiaries.........      --        --             13              --              13
Stockholders' equity......................   5,245     3,013          3,201          (6,214)          5,245
                                            ------    ------        -------         -------         -------
  Total liabilities and stockholders'
    equity................................  $9,200    $5,709        $10,112         $(6,214)        $18,807
                                            ======    ======        =======         =======         =======

                               DECEMBER 31, 2001

                                            PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                            ------   ---------   --------------   ------------   -------------
                                                    ASSETS
Current assets:
  Cash and cash equivalents...............  $  757    $   --        $   (27)        $    --         $   730
  Other current assets....................      --        --          2,394              --           2,394
                                            ------    ------        -------         -------         -------
                                               757        --          2,367              --           3,124
Property and equipment, net...............      --        --         10,357              --          10,357
Intercompany and investment in
  subsidiaries............................   8,989     5,517         (8,665)         (5,841)             --
Other assets..............................      30        21          5,958              --           6,009
                                            ------    ------        -------         -------         -------
    Total assets..........................  $9,776    $5,538        $10,017         $(5,841)        $19,490
                                            ======    ======        =======         =======         =======

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.......  $  431    $   --        $    84         $    --         $   515
  Accounts payable and other accrued
    liabilities...........................      73        51          3,082              --           3,206
                                            ------    ------        -------         -------         -------
                                               504        51          3,166              --           3,721
Long-term debt, less current portion......   3,860     2,645          1,204              --           7,709
Other liabilities.........................      20         2          2,633              --           2,655
                                            ------    ------        -------         -------         -------
  Total liabilities.......................   4,384     2,698          7,003              --          14,085
Minority interest in subsidiaries.........      --        --             13              --              13
Stockholders' equity......................   5,392     2,840          3,001          (5,841)          5,392
                                            ------    ------        -------         -------         -------
  Total liabilities stockholders'
    equity................................  $9,776    $5,538        $10,017         $(5,841)        $19,490
                                            ======    ======        =======         =======         =======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 2002
                                  (UNAUDITED)

                                       PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                       ------   ---------   --------------   ------------   -------------
Operating revenues...................   $ --      $ --          $2,609          $  --          $2,609
Costs and expenses...................     --        --           2,277             --           2,277
                                        ----      ----          ------          -----          ------
Income from operations...............     --        --             332             --             332
                                        ----      ----          ------          -----          ------
Other income (expense):
  Interest income (expense), net.....    (56)      (41)            (15)            --            (112)
  Equity in subsidiaries, net of
     taxes...........................    173       199              --           (372)             --
  Minority interest..................     --        --              (1)            --              (1)
  Other, net.........................     --        --               2             --               2
                                        ----      ----          ------          -----          ------
                                         117       158             (14)          (372)           (111)
                                        ----      ----          ------          -----          ------
Income before income taxes...........    117       158             318           (372)            221
Provision for (benefit from) income
  taxes..............................    (21)      (15)            120             --              84
                                        ----      ----          ------          -----          ------
Income before extraordinary item and
  cumulative effect of change in
  accounting principle...............    138       173             198           (372)            137
Extraordinary item...................     --        --              (1)            --              (1)
Cumulative effect of change in
  accounting principle...............     --        --               2             --               2
                                        ----      ----          ------          -----          ------
Net income...........................   $138      $173          $  199          $(372)         $  138
                                        ====      ====          ======          =====          ======

                       THREE MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)

                                       PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                       ------   ---------   --------------   ------------   -------------
Operating revenues...................   $ --      $ --          $2,719          $  --          $2,719
Costs and expenses...................     --        --           2,375             --           2,375
                                        ----      ----          ------          -----          ------
Income from operations...............     --        --             344             --             344
                                        ----      ----          ------          -----          ------
Other income (expense):
  Interest income (expense), net.....    (75)      (51)            (11)            --            (137)
  Equity in subsidiaries, net of
     taxes...........................    171       203              --           (374)             --
  Minority interest..................     --        --              (1)            --              (1)
  Other, net.........................     --        --               6             --               6
                                        ----      ----          ------          -----          ------
                                          96       152              (6)          (374)           (132)
                                        ----      ----          ------          -----          ------
Income before income taxes...........     96       152             338           (374)            212
Provision for (benefit from) income
  taxes..............................    (28)      (19)            136             --              89
                                        ----      ----          ------          -----          ------
Income before extraordinary item and
  cumulative effect of change in
  accounting principle...............    124       171             202           (374)            123
Extraordinary item...................     --        --              (1)            --              (1)
Cumulative effect of change in
  accounting principle...............     --        --               2             --               2
                                        ----      ----          ------          -----          ------
Net income...........................   $124      $171          $  203          $(374)         $  124
                                        ====      ====          ======          =====          ======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 2002
                                  (UNAUDITED)

                                                 PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATION
                                                 ------   ---------   --------------   ------------   -------------
Cash flows from operating activities:
  Net income...................................  $ 138      $ 173         $ 199           $(372)          $ 138
  Equity in earnings of subsidiaries, net of
    taxes......................................   (173)      (199)           --             372              --
  Other adjustments and charges................      6          8           284              --             298
                                                 -----      -----         -----           -----           -----
Net cash provided by (used in) operating
  activities...................................    (29)       (18)          483              --             436
                                                 -----      -----         -----           -----           -----
Cash flows from investing activities:
  Acquisitions of businesses, net of cash
    acquired...................................     --         --           (48)             --             (48)
  Capital expenditures.........................     --         --          (180)             --            (180)
  Proceeds from divestitures of businesses, net
    of cash divested, and other sales of
    assets.....................................     --         --            37              --              37
  Other........................................     --         --            60              --              60
                                                 -----      -----         -----           -----           -----
Net cash used in investing activities..........     --         --          (131)             --            (131)
                                                 -----      -----         -----           -----           -----
Cash flows from financing activities:
  New borrowings...............................     --         --            --              --              --
  Debt repayments..............................   (427)        --           (12)             --            (439)
  Stock repurchases............................   (300)        --            --              --            (300)
  Exercise of common stock options and
    warrants...................................     10         --            --              --              10
  (Increase) decrease in intercompany and
    investments, net...........................    308         18          (326)             --              --
                                                 -----      -----         -----           -----           -----
Net cash provided by (used in) financing
  activities...................................   (409)        18          (338)             --            (729)
                                                 -----      -----         -----           -----           -----
Increase (decrease) in cash and cash
  equivalents..................................   (438)        --            14              --            (424)
Cash and cash equivalents at beginning of
  period.......................................    757         --           (27)             --             730
                                                 -----      -----         -----           -----           -----
Cash and cash equivalents at end of period.....  $ 319      $  --         $ (13)          $  --           $ 306
                                                 =====      =====         =====           =====           =====

                       THREE MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)

Cash flows from operating activities:
  Net income...................................  $ 124      $ 171         $ 203           $(374)          $ 124
  Equity in earnings of subsidiaries, net of
    taxes......................................   (171)      (203)           --             374              --
  Other adjustments and charges................     16         19           241              --             276
                                                 -----      -----         -----           -----           -----
Net cash provided by (used in) operating
  activities...................................    (31)       (13)          444              --             400
                                                 -----      -----         -----           -----           -----
Cash flows from investing activities:
  Acquisitions of businesses, net of cash
    acquired...................................     --         --           (22)             --             (22)
  Capital expenditures.........................     --         --          (144)             --            (144)
  Proceeds from divestitures of businesses, net
    of cash divested, and other sales of
    assets.....................................     --         --             6              --               6
  Other........................................     --         --            56              --              56
                                                 -----      -----         -----           -----           -----
Net cash used in investing activities..........     --         --          (104)             --            (104)
                                                 -----      -----         -----           -----           -----
Cash flows from financing activities:
  New borrowings...............................    594         --           359              --             953
  Debt repayments..............................   (120)        --          (354)             --            (474)
  Exercise of common stock options and
    warrants...................................     18         --            --              --              18
  (Increase) decrease in intercompany and
    investments, net...........................    307         (1)         (306)             --              --
                                                 -----      -----         -----           -----           -----
Net cash provided by (used in) financing
  activities...................................    799         (1)         (301)             --             497
                                                 -----      -----         -----           -----           -----
Increase (decrease) in cash and cash
  equivalents..................................    768        (14)           39              --             793
Cash and cash equivalents at beginning of
  period.......................................    174         14           (94)             --              94
                                                 -----      -----         -----           -----           -----
Cash and cash equivalents at end of period.....  $ 942      $  --         $ (55)          $  --           $ 887
                                                 =====      =====         =====           =====           =====

                             WASTE MANAGEMENT, INC.

12.  NEW ACCOUNTING PRONOUNCEMENTS

  SFAS NO. 141 AND SFAS NO. 142

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill that arose from business combinations after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 required the continuation of the amortization of goodwill and all intangible assets through December 31, 2001. The amortization of existing goodwill ceased on January 1, 2002. SFAS No. 142 requires a two-step impairment approach for goodwill. Companies must first determine whether goodwill is impaired and if so, they must value that impairment based on the amount by which the book value exceeds the estimated fair value. Companies have six months from the date they initially apply SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new accounting pronouncement must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill must be tested for impairment annually and impairment losses must be presented in the operating section of the income statement unless they are associated with a discontinued operation. In those cases, any impairment losses will be included, net of tax, within the results of discontinued operations.

     In accordance with the Company's adoption of SFAS No. 141, the Company utilizes the purchase method of accounting for their business combinations. In accordance with the Company's adoption of SFAS No. 142, the Company has not amortized goodwill from any acquisitions that occurred after June 30, 2001. The Company has no intangible assets, other than goodwill, that have ceased being amortized upon adoption of SFAS No. 142.

     Adopting SFAS No. 141 required the Company to write-off net negative goodwill of approximately $2, which was recorded as a credit to cumulative effect of change in accounting principle in the first quarter of 2002. In accordance with SFAS No. 142, goodwill is required to be tested for impairment at the reporting unit, which is defined as a company's operating segment or one level below the operating segment. For the purposes of applying SFAS No. 142, the Company has defined its reporting units to be its six individual NASW Groups and its NASW recycling operations that are not included in any of its NASW Groups. The Company incurred no impairment of goodwill upon the initial adoption of SFAS No. 142. There can be no assurance that goodwill will not be impaired at any time subsequent to the adoption of SFAS No. 142.

                             WASTE MANAGEMENT, INC.

     The following schedule reflects the three months ended March 31, 2001 adjusted net income (excluding goodwill and negative goodwill amortization) as compared to the results of operations for the three months ended March 31, 2002.

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Reported net income.........................................  $ 138    $ 124
Add back: goodwill amortization, net of taxes...............     --       31
                                                              -----    -----
Adjusted net income.........................................  $ 138    $ 155
                                                              =====    =====
BASIC EARNINGS PER COMMON SHARE:
Reported net income.........................................  $0.22    $0.20
Goodwill amortization, net of taxes.........................     --     0.05
                                                              -----    -----
Adjusted net income.........................................  $0.22    $0.25
                                                              =====    =====
DILUTED EARNINGS PER COMMON SHARE:
Reported net income.........................................  $0.22    $0.20
Goodwill amortization, net of taxes.........................     --     0.05
                                                              -----    -----
Adjusted net income.........................................  $0.22    $0.25
                                                              =====    =====

     The Company's intangible assets as of March 31, 2002 were comprised of the following:

                                                                           LICENSES,
                                                               COVENANTS    PERMITS
                                                                NOT-TO-       AND
                                              CUSTOMER LISTS    COMPETE      OTHER     TOTAL
                                              --------------   ---------   ---------   -----
Intangible assets...........................       $125          $ 97         $18      $ 240
Less accumulated amortization...............        (65)          (53)         (6)      (124)
                                                   ----          ----         ---      -----
                                                   $ 60          $ 44         $12      $ 116
                                                   ====          ====         ===      =====

     Intangible assets are recorded at cost and amortized on a straight-line basis. Customer lists are generally amortized over five to seven years. Covenants not-to-compete are amortized over the term of the agreement, which is generally three to five years. Licenses, permits and other intangible assets are amortized over the definitive terms of the related agreement or the Company's estimate of the useful life if there are no definitive terms. The estimated intangible asset amortization expense for the five years following 2001 is as follows:

2002   2003   2004   2005   2006
----   ----   ----   ----   ----
$34    $30    $22    $13     $7

     As of March 31, 2002, the amount of goodwill attributable to the Company's WTI operations was approximately $778. The remaining goodwill balance of approximately $4,231 was attributable to the Company's other NASW operations.

  SFAS NO. 143

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. Under this Statement, the amount initially recognized as an asset retirement obligation is measured at fair value. The recognized asset retirement cost is

                             WASTE MANAGEMENT, INC.

capitalized as part of the cost of the asset and is depreciated over the useful life of the asset. The Company expects to adopt SFAS No. 143 beginning January 1, 2003 and to record a cumulative effect of a change in accounting principle.

     SFAS No. 143 will impact the Company's accounting for its landfill operations. Costs associated with future capping activities that occur during the operating life of a landfill, which are currently recognized on an undiscounted basis over the operating life of the landfill as airspace is consumed, will be accounted for as an asset retirement obligation under SFAS No. 143, on a discounted basis. The Company expects to recognize landfill retirement obligations, which relate to capping, other closure activities and post-closure, over the operating life of a landfill as landfill airspace is consumed and the obligation is incurred. These obligations will be initially measured at estimated fair value. Fair value will be measured on a present value basis, using a credit-adjusted, risk-free rate, which will be a higher rate than the risk-free rate the Company currently utilizes for discounting its final closure and post-closure obligations. Interest will be accreted on landfill retirement obligations using the effective interest method. Landfill retirement costs, which will be capitalized as part of the landfill asset, will be amortized using the Company's existing landfill accounting practices. The Company has begun to address which of its other assets could be affected by the provisions of SFAS No. 143. Though progress is being made, the Company's management has not yet determined the pro forma, cumulative or future effects of the adoption of SFAS No. 143 on its results of operations or financial position. Management believes that adoption of SFAS No. 143 will have no effect on the Company's cash flow.

  SFAS NO. 144

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes Statement of Financial Accounting Standards No. 121. SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate a Company's own assumptions about its use of the asset (group) and must factor in all available evidence. The Company adopted SFAS No. 144 on January 1, 2002. Upon initial application of this Statement, certain previously held-for-sale operations did not meet SFAS No. 144 criteria to be held-for-sale because their anticipated sale is in 2003. However, under the transition provisions of SFAS No. 144, the Company has until December 31, 2002 to either sell these assets or meet the new held-for-sale criteria to avoid reclassifying the assets to held-for-use.

  SFAS NO. 145

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but the Company may adopt the provisions of SFAS No. 145 prior to this date. Upon the adoption of SFAS No. 145, the Company will reclassify its prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, the Company will report gains and losses on the extinguishment of debt in pre-tax earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     When we make statements containing projections about our accounting and finances, about our plans and objectives for the future, about our future economic performance or containing any other projections or estimates about our assumptions relating to these types of statements, we are making forward-looking statements. The statements usually relate to future events and anticipated revenues, earnings or other aspects of our operations or operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. You should view such statements with caution. These statements are not guarantees of future performance or events. All phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. Additionally, the Company assumes no obligation to update any forward-looking statements as a result of future events or developments.

     Outlined below are some of the risks that the Company faces and that could affect our business and financial statements for the remainder of 2002 and beyond. However, they are not the only risks that the Company faces. There may be additional risks that we do not presently know or that we currently believe are immaterial which could also impair our business.

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

     - the effect that price fluctuations on commodity prices may have on our operating revenues;

     - the outcome of litigation or investigations;

     - the effect competition in our industry could have on our ability to maintain margins, including uncertainty relating to competition with governmental sources that enjoy competitive advantages from tax-exempt financing and tax revenue subsidies;

     - our ability to successfully implement our new organization plan, improve the productivity of acquired operations and use our asset base and strategic position to operate more efficiently;

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

     - the effects of general economic conditions, including the ability of insurers to fully or timely meet their contractual commitments;

     - possible defaults under our credit agreements if cash flows are less than we expect or capital expenditures are more than we expect, and the possibility that we can not obtain additional capital on acceptable terms if needed;

     - possible errors or problems with our recently deployed new enterprise-wide software systems;

     - the outcome of the hearing that the court will hold regarding whether the derivative lawsuit settlement we announced on November 7, 2001 is fair, reasonable and adequate;

     - whether, there will be any appeals to the approval of the class action lawsuit settlement or to the derivative settlement, if approved; and

     - the number of objectors to the derivative settlement.

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

     In addition to these North America solid waste ("NASW") operations, we previously reported additional operations, including our WM International and Non-Solid Waste segments. All of our WM International operations and most of our Non-Solid Waste operations were sold in 2000 and 2001. Beginning in 2001, we reported our NASW operations and a segment called "Other," which was comprised of our remaining non-core operations, which included our geosynthetic manufacturing and installation services. The geosynthetic manufacturing and installation services were sold in February 2002. In the third quarter of 2001, we reclassified all but one of our independent power production plants ("IPPs") from held-for-sale to held-for-use. In 2002, we reclassified our IPPs from the "Other" reportable segment to the Wheelabrator Technologies Inc. ("WTI") segment.

  CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

     In preparing our financial statements, we make several estimates and assumptions that affect our reported amounts of assets and liabilities and revenues and expenses. However, the most difficult, subjective and complex estimates, and the assumptions that deal with the greatest amount of uncertainty, are related to our accounting for landfills and environmental liabilities.

     Landfill Airspace Amortization and Final Closure/Post-Closure Costs -- We expense amounts for landfill airspace usage and landfill final closure and post-closure costs for each ton of waste accepted for disposal at our landfills. In determining the amount to expense for each ton of waste accepted, we estimate the total cost to develop each landfill site to its final capacity and the total final closure and post-closure costs for each landfill site. Our engineers also estimate the tonnage capacity of the landfill. The expense for each ton is then calculated based on the total costs remaining and the total remaining tonnage capacity. Estimates for projected landfill site costs and for final closure and post-closure costs are developed using input from the Company's engineers and accountants and are reviewed by management, typically at least once per year. The estimates for landfill final closure and post-closure costs also consider when the costs would actually be paid and factor in, where appropriate, inflation and discount rates.

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

     Additionally, to include airspace associated with an expansion effort, the expansion permit application must generally be expected to be submitted within one year, and the expansion permit must be expected to be received within two to five years. Exceptions to these criteria must be approved through a landfill-specific approval process that includes the approval from the Chief Financial Officer and a review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 105 landfill sites with expansions at March 31, 2002, 25 landfill locations required the Chief Financial Officer to approve an exception to the criteria. Approximately two-thirds of these exceptions were due to legal or community issues that could impede the expansion process, while the remaining were primarily due to permit application processes beyond the one-year limit, which in most cases were due to state-specific permitting procedures.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     The following table presents, for the periods indicated, the period to period change in dollars (in millions) and percentages for the respective consolidated statements of operations line items.

                                                              PERIOD TO PERIOD
                                                               CHANGE FOR THE
                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                               2002 AND 2001
                                                              ----------------
STATEMENT OF OPERATIONS:
Operating revenues..........................................  $(110)     (4.0)%
                                                              -----
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................    (81)     (4.9)
  Selling, general and administrative.......................     (2)     (0.5)
  Depreciation and amortization.............................    (41)    (12.2)
  Restructuring.............................................     37       N/A
  Asset impairments and unusual items.......................    (11)   (220.0)
                                                              -----
                                                                (98)     (4.1)
                                                              -----
Income from operations......................................    (12)     (3.5)
                                                              -----
Other income (expense):
  Interest expense..........................................     38      24.7
  Interest and other income, net............................    (17)    (73.9)
  Minority interest.........................................     --        --
                                                              -----
                                                                 21      15.9
                                                              -----
Income before income taxes..................................      9       4.2
Provision for income taxes..................................     (5)     (5.6)
                                                              -----
Income before extraordinary items and cumulative effect of
  changes in accounting principle...........................  $  14      11.3%
                                                              =====

     The following table presents, for the periods indicated, the percentage relationship that the respective consolidated statements of operations line items bear to operating revenues:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
STATEMENT OF OPERATIONS:
Operating revenues..........................................  100.0%   100.0%
                                                              -----    -----
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................   60.0     60.5
  Selling, general and administrative.......................   14.8     14.3
  Depreciation and amortization.............................   11.3     12.3
  Restructuring.............................................    1.4       --
  Asset impairments and unusual items.......................   (0.2)     0.2
                                                              -----    -----
                                                               87.3     87.3
                                                              -----    -----
Income from operations......................................   12.7     12.7
                                                              -----    -----
Other income (expense):
  Interest expense..........................................   (4.4)    (5.7)
  Interest and other income, net............................    0.2      0.8
  Minority interest.........................................     --       --
                                                              -----    -----
                                                               (4.2)    (4.9)
                                                              -----    -----
Income before income taxes..................................    8.5      7.8
Provision for income taxes..................................    3.2      3.3
                                                              -----    -----
Income before extraordinary items and cumulative effect of
  changes in accounting principle...........................    5.3%     4.5%
                                                              =====    =====

  OPERATING REVENUES

     For the three months ended March 31, 2002, our operating revenues decreased $110 million, or 4.0%, as compared to the first quarter of 2001. Of this amount, $84 million was attributable to lower operating revenues from our NASW operations and the remainder was primarily due to divestitures of non-NASW operations.

     Our NASW operating revenues generally come from fees charged for our collection, disposal, and transfer station services. A portion of the fees we charge to our customers for collection services is billed in advance; a liability for future service is recorded upon receipt of payment and operating revenues are recognized as services are actually provided. Revenues from our disposal operations consist of tipping fees charged to third parties based on volume of waste being disposed of at our disposal facilities and are normally billed monthly or semi-monthly. Fees charged at transfer stations are based on the volume of waste deposited, taking into account our cost of loading, transporting, and disposing of the solid waste at a disposal site. Intercompany revenues between our operations have been eliminated in the consolidated financial statements.

     The mix of NASW operating revenues for the three months ended March 31, 2002 and 2001 is reflected in the table below. The presentation of prior period operating revenues has been conformed to the current period presentation:

                                    [CHART]

                                                    2002       2001
                                                   -------    -------
Collection                                         $1,823     $1,854
Landfill                                           $  595     $  626
Transfer                                           $  316     $  328
WTI (waste-to-energy and IPPs)                     $  182     $  195
Recycling and other                                $  134     $  147
Intercompany                                       $ (449)    $ (465)
Total                                              $2,601     $2,685

     We experienced negative internal growth of $95 million, or 3.6%, during the first quarter of 2002 as compared to the prior year. The most significant factor causing the negative internal growth was an $88 million, or 3.3%, decline in revenue associated with reduced volumes. We believe the volume declines are primarily due to the continued slowing of the economy throughout North America, which has particularly affected volumes in the higher margin commercial and industrial collection operations as well as in our landfill operations. We also experienced a period to period price decline of $7 million, or 0.3%. Negatively affecting our pricing was recycling commodity price declines of $20 million, declines in electricity pricing of $15 million and reductions in our fuel surcharge revenue of $16 million. However, we substantially offset these price declines with price increases of $44 million, or 1.6%, throughout the remainder of our NASW operations.

     Offsetting this negative internal growth was an increase in revenues of $18 million due to acquisitions of NASW business during 2002 and the full year effect of such acquisitions which were completed in 2001. We also experienced a decrease in revenue of $7 million due to divestitures of NASW operations and other business factors including the foreign currency fluctuations with the Canadian dollar.

  OPERATING COSTS AND EXPENSES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

     Our operating costs and expenses include direct and indirect labor and related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, tipping fees paid to third party disposal facilities and transfer stations, and accruals for future landfill final closure and post-closure costs and environmental remediation. Certain direct landfill development expenditures are capitalized and amortized over the estimated useful life of a site as capacity is consumed, and include acquisition, engineering, grading, construction, capitalized interest, and permitting costs. All indirect expenses, such as administrative salaries and general corporate overhead, are expensed in the period incurred.

     Operating costs and expenses decreased $81 million, or 4.9%, in the first quarter of 2002, as compared to the first quarter of 2001 primarily because of the reductions in waste volumes caused by the slowing economy in North America. As a percentage of operating revenues, operating costs and expenses decreased from 60.5% in the first quarter of 2001 to 60.0% in the first quarter of 2002. Operating costs and expenses as a percentage of operating revenues have decreased slightly due to our implementation of cost cutting initiatives and the restructuring of our field based operations to be more efficient.

  SELLING, GENERAL AND ADMINISTRATIVE

     Our selling, general and administrative expenses include management salaries, clerical and administrative costs, professional services, facility rentals, provision for doubtful accounts, related insurance costs and costs related to our marketing and sales force.

     Selling, general and administrative expenses were substantially consistent in the first quarter of 2002 as compared to the first quarter of 2001. However, as a percentage of operating revenues, our selling, general and administrative expenses increased to 14.8% from 14.3% for the three months ended March 31, 2002 and 2001, respectively. This increase in expense as a percentage of revenues is primarily attributable to the lower operating revenues already described without a corresponding reduction in selling, general and administrative expenses. However, we have initiated several cost cutting measures and have restructured our field based operations and believe that these measures will lower these expenses as a percentage of operating revenues in future periods.

  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization includes (i) amortization of intangible assets on a straight-line basis from 3 to 40 years; (ii) depreciation of property and equipment on a straight-line basis from 3 to 50 years; and (iii) amortization of landfill costs on a units-of-consumption method as landfill airspace is consumed over the estimated remaining capacity of a site. In 2001, depreciation and amortization expense also included the amortization of goodwill on a straight-line basis over a period of 40 years or less, commencing on the dates of the respective acquisition.

     Depreciation and amortization expense decreased $41 million, or 12.2%, for the first quarter of 2002 as compared to the first quarter of 2001. As a percentage of operating revenues, depreciation and amortization expense was 11.3% and 12.3% for the quarters ended March 31, 2002 and 2001, respectively. The decrease in depreciation and amortization expense is primarily attributable to our adoption of the Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142"), which required that the amortization of all goodwill cease on January 1, 2002. Goodwill amortization for the three months ended March 31, 2001 was $39 million, or 1.5% of operating revenues. Excluding the effect of goodwill amortization expense in 2001, depreciation and amortization expense as a percentage of revenues increased 0.4% from the first quarter of 2001 to the first quarter of 2002. Higher depreciation expense was recorded in the first quarter of 2002 primarily due to significant truck purchases in the last half of 2001. This was substantially offset by lower landfill airspace amortization expense recorded in the first quarter of 2002 from reduced tonnage accepted at our landfills as compared to the first quarter of 2001.

  RESTRUCTURING

     In the first quarter of 2002, we adopted a new organizational structure that better aligns collection, transport, recycling and disposal resources with market areas. We believe the new structure will yield a number of benefits, among them clearer accountability and responsibility for business performance and profitability in specific markets; simplification of structure; cost savings through consolidation of duplicate administrative and other support functions; improved utilization of operating assets; and better customer responsiveness.

     The new organizational structure does not affect our WTI or Canadian Waste Services ("CWS") operations. Our remaining operations were restructured to reduce the number of field layers of management from four to three and the number of field layers that have administrative and functional staff from four to two. The new structure refocuses our approximately 1,200 sites into 85 newly established Market Areas. The sites include waste collection depots, transfer stations, landfills and recycling facilities. These Market Areas are responsible for the sales and marketing of the Company's services and for directing the delivery of service by operating units. The Market Area is also the profit center, and the districts, all of which used to be profit centers, became cost centers. Each large Market Area is headed by a Vice President and the others are headed by a General Manager. The Market Areas consolidate financial reporting and provide a range of assistance in the areas of finance and accounting, procurement, people, market planning and development, fleet services, recycling, legal services, engineering, regulatory compliance, safety and public affairs. They all report to one of four Groups that divide the United States geographically, and which were formerly known as our "Areas." WTI and CWS, the fifth and sixth Areas under the previous structure, continue as the fifth and sixth Groups under the new structure.

     In March 2002, we recorded a $37 million pre-tax charge for costs associated with the implementation of the new structure, including $34 million for employee severance and benefit costs and $3 million related to abandoned operating lease agreements. Approximately 1,800 field-level administrative and operational positions were eliminated by this reorganization. The former employees will receive scheduled severance payments during 2002, and in some cases, into 2003. During March 2002, we made payments of $3 million for employee severance and benefits and for abandoned leases.

     We expect to incur an additional $8 million of restructuring expenses throughout the remainder of 2002 related to the relocation of employees and the consolidation of facilities to support the new organizational structure. This $8 million in additional costs will be recognized as restructuring expenses when incurred.

  ASSET IMPAIRMENTS AND UNUSUAL ITEMS

     During the first quarter of 2002, we recorded a net credit to asset impairments and unusual items, primarily due to a reversal of a loss contract reserve of approximately $4 million and adjustments of $5 million for revisions of estimated losses on assets held-for-sale. These amounts were partially offset by asset impairment charges primarily relating to our 2002 restructuring efforts.

     In the first quarter of 2001, asset impairments and unusual items were primarily attributable to our divestiture activities, offset in part by a reversal of a loss contract reserve that was determined to be excessive after a favorable renegotiation of that specific contract.

  INTEREST EXPENSE

     Interest expense decreased by $38 million in the first quarter of 2002, as compared to the first quarter of 2001. Approximately $13 million of this decrease is due to the decrease in our overall indebtedness. In addition, interest rate swap contracts reduced interest expense by $20 million and $1 million for the three months ended March 31, 2002 and 2001, respectively. The remaining decrease in interest expense between the first quarter of 2002 and 2001 is primarily due to the refinancing of debt instruments throughout 2001 and into 2002 at lower rates.

  PROVISION FOR INCOME TAXES

     We recorded a provision for income taxes of $84 million and $89 million for the three months ended March 31, 2002 and 2001, respectively. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2002 is primarily due to state and local income taxes . For the three months ended March 31, 2001, the difference is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles and non-deductible costs associated with the impairment and divestiture of certain businesses.

  EXTRAORDINARY ITEMS

     During the first quarter of 2002, we refinanced approximately $49 million of fixed-rate tax exempt bonds maturing in 2011 with variable-rate tax exempt bonds maturing in 2022. As a result, we incurred prepayment penalties and other fees for a total charge, net of tax benefit, of approximately $1 million.

     In the first quarter of 2001, the Company, working with local governmental authorities, refinanced $339 million of fixed-rate tax-exempt bonds maturing through 2008 with $326 million of variable-rate tax-exempt bonds maturing through 2011 and $17 million of fixed-rate bonds that matured in 2001. We recorded a net extraordinary loss for the remaining unamortized premium and issuance costs related to the retired debt.

  CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLE

     As a result of adopting Statement of Financial Accounting Standards ("SFAS") No. 141, "Accounting for Business Combinations," on January 1, 2002, we were required to write-off amounts of negative goodwill that had been recorded in prior periods through purchase accounting. The aggregate amount of negative goodwill was $2 million and was recorded as a credit to cumulative effect of change in accounting principle in the first quarter of 2002.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, became effective for the Company as of January 1, 2001. Adoption of SFAS 133, as amended, resulted in a gain, net of tax, of approximately $2 million in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company operates in a capital intensive business and continuing access to various financing sources is vital to our operations. In the past, we have been successful in obtaining financing from a variety of sources on terms we consider attractive. Based on several key factors we believe are considered by credit rating agencies and financial markets to be important in determining our future access to financing, we expect to continue to maintain access to capital sources in the future. These factors include:

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

     Our strategy is to meet our capital needs and contractual obligations first from internally generated funds. Historically, we have also, when appropriate, obtained financing from issuing debt and common stock. We currently expect to spend approximately $1.1 billion for capital expenditures and approximately $200 million for the purchases of businesses during the final three quarters of 2002.

     The following is a summary of our cash balances and cash flows for the three months ended March 31, 2002 and 2001 (in millions):

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Cash and cash equivalents at the end of the period..........  $ 306   $ 887
                                                              =====   =====
Cash provided by operating activities.......................  $ 436   $ 400
                                                              =====   =====
Cash used in investing activities...........................  $(131)  $(104)
                                                              =====   =====
Cash provided by (used in) financing activities.............  $(729)  $ 497
                                                              =====   =====

     For the quarter ended March 31, 2002, we spent $180 million for capital expenditures and $48 million for acquisitions of businesses, as well as $439 million for net debt reductions and $300 million for common stock repurchases. We funded these cash expenditures primarily with cash flows from operations and cash on hand at the beginning of 2002.

     For the quarter ended March 31, 2001, cash flows from operations of approximately $400 million was negatively impacted by a use of cash to fund working capital of approximately $122 million. Included in our investing activities for this period were capital expenditures of $144 million and acquisitions of businesses of $22 million, offset in part by proceeds from sales of assets and other investing activities. Net cash provided by financing activities were primarily attributable to a debt offering of $600 million in the first quarter of 2001 completed to retire senior notes maturing in the second quarter of 2002.

     The following summary of free cash flows has been prepared to highlight and facilitate understanding of the primary cash flow elements. It is not intended to replace the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001, which were prepared in accordance with generally accepted accounting principles. Adjusted free cash flow in the table below, which is not a measure of financial performance in accordance with generally accepted accounting principles, is defined as cash flows from operations less capital expenditures and then adjusted for certain cash flow activity that the Company considers as unusual for the respective periods.

     The analysis of free cash flows for the three months ended March 31, 2002 and 2001 is as follows (in millions):

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
EBITDA(a)...................................................  $ 657    $ 684
Interest paid...............................................    (93)    (128)
Taxes paid..................................................    (18)     (11)
Change in assets and liabilities, net of effects of
  acquisitions and divestitures, and other..................   (110)    (145)
                                                              -----    -----
Net cash provided by operating activities...................    436      400
Capital expenditures........................................   (180)    (144)
                                                              -----    -----
Free cash flow..............................................    256      256
Adjustments:
  Payments for terminating the WM Holdings' defined benefit
     pension plan...........................................     --       13
  Accounting and consulting services........................     --       39
  Litigation settlements....................................     --        7
  Other.....................................................     --       (6)
                                                              -----    -----
Adjusted free cash flow.....................................  $ 256    $ 309
                                                              =====    =====

---------------

(a) EBITDA is defined herein as income from operations excluding depreciation and amortization, asset impairments and unusual items, and restructuring related expenses. EBITDA is not a measure of financial performance under generally accepted accounting principles, but we have provided it here because we understand that such information is used by certain investors when analyzing the Company's financial position and performance.

     We have a $750 million syndicated line of credit (the "Line of Credit") and a $1.75 billion syndicated revolving credit facility (the "Revolver") with no balances outstanding as of December 31, 2001 or March 31, 2002. The Line of Credit requires annual renewal by the lender, and if it is not renewed, we have the option of converting the balance outstanding, if any, as of June 28, 2002 into a one-year term loan. The Revolver matures in June 2006. As of March 31, 2002, we had letters of credit in the aggregate amount of approximately $1.6 billion, (of which approximately $1.5 billion are issued under our Revolver), that generally have terms allowing automatic renewal after a year. At March 31, 2002 and May 3, 2002, we had unused and available credit capacity under the bank credit facilities of approximately $988 million and approximately $1.0 billion, respectively.

     We have $300 million of 6.625% senior notes due July 15, 2002, $285.7 million of 7.7% senior notes due October 1, 2002 and $350 million of 6.5% senior notes due December 15, 2002. We have classified these borrowings as long-term at March 31, 2002 based upon our ability to use our Line of Credit and/or Revolver, which are both considered long-term facilities, to refinance these borrowings. We intend to pursue other sources of long-term financing to refinance these borrowings; however, in the event other sources of long-term financing are not available, we have the intent and ability to use our Line of Credit and/or Revolver to refinance these borrowings.

     We manage our debt portfolio by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. At March 31, 2002 and December 31, 2001, we had interest rate swap contracts with a notional amount of approximately $1.8 billion. The significant terms of the interest rate contracts and the underlying debt instrument are identical. Accordingly, changes in fair value of these interest rate contracts are deferred and recognized as an adjustment to interest expense over the life of the interest rate contract. At March 31, 2002 and December 31, 2001, the net negative fair value of these derivatives was approximately $16 million and $2 million, respectively. In addition, approximately $41 million and $60 million is included in the senior notes and debentures classification as of March 31, 2002 and December 31, 2001, respectively, which primarily consists of the remaining unamortized accumulated adjustment of interest rate swaps terminated in 2001. Approximately $2 million is included in the tax-exempt and project bonds at both March 31, 2002 and December 31, 2001, respectively, for swaps which were terminated in 2001. For the quarters ended March 31, 2002 and 2001, interest rate contracts reduced interest expense by $20 million and $1 million, respectively.

     In November 2001, we announced that we had entered into an agreement to settle the class action lawsuits filed against us in July 1999 alleging violations of the federal securities laws by payment of $457 million to the class. We expect our net cash outflow, after considering insurance, tax deductions and related settlement costs, to be approximately $230 to $240 million. The settlement will most likely be paid in the second or third quarter of 2002, with a minimal level of additional borrowing necessary to fund the settlement.

     In February 2002, we announced that our Board of Directors had approved a stock buy back program. Under the program, we will buy back up to one billion dollars of our common stock each year for the foreseeable future. The purchase will be made in open market purchases or privately negotiated transactions primarily using cash flows from operations.

     In March 2002, we entered into an accelerated stock repurchase master agreement to facilitate the repurchase of our shares of common stock. Pursuant to the agreement, we may from time to time enter into transactions to purchase shares of our common stock from the counterparty for a notional amount equal to the fair market value of the shares on the date that we elect to purchase. Six months from the date of purchase, we and the counterparty will enter into a settlement pursuant to which, if the weighted average daily market prices for the stock during such six month period (other than certain days during which the Company is entitled to purchase in the market) times the number of shares initially purchased is greater than the notional amount, we will pay the counterparty the difference. If the average daily market price for the valuation period times the number of shares initially purchased is less than the notional amount, the counterparty will pay us the difference. We have the option of paying our settlement amount, if any, in shares of our common stock or with cash.

     We entered into our first transaction to purchase stock under the agreement in March, purchasing approximately 10.9 million shares at $27.46 per share for a total of approximately $300 million. We accounted for the initial payment as a purchase of treasury stock and have classified the future settlement with the counterparty as an equity instrument. Under the agreement, the number of shares to be issued by us, if we were required to pay the counterparty and elected to net settle in shares, is capped at ten million shares. The settlement will not occur until September 2002, and therefore, we are unable at this time to predict the number of shares, if any, we would have to issue out of our treasury were we to elect that payment option.

     Based on our stock price at the end of the first quarter of 2002, we would receive approximately $8 million in cash from the counterparty to settle the contracts. However, for every one dollar of change in the average price of our common stock during the valuation period, the settlement amount would change by $10.9 million.

SPECIAL PURPOSE ENTITIES

     On June 30, 2000, two limited liability companies ("LLCs") were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we operate under an agreement with the owner. John Hancock Life Insurance Company ("Hancock") has a 99.5% ownership in one of the LLCs. The second LLC is 99.5% collectively owned by Hancock and the CIT Group ("CIT"). We have a 0.5% interest in both LLCs. Hancock and CIT made an initial investment of approximately $167 million in the LLCs. The LLCs used these proceeds to purchase the three waste-to-energy facilities that we operate and assumed the seller's indebtedness related to these facilities. Under the LLC agreements the LLCs shall be dissolved upon the occurrence of any of the following events: (i) a written decision of all the members of the LLCs to dissolve the LLCs, (ii) December 31, 2063, (iii) the entry of a decree of judicial dissolution under the Delaware Limited Liability Company Act, or (iv) the LLCs cease to own any interest in these waste-to-energy facilities. Additionally, income, losses and cash flows are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, the amounts will be allocated 20% to Hancock and CIT and 80% to us. We do not expect Hancock and CIT to achieve the targeted returns in 2002. We account for the underlying leases as operating leases. As of March 31, 2002, the remaining aggregate lease commitments are $394 million related to these waste-to-energy facilities.

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

     We are the manager of the LLCs but there are significant limitations on the powers of the manager under the LLC agreements. Accordingly, we account for our interest in the LLCs under the equity method of accounting. These investments have a carrying value of approximately $1 million at both March 31, 2002 and December 31, 2001. If we were required to consolidate the LLCs, we would record approximately $422 million in assets, and $209 million of debt as of March 31, 2002. The remaining balance that would be recorded would primarily be minority interest. There would be no material net impact to our results of operations if we consolidated the LLCs instead of accounting for them under the equity method.

SEASONALITY AND INFLATION

     Our operating revenues tend to be somewhat lower in the winter months, primarily due to the lower volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to decrease during the winter months. Our first and fourth quarter results of operations typically reflect this seasonality. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of our operations.

     We believe that inflation has not had, and is not expected to have, any material adverse effect on the results of operations in the near future.

NEW ACCOUNTING PRONOUNCEMENTS

  SFAS NO. 141 AND SFAS NO. 142

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, and Statement of Financial Accounting Standards No. 142. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill that arose from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 required the continuation of the amortization of goodwill and all intangible assets through December 31, 2001. The amortization of existing goodwill ceased on January 1, 2002. SFAS No. 142 requires a two-step impairment approach for goodwill. Companies must first determine whether goodwill is impaired and if so, they must value that impairment based on the amount by which the book value exceeds the estimated fair value. Companies have six months from the date they initially apply SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new accounting pronouncement must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill must be tested for impairment annually and impairment losses must be presented in the operating section of the income statement unless they are associated with a discontinued operation. In those cases, any impairment losses will be included, net of tax, within the results of discontinued operations.

     In accordance with our adoption of SFAS No. 141, we will continue to use the purchase method of accounting for our business combinations. In accordance with our adoption of SFAS No. 142, we have not amortized goodwill from any acquisitions that occurred after June 30, 2001. We have no intangible assets, other than goodwill, that have ceased being amortized upon adoption of SFAS No. 142.

     Adopting SFAS No. 141 required us to write-off net negative goodwill of approximately $2 million, which was recorded as a credit to cumulative effect of change in accounting principle in the first quarter of 2002. In accordance with SFAS No. 142, goodwill is required to be tested for impairment at the reporting unit, which is defined as a company's operating segment or one level below the operating segment. For the purposes of applying SFAS No. 142, we have defined our reporting units to be our six individual NASW Groups and our NASW recycling operations that are not included in any of our NASW Groups. We incurred no impairment of goodwill upon the initial adoption of SFAS No. 142. There can be no assurance that goodwill will not be impaired at any time subsequent to the adoption of SFAS No. 142.

     The following schedule reflects the three months ended March 31, 2001 adjusted net income (excluding goodwill and negative goodwill amortization) as compared to the results of operations for the three months ended March 31, 2002 (in millions, except per share amounts).

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Reported net income.........................................  $ 138    $ 124
Add back: goodwill amortization, net of taxes...............     --       31
                                                              -----    -----
Adjusted net income.........................................  $ 138    $ 155
                                                              =====    =====
BASIC EARNINGS PER COMMON SHARE:
Reported net income.........................................  $0.22    $0.20
Goodwill amortization, net of taxes.........................     --     0.05
                                                              -----    -----
Adjusted net income.........................................  $0.22    $0.25
                                                              =====    =====
DILUTED EARNINGS PER COMMON SHARE:
Reported net income.........................................  $0.22    $0.20
Goodwill amortization, net of taxes.........................     --     0.05
                                                              -----    -----
Adjusted net income.........................................  $0.22    $0.25
                                                              =====    =====

     Our intangible assets as of March 31, 2002 were comprised of the following (in millions):

                                                              COVENANTS   LICENSES,
                                                               NOT-TO-     PERMITS
                                             CUSTOMER LISTS    COMPETE    AND OTHER   TOTAL
                                             --------------   ---------   ---------   -----
Intangible assets..........................       $125          $ 97         $18      $ 240
Less accumulated amortization..............        (65)          (53)         (6)      (124)
                                                  ----          ----         ---      -----
                                                  $ 60          $ 44         $12      $ 116
                                                  ====          ====         ===      =====

     Intangible assets are recorded at cost and amortized on a straight-line basis. Customer lists are generally amortized over five to seven years. Covenants not-to-compete are amortized over the term of the agreement, which is generally three to five years. Licenses, permits and other intangible assets are amortized over the definitive terms of the related agreement or the Company's estimate of the useful life if there are no definitive terms. The estimated intangible asset amortization expense for the five years following 2001 is as follows (in millions):

2002   2003   2004   2005   2006
----   ----   ----   ----   ----
$34    $30    $22    $13     $7

     As of March 31, 2002, the amount of goodwill attributable to our WTI operations was approximately $778 million. The remaining goodwill balance of approximately $4,231 million was attributable to our other NASW operations.

  SFAS NO. 143

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. Under this Statement, the amount initially recognized as an asset retirement obligation is measured at fair value. The recognized asset retirement cost is capitalized as part of the cost of the asset and is depreciated over the useful life of the asset. We expect to adopt SFAS No. 143 beginning January 1, 2003 and to record a cumulative effect of a change in accounting principle.

     SFAS No. 143 will impact our accounting for our landfill operations. Costs associated with future capping activities that occur during the operating life of a landfill, which are currently recognized on an undiscounted basis over the operating life of the landfill as airspace is consumed, will be accounted for as an asset retirement obligation under SFAS No. 143, on a discounted basis. We expect to recognize landfill retirement obligations, which relate to capping, other closure activities and post-closure, over the operating life of a landfill as landfill airspace is consumed and the obligation is incurred. These obligations will be initially measured at estimated fair value. Fair value will be measured on a present value basis, using a credit-adjusted, risk-free rate, which will be a higher rate than the risk-free rate the Company currently utilizes for discounting its final closure and post-closure obligations. Interest will be accreted on landfill retirement obligations using the effective interest method. Landfill retirement costs, which will be capitalized as part of the landfill asset, will be amortized using our existing landfill accounting practices. We have begun to address which of our other assets could be affected by the provisions of SFAS No. 143. Though progress is being made, our management has not yet determined the pro forma, cumulative or future effects of the adoption of SFAS No. 143 on its results of operations or financial position. Management believes that adoption of SFAS No. 143 will have no effect on our cash flow.

  SFAS NO. 144

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset ("SFAS No. 144"), which supersedes Statement of Financial Accounting Standards No. 121. SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. We adopted SFAS No. 144 on January 1, 2002. Upon initial application of this Statement, certain previously held-for-sale operations did not meet SFAS No. 144 criteria to be held-for-sale because their anticipated sale is in 2003. However, under the transition provisions of SFAS No. 144, the Company has until December 31, 2002 to either sell these assets or meet the new held-for-sale criteria to avoid reclassifying the assets to held-for-use.

  SFAS NO. 145

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but we may adopt the provisions of SFAS No. 145 prior to this date. Upon the adoption of SFAS No. 145, we will reclassify our prior period statements of operations to conform to the presentation required by SFAS No.
145. Under SFAS No. 145, the Company will report gains and losses on the extinguishment of debt in pre-tax earnings.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

     Information regarding our legal proceedings can be found under the "Litigation" section of Note 7, Commitments and Contingencies, to the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

EXHIBIT
NUMBER*                                 DESCRIPTION
-------                                 -----------
 10.1     --    Employment agreement dated May 6, 2002 between Waste
                Management, Inc. and David Steiner.
 12       --    Computation of Ratio of Earnings to Fixed Charges.

---------------

* In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.

     (b) Reports on Form 8-K:

     During the first quarter of 2002, the Company filed a Current Report on Form 8-K dated March 22, 2002 to announce its selection of Ernst & Young LLP as its independent auditor for 2002, replacing Arthur Andersen LLP.

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

                                          WASTE MANAGEMENT, INC.

                                          By:     /s/ ROBERT G. SIMPSON
                                            ------------------------------------
                                                     Robert G. Simpson
                                                     Vice President and
                                                  Chief Accounting Officer
                                               (Principal Accounting Officer)

Date: May 8, 2002

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER*                                 DESCRIPTION
-------                                 -----------
 10.1     --    Employment agreement dated May 6, 2002 between Waste
                Management, Inc. and David Steiner.
 12       --    Computation of Ratio of Earnings to Fixed Charges.

---------------

* In the case of incorporation by reference to documents filed under the Securities and Exchange Act of 1934, the Registrant's file number under that Act is 1-12154.