Form 10-Q
period 2002-06-30
WASTE MANAGEMENT INC
filed 2002-08-02
CIK 823768

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, of the registrant outstanding at July 31, 2002 was 611,658,364 (excluding treasury shares of 18,658,919).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                             WASTE MANAGEMENT, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN MILLIONS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $   720       $   730
  Accounts receivable, net of allowance for doubtful
     accounts of $64 and $73, respectively..................      1,482         1,355
  Notes and other receivables...............................        263           314
  Parts and supplies........................................         77            83
  Deferred income taxes.....................................        419           426
  Prepaid expenses and other................................        159           216
                                                                -------       -------
     Total current assets...................................      3,120         3,124
Property and equipment, net.................................     10,485        10,357
Goodwill....................................................      5,035         4,998
Other intangible assets, net................................        111           123
Other assets................................................      1,077           888
                                                                -------       -------
     Total assets...........................................    $19,828       $19,490
                                                                =======       =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   556       $   672
  Accrued liabilities.......................................      2,164         2,160
  Deferred revenues.........................................        398           374
  Current portion of long-term debt.........................        383           515
                                                                -------       -------
     Total current liabilities..............................      3,501         3,721
Long-term debt, less current portion........................      8,236         7,709
Deferred income taxes.......................................      1,263         1,127
Environmental liabilities...................................        873           825
Other liabilities...........................................        650           703
                                                                -------       -------
     Total liabilities......................................     14,523        14,085
                                                                -------       -------
Minority interest in subsidiaries...........................         15            13
                                                                -------       -------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 1,500,000,000 shares
     authorized; 630,329,583 and 630,331,591 shares issued,
     respectively...........................................          6             6
  Additional paid-in capital................................      4,521         4,523
  Retained earnings.........................................      1,412         1,057
  Accumulated other comprehensive loss......................       (140)         (148)
  Restricted stock unearned compensation....................         (1)           (2)
  Treasury stock at cost, 18,972,457 and 2,313,883 shares,
     respectively...........................................       (508)          (44)
                                                                -------       -------
     Total stockholders' equity.............................      5,290         5,392
                                                                -------       -------
     Total liabilities and stockholders' equity.............    $19,828       $19,490
                                                                =======       =======

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS       SIX MONTHS
                                                             ENDED JUNE 30,    ENDED JUNE 30,
                                                             ---------------   ---------------
                                                              2002     2001     2002     2001
                                                             ------   ------   ------   ------
Operating revenues.........................................  $2,825   $2,915   $5,434   $5,634
                                                             ------   ------   ------   ------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)..........................................   1,689    1,732    3,254    3,378
  Selling, general and administrative......................     359      398      746      787
  Depreciation and amortization............................     313      341      607      676
  Restructuring............................................      --       --       37       --
  Asset impairments and unusual items......................      --        3       (6)       8
                                                             ------   ------   ------   ------
                                                              2,361    2,474    4,638    4,849
                                                             ------   ------   ------   ------
Income from operations.....................................     464      441      796      785
                                                             ------   ------   ------   ------
Other income (expense):
  Interest expense.........................................    (116)    (147)    (232)    (301)
  Interest income..........................................       5       10        9       27
  Minority interest........................................      (2)      (2)      (3)      (3)
  Other income, net........................................       1        2        3        8
                                                             ------   ------   ------   ------
                                                               (112)    (137)    (223)    (269)
                                                             ------   ------   ------   ------
Income before income taxes.................................     352      304      573      516
Provision for income taxes.................................     135      113      219      202
                                                             ------   ------   ------   ------
Income before extraordinary item and cumulative effect of
  changes in accounting principle..........................     217      191      354      314
Extraordinary loss on early retirement of debt, net of
  income tax benefit of $1 in 2002 and 2001................      --       --       (1)      (1)
Cumulative effect of changes in accounting principle, net
  of income tax expense of $0 in 2002 and $2 in 2001.......      --       --        2        2
                                                             ------   ------   ------   ------
Net income.................................................  $  217   $  191   $  355   $  315
                                                             ======   ======   ======   ======
Basic earnings per common share:
  Income before extraordinary item and cumulative effect of
     changes in accounting principle.......................  $ 0.35   $ 0.31   $ 0.57   $ 0.50
  Extraordinary item.......................................      --       --       --       --
  Cumulative effect of changes in accounting principle.....      --       --       --       --
                                                             ------   ------   ------   ------
Net income.................................................  $ 0.35   $ 0.31   $ 0.57   $ 0.50
                                                             ======   ======   ======   ======
Diluted earnings per common share:
  Income before extraordinary item and cumulative effect of
     changes in accounting principle.......................  $ 0.35   $ 0.30   $ 0.57   $ 0.50
  Extraordinary item.......................................      --       --       --       --
  Cumulative effect of changes in accounting principle.....      --       --       --       --
                                                             ------   ------   ------   ------
Net income.................................................  $ 0.35   $ 0.30   $ 0.57   $ 0.50
                                                             ======   ======   ======   ======

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              ---------------
                                                              2002     2001
                                                              -----   -------
Cash flows from operating activities:
  Net income................................................  $ 355   $   315
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Provision for bad debts..............................     17         5
       Depreciation and amortization........................    607       676
       Deferred income tax provision........................    110       101
       Minority interest in subsidiaries....................      3         3
       Net gain on disposal of assets.......................     (3)      (12)
       Effect of asset impairments and unusual items........     (6)        8
     Change in assets and liabilities, net of effects of
      acquisitions and divestitures:
          Receivables.......................................    (39)      (36)
          Prepaid expenses and other current assets.........     (7)        3
          Other assets......................................    (31)      (11)
          Accounts payable and accrued liabilities..........   (152)     (179)
          Deferred revenues and other liabilities...........     30        (7)
                                                              -----   -------
Net cash provided by operating activities...................    884       866
                                                              -----   -------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired..........    (64)      (65)
  Capital expenditures......................................   (552)     (474)
  Proceeds from divestitures of businesses, net of cash
     divested, and other sales of assets....................     71        26
  Other.....................................................     96        64
                                                              -----   -------
Net cash used in investing activities.......................   (449)     (449)
                                                              -----   -------
Cash flows from financing activities:
  New borrowings............................................    498       953
  Debt repayments...........................................   (468)   (1,086)
  Common stock repurchases..................................   (500)       --
  Exercise of common stock options and warrants.............     23        38
  Other.....................................................     --       (19)
                                                              -----   -------
Net cash used in financing activities.......................   (447)     (114)
                                                              -----   -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      2        (1)
                                                              -----   -------
Increase (decrease) in cash and cash equivalents............    (10)      302
Cash and cash equivalents at beginning of period............    730        94
                                                              -----   -------
Cash and cash equivalents at end of period..................  $ 720   $   396
                                                              =====   =======

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   (IN MILLIONS, EXCEPT SHARES IN THOUSANDS)
                                  (UNAUDITED)

                                                                            ACCUMULATED
                                  COMMON STOCK     ADDITIONAL                  OTHER       RESTRICTED STOCK   TREASURY STOCK
                                ----------------    PAID-IN     RETAINED   COMPREHENSIVE       UNEARNED       ---------------
                                SHARES    AMOUNT    CAPITAL     EARNINGS       LOSS          COMPENSATION     SHARES   AMOUNT
                                -------   ------   ----------   --------   -------------   ----------------   ------   ------
Balance, December 31, 2001....  630,332     $6       $4,523      $1,057        $(148)            $(2)          2,314   $ (44)
  Net income..................       --     --           --         355           --              --              --      --
  Common stock issued upon
    exercise of stock options
    and warrants, including
    tax benefit of $6.........       --     --           (3)         --           --              --          (1,336)     32
  Common stock repurchases....       --     --           --          --           --              --          18,199    (500)
  Earned compensation related
    to restricted stock.......       --     --           --          --           --               1              --      --
  Deferred loss on hedged
    instruments, net of tax
    benefit of $16............       --     --           --          --          (24)             --              --      --
  Unrealized loss on
    marketable securities, net
    of tax benefit of $3......       --     --           --          --           (5)             --              --      --
  Cumulative translation
    adjustment of foreign
    currency statements.......       --     --           --          --           37              --              --      --
  Other.......................       (2)    --            1          --           --              --            (205)      4
                                -------     --       ------      ------        -----             ---          ------   -----
Balance, June 30, 2002........  630,330     $6       $4,521      $1,412        $(140)            $(1)         18,972   $(508)
                                =======     ==       ======      ======        =====             ===          ======   =====

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The consolidated financial statements of Waste Management, Inc., a Delaware corporation, and subsidiaries ("Waste Management" or the "Company") presented herein are unaudited. In the opinion of management, these financial statements include all adjustments, which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in estimates and assumptions that the Company uses in the preparation of its financial statements. Additionally, the estimates and assumptions used in landfill airspace amortization and final closure and post-closure rates per ton and environmental remediation liabilities require significant engineering and accounting input. The Company reviews these estimates and assumptions no less than annually. In many circumstances, the ultimate outcome of these estimates and assumptions may not be known for decades into the future. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations or future operational plans, and the inherent imprecision associated with estimating matters so far into the future. See "Management's Discussion and Analysis" elsewhere herein.

     In the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company reported accrued interest of $137 million as a component of accounts payable. In its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, the Company started reporting accrued interest as a component of accrued liabilities instead of accounts payable. In order to conform the prior period presentation of accrued interest to the current period presentation, the Company has reclassified the $137 million of accrued interest at December 31, 2001 to accrued liabilities in the consolidated balance sheet presented elsewhere herein.

     During the second quarter of 2002, the Company reviewed the accounting and reporting for certain contractual arrangements entered into in the mid-1980s relating to a waste-to-energy plant owned by a subsidiary of Wheelabrator Technologies Inc. ("WTI"). The Company acquired a majority interest in WTI, and thus, the subsidiary plant in 1990. In 1998, the Company became the 100% owner of WTI, and thus, the subsidiary plant. Under the arrangements, WTI's subsidiary owns and operates the plant, but the contracting communities that the plant serves pay all debt and debt service related to the plant. Although the contracting communities have funded all of the debt payments during the seventeen years of operation of the plant, WTI's subsidiary is the borrower under the debt. Therefore, the Company has concluded that the assets and liabilities associated with these arrangements should be reflected on the Company's balance sheet. As a result, the Company recorded an increase in property, plant and equipment in the second quarter of 2002 of approximately $72 million; an increase in other long-term assets of approximately $52 million; an increase in debt of approximately $114 million (which includes the current portion of approximately $20 million); and an increase in other liabilities of $5 million. The Company also recognized income of $5 million in the current period. The current arrangements with the contracting communities expire in 2005 at which time the debt will be paid in full. Upon expiration of those arrangements WTI's subsidiary will retain ownership of the plant.

                             WASTE MANAGEMENT, INC.

1.  LONG-TERM DEBT

     Long-term debt consisted of the following (in millions):

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
Senior notes and debentures, interest of 6.375% to 8.75%
  through 2032..............................................   $6,687       $6,169
4% Convertible subordinated notes due 2002..................       --          427
5.75% Convertible subordinated notes due 2005 (2% interest
  rate and 3.75% issuance discount).........................       31           31
Tax-exempt and project bonds, principal payable in periodic
  installments, maturing through 2032, fixed and variable
  interest rates ranging from 1.23% to 10.0% (weighted
  average interest rate of 4.66%) at June 30, 2002..........    1,692        1,404
Installment loans, notes payable and other, interest from 5%
  to 12% (average interest rate of 8.4%), maturing through
  2019......................................................      209          193
                                                               ------       ------
                                                                8,619        8,224
Less current portion........................................      383          515
                                                               ------       ------
                                                               $8,236       $7,709
                                                               ======       ======

     On June 27, 2002, the Company replaced its $750 million syndicated 364 day line of credit with a $620 million syndicated revolving credit facility (the "Three Year Revolver"). The Company maintained its $1.75 billion syndicated revolving credit facility (the "Five Year Revolver"). No balances were outstanding from the Company's revolving credit facilities as of December 31, 2001 or June 30, 2002. The Three Year Revolver matures in June 2005 and the Five Year Revolver matures in June 2006. As of June 30, 2002, the Company had letters of credit in the aggregate amount of approximately $1,570 million (of which approximately $1,450 million were issued under the revolving credit facilities) that generally have terms allowing automatic renewal after a year. At June 30, 2002, the Company had unused and available credit capacity under these facilities of approximately $920 million.

     In May 2002, the Company privately placed $500 million of 7 3/4% senior unsecured notes due May 15, 2032. Interest on the notes is due on November 15 and May 15 of each year. The net proceeds of the offering were approximately $498 million, after deducting underwriters' discounts and expenses. The Company used a portion of these proceeds to pay the $300 million of 6.625% senior notes that matured on July 15, 2002, and has invested the remaining proceeds in cash equivalent investments pending their expected use for repayment of a portion of senior notes that will mature during 2002.

     During the first quarter of 2002, the Company refinanced approximately $49 million of fixed-rate tax-exempt bonds maturing in 2011 with variable-rate tax-exempt bonds maturing in 2022. As a result, the Company incurred prepayment penalties and other fees for a total extraordinary item charge, net of tax benefit, of approximately $1 million. Also, in the first quarter of 2002, the Company retired its 4% convertible subordinated notes due February 2002 by payment of $427 million to the holders of the outstanding notes.

     The Company has $285.7 million of 7.7% senior notes due October 1, 2002 and $350 million of 6.5% senior notes due December 15, 2002. The Company has classified these borrowings as long-term at June 30, 2002 and December 31, 2001 based upon its ability to use its revolving credit facilities, which are both long-term, to refinance these borrowings. The Company intends to use the remaining funds received from its May 2002 $500 million senior issuance and other sources of long-term financing to refinance the borrowings. However, if other sources of long-term financing are not available, the Company intends to use its revolving credit facilities.

                             WASTE MANAGEMENT, INC.

     The Company manages its debt portfolio by using interest rate derivatives to achieve a desired position of fixed and floating rate debt, which is approximately 65% fixed and 35% floating at June 30, 2002. Interest rate swap agreements that were outstanding as of December 31, 2001 and June 30, 2002 are set forth in the table below (in millions):

                                                                                             NET FAIR
AS OF                   NOTIONAL AMOUNT    RECEIVE      PAY            MATURITY DATE          VALUE
-----                  -----------------   --------   --------   -------------------------   --------
                       (IN U.S. DOLLARS)
December 31, 2001....       $   20         Floating    Fixed     Through December 31, 2012     $(2)
December 31, 2001....       $1,750          Fixed     Floating      Through May 1, 2018        $--
June 30, 2002........       $   20         Floating    Fixed     Through December 31, 2012     $(2)
June 30, 2002........       $2,350          Fixed     Floating      Through May 1, 2018        $52

     The significant terms of the interest rate contracts and the underlying debt instrument are identical. Accordingly, the interest rate contracts for which we receive a fixed rate and pay a floating rate are recorded at fair value and changes in fair value of these interest rate contracts are deferred as an adjustment to the carrying value of the underlying debt instruments and recognized in interest expense over the life of the underlying debt instruments.

     The carrying value of senior notes and debentures have been increased by approximately $102 million and $60 million as of June 30, 2002 and December 31, 2001, respectively, related to the accounting for interest rate swap contracts. As of June 30, 2002 and December 31, 2001, $50 million and $60 million, respectively, of this increase related to remaining unamortized accumulated fair value adjustments from interest rate swaps that were terminated in 2001. Approximately $2 million is included as an increase to the tax-exempt and project bonds classification at both June 30, 2002 and December 31, 2001, respectively, for swaps that were terminated in 2001. Interest rate contracts reduced interest expense by $23 million and $43 million for the three and six months ended June 30, 2002, respectively, and $5 million and $6 million for the three and six months ended June 30, 2001, respectively.

     The Company also entered into financing transactions in February 2001 and during the second quarter of 2002 to secure the then current market interest rate in anticipation of senior unsecured note issuances. At June 30, 2002, these cash flow hedges resulted in a deferred loss, net of taxes, of $22 million, which is included in accumulated other comprehensive income. Approximately $1 million of this deferred loss is expected to be reclassified into interest expense over the next 12 months.

     During June 2002, the Company entered into forward contracts and cross-currency swaps with notional amounts of $165 million Canadian dollars to mitigate the risk of foreign currency exchange rate fluctuations associated with the conversion of Canadian dollars into US dollars. The current fair value of these cash flow hedges at June 30, 2002 are not material to the Company's financial statements. The Company had no foreign currency derivatives outstanding at December 31, 2001.

2.  INCOME TAXES

     The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2002 is primarily due to state and local income taxes, offset in part by non-conventional fuel tax credits. For the three and six months ended June 30, 2001, the difference is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles and non-deductible costs associated with the impairment and divestiture of certain businesses. Additionally, in the second quarter of 2001, scheduled Canadian federal and provincial tax rate reductions resulted in a tax benefit of $42 million, which was offset in part by a tax expense of $30 million related to the Company's plan to repatriate certain Canadian capital and earnings previously deemed permanently invested in Canada.

                             WASTE MANAGEMENT, INC.

3.  2002 RESTRUCTURING

     In March 2002, the Company adopted a new organizational structure designed to better align collection, transport, recycling and disposal resources within market areas. The Company believes the new structure will yield a number of benefits, including clearer accountability and responsibility for business performance and profitability in specific markets; simplification of structure; cost savings through consolidation of duplicate administrative and other support functions; improved utilization of operating assets; and better customer responsiveness.

     As of June 30, 2002, all of the Company's operations other than WTI and Canadian Waste Services ("CWS") were restructured to reduce the number of field layers of management from four to three and the number of field layers that have administrative and functional staff from four to two. Under the new structure, the Company's approximately 1,200 operating sites, including waste collection depots, transfer stations, landfills and recycling facilities, were restructured into approximately 85 newly established Market Areas. These Market Areas are responsible for the sales and marketing of the Company's services and for directing the delivery of service by the districts. The Market Area is also the profit center, and the districts, all of which used to be profit centers, became cost centers. Each large Market Area is headed by a Vice President and the others are headed by a General Manager. The Market Areas consolidate financial reporting and provide a range of assistance in the areas of finance and accounting, procurement, people, market planning and development, fleet services, recycling, legal services, engineering, regulatory compliance, safety and public affairs to support the districts. These Market Areas all report to one of four Groups that divide the United States geographically, and which were formerly known as the Company's "Areas." CWS, which was restructured in July 2002, and WTI were the fifth and sixth Groups under the previous structure and continue as the fifth and sixth Groups under the new structure.

     In March 2002, the Company recorded a $37 million pre-tax charge for costs associated with the implementation of the new structure, including $34 million for employee severance and benefit costs and $3 million related to abandoned operating lease agreements. Under the new structure, approximately 1,800 field-level administrative and operational positions have been eliminated. The Company's obligation for severance payments will continue during the second half of 2002 and, in some cases, into 2003. As of June 30, 2002, payments of $22 million for employee severance and benefits and for abandoned leases had been recorded against the liability that was established in March 2002.

     The Company expects to incur an additional $5 million of restructuring expenses in the second half of 2002 primarily related to the relocation of employees and the consolidation of facilities to support the new organizational structure, which includes organizational changes in the third quarter of 2002 to the Company's CWS operations.

4.  EARNINGS PER SHARE

     The following reconciles the number of common shares outstanding at June 30 of each year to the weighted average number of common shares outstanding and the weighted average number of common and

                             WASTE MANAGEMENT, INC.

dilutive potential common shares outstanding for the purposes of calculating basic and diluted earnings per common share (shares in millions):

                                                          THREE MONTHS       SIX MONTHS
                                                         ENDED JUNE 30,    ENDED JUNE 30,
                                                         ---------------   ---------------
                                                          2002     2001     2002     2001
                                                         ------   ------   ------   ------
Number of common shares outstanding at end of period...  611.4    626.0    611.4    626.0
  Effect of using weighted average common shares
     outstanding.......................................    3.9     (0.6)     9.2     (1.4)
                                                         -----    -----    -----    -----
Basic common shares outstanding........................  615.3    625.4    620.6    624.6
  Dilutive effect of common stock options and
     warrants..........................................    3.9      4.2      4.1      4.1
  Dilutive effect of convertible subordinated notes....     --     12.3      1.7       --
                                                         -----    -----    -----    -----
Diluted common shares outstanding......................  619.2    641.9    626.4    628.7
                                                         =====    =====    =====    =====

     For the six months ended June 30, 2002, interest expense (net of taxes) of $1 million has been added to net income for the diluted earnings per share calculation. For the three months ended June 30, 2001, interest expense (net of taxes) of $3 million has been added to net income for the diluted earnings per share calculation. For the six months ended June 30, 2001 and for the three months ended June 30, 2002, the effect of the Company's convertible subordinated notes are excluded from the diluted earnings per share calculation because the inclusion of such items would be antidilutive.

     At June 30, 2002, there were approximately 48.2 million shares of common stock potentially issuable with respect to stock options, warrants and convertible debt, which could dilute basic earnings per share in the future.

5.  DERIVATIVE INSTRUMENT POTENTIALLY SETTLED IN COMMON STOCK

     In March 2002, the Company entered into an accelerated stock repurchase master agreement to facilitate the repurchase of shares of its common stock under its stock buy back program announced in February 2002. The transactions under the agreement may, as described below, be settled in shares of the Company's common stock.

     Pursuant to the agreement, the Company may from time to time enter into transactions to purchase shares from the counterparty for a notional amount equal to the fair market value of the shares on the date that it elects to purchase. Six months from the date of purchase, the parties enter into a settlement pursuant to which, if the weighted average daily market prices for the stock during such six month period (other than certain days during which the Company is entitled to purchase in the market) times the number of shares initially purchased is greater than the notional amount, the Company will pay the counterparty the difference. If the weighted average daily market price for the valuation period times the number of shares initially purchased is less than the notional amount, the counterparty will pay the Company the difference. Subject to certain conditions, the Company has the option of paying its settlement amount, if any, in shares of its common stock or with cash. Were the Company to settle in shares of common stock, it would issue those shares out of treasury.

     In the first quarter of 2002, the Company entered into a transaction to purchase stock under the agreement, purchasing approximately 10.9 million shares at $27.46 per share for a total of approximately $300 million. The Company accounted for the initial payment as a purchase of treasury stock and has classified the future settlement with the counterparty as an equity instrument. Under the agreement, the number of shares to be issued by the Company, if the Company were required to pay the counterparty and elected to net settle in shares, is capped at ten million shares. The settlement will not occur until September 2002, and therefore, the Company is unable at this time to predict the number of shares, if any, it would have to issue were it to elect that payment option.

                             WASTE MANAGEMENT, INC.

     Based on the Company's weighted average stock price through June 30, 2002, the Company would receive in cash approximately $6 million from the counterparty to settle the contracts. However, for every one dollar of change in the weighted average price of the Company's common stock during the valuation period, the settlement amount would change by $10.9 million.

6.  COMPREHENSIVE INCOME

     Comprehensive income is as follows (in millions):

                                                           THREE MONTHS    SIX MONTHS
                                                               ENDED          ENDED
                                                             JUNE 30,       JUNE 30,
                                                           -------------   -----------
                                                           2002    2001    2002   2001
                                                           -----   -----   ----   ----
Net income...............................................  $217    $191    $355   $315
                                                           ----    ----    ----   ----
Other comprehensive income:
  Changes in minimum pension liability adjustment, net of
     taxes...............................................    --      --      --      3
  Unrealized gain (loss) on derivative instruments.......   (24)     (3)    (24)     7
  Unrealized gain (loss) on marketable securities, net of
     taxes...............................................    (2)      4      (5)     8
  Foreign currency translation adjustment................    36      43      37     (3)
                                                           ----    ----    ----   ----
Other comprehensive income...............................    10      44       8     15
                                                           ----    ----    ----   ----
Total comprehensive income...............................  $227    $235    $363   $330
                                                           ====    ====    ====   ====

     The components of accumulated other comprehensive loss were as follows (in millions):

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
Minimum pension liability adjustment, net of taxes..........   $  (1)       $  (1)
Accumulated unrealized gain resulting from changes in fair
  values of derivative instruments, net of taxes............     (18)           5
Accumulated unrealized gain reclassified into earnings, net
  of taxes..................................................      (5)          (4)
Accumulated unrealized gain on marketable securities, net of
  taxes.....................................................       1            6
Cumulative foreign currency translation adjustment..........    (117)        (154)
                                                               -----        -----
                                                               $(140)       $(148)
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

                             WASTE MANAGEMENT, INC.

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

     In the United States, the final closure and post-closure requirements are established by the EPA's Subtitles C and D regulations, as implemented and applied on a state-by-state basis. The costs to comply with these requirements could increase in the future as a result of legislation or regulation.

     The Company routinely reviews and evaluates sites that require remediation, including sites listed on the EPA's National Priorities List ("NPL sites"). The Company considers whether the Company was an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years the Company was connected with the site. The Company also reviews the same information with respect to other named and unnamed potentially responsible parties ("PRPs"). The Company then reviews the estimated cost for the likely remedy, which is based on management's judgment and experience in remediating such sites for the Company as well as for unrelated parties, information available from regulatory agencies as to costs of remediation, and the number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site, as well as the typical allocation of costs among PRPs. These estimates are sometimes a range of possible outcomes. In those cases, the Company uses the amount within the range that constitutes its best estimate. If no amount within the range appears to be a better estimate than any other, the Company uses the amounts that are the low ends of the ranges in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, and its interpretations. Were the Company to use the high ends of such ranges, it is reasonably possible that the Company's potential liability would be approximately $258 million higher on a discounted basis in the aggregate than the estimate recorded in the consolidated financial statements as of June 30, 2002. As used in this context, "reasonably possible" means the Company believes it is more than remote but less than likely.

     As of June 30, 2002, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 77 locations listed on the NPL at which the Company's liability has not been rendered remote as a result of a settlement, judgment or other facts. Of the 77 NPL sites at which claims remain unliquidated, 17 are sites that the Company currently owns. All of the NPL sites owned by the Company were initially developed by others as landfill disposal facilities. At each of the 17 owned facilities, the Company is working with the appropriate government agency to characterize or remediate identified site problems. In addition, at these 17 owned facilities, the Company has either agreed with other liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The 60 NPL sites at which claims against the Company remain unliquidated and that are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well defined as a consequence of governmental decisions as to the appropriate remedy and agreements among liable parties as to the share each will pay for implementing that remedy. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain, and as they become estimable, could have a material adverse effect on the Company's financial statements.

     Estimates of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the

                             WASTE MANAGEMENT, INC.

inability of other PRPs to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities that could be material. Additionally, the Company's ongoing review of its remediation liabilities could result in revisions that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

     Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated until expected time of payment and then discounted to present value. The inflation rate and discount rate, which are based on the rates for United States Treasury bonds, are reviewed on an annual basis. At both June 30, 2002 and December 31, 2001, the inflation rate and discount rate were 2.0% and 5.5%, respectively. The accretion of the interest related to the discounted environmental liabilities for operating landfills is included in the annual calculation of the landfill's final closure and post-closure cost per ton and is charged to operating costs as landfill airspace is consumed.

     Liabilities for final closure, post-closure and environmental remediation costs consisted of the following (in millions):

                                   JUNE 30, 2002                        DECEMBER 31, 2001
                        ------------------------------------   ------------------------------------
                        FINAL CLOSURE/                         FINAL CLOSURE/
                         POST-CLOSURE    REMEDIATION   TOTAL    POST-CLOSURE    REMEDIATION   TOTAL
                        --------------   -----------   -----   --------------   -----------   -----
Current (in accrued
  liabilities)........       $ 56           $ 55       $111         $ 55           $ 66       $121
Long-term.............        600            273        873          570            255        825
                             ----           ----       ----         ----           ----       ----
                             $656           $328       $984         $625           $321       $946
                             ====           ====       ====         ====           ====       ====

     The changes to environmental liabilities are as follows (in millions):

                                                              SIX MONTHS
                                                                 ENDED
                                                               JUNE 30,
                                                              -----------
                                                              2002   2001
                                                              ----   ----
Beginning balance...........................................  $946   $962
Expense.....................................................    32     34
Spending....................................................   (30)   (42)
Acquisitions, divestitures and other adjustments............    36      9
                                                              ----   ----
Ending balance..............................................  $984   $963
                                                              ====   ====

8.  COMMITMENTS AND CONTINGENCIES

     Financial instruments -- The Company has provided letters of credit, performance bonds, trust agreements, financial guarantees and insurance policies to support tax-exempt bonds, contracts, performance of landfill final closure and post-closure requirements, and other obligations. The Company also uses captive insurance, or insurance policies issued by a wholly-owned insurance company, the sole business of which is to issue such policies to the Company, in order to secure such obligations. In those instances where the use of captive insurance is not acceptable, the Company generally has available alternative bonding mechanisms. Because virtually no claims have been made against these financial instruments in the past, management does not expect that these instruments will have a material adverse effect on the Company's consolidated financial statements. The Company has not experienced any unmanageable difficulty in obtaining performance bonds or letters of credit for its current operations. However, the tragic events of September 11, 2001, as well as recently publicized financial difficulties of several large public companies, have had an impact on the financial status of a number of insurance, surety and reinsurance providers, which could cause an increase in the cost

                             WASTE MANAGEMENT, INC.

and a decrease in the availability of surety and insurance coverages available to the Company in the future. The Company has arranged for new sources of bonding capacity and continues to evaluate a number of options for further capacity increases.

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

     Environmental matters -- The Company's business is intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. Such costs may increase in the future as a result of legislation or regulation. However, the Company believes that it generally tends to benefit when environmental regulation increases, which may increase the demand for its services, and that it has the resources and experience to manage environmental risk.

     For more information regarding commitments and contingencies with respect to environmental matters, see Note 7.

     Litigation -- A group of companies that sold assets in exchange for common stock in March 1996 to Waste Management Holdings, Inc. ("WM Holdings"), which was acquired by the Company in July 1998 (the "WM Holdings Merger"), brought an action against the Company in March 2000 for breach of contract and fraud, among other things. The parties have agreed to resolve this dispute through arbitration, which is currently scheduled for November 2002. The extent of damages, if any, in the dispute has not yet been determined.

     In December 1999, an individual brought an action against the Company, five former officers of WM Holdings, and WM Holdings' former auditor, Arthur Andersen LLP ("Andersen"), in Illinois state court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998, for alleged acts of common law fraud, negligence, and breach of fiduciary duty. In May 2001, the court granted in part and denied in part the defendants' motion to dismiss. This action is currently in the discovery stage and the extent of possible damages, if any, has not yet been determined.

     To the extent that the Company is liable for any damages in the lawsuits described above, it may be able to seek reimbursement of some of these damages from a third party. However, it is reasonably possible that if any such reimbursement is ultimately sought, the Company would not be successful in collecting such amounts, and the Company would be required to recognize an additional loss.

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

                             WASTE MANAGEMENT, INC.

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

     Among other things, the plaintiff alleges that the Company and certain of its current and former officers and directors (i) made misrepresentations in the registration statement and prospectus filed with the SEC in connection with the WM Holdings Merger, (ii) made knowingly false earnings projections for the three months ended June 30, 1999, (iii) failed to adequately disclose facts relating to its earnings projections that the plaintiff claims would have been material to purchasers of the Company's common stock and (iv) made separate and distinct misrepresentations about the Company's operations and finances on and after July 29, 1999, culminating in the Company's pre-tax charge of $1.76 billion in the third quarter of 1999. The plaintiff also alleges that certain of the Company's current and former officers and directors sold common stock between May 10, 1999 and June 9, 1999 at prices known to have been inflated by material misstatements and omissions. The plaintiff in this action seeks damages with interest, costs and such other relief as the court deems proper. Defendants filed a motion to dismiss on October 3, 2000. On August 16, 2001, the court granted the motion in part and denied it in part, allowing the plaintiff to replead its claims.

     On November 7, 2001, the Company announced that it had reached a settlement agreement with the plaintiff in this case, resolving all claims against it as well as claims against its current and former officers and directors. The agreement provides for a payment of $457 million to members of the class and for the Company to consent to the certification of a class for the settlement of purchasers or acquirers of the Company's securities from June 11, 1998 through November 9, 1999. Additionally, as part of the settlement agreement, the Company presented, and its stockholders approved at the 2002 annual meeting of stockholders, a binding proposal to amend the Company's certificate of incorporation so that all directors are elected annually. A hearing was held April 29, 2002 at which the settlement was approved. The settlement approval is still subject to any appeals that may be filed within thirty days of the approval becoming final. There is currently a motion to vacate pending before the court, and the appeal period will begin to run once that motion has been decided.

     Also on November 7, 2001, the Company announced that it would receive $20 million (less fees of approximately $5 million awarded to counsel for the derivative plaintiffs) as a result of a settlement reached between the derivative plaintiffs and Andersen in a stockholder derivative suit filed on July 3, 2001 in Texas state court against Andersen, as the Company's independent auditor. The Company has recorded a receivable from Andersen in the amount of approximately $20 million. The derivative plaintiffs alleged, among other things, that Andersen engaged in professional malpractice in connection with certain services that it performed for the Company. Andersen informed the Company that neither the complaint nor the settlement affected its independence in 2001 or prior years, when Andersen served as the Company's independent auditor. The settlement was approved in May 2002. Andersen's payment will become due at the same time the Company's payment to the plaintiffs in settlement of the class action lawsuit described above becomes due, which is the date that all time periods for appeal have lapsed or the judgment becomes final after all appeals have been exhausted. Because of current motions before the Court and the possible appeals process, the Company cannot predict when the class action payment will be due, and thus cannot predict when the Andersen receivable will become due. Although Andersen has experienced highly publicized negative events and has recently announced significant curtailments in its business, the Company presently has no reason to believe that the

                             WASTE MANAGEMENT, INC.

settlement amount will not be paid and the receivable that the Company has recorded will not be collected. Any prolonged delays in the payment ultimately becoming due could make such payment more uncertain, depending on Andersen's financial status at such time. If such uncertainties develop in the future, it is reasonably possible that the Company will be required to write down the receivable up to the full amount due from Andersen.

     On June 29, 2000, a putative class action was filed against the Company in Delaware state court by a class of former Eastern stockholders falling within the scope of the Eastern Merger Subclass described above. The plaintiffs allege that the Company stock they received in exchange for their Eastern shares was overvalued for the same reasons alleged in the consolidated class actions in Texas. The named plaintiffs in the Delaware case have excluded themselves from the Texas class action settlement. The case is still at a relatively early stage, and the amount of damages, if any, cannot yet be determined.

     Three sellers of individual businesses to the Company or to a company later acquired by the Company have also brought lawsuits, alleging that for reasons similar to those in the consolidated Texas class actions described above, the stock that they received in the sales of their businesses was overvalued. The first such lawsuit was brought in Virginia state court in July 2000. The Company's demurrer in that case was denied in January 2002. The plaintiff in the Virginia case has excluded himself from the Texas class action settlement. The second seller's lawsuit was brought in Michigan state court in May 2001. After the Company removed this case to federal court, the plaintiffs filed another new lawsuit in Michigan state court alleging only state law claims and also filed a duplicative complaint in the Southern District of Texas Court. The Company reached a settlement with the plaintiffs in the Michigan state and federal lawsuits in April 2002. The third seller's lawsuit was brought in California state court in July 2001, with an amended complaint filed in December 2001. The parties to this lawsuit entered into a settlement agreement in April 2002.

     Two groups of stockholders have filed separate lawsuits in state courts in Texas against the Company and certain of its former officers. The petitions allege that the plaintiffs are substantial stockholders of the Company's common stock who intended to sell their stock in 1999, or to otherwise protect themselves against loss, but that the individual defendants made false and misleading statements regarding the Company's prospects that, along with public statements, induced the plaintiffs to retain their stock or not to take other measures. Plaintiffs assert that the value of their retained stock declined dramatically. Plaintiffs assert claims for fraud, negligent misrepresentation, and conspiracy. The Texas state court granted the Company's motion for summary judgment in the first of these cases in March 2002, which the plaintiffs have appealed. The second of these cases is in an early stage, and the extent of damages, if any, cannot yet be determined.

     The Company's business is intrinsically connected with the protection of the environment, and there is the potential for the unintended or unpermitted discharge of materials into the environment. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2002, there were nine proceedings involving Company subsidiaries where the sanctions involved in each could potentially exceed one hundred thousand dollars. The matters involve allegations that subsidiaries (i) operated a hazardous waste incinerator in such a way that its air emissions exceeded permit limits, (ii) engaged in the importation and disposal of hazardous waste in contravention of applicable federal regulations, (iii) are responsible for remediation of landfill gas and chemical compounds required pursuant to a Unilateral Administrative Order associated with an NPL site, (iv) are responsible for late performance of work required under a Unilateral Administrative Order, (v) improperly operated a solid waste landfill and caused excess odors, (vi) failed to monitor leachate flow in a timely fashion and operated a solid waste landfill that potentially had a compromised leachate collection system, (vii) violated the state's clean water act, (viii) under-reported solid waste volumes that were received at a municipal solid waste landfill, and (ix) did not comply with air regulations requiring control of emissions at a closed landfill. The Company does not believe that the fines or other penalties in these matters will,

                             WASTE MANAGEMENT, INC.

individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

     On April 23, 2002, the EPA and the United States Department of Justice filed a consent decree in federal court finalizing a settlement agreement reached between Waste Management of Massachusetts, Inc. ("WMMA") and the EPA arising out of violations relating to management of chlorofluorocarbons ("CFCs") that were alleged to have occurred in periods prior to July 1998. Under the consent decree, which was entered in July 2002, WMMA will pay a $0.8 million civil penalty and spend $2.6 million on environmental projects that involve the installation of pollution control devices on 150 Boston school buses and the payment for the supply of cleaner burning low sulfur fuel for the buses, as well as the creation of a recreational open space area on a 4.5 acre waterfront property owned by the City of Boston.

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

     Other -- The Company is a party to an agreement pursuant to which it is obligated to purchase certain operating assets in Canada no later than December 2005. However, there is an option in the agreement that allows either party to cause an earlier purchase. The purchase price is based on certain calculations of the financial performance of the assets to be acquired, which will be determined at the time of purchase. In addition, the Company subcontracted certain business to the owner of the assets to be purchased. The owner has informed the Company that it believes the Company is required to repurchase the subcontracted business. The Company strongly disagrees with this position. The Company does not currently believe that the purchase or other liabilities associated with its relationship with this third party will have a material effect on its financial statements.

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

9.  SEGMENT AND RELATED INFORMATION

     The Company's one reportable segment consists of its NASW operations. The NASW operations provide integrated waste management services consisting of collection, transfer, disposal (solid waste landfill, hazardous waste landfill and waste-to-energy facilities), recycling, independent power production plants ("IPPs"), and other miscellaneous services to commercial, industrial, municipal and residential customers throughout the United States, Puerto Rico and Canada. The Company has broken out its one reportable segment in the table shown below into "NASW (excluding WTI)" and "WTI," to provide more detailed information. NASW (excluding WTI) includes the Company's Eastern, Midwest, Western, Southern and CWS Groups plus its national recycling operations. WTI is the Company's sixth Group and consists of the Company's waste-to-energy and independent power production facilities. The Company's previously reported segment that consisted of waste management services in international markets outside of North America and non-solid waste services, all of which were divested by March 31, 2002, is shown in the table below as "Other."

                             WASTE MANAGEMENT, INC.

     Summarized financial information concerning the Company's reportable segments is shown in the following table (in millions). Prior period information has been restated to conform to the current year presentation.

                                                  NASW
                                     -------------------------------
                                          NASW                                  CORPORATE
                                     (EXCLUDING WTI)   WTI    TOTAL    OTHER   FUNCTIONS(A)   TOTAL
                                     ---------------   ----   ------   -----   ------------   ------
Three Months Ended:
June 30, 2002
Net operating revenues(b),(c)......      $2,646        $179   $2,825   $ --       $  --       $2,825
EBIT(d),(e)........................         490          62      552     --         (88)         464
June 30, 2001
Net operating revenues(b),(c)......      $2,667        $200   $2,867   $ 48       $  --       $2,915
EBIT(d),(e)........................         527          63      590     (1)       (148)         441
Six Months Ended:
June 30, 2002
Net operating revenues(b),(c)......      $5,080        $346   $5,426   $  8       $  --       $5,434
EBIT(d),(e)........................         879          97      976     (2)       (178)         796
June 30, 2001
Net operating revenues(b),(c)......      $5,172        $380   $5,552   $ 82       $  --       $5,634
EBIT(d),(e)........................         991          92    1,083    (17)       (281)         785

---------------

(a) Corporate functions include the corporate treasury, legal, information technology, corporate tax, corporate insurance, management of closed landfills and related insurance recoveries, centralized service center and other typical administrative functions.

(b) Other operations are net of intersegment revenue with NASW of $0 and $1 million for the three and six months ended June 30, 2002, respectively, and $13 million and $19 million for the corresponding periods of 2001. There are no other significant sales between reportable segments. However, WTI operations are net of intrasegment revenue with NASW (excluding WTI) of $14 million and $29 million for the three and six months ended June 30, 2002, respectively, and $12 million and $27 million for the corresponding periods of 2001. Additionally, NASW (excluding WTI) operations are net of intrasegment revenue with WTI of $5 million and $10 million for the three and six months ended June 30, 2002, respectively, and $6 million and $12 million for the corresponding periods of 2001.

(c) The Company's operating revenues tend to be somewhat lower in the winter months, primarily due to the lower volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where the Company operates also tends to decrease during the winter months. The Company's first and fourth quarter results of operations typically reflect this seasonality. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of our operations.

(d) EBIT is defined as "Earnings Before Interest and Taxes" and equals income from operations on the consolidated statements of operations. EBIT is an earnings measurement used by management to evaluate operating performance.

(e) For those items included in the determination of EBIT, the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company's Form 10-K for the year ended December 31, 2001, except as it relates to goodwill. EBIT in 2001 included goodwill amortization of $39 million and $78 million for the three and six months ended June 30, 2001, respectively, of which $29 million and $58 million for the three and six months ended June 30, 2001 was in the NASW (excluding WTI) operations, $8 million and $16 million for the three and six months ended June 30, 2001 was in the WTI operations, and $2 million and $4 million for the three and six months ended June 30, 2001 was in the corporate function. As discussed in Note 12, the Company ceased the amortization of its goodwill in conjunction with the adoption of SFAS No. 142 on January 1, 2002. In 2002, the Company's corporate functions began charging its NASW operations an expense similar to what those NASW operations' goodwill amortization would have been had the Company not been required to adopt SFAS No. 142. For the three and six months ended June 30, 2002, this charge increased EBIT for the corporate functions by $37 million and $73 million, respectively, and decreased EBIT for the WTI operations by $8 million and $15 million, respectively, and the NASW (excluding WTI) operations by $29 million and $58 million, respectively.

                             WASTE MANAGEMENT, INC.

10.  WASTE PAPER DERIVATIVES AND HEDGING ACTIVITIES

     The Company enters into waste paper swap agreements and other derivative instruments to secure margins on certain paper products to be sold from its material recovery facilities. The Company expects to achieve the margins by entering into transactions to mitigate the variability in cash flows from sales of waste paper products at floating prices, resulting in a fixed price being received from sales of such products. The Company accounts for these derivatives as cash flow hedges. As of June 30, 2002, the net fair value of these derivatives was a $5 million liability.

     In addition, the Company has entered into waste paper swap agreements for trading purposes with certain counterparties that have issued letters of credit to the Company to support their credit worthiness. For both the three and six months ended June 30, 2002, the Company increased revenues by approximately $3 million for waste paper swap agreements not designated as hedges.

     For the three and six months ending June 30, 2001 the Company recorded a gain of $1 million and $7 million, respectively, related to derivative agreements with Enron North America Corp. ("Enron") as an offset to operating expenses. In the fourth quarter of 2001, the Company reclassified its year-to-date net waste paper swap mark-to-market adjustments to be an adjustment to revenue instead of operating expenses. On December 2, 2001, Enron declared bankruptcy under Chapter 11 of the Bankruptcy Code of 1978, as amended (the "Bankruptcy Code"). Due to the uncertainty of Enron's ability to satisfy all of its financial commitments, the Company determined that all of its waste paper derivatives with Enron had zero fair value at December 31, 2001. In February 2002, the Company terminated its derivative instruments with Enron. The Company carries a deferred gain as of June 30, 2002, which is included in accumulated other comprehensive income, of approximately $5 million related to its waste paper derivatives with Enron that had qualified through November 2001 as cash flow hedges. This deferred gain is being amortized into earnings as the forecasted transactions that were previously hedged actually occur. The deferred gain related to waste paper derivatives that previously qualified as hedges that are expected to be reclassified into earnings over the next twelve months is approximately $3 million.

11.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     WM Holdings ("Guarantor"), which is 100% owned by the Company ("Parent"), has fully and unconditionally guaranteed all of the senior indebtedness of the Parent, as well as the Parent's 4% convertible subordinated notes that matured and were repaid in February 2002. The Parent has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, as well as WM Holdings' 5.75% convertible subordinated debentures due 2005. However, none of the Company's nor WM Holdings' debt is guaranteed by any of the Parent's indirect subsidiaries or WM Holdings' subsidiaries ("Non-Guarantors"). Accordingly, the following unaudited condensed consolidating balance sheet as of June 30, 2002 and the condensed consolidating balance sheet as of December 31, 2001, the unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2002 and 2001, along with the related unaudited condensed consolidating statements of cash flows, have been provided below (in millions).

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 JUNE 30, 2002
                                  (UNAUDITED)

                                             PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                             ------   ---------   --------------   ------------   ------------
                                                    ASSETS
Current assets:
  Cash and cash equivalents................  $  792    $   --        $   (72)        $    --        $   720
  Other current assets.....................      --         4          2,396              --          2,400
                                             ------    ------        -------         -------        -------
                                                792         4          2,324              --          3,120
Property and equipment, net................      --        --         10,485              --         10,485
Intercompany and investment in
  subsidiaries.............................   8,928     4,997         (7,909)         (6,016)            --
Other assets...............................      66       165          5,992              --          6,223
                                             ------    ------        -------         -------        -------
    Total assets...........................  $9,786    $5,166        $10,892         $(6,016)       $19,828
                                             ======    ======        =======         =======        =======

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt........  $    4    $  276        $   103         $    --        $   383
  Accounts payable and other accrued
    liabilities............................      64        45          3,009              --          3,118
                                             ------    ------        -------         -------        -------
                                                 68       321          3,112              --          3,501
Long-term debt, less current portion.......   4,406     2,342          1,488              --          8,236
Other liabilities..........................      22         1          2,763              --          2,786
                                             ------    ------        -------         -------        -------
  Total liabilities........................   4,496     2,664          7,363              --         14,523
Minority interest in subsidiaries..........      --        --             15              --             15
Stockholders' equity.......................   5,290     2,502          3,514          (6,016)         5,290
                                             ------    ------        -------         -------        -------
  Total liabilities and stockholders'
    equity.................................  $9,786    $5,166        $10,892         $(6,016)       $19,828
                                             ======    ======        =======         =======        =======

                               DECEMBER 31, 2001

                                             PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                             ------   ---------   --------------   ------------   ------------
                                                    ASSETS
Current assets:
  Cash and cash equivalents................  $  757    $   --        $   (27)        $    --        $   730
  Other current assets.....................      --        --          2,394              --          2,394
                                             ------    ------        -------         -------        -------
                                                757        --          2,367              --          3,124
Property and equipment, net................      --        --         10,357              --         10,357
Intercompany and investment in
  subsidiaries.............................   8,989     5,517         (8,665)         (5,841)            --
Other assets...............................      30        21          5,958              --          6,009
                                             ------    ------        -------         -------        -------
    Total assets...........................  $9,776    $5,538        $10,017         $(5,841)       $19,490
                                             ======    ======        =======         =======        =======

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt........  $  431    $   --        $    84         $    --        $   515
  Accounts payable and other accrued
    liabilities............................      73        51          3,082              --          3,206
                                             ------    ------        -------         -------        -------
                                                504        51          3,166              --          3,721
Long-term debt, less current portion.......   3,860     2,645          1,204              --          7,709
Other liabilities..........................      20         2          2,633              --          2,655
                                             ------    ------        -------         -------        -------
  Total liabilities........................   4,384     2,698          7,003              --         14,085
Minority interest in subsidiaries..........      --        --             13              --             13
Stockholders' equity.......................   5,392     2,840          3,001          (5,841)         5,392
                                             ------    ------        -------         -------        -------
  Total liabilities stockholders' equity...  $9,776    $5,538        $10,017         $(5,841)       $19,490
                                             ======    ======        =======         =======        =======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2002
                                  (UNAUDITED)

                                       PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       ------   ---------   --------------   ------------   ------------
Operating revenues...................   $ --      $ --          $2,825          $  --          $2,825
Costs and expenses...................     --        --           2,361             --           2,361
                                        ----      ----          ------          -----          ------
Income from operations...............     --        --             464             --             464
                                        ----      ----          ------          -----          ------
Other income (expense):
  Interest income (expense), net.....    (58)      (39)            (14)            --            (111)
  Equity in subsidiaries, net of
     taxes...........................    254       278              --           (532)             --
  Minority interest..................     --        --              (2)            --              (2)
  Other, net.........................     --         1              --             --               1
                                        ----      ----          ------          -----          ------
                                         196       240             (16)          (532)           (112)
                                        ----      ----          ------          -----          ------
Income before income taxes...........    196       240             448           (532)            352
Provision for (benefit from) income
  taxes..............................    (21)      (14)            170             --             135
                                        ----      ----          ------          -----          ------
Net income...........................   $217      $254          $  278          $(532)         $  217
                                        ====      ====          ======          =====          ======

                        THREE MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)

                                       PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       ------   ---------   --------------   ------------   ------------
Operating revenues...................   $ --      $ --          $2,915          $  --          $2,915
Costs and expenses...................     --        --           2,474             --           2,474
                                        ----      ----          ------          -----          ------
Income from operations...............     --        --             441             --             441
                                        ----      ----          ------          -----          ------
Other income (expense):
  Interest income (expense), net.....    (73)      (49)            (15)            --            (137)
  Equity in subsidiaries, net of
     taxes...........................    237       268              --           (505)             --
  Minority interest..................     --        --              (2)            --              (2)
  Other, net.........................     --        --               2             --               2
                                        ----      ----          ------          -----          ------
                                         164       219             (15)          (505)           (137)
                                        ----      ----          ------          -----          ------
Income before income taxes...........    164       219             426           (505)            304
Provision for (benefit from) income
  taxes..............................    (27)      (18)            158             --             113
                                        ----      ----          ------          -----          ------
Net income...........................   $191      $237          $  268          $(505)         $  191
                                        ====      ====          ======          =====          ======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002
                                  (UNAUDITED)

                                       PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       ------   ---------   --------------   ------------   ------------
Operating revenues...................  $  --      $ --          $5,434          $  --          $5,434
Costs and expenses...................     --        --           4,638             --           4,638
                                       -----      ----          ------          -----          ------
Income from operations...............     --        --             796             --             796
                                       -----      ----          ------          -----          ------
Other income (expense):
  Interest income (expense), net.....   (114)      (79)            (30)            --            (223)
  Equity in subsidiaries, net of
     taxes...........................    427       476              --           (903)             --
  Minority interest..................     --        --              (3)            --              (3)
  Other, net.........................     --         1               2             --               3
                                       -----      ----          ------          -----          ------
                                         313       398             (31)          (903)           (223)
                                       -----      ----          ------          -----          ------
Income before income taxes...........    313       398             765           (903)            573
Provision for (benefit from) income
  taxes..............................    (42)      (29)            290             --             219
                                       -----      ----          ------          -----          ------
Income before extraordinary item and
  cumulative effect of change in
  accounting principle...............    355       427             475           (903)            354
Extraordinary item...................     --        --              (1)            --              (1)
Cumulative effect of change in
  accounting principle...............     --        --               2             --               2
                                       -----      ----          ------          -----          ------
Net income...........................  $ 355      $427          $  476          $(903)         $  355
                                       =====      ====          ======          =====          ======

                         SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)

                                       PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       ------   ---------   --------------   ------------   ------------
Operating revenues...................  $  --      $  --         $5,634          $  --          $5,634
Costs and expenses...................     --         --          4,849             --           4,849
                                       -----      -----         ------          -----          ------
Income from operations...............     --         --            785             --             785
                                       -----      -----         ------          -----          ------
Other income (expense):
  Interest income (expense), net.....   (148)      (100)           (26)            --            (274)
  Equity in subsidiaries, net of
     taxes...........................    408        471             --           (879)             --
  Minority interest..................     --         --             (3)            --              (3)
  Other, net.........................     --         --              8             --               8
                                       -----      -----         ------          -----          ------
                                         260        371            (21)          (879)           (269)
                                       -----      -----         ------          -----          ------
Income before income taxes...........    260        371            764           (879)            516
Provision for (benefit from) income
  taxes..............................    (55)       (37)           294             --             202
                                       -----      -----         ------          -----          ------
Income before extraordinary item and
  cumulative effect of change in
  accounting principle...............    315        408            470           (879)            314
Extraordinary item...................     --         --             (1)            --              (1)
Cumulative effect of change in
  accounting principle...............     --         --              2             --               2
                                       -----      -----         ------          -----          ------
Net income...........................  $ 315      $ 408         $  471          $(879)         $  315
                                       =====      =====         ======          =====          ======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002
                                  (UNAUDITED)

                                                         PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                         ------   ---------   --------------   ------------   ------------
Cash flows from operating activities:
  Net income...........................................  $ 355      $ 427         $  476          $(903)         $ 355
  Equity in earnings of subsidiaries, net of taxes.....   (427)      (476)            --            903             --
  Other adjustments and charges........................    (12)       (10)           551             --            529
                                                         -----      -----         ------          -----          -----
Net cash provided by (used in) operating activities....    (84)       (59)         1,027             --            884
                                                         -----      -----         ------          -----          -----
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired.....     --         --            (64)            --            (64)
  Capital expenditures.................................     --         --           (552)            --           (552)
  Proceeds from divestitures of businesses, net of cash
    divested, and other sales of assets................     --         --             71             --             71
  Other................................................     --         --             96             --             96
                                                         -----      -----         ------          -----          -----
Net cash used in investing activities..................     --         --           (449)            --           (449)
                                                         -----      -----         ------          -----          -----
Cash flows from financing activities:
  New borrowings.......................................    498         --             --             --            498
  Debt repayments......................................   (427)       (24)           (17)            --           (468)
  Common stock repurchases.............................   (500)        --             --             --           (500)
  Exercise of common stock options and warrants........     23         --             --             --             23
  (Increase) decrease in intercompany and investments,
    net................................................    525         83           (608)            --             --
                                                         -----      -----         ------          -----          -----
Net cash provided by (used in) financing activities....    119         59           (625)            --           (447)
                                                         -----      -----         ------          -----          -----
Effect of exchange rate changes on cash and cash
  equivalents..........................................     --         --              2             --              2
                                                         -----      -----         ------          -----          -----
Increase (decrease) in cash and cash equivalents.......     35         --            (45)            --            (10)
Cash and cash equivalents at beginning of period.......    757         --            (27)            --            730
                                                         -----      -----         ------          -----          -----
Cash and cash equivalents at end of period.............  $ 792      $  --         $  (72)         $  --          $ 720
                                                         =====      =====         ======          =====          =====

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)

                                                         PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                         ------   ---------   --------------   ------------   ------------
Cash flows from operating activities:
  Net income...........................................  $ 315      $ 408         $  471          $(879)        $   315
  Equity in earnings of subsidiaries, net of taxes.....   (408)      (471)            --            879              --
  Other adjustments and charges........................    (24)        (4)           579             --             551
                                                         -----      -----         ------          -----         -------
Net cash provided by (used in) operating activities....   (117)       (67)         1,050             --             866
                                                         -----      -----         ------          -----         -------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired.....     --         --            (65)            --             (65)
  Capital expenditures.................................     --         --           (474)            --            (474)
  Proceeds from divestitures of businesses, net of cash
    divested, and other sales of assets................     --         --             26             --              26
  Other................................................     --         --             64             --              64
                                                         -----      -----         ------          -----         -------
Net cash used in investing activities..................     --         --           (449)            --            (449)
                                                         -----      -----         ------          -----         -------
Cash flows from financing activities:
  New borrowings.......................................    594         --            359             --             953
  Debt repayments......................................   (320)      (400)          (366)            --          (1,086)
  Exercise of common stock options and warrants........     38         --             --             --              38
  Other................................................     --         --            (19)            --             (19)
  (Increase) decrease in intercompany and investments,
    net................................................     64        453           (517)            --              --
                                                         -----      -----         ------          -----         -------
Net cash provided by (used in) financing activities....    376         53           (543)                          (114)
                                                         -----      -----         ------          -----         -------
Effect of exchange rate on cash and cash equivalents...     --         --             (1)            --              (1)
                                                         -----      -----         ------          -----         -------
Increase (decrease) in cash and cash equivalents.......    259        (14)            57             --             302
Cash and cash equivalents at beginning of period.......    174         14            (94)            --              94
                                                         -----      -----         ------          -----         -------
Cash and cash equivalents at end of period.............  $ 433      $  --         $  (37)         $  --         $   396
                                                         =====      =====         ======          =====         =======

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

                             WASTE MANAGEMENT, INC.

     In accordance with the Company's adoption of SFAS No. 141, the Company utilizes the purchase method of accounting for its business combinations. In accordance with the Company's adoption of SFAS No. 142, the Company has not amortized goodwill from any acquisitions that occurred after June 30, 2001. The Company has no intangible assets, other than goodwill, that have ceased being amortized upon adoption of SFAS No. 142.

     Adopting SFAS No. 141 required the Company to write-off net negative goodwill of approximately $2 million, which was recorded as a credit to cumulative effect of change in accounting principle in the first quarter of 2002. In accordance with SFAS No. 142, goodwill is required to be tested for impairment at the reporting unit, which is generally defined as an operating segment or a component of an operating segment in certain circumstances. For the purposes of applying SFAS No. 142, the Company has identified seven reporting units , which are the six components in NASW (excluding WTI) and WTI, as described in Note 9, Segment and Related Information. The Company incurred no impairment of goodwill upon its initial adoption of SFAS No. 142. However, there can be no assurance that goodwill will not be impaired at any time in the future.

     The following schedule reflects the three and six months ended June 30, 2001 adjusted net income (excluding goodwill and negative goodwill amortization) as compared to the results of operations for the three and six months ended June 30, 2002 (in millions, except per share amounts).

                                                          THREE MONTHS       SIX MONTHS
                                                         ENDED JUNE 30,    ENDED JUNE 30,
                                                         ---------------   ---------------
                                                          2002     2001     2002     2001
                                                         ------   ------   ------   ------
Reported net income....................................  $ 217    $ 191    $ 355    $ 315
Add back: goodwill amortization, net of taxes..........     --       31       --       62
                                                         -----    -----    -----    -----
Adjusted net income....................................  $ 217    $ 222    $ 355    $ 377
                                                         =====    =====    =====    =====
BASIC EARNINGS PER COMMON SHARE:
Reported net income....................................  $0.35    $0.31    $0.57    $0.50
Goodwill amortization, net of taxes....................     --     0.05       --     0.10
                                                         -----    -----    -----    -----
Adjusted net income....................................  $0.35    $0.36    $0.57    $0.60
                                                         =====    =====    =====    =====
DILUTED EARNINGS PER COMMON SHARE:
Reported net income....................................  $0.35    $0.30    $0.57    $0.50
Goodwill amortization, net of taxes....................     --     0.05       --     0.10
                                                         -----    -----    -----    -----
Adjusted net income....................................  $0.35    $0.35    $0.57    $0.60
                                                         =====    =====    =====    =====

     The Company's intangible assets as of June 30, 2002 were comprised of the following (in millions):

                                                                           LICENSES,
                                                               COVENANTS    PERMITS
                                                                NOT-TO-       AND
                                              CUSTOMER LISTS    COMPETE      OTHER     TOTAL
                                              --------------   ---------   ---------   -----
Intangible assets...........................       $127          $ 95         $18      $ 240
Less accumulated amortization...............        (70)          (53)         (6)      (129)
                                                   ----          ----         ---      -----
                                                   $ 57          $ 42         $12      $ 111
                                                   ====          ====         ===      =====

     Intangible assets are recorded at cost and amortized on a straight-line basis. Customer lists are generally amortized over five to seven years. Covenants not-to-compete are amortized over the term of the agreement, which is generally three to five years. Licenses, permits and other intangible assets are amortized over the terms of the related agreement or the Company's estimate of the useful life if there are no definite terms.

                             WASTE MANAGEMENT, INC.

Landfill operating permits are not presented above and are included in landfill assets and amortized using the Company's landfill amortization method. The intangible asset amortization expense estimated as of December 31, 2001, for the five years following 2001 is as follows (in millions):

2002   2003   2004   2005   2006
----   ----   ----   ----   ----
$34    $30    $22    $13     $7

     As of June 30, 2002, the amount of goodwill attributable to WTI was approximately $783 million. The remaining goodwill balance of approximately $4,252 million was attributable to NASW (excluding WTI).

  SFAS NO. 143

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 requires amounts initially recognized as an asset retirement obligation to be measured at fair value. The recognized asset retirement cost is capitalized as part of the cost of the asset and is depreciated over the useful life of the asset. The Company expects to adopt SFAS No. 143 beginning January 1, 2003 and to record a cumulative effect of a change in accounting principle.

     SFAS No. 143 will impact the Company's accounting for its landfill operations. Costs associated with future capping activities that occur during the operating life of a landfill, which are currently recognized on an undiscounted basis over the operating life of the landfill as airspace is consumed, will be accounted for as an asset retirement obligation under SFAS No. 143, on a discounted basis. The Company expects to recognize landfill retirement obligations, which relate to capping, other closure and post-closure activities, over the operating life of a landfill as landfill airspace is consumed. These obligations will be initially measured at estimated fair value. Fair value will be measured on a present value basis, using a credit-adjusted, risk-free rate, which will be a higher rate than the risk-free rate the Company currently uses for discounting its final closure and post-closure obligations. Interest will be accreted on landfill retirement obligations using the effective interest method. Landfill retirement costs, which will be capitalized as part of the landfill asset, will be amortized using the Company's existing landfill accounting practices. The Company is addressing which of its other assets may be affected by the provisions of SFAS No. 143. The Company's management has not yet determined the pro forma, cumulative or future effects of the adoption of SFAS No. 143 on its results of operations or financial position. The adoption of SFAS No. 143 will have no effect on the Company's cash flow.

  SFAS NO. 144

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes Statement of Financial Accounting Standards No. 121. SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more divestiture transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset, or group of assets if the cash flows from those assets cannot be independently and separately identified, is not recoverable. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate a company's own assumptions about its use of the asset or asset group and must factor in all available evidence. The Company adopted SFAS No. 144 on January 1,

                             WASTE MANAGEMENT, INC.

2002. Upon initial application of SFAS No. 144, certain previously held-for-sale assets did not meet SFAS No. 144 criteria to be held-for-sale because their anticipated sale is in 2003. However, under the transition provisions of SFAS No. 144, the Company has until December 31, 2002 to either sell these assets or meet the new held-for-sale criteria to avoid reclassifying the assets to held-for-use.

  SFAS NO. 145

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. Upon the adoption of SFAS No. 145, the Company will reclassify certain items in its prior period statements of operations to conform to the presentation required by SFAS No.
145. Under SFAS No. 145, the Company will report gains and losses on the extinguishment of debt in pre-tax earnings rather than in extraordinary items.

  SFAS NO. 146

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     When we make statements containing projections about our accounting and finances, about our plans and objectives for the future, about our future economic performance or statements containing any other projections or estimates about our assumptions relating to these types of statements, we are making forward-looking statements. The statements usually relate to future events and anticipated revenues, earnings or other aspects of our operations or operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. You should view such statements with caution. These statements are not guarantees of future performance or events. All phases of our business are subject to uncertainties, risks and other influences, many of which we have no control over. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statements as a result of future events or developments.

     Outlined below are some of the risks that we face and that could affect our business and financial statements for the remainder of 2002 and beyond. However, they are not the only risks that we face. There may be additional risks that we do not presently know or that we currently believe are immaterial which could also impair our business.

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

     -  the outcome of litigation;

     - whether there will be any appeals to the approval of the $457 million class action lawsuit settlement;

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

     - the effects of general economic conditions, including the ability of insurers to fully or timely meet their contractual commitments and of surety companies to continue to issue surety bonds;

     - possible defaults under our credit agreements if cash flows are less than we expect or capital expenditures are more than we expect, and the possibility that we cannot obtain additional capital on acceptable terms if needed; and

     - possible errors or problems with our recently deployed and in process enterprise-wide software and technology systems.

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

     In addition to our North America solid waste ("NASW") operations, we previously reported additional operations in our WM International and Non-Solid Waste segments. All of our WM International operations and most of our Non-Solid Waste operations were sold in 2000 and 2001. Beginning in 2001, we reported a segment called "Other," comprised of our remaining non-core operations, which included our geosynthetic manufacturing and installation services and independent power production plants ("IPPs"). The geosynthetic manufacturing and installation services were sold in February 2002. In the third quarter of 2001, we reclassified all but one of our IPPs from held-for-sale to held-for-use and in the first quarter of 2002, reclassified the IPPs from the "Other" reportable segment to the Wheelabrator Technologies Inc. ("WTI") operations included in our single reportable segment, NASW.

  CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

     In preparing our financial statements, we make several estimates and assumptions that affect our assets and liabilities and revenues and expenses for our one reportable segment, NASW operations. We must make these estimates and assumptions because certain of the information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to our accounting for landfills, environmental liabilities and asset impairments, as described below.

     Accounting for Landfills -- We account for certain costs at our landfills using the "units-of-consumption" method, which means we expense amounts for certain landfill costs and landfill final closure and post-closure costs for each unit of waste as it is accepted for disposal at the landfills. This accounting method requires us to make estimates and assumptions, as described below. Any changes in our estimates are made prospectively.

        Landfill Costs -- We estimate the total cost to develop each landfill site to its final capacity. This includes certain projected landfill site costs that are uncertain because they are dependent on future events that may or may not occur. These costs include amounts previously capitalized (net of accumulated airspace amortization), and future projected costs for common site costs (purchase and development costs), liner construction costs, operating construction costs, and capitalized interest costs.

        Final Closure and Post-Closure Costs -- The costs for final closure and post-closure obligations at landfills we own or operate are generally estimated based on our interpretations of current requirements and proposed or anticipated regulatory changes. The estimates for landfill final closure and post-closure costs also consider when the costs would actually be paid and factor in, where appropriate, inflation and discount rates. The possibility of changing legal and regulatory requirements and the forward looking nature of these types of costs make any estimation or assumption less certain.

        Available Airspace -- Our engineers determine the remaining capacity at our landfills by estimating the available airspace. This is done by using surveys and other methods to calculate, based on height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of before the landfill has reached its final capacity.

        Expansion Airspace -- We will also consider currently unpermitted airspace in our estimate of remaining capacity in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the expansion permit application to be submitted within one year, and the expansion permit to be received within five years. Second, we must believe the success of obtaining the expansion permit is probable, using the following criteria:

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

        These criteria are initially evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. However, our policy provides that, based on the facts and circumstances of a specific landfill, exceptions to these criteria may be permitted. Exceptions to these criteria must be approved through a landfill-specific approval process that includes the approval from the Chief Financial Officer and a review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 101 landfill sites with expansions at June 30, 2002, 27 landfills required the Chief Financial Officer to approve an exception to the criteria. Approximately two-thirds of these exceptions were due to legal or community issues that could impede the expansion process, while the remaining were primarily due to permit application processes beyond the one-year limit, which in most cases were due to state-specific permitting procedures. When we include the expansion airspace in our calculations of available airspace, we also include the projected costs for development and final closure and post-closure of the expansion in the amortization basis of the landfill.

        It is possible that our estimates or assumptions will ultimately turn out to be significantly different from actual results. In some cases we may be unsuccessful in obtaining an expansion permit or we may determine that an expansion permit that we previously thought was probable becomes unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or our belief that we will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing, as described below, and lower profitability may be experienced due to higher amortization rates, higher final closure and post-closure rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace.

        After determining the costs at our landfills, including final closure and post-closure costs, and the available and probable expansion airspace, we then determine the per ton rate that will be expensed. We look at factors such as the waste stream, geography and rate of compaction, among others, to determine the number of tons it will take to fill the available and probable expansion airspace. We then divide our costs by that number of tons, giving us the rate per ton to expense.

     Environmental Remediation Liabilities -- Under current laws and regulations, we may have liability for environmental damage caused by our operations, or for damage caused by conditions that existed before we acquired a particular site. Remedial costs are all costs relating to the remedy of any identified situation that occurs by natural causes or human error not expected in the normal course of business. These costs include costs relating to legal defense, potentially responsible party ("PRP") investigation, settlement, and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We estimate costs required to remediate sites where liability is probable based on site-specific facts and circumstances. We routinely review and evaluate sites that require remediation, including sites listed on the EPA's National Priorities List ("NPL sites"). We consider whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we were connected with the site. Next, we review the same information with respect to other named and unnamed PRPs. We then estimate the cost for the likely remedy, which is based on:

     - Management's judgment and experience in remediating our own and unrelated parties' sites;

     - Information available from regulatory agencies as to costs of remediation;

     - The number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and

     -  The typical allocation of costs among PRPs.

     These estimates are sometimes a range of possible outcomes. In those cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of the ranges in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. Were we to use the high end of such ranges, it is reasonably possible that our potential liability would be approximately $258 million higher on a discounted basis in the aggregate than the estimate recorded in the consolidated financial statements as of June 30, 2002. As used in this context, "reasonably possible" means we believe it is more than remote but less than likely.

     Asset Impairments -- Our long-lived assets, including landfills and landfill expansions, are carried on our financial statements based on their cost less accumulated depreciation or amortization. However, accounting standards require us to write-down these assets if they become impaired. If significant events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flow, we measure any impairment by comparing the fair value of the asset to its carrying value. Fair value is determined by either an actual third-party evaluation or an internally developed discounted projected cash flow analysis of the asset. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the triggering event occurs.

     Typical indicators that an asset may be impaired include:

     -  A significant decrease in the market price of an asset or asset group;

     - A significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition;

     - A significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group, including an adverse action or assessment by a regulator;

     - An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

     - Current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or

     - A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

     If any of these indicators occur, we review the asset to determine whether there has been an impairment. Several of these indicators are beyond our control, and we cannot predict with any certainty whether or not they will occur. Additionally, estimating future cash flows requires significant judgment and our projections may vary from cash flows eventually realized.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     The following table presents, for the periods indicated, the period to period change in dollars (in millions) and percentages for the respective consolidated statements of operations line items.

                                                    PERIOD TO PERIOD     PERIOD TO PERIOD
                                                     CHANGE FOR THE       CHANGE FOR THE
                                                      THREE MONTHS          SIX MONTHS
                                                     ENDED JUNE 30,       ENDED JUNE 30,
                                                     2002 AND 2001        2002 AND 2001
                                                    ----------------     ----------------
STATEMENT OF OPERATIONS:
Operating revenues................................  $ (90)     (3.1)%    $(200)     (3.5)%
                                                    -----                -----
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below)....................    (43)     (2.5)      (124)     (3.7)
  Selling, general and administrative.............    (39)     (9.8)       (41)     (5.2)
  Depreciation and amortization...................    (28)     (8.2)       (69)    (10.2)
  Restructuring...................................     --        --         37       N/A
  Asset impairments and unusual items.............     (3)   (100.0)       (14)   (175.0)
                                                    -----                -----
                                                     (113)     (4.6)      (211)     (4.4)
                                                    -----                -----
Income from operations............................     23       5.2         11       1.4
                                                    -----                -----
Other income (expense):
  Interest expense................................     31      21.1         69      22.9
  Interest and other income, net..................     (6)    (50.0)       (23)    (65.7)
  Minority interest...............................     --        --         --        --
                                                    -----                -----
                                                       25      18.2         46      17.1
                                                    -----                -----
Income before income taxes........................     48      15.8         57      11.0
Provision for income taxes........................     22      19.5         17       8.4
                                                    -----                -----
Income before extraordinary items and cumulative
  effect of changes in accounting principle.......  $  26      13.6%     $  40      12.7%
                                                    =====                =====

     The following table presents, for the periods indicated, the percentage relationship that the respective consolidated statements of operations line items bear to operating revenues:

                                                          THREE MONTHS       SIX MONTHS
                                                         ENDED JUNE 30,    ENDED JUNE 30,
                                                         ---------------   ---------------
                                                          2002     2001     2002     2001
                                                         ------   ------   ------   ------
STATEMENT OF OPERATIONS:
Operating revenues.....................................  100.0%   100.0%   100.0%   100.0%
                                                         -----    -----    -----    -----
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)......................................   59.8     59.4     59.9     60.0
  Selling, general and administrative..................   12.7     13.7     13.7     14.0
  Depreciation and amortization........................   11.1     11.7     11.2     12.0
  Restructuring........................................     --       --      0.7       --
  Asset impairments and unusual items..................     --      0.1     (0.1)     0.1
                                                         -----    -----    -----    -----
                                                          83.6     84.9     85.4     86.1
                                                         -----    -----    -----    -----
Income from operations.................................   16.4     15.1     14.6     13.9
                                                         -----    -----    -----    -----
Other income (expense):
  Interest expense.....................................   (4.1)    (5.0)    (4.3)    (5.3)
  Interest and other income, net.......................    0.3      0.4      0.2      0.6
  Minority interest....................................   (0.1)    (0.1)      --       --
                                                         -----    -----    -----    -----
                                                           3.9      4.7     (4.1)    (4.7)
                                                         -----    -----    -----    -----
Income before income taxes.............................   12.5     10.4     10.5      9.2
Provision for income taxes.............................    4.8      3.8      4.0      3.6
                                                         -----    -----    -----    -----
Income before extraordinary items and cumulative effect
  of changes in accounting principle...................    7.7%     6.6%     6.5%     5.6%
                                                         =====    =====    =====    =====

  OPERATING REVENUES

     For the three and six months ended June 30, 2002, our operating revenues decreased $90 million, or 3.1%, and $200 million, or 3.5%, respectively, as compared to the corresponding 2001 periods. Of the amounts, $42 million and $126 million, respectively, was attributable to lower operating revenues from our NASW operations for the three and six months ended June 30, 2002 as compared to the corresponding prior year periods. The remainder was primarily due to divestitures of non-NASW operations.

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

     The mix of NASW operating revenues for the three and six months ended June 30, 2002 and 2001 is reflected in the table below. The presentation of prior period operating revenues has been conformed to the current period presentation:

                                    [CHART]

                                                     THREE         THREE
                                                     MONTHS        MONTHS      SIX MONTHS    SIX MONTHS
                                                   ENDED JUNE    ENDED JUNE    ENDED JUNE    ENDED JUNE
                                                    30, 2002      30, 2001      30, 2002      30, 2001
                                                   ----------    ----------    ----------    ----------
Collection                                           $1,916        $1,925        $3,739        $3,779

Landfill                                             $  694        $  718        $1,289        $1,344

Transfer                                             $  375        $  384        $  691        $  712

WTI (waste-to-energy and IPPs)                       $  193        $  212        $  375        $  407

Recycling and other                                  $  161        $  154        $  295        $  301

Intercompany                                         $ (514)       $ (526)       $ (963)       $ (991)
                                                     ------        ------        ------        ------

Total                                                $2,825        $2,867        $5,426        $5,552
                                                     ======        ======        ======        ======


     The change in NASW revenues of $42 million and $126 million for the three and six months ended June 30, 2002, respectively, is reflected in the table below (in millions).

                                                           PERIOD TO         PERIOD TO
                                                         PERIOD CHANGE     PERIOD CHANGE
                                                         FOR THE THREE      FOR THE SIX
                                                         MONTHS ENDED       MONTHS ENDED
                                                         JUNE 30, 2002     JUNE 30, 2002
                                                           AND 2001           AND 2001
                                                         -------------     --------------
Price:
  Commodity price......................................  $ 11     0.4%     $  (9)   (0.2)%
  Electricity price....................................   (18)   (0.6)       (33)   (0.6)
  Fuel price...........................................    (7)   (0.2)       (23)   (0.4)
  Other price..........................................    13     0.4         57     1.0
                                                         ----    ----      -----    ----
Total price............................................    (1)     --         (8)   (0.2)
Volume.................................................   (57)   (2.0)      (145)   (2.6)
                                                         ----    ----      -----    ----
Internal growth........................................   (58)   (2.0)      (153)   (2.8)
Acquisitions...........................................    20     0.6         38     0.7
Divestiture............................................    (3)   (0.1)        (5)   (0.1)
Foreign currency translation...........................    (1)     --         (6)   (0.1)
                                                         ----    ----      -----    ----
                                                         $(42)   (1.5)%    $(126)   (2.3)%
                                                         ====    ====      =====    ====

     We experienced negative internal growth for the three and six months ended June 30, 2002, as compared to the same periods of the prior year, of $57 million or 2.0%, and $145 million or 2.6%, for the three and six months ended June 30, 2002, respectively, which is substantially volume related. The volume changes are largely related to reduced commercial and industrial collection volumes principally in the eastern and midwestern areas of the United States, and reduced landfill volumes, substantially attributable to the eastern and western areas of the United States. The lagging economy and increased competition, particularly in the higher margin commercial and industrial collection operations, resulted in reduced volumes. Volumes were also negatively affected $12 million and $18 million for the three and six months ended June 30, 2002, respectively, by lower construction activities at certain of our waste-to-energy facilities.

     Pricing remained flat for the quarter, but declined $8 million, or 0.2%, for the six months ended June 30, 2002. Revenue from commodity prices increased $11 million for the three months ended June 30, 2002 and decreased $9 million for the six months ended June 30, 2002. The increase in the current quarter is attributable to the significant increase in OCC commodity prices beginning in the second quarter of 2002. Reduced electricity rates in 2002 in California compared with last year have negatively impacted revenue change due to price from our IPPs by $18 million and $33 million for the three and six months ended June 30, 2002, respectively. Further, reduced diesel fuel costs in the current year resulted in revenues related to our fuel surcharge program declining $7 million and $23 million for the three and six months ended June 30, 2002, respectively. However, we substantially offset these price declines with other price increases of $13 million, or 0.4%, and $57 million, or 1.0%, for the three and six months ended June 30, 2002, respectively. These price increases are reflected primarily in the commercial and residential collection operations and the transfer station business.

     Offsetting this negative internal growth was an increase in revenues of $20 million and $38 million for the three and six months ended June 30, 2002, respectively, due to acquisitions of NASW business during 2002 and the full year effect of such acquisitions that were completed in 2001. We also experienced a decrease in revenue of $4 million and $11 million for the three and six months ended June 30, 2002, respectively, due to divestitures of NASW operations and the effect of foreign currency fluctuations related to the Canadian dollar.

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

     Operating costs and expenses decreased $43 million, or 2.5%, and $124 million, or 3.7%, for the three and six months ended June 30, 2002, respectively, compared to the prior year periods. As a percentage of operating revenues, operating costs and expenses were 59.8% and 59.9% for the three and six months ended June 30, 2002, respectively, and 59.4% and 60.0% for the corresponding prior year periods. In March 2002 we implemented cost cutting initiatives and restructured our field based operations. These savings, as a percentage of operating revenues, were offset by the effect of reduced revenues caused by the slowing economy in North America. As a result, operating costs and expenses as a percentage of revenue were relatively consistent for the comparative prior periods.

 SELLING, GENERAL AND ADMINISTRATIVE

     Our selling, general and administrative expenses include management salaries, clerical and administrative costs, professional services, facility rentals, provision for doubtful accounts, related insurance costs and costs related to our marketing and sales force.

     Selling, general and administrative expenses decreased $39 million, or 9.8%, and $41 million, or 5.2%, for the three and six months ended June 30, 2002, respectively, as compared to the prior year corresponding period. In addition, as a percentage of operating revenues, our selling, general and administrative expenses decreased from 13.7% to 12.7% for the three months ended June 30, 2001 and 2002, respectively, and decreased from 14.0% to 13.7% for the six months ended June 30, 2001 and 2002, respectively. This decrease in costs is primarily attributable to our implementation of cost cutting measures, such as reducing professional fees, the reductions associated with the March 2002 restructuring, and the effect of divestitures of operations in 2002. These savings were offset by an increase in bad debt expense of $12 million for the six months ended June 30, 2002 compared to the same period of 2001.

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

     Depreciation and amortization expense decreased $28 million, or 8.2%, and $69 million, or 10.2% for the three and six months ended June 30, 2002, respectively, compared to the same three and six month periods of 2001. As a percentage of operating revenues, depreciation and amortization expense was 11.1% and 11.2% for the three and six months ended June 30, 2002, respectively, and 11.7% and 12.0% for the corresponding prior periods. The decrease in depreciation and amortization expense is primarily attributable to our adoption of Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142"), which required that the amortization of all goodwill cease on January 1, 2002. Goodwill amortization for the three and six months ended June 30, 2001 was $39 million, or 1.3% of operating revenues, and $78 million, or 1.4% of operating revenues, respectively. Excluding the effect of goodwill amortization expense in 2001, depreciation and amortization expense as a percentage of revenues increased 0.7% and 0.6% from the three and six months ended June 30, 2001, respectively, compared to the corresponding periods of 2002. Higher depreciation expense was recorded in the first half of 2002 primarily due to significant truck purchases in the last half of 2001. This was substantially offset by lower landfill airspace amortization expense recorded in the first half of 2002 attributable to reduced tonnage accepted at our landfills as compared to the first half of 2001.

 RESTRUCTURING

     In March 2002, we adopted a new organizational structure to better align collection, transport, recycling and disposal resources within market areas. We believe the new structure will yield a number of benefits, including clearer accountability and responsibility for business performance and profitability in specific markets; simplification of structure; cost savings through consolidation of duplicate administrative and other support functions; improved utilization of operating assets; and better customer responsiveness.

     As of June 30, 2002, all of our operations other than WTI and Canadian Waste Services ("CWS") were restructured to reduce the number of field layers of management from four to three and the number of field layers that have administrative and functional staff from four to two. Under the new structure, our approximately 1,200 operating sites, including waste collection depots, transfer stations, landfills and recycling facilities, were restructured into approximately 85 newly established Market Areas. These Market Areas are responsible for the sales and marketing of our services and for directing the delivery of service by the districts. The Market Area is also the profit center, and the districts, all of which used to be profit centers, became cost centers. Each large Market Area is headed by a Vice President and the others are headed by a General Manager. The Market Areas consolidate financial reporting and provide a range of assistance in the areas of finance and accounting, procurement, people, market planning and development, fleet services, recycling, legal services, engineering, regulatory compliance, safety and public affairs to support the districts. These Market Areas all report to one of four Groups that divide the United States geographically, and which were formerly known as our "Areas." CWS, which was restructured in July 2002, and WTI were the fifth and sixth Groups under the previous structure and continue as the fifth and sixth Groups under the new structure.

     In March 2002, we recorded a $37 million pre-tax charge for costs associated with the implementation of the new structure, including $34 million for employee severance and benefit costs and $3 million related to abandoned operating lease agreements. Under the new structure, approximately 1,800 field-level administrative and operational positions have been eliminated. Our obligation for severance payments will continue during the second half of 2002 and, in some cases, into 2003. As of June 30, 2002, payments of $22 million for employee severance and benefits and for abandoned leases had been recorded against the liability that was established in March 2002.

     We expect to incur an additional $5 million of restructuring expenses in the second half of 2002 primarily related to the relocation of employees and the consolidation of facilities to support the new organizational structure, which includes organizational changes in the third quarter of 2002 to our CWS operations.

 ASSET IMPAIRMENTS AND UNUSUAL ITEMS

     During the first quarter of 2002, we recorded a net credit to asset impairments and unusual items primarily due to a reversal of a loss contract reserve of approximately $4 million and adjustments of $5 million for revisions of estimated losses on assets held-for-sale. These amounts were partially offset by asset impairment charges primarily relating to our 2002 restructuring efforts. We incurred no such costs during the second quarter of 2002.

     For the three and six months ended June 30, 2001, asset impairments and unusual items were primarily attributable to our divestiture activities, offset in part by a reversal of a loss contract reserve that was determined to be excessive after a favorable renegotiation of that specific contract.

 INTEREST EXPENSE

     Interest expense decreased by $31 million and $69 million for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. Interest rate swap contracts reduced interest expense by $23 million and $43 million for the three and six months ended June 30, 2002, respectively, and $5 million and $6 million for the corresponding prior year periods. The remaining decrease in interest expense between the second quarter of 2002 and 2001 is primarily due to the repayment or refinancing of debt instruments throughout 2001 and into 2002 at lower interest rates.

 PROVISION FOR INCOME TAXES

     We recorded a provision for income taxes of $135 million and $219 million for the three and six months ended June 30, 2002, respectively, and $113 million and $202 million for the corresponding periods of 2001. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2002 is primarily due to state and local income taxes, offset in part by non-conventional fuel tax credits. For the three and six months ended June 30, 2001, the difference is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles and non-deductible costs associated with the impairment and divestiture of certain businesses. Additionally, in the second quarter of 2001, scheduled Canadian federal and provincial tax rate reductions resulted in a tax benefit of $42 million, which was offset in part by a tax expense of $30 million related to our plan to repatriate certain Canadian capital and earnings previously deemed permanently invested in Canada.

 EXTRAORDINARY ITEMS

     During the first quarter of 2002, we refinanced approximately $49 million of fixed-rate tax exempt bonds maturing in 2011 with variable-rate tax exempt bonds maturing in 2022. As a result, we incurred prepayment penalties and other fees for a total charge, net of tax benefit, of approximately $1 million.

     In the first quarter of 2001, the Company, working with local governmental authorities, refinanced $339 million of fixed-rate tax-exempt bonds maturing through 2008 with $326 million of variable-rate tax-exempt bonds maturing through 2011 and $17 million of fixed-rate bonds that matured later in 2001. We recorded a net extraordinary loss of $1 million for the remaining unamortized premium and issuance costs related to the retired debt.

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

LIQUIDITY AND CAPITAL RESOURCES

     The following is a summary of our cash balances and cash flows for the six months ended June 30, 2002 and 2001 (in millions):

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Cash and cash equivalents at the end of the period..........  $ 720    $ 396
                                                              =====    =====
Cash provided by operating activities.......................  $ 884    $ 866
                                                              =====    =====
Cash used in investing activities...........................  $(449)   $(449)
                                                              =====    =====
Cash used in financing activities...........................  $(447)   $(114)
                                                              =====    =====

     We generated cash flows from operations of $884 million for the six months ended June 30, 2002. During that period, we spent $449 million for investing activities, which was comprised of capital expenditures of $552 million and acquisitions of businesses of $64 million, offset by proceeds from sales of assets and cash generated from other investing activities of $167 million. In addition, we used $447 million for financing activities, which included $500 million spent for our stock buy back program, offset by $30 million of net debt borrowings and $23 million from exercises of common stock options and warrants.

     For the six months ended June 30, 2001, we generated cash flows from operations of approximately $866 million. We used $449 million for our investing activities during the six months ended June 30, 2001. Included in our investing activities for this period were capital expenditures of $474 million and acquisitions of solid waste businesses of $65 million offset by proceeds from sales of assets and other investing activities of $90 million. In addition, we used $114 million for financing activities which is primarily comprised of $133 million of net debt reductions offset by proceeds from exercises of common stock options and warrants and other financing activities.

     The following summary of free cash flows has been prepared to highlight and facilitate understanding of the primary cash flow elements. It is not intended to replace the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, which were prepared in accordance with generally accepted accounting principles. Adjusted free cash flow in the table below, which is not a measure of financial performance in accordance with generally accepted accounting principles, is defined as cash flows from operations less capital expenditures and then adjusted for certain cash flow activity that the Company considers as unusual for the respective periods.

     The analysis of free cash flows for the six months ended June 30, 2002 and 2001 is as follows (in millions):

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
EBITDA(a)...................................................  $1,434   $1,469
Interest paid, net of interest rate swap receipts...........    (242)    (312)
Taxes paid..................................................     (56)     (19)
Change in assets and liabilities, net of effects of
  acquisitions and divestitures, and other..................    (252)    (272)
                                                              ------   ------
Net cash provided by operating activities...................     884      866
Capital expenditures........................................    (552)    (474)
                                                              ------   ------
Free cash flow..............................................     332      392
Adjustments:
  Payments for terminating the WM Holdings' defined benefit
     pension plan...........................................      --       13
  Accounting and consulting services........................      --       64
  Litigation settlements....................................      --       38
  Other.....................................................      --       (1)
                                                              ------   ------
Adjusted free cash flow.....................................  $  332   $  506
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

     Our strategy is to meet our capital needs and contractual obligations first from internally generated funds. We also have bank borrowings available for our capital needs and contractual obligations. Finally, we also, when appropriate, will obtain financing from issuing debt or common stock.

     As of June 30, 2002, we had a $620 million syndicated revolving credit facility (the "Three Year Revolver"), which was increased to $650 million by August 2002, and a $1.75 billion syndicated revolving credit facility (the "Five Year Revolver"). No balances were outstanding from the Company's revolving credit facilities as of December 31, 2001 or June 30, 2002. The Three Year Revolver matures in June 2005 and the Five Year Revolver matures in June 2006. As of June 30, 2002, we had letters of credit in the aggregate amount of approximately $1,570 million (of which approximately $1,450 million are issued under the revolving credit facilities) that generally have terms allowing automatic renewal after a year. At June 30, 2002, we had unused and available credit capacity under these facilities of approximately $920 million.

     We manage our debt portfolio by using interest rate derivatives to achieve our desired position of fixed and floating rate debt of approximately 65% fixed and 35% floating at June 30, 2002. In addition, we periodically enter into financing transactions to secure the then current market interest rate in anticipation of senior debt issuances.

     In May 2002, we privately placed $500 million of 7 3/4% senior unsecured notes due May 15, 2032. Interest on the notes is due on November 15 and May 15 of each year. The net proceeds of the offering were approximately $498 million, after deducting underwriters' discounts and expenses. We used a portion of these proceeds to pay the $300 million of 6.625% senior notes that matured on July 15, 2002, and have invested the remaining proceeds in cash equivalent investments pending their expected use for repayment of a portion of senior notes that will mature during 2002.

     We believe that our available short-term and long-term capital resources are sufficient to fund our capital expenditure and working capital requirements, scheduled debt payments, interest and income tax obligations and other obligations including acquisitions and share repurchases described below. Our capital requirements include (i) capital expenditures for construction and expansion of landfill sites, as well as new trucks and equipment for collection operations, (ii) refurbishments and improvements at waste-to-energy facilities and (iii) business acquisitions. We currently expect to spend approximately $700 million for capital expenditures and approximately $185 million for the purchases of businesses during the final half of 2002.

     We have $285.7 million of 7.7% senior notes due October 1, 2002 and $350 million of 6.5% senior notes due December 15, 2002. We intend to use the remaining funds received from our May 2002 $500 million senior issuance and other sources of long-term financing to refinance the borrowings. However, if other sources of long-term financing are not available, we intend to use our revolving credit facilities. Consequently, we have classified these borrowings as long-term at June 30, 2002 and December 31, 2001 based upon our ability to use our revolving credit facilities, which are both long-term, to refinance these borrowings.

     In February 2002 we announced that our Board of Directors had approved a stock buy back program for up to $1 billion in annual repurchases for each of the next three years. The purchases will be made in open market purchases or privately negotiated transactions primarily using cash flows from operations.

     In March 2002, we entered into an accelerated stock repurchase master agreement to facilitate the repurchase of shares of our common stock. Pursuant to the agreement, we may from time to time enter into transactions to purchase shares from the counterparty for a notional amount equal to the fair market value of the shares on the date that we elect to purchase. Six months from the date of purchase, the parties enter into a settlement pursuant to which, if the weighted average daily market prices for the stock during such six month period (other than certain days during which we are entitled to purchase in the market) times the number of shares initially purchased is greater than the notional amount, we will pay the counterparty the difference. If the weighted average daily market price for the valuation period times the number of shares initially purchased is less than the notional amount, the counterparty will pay us the difference. We have the option of paying the settlement amount, if any, in shares of our common stock or with cash. Were we to settle in shares of common stock, we would issue those shares out of treasury.

     In the first quarter of 2002, we entered into a transaction to purchase stock under the agreement, purchasing approximately 10.9 million shares at $27.46 per share for a total of approximately $300 million. We accounted for the initial payment as a purchase of treasury stock and have classified the future settlement with the counterparty as an equity instrument. Under the agreement, the number of shares to be issued, if we were required to pay the counterparty and elected to net settle in shares, is capped at ten million shares. The settlement will not occur until September 2002, and therefore, we are unable at this time to predict the number of shares, if any, we would have to issue were we to elect that payment option.

     Based on our weighted average stock price through June 30, 2002, and July 31, 2002, we would expect to receive in cash approximately $6 million and $14 million, respectively, from the counterparty to settle the contracts. However, for every one dollar of change in the weighted average price of our common stock during the valuation period, the settlement amount would change by $10.9 million.

     We have also engaged in open market purchases of our common stock during those periods when, per Company policy, there is an open trading window. During the second quarter of 2002, excluding the transaction under the accelerated stock repurchase master agreement, we had repurchased approximately

7.3 million shares for a total of approximately $200 million. As previously announced, our intention is to repurchase up to $1 billion each year, and we currently expect that we will have purchased very close to that amount at the end of 2002.

     In November 2001, we announced that we had entered into an agreement to settle the consolidated class action lawsuit filed against us in July 1999 alleging violations of the federal securities laws by payment of $457 million to the class members. We expect our net cash outflow, after considering insurance, tax deductions and related settlement costs, to be approximately $230 to $240 million. The Court approved the settlement in April 2002; however, there is currently a motion to vacate pending before the Court. If the Court denies the motion, a thirty day appeal period will begin. If an appeal is filed, the judgment will not become final until all appeals are exhausted or dismissed. We do not have to pay the settlement until the judgment is final. However, our settlement fund began to accrue interest, at the Federal Funds rate, beginning June 30, 2002. We currently expect that we will fund the settlement in late 2002.

SPECIAL PURPOSE ENTITIES

     On June 30, 2000, two limited liability companies ("LLCs") were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we operate under an agreement with the owner. John Hancock Life Insurance Company ("Hancock") has a 99.5% ownership in one of the LLCs. The second LLC is 99.5% collectively owned by Hancock and the CIT Group ("CIT"). We have a 0.5% interest in both LLCs. Hancock and CIT made an initial investment of approximately $167 million in the LLCs. The LLCs used these proceeds to purchase the three waste-to-energy facilities that we operate and assumed the seller's indebtedness related to these facilities. Under the LLC agreements the LLCs shall be dissolved upon the occurrence of any of the following events: (i) a written decision of all the members of the LLCs to dissolve the LLCs, (ii) December 31, 2063, (iii) the entry of a decree of judicial dissolution under the Delaware Limited Liability Company Act, or (iv) the LLCs cease to own any interest in these waste-to-energy facilities. Additionally, income, losses and cash flows are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, the amounts will be allocated 20% to Hancock and CIT and 80% to us. We do not expect Hancock and CIT to achieve the targeted returns in 2002. We account for the underlying leases as operating leases. As of June 30, 2002, the remaining aggregate lease commitments related to these waste-to-energy facilities are $389 million.

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

     We are the manager of the LLCs but there are significant limitations on the powers of the manager under the LLC agreements. Accordingly, we account for our interest in the LLCs under the equity method of accounting. These investments have a carrying value of approximately $1 million at both June 30, 2002 and December 31, 2001. If we were required to consolidate the LLCs, we would record approximately $420 million in assets, and $209 million of debt as of June 30, 2002. The remaining balance that would be recorded would primarily be minority interest. There would be no material net impact to our results of operations if we consolidated the LLCs instead of accounting for them under the equity method.

ACCOUNTING FOR STOCK OPTIONS

     We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended, under which no compensation cost for stock options is recognized when granted with an exercise price equal to fair value. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), establishes accounting and annual disclosure requirements for options granted after 1995 using a fair-value-based method of accounting. As of June 30, 2002, we had 47.6 million stock options and warrants outstanding. The weighted average fair value per share of stock options and warrants granted during the three and six months ended June 30, 2002 was $9.17 and $9.24, respectively. This value is estimated using the Black-Scholes option-pricing model, a formula that calculates an assumed value of stock options based on appreciation and interest assumptions. The fair value calculation using Black-Scholes is not necessarily indicative of the actual value of a stock option.

     If we applied the recognition provisions of SFAS No. 123, we would have recognized additional compensation expense of approximately $32 million, or $(0.03) per share, and $59 million, or $(0.06) per share, for the three and six months ended June 30, 2002, respectively.

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

     We believe that inflation has not had, and is not expected to have, any material adverse effect on the results of our operations in the near future.

NEW ACCOUNTING PRONOUNCEMENTS

  SFAS NO. 141 AND SFAS NO. 142

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, and SFAS No. 142. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill that arose from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 required the continuation of the amortization of goodwill and all intangible assets through December 31, 2001. The amortization of existing goodwill ceased on January 1, 2002. After January 1, 2002, SFAS No. 142 requires a two-step impairment approach for goodwill. Companies must first determine whether goodwill is impaired and if so, they must value that impairment based on the amount by which the book value exceeds the estimated fair value. Companies have six months from the date they initially apply SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new accounting pronouncement must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill must be tested for impairment annually and impairment losses must be presented in the operating section of the income statement unless they are associated with a discontinued operation. In those cases, any impairment losses will be included, net of tax, within the results of discontinued operations.

     In accordance with our adoption of SFAS No. 141, we will continue to use the purchase method of accounting for our business combinations. In accordance with our adoption of SFAS No. 142, we have not amortized goodwill from any acquisitions that occurred after June 30, 2001. We have no intangible assets, other than goodwill, that have ceased being amortized upon adoption of SFAS No. 142.

     Adopting SFAS No. 141 required us to write-off net negative goodwill of approximately $2 million, which was recorded as a credit to cumulative effect of change in accounting principle in the first quarter of 2002. In accordance with SFAS No. 142, goodwill is required to be tested for impairment at the reporting unit, which is generally defined as an operating segment or a component of an operating segment in certain circumstances. For the purposes of applying SFAS No. 142, we have identified seven reporting units, which are the six components of our NASW (excluding WTI) and WTI, as described in Note 9, "Segment and Related Information" to the financial statements included herein. We incurred no impairment of goodwill upon our initial adoption of SFAS No. 142. However, there can be no assurance that goodwill will not be impaired at any time in the future.

     The following schedule reflects the three and six months ended June 30, 2001 adjusted net income (excluding goodwill and negative goodwill amortization) as compared to the results of operations for the three and six months ended June 30, 2002 (in millions, except per share amounts).

                                                          THREE MONTHS       SIX MONTHS
                                                         ENDED JUNE 30,    ENDED JUNE 30,
                                                         ---------------   ---------------
                                                          2002     2001     2002     2001
                                                         ------   ------   ------   ------
Reported net income....................................  $ 217    $ 191    $ 355    $ 315
Add back: goodwill amortization, net of taxes..........     --       31       --       62
                                                         -----    -----    -----    -----
Adjusted net income....................................  $ 217    $ 222    $ 355    $ 377
                                                         =====    =====    =====    =====
BASIC EARNINGS PER COMMON SHARE:
Reported net income....................................  $0.35    $0.31    $0.57    $0.50
Goodwill amortization, net of taxes....................     --     0.05       --     0.10
                                                         -----    -----    -----    -----
Adjusted net income....................................  $0.35    $0.36    $0.57    $0.60
                                                         =====    =====    =====    =====
DILUTED EARNINGS PER COMMON SHARE:
Reported net income....................................  $0.35    $0.30    $0.57    $0.50
Goodwill amortization, net of taxes....................     --     0.05       --     0.10
                                                         -----    -----    -----    -----
Adjusted net income....................................  $0.35    $0.35    $0.57    $0.60
                                                         =====    =====    =====    =====

     Our intangible assets as of June 30, 2002 were comprised of the following (in millions):

                                                            COVENANTS   LICENSES,
                                                 CUSTOMER    NOT-TO-     PERMITS
                                                  LISTS      COMPETE    AND OTHER    TOTAL
                                                 --------   ---------   ----------   -----
Intangible assets..............................    $127       $ 95         $18       $ 240
Less accumulated amortization..................     (70)       (53)         (6)       (129)
                                                   ----       ----         ---       -----
                                                   $ 57       $ 42         $12       $ 111
                                                   ====       ====         ===       =====

     Intangible assets are recorded at cost and amortized on a straight-line basis. Customer lists are generally amortized over five to seven years. Covenants not-to-compete are amortized over the term of the agreement, which is generally three to five years. Licenses, permits and other intangible assets are amortized over the terms of the related agreement or the Company's estimate of the useful life if there are no definite terms. Landfill operating permits are not presented above and are recognized in a combined basis with other landfill assets and amortized using our landfill amortization method. The intangible asset amortization expense estimated as of December 31, 2001, for the five years following 2001 is as follows (in millions):

2002   2003   2004   2005   2006
----   ----   ----   ----   ----
$34    $30    $22    $13     $7

     As of June 30, 2002, the amount of goodwill attributable to WTI was approximately $783 million. The remaining goodwill balance of approximately $4,252 million was attributable to NASW (excluding WTI).

  SFAS NO. 143

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 requires amounts initially recognized as an asset retirement obligation to be measured at fair value. The recognized asset retirement cost is capitalized as part of the cost of the asset and is depreciated over the useful life of the asset. We expect to adopt SFAS No. 143 beginning January 1, 2003 and to record a cumulative effect of a change in accounting principle.

     SFAS No. 143 will impact our accounting for our landfill operations. Costs associated with future capping activities that occur during the operating life of a landfill, which are currently recognized on an undiscounted basis over the operating life of the landfill as airspace is consumed, will be accounted for as an asset retirement obligation under SFAS No. 143, on a discounted basis. We expect to recognize landfill retirement obligations, which relate to capping and other closure and post-closure activities, over the operating life of a landfill as landfill airspace is consumed and the obligation is incurred. These obligations will be initially measured at estimated fair value. Fair value will be measured on a present value basis, using a credit-adjusted, risk-free rate, which will be a higher rate than the risk-free rate we currently use for discounting final closure and post-closure obligations. Interest will be accreted on landfill retirement obligations using the effective interest method. Landfill retirement costs, which will be capitalized as part of the landfill asset, will be amortized using our existing landfill accounting practices. We are addressing which of our other assets may be affected by the provisions of SFAS No. 143. Our management has not yet determined the pro forma, cumulative or future effects of the adoption of SFAS No. 143 on our results of operations or financial position. The adoption of SFAS No. 143 will have no effect on our cash flow.

  SFAS NO. 144

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes Statement of Financial Accounting Standards No. 121. SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more divestiture transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset, or group of assets if the cash flows from those assets cannot be independently and separately identified, is not recoverable. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity's own assumptions about its use of the asset or asset group and must factor in all available evidence. We adopted SFAS No. 144 on January 1, 2002. Upon initial application of this Statement, certain previously held-for-sale assets did not meet SFAS No. 144 criteria to be held-for-sale because their anticipated sale is in 2003. However, under the transition provisions of SFAS No. 144, we have until December 31, 2002 to either sell these assets or meet the new held-for-sale criteria to avoid reclassifying the assets to held-for-use.

  SFAS NO. 145

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for us beginning January 1, 2003. Upon the adoption of SFAS No. 145, we will reclassify certain items in our prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, we will report gains and losses on the extinguishment of debt in pre-tax earnings rather than in extraordinary items.

  SFAS NO. 146

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

     Information regarding our legal proceedings can be found under the "Litigation" section of Note 8, Commitments and Contingencies, to the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At our 2002 Annual Meeting of Stockholders held on May 17, 2002, a proposal to elect the nominees listed in the following table as directors of the Company was submitted to a vote of our stockholders. The following table also shows the results of voting as to each nominee:

                                                                  FOR       WITHHELD
                                                              -----------   ---------
Pastora San Juan Cafferty...................................  541,439,895   9,007,888
Steven G. Rothmeier.........................................  541,483,380   8,964,403

     At the same meeting, the following proposals were also adopted by our stockholders. The voting was as follows:

                                                       FOR        AGAINST     WITHHELD
                                                   -----------   ----------   ---------
Ratification of Ernst & Young LLP as our
  independent auditors for the fiscal year ending
  December 31, 2002..............................  538,230,517   10,084,086   2,132,800
Amendment to Certificate of Incorporation to
  provide for election of directors annually.....  483,768,342    2,456,795   3,028,342

     The following proposal was submitted to our stockholders, but was not approved. The vote was as follows:

                                                     FOR         AGAINST      WITHHELD
                                                  ----------   -----------   ----------
Require disclosure of management's plan to
  oppose privatization..........................  17,564,495   457,281,324   14,407,650

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)Exhibits:

 EXHIBIT NO.                                DESCRIPTION
 -----------                                -----------
     3.1      --    Second Amended and Restated Certificate of Incorporation of
                    Waste Management, Inc.
     3.2      --    Bylaws (as amended) of Waste Management, Inc.
    10.1      --    Waste Management, Inc. Retirement Savings Restoration Plan.
    10.2      --    Revolving Credit Agreement dated the 27th day of June, 2002, by and among Waste Management, Inc., Waste Management
                    Holdings, Inc., each of the financial institutions party
                    thereto, and Fleet National Bank as administrative agent,
                    J.P. Morgan Securities Inc. and Banc of America Securities
                    LLC as joint lead arrangers and joint book managers,
                    JPMorgan Chase Bank and Bank of America, N.A. as
                    co-syndication agents, and Deutsche Bank AG, New York Branch and Citibank, N.A. as co-documentation agent.
    12        --    Computation of Ratio of Earnings to Fixed Charges.

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WASTE MANAGEMENT, INC.

                                          By:    /s/ WILLIAM L. TRUBECK
                                            ------------------------------------
                                                     William L. Trubeck
                                                Executive Vice President and
                                                Chief Administrative Officer
                                               (Principal Financial Officer)

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

Date: August 2, 2002

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
  3.1     --    Second Amended and Restated Certificate of Incorporation of
                Waste Management, Inc.
  3.2     --    Bylaws (as amended) of Waste Management, Inc.
 10.1     --    Waste Management, Inc. Retirement Savings Restoration Plan.
 10.2     --    Revolving Credit Agreement dated the 27th day of June, 2002, by and among Waste Management, Inc., Waste Management
                Holdings, Inc., each of the financial institutions party
                thereto, and Fleet National Bank as administrative agent,
                J.P. Morgan Securities Inc. and Banc of America Securities
                LLC as joint lead arrangers and joint book managers,
                JPMorgan Chase Bank and Bank of America, N.A. as
                co-syndication agents, and Deutsche Bank AG, New York Branch and Citibank, N.A. as co-documentation agent.
 12       --    Computation of Ratio of Earnings to Fixed Charges.