Form 10-Q
period 2002-09-30
WASTE MANAGEMENT INC
filed 2002-11-01
CIK 823768

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

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, of the registrant outstanding at October 28, 2002 was 608,679,670 (excluding treasury shares of 21,628,363).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                             WASTE MANAGEMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN MILLIONS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................     $   656        $   730
  Accounts receivable, net of allowance for doubtful
     accounts of $61 and $73, respectively..................       1,490          1,355
  Notes and other receivables...............................         265            314
  Parts and supplies........................................          81             83
  Deferred income taxes.....................................         439            426
  Prepaid expenses and other................................         148            216
                                                                 -------        -------
     Total current assets...................................       3,079          3,124
Property and equipment, net of accumulated depreciation and
  amortization of $8,359 and $7,578, respectively...........      10,539         10,357
Goodwill....................................................       5,047          4,998
Other intangible assets, net................................         109            123
Other assets................................................       1,215            888
                                                                 -------        -------
     Total assets...........................................     $19,989        $19,490
                                                                 =======        =======
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $   533        $   672
  Accrued liabilities.......................................       2,320          2,160
  Deferred revenues.........................................         407            374
  Current portion of long-term debt.........................         375            515
                                                                 -------        -------
     Total current liabilities..............................       3,635          3,721
Long-term debt, less current portion........................       8,151          7,709
Deferred income taxes.......................................       1,233          1,127
Environmental liabilities...................................         898            825
Other liabilities...........................................         646            703
                                                                 -------        -------
     Total liabilities......................................      14,563         14,085
                                                                 -------        -------
Minority interest in subsidiaries...........................          16             13
                                                                 -------        -------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 1,500,000,000 shares
     authorized; 630,308,032 and 630,331,591 shares issued,
     respectively...........................................           6              6
  Additional paid-in capital................................       4,519          4,523
  Retained earnings.........................................       1,637          1,057
  Accumulated other comprehensive loss......................        (194)          (148)
  Restricted stock unearned compensation....................          --             (2)
  Treasury stock at cost, 21,650,089 and 2,313,883 shares,
     respectively...........................................        (558)           (44)
                                                                 -------        -------
     Total stockholders' equity.............................       5,410          5,392
                                                                 -------        -------
     Total liabilities and stockholders' equity.............     $19,989        $19,490
                                                                 =======        =======

           See notes to condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS           NINE MONTHS
                                                           ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                           --------------------   --------------------
                                                             2002        2001       2002        2001
                                                           --------    --------   --------    --------
Operating revenues.......................................   $2,896      $2,897     $8,330      $8,531
                                                            ------      ------     ------      ------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)........................................    1,746       1,693      5,000       5,071
  Selling, general and administrative....................      376         383      1,122       1,170
  Depreciation and amortization..........................      311         352        918       1,028
  Restructuring..........................................        1          --         38          --
  Asset impairments and unusual items....................       (3)        354         (9)        362
                                                            ------      ------     ------      ------
                                                             2,431       2,782      7,069       7,631
                                                            ------      ------     ------      ------
Income from operations...................................      465         115      1,261         900
                                                            ------      ------     ------      ------
Other income (expense):
  Interest expense.......................................     (118)       (124)      (350)       (425)
  Interest income........................................        5           7         14          34
  Minority interest......................................       (1)         --         (4)         (3)
  Other income, net......................................        1           1          4           9
                                                            ------      ------     ------      ------
                                                              (113)       (116)      (336)       (385)
                                                            ------      ------     ------      ------
Income (loss) before income taxes........................      352          (1)       925         515
Provision for (benefit from) income taxes................      121         (32)       340         170
                                                            ------      ------     ------      ------
Income before extraordinary item and cumulative effect of
  changes in accounting principle........................      231          31        585         345
Extraordinary loss on early retirement of debt, net of
  income tax benefit of $0 and $1 for both the three and
  nine months ended September 30, 2002 and 2001,
  respectively...........................................       --          (1)        (1)         (2)
Cumulative effect of changes in accounting principle, net
  of income tax expense of $0 and $2 for the nine months
  ended September 30, 2002 and 2001, respectively........       --          --          2           2
                                                            ------      ------     ------      ------
Net income...............................................   $  231      $   30     $  586      $  345
                                                            ======      ======     ======      ======
Basic earnings per common share:
  Income before extraordinary item and cumulative effect
     of changes in accounting principle..................   $ 0.38      $ 0.05     $ 0.95      $ 0.55
  Extraordinary item.....................................       --          --         --          --
  Cumulative effect of changes in accounting principle...       --          --         --          --
                                                            ------      ------     ------      ------
Net income...............................................   $ 0.38      $ 0.05     $ 0.95      $ 0.55
                                                            ======      ======     ======      ======
Diluted earnings per common share:
  Income before extraordinary item and cumulative effect
     of changes in accounting principle..................   $ 0.38      $ 0.05     $ 0.94      $ 0.55
  Extraordinary item.....................................       --          --         --          --
  Cumulative effect of changes in accounting principle...       --          --         --          --
                                                            ------      ------     ------      ------
Net income...............................................   $ 0.38      $ 0.05     $ 0.94      $ 0.55
                                                            ======      ======     ======      ======
Cash dividends declared per common share.................   $ 0.01      $ 0.01     $ 0.01      $ 0.01
                                                            ======      ======     ======      ======

           See notes to condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2002      2001
                                                              ------   --------
Cash flows from operating activities:
  Net income................................................  $ 586    $   345
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Provision for bad debts..............................     26         10
       Depreciation and amortization........................    918      1,028
       Deferred income tax provision........................    107         39
       Minority interest in subsidiaries....................      4          3
       Net gain on disposal of assets.......................     (7)       (15)
       Effect of asset impairments and unusual items........     (9)       362
       Change in assets and liabilities, net of effects of
        acquisitions and divestitures:
          Receivables.......................................    (61)       (80)
          Prepaid expenses and other current assets.........    (12)        11
          Other assets......................................      6        (16)
          Accounts payable and accrued liabilities..........    (59)      (153)
          Deferred revenues and other liabilities...........     28        (26)
                                                              -----    -------
Net cash provided by operating activities...................  1,527      1,508
                                                              -----    -------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired..........   (125)       (95)
  Capital expenditures......................................   (914)      (843)
  Proceeds from divestitures of businesses, net of cash
     divested, and other sales of assets....................     82         42
  Other.....................................................    174        109
                                                              -----    -------
Net cash used in investing activities.......................   (783)      (787)
                                                              -----    -------
Cash flows from financing activities
  New borrowings............................................    498      1,230
  Debt repayments...........................................   (781)    (1,995)
  Common stock repurchases..................................   (561)        --
  Exercise of common stock options and warrants.............     25         46
  Other.....................................................     --        (19)
                                                              -----    -------
Net cash used in financing activities.......................   (819)      (738)
                                                              -----    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      1         (2)
                                                              -----    -------
Decrease in cash and cash equivalents.......................    (74)       (19)
Cash and cash equivalents at beginning of period............    730         94
                                                              -----    -------
Cash and cash equivalents at end of period..................  $ 656    $    75
                                                              =====    =======

           See notes to condensed consolidated financial statements.

                             WASTE MANAGEMENT, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   (IN MILLIONS, EXCEPT SHARES IN THOUSANDS)
                                  (UNAUDITED)

                                                                            ACCUMULATED
                                  COMMON STOCK     ADDITIONAL                  OTHER       RESTRICTED STOCK   TREASURY STOCK
                                ----------------    PAID-IN     RETAINED   COMPREHENSIVE       UNEARNED       ---------------
                                SHARES    AMOUNT    CAPITAL     EARNINGS       LOSS          COMPENSATION     SHARES   AMOUNT
                                -------   ------   ----------   --------   -------------   ----------------   ------   ------
Balance, December 31, 2001....  630,332     $6       $4,523      $1,057        $(148)            $(2)          2,314   $ (44)
  Net income..................       --     --           --         586           --              --              --      --
  Cash dividends declared.....       --     --           --          (6)          --              --              --      --
  Common stock issued upon
    exercise of stock options
    and warrants, including
    tax benefit of $6.........       --     --           (4)         --           --              --          (1,470)     35
  Common stock repurchases,
    net of settlements........       --     --           --          --           --              --          21,300    (561)
  Earned compensation related
    to restricted stock.......      (12)    --           --          --           --               2              --      --
  Deferred loss on derivative
    instruments, net of tax
    benefit of $32............       --     --           --          --          (49)             --              --      --
  Unrealized loss on
    marketable securities, net
    of tax benefit of $4......       --     --           --          --           (6)             --              --      --
  Cumulative translation
    adjustment of foreign
    currency statements.......       --     --           --          --            9              --              --      --
  Other.......................      (12)    --           --          --           --              --            (494)     12
                                -------     --       ------      ------        -----             ---          ------   -----
Balance, September 30, 2002...  630,308     $6       $4,519      $1,637        $(194)            $--          21,650   $(558)
                                =======     ==       ======      ======        =====             ===          ======   =====

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

     In the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company reported accrued interest of $137 million as a component of accounts payable. In its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, the Company started reporting accrued interest as a component of accrued liabilities instead of accounts payable. In order to conform the prior period presentation of accrued interest to the current period presentation, the Company has reclassified the $137 million of accrued interest at December 31, 2001 to accrued liabilities in the condensed consolidated balance sheet presented elsewhere herein.

     During the second quarter of 2002, the Company reviewed the accounting and reporting for certain contractual arrangements entered into in the mid-1980s relating to a waste-to-energy plant owned by a subsidiary of Wheelabrator Technologies Inc. ("WTI") and determined to change its previous accounting by recording the assets and liabilities associated with these arrangements on the Company's balance sheet. As a result, the Company recorded an increase in property, plant and equipment in the second quarter of 2002 of approximately $72 million; an increase in other long-term assets of approximately $52 million; an increase in debt of approximately $114 million (which included the then current portion of approximately $20 million that was paid in the third quarter of
2002); and an increase in other liabilities of $5 million. The Company also recognized income of $5 million for the quarter ended June 30, 2002 for the adjustments to the accounting for the contractual arrangements. As of September 30, 2002, approximately $94 million of debt, of which $6 million is current, associated with this agreement has been included in the condensed consolidated balance sheet.

                             WASTE MANAGEMENT, INC.

1.  LONG-TERM DEBT

     Long-term debt consisted of the following (in millions):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
Senior notes and debentures, maturing through 2032, interest
  of 6.375% to 8.75%........................................     $6,563          $6,169
4% Convertible subordinated notes due 2002..................         --             427
5.75% Convertible subordinated notes due 2005 (2% interest
  rate and 3.75% issuance discount).........................         32              31
Tax-exempt and project bonds, principal payable in periodic
  installments, maturing through 2031, fixed and variable
  interest rates ranging from 1.63% to 10.0% (weighted
  average interest rate of 4%) at September 30, 2002........      1,731           1,404
Installment loans, notes payable and other, maturing through
  2019, interest from 5% to 12%.............................        200             193
                                                                 ------          ------
                                                                  8,526           8,224
Less current portion........................................        375             515
                                                                 ------          ------
                                                                 $8,151          $7,709
                                                                 ======          ======

     On June 27, 2002, the Company replaced its $750 million syndicated 364 day line of credit with a $620 million syndicated revolving credit facility (the "Three Year Revolver"). During the third quarter of 2002 the credit capacity of the Three Year Revolver was increased to $650 million. The Company maintained its $1.75 billion syndicated revolving credit facility (the "Five Year Revolver"). No balances were outstanding from the Company's revolving credit facilities as of December 31, 2001 or September 30, 2002. The Three Year Revolver matures in June 2005 and the Five Year Revolver matures in June 2006. As of September 30, 2002, the Company had letters of credit in the aggregate amount of approximately $1,600 million (of which approximately $1,490 million were issued under the revolving credit facilities) that generally have terms allowing automatic renewal after a year. At September 30, 2002, the Company had unused and available credit capacity under these facilities of approximately $910 million.

     In May 2002, the Company privately placed $500 million of 7 3/4% senior unsecured notes due May 15, 2032. Interest on the notes is due on November 15 and May 15 of each year. The net proceeds of the offering were approximately $498 million, after deducting underwriters' discounts and expenses. The Company used a portion of these proceeds to pay the $300 million of 6.625% senior notes that matured on July 15, 2002 and utilized the remaining proceeds along with cash on hand to pay the $285.7 million of 7.7% senior notes that matured on October 1, 2002.

     During the first quarter of 2002, the Company refinanced approximately $49 million of fixed-rate tax-exempt bonds maturing in 2011 with variable-rate tax-exempt bonds maturing in 2022. As a result, the Company incurred prepayment penalties and other fees for a total extraordinary item charge, net of tax benefit, of approximately $1 million. Also in the first quarter of 2002, the Company retired its 4% convertible subordinated notes due February 2002 by payment of $427 million to the holders of the outstanding notes.

     The Company has $350 million of 6.5% senior notes due December 15, 2002. The Company also has $450 million of 7.1% senior notes due August 1, 2026 that are subject to early redemption on August 1, 2003 at the option of the holder. The Company has classified these borrowings as long-term at September 30, 2002 based upon its ability to use its revolving credit facilities, which are both long-term, to refinance these borrowings at their respective maturity or repayment dates. The Company intends to pursue other sources of

                             WASTE MANAGEMENT, INC.

long-term financing to refinance the borrowings; however, in the event other sources of long-term financing are not available, the Company intends to use its revolving credit facilities.

     The Company manages its debt portfolio by using interest rate derivatives to achieve a desired position of fixed and floating rate debt, which is approximately 65% fixed and 35% floating at September 30, 2002. Interest rate swap agreements that were outstanding as of December 31, 2001 and September 30, 2002 are set forth in the table below (dollars in millions):

                           NOTIONAL
AS OF                       AMOUNT            RECEIVE                       PAY                     MATURITY DATE
-----                      --------   ------------------------    ------------------------    -------------------------
December 31, 2001........   $   20    Floating   1.88%            Fixed      7.27%            Through December 31, 2012
December 31, 2001........   $1,750    Fixed      6.50% - 8.75%    Floating   3.23% - 4.00%    Through May 1, 2018
September 30, 2002.......   $   19    Floating   1.79%            Fixed      7.27%            Through December 31, 2012
September 30, 2002.......   $2,350    Fixed      6.50% - 8.75%    Floating   3.14% - 4.88%    Through May 1, 2018

                                FAIR
AS OF                         VALUE (A)
-----                      ---------------
December 31, 2001........  $ (2)  (b)
December 31, 2001........  $ --   (c), (d)
September 30, 2002.......  $ (4)  (b)
September 30, 2002.......  $166   (c)

---------------

(a) The fair value for interest rate derivatives is included in the Company's balance sheet as components of other long-term assets and other long-term liabilities.

(b) The interest rate contract's terms do not qualify for hedge accounting. Therefore, the contract is accounted for using mark-to-market accounting and changes in fair value are immediately recognized in interest expense.

(c) The terms of the interest rate contracts and the underlying debt instruments are identical. Accordingly, these interest rate contracts are recorded at fair value and changes in fair value of these interest rate contracts are deferred as an adjustment to the carrying value of the underlying debt instruments and recognized in interest expense over the life of the underlying debt instruments.

(d) The fair value for these interest rate derivatives at December 31, 2001, is comprised of $20 million long-term risk management assets and $20 million long-term risk management liabilities.

     In July 2002, the Company elected to terminate several interest rate swap agreements with a notional amount of $600 million prior to the scheduled maturities and received cash of $55 million (which is comprised of $43 million for the fair value of the swaps that were terminated and $12 million of accrued but unpaid interest receivable) from the counterparties to the interest rate swaps. Under the hedge method of accounting for these types of derivatives, the unamortized adjustment to long-term debt for the terminated swaps remains classified as long-term debt. The proceeds received from the termination of the interest rate swap agreements have been classified as a change in other assets or other liabilities within operating activities in the accompanying condensed consolidated statement of cash flows.

     The carrying value of debt instruments have been increased by approximately $255 million and $62 million as of September 30, 2002 and December 31, 2001, respectively, related to the accounting for interest rate swap contracts. The following table summarizes the accumulated fair value adjustments from interest rate swap agreements by underlying debt instrument category (in millions):

                                                                              SEPTEMBER 30,   DECEMBER 31,
INCREASE IN CARRYING VALUE OF DEBT DUE TO ACCOUNTING FOR INTEREST RATE SWAPS      2002            2001
----------------------------------------------------------------------------  -------------   ------------
Senior notes and debentures:
  Active swap agreements............................................              $166            $--
  Terminated swap agreements........................................                88             60
                                                                                  ----            ---
                                                                                   254             60
Tax-exempt and project bonds:
  Terminated swap agreements........................................                 1              2
                                                                                  ----            ---
                                                                                  $255            $62
                                                                                  ====            ===

                             WASTE MANAGEMENT, INC.

     Interest rate swap agreements reduced interest expense by $21 million and $64 million for the three and nine months ended September 30, 2002, respectively, and $16 million and $21 million for the three and nine months ended September 30, 2001, respectively.

     The Company also entered into hedging agreements in February 2001 and during the second quarter of 2002 to secure the then current market interest rate in anticipation of senior unsecured note issuances. At September 30, 2002, these cash flow hedges resulted in a deferred loss, net of taxes, of $50 million, which is included in accumulated other comprehensive income. The $50 million deferred loss includes $8 million for hedges that have terminated concurrently with a senior unsecured note issuance. Of this $8 million, $1 million (on a pre-tax basis) is scheduled to be reclassified into interest expense over the next 12 months.

     During June 2002, the Company entered into forward contracts, which expire in December 2002 and 2003, and cross-currency swaps, which expire in May 2004, with net notional amounts of $165 million Canadian dollars to mitigate the risk of foreign currency exchange rate fluctuations associated with the conversion of Canadian dollars into US dollars. At September 30, 2002, these derivatives have a net fair value of approximately $3 million and are included in other long-term assets. The Company had no foreign currency derivatives outstanding at December 31, 2001.

2.  INCOME TAXES

     The current and deferred tax obligations associated with the provision for income taxes recorded in the statement of operations are reflected in the accompanying condensed consolidated balance sheets as a component of accrued liabilities and deferred income taxes, respectively. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2002 is primarily due to state and local income taxes, offset in part by non-conventional fuel tax credits. In addition, the Company recognized a tax benefit of approximately $12 million in the third quarter of 2002 due to the anticipated capital gain from a fourth quarter 2002 sale which enables the Company to utilize a previously fully reserved capital loss that arose from a divestiture that occurred earlier in 2002. The remaining benefit will be recognized in the fourth quarter. For the three and nine months ended September 30, 2001, the difference is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles and non-deductible costs associated with the impairment and divestiture of certain businesses. Additionally, in the second quarter of 2001, scheduled Canadian federal and provincial tax rate reductions resulted in a tax benefit of $42 million, which was offset in part by a tax expense of $30 million related to the Company's plan to repatriate certain Canadian capital and earnings previously deemed permanently invested in Canada.

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

     In March of 2002, all of the Company's operations other than WTI and Canadian Waste Services ("CWS") were restructured to reduce the number of field layers of management from four to three and the number of field layers that have administrative and functional staff from four to two. Under the new structure, the Company's approximately 1,200 operating sites, including waste collection depots, transfer stations, landfills and recycling facilities, were restructured into approximately 82 newly established Market Areas. These Market Areas are responsible for the sales and marketing of the Company's services and for directing the delivery of service by the districts. The Market Area is also the profit center, and the districts, all of which

                             WASTE MANAGEMENT, INC.

used to be profit centers, became cost centers. The largest Market Areas are headed by a Vice President and the others are headed by a General Manager. The Market Areas consolidate financial reporting and provide a range of assistance in the areas of finance and accounting, procurement, people, market planning and development, fleet services, recycling, legal services, engineering, regulatory compliance, safety and public affairs to support the districts. These Market Areas all report to one of four Groups that divide the United States geographically, and which were formerly known as the Company's "Areas." CWS, which was restructured into ten newly established Market Areas in July 2002, and WTI were the fifth and sixth Groups under the previous structure and continue as the fifth and sixth Groups under the new structure.

     The Company recorded $1 million and $38 million of pre-tax charges for costs associated with the implementation of the new structure for the three and nine months ended September 30, 2002, respectively. These charges include $36 million for employee severance and benefit costs and $2 million related to abandoned operating lease agreements. The Company expects to incur an additional $3 million of restructuring expenses in the last quarter of 2002 primarily related to the relocation of employees and the consolidation of facilities to support the new organizational structure.

     Under the new structure approximately 1,900 field-level administrative and operational positions have been eliminated. The Company's obligation for severance payments will continue during the last quarter of 2002 and, in some cases, into 2003. As of September 30, 2002, payments of $29 million for employee severance and benefits and for abandoned leases had been recorded against the restructuring liability that was previously established.

4.  EARNINGS PER SHARE

     The following reconciles income before extraordinary item and cumulative effect of changes in accounting principle as presented on the condensed consolidated statements of operations with diluted net income for the purposes of calculating diluted earnings per common share (in millions):

                                                           THREE MONTHS     NINE MONTHS
                                                               ENDED           ENDED
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                           -------------   -------------
                                                           2002    2001    2002    2001
                                                           -----   -----   -----   -----
Income before extraordinary item and cumulative effect of
  changes in accounting principle........................  $231     $31    $585    $345
Interest on convertible securities, net of income
  taxes..................................................    --      --       1      --
                                                           ----     ---    ----    ----
Diluted income before extraordinary item and cumulative
  effect of changes in accounting principle..............   231      31     586     345
Extraordinary loss on early retirement of debt, net of
  income tax benefit.....................................    --      (1)     (1)     (2)
Cumulative effect of changes in accounting principle, net
  of income tax expense..................................    --      --       2       2
                                                           ----     ---    ----    ----
Diluted net income.......................................  $231     $30    $587    $345
                                                           ====     ===    ====    ====

                             WASTE MANAGEMENT, INC.

     The following reconciles the number of common shares outstanding at September 30 of each year to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and diluted earnings per common share (shares in millions):

                                                              THREE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                              -------------   -------------
                                                              2002    2001    2002    2001
                                                              -----   -----   -----   -----
Number of common shares outstanding at end of period........  608.7   627.5   608.7   627.5
  Effect of using weighted average common shares
     outstanding............................................    1.7    (0.5)    8.4    (1.7)
                                                              -----   -----   -----   -----
Basic common shares outstanding.............................  610.4   627.0   617.1   625.8
  Dilutive effect of common stock options and warrants......    2.8     5.3     3.7     4.5
  Dilutive effect of convertible subordinated notes.........     --      --     1.1      --
                                                              -----   -----   -----   -----
Diluted common shares outstanding...........................  613.2   632.3   621.9   630.3
                                                              =====   =====   =====   =====

     For the three months ended September 30, 2002 and the three and nine months ended September 30, 2001, the effect of the Company's convertible subordinated notes is excluded from the diluted earnings per share calculation because its inclusion would be antidilutive.

     At September 30, 2002, there were approximately 47 million shares of common stock potentially issuable with respect to stock options, warrants and convertible debt, of which approximately 25 million shares were not included in the diluted earnings per share computation because their exercise price was greater than the average per share market price of the Company's stock for the three and nine months ended September 30, 2002. Including the impact of these potentially issuable shares in the current period calculations would have been antidilutive for the periods presented, but could further dilute earnings per share in the future.

     In the third quarter of 2002, the Company declared an annual cash dividend of $0.01 per share, or approximately $6 million, to stockholders of record on September 30, 2002, which was paid on October 15, 2002.

5.  DERIVATIVE INSTRUMENT POTENTIALLY SETTLED IN COMMON STOCK

     In the first quarter of 2002, the Company entered into a transaction to purchase stock under an accelerated stock repurchase master agreement, purchasing approximately 10.9 million shares at $27.46 per share for a total of approximately $300 million. Under the agreement, if the weighted average daily market price at the end of the valuation period times the number of shares initially purchased exceeded the approximately $300 million paid by the Company, the difference would have been paid by the Company to the counterparty. However, if at the end of the valuation period the weighted average daily market price times the number of shares initially purchased was less than the amount paid by the Company, this deficiency would be paid by the counterparty to the Company. The Company accounted for the initial payment as a purchase of treasury stock and classified the future settlement with the counterparty as an equity instrument because the Company had the option under the agreement to settle its obligations, if it had any obligations, in shares of its common stock.

     The weighted average daily market price of the stock during the valuation period times the number of shares initially purchased by the Company was approximately $18 million less than the approximately $300 million the Company paid for the repurchase. Therefore, during the third quarter of 2002 the counterparty paid the Company approximately $18 million in cash to settle the agreement. The Company accounted for the cash receipt as an adjustment to the carrying value of treasury stock and has therefore

                             WASTE MANAGEMENT, INC.

included it in common stock repurchases within financing activities in the accompanying condensed consolidated statement of cash flows.

6.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is as follows (in millions):

                                                              THREE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                              -------------   -------------
                                                              2002    2001    2002    2001
                                                              -----   -----   -----   -----
Net income..................................................  $231    $ 30    $586    $345
                                                              ----    ----    ----    ----
Other comprehensive income (loss):
  Changes in minimum pension liability adjustment, net of
     taxes..................................................    --      --      --       3
  Unrealized gain (loss) on derivative instruments..........   (25)     (2)    (49)      5
  Unrealized gain (loss) on marketable securities, net of
     taxes..................................................    (1)      2      (6)     10
  Foreign currency translation adjustment...................   (28)    (40)      9     (43)
                                                              ----    ----    ----    ----
Other comprehensive loss....................................   (54)    (40)    (46)    (25)
                                                              ----    ----    ----    ----
Total comprehensive income (loss)...........................  $177    $(10)   $540    $320
                                                              ====    ====    ====    ====

     The components of accumulated other comprehensive loss were as follows (in millions):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
Minimum pension liability adjustment, net of taxes..........      $  (1)         $  (1)
Accumulated unrealized gain (loss) resulting from changes in
  fair values of derivative instruments, net of taxes.......        (44)             5
Accumulated unrealized loss from derivative instruments
  reclassified into earnings, net of taxes..................         (4)            (4)
Accumulated unrealized gain on marketable securities, net of
  taxes.....................................................         --              6
Cumulative foreign currency translation adjustment..........       (145)          (154)
                                                                  -----          -----
                                                                  $(194)         $(148)
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

                             WASTE MANAGEMENT, INC.

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

     The Company routinely reviews and evaluates sites that require remediation, including sites listed on the EPA's National Priorities List ("NPL sites"). The Company considers whether the Company was an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years the Company was connected with the site. The Company also reviews the same information with respect to other named and unnamed potentially responsible parties ("PRPs"). The Company then reviews the estimated cost for the likely remedy, which is based on management's judgment and experience in remediating such sites for the Company as well as for unrelated parties, information available from regulatory agencies as to costs of remediation, and the number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site, as well as the typical allocation of costs among PRPs. These estimates are sometimes a range of possible outcomes. In those cases, the Company uses the amount within the range that constitutes its best estimate. If no amount within the range appears to be a better estimate than any other, the Company uses the amounts that are the low ends of the ranges in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, and its interpretations. Were the Company to use the high ends of such ranges, it is reasonably possible that the Company's potential liability would be approximately $220 million higher on a discounted basis in the aggregate than the estimate recorded in the consolidated financial statements as of September 30, 2002. As used in this context, "reasonably possible" means the Company believes it is more than remote but less than likely.

     As of September 30, 2002, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 75 locations listed on the NPL at which the Company's liability has not been rendered remote as a result of a settlement, judgment or other facts. Of the 75 NPL sites at which claims remain unliquidated, 17 are sites that the Company currently owns. All of the NPL sites owned by the Company were initially developed by others as landfill disposal facilities. At each of the 17 owned facilities, the Company is working with the appropriate government agency to characterize or remediate identified site problems. In addition, at these 17 owned facilities, the Company has either agreed with other liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The Company believes that the remediation costs associated with the 17 NPL sites it currently owns are accrued for adequately. The 58 NPL sites at which claims against the Company remain unliquidated and that are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well defined as a consequence of governmental decisions as to the appropriate remedy and agreements among liable parties as to the share each will pay for implementing that remedy. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain, and as they become estimable, could have a material adverse effect on the Company's financial statements.

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

     Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is increased for inflation until expected time of payment and then discounted to present value. The inflation rate and discount rate, which are based on the rates for United States Treasury bonds, are reviewed on an annual basis. At both September 30, 2002 and December 31, 2001, the inflation rate and discount rate were 2.0% and 5.5%, respectively. The accretion of the interest related to the discounted environmental liabilities for operating landfills is included in the annual calculation of the landfill's final closure and post-closure cost per ton and is charged to operating costs as landfill airspace is consumed. This practice, as it relates to operating landfills, will change upon the Company's adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). See Note 12 for additional comments on this pronouncement.

     Liabilities for final closure, post-closure and environmental remediation costs consisted of the following (in millions):

                                SEPTEMBER 30, 2002                      DECEMBER 31, 2001
                       -------------------------------------   ------------------------------------
                       FINAL CLOSURE/                          FINAL CLOSURE/
                        POST-CLOSURE    REMEDIATION   TOTAL     POST-CLOSURE    REMEDIATION   TOTAL
                       --------------   -----------   ------   --------------   -----------   -----
Current (in accrued
  liabilities).......       $ 55           $ 55       $  110        $ 55           $ 66       $121
Long-term............        598            300          898         570            255        825
                            ----           ----       ------        ----           ----       ----
                            $653           $355       $1,008        $625           $321       $946
                            ====           ====       ======        ====           ====       ====

     The changes to environmental liabilities are as follows (in millions):

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                               2002     2001
                                                              ------    ----
Beginning balance...........................................  $  946    $962
Expense.....................................................      45      51
Spending....................................................     (50)    (63)
Acquisitions, divestitures and other adjustments............      67(a)    8
                                                              ------    ----
Ending balance..............................................  $1,008    $958
                                                              ======    ====

---------------

(a) The Company has recorded a reclassification entry since December 31, 2001 of approximately $56 million to increase its environmental liabilities, with the offset primarily being an increase to other long-term assets.

8.  COMMITMENTS AND CONTINGENCIES

     Financial instruments -- The Company has provided letters of credit, performance bonds, trust agreements, financial guarantees and insurance policies to support tax-exempt bonds, contracts, performance of landfill final closure and post-closure requirements, and other obligations. The Company also uses captive insurance, or insurance policies issued by a wholly-owned insurance company, the sole business of which is to issue such policies to the Company, in order to secure such obligations. In those instances where the use of captive insurance is not acceptable, the Company generally has available alternative bonding mechanisms. Because virtually no claims have been made against these financial instruments in the past, and considering

                             WASTE MANAGEMENT, INC.

the Company's current financial position, management does not expect that these instruments will have a material adverse effect on the Company's consolidated financial statements. The Company has not experienced any unmanageable difficulty in obtaining performance bonds or letters of credit for its current operations. However, the tragic events of September 11, 2001, as well as recently publicized financial difficulties of several large public companies, have had an impact on the financial status of a number of insurance, surety and reinsurance providers, which could cause an increase in the cost and a decrease in the availability of surety and insurance coverages available to the Company in the future. The Company has arranged for new sources of bonding capacity and continues to evaluate a number of options for further capacity increases.

     For the 14 months ended January 1, 2000, the Company insured certain risks, including auto, general and workers' compensation, with Reliance National Insurance Company ("Reliance"). On June 11, 2001, the ultimate parent of Reliance, Reliance Group Holdings, Inc., filed for bankruptcy under Chapter 11 of the Bankruptcy Code of 1978, as amended (the "Bankruptcy Code"). On October 3, 2001, Reliance was placed in liquidation by a Pennsylvania Court. The Company has determined that it will have various levels of coverage through various state insurance guarantee funds in some, but not all, of the jurisdictions where it is subject to claims that would have been covered by the Reliance insurance program. While it is not possible to predict the outcome of proceedings involving Reliance, the Company believes that because of the various insurance guarantee funds and potential recoveries from the liquidation, it is unlikely that events relating to Reliance will have a material adverse impact on the Company's financial statements.

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

     The Company is one of the defendants in a class action lawsuit arising from events related to its earnings announcements in July and August of 1999. On November 7, 2001, the Company announced that it had reached a settlement agreement with the plaintiff in this case, resolving all claims against it as well as claims

                             WASTE MANAGEMENT, INC.

against its current and former officers and directors. The agreement provides for a payment of $457 million to members of the class and for the Company to consent to the certification of a class for the settlement of purchasers or acquirers of the Company's securities from June 11, 1998 through November 9, 1999. The payment provided for by the settlement agreement is included in the accompanying condensed consolidated balance sheets as a component of accrued liabilities. A hearing was held April 29, 2002 at which the settlement was approved. There is currently pending before the court a motion to vacate the final approval order brought by a non-class member whose motion to intervene was disallowed by the court. The same would-be intervener, along with one other person (both former participants in WM Holdings' ERISA plans), has also filed a separate case in Washington, D.C. against the Company and others attempting to increase the recovery of a class of ERISA plan participants based on allegations related to both the events alleged in and the settlements relating to the class action against WM Holdings that was settled in 1998 and the complaint in this action.

     Also on November 7, 2001, the Company announced that it would receive $20 million (less fees of approximately $5 million awarded to counsel for the derivative plaintiffs) as a result of a settlement reached between the derivative plaintiffs and Andersen in a stockholder derivative suit filed on July 3, 2001 in Texas state court against Andersen, as the Company's independent auditor. The derivative plaintiffs alleged, among other things, that Andersen engaged in professional malpractice in connection with certain services that it performed for the Company. Andersen informed the Company that neither the complaint nor the settlement affected its independence in 2001 or prior years, when Andersen served as the Company's independent auditor. The settlement was approved in May 2002. Andersen's payment will become due at the same time the Company's payment to the plaintiffs in settlement of the class action lawsuit described above becomes due, which is the date that all time periods for appeal have lapsed or the judgment becomes final after all appeals have been exhausted. Because of current motions before the Court and the possible appeals process, the Company cannot predict when the class action payment will be due, and thus cannot predict when the Andersen receivable will become due. Although Andersen has experienced highly publicized negative events and has recently announced significant curtailments in its business, the Company presently has no reason to believe that the settlement amount will not be paid and the receivable that the Company has recorded will not be collected. Any prolonged delay in the payment ultimately becoming due could make such payment more uncertain, depending on Andersen's financial status at such time. If such uncertainties develop in the future, it is reasonably possible that the Company will be required to write down the receivable up to the full amount due from Andersen.

     On June 29, 2000, a putative class action was filed against the Company in Delaware state court by a class of former Eastern stockholders falling within the scope of the Eastern Merger Subclass described above. The plaintiffs allege that the Company stock they received in exchange for their Eastern shares was overvalued for the same reasons alleged in the consolidated class actions in Texas. The named plaintiffs in the Delaware case have excluded themselves from the Texas class action settlement and are pursuing their claim as individuals and not as a class action. The case is still at a relatively early stage, and the amount of damages, if any, cannot yet be determined.

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

                             WASTE MANAGEMENT, INC.

     The Company's business is intrinsically connected with the protection of the environment, and there is the potential for the unintended or unpermitted discharge of materials into the environment. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2002, there were nine proceedings involving Company subsidiaries where the sanctions involved in each could potentially exceed one hundred thousand dollars. The matters involve allegations that subsidiaries (i) operated a hazardous waste incinerator in such a way that its air emissions exceeded permit limits, (ii) engaged in the importation and disposal of hazardous waste in contravention of applicable federal regulations, (iii) are responsible for remediation of landfill gas and chemical compounds required pursuant to a Unilateral Administrative Order associated with an NPL site, (iv) are responsible for late performance of work required under a Unilateral Administrative Order, (v) improperly operated a solid waste landfill and caused excess odors, (vi) improperly operated a solid waste landfill by failing to maintain required records, properly place and cover waste and adhere to proper leachate levels, (vii) violated the state's clean water act, (viii) under-reported solid waste volumes that were received at a municipal solid waste landfill, and (ix) did not comply with air regulations requiring control of emissions at a closed landfill. The Company does not believe that the fines or other penalties in these matters will, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

     It is not possible at this time to predict the impact that the above lawsuits, proceedings, investigations and inquiries may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. The Company and each of its subsidiaries intend to defend themselves vigorously in all the above matters. However, it is reasonably possible that the outcome of any of these matters may have a material adverse impact on the Company's financial conditions or results of operations in one or more future periods.

     The Company and certain of its subsidiaries are also currently involved in other routine civil litigation and governmental proceedings relating to the conduct of their business. The Company does not believe that any of these matters will have a material adverse impact on the Company's financial statements.

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

     The Company is currently under audit by the Internal Revenue Service and from time to time is audited by other taxing authorities. The Company is fully cooperating with all audits, but plans to defend its positions vigorously. These audits are in various stages of completion. Results of the audit assessments by the taxing authorities could have a material effect on the Company's financial statements.

9.  SEGMENT AND RELATED INFORMATION

     The Company's one reportable segment consists of its North America solid waste ("NASW") operations. The NASW operations provide integrated waste management services consisting of collection, transfer, disposal (solid waste landfill, hazardous waste landfill and waste-to-energy facilities), recycling, independent power production plants ("IPPs"), and other miscellaneous services to commercial, industrial, municipal and residential customers throughout the United States, Puerto Rico and Canada.

                             WASTE MANAGEMENT, INC.

     The Company has broken out its one reportable segment in the table shown below into "NASW (excluding WTI)" and "WTI," to provide more detailed information. NASW (excluding WTI) includes the Company's Eastern, Midwest, Western, Southern and CWS Groups plus its national recycling operations. WTI is the Company's sixth Group and consists of the Company's waste-to-energy facilities and its IPPs. The Company's previously reported segment that consisted of waste management services in international markets outside of North America and non-solid waste services, all of which were divested by March 31, 2002, is shown in the table below as "Other."

     Summarized financial information concerning the Company's reportable segments is shown in the following table (in millions). Prior period information has been restated to conform to the current year presentation.

                                                  NASW
                                     -------------------------------
                                          NASW                                  CORPORATE
                                     (EXCLUDING WTI)   WTI    TOTAL    OTHER   FUNCTIONS(A)   TOTAL
                                     ---------------   ----   ------   -----   ------------   ------
Three Months Ended:
September 30, 2002
Net operating revenues(b),(c)......      $2,710        $186   $2,896   $ --       $  --       $2,896
Income from operations(d)..........         485          73      558     --         (93)         465
September 30, 2001
Net operating revenues(b),(c)......      $2,670        $182   $2,852   $ 45       $  --       $2,897
Income from operations(d)..........         512          78      590     (1)       (474)         115
Nine Months Ended:
September 30, 2002
Net operating revenues(b),(c)......      $7,790        $532   $8,322   $  8       $  --       $8,330
Income from operations(d)..........       1,364         170    1,534     (2)       (271)       1,261
September 30, 2001
Net operating revenues(b),(c)......      $7,842        $562   $8,404   $127       $  --       $8,531
Income from operations(d)..........       1,504         169    1,673    (17)       (756)         900

---------------

(a) Corporate functions include the treasury, legal, information technology, tax, insurance, management of closed landfills and related insurance recoveries, centralized service center and other typical administrative functions. Corporate functions' loss from operations for the three and nine months ended September 30, 2001 includes a $374 million charge to asset impairments and unusual items which is attributable to agreements that were reached to settle shareholder class action and shareholder derivative litigation. For discussion related to the settlement see Note 8.

(b) Other operations are net of intersegment revenue with NASW of $1 million for the nine months ended September 30, 2002 and $15 million and $34 million for the three and nine months ended September 30, 2001, respectively. There are no other significant sales between reportable segments. However, WTI operations are net of intrasegment revenue with NASW (excluding WTI) of $14 million and $43 million for the three and nine months ended September 30, 2002, respectively, and $13 million and $41 million for the corresponding periods of 2001. Additionally, NASW (excluding WTI) operations are net of intrasegment revenue with WTI of $6 million and $16 million for the three and nine months ended September 30, 2002, respectively, and $6 million and $18 million for the corresponding periods of 2001.

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

(d) For those items included in the determination of income from operations, the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company's Form 10-K for the year ended December 31, 2001, except as it relates to goodwill. Income from operations in 2001 included goodwill amortization of $39 million and $117 million for the three and nine months ended September 30, 2001, respectively, of which $29 million and $87 million for the three and nine months ended September 30, 2001 was in the NASW (excluding WTI) operations, $8 million and $23 million

                             WASTE MANAGEMENT, INC.

     for the three and nine months ended September 30, 2001 was in the WTI operations, and $2 million and $7 million for the three and nine months ended September 30, 2001 was in the corporate function. As discussed in
     Note 12, the Company ceased the amortization of its goodwill in conjunction with the adoption of SFAS No. 142 on January 1, 2002. In 2002, the Company's corporate functions began charging its NASW operations an expense similar to what those NASW operations' goodwill amortization would have been had the Company not been required to adopt SFAS No. 142. For the three and nine months ended September 30, 2002, this charge increased income from operations for the corporate functions by $38 million and $111 million, respectively, and decreased income from operations for the WTI operations by $8 million and $23 million, respectively, and the NASW (excluding WTI) operations by $30 million and $88 million, respectively.

     The mix of NASW operating revenues for the three and nine months ended September 30, 2002 and 2001 is reflected in the table below. The presentation of prior period operating revenues has been conformed to the current period presentation (in millions).

                                                              THREE MONTHS       NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                             ---------------   ---------------
                                                              2002     2001     2002     2001
                                                             ------   ------   ------   ------
Collection.................................................  $1,950   $1,917   $5,689   $5,696
Landfill...................................................     708      720    1,997    2,064
Transfer...................................................     388      371    1,079    1,083
WTI (waste-to-energy and IPPs).............................     201      195      576      602
Recycling and other........................................     176      158      471      459
Intercompany(a)............................................    (527)    (509)  (1,490)  (1,500)
                                                             ------   ------   ------   ------
TOTAL......................................................  $2,896   $2,852   $8,322   $8,404
                                                             ======   ======   ======   ======

---------------

(a) Intercompany revenues between operations have been eliminated in the consolidated financial statements.

10.  PAPER DERIVATIVES AND HEDGING ACTIVITIES

     All derivative transactions are subject to the Company's risk management policy. Swap agreements expose the Company to credit risk to the extent the counterparty is unable to meet its monthly settlement commitment. The Company carefully monitors the creditworthiness of each counterparty.

     The Company enters into paper swap agreements to secure margins on certain paper products to be sold from its material recovery facilities. The Company expects to achieve the margins by entering into transactions to mitigate the variability in cash flows from sales of waste paper products at floating prices, resulting in a fixed price being received from sales of such products. The Company's paper swap agreements have an average term of approximately two years with the maximum term being five years. The terms of the agreements represent the span of time over which the Company is hedging its exposure to variability in future cash flows from the sale of waste paper products. The Company accounts for these derivatives as cash flow hedges. In addition, the Company has entered into paper swap agreements with the objective of generating profits from exposure to changes in market prices of waste paper and other paper products.

     As of September 30, 2002, the net fair value of the Company's paper derivatives was approximately a $1 million net asset. As of September 30, 2002, the Company has included in accumulated other comprehensive income a net deferred loss of $1 million, which is net of taxes, on derivative commodity financial instruments designated as cash flow hedges. The Company's long-term position is a gain, however, its current position is a loss and will require approximately $4 million (on a pre-tax basis) of deferred loss to be reclassified as offsets to revenues over the next 12 months.

     For the Company's waste paper swap agreements not designated as hedges, the Company experienced almost no earnings impact for the three months ended September 30, 2002. However, for the nine months

                             WASTE MANAGEMENT, INC.

ended September 30, 2002, the Company increased revenues by approximately $3 million for waste paper swap agreements not designated as hedges.

     For the three and nine months ended September 30, 2001 the Company recorded a loss of approximately $1 million and a gain of $5 million, respectively, related to derivative agreements with Enron North America Corp. ("Enron") as an offset to operating expenses. In the fourth quarter of 2001, the Company reclassified its year-to-date net paper swap mark-to-market adjustments to be an adjustment to revenue instead of operating expenses. On December 2, 2001, Enron declared bankruptcy under Chapter 11 of the Bankruptcy Code. Due to the uncertainty of Enron's ability to satisfy all of its financial commitments, the Company determined that all of its paper derivatives with Enron had zero fair value at December 31, 2001. In February 2002, the Company terminated its derivative instruments with Enron. The Company carries a deferred gain, net of tax, as of September 30, 2002, which is included in accumulated other comprehensive income, of approximately $3 million related to the paper derivatives with Enron that had qualified through November 2001 as cash flow hedges. This deferred gain is being amortized into earnings as the forecasted transactions that were previously hedged actually occur and approximately $2 million (on a pre-tax basis) is expected to be reclassified into earnings over the next twelve months.

11.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     WM Holdings ("Guarantor"), which is 100% owned by the Company ("Parent"), has fully and unconditionally guaranteed all of the senior indebtedness of the Parent, as well as the Parent's 4% convertible subordinated notes that matured and were repaid in February 2002. The Parent has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, as well as WM Holdings' 5.75% convertible subordinated debentures due 2005. However, none of the Company's nor WM Holdings' debt is guaranteed by any of the Parent's indirect subsidiaries or WM Holdings' subsidiaries ("Non-Guarantors"). Accordingly, the following unaudited condensed consolidating balance sheet as of September 30, 2002 and the condensed consolidating balance sheet as of December 31, 2001, the unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2002 and 2001, along with the related unaudited condensed consolidating statements of cash flows for the nine months ending September 30, 2002 and 2001, have been provided below (in millions).

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

                                            PARENT    GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                            -------   ---------   --------------   ------------   ------------
                                                    ASSETS
Current assets:
  Cash and cash equivalents...............  $   722    $   --        $   (66)        $    --        $   656
  Other current assets....................       --         5          2,418              --          2,423
                                            -------    ------        -------         -------        -------
                                                722         5          2,352              --          3,079
Property and equipment, net...............       --        --         10,539              --         10,539
Intercompany and investment in
  subsidiaries............................    9,216     5,764         (7,657)         (7,323)            --
Other assets..............................      135       203          6,033              --          6,371
                                            -------    ------        -------         -------        -------
    Total assets..........................  $10,073    $5,972        $11,267         $(7,323)       $19,989
                                            =======    ======        =======         =======        =======

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.......  $    --    $  286        $    89         $    --        $   375
  Accounts payable and other accrued
    liabilities...........................      162        49          3,049              --          3,260
                                            -------    ------        -------         -------        -------
                                                162       335          3,138              --          3,635
Long-term debt, less current portion......    4,501     2,098          1,552              --          8,151
Other liabilities.........................       --        --          2,777              --          2,777
                                            -------    ------        -------         -------        -------
  Total liabilities.......................    4,663     2,433          7,467              --         14,563
Minority interest in subsidiaries.........       --        --             16              --             16
Stockholders' equity......................    5,410     3,539          3,784          (7,323)         5,410
                                            -------    ------        -------         -------        -------
  Total liabilities and stockholders'
    equity................................  $10,073    $5,972        $11,267         $(7,323)       $19,989
                                            =======    ======        =======         =======        =======

                               DECEMBER 31, 2001

                                             PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                             ------   ---------   --------------   ------------   ------------
                                                    ASSETS
Current assets:
  Cash and cash equivalents................  $  757    $   --        $   (27)        $    --        $   730
  Other current assets.....................      --        --          2,394              --          2,394
                                             ------    ------        -------         -------        -------
                                                757        --          2,367              --          3,124
Property and equipment, net................      --        --         10,357              --         10,357
Intercompany and investment in
  subsidiaries.............................   8,989     5,517         (8,665)         (5,841)            --
Other assets...............................      30        21          5,958              --          6,009
                                             ------    ------        -------         -------        -------
    Total assets...........................  $9,776    $5,538        $10,017         $(5,841)       $19,490
                                             ======    ======        =======         =======        =======

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt........  $  431    $   --        $    84         $    --        $   515
  Accounts payable and other accrued
    liabilities............................      73        51          3,082              --          3,206
                                             ------    ------        -------         -------        -------
                                                504        51          3,166              --          3,721
Long-term debt, less current portion.......   3,860     2,645          1,204              --          7,709
Other liabilities..........................      20         2          2,633              --          2,655
                                             ------    ------        -------         -------        -------
  Total liabilities........................   4,384     2,698          7,003              --         14,085
Minority interest in subsidiaries..........      --        --             13              --             13
Stockholders' equity.......................   5,392     2,840          3,001          (5,841)         5,392
                                             ------    ------        -------         -------        -------
  Total liabilities and stockholders'
    equity.................................  $9,776    $5,538        $10,017         $(5,841)       $19,490
                                             ======    ======        =======         =======        =======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 2002
                                  (UNAUDITED)

                                       PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       ------   ---------   --------------   ------------   ------------
Operating revenues...................   $ --      $ --          $2,896          $  --          $2,896
Costs and expenses...................     --        --           2,431             --           2,431
                                        ----      ----          ------          -----          ------
Income from operations...............     --        --             465             --             465
                                        ----      ----          ------          -----          ------
Other income (expense):
  Interest income (expense), net.....    (65)      (36)            (12)            --            (113)
  Equity in subsidiaries, net of
     taxes...........................    272       295              --           (567)             --
  Minority interest..................     --        --              (1)            --              (1)
  Other, net.........................     --        (1)              2             --               1
                                        ----      ----          ------          -----          ------
                                         207       258             (11)          (567)           (113)
                                        ----      ----          ------          -----          ------
Income before income taxes...........    207       258             454           (567)            352
Provision for (benefit from) income
  taxes..............................    (24)      (14)            159             --             121
                                        ----      ----          ------          -----          ------
Net income...........................   $231      $272          $  295          $(567)         $  231
                                        ====      ====          ======          =====          ======

                     THREE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                       PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       ------   ---------   --------------   ------------   ------------
Operating revenues...................   $ --      $ --          $2,897          $  --          $2,897
Costs and expenses...................     --        --           2,782             --           2,782
                                        ----      ----          ------          -----          ------
Income from operations...............     --        --             115             --             115
                                        ----      ----          ------          -----          ------
Other income (expense):
  Interest income (expense), net.....    (67)      (43)             (7)            --            (117)
  Equity in subsidiaries, net of
     taxes...........................     73       100              --           (173)             --
  Other, net.........................     --        --               1             --               1
                                        ----      ----          ------          -----          ------
                                           6        57              (6)          (173)           (116)
                                        ----      ----          ------          -----          ------
Income (loss) before income taxes....      6        57             109           (173)             (1)
Provision for (benefit from) income
  taxes..............................    (25)      (16)              9             --             (32)
                                        ----      ----          ------          -----          ------
Income before extraordinary item.....     31        73             100           (173)             31
Extraordinary item...................     (1)       --              --             --              (1)
                                        ----      ----          ------          -----          ------
Net income...........................   $ 30      $ 73          $  100          $(173)         $   30
                                        ====      ====          ======          =====          ======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (UNAUDITED)

                                       PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       ------   ---------   --------------   ------------   ------------
Operating revenues...................  $  --      $  --         $8,330         $    --         $8,330
Costs and expenses...................     --         --          7,069              --          7,069
                                       -----      -----         ------         -------         ------
Income from operations...............     --         --          1,261              --          1,261
                                       -----      -----         ------         -------         ------
Other income (expense):
  Interest income (expense), net.....   (179)      (116)           (41)             --           (336)
  Equity in subsidiaries, net of
     taxes...........................    699        773             --          (1,472)            --
  Minority interest..................     --         --             (4)             --             (4)
  Other, net.........................                --              4              --              4
                                       -----      -----         ------         -------         ------
                                         520        657            (41)         (1,472)          (336)
                                       -----      -----         ------         -------         ------
Income before income taxes...........    520        657          1,220          (1,472)           925
Provision for (benefit from) income
  taxes..............................    (66)       (42)           448              --            340
                                       -----      -----         ------         -------         ------
Income before extraordinary item and
  cumulative effect of change in
  accounting principle...............    586        699            772          (1,472)           585
Extraordinary item...................     --         --             (1)             --             (1)
Cumulative effect of change in
  accounting principle...............     --         --              2              --              2
                                       -----      -----         ------         -------         ------
Net income...........................  $ 586      $ 699         $  773         $(1,472)        $  586
                                       =====      =====         ======         =======         ======

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                       PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       ------   ---------   --------------   ------------   ------------
Operating revenues...................  $  --      $  --         $8,531         $    --         $8,531
Costs and expenses...................     --         --          7,631              --          7,631
                                       -----      -----         ------         -------         ------
Income from operations...............     --         --            900              --            900
                                       -----      -----         ------         -------         ------
Other income (expense):
  Interest income (expense), net.....   (215)      (143)           (33)             --           (391)
  Equity in subsidiaries, net of
     taxes...........................    481        571             --          (1,052)            --
  Minority interest..................     --         --             (3)             --             (3)
  Other, net.........................     --         --              9              --              9
                                       -----      -----         ------         -------         ------
                                         266        428            (27)         (1,052)          (385)
                                       -----      -----         ------         -------         ------
Income before income taxes...........    266        428            873          (1,052)           515
Provision for (benefit from) income
  taxes..............................    (80)       (53)           303              --            170
                                       -----      -----         ------         -------         ------
Income before extraordinary item and
  cumulative effect of change in
  accounting principle...............    346        481            570          (1,052)           345
Extraordinary item...................     (1)        --             (1)             --             (2)
Cumulative effect of change in
  accounting principle...............     --         --              2              --              2
                                       -----      -----         ------         -------         ------
Net income...........................  $ 345      $ 481         $  571         $(1,052)        $  345
                                       =====      =====         ======         =======         ======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (UNAUDITED)

                                                         PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                         ------   ---------   --------------   ------------   ------------
Cash flows from operating activities:
  Net income...........................................   $586      $699          $  773         $(1,472)        $  586
  Equity in earnings of subsidiaries, net of taxes.....   (699)     (773)             --           1,472             --
  Other adjustments and charges........................     49        (5)            897              --            941
                                                          ----      ----          ------         -------         ------
Net cash provided by (used in) operating activities....    (64)      (79)          1,670              --          1,527
                                                          ----      ----          ------         -------         ------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired.....     --        --            (125)             --           (125)
  Capital expenditures.................................     --        --            (914)             --           (914)
  Proceeds from divestitures of businesses, net of cash
    divested, and other sales of assets................     --        --              82              --             82
  Other................................................     --        --             174              --            174
                                                          ----      ----          ------         -------         ------
Net cash used in investing activities..................     --        --            (783)             --           (783)
                                                          ----      ----          ------         -------         ------
Cash flows from financing activities:
  New borrowings.......................................    498        --              --              --            498
  Debt repayments......................................   (427)     (300)            (54)                          (781)
  Common stock repurchases.............................   (561)       --              --              --           (561)
  Exercise of common stock options and warrants........     25        --              --              --             25
  (Increase) decrease in intercompany and investments,
    net................................................    494       379            (873)             --             --
                                                          ----      ----          ------         -------         ------
Net cash provided by (used in) financing activities....     29        79            (927)             --           (819)
                                                          ----      ----          ------         -------         ------
Effect of exchange rate changes on cash and cash
  equivalents..........................................     --        --               1              --              1
                                                          ----      ----          ------         -------         ------
Decrease in cash and cash equivalents..................    (35)       --             (39)             --            (74)
Cash and cash equivalents at beginning of period.......    757        --             (27)             --            730
                                                          ----      ----          ------         -------         ------
Cash and cash equivalents at end of period.............   $722      $ --          $  (66)        $    --         $  656
                                                          ====      ====          ======         =======         ======

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                                        PARENT    GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                        -------   ---------   --------------   ------------   ------------
Cash flows from operating activities:
  Net income..........................................  $   345     $481          $  571         $(1,052)       $   345
  Equity in earnings of subsidiaries, net of taxes....     (481)    (571)             --           1,052             --
  Other adjustments and charges.......................       (8)     (11)          1,182              --          1,163
                                                        -------     ----          ------         -------        -------
Net cash provided by (used in) operating activities...     (144)    (101)          1,753              --          1,508
                                                        -------     ----          ------         -------        -------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired....       --       --             (95)             --            (95)
  Capital expenditures................................       --       --            (843)             --           (843)
  Proceeds from divestitures of businesses, net of
    cash divested, and other sales of assets..........       --       --              42              --             42
  Other...............................................       --       --             109              --            109
                                                        -------     ----          ------         -------        -------
Net cash used in investing activities.................       --       --            (787)             --           (787)
                                                        -------     ----          ------         -------        -------
Cash flows from financing activities:
  New borrowings......................................      869       --             361              --          1,230
  Debt repayments.....................................   (1,195)    (400)           (400)             --         (1,995)
  Exercise of common stock options and warrants.......       46       --              --              --             46
  Other...............................................       --       --             (19)             --            (19)
  (Increase) decrease in intercompany and investments,
    net...............................................      406      487            (893)             --             --
                                                        -------     ----          ------         -------        -------
Net cash provided by (used in) financing activities...      126       87            (951)             --           (738)
                                                        -------     ----          ------         -------        -------
Effect of exchange rate on cash and cash
  equivalents.........................................       --       --              (2)             --             (2)
                                                        -------     ----          ------         -------        -------
Increase (decrease) in cash and cash equivalents......      (18)     (14)             13              --            (19)
Cash and cash equivalents at beginning of period......      174       14             (94)             --             94
                                                        -------     ----          ------         -------        -------
Cash and cash equivalents at end of period............  $   156     $ --          $  (81)        $    --        $    75
                                                        =======     ====          ======         =======        =======

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

     Adopting SFAS No. 141 required the Company to write-off net negative goodwill of approximately $2 million, which was recorded as a credit to cumulative effect of change in accounting principle in the first quarter of 2002. In accordance with SFAS No. 142, goodwill is required to be tested for impairment at the reporting unit, which is generally defined as an operating segment or a component of an operating segment in certain circumstances. For the purposes of applying SFAS No. 142, the Company has identified seven reporting units, which are the six components in NASW (excluding WTI) and WTI, as described in Note 9, Segment and Related Information. The Company incurred no impairment of goodwill upon its initial adoption of SFAS No. 142. However, there can be no assurance that goodwill will not be impaired at any time in the future.

                             WASTE MANAGEMENT, INC.

     The following schedule reflects the three and nine months ended September 30, 2001 adjusted net income (excluding goodwill and negative goodwill amortization) as compared to the results of operations for the three and nine months ended September 30, 2002 (in millions, except per share amounts).

                                                         THREE MONTHS     NINE MONTHS
                                                             ENDED           ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                         -------------   -------------
                                                         2002    2001    2002    2001
                                                         -----   -----   -----   -----
Reported net income....................................  $ 231   $  30   $ 586   $ 345
Add back: goodwill amortization, net of taxes..........     --      31      --      93
                                                         -----   -----   -----   -----
Adjusted net income....................................  $ 231   $  61   $ 586   $ 438
                                                         =====   =====   =====   =====
BASIC EARNINGS PER COMMON SHARE:
Reported net income....................................  $0.38   $0.05   $0.95   $0.55
Goodwill amortization, net of taxes....................     --    0.05      --    0.15
                                                         -----   -----   -----   -----
Adjusted net income....................................  $0.38   $0.10   $0.95   $0.70
                                                         =====   =====   =====   =====
DILUTED EARNINGS PER COMMON SHARE:
Reported net income....................................  $0.38   $0.05   $0.94   $0.55
Goodwill amortization, net of taxes....................     --    0.05      --    0.15
                                                         -----   -----   -----   -----
Adjusted net income....................................  $0.38   $0.10   $0.94   $0.70
                                                         =====   =====   =====   =====

     The Company's intangible assets as of September 30, 2002 were comprised of the following (in millions):

                                                                           LICENSES,
                                                               COVENANTS    PERMITS
                                                                NOT-TO-       AND
                                              CUSTOMER LISTS    COMPETE      OTHER     TOTAL
                                              --------------   ---------   ---------   -----
Intangible assets...........................       $128          $ 97         $21      $ 246
Less accumulated amortization...............        (74)          (56)         (7)      (137)
                                                   ----          ----         ---      -----
                                                   $ 54          $ 41         $14      $ 109
                                                   ====          ====         ===      =====

     Intangible assets are recorded at cost and amortized on a straight-line basis. Customer lists are generally amortized over five to seven years. Covenants not-to-compete are amortized over the term of the agreement, which is generally three to five years. Licenses, permits and other intangible assets are amortized over the terms of the related agreement or the Company's estimate of the useful life if there are no definite terms. Landfill operating permits are not presented above and are recognized on a combined basis with other landfill assets and amortized using the Company's landfill amortization method. The intangible asset amortization expense estimated as of December 31, 2001, for the five years following 2001 is as follows (in millions):

                     2002      2003      2004      2005      2006
                     ----      ----      ----      ----      ----
                     $34       $30       $22       $13        $7

     As of September 30, 2002, the amount of goodwill attributable to WTI was approximately $783 million. The remaining goodwill balance of approximately $4,264 million was attributable to NASW (excluding WTI).

  SFAS NO. 143

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, which applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the

                             WASTE MANAGEMENT, INC.

accounting and reporting requirements for such obligations. SFAS No. 143 requires amounts initially recognized as an asset retirement obligation to be measured at fair value. The recognized asset retirement cost is capitalized as part of the cost of the asset and is depreciated over the useful life of the asset. The Company expects to adopt SFAS No. 143 beginning January 1, 2003 and to record a cumulative effect of a change in accounting principle.

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

                             WASTE MANAGEMENT, INC.

certain items in its prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, the Company will report gains and losses on the extinguishment of debt in pre-tax earnings rather than in extraordinary items.

  SFAS NO. 146

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. Implementation of the pronouncement will therefore have no impact on the current year financial statements of the Company. See Note 3 for discussion on the restructuring initiated by the Company in March 2002.

13.  SUBSEQUENT EVENTS

     In August 2002, DLJ Brand Services, Inc. ("DLJ Brand"), a holding company whose wholly owned subsidiary Brand Services, Inc. provides scaffolding services in North America, entered into a plan and agreement of merger pursuant to which DLJ Brand would be merged into an entity owned by J.P. Morgan Partners, LLC. The Company owned approximately 17% of the shares of DLJ Brand before the merger. In October 2002, the merger was completed, and the Company received approximately $33 million in cash, a note receivable of approximately $4 million and warrants to purchase securities in the merged entity. The Company also received approximately $21 million for the repayment of a subordinated note that came due upon the change of control of DLJ Brand. The Company expects to record a pre-tax gain of approximately $40 million in the fourth quarter of 2002 related to this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     When we make statements containing projections about our accounting and finances, about our plans and objectives for the future, about our future economic performance or statements containing any other projections or estimates about our assumptions relating to these types of statements, we are making forward-looking statements. The statements usually relate to future events and anticipated revenues, earnings or other aspects of our operations or operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. You should view such statements with caution. These statements are not guarantees of future performance or events. All phases of our business are subject to uncertainties, risks and other influences, many over which we have no control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statements as a result of future events or developments.

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

     - possible charges for asset impairments to long-lived assets resulting from changes in circumstances or future business events or decisions;

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

     -  the outcome of litigation;

     - whether or when the approval of the $457 million class action lawsuit settlement will become final and non-appealable;

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

     - possible defaults under our credit agreements if cash flows are less than we expect or capital expenditures are more than we expect and we are not able to obtain additional capital on acceptable terms, if needed; and

     - possible errors or problems with our enterprise-wide software and technology systems or the deployment of our billing and accounts receivable systems.

  GENERAL

     Waste Management, Inc. is its industry's leading provider of integrated waste services in North America. Through our subsidiaries, we provide collection, transfer, recycling and resource recovery, and disposal services. We are also a leading developer, operator and owner of waste-to-energy facilities in the United States. Our customers include commercial, industrial, municipal and residential customers, other waste management companies and governmental entities.

     Our collection services involve picking up and transporting waste from where it was generated to a disposal site. We also operate transfer stations, which are facilities located near residential and commercial collection routes where collection trucks take the solid waste that has been collected. The solid waste is then transferred via transfer trucks, barges, or rail to disposal sites. These disposal sites include landfills, which are the main depository for solid waste in North America, as well as waste-to-energy facilities. As of September 30, 2002, we owned or operated 294 solid waste landfills, five hazardous waste landfills and 16 waste-to-energy facilities. The solid waste and hazardous landfills are where solid and hazardous waste, respectively, is deposited into the ground, and the waste-to-energy facilities are where solid waste is burned to produce steam that is used to generate electricity. In addition to disposing of waste, we offer recycling services, which involve the removal of reusable materials from the waste stream for processing or resale.

     We also operate methane gas recovery projects at some of our landfills, where we collect the methane gas that is generated at the landfill by decomposing waste and process it for sale where it is used to fuel electricity generators. We also rent and service portable toilet facilities, provide street sweeping services, and provide full service waste services at customers' industrial plants, known as "in-plant services." Finally, we own and operate independent power production plants that cogenerate electricity for sale to customers.

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

        Final Closure and Post-Closure Costs -- The costs for final closure and post-closure obligations at landfills we own or operate are generally estimated based on our interpretations of current requirements and proposed or anticipated regulatory changes. The estimates for landfill final closure and post-closure costs also consider when the costs would actually be paid and factor in, where appropriate, inflation and discount rates. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption less certain.

        Available Airspace -- Our engineers determine the remaining capacity at our landfills by estimating the available airspace. This is done by using surveys and other methods to calculate, based on height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed before the landfill has reached its final capacity.

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

        These criteria are initially evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. However, our policy provides that, based on the facts and circumstances of a specific landfill, exceptions to these criteria may be permitted. Exceptions to these criteria must be approved through a landfill-specific approval process that includes the approval from the Chief Financial Officer and a review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 96 landfill sites with expansions at September 30, 2002, 29 landfills required the Chief Financial Officer to approve an exception to the criteria. Approximately two-thirds of these exceptions were due to legal or community issues that could impede the expansion process, while the remaining were primarily due to permit application processes beyond the one-year limit, which in most cases were due to state-specific permitting procedures. When we include the expansion airspace in our calculations of available airspace, we also include the projected costs for development and final closure and post-closure of the expansion in the amortization basis of the landfill.

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

     These estimates are sometimes a range of possible outcomes. In those cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of the ranges in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. Were we to use the high end of such ranges, it is reasonably possible that our potential liability would be approximately $220 million higher on a discounted basis in the aggregate than the estimate recorded in the consolidated financial statements as of September 30, 2002. As used in this context, "reasonably possible" means we believe it is more than remote but less than likely.

     Asset Impairments -- Our long-lived assets, including landfills and landfill expansions, are carried on our financial statements based on their cost less accumulated depreciation or amortization. However, accounting standards require us to write-down these assets if they become impaired. If significant events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flow, we measure any impairment by comparing the fair value of the asset to its carrying value. Fair value is determined by either an actual third-party evaluation or an internally developed discounted projected cash flow analysis of the asset. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs.

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

     - Current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or

     - A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

     If any of these or other indicators occur, we review the asset to determine whether there has been an impairment. Several of these indicators are beyond our control, and we cannot predict with any certainty whether or not they will occur. Additionally, estimating future cash flows requires significant judgment and our projections may vary from cash flows eventually realized.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     The following table presents, for the periods indicated, the period to period change in dollars (in millions) and percentages for the respective condensed consolidated statements of operations line items.

                                                   PERIOD TO PERIOD        PERIOD TO PERIOD
                                                    CHANGE FOR THE          CHANGE FOR THE
                                                     THREE MONTHS            NINE MONTHS
                                                 ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                    2002 AND 2001           2002 AND 2001
                                                 --------------------    --------------------
STATEMENT OF OPERATIONS:
Operating revenues.............................   $  (1)          --%     $(201)        (2.4)%
                                                  -----                   -----
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below).................      53          3.1        (71)        (1.4)
  Selling, general and administrative..........      (7)        (1.8)       (48)        (4.1)
  Depreciation and amortization................     (41)       (11.6)      (110)       (10.7)
  Restructuring................................       1          N/A         38          N/A
  Asset impairments and unusual items..........    (357)      (100.8)      (371)      (102.5)
                                                  -----                   -----
                                                   (351)                   (562)
                                                  -----                   -----
Income from operations.........................     350                     361
                                                  -----                   -----
Other income (expense):
  Interest expense.............................       6          4.8         75         17.6
  Interest and other income, net...............      (2)       (25.0)       (25)       (58.1)
  Minority interest............................      (1)         N/A         (1)        33.3
                                                  -----                   -----
                                                      3                      49
                                                  -----                   -----
Income (loss) before income taxes..............     353                     410
Provision for (benefit from) income taxes......     153                     170
                                                  -----                   -----
Income before extraordinary item and cumulative
  effect of changes in accounting principle....   $ 200                   $ 240
                                                  =====                   =====

     The following table presents, for the periods indicated, the percentage relationship that the respective condensed consolidated statements of operations line items bear to operating revenues:

                                                          THREE MONTHS     NINE MONTHS
                                                             ENDED            ENDED
                                                         SEPTEMBER 30,    SEPTEMBER 30,
                                                         --------------   -------------
                                                         2002     2001    2002    2001
                                                         -----   ------   -----   -----
STATEMENT OF OPERATIONS:
Operating revenues.....................................  100.0%   100.0%  100.0%  100.0%
                                                         -----   ------   -----   -----
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)......................................   60.3     58.4    60.0    59.4
  Selling, general and administrative..................   13.0     13.2    13.5    13.7
  Depreciation and amortization........................   10.7     12.2    11.0    12.1
  Restructuring........................................     --       --     0.5      --
  Asset impairments and unusual items..................   (0.1)    12.2    (0.1)    4.3
                                                         -----   ------   -----   -----
                                                          83.9     96.0    84.9    89.5
                                                         -----   ------   -----   -----
Income from operations.................................   16.1      4.0    15.1    10.5
                                                         -----   ------   -----   -----
Other income (expense):
  Interest expense.....................................   (4.1)    (4.3)   (4.2)   (5.0)
  Interest and other income, net.......................    0.2      0.3     0.2     0.5
  Minority interest....................................     --       --      --      --
                                                         -----   ------   -----   -----
                                                          (3.9)    (4.0)   (4.0)   (4.5)
                                                         -----   ------   -----   -----
Income (loss) before income taxes......................   12.2       --    11.1     6.0
Provision for (benefit from) income taxes..............    4.2     (1.1)    4.1     2.0
                                                         -----   ------   -----   -----
Income before extraordinary item and cumulative effect
  of changes in accounting principle...................    8.0%     1.1%    7.0%    4.0%
                                                         =====   ======   =====   =====

  OPERATING REVENUES

     Revenues for the three months ended September 30, 2002 were substantially unchanged from the comparable prior year period. During this period, revenues from our NASW operations increased $44 million, which was offset by a decrease in revenues from divestitures of non-NASW operations. Our operating revenues decreased by $201 million, or 2.4%, for the nine months ended September 30, 2002 as compared with the corresponding prior year period. This decrease was attributable to an $82 million decrease in revenues from our NASW operations along with a decrease in revenues of $119 million in our non-NASW operations due to the divestiture of those operations throughout 2001 and into early 2002.

     Our NASW operating revenues generally come from fees charged for our collection, disposal, and transfer station services. A portion of the fees we charge to our customers for collection services is billed in advance; a liability for future service is recorded when we bill the customer and operating revenues are recognized as services are actually provided. Revenues from our disposal operations consist of tipping fees charged to third parties based on volume of waste being disposed at our disposal facilities and are normally billed monthly or semi-monthly. Fees charged at transfer stations are based on the volume of waste deposited, taking into account our cost of loading, transporting, and, generally disposing of the solid waste at a disposal site. Intercompany revenues between our operations have been eliminated in the consolidated financial statements.

     The mix of NASW operating revenues for the three and nine months ended September 30, 2002 and 2001 is reflected in the table below. The presentation of prior period operating revenues has been conformed to the current period presentation:

                                    [CHART]

                                                       THREE            THREE
                                                      MONTHS           MONTHS         NINE MONTHS      NINE MONTHS
                                                       ENDED            ENDED            ENDED            ENDED
                                                   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                       2002             2001             2002             2001
                                                   -------------    -------------    -------------    -------------
Collection                                             $1,950           $1,917          $ 5,689          $ 5,696

Landfill                                               $  708           $  720          $ 1,997          $ 2,064

Transfer                                               $  388           $  371          $ 1,079          $ 1,083

WTI (waste-to-energy and IPPs)                         $  201           $  195          $   576          $   602

Recycling and other                                    $  176           $  158          $   471          $   459

Intercompany                                           $ (527)          $ (509)         $(1,490)         $(1,500)
                                                       ------           ------          -------          -------

Total                                                  $2,896           $2,852          $ 8,322          $ 8,404
                                                       ======           ======          =======          =======


     The increase of $44 million and decrease of $82 million in NASW revenues for the three and nine months ended September 30, 2002, respectively, is reflected in the table below (in millions).

                                                        PERIOD TO PERIOD    PERIOD TO PERIOD
                                                         CHANGE FOR THE      CHANGE FOR THE
                                                          THREE MONTHS         NINE MONTHS
                                                             ENDED                ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                         2002 AND 2001        2002 AND 2001
                                                        ----------------    -----------------
Price:
  Commodity price.....................................   $ 34       1.2%     $  25       0.3%
  Electricity price...................................     (2)     (0.1)       (35)     (0.4)
  Fuel price..........................................     (4)     (0.1)       (27)     (0.3)
  Other price.........................................     14       0.5         54       0.6
                                                         ----      ----      -----      ----
Total price...........................................     42       1.5         17       0.2
Volume................................................    (16)     (0.6)      (144)     (1.7)
                                                         ----      ----      -----      ----
Internal growth(a)....................................     26       0.9       (127)     (1.5)
Acquisitions..........................................     21       0.7         59       0.7
Divestitures..........................................     (2)     (0.1)        (7)     (0.1)
Foreign currency translation..........................     (1)       --         (7)     (0.1)
                                                         ----      ----      -----      ----
                                                         $ 44       1.5%     $ (82)     (1.0)%
                                                         ====      ====      =====      ====

---------------

(a) Our internal growth calculation methodology has been modified to remove the impact of differences in the comparable number of days per quarter. This change affects only the commercial and residential operations in the collection business. Our previous calculation attributed the difference related to work days between the quarter into the price change calculation. This revised methodology impacts first quarter 2002 results. First quarter internal growth results were reported as a 1.6% other price increase, which excludes the effect of commodity, electricity and fuel price impacts, and a 3.3% volume decrease. Our revised calculation modifies first quarter to be a 0.9% other price increase, excluding the effect of commodity, electricity and fuel price impacts, and a 2.6% volume decrease.

     We experienced positive internal growth for the three months ended September 30, 2002 of $26 million, or 0.9%, as compared with the same period last year. Revenue growth from price increases for the three months ended September 30, 2002 was $42 million, or 1.5%. Revenue increased $34 million for the three months ended September 30, 2002 due to recycling commodity increases, which were attributable to the significant increase in old corrugated cardboard ("OCC") and old newsprint ("ONP") commodity prices beginning in the second quarter of 2002. OCC prices increased from an average of $49 per ton for the three months ended September 30, 2001 to an average price of $102 per ton for the three months ended September 30, 2002. Other price driven revenue increases of $14 million, or 0.5%, for the three months ended September 30, 2002 were primarily driven by our collection business, particularly the commercial and residential operations, and includes an increase related to a disposal tax in Pennsylvania that is charged back in part to our customers, offset partially by decreased revenue due to pricing in our landfill business, particularly special waste. The decline in revenue due to volume for the three months ended September 30, 2002 can be attributed primarily to the collection and landfill businesses. These volume driven revenue decreases were principally in the eastern and western portions of the United States; however, they were partially offset by volume increases in the recycling, transfer station and waste-to-energy businesses.

     Negative internal growth for the nine months ended September 30, 2002, as compared with the same period last year, was $127 million, or 1.5%, which was substantially volume related. Revenue change due to volume declines for the nine months ended September 30, 2002, which was largely related to the commercial and industrial collection operations, was experienced throughout the Company's operations, with the exception of the southern portion of the United States, where we realized slight volume increases. Additionally, landfill revenues declined due to volume primarily in the eastern and western portions of the United States. We believe that the overall decreased volumes, particularly in the higher margin commercial and industrial collection operations, were attributable to the lagging economy and increased competition. The decrease in revenue due to lower construction activities at certain of the waste-to-energy facilities that we operate but do not own accounted for $24 million of this overall volume decline.

     Revenue increased due to pricing for the nine months ended September 30, 2002, as compared with the same period of the prior year, by $17 million, or 0.2%. Revenue increases from commodity prices were $25 million and were attributable to the significant increase in OCC commodity prices beginning in the second quarter of 2002. Reduced electricity rates in California and reduced diesel fuel surcharges negatively impacted the revenue change due to price for the nine months ended September 30, 2002 by $62 million. Other revenue increases due to price of $54 million, or 0.6%, for the nine months ended September 30, 2002 were primarily attributable to our commercial and residential collection operations, and our transfer station business. These revenue increases were offset partially by decreased revenue from price in the landfill business, particularly special waste.

     Revenues increased $21 million and $59 million for the three and nine months ended September 30, 2002, respectively, when compared with the same periods of last year due to acquisitions of NASW business during 2002 and the full year effect of acquisitions that were completed in 2001. We also experienced a decrease in revenue of $3 million and $14 million for the three and nine months ended September 30, 2002, respectively, due to divestitures of NASW operations and the effect of foreign currency fluctuations related to the Canadian dollar.

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

     Operating costs and expenses increased $53 million, or 3.1%, and decreased $71 million, or 1.4%, for the three and nine months ended September 30, 2002, respectively, compared to the prior year periods. As a percentage of operating revenues, operating costs and expenses were 60.3% and 60.0% for the three and nine months ended September 30, 2002, respectively, and 58.4% and 59.4% for the corresponding prior year periods.

     For the three months ended September 30, 2002, costs increased as compared with the same period of the prior year due to several factors, including increases in risk management expenses, higher employee benefit costs, higher costs associated with recycling commodities, subcontractor costs, costs associated with acquisi-tions consummated since the third quarter of 2001, and disposal costs. The increased risk management expense is driven primarily by increased workers' compensation costs. The increased costs associated with recycling commodities were due primarily to an increase in market prices paid for OCC and ONP and the rebates paid to customers as a result of the higher prices. The subcontractor cost increase is due in part to increased utilization of subcontractors for certain of our national account customers in areas where services are not provided by us and in part to increased third party transportation of waste to disposal facilities, particularly in the midwest and western portions of the United States. Contributing to the increase in disposal costs was the increased tax on disposal of waste in Pennsylvania incurred by us. Additionally, the operating costs and expenses increase reflects approximately $19 million included in the third quarter of 2001 as an offset to environmental expenses related to the Company's recovery of amounts in connection with its claims against insurance carriers for reimbursement of environmental expenses. The increased operating costs and expenses were offset in part by the effect of divestitures in 2002.

     For the nine months ended September 30, 2002, costs decreased as compared to the same period of the prior year due primarily to the effect of divestitures in 2002, reduced maintenance costs, lower fuel costs, and lower construction services at certain of the waste-to-energy facilities that we operate but do not own. The decreases have been offset somewhat by several factors, including those affecting the third quarter as discussed above. Factors affecting the nine month period include increased risk management expense, higher employee benefit costs, increased costs associated with acquisitions that have been consummated since the third quarter of 2001, subcontractor costs and increased disposal costs. Additionally, the operating costs and expenses increase reflects approximately $19 million included in the third quarter of 2001 as an offset to environmental expenses as discussed above.

 SELLING, GENERAL AND ADMINISTRATIVE

     Our selling, general and administrative expenses include management salaries, clerical and administrative costs, professional services, facility rentals, provision for doubtful accounts, related insurance costs and costs related to our marketing and sales force.

     Selling, general and administrative expenses decreased $7 million, or 1.8%, and $48 million, or 4.1%, for the three and nine months ended September 30, 2002, respectively, as compared to the prior year corresponding periods. In addition, as a percentage of operating revenues, our selling, general and administrative expenses decreased from 13.2% to 13.0% for the three months ended September 30, 2001 and 2002, respectively, and decreased from 13.7% to 13.5% for the nine months ended September 30, 2001 and 2002, respectively.

     The decrease in costs is primarily attributable to reduced spending on professional fees, reductions associated with the March 2002 restructuring and the effect of divestitures of operations in 2002. These reductions were offset partially by increased litigation expense and an increase in contract labor (net of capitalization) related to enterprise systems development. Cost reductions for the nine months ended September 30, 2002 as compared to the same period of 2001 were also offset by increased bad debt expense of $16 million.

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

     Depreciation and amortization expense decreased $41 million, or 11.6%, and $110 million, or 10.7% for the three and nine months ended September 30, 2002, respectively, compared to the same three and nine month periods of 2001. As a percentage of operating revenues, depreciation and amortization expense was 10.7% and 11.0% for the three and nine months ended September 30, 2002, respectively, and 12.2% and 12.1% for the corresponding prior periods. The decrease in depreciation and amortization expense is primarily attributable to our adoption of Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142"), which required that the amortization of all goodwill cease on January 1, 2002. Goodwill amortization for the three and nine months ended September 30, 2001 was $39 million, or 1.3% of operating revenues, and $117 million, or 1.4% of operating revenues, respectively. Excluding the effect of goodwill amortization expense in 2001, depreciation and amortization expense as a percentage of revenues decreased 0.1% and increased 0.3% from the three and nine months ended September 30, 2001, respectively, compared to the corresponding periods of 2002.

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

     In March of 2002, all of our operations other than WTI and Canadian Waste Services ("CWS") were restructured to reduce the number of field layers of management from four to three and the number of field layers that have administrative and functional staff from four to two. Under the new structure, our approximately 1,200 operating sites, including waste collection depots, transfer stations, landfills and recycling facilities, were restructured into approximately 82 newly established Market Areas. These Market Areas are responsible for the sales and marketing of our services and for directing the delivery of service by the districts. The Market Area is also the profit center, and the districts, all of which used to be profit centers, became cost centers. The largest Market Areas are headed by a Vice President and the others are headed by a General Manager. The Market Areas consolidate financial reporting and provide a range of assistance in the areas of finance and accounting, procurement, people, market planning and development, fleet services, recycling, legal services, engineering, regulatory compliance, safety and public affairs to support the districts. These Market Areas all report to one of four Groups that divide the United States geographically, and which were formerly known as our "Areas." CWS, which was restructured in July 2002, and WTI were the fifth and sixth Groups under the previous structure and continue as the fifth and sixth Groups under the new structure.

     We recorded $1 million and $38 million of pre-tax charges for costs associated with the implementation of the new structure for the three and nine months ended September 30, 2002, respectively. These charges include $36 million for employee severance and benefit costs and $2 million related to abandoned operating lease agreements. We expect to incur an additional $3 million of restructuring expenses in the last quarter of 2002 primarily related to the relocation of employees and the consolidation of facilities to support the new organizational structure.

     Under the new structure approximately 1,900 field-level administrative and operational positions have been eliminated. Our obligation for severance payments will continue during the last quarter of 2002 and, in some cases, into 2003. As of September 30, 2002, payments of $29 million for employee severance and benefits and for abandoned leases had been recorded against the restructuring liability that was previously established.

 ASSET IMPAIRMENTS AND UNUSUAL ITEMS

     During the first quarter of 2002, we recorded a net credit to asset impairments and unusual items primarily due to a reversal of a loss contract reserve of approximately $4 million and adjustments of $5 million for revisions of estimated losses on assets held-for-sale. These amounts were partially offset by asset impairment charges primarily relating to our 2002 restructuring efforts. During the third quarter of 2002, we recorded a net credit to asset impairments and unusual items of approximately $3 million primarily due to the reversal of a loss contract reserve that was originally recorded in asset impairments and unusual items.

     For the three and nine months ended September 30, 2001, we recorded a charge to asset impairments and unusual items expense of $354 million and $362 million, respectively. The expense was primarily attributable to agreements that were reached to settle the shareholder class action lawsuit filed against us in July 1999 alleging violations of the federal securities laws and the shareholders derivative suit against our former independent auditor, which resulted in a net charge of $374 million. Offsetting this expense, we recorded a net gain of $24 million (comprised of the reversal of the held-for-sale impairments of $109 million and a held-for-use impairment of $85 million) from our re-evaluation of our business alternatives related to our IPPs during the third quarter of 2001. Based on these assessments, we decided not to sell our IPPs with the exception of one facility. Accordingly, we reclassified all but one of our IPPs from held-for-sale to held-for-use in the third quarter of 2001. Also included in asset impairments and unusual items are reversals of loss contract reserves that were determined to be in excess of current requirements and other unusual items of $4 and $12 million for the three and nine months ended September 30, 2001, respectively.

 INTEREST EXPENSE

     Interest expense decreased by $6 million and $75 million for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. The primary factor for the decrease in interest expense is the overall positive position of the Company's interest rate derivative contracts. Interest rate derivative contracts reduced interest expense by $21 million and $64 million for the three and nine months ended September 30, 2002, respectively, and $16 million and $21 million for the corresponding prior year periods. The remaining decrease in interest expense between 2002 and 2001 is primarily due to the repayment or refinancing of debt instruments throughout 2001 and into 2002 at lower interest rates.

 PROVISION FOR (BENEFIT FROM) INCOME TAXES

     We recorded a provision for income taxes of $121 million and $340 million for the three and nine months ended September 30, 2002, respectively, and a $32 million benefit from income taxes and a $170 million provision for income taxes for the corresponding periods of 2001. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2002 is primarily due to state and local income taxes, offset in part by non-conventional fuel tax credits. In addition, we recognized a tax benefit of approximately $12 million in the third quarter of 2002 due to the anticipated capital gain from a fourth quarter 2002 sale which enables the Company to utilize a previously fully reserved capital loss that arose from a divestiture that occurred earlier in 2002. The remaining benefit will be recognized in the fourth quarter. For the three and nine months ended September 30, 2001, the difference is primarily due to state and local income taxes, non-deductible costs related to acquired intangibles and non-deductible costs associated with the impairment and divestiture of certain businesses. Additionally, in the second quarter of 2001, scheduled Canadian federal and provincial tax rate reductions resulted in a tax benefit of $42 million, which was offset in part by a tax expense of $30 million related to our plan to repatriate certain Canadian capital and earnings previously deemed permanently invested in Canada.

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

     On July 17, 1998, we issued $600 million of 6 1/8% mandatorily tendered senior notes, due July 15, 2011. The notes were subject to certain mandatory tender features as described in the indenture, which allowed us to purchase all of the outstanding notes on July 15, 2001. We used available cash on hand along with funds from the Company's credit facility to purchase the notes in July 2001. During the third quarter of 2001, we recorded an extraordinary loss of approximately $1 million, net of taxes, for the retirement of this debt.

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

LIQUIDITY AND CAPITAL RESOURCES

     The following is a summary of our cash balances and cash flows for the nine months ended September 30, 2002 and 2001 (in millions):

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Cash and cash equivalents at the end of the period..........  $  656   $   75
                                                              ======   ======
Cash provided by operating activities.......................  $1,527   $1,508
                                                              ======   ======
Cash used in investing activities...........................  $ (783)  $ (787)
                                                              ======   ======
Cash used in financing activities...........................  $ (819)  $ (738)
                                                              ======   ======

     We generated cash flows from operations of $1.5 billion for the nine months ended September 30, 2002. During that period, we spent $783 million for investing activities, which was comprised of capital expenditures of $914 million and acquisitions of businesses of $125 million, offset by proceeds from sales of assets and cash generated from other investing activities of $256 million. In addition, we used $819 million for financing activities, which included $561 million spent to repurchase 21.3 million shares under our stock buyback program, $283 million of net debt repayments and $25 million in proceeds from exercises of common stock options and warrants.

     For the nine months ended September 30, 2001, we generated cash flows from operations of approximately $1.5 billion. We used $787 million for investing activities during the nine months ended September 30, 2001. Capital expenditures of $843 million were included in our investing activities for the nine months ended September 30, 2001 along with acquisitions of solid waste businesses of $95 million offset by proceeds from sales of assets and other investing activities of $151 million. In addition, we used $738 million for financing activities which is primarily comprised of $765 million of net debt repayments, offset by proceeds of $27 million from exercises of common stock options and warrants and other financing activities.

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

     Our strategy is to meet our capital needs and contractual obligations first from internally generated funds. We also have bank borrowings available for our capital needs and contractual obligations and, when appropriate, will obtain financing from issuing debt or common stock.

     As of September 30, 2002, we had a $650 million syndicated revolving credit facility (the "Three Year Revolver"), and a $1.75 billion syndicated revolving credit facility (the "Five Year Revolver"). No balances were outstanding under the Company's revolving credit facilities as of December 31, 2001 or September 30, 2002. The Three Year Revolver matures in June 2005 and the Five Year Revolver matures in June 2006. As of September 30, 2002, we had letters of credit in the aggregate amount of approximately $1,600 million (of which approximately $1,490 million are issued under the revolving credit facilities) that generally have terms allowing automatic renewal after a year. At September 30, 2002, we had unused and available credit capacity under these facilities of approximately $910 million.

     The financial covenants we are required to maintain under our credit facilities include (i) an interest coverage ratio; (ii) total debt to EBITDA and; (iii) minimum net worth. The interest coverage ratio requires that at the end of any fiscal quarter we will not permit the ratio of (A) our consolidated net income plus interest expense and income taxes ("EBIT") for the four fiscal quarters then ending to (B) consolidated total interest expense for such period to be less than 2.5 to 1 for quarters ending on or before December 31, 2002 and 3 to 1 thereafter. The total debt to EBITDA covenant requires that at the end of any fiscal quarter, we will not permit the ratio of (A) all indebtedness and certain contingent liabilities such as financial guarantees to (B) EBIT plus depreciation and amortization expense ("EBITDA") for the four fiscal quarters then ending to exceed 3 to 1. Our minimum net worth covenant requires that we will not allow the sum of stockholders' equity to be less than $3.5 billion plus 75% of our cumulative consolidated net income for each fiscal quarter, beginning with the first fiscal quarter ended March 31, 2001. At September 30, 2002, we are in compliance with all covenants under our credit facilities.

     We manage our debt portfolio by using interest rate derivatives. Our position of fixed and floating rate debt is approximately 65% fixed and 35% floating at September 30, 2002. In addition, we periodically enter into financing transactions to secure the then current market interest rate in anticipation of senior debt issuances.

     We currently intend to refinance certain of our senior notes that mature in the fourth quarter with a new senior note issuance. In anticipation of the issuance, we entered into a hedging agreement during the second quarter of 2002 to secure the underlying treasury rates. These hedging agreements will be settled concurrently with the senior note issuance. If we had settled this agreement on October 28, 2002, we would have paid approximately $50 million to the counterparties, however, the fair values may fluctuate until settlement actually occurs. To offset this anticipated cash payment, we plan to terminate several interest rate swap agreements with favorable fair value positions in the fourth quarter of 2002. The anticipated net cash settlement of the interest rate financing agreement and interest rate swap agreement terminations will be reflected within operating activities in our consolidated statement of cash flows. As of October 29, 2002, we have received cash of $27 million for fourth quarter 2002 terminations of interest rate swap agreements.

     In May 2002, we privately placed $500 million of 7 3/4% senior unsecured notes due May 15, 2032. Interest on the notes is due on November 15 and May 15 of each year. The net proceeds of the offering were approximately $498 million, after deducting underwriters' discounts and expenses. We used these proceeds to pay the $300 million of 6.625% senior notes that matured on July 15, 2002 and a portion of the $285.7 million of 7.7% senior notes that matured on October 1, 2002.

     Additionally, through September 30, 2002 we have issued industrial revenue bonds that are primarily used in the construction of various facilities. Proceeds of the financing arrangements are deposited into trust funds upon receipt and we do not have the ability to utilize the funds in regular operating activities. Therefore, the funds are treated as non-cash investing and financing activities in the cash flow statement.

     We believe that our available short-term and long-term capital resources are sufficient to fund our capital expenditure and working capital requirements, scheduled debt payments, interest, income tax and other obligations, acquisitions and our share repurchases that are described below. Our capital requirements include (i) capital expenditures for construction and expansion of landfill sites, as well as new trucks and equipment for collection operations, (ii) refurbishments and improvements at waste-to-energy facilities and (iii) business acquisitions. We currently expect to spend approximately $300 million for capital expenditures and approximately $60 million for the purchases of businesses during the final quarter of 2002.

     We have $350 million of 6.5% senior notes due December 15, 2002. We also have $450 million of 7.1% senior notes due August 1, 2026 that are subject to early redemption on August 1, 2003 at the option of the holder. We have classified these borrowings as long-term at September 30, 2002 and December 31, 2001 based upon our ability to use our revolving credit facilities, which are both long-term, to refinance these borrowings at their respective maturity or repayment date. We intend to pursue other sources of long-term financing to refinance the borrowings; however, in the event other sources of long-term financing are not available, we intend to use our revolving credit facilities.

     In February 2002 we announced that our Board of Directors had approved a stock buy back program for up to $1 billion in annual repurchases for each of the next three years. The purchases will be made in either open market or privately negotiated transactions primarily using cash flows from operations.

     In March 2002, we entered into an accelerated stock repurchase master agreement to facilitate the repurchase of shares of our common stock under the stock buy back program we announced in February 2002. In the first quarter of 2002, we entered into a transaction to purchase stock under the agreement, purchasing approximately 10.9 million shares at $27.46 per share for a total of approximately $300 million. We accounted for the initial payment as a purchase of treasury stock and classified the future settlement with the counterparty as an equity instrument because we had the option under the agreement to settle our obligations, if we had any obligation, in shares of our common stock.

     The weighted average daily market price of our stock during the valuation period times the number of shares we initially purchased was approximately $18 million less than the approximately $300 million we paid for the repurchase. Pursuant to the terms of the agreement, the counterparty paid us this difference of approximately $18 million at the end of the valuation period, which occurred during the third quarter of 2002, to settle the agreement. We accounted for the cash receipt as an adjustment to the carrying value of treasury stock and have therefore included it in common stock repurchases within financing activities in the accompanying condensed consolidated statement of cash flows.

     We expect to enter into other such accelerated purchase programs similar to the program entered into in the first quarter of 2002. We have also engaged in open market purchases of our common stock during those periods when, according to Company policy, there is an open trading window. During 2002, excluding the transaction under the accelerated stock repurchase master agreement, we have repurchased approximately 10.4 million shares for a total of approximately $279 million. As previously announced, our intention is to repurchase up to $1 billion this year.

     In November 2001, we announced that we had entered into an agreement to settle the consolidated class action lawsuit filed against us in July 1999 alleging violations of the federal securities laws by payment of $457 million to the class members. We expect our net cash outflow, after considering insurance, tax deductions and related settlement costs, to be approximately $230 to $240 million. The Court approved the settlement in April 2002; however, there is currently a motion to vacate pending before the Court. If the Court denies the motion, a thirty day appeal period will begin. If an appeal is filed, the judgment will not become final until all appeals are exhausted or dismissed. We do not have to pay the settlement until the judgment is final. However, our settlement fund began to accrue interest, at the Federal Funds rate, during the second quarter of 2002. We currently expect that we will fund the settlement in the first half of 2003.

SPECIAL PURPOSE ENTITIES

     On June 30, 2000, two limited liability companies ("LLCs") were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we operate under an agreement with the owner. John Hancock Life Insurance Company ("Hancock") has a 99.5% ownership in one of the LLCs.

The second LLC is 99.5% collectively owned by Hancock and the CIT Group ("CIT"). We have a 0.5% interest in both LLCs. Hancock and CIT made an initial investment of approximately $167 million in the LLCs. The LLCs used these proceeds to purchase the three waste-to-energy facilities that we operate and assumed the seller's indebtedness related to these facilities. Under the LLC agreements the LLCs shall be dissolved upon the occurrence of any of the following events: (i) a written decision of all the members of the LLCs to dissolve the LLCs, (ii) December 31, 2063, (iii) the entry of a decree of judicial dissolution under the Delaware Limited Liability Company Act, or (iv) the LLCs cease to own any interest in these waste-to-energy facilities. Additionally, income, losses and cash flows are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, the amounts will be allocated 20% to Hancock and CIT and 80% to us. We do not expect Hancock and CIT to achieve the targeted returns in 2002 or at any time during the initial base term of the lease. We account for the underlying leases as operating leases. As of September 30, 2002, the remaining aggregate lease commitments related to these waste-to-energy facilities are $374 million.

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

     We are the manager of the LLCs but there are significant limitations on the powers of the manager under the LLC agreements. Accordingly, we account for our interest in the LLCs under the equity method of accounting. These investments have a carrying value of approximately $1 million at both September 30, 2002 and December 31, 2001. If we were required to consolidate the LLCs, we would record approximately $418 million in assets, and $201 million of debt as of September 30, 2002. The remaining balance that would be recorded would primarily be minority interest. There would be no material net impact to our results of operations if we consolidated the LLCs instead of accounting for them under the equity method.

ACCOUNTING FOR STOCK OPTIONS

     We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended, under which no compensation cost for stock options is recognized when granted with an exercise price equal to fair value. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), establishes accounting and annual disclosure requirements for options granted after 1995 using a fair-value-based method of accounting. As of September 30, 2002, we had approximately 47 million stock options and warrants outstanding. The weighted average fair value per share of stock options and warrants granted during the three and nine months ended September 30, 2002 was $8.35 and $9.22, respectively. This value is estimated using the Black-Scholes option-pricing model, a formula that calculates an assumed value of stock options based on appreciation and interest assumptions. The fair value calculation using Black-Scholes is not necessarily indicative of the actual value of a stock option.

     The following schedule reflects the impact of the recognition provisions of SFAS No. 123 on net income and earnings per common share for the three and nine months ended September 30, 2002 and 2001 (in millions, except per share amounts).

                                                              THREE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                              -------------   -------------
                                                              2002    2001    2002    2001
                                                              -----   -----   -----   -----
Reported net income.........................................  $ 231   $  30   $ 586   $ 345
Less: compensation expense per SFAS No. 123, net of tax.....     20      21      56      63
                                                              -----   -----   -----   -----
Adjusted net income.........................................  $ 211   $   9   $ 530   $ 282
                                                              =====   =====   =====   =====
BASIC EARNINGS PER COMMON SHARE:
Reported net income.........................................  $0.38   $0.05   $0.95   $0.55
Less: compensation expense per SFAS No. 123, net of tax.....   0.03    0.03    0.09    0.10
                                                              -----   -----   -----   -----
Adjusted net income.........................................  $0.35   $0.02   $0.86   $0.45
                                                              =====   =====   =====   =====
DILUTED EARNINGS PER COMMON SHARE:
Reported net income.........................................  $0.38   $0.05   $0.94   $0.55
Less: compensation expense per SFAS No. 123, net of tax.....   0.03    0.03    0.09    0.10
                                                              -----   -----   -----   -----
Adjusted net income.........................................  $0.35   $0.02   $0.85   $0.45
                                                              =====   =====   =====   =====

RECENT DEVELOPMENTS

     In August 2002, DLJ Brand Services, Inc. ("DLJ Brand"), a holding company whose wholly owned subsidiary Brand Services, Inc. provides scaffolding services in North America, entered into a plan and agreement of merger pursuant to which DLJ Brand would be merged into an entity owned by J.P. Morgan Partners, LLC. We owned approximately 17% of the shares of DLJ Brand before the merger. In October 2002, the merger was completed, and we received approximately $33 million in cash, a note receivable of approximately $4 million and warrants to purchase securities in the merged entity. We also received approximately $21 million for the repayment of a subordinated note that came due upon the change of control of DLJ Brand. We expect to record a pre-tax gain of approximately $40 million in the fourth quarter of 2002 related to this transaction.

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

     The following schedule reflects the three and nine months ended September 30, 2001 adjusted net income (excluding goodwill and negative goodwill amortization) as compared to the results of operations for the three and nine months ended September 30, 2002 (in millions, except per share amounts).

                                                         THREE MONTHS     NINE MONTHS
                                                             ENDED           ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                         -------------   -------------
                                                         2002    2001    2002    2001
                                                         -----   -----   -----   -----
Reported net income....................................  $ 231   $  30   $ 586   $ 345
Add back: goodwill amortization, net of taxes..........     --      31      --      93
                                                         -----   -----   -----   -----
Adjusted net income....................................  $ 231   $  61   $ 586   $ 438
                                                         =====   =====   =====   =====
BASIC EARNINGS PER COMMON SHARE:
Reported net income....................................  $0.38   $0.05   $0.95   $0.55
Goodwill amortization, net of taxes....................     --    0.05      --    0.15
                                                         -----   -----   -----   -----
Adjusted net income....................................  $0.38   $0.10   $0.95   $0.70
                                                         =====   =====   =====   =====
DILUTED EARNINGS PER COMMON SHARE:
Reported net income....................................  $0.38   $0.05   $0.94   $0.55
Goodwill amortization, net of taxes....................     --    0.05      --    0.15
                                                         -----   -----   -----   -----
Adjusted net income....................................  $0.38   $0.10   $0.94   $0.70
                                                         =====   =====   =====   =====

     Our intangible assets as of September 30, 2002 were comprised of the following (in millions):

                                                            COVENANTS   LICENSES,
                                                 CUSTOMER    NOT-TO-     PERMITS
                                                  LISTS      COMPETE    AND OTHER    TOTAL
                                                 --------   ---------   ----------   -----
Intangible assets..............................    $128       $ 97         $21       $ 246
Less accumulated amortization..................     (74)       (56)         (7)       (137)
                                                   ----       ----         ---       -----
                                                   $ 54       $ 41         $14       $ 109
                                                   ====       ====         ===       =====

     Intangible assets are recorded at cost and amortized on a straight-line basis. Customer lists are generally amortized over five to seven years. Covenants not-to-compete are amortized over the term of the agreement, which is generally three to five years. Licenses, permits and other intangible assets are amortized over the terms of the related agreement or the Company's estimate of the useful life if there are no definite terms. Landfill operating permits are not presented above and are recognized on a combined basis with other landfill assets and amortized using our landfill amortization method. The intangible asset amortization expense estimated as of December 31, 2001, for the five years following 2001 is as follows (in millions):

2002   2003   2004   2005   2006
----   ----   ----   ----   ----
$34    $30    $22    $13     $7

     As of September 30, 2002, the amount of goodwill attributable to WTI was approximately $783 million. The remaining goodwill balance of approximately $4,264 million was attributable to NASW (excluding WTI).

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

  SFAS NO. 146

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. Implementation of the pronouncement will therefore have no impact on our current year financial statements. See Note 3 to the condensed consolidated financial statements for discussion on the restructuring we initiated in March 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Administrative Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer, Chief Administrative Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                    PART II.

ITEM 1. LEGAL PROCEEDINGS.

     Information regarding our legal proceedings can be found under the "Litigation" section of Note 8, Commitments and Contingencies, to the condensed consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

 EXHIBIT NO.                                DESCRIPTION
 -----------                                -----------
    12        --    Computation of Ratio of Earnings to Fixed Charges.

     (b) Reports on Form 8-K:

     On August 13, 2002, the Company filed a Current Report on Form 8-K, to state that the Company submitted to the Securities and Exchange Commission the Statements under Oath of Principal Executive Officer and Principal Financial Officer in accordance with the Commission's June 27, 2002 Order (File No. 4-460) requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934, as amended.

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

Date: November 1, 2002

                                 CERTIFICATIONS

     I, A. Maurice Myers, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Waste Management, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -- 14 and 15d -- 14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ A. MAURICE MYERS
                                            ------------------------------------
                                                      A. Maurice Myers
                                               President and Chief Executive
                                                           Officer

Date: November 1, 2002

     I, William L. Trubeck, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Waste Management, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -- 14 and 15d -- 14) for the registrant and have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:    /s/ WILLIAM L. TRUBECK
                                            ------------------------------------
                                                     William L. Trubeck
                                                Executive Vice President and
                                                Chief Administrative Officer

Date: November 1, 2002

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
12   --      Computation of Ratio of Earnings to Fixed Charges.