Form 10-K
period 2002-12-31
WASTE MANAGEMENT INC
filed 2003-02-24
CIK 823768

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 512-6200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                    ------------------------------------
        Common Stock, $0.01 par value                     New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 5.75% CONVERTIBLE SUBORDINATED NOTES DUE 2005

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2002, was approximately $15.8 million. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange ("NYSE"). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)
     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [X]   No [ ]
     The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 18, 2003, was 594,964,062 (excluding treasury shares of 35,318,399).

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT                                  INCORPORATED AS TO
                   --------                                  ------------------
           Proxy Statement for the
     2003 Annual Meeting of Stockholders                          Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   16

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial Data.....................................   18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   19
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   40
Item 8.   Financial Statements and Supplementary Data.................   42
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   98

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   98
Item 11.  Executive Compensation......................................   99
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   99
Item 13.  Certain Relationships and Related Transactions..............   99
Item 14.  Controls and Procedures.....................................   99

                                  PART IV
Item 15.  Financial Statement Schedules, Exhibits, and Reports on Form
          8-K.........................................................  100

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Waste Management, Inc. is our industry's leading provider of integrated waste services in North America. Through our subsidiaries, we provide collection, transfer, recycling and resource recovery, and disposal services. We are also a leading developer, operator and owner of waste-to-energy facilities in the United States. Our customers include commercial, industrial, municipal and residential customers, other waste management companies, governmental entities and independent power market participants. During 2002, none of our customers accounted for more than 5% of our operating revenue. We employed approximately 53,000 people as of December 31, 2002.

     The Company was incorporated in Oklahoma in 1987 under the name "USA Waste Services, Inc." and was reincorporated as a Delaware company in 1995. In 1998, we merged with Waste Management, Inc., who became our 100% owned subsidiary and whose name we changed to Waste Management Holdings, Inc., or "WM Holdings" (the "WM Holdings Merger"). At the same time, we changed our name to Waste Management, Inc. When the terms "Waste Management," "WMI," the "Company," "we," "us" or "our" are used in this document, those terms are being used to refer to Waste Management, Inc., its subsidiaries, affiliates and predecessors, unless the context requires otherwise. The Company's principal executive offices are located at 1001 Fannin Street, Suite 4000, Houston, Texas 77002. Our telephone number at that address is (713) 512-6200. Our website address is http://www.wm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are all available, free of charge, on our website as soon as practicable after we file the reports with the SEC. Our stock is traded on the New York Stock Exchange under the symbol "WMI."

STRATEGY

     Our goal is operational excellence and financial strength, which we seek to achieve by concentrating on (i) providing excellent customer service, (ii) generating higher profit margins, (iii) increasing cash flow and (iv) maintaining our credit ratings at investment grade. The key initiatives that we have focused on and continue to make progress in include:

     - Asset Utilization -- We have, and continue to develop, integrated local business strategies for our operations, including collection, disposal (including waste-to-energy plants), and transfer, to achieve higher rates of internalization and to improve our overall utilization of our asset base;

     - Service Excellence -- We continue to design and implement new procedures to better meet our customers' requirements;

     - Economies of Scale and Cost Efficiencies -- We continue to implement a procurement and sourcing process that leverages our size and total purchasing ability to realize savings and discounts through consolidation and reduction of the number of suppliers we use; we continue to manage closely our capital and other expenditures;

     - Price/Revenue Management -- We are improving our pricing analysis capabilities, and developing and implementing new revenue management systems;

     - Sales Force Effectiveness -- We continue to provide tools, leadership and incentives throughout our organization that are designed to enable and encourage our sales force to improve its effectiveness and increase revenue; and

     - Shareholder Value -- We focus on enhancing shareholder value by such things as our share repurchases as well as emphasizing earnings and cash flow growth, while continuing to maintain a strong, liquid and flexible financial condition. We also strive to maintain close relationships with banks, bondholders, credit rating agencies, surety companies and regulators to ensure adequate access to a variety of capital markets and funding sources.

OPERATIONS

  GENERAL

     In 2002, we adopted and implemented a new organizational structure designed to better align collection, transport, recycling and disposal resources within market areas. We believe the new structure will yield a number of benefits, including clearer accountability and responsibility for business performance and profitability in specific markets; simplification of structure; cost savings through consolidation of duplicate administrative and other support functions; improved utilization of operating assets; and better customer responsiveness.

     In March 2002 all of our operations, other than Wheelabrator Technologies Inc. ("WTI") and Canadian Waste Services ("CWS"), were restructured to reduce the number of field layers of management from four to three and the number of field layers that have administrative staff from four to two. Under the new structure, our approximately 1,200 operating sites, including waste collection depots, transfer stations, landfills and recycling facilities, were restructured into approximately 82 newly established Market Areas. These Market Areas are responsible for the sales and marketing of our services and for directing the delivery of service by the districts. The Market Area is also the profit center, and the districts, all of which used to be profit centers, became cost centers. The largest Market Areas are headed by a Vice President and the others are headed by a General Manager. The Market Areas consolidate financial reporting and provide a range of assistance in the areas of finance and accounting, procurement, people, market planning and development, fleet services, recycling, legal services, engineering, regulatory compliance, safety and public affairs to support the districts. These Market Areas all report to one of our four Groups that divide the United States geographically into the Eastern, Midwest, Southern and Western operations we formerly called "Areas." CWS, which was restructured into ten newly established Market Areas in July 2002, and WTI, which manages our waste-to-energy facilities and independent power production plants ("IPPs"), were the fifth and sixth Areas under our previous structure and continue as the fifth and sixth Groups under the new structure.

     Our North American Solid Waste ("NASW") operations are comprised of our six Groups, along with our other NASW services, which include our national recycling, national accounts and methane gas recovery operations that provide services throughout the Groups. Each of the Groups within NASW and the other NASW services is reported as a separate segment. We also had international waste management and non-solid waste services, all of which were divested by March 31, 2002. However, these operations did impact our prior years results of operations, as discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations, and are therefore included in our presentations in this report as "Other."

     The table below shows for each of the years in the three-year period ended December 31, 2002 the total revenues (in millions) contributed by each of our reportable segments. The prior year information has been restated to conform to the current year presentation as described above. More information about our results of operations by reportable segment is included in Note 15 to the consolidated financial statements.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Canada..................................................  $   524   $   530   $   548
Eastern.................................................    3,816     3,783     3,849
Midwest.................................................    2,289     2,327     2,408
Southern................................................    3,016     2,999     3,010
Western.................................................    2,480     2,541     2,552
WTI.....................................................      789       802       902
Other NASW..............................................      219       174       175
Intercompany............................................   (1,999)   (1,994)   (2,022)
                                                          -------   -------   -------
  Total NASW............................................   11,134    11,162    11,422
Other...................................................        8       160     1,070
                                                          -------   -------   -------
     Net Operating Revenues.............................  $11,142   $11,322   $12,492
                                                          =======   =======   =======

  NASW

     The services provided by our NASW segments include collection, disposal (solid waste and hazardous waste landfills), transfer, WTI's waste-to-energy facilities and IPPs, recycling and other services, as described below. The following table shows for each of the years in the three-year period ended December 31, 2002 revenues (in millions) contributed by our principal services.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Collection..............................................  $ 7,598   $ 7,584   $ 7,675
Landfill................................................    2,660     2,743     2,730
Transfer................................................    1,451     1,435     1,394
WTI (waste-to-energy and IPPs)..........................      789       802       902
Recycling and other.....................................      635       592       743
Intercompany............................................   (1,999)   (1,994)   (2,022)
                                                          -------   -------   -------
     Total NASW.........................................  $11,134   $11,162   $11,422
                                                          =======   =======   =======

     Collection. Our commitment to the customer begins with a vast waste collection network. Collection involves picking up and transporting waste from where it was generated to a transfer station or disposal site. Depending on the type of customer being served, we generally provide collection services under one of two types of arrangements:

     - For commercial and industrial collection services, there is generally a one to three-year service agreement. The fees under the agreements are determined by factors such as collection frequency, type of collection equipment furnished by us, type and volume or weight of the waste collected, the distance to the disposal facility, labor cost and cost of disposal. As part of the service, we provide steel containers to most of the customers to store their solid waste. The containers range in size from one to 50 cubic yards and are designed so that they can be lifted mechanically and either emptied into a truck's compaction hopper or directly into a disposal site. By using these containers, we can service most of our commercial and industrial customers with trucks operated by only one employee.

     - For most residential collection services, there is a contract with, or franchise granted by, a municipality or regional authority that has granted us the exclusive right to service all or a portion of the homes in that area. These contracts or franchises are typically for one to five years, but can sometimes be longer. The fees for residential collection are either paid by the authorities from their tax revenues or service charges, or are paid directly by the residents receiving the service.

     Landfill. Landfills are the main depository for solid waste in North America and we have the largest network of landfills in North America. Solid waste landfills are built and operated under prescribed procedures. Currently, solid waste landfills in the United States must be designed, permitted, operated, closed and maintained after closure in compliance with federal, state and local regulations pursuant to Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). The operation of a solid waste landfill includes excavation, construction of liners and final caps, continuous spreading and compacting of waste, and covering of waste with earth or other inert material at least once a day. These operations are carefully planned to maintain sanitary conditions, to ensure the best possible use of the airspace and to prepare the site so it can ultimately be used for other purposes.

     Access to a disposal facility, such as a solid waste landfill, is a necessity for all solid waste management companies. While access can be obtained to disposal facilities owned or operated by third parties, we believe it is usually preferable for our collection operations to use disposal facilities that we own or operate, which we refer to as internalization. When we have internalization, we pay ourselves instead of a third party and generally are able to realize higher consolidated margins and stronger operating cash flows. The fees charged at disposal facilities, which are known as "tipping fees," are based on market factors and the type and weight or volume of solid waste deposited and the type and size of the vehicles used in the transportation of the waste.

     We also operate secure hazardous waste landfills in the United States. Under RCRA, all hazardous waste landfills must be permitted by the federal government, and all of ours have obtained such permits. These landfills must also comply with certain operating standards, and our hazardous waste landfills have received the permits and approvals needed to accept hazardous waste, although some of them can only accept certain kinds of hazardous waste. Only hazardous waste in a stable, solid form, which meets applicable regulatory requirements, can be deposited in our secure disposal cells. In some cases, hazardous waste can be treated before disposal. Generally, these treatments involve the separation or removal of solid materials from liquids and chemical treatments that involve the transformation of wastes into inert materials that are no longer hazardous. Our hazardous waste landfills are sited, constructed and operated in a manner designed to provide long-term containment of the waste. We also operate a hazardous waste facility at which we isolate treated hazardous wastes in liquid form by injection into deep wells that have been drilled in rock formations far below the base of fresh water to a point that is separated by other substantial geological confining layers.

     We owned or operated 288 solid waste and 5 hazardous landfills at December 31, 2002. The landfills that we operate but do not own are generally operated through a lease agreement or under an operating contract. The differences between the two arrangements usually relates to the owner of the permit. Generally, with a lease agreement, the permit is in our name and we operate the landfill for its entire life and make payments to the lessor, who is generally a private landowner, based either on a percentage of revenue or a rate per ton received. We are generally responsible for closure and post-closure requirements under our lease agreements. For operating contracts, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill based on a contracted term, which may be the life of the landfill. The property owner is generally responsible for closure and post-closure obligations under our operating contracts.

     Based on remaining permitted capacity as of December 31, 2002 and projected annual disposal volumes, the average remaining landfill life for all operating landfills is approximately 22 years. Many of our existing landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining an expansion. We are currently seeking to expand permitted capacity at 91 of our landfills for which we consider expansions to be probable. Although no assurances can be made that all future expansions will be permitted as designed, the average remaining landfill life for all landfills is approximately 33 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume. At December 31, the expected remaining airspace capacity in cubic yards and tonnage of waste that can be accepted at our operating landfills is shown below (in millions):

                                      DECEMBER 31, 2002               DECEMBER 31, 2001
                                -----------------------------   -----------------------------
                                            PROBABLE                        PROBABLE
                                PERMITTED   EXPANSION   TOTAL   PERMITTED   EXPANSION   TOTAL
                                ---------   ---------   -----   ---------   ---------   -----
Remaining cubic yards.........    3,471       1,644     5,115     3,377       1,725     5,102
Remaining tonnage.............    2,857       1,385     4,242     2,748       1,420     4,168

     The following table reflects landfill capacity and airspace changes, as measured in tons, for landfills operated during the years ended December 31, 2002 and December 31, 2001, respectively (in millions):

                                                  YEARS ENDED DECEMBER 31,
                             -------------------------------------------------------------------
                                           2002                               2001
                             --------------------------------   --------------------------------
                                         PROBABLE                           PROBABLE
                             PERMITTED   EXPANSION    TOTAL     PERMITTED   EXPANSION    TOTAL
                             AIRSPACE    AIRSPACE    AIRSPACE   AIRSPACE    AIRSPACE    AIRSPACE
                             ---------   ---------   --------   ---------   ---------   --------
Balance, beginning of
  year.....................    2,748       1,420      4,168       2,447       1,478      3,925
Acquisitions, divestitures
  and closures.............       24          --         24          (1)         (7)        (8)
New expansions pursued.....       --          91         91          --         183        183
Permits granted............      163        (163)        --         346        (346)        --
Airspace consumed..........     (116)         --       (116)       (121)         --       (121)
Changes in engineering
  estimates................       38          37         75          77         112        189
                               -----       -----      -----       -----       -----      -----
Balance, end of year.......    2,857       1,385      4,242       2,748       1,420      4,168
                               =====       =====      =====       =====       =====      =====

     The estimated operating lives, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2002, is as follows:

                                          0 TO 5   6 TO 10   11 TO 20   21 TO 40   41+   TOTAL
                                          ------   -------   --------   --------   ---   -----
Owned/operated through lease............    29       24         36         80      77     246
Operating contracts, primarily with
  municipalities........................    16        5          8         13       5      47
                                            --       --         --         --      --     ---
Total landfills.........................    45       29         44         93      82     293

     The tonnage volume that we received in 2002 and 2001 at all of our landfills is shown below (tons in thousands):

                                          2002                              2001
                            --------------------------------   ------------------------------
                                           TOTAL      TONS                   TOTAL     TONS
                            # OF SITES     TONS      PER DAY   # OF SITES    TONS     PER DAY
                            ----------   ---------   -------   ----------   -------   -------
Solid waste landfills.....     288         113,795     418        297       118,234     435
Hazardous waste
  landfills...............       5           1,112       4          5         1,933       7
                               ---       ---------     ---        ---       -------     ---
                               293         114,907     422        302       120,167     442
                                                       ===                              ===
Solid waste landfills
  closed during related
  year....................      11           2,286                 11           648
                               ---       ---------                ---       -------
                               304         117,193(a)             313       120,815
                               ===       =========                ===       =======

---------------

(a) This amount includes approximately 1.2 million tons that were received at the landfill but never placed within the permitted airspace due to alternative use of the disposed material.

     When a landfill has reached its permitted waste capacity and has been permanently capped and receives certification of closure from the applicable regulatory agency, management of the site, including any remediation activities, is transferred to our closed sites management group. At December 31, 2002, 167 closed landfills, which we owned or operated, were managed by our closed sites management group, which is part of our Corporate function for segment reporting purposes.

     Transfer. A transfer station is a facility located near residential and commercial collection routes where collection trucks take the solid waste that has been collected. The solid waste is then transferred via transfer trucks or rail to disposal sites. Fees at transfer stations are usually based on the type and volume or weight of the waste transferred and the distance to the disposal site. At December 31, 2002, we operated 346 transfer stations in North America. There are two main reasons for using transfer stations:

     - Using transfer stations reduces the costs associated with transporting waste to final disposal sites. This cost reduction is due to the fact that the trucks, railcars or rail containers that we use for transfer have a larger capacity than collection trucks, allowing more waste to be transported to the disposal facility in each trip. The consolidation of the waste also increases the efficiency of our collection personnel and equipment since they are able to focus on collection activities rather than making trips to the disposal sites.

     - The use of transfer stations also improves internalization by allowing us to retain fees that we would otherwise pay a third party to dispose of waste we collect. A greater percentage of the waste we collect can be disposed of at one of our own disposal sites because the waste coming into one of our transfer stations will usually be taken to one of our own disposal facilities. Additionally, more waste is internalized since the transfer vehicles can transport waste longer distances more efficiently as described above.

     The transfer stations that we operate but do not own are generally operated through a lease agreement under which we lease the land and/or the improvements on the land from a third party. There are some instances where the transfer station is operated under contract, generally for municipalities. In most instances, we are the owner of the permit and will be responsible for all of the closure requirements under the lease and operating agreements.

     WTI. Through WTI, we own, or operate under agreements, 16 waste-to-energy facilities that accept solid waste for disposal. Our waste-to-energy facilities are capable of processing up to 23,825 tons of solid waste each day. In 2002 and 2001, we received approximately 7,175,000 total tons, or approximately 19,700 tons per day, and approximately 7,400,000 total tons, or approximately 20,000 tons per day, respectively, at our waste-to-energy facilities. The solid waste is burned at high temperatures in specially designed boilers at these facilities, producing heat that is converted into high-pressure steam. We use that steam to generate electricity for sale to electric utilities under long-term contracts. Our waste-to-energy facilities can generate up to 671 megawatts ("mW") of renewable electricity per hour.

     Also included in our WTI operations are our eight IPPs that convert various waste and conventional fuels into electricity. The IPPs combust wood waste, anthracite coal waste (culm), tires, landfill gas and natural gas. The wood waste facilities are integral to the solid waste industry, disposing of urban wood, waste tires, railroad ties and utility poles. Our anthracite culm facility in Pennsylvania processes the waste materials left over from coal mining operations from over half a century ago. Ash remaining after burning the culm piles at the facility is used to reclaim the land damaged by decades of coal mining. In addition to electricity production, the IPPs also produce steam, which is sold to industrial and commercial users. The IPPs can produce a total of 272 mW of electricity per hour.

     Recycling. We provide recycling services in the United States and Canada through our Recycle America(R), Recycle Canada(R) and other complementary programs. Recycling involves the removal of reusable materials from the waste stream for processing and resale or other disposition for use in various applications. Our commercial and industrial operations include collection, data destruction, shredding, automated sorting and construction and demolition processing. We use state-of-the-art technology for sorting and processing glass to remove contaminants and color separate the glass, which increases material recovery and delivers higher quality recovered materials to manufacturers. We also provide complete marketing programs for processing, inventory and sale of recovered plastic and rubber. Our recycling operations also include the recovery of electronic scrap, instituting programs for the collection and recycling of electronic materials.

     As part of our residential solid waste collection services, we also engage in curbside collection of recyclable materials from residences in the United States and Canada. Curbside recycling services generally involve the collection of recyclable paper, glass, plastic and metal waste materials, which may be separated by residents into different waste containers or disposed of together, all as recyclable materials. Recyclable materials are deposited by one of our collection trucks, or by residents themselves, at a local materials recovery facility ("MRF") for weighing, processing and marketing. We operate 146 MRFs, where paper, glass, metals, plastics and compost are recovered for resale, and 18 secondary processing facilities, where materials received from MRFs are processed into raw products used in the manufacturing of consumer goods. Our recycling operations include the marketing and reselling of recyclable materials on behalf of our own facilities as well as for third parties.

     Fees for recycling services are determined by such considerations as market factors, frequency of collection, type and volume or weight of the recyclable material, degree of processing required and the market value of the recovered material.

     As part of our recycling operations, we also have a commodities trading operation that started in the fourth quarter of 2001. The primary purpose of our trading operation is to hedge our exposure to price fluctuations on sales of waste paper products from our MRFs. We also enter into derivatives for trading purposes with the objective of generating profits from exposure to changes in the market price of waste paper and other fiber products. All hedging and trading transactions are subject to our risk management policy which limits the amount of total net exposure during stated periods. See Note 10 to the consolidated financial statements for further discussion.

     In January 2003, we announced the formation of a new recycling entity, Recycle America Alliance, LLC ("RAA"). Our goal is to optimize the capacity and improve the profitability of our recycling line of business by combining assets and operations with other key domestic recycling processors and marketers. RAA is a majority owned and consolidated subsidiary. See Recent Developments for more information.

     Other Services. Landfill gas is produced through the natural breakdown of waste deposited in a landfill. Landfill gas is a readily available, renewable energy source that can be gathered and used directly as medium British thermal unit ("Btu") gas for industrial use or sold to gas-to-energy plants to fuel engine generators that, in turn, generate electricity. We actively pursue landfill gas-to-energy projects and are currently supplying methane gas at 72 of our solid waste landfills. For 44 of these landfills, the processed gas is delivered to engine generators to produce electricity. The generated electricity is then sold under renewable energy sales contracts, usually to public utilities, municipal utilities, or power cooperatives, often under terms or conditions which are subject to approval by regulatory authorities. For 26 landfills, the gas is delivered via pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes such as steam boilers, cement kilns and utility plants. At the remaining two landfills, the gas is further processed to pipeline-quality natural gas, and sold to natural gas suppliers.

     In addition, as part of our other operations, we rent and service portable restroom facilities to municipalities and commercial customers under the name Port-o-let(R), and provide street and parking lot sweeping services. We also provide in-plant services, in which we outsource our employees to provide full service waste management to customers at their plants. Our vertically integrated waste management operations allow us to provide these customers with full management of their waste, including choosing the right sized containers, finding recycling opportunities, minimizing their waste, and transporting and disposing of their waste.

COMPETITION

     The solid waste industry is very competitive. Competition comes from a number of publicly-held companies, locally-owned private solid waste services companies, and large commercial and industrial companies handling their own waste collection or disposal operations. We also have competition from municipalities and other regional government authorities with respect to residential and commercial solid waste collection and solid waste landfills. The municipalities and other regional governmental authorities can sometimes offer lower direct charges to the customer for the same service by subsidizing the cost of services through the use of tax revenues and tax-exempt financing.

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

EMPLOYEES

     At December 31, 2002, we had approximately 53,000 full-time employees, of which approximately 9,000 were employed in administrative and sales positions and the balance in operations. Approximately 14,800 of our employees are covered by collective bargaining agreements. We have not experienced a significant work stoppage, and management considers its employee relations to be good.

FINANCIAL ASSURANCE AND INSURANCE OBLIGATIONS

     Financial assurance is generally a requirement for obtaining municipal and governmental waste management contracts. It is also a requirement for obtaining or retaining disposal site or transfer station operating permits. Municipal and governmental waste management contracts typically require performance bonds or bank letters of credit to secure performance. We are also required to provide financial assurance for the closure and post-closure obligations with respect to our landfills.

     We establish financial assurance in different ways, depending on the jurisdiction, including escrow-type accounts funded by revenues during the operational life of a facility, letters of credit from third parties, surety bonds, trust agreements and traditional insurance. We also use insurance policies issued by a wholly-owned insurance subsidiary, National Guaranty Insurance Company of Vermont ("NGIC"), the sole business of which is to issue policies to us in order to secure such obligations. NGIC is authorized to write up to $989 million in insurance policies or surety bonds for our closure and post-closure requirements. In those instances where the use of captive insurance is not allowable, we have available alternative bonding mechanisms.

     We carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers' compensation, directors' and officers' liability, pollution legal liability, and other coverages we believe are customary to the industry. Except as discussed in Notes 8 and 20 to the consolidated financial statements, we do not expect the impact of any known casualty, property, environmental insurance or other contingency to be material to our financial condition, results of operations or cash flows.

     As of December 31, 2002, we had obtained letters of credit of approximately $1.75 billion (approximately $1.63 billion of which are issued under our revolving credit facilities), surety bonds of approximately $2.55 billion and insurance policies of approximately $817 million (including $785 million written by NGIC), funded trust agreements of approximately $96 million, and written financial guarantees on behalf of our subsidiaries of approximately $141 million to municipalities, customers and regulatory authorities supporting tax-exempt bonds, performance of landfill closure and post-closure requirements, insurance contracts, municipal contracts and financial guarantee obligations.

     Through December 31, 2002, we have not experienced any unmanageable difficulty in obtaining insurance, performance bonds or letters of credit for our current requirements. However, in an ongoing effort to mitigate the risks of future cost increases and reductions in available capacity, we are continually evaluating various options to access cost-effective sources of financial assurance.

REGULATION

     Our business is subject to extensive and evolving federal, state, provincial and local environmental, health, safety, and transportation laws and regulations. These laws and regulations are administered by the EPA and various other federal, state and local environmental, zoning, transportation, land use, health, and safety agencies in the United States and various agencies in Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations.

     Because the major component of our business is the collection and disposal of solid waste in an environmentally sound manner, a significant amount of our capital expenditures is related, either directly or indirectly, to environmental protection measures, including compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment. There are costs associated with siting, design, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. In connection with our acquisition, development or expansion of a disposal facility or transfer station, we must often spend considerable time, effort and money to obtain or maintain necessary required permits and approvals. There cannot be any assurances that we will be able to obtain or maintain necessary governmental approvals. Once obtained, operating permits are subject to modification and revocation by the issuing agency. Compliance with these and any future regulatory requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

     The primary United States federal statutes affecting our business are summarized below:

     - RCRA regulates the handling, transportation and disposal of hazardous and non-hazardous wastes and delegates authority to states to develop programs to ensure the safe disposal of solid wastes. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations must be implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. We incur costs in complying with these standards in the ordinary course of our operations. However, all of our planned landfill developments and expansions will be engineered to meet or exceed applicable Subtitle D requirements and we do not believe that such costs would have a material adverse effect on our operations.

     - The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is also known as Superfund ("CERCLA"), provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment. CERCLA's primary means for avoiding such releases is to impose liability for cleanup of disposal sites on current owners and operators, the owners and operators at the time of disposal as well as the generators of the waste and the transporters who select the disposal site. Liability under CERCLA is not dependent on the intentional disposal of hazardous wastes; it can be based upon the release or threatened release even as a result of lawful, unintentional and non-negligent action, of any one of the more than 700 "hazardous substances" listed by the EPA, even in very small quantities.

     - The Federal Water Pollution Control Act of 1972 (the "Clean Water Act"), establishes rules for regulating the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid waste disposal sites. If run-off from our operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional rules under the Clean Water Act, which establish standards for management of storm water runoff from landfills and which require landfills to obtain storm water discharge permits. In addition, if a landfill or a transfer station discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, if development of a landfill may alter or affect "wetlands," a permit may have to be obtained before such development could commence, affecting the construction or expansion of many landfill sites. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

     - The Clean Air Act of 1970, as amended (the "Clean Air Act"), provides for increased federal, state and local regulation of the emission of air pollutants. The EPA has applied the Clean Air Act to certain of our operations, including solid waste landfills and waste collection vehicles. Additionally, in 1996 the EPA issued new source performance standards for new landfills and emission guidelines for existing landfills to control emissions of landfill gases. The regulations impose limits on air emissions from solid waste landfills, subject most of our solid waste landfills to certain permitting requirements and, in some instances, require installation of methane gas recovery systems to reduce emissions to allowable limits. We currently are supplying methane gas to landfill gas-to-energy projects at 72 of our solid waste landfills. We do not believe that continued costs of compliance with Clean Air Act permitting and emission control requirements will have a material adverse effect on us.

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

     There are also various state and local regulations that affect our operations. Generally, states have their own laws and regulations. Sometimes states' regulations are more strict than comparable federal laws and regulations. Additionally, our collection and landfill operations could be affected by the trend toward requiring the development of waste reduction and recycling programs. Legislative and regulatory measures to either require or encourage waste reduction at the source and waste recycling have also been considered by the United States Congress and the EPA.

     Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Additionally, certain state and local governments have enacted "flow control" regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. In 1994, the United States Supreme Court ruled that a flow control ordinance was unconstitutional. However, other courts have refused to apply the Supreme Court precedent in various circumstances. In addition, from time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. These congressional efforts have to date been unsuccessful. The United States Congress' adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control, the adoption of legislation affecting interstate transportation of waste at the state level, or the courts' interpretation or validation of flow control legislation could adversely affect our solid waste management services.

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

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

     When we make statements containing projections about our accounting and finances, plans and objectives for the future, future economic performance, or when we make statements containing any other projections or estimates about our assumptions relating to these types of statements, we are making forward-looking statements. These statements usually relate to future events and anticipated revenues, earnings or other aspects of our operations or operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based them on our current expectations about future events. You should view such statements with caution. These statements are not guarantees of future performance or events. All phases of our business are subject to uncertainties, risks and other influences, many of which we have no control over. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statements as a result of future events or developments.

     Outlined below are some of the risks that we face and that could affect our business and financial statements for 2003 and beyond. However, they are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business.

  WE COULD BE LIABLE FOR ENVIRONMENTAL DAMAGES RESULTING FROM OUR OPERATIONS

     We could be liable if our operations cause environmental damage to our properties or to that of nearby landowners, particularly as a result of the contamination of drinking water sources or soil. Under current law, we could even be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. Also, we could be liable if we arrange for the transportation, disposal or treatment of hazardous substances that cause environmental contamination, or if a predecessor owner made such arrangements and under applicable law we are treated as a successor to the prior owner. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows. In the ordinary course of our business, we have in the past, and may in the future, become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations. These include proceedings in which:

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

     The adverse outcome of one or more of these proceedings could result in, among other things, material increases in our liabilities.

     From time to time, we have received citations or notices from governmental authorities that our operations are not in compliance with our permits or certain applicable environmental or land use laws and regulations. In the future we may receive additional citations or notices. We generally seek to work with the authorities to resolve the issues raised by such citations or notices. If we are not successful in such resolutions, we may incur fines, penalties or other sanctions that could result in material unanticipated costs or liabilities.

     The amount of insurance required to be maintained for environmental liability is governed by statutory requirements. We believe that the cost for such insurance is high relative to the coverage it would provide, and therefore, our coverages are generally maintained at the minimum statutorily required levels. We face the risk of incurring liabilities for environmental damage if our insurance coverage is ultimately inadequate to cover those damages.

     In addition, to fulfill our financial assurance obligations with respect to environmental closure and post-closure liabilities, we generally obtain letters of credit or surety bonds, or rely on insurance, including captive insurance. We currently have in place all necessary financial assurance instruments, and we do not anticipate any difficulties obtaining financial assurance instruments in the future, although the cost of such assurance instruments has increased and may continue to increase. However, in the event we are unable to obtain sufficient surety bonding, letters of credit or third-party insurance coverage at reasonable cost, or one or more states cease to view captive insurance as adequate coverage, we would need to rely on other forms of financial assurance. These types of financial assurance could be more expensive to obtain, which could negatively impact our liquidity and capital resources and our ability to meet our obligations as they become due.

  GOVERNMENTAL REGULATIONS OR LEVIES MAY RESTRICT OUR OPERATIONS OR INCREASE OUR COSTS OF OPERATIONS

     Stringent government regulations at the federal, state, provincial, and local level in the United States and Canada have a substantial impact on our business. A large number of complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Among other things, they may restrict our operations and adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

     - limitations on the siting and construction of new waste disposal, transfer or processing facilities or the expansion of existing facilities;

     - limitations, regulations or levies on collection and disposal prices, rates and volumes;

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

     In order to develop, expand or operate a landfill or other waste management facility, we must have various facility permits and other governmental approvals, including those relating to zoning, environmental protection and land use. The permits and approvals are often difficult, time consuming and costly to obtain and could contain conditions that limit operations.

  THE POSSIBILITY OF PENDING ACQUISITIONS, DISPOSAL SITE DEVELOPMENTS OR EXPANSION PROJECTS NOT BEING COMPLETED OR CERTAIN OTHER EVENTS COULD RESULT IN A MATERIAL CHARGE AGAINST OUR EARNINGS

     In accordance with generally accepted accounting principles, we capitalize certain expenditures and advances relating to acquisitions, pending acquisitions, and disposal site development and expansion projects. We expense indirect acquisition costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, as incurred. Our policy is to charge against earnings any unamortized capitalized expenditures and advances relating to any facility or operation that is permanently shut down or determined to be impaired, any pending acquisition that is not consummated and any disposal site development or expansion project that is not completed or determined to be impaired. The charge against earnings is reduced by any portion of the capitalized expenditure and advances that we estimate will be recoverable, through sale or otherwise. In future periods, we may be required to incur charges against earnings in accordance with this policy, or due to other events that cause impairments. Depending on the magnitude, any such charges could have a material adverse effect on our results of operations and possibly our financial covenants, which could negatively affect our liquidity.

  THE DEVELOPMENT AND ACCEPTANCE OF ALTERNATIVES TO LANDFILL DISPOSAL AND WASTE-TO-ENERGY FACILITIES COULD REDUCE OUR ABILITY TO OPERATE AT FULL CAPACITY

     Our customers are increasingly using alternatives to landfill disposal, such as recycling and composting. In addition, some state and local governments mandate recycling and waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard wastes, at landfills or waste-to-energy facilities. Although such mandates are a useful tool to protect our environment, these developments reduce the volume of waste going to landfills and waste-to-energy facilities in certain areas, which may affect our ability to operate our landfills and waste-to-energy facilities at full capacity, as well as the prices that we can charge for landfill disposal and waste-to-energy services.

  OUR BUSINESS IS SEASONAL IN NATURE AND OUR REVENUES AND RESULTS VARY FROM QUARTER-TO-QUARTER

     Our operating revenues are usually lower in the winter months, primarily because the volume of waste relating to construction and demolition activities usually increases in the spring and summer months, and the volume of industrial and residential waste in certain regions where we operate usually decreases during the winter months. Our first and fourth quarter results of operations typically are adversely affected by this seasonality. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of our operations.

  FLUCTUATIONS IN COMMODITY PRICES AFFECT OUR OPERATING REVENUES

     Our recycling operations process for sale certain recyclable materials, including fibers, aluminum and glass, all of which are subject to significant price fluctuations. The majority of the recyclables that we process for sale are fibers, including old corrugated cardboard, or ("OCC"), and old newsprint, or ("ONP"). We enter into financial swaps in an effort to mitigate some of the variability in cash flows from the sales of fibers at floating prices. In the past three years, the year-over-year changes in the quarterly average market prices for OCC ranged from a decrease of as much as 63% to an increase of as much as 109%. The same comparisons for ONP have ranged from a decrease of as much as 46% to an increase of as much as 47%. These fluctuations can affect future operating income and cash flows; for example, our operating revenues for the year ended December 31, 2002 were approximately $69 million more than the corresponding prior period due to such fluctuations.

     Additionally, there may be significant price fluctuations in the price of methane gas, electricity and other energy related products that are marketed and sold by our landfill gas recovery, waste-to-energy and independent power production plants operations. Our landfill gas recovery and waste-to-energy operations generally enter into long-term sales agreements. Therefore, market fluctuations do not have a significant effect on these operations in the short-term. However, revenues from our IPPs can be effected by price fluctuations. In the past two years, the year-over-year changes in the average quarterly electricity prices have ranged from increases of as much as 78% to decreases of as much as 52%. For the year ended December 31, 2002, our revenues decreased, when compared to the prior year, by $34 million due to lower electricity prices.

  WE FACE UNCERTAINTIES RELATING TO PENDING LITIGATION AND INVESTIGATIONS

     On three different occasions during July and August 1999, we lowered our expected earnings per share for the three months ended June 30, 1999. More than 30 lawsuits that claim to be based on our 1999 announcements have been filed against us and some of our current and former officers and directors. These lawsuits, which have been consolidated into one action, assert various claims alleging we violated the anti-fraud provisions of the federal securities laws by making false or misleading statements or by not making statements that were necessary in order to not mislead investors. The plaintiffs also claim that certain of our current and former officers and directors sold their common stock during times when they knew the price of our common stock was artificially inflated by the alleged misstatements and omissions.

     On November 7, 2001, we announced that we had reached a settlement agreement with the plaintiffs in this case, resolving all claims against us as well as claims against our current and former officers and directors. The agreement provides for a payment of $457 million to members of the class and for us to consent to the certification of a class for the settlement of purchasers or acquirers of our securities from June 11, 1998 through November 9, 1999. Additionally, as part of the settlement agreement, at our 2002 annual meeting of stockholders, we proposed and our stockholders approved an amendment to our certificate of incorporation so that all of our directors are elected annually. A hearing was held April 29, 2002 at which the settlement was approved. The settlement approval is still subject to any appeals that may be filed within thirty days of the approval becoming final. There is currently a motion to vacate pending before the court, and the appeal period will begin to run once that motion has been decided. If the motion to vacate is granted, or the plaintiff files an appeal, we may have to defend ourself in further litigation.

     Other lawsuits relating to the facts described above, and the February 1998 restatements by WM Holdings of its prior-period financial statements, including purported class actions, have been filed against WM Holdings and us. These include lawsuits brought by individuals who purchased our stock or stock of WM Holdings, sold businesses or assets to us or WM Holdings, or held their stock allegedly in reliance on statements we made. For a more detailed discussion of our current litigation, see Note 20 to the consolidated financial statements.

     We and some of our subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of our business. The timing of the final resolutions to these matters is uncertain. Additionally, the possible outcomes or resolutions to these matters could include judgments against us or settlements, either of which could require substantial payments by us, adversely affecting our liquidity.

  INTENSE COMPETITION COULD REDUCE OUR PROFITABILITY

     We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists of large national waste management companies, and local and regional companies of varying sizes and financial resources. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial competitive advantages because tax revenues and tax-exempt financing are available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage. In addition, competitors may reduce their prices to expand sales volume or to win competitively bid municipal contracts.

  EFFORTS BY LABOR UNIONS TO ORGANIZE OUR EMPLOYEES COULD DIVERT MANAGEMENT ATTENTION AND INCREASE OUR OPERATING EXPENSES

     Labor unions constantly make attempts to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with some of the groups. Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through "cooling off" periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our operating expenses could increase significantly, which could adversely affect our financial condition, results of operations and cash flows.

  FLUCTUATIONS IN FUEL COSTS COULD AFFECT OUR OPERATING EXPENSES AND RESULTS

     The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Fuel is needed to run our collection and transfer trucks, and any price escalations or reductions in the supply could increase our operating expenses and have a negative impact on our consolidated financial condition, results of operations and cash flows. We have implemented a fuel surcharge to partially offset increased fuel costs. However, we are not always able to pass through all of the increased fuel costs due to the terms of certain customers' contracts.

  WE FACE RISKS RELATING TO GENERAL ECONOMIC CONDITIONS

     We face risks related to general economic and market conditions, including the potential impact of the status of the economy and interest rate fluctuations. We also face risks related to other adverse external economic conditions, such as the ability of our insurers to timely meet their commitments and the effect that significant claims or litigation against insurance companies may have on such ability. Any negative general economic conditions could materially adversely affect our financial condition, results of operations and cash flows.

  WE MAY NEED ADDITIONAL CAPITAL

     We currently expect to meet our anticipated cash needs for capital expenditures, acquisitions and other cash expenditures with our cash flows from operations and, to the extent necessary, additional financings.

However, our Board of Directors has approved a stock repurchase program pursuant to which we may, at management's discretion, repurchase up to $1 billion of our common stock in both 2003 and 2004. We also expect to pay $230 to $240 million (net of a tax benefit, insurance and related settlement costs) in settlement of the class action lawsuit during 2003. If our cash flows from operations are less than is currently expected, or our capital expenditures or acquisitions increase, we may elect to incur more indebtedness. However, there can be no assurances that we will be able to obtain additional financings on acceptable terms. In these circumstances, we would likely use our revolving credit facilities to meet our cash needs.

     Our credit facilities require us to comply with certain financial ratios. However, if our cash flows are less than expected, our capital requirements are more than expected or we incur additional indebtedness, we may not be in compliance with the ratios. This would result in a default under our credit facilities. If we were unable to obtain waivers or amendments to the credit facilities, the lenders could choose to declare all outstanding borrowings immediately due and payable, which we may not be able to pay in full. The default under or unavailability of our credit agreements could have a material adverse effect on our ability to meet our borrowing and bonding needs.

  WE MAY ENCOUNTER DIFFICULTIES DEPLOYING OUR ENTERPRISE SOFTWARE

     Upon implementation of a new revenue management system, currently in the test phase, we may experience problems that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved.

ITEM 2.  PROPERTIES

     Our principal executive offices are in Houston, Texas, where we lease approximately 400,000 square feet under leasing arrangements expiring at various times through 2010. We also have U.S. field-based administrative offices in Arizona, Illinois, Pennsylvania, New Hampshire and Georgia and a field-based administrative office in Ontario, Canada.

     Our principal property and equipment consist of land (primarily landfills and other disposal facilities, transfer stations and bases for collection operations), buildings, and vehicles and equipment. We own or lease real property in most locations where we have operations. We have operations in each of the fifty states, other than Montana and Wyoming. We also have operations in the District of Columbia, Puerto Rico and throughout Canada.

     At December 31, 2002, of our 293 active landfills, 246 were either owned or operated through lease agreements. These sites occupy approximately 131,000 acres of land, including approximately 33,000 permitted acres and approximately 5,900 acres we consider to be probable expansion acreage for landfill use. Our remaining 47 landfills were operated through contractual agreements, primarily with municipalities. At December 31, 2002, we operated 346 transfer stations, 146 MRFs and 18 secondary processing facilities. We also owned, or operated through agreements, 16 waste-to-energy facilities and eight IPPs as of December 31, 2002.

     We believe that our vehicles, equipment, and operating properties are adequately maintained and adequate for our current operations. However, we expect to continue to make investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions. For more information, see the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report.

ITEM 3.  LEGAL PROCEEDINGS

     Information regarding our legal proceedings can be found under the "Litigation" section of Note 20 in the consolidated financial statements included in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of our stockholders during the fourth quarter of 2002.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "WMI." The following table sets forth the range of the high and low per share sales prices at market close for our common stock as reported on the NYSE.

                                                               HIGH     LOW
                                                              ------   ------
2001
  First Quarter.............................................  $28.63   $22.52
  Second Quarter............................................   30.95    22.51
  Third Quarter.............................................   31.85    24.79
  Fourth Quarter............................................   32.50    24.09
2002
  First Quarter.............................................  $31.16   $23.34
  Second Quarter............................................   28.73    25.50
  Third Quarter.............................................   26.17    21.89
  Fourth Quarter............................................   25.08    20.87
2003
  First Quarter (through February 18, 2003).................  $24.11   $21.44

     On February 18, 2003, the closing sale price as reported on the NYSE was $22.10 per share. The number of holders of record of our common stock at February 18, 2003, was 23,197.

     We declared and paid cash dividends of $0.01 per share, or approximately $6 million, during each of 2001 and 2002. See Note 11 to the consolidated financial statements for a discussion of restrictions that limit our ability to pay dividends.

     In February 2002, we announced that our Board of Directors had approved a stock repurchase program for up to $1 billion in annual repurchases for each of 2002, 2003 and 2004, to be implemented at management's discretion. The purchases may be made in either open market or privately negotiated transactions. During 2002, we repurchased approximately 38 million shares for approximately $1 billion. See Note 11 to the consolidated financial statements for additional discussion.

     The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2002. See Note 12 to the consolidated financial statements for additional discussion.

                                                                                    NUMBER OF SECURITIES REMAINING
                                                                                    AVAILABLE FOR FUTURE ISSUANCE
                                                                                      UNDER EQUITY COMPENSATION
                           NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE   PLANS (EXCLUDING SECURITIES TO
                            ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING        BE ISSUED UPON EXERCISE OF
                              OUTSTANDING OPTIONS,        OPTIONS, WARRANTS AND     OUTSTANDING OPTIONS, WARRANTS
                              WARRANTS AND RIGHTS                RIGHTS                      AND RIGHTS)
                           --------------------------   -------------------------   ------------------------------
Equity compensation plans
  approved by security
  holders................          39,042,062                    $28.00                       18,562,865

Equity compensation plans
  not approved by
  security holders(a)....           2,497,964                    $17.96                          269,487

Total(b).................          41,540,026                    $27.40                       18,832,352

---------------

(a) Includes the Company's 2000 Broad-Based Employee Plan described in Note 12 to the consolidated financial statements. Also includes 372,000 shares issuable upon exercise of outstanding, fully vested warrants issued between 1994 and 1997 as compensation for goods or services, with exercise prices ranging from $10.00 to $42.25 and expiring through 2007.

(b) The total securities to be issued upon exercise of outstanding options, warrants and rights does not agree to common stock options and warrants outstanding as detailed in Note 12 to the consolidated financial statements. The difference is attributable to warrants outstanding at December 31, 2002 that were issued as consideration for business acquisitions. As these warrants were not issued as compensation, they have been excluded from the table above.

ITEM 6.  SELECTED FINANCIAL DATA

     The information below was derived from the audited consolidated financial statements included in this report and in reports we have previously filed with the SEC. This information should be read together with those consolidated financial statements and the notes to the consolidated financial statements. These historical results are not necessarily indicative of the results to be expected in the future.

                                                                    YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                         2002(A)   2001(A)   2000(A)   1999(B)   1998(C)
                                                         -------   -------   -------   -------   -------
                                                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Operating revenues.....................................  $11,142   $11,322   $12,492   $13,127   $12,626
                                                         -------   -------   -------   -------   -------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
    shown below).......................................    6,743     6,666     7,538     8,269     7,283
  Selling, general and administrative..................    1,529     1,622     1,738     1,920     1,333
  Depreciation and amortization........................    1,222     1,371     1,429     1,614     1,499
  Merger, acquisition and restructuring related
    costs..............................................       38        --        --        45     1,807
  Asset impairments and unusual items..................      (34)      380       749       739       864
                                                         -------   -------   -------   -------   -------
                                                           9,498    10,039    11,454    12,587    12,786
                                                         -------   -------   -------   -------   -------
Income (loss) from operations..........................    1,644     1,283     1,038       540      (160)
                                                         -------   -------   -------   -------   -------
Other income (expense):
  Interest expense.....................................     (462)     (541)     (748)     (770)     (682)
  Interest income......................................       21        37        31        38        27
  Minority interest....................................       (7)       (5)      (23)      (24)      (24)
  Other income, net....................................       51        13        23        53       139
                                                         -------   -------   -------   -------   -------
                                                            (397)     (496)     (717)     (703)     (540)
                                                         -------   -------   -------   -------   -------
Income (loss) from operations before income taxes......    1,247       787       321      (163)     (700)
Provision for income taxes.............................      424       284       418       232        67
                                                         -------   -------   -------   -------   -------
Income (loss) from operations..........................      823       503       (97)     (395)     (767)
Extraordinary item.....................................       (3)       (2)       --        (3)       (4)
Accounting changes.....................................        2         2        --        --        --
                                                         -------   -------   -------   -------   -------
Net income (loss)......................................  $   822   $   503   $   (97)  $  (398)  $  (771)
                                                         =======   =======   =======   =======   =======
Basic earnings (loss) per common share:
  Income (loss) from operations........................  $  1.34   $  0.80   $ (0.16)  $ (0.64)  $ (1.31)
  Extraordinary item...................................       --        --        --     (0.01)    (0.01)
  Accounting changes...................................       --        --        --        --        --
                                                         -------   -------   -------   -------   -------
  Net income (loss)....................................  $  1.34   $  0.80   $ (0.16)  $ (0.65)  $ (1.32)
                                                         =======   =======   =======   =======   =======
Diluted earnings (loss) per common share:
  Income (loss) from operations........................  $  1.33   $  0.80   $ (0.16)  $ (0.64)  $ (1.31)
  Extraordinary item...................................       --        --        --     (0.01)    (0.01)
  Accounting changes...................................       --        --        --        --        --
                                                         -------   -------   -------   -------   -------
  Net income (loss)....................................  $  1.33   $  0.80   $ (0.16)  $ (0.65)  $ (1.32)
                                                         =======   =======   =======   =======   =======
Cash dividends per common share........................  $  0.01   $  0.01   $  0.01   $  0.01   $  0.16
                                                         =======   =======   =======   =======   =======
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (deficit)..............................  $  (473)  $  (597)  $  (582)  $(1,269)  $  (412)
Goodwill and other intangible assets, net..............    5,184     5,121     5,193     5,356     6,250
Total assets...........................................   19,631    19,490    18,565    22,681    22,882
Debt, including current portion........................    8,293     8,224     8,485    11,498    11,732
Stockholders' equity...................................    5,308     5,392     4,801     4,402     4,372

---------------

(a) For more information regarding this financial data, see Management's Discussion and Analysis of Financial Condition and Results of Operations
     section included in this report.

(b) During 1999, we initiated a comprehensive internal review of our accounting records, systems, processes and controls at the direction of our Board of Directors. We experienced significant difficulty in the integration and conversion of information and accounting systems subsequent to the WM Holdings Merger, which was accounted for as a pooling of interests. As a result of these systems and process issues, and other issues raised during the 1999 accounting review, we recorded $1.2 billion in after-tax charges. These charges had a pervasive impact on the December 31, 1999 Statement of Operations. See our Annual Report on Form 10-K for the year ended December 31, 1999 for further discussion.

(c) In 1998, we recognized significant charges related to the costs associated with the WM Holdings Merger. Our plans to integrate WM Holdings after the merger included significant employee severance costs, restructuring costs, transaction costs and changes in certain employee benefit programs, as well as charges for businesses to be sold and assets to be abandoned. See our Annual Report on Form 10-K for the year ended December 31, 1998 for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Below is a discussion of our operations for the three years ended December 31, 2002. This discussion may contain forward-looking statements that anticipate results based on management's plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1 of this report, under the section "Factors Influencing Future Results and Accuracy of Forward-Looking Statements." This discussion should be read in light of that disclosure and together with the consolidated financial statements and the notes to the consolidated financial statements.

  Critical Accounting Estimates and Assumptions

     In preparing our financial statements, we make several estimates and assumptions that affect our assets and liabilities and revenues and expenses. We must make these estimates and assumptions because certain of the information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from available data or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to our accounting for landfills, environmental liabilities and asset impairments, as described below.

     The discussion below details our accounting policies for landfills through December 31, 2002. As of January 1, 2003, our practice will change upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). See Note 25 to the consolidated financial statements for additional information.

     Accounting for Landfills -- We utilize the life cycle method of accounting for landfill costs and the units of consumption method to amortize landfill construction costs and record closure and post-closure obligations over the estimated remaining useful life of a landfill. Under this method we include future estimated construction costs, as well as costs incurred to date, in the amortization base. Additionally, we include probable expansion airspace that has yet to be permitted in the calculation of the total remaining useful life of the landfill. This accounting method requires us to make estimates and assumptions, as described below. Any changes in our estimates will impact our income from operations prospectively from the date the changes are made.

     Landfill Costs -- We assess the total cost to develop each landfill site to its final capacity. This includes certain projected landfill costs that are uncertain because they are dependent on future events. The total cost to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs, landfill final capping costs, liner construction costs, operating construction costs, and capitalized interest costs.

     While the precise amount of these future costs cannot be determined with certainty, we expect to incur $7.3 billion during the remaining operating lives of the landfills. The future costs will be capitalized as incurred and expensed over the useful lives of the landfills as airspace is consumed.

     Closure and Post-Closure Costs -- The costs for closure and post-closure obligations at landfills we own or operate are estimated based on our interpretations of current requirements and proposed or anticipated regulatory changes. The estimates for landfill final closure and post-closure costs also consider when the costs would actually be paid and factor in, where appropriate, inflation and discount rates. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption uncertain.

     While the precise amount of future closure and post-closure costs cannot be determined with certainty, we estimate that the aggregate cost of landfill closure and post-closure as of December 31, 2002 is approximately $2.6 billion.

     Available Airspace -- Our engineers determine the useful life at our landfills by estimating the available airspace. This is done by using surveys and other methods to calculate, based on height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of at a landfill before it has reached its final capacity.

     Expansion Airspace -- We also include currently unpermitted airspace in our estimate of available airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the expansion permit application to be submitted within one year, and the expansion permit to be received within five years. Second, we must believe the success of obtaining the expansion permit is probable, using the following criteria:

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

     - Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

     - Airspace and related costs, including additional closure and post-closure costs, have been estimated based on conceptual design.

     These criteria are initially evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. However, our policy provides that, based on the facts and circumstances of a specific landfill, if these criteria are not met, inclusion of unpermitted airspace may still be allowed. In these circumstances, inclusion must be approved through a landfill-specific process that includes approval of the Chief Financial Officer and a review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 91 landfill sites with expansions at December 31, 2002, 26 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Approximately two-thirds of these landfills required approval by the Chief Financial Officer because of legal or community issues that could impede the expansion process, while the remaining were primarily due to permit application processes beyond the one-year limit, which in most cases were due to state-specific permitting procedures. When we include the expansion airspace in our calculations of available airspace, we also include the projected costs for development, final capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

     It is possible that any of our estimates or assumptions could ultimately turn out to be significantly different from actual results. In some cases we may be unsuccessful in obtaining an expansion permit or we may determine that an expansion permit that we previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or our belief that we will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing, as described below, and lower profitability may be experienced due to higher amortization rates, higher closure and post-closure rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace.

     After determining the costs at our landfills, including closure and post-closure costs, and the available and probable expansion airspace, we then determine the per ton rate that will be expensed. We look at factors such as the waste stream, geography and rate of compaction, among others, to determine the number of tons necessary to fill the available and probable expansion airspace. We then divide our costs by that number of tons, giving us the rate per ton to expense.

     The average landfill airspace amortization cost per ton for the 293 landfills operating at December 31, 2002 was $3.57 per ton as compared to $3.70 for the 302 landfills at December 31, 2001. As of December 31, 2002 and 2001, the net book value recorded for capitalized landfill site costs was $5.1 billion and $5.0 billion, respectively.

     The average landfill closure and post-closure expense, on a per ton basis, for the 293 landfills operating at December 31, 2002 was $0.23 per ton as compared to $0.24 for the 302 landfills at December 31, 2001. As of December 31, 2002 and 2001, we had recorded landfill closure and post-closure liabilities of $655 million and $625 million, respectively.

     Environmental Remediation Liabilities -- Under current laws and regulations, we may have liability for environmental damage caused by our operations, or for damage caused by conditions that existed before we acquired a particular site. Remedial costs are all costs relating to the remedy of any identified situation that occurs by natural causes or human error not expected in the normal course of business. These costs include legal defense, potentially responsible party ("PRP") investigation, settlement, and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We estimate costs required to remediate sites where liability is probable based on site-specific facts and circumstances. We routinely review and evaluate sites that require remediation, including sites listed on the EPA's National Priorities List ("NPL sites"). We consider whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we were connected with the site. Next, we review the same information with respect to other named and unnamed PRPs. We then estimate the cost for the likely remedy, which is based on:

     - Management's judgment and experience in remediating our own and unrelated parties' sites;

     - Information available from regulatory agencies as to costs of remediation;

     - The number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and

     - The typical allocation of costs among PRPs.

     These estimates are sometimes a range of reasonably possible outcomes. In those cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies, ("SFAS No. 5") and its interpretations. Were we to use the high ends of such ranges, our potential liability would be approximately $220 million higher on a discounted basis in the aggregate than the estimate recorded in the consolidated financial statements as of December 31, 2002. As used in this context, "reasonably possible" means we believe it is more than remote but less than likely. As of December 31, 2002 and 2001, we had recorded liabilities of $343 million and $321 million, respectively, for the present value of remediation costs for our sites.

     Asset Impairments -- Our long-lived assets, including landfills and landfill expansions, are carried on our financial statements based on their cost less accumulated depreciation or amortization. However, accounting standards require us to write-down these assets if they become impaired. If significant events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset to its carrying value. Fair value is determined by either an actual third-party evaluation or an internally developed discounted projected cash flow analysis of the asset. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs.

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

     If any of these or other indicators occur, we review the asset to determine whether there has been an impairment. Several of these indicators are beyond our control, and we cannot predict with any certainty whether or not they will occur. Additionally, estimating future cash flows requires significant judgment and our projections may vary from cash flows eventually realized. There are additional considerations for impairments of landfills and goodwill, as described below.

     Landfills -- There are certain indicators listed above that require significant judgment and understanding of the waste industry when applied to landfill development or expansion projects. For example, a regulator may initially deny a landfill expansion permit application though the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace. Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment due to the unique nature of the waste industry.

     Goodwill -- We assess whether goodwill is impaired on an annual basis. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances, such as those listed above, that would indicate that, more likely than not, the book value of goodwill has been impaired.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the period to period change in dollars (in millions) and percentages for the various statement of operations line items.

                                                        PERIOD-TO-PERIOD CHANGE
                                                  -----------------------------------
                                                    YEARS ENDED        YEARS ENDED
                                                   DECEMBER 31,        DECEMBER 31,
                                                   2002 AND 2001      2001 AND 2000
                                                  ---------------    ----------------
STATEMENT OF OPERATIONS:
Operating revenues..............................  $(180)     (1.6)%  $(1,170)    (9.4)%
                                                  -----              -------
Costs and expenses:
  Operating (exclusive of depreciation and
     amortization shown below)..................     77       1.2       (872)   (11.6)
  Selling, general and administrative...........    (93)     (5.7)      (116)    (6.7)
  Depreciation and amortization.................   (149)    (10.9)       (58)    (4.1)
  Restructuring.................................     38        --         --       --
  Asset impairments and unusual items...........   (414)   (108.9)      (369)   (49.3)
                                                  -----              -------
                                                   (541)     (5.4)    (1,415)   (12.4)
                                                  -----              -------
Income from operations..........................    361      28.1        245     23.6
                                                  -----              -------
Other income (expense):
  Interest expense..............................     79      14.6        207     27.7
  Interest and other income, net................     22      44.0         (4)    (7.4)
  Minority interest.............................     (2)    (40.0)        18     78.3
                                                  -----              -------
                                                     99      20.0        221     30.8
                                                  -----              -------
Income before income taxes......................    460      58.4        466    145.2
Provision for income taxes......................    140      49.3       (134)   (32.1)
                                                  -----              -------
Income (loss) before extraordinary item and
  cumulative effect of changes in accounting
  principle.....................................    320      63.6%       600    618.6%
Extraordinary item..............................     (1)                  (2)
Cumulative effect of changes in accounting
  principle.....................................     --                    2
                                                  -----              -------
Net income (loss)...............................  $ 319              $   600
                                                  =====              =======

     The following table presents, for the periods indicated, the percentage relationship that the various statement of operations line items bear to operating revenues:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
STATEMENT OF OPERATIONS:
Operating revenues..........................................  100.0%   100.0%   100.0%
                                                              -----    -----    -----
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................   60.5     58.9     60.4
  Selling, general and administrative.......................   13.7     14.3     13.9
  Depreciation and amortization.............................   11.0     12.1     11.4
  Restructuring.............................................    0.3       --       --
  Asset impairments and unusual items.......................   (0.3)     3.4      6.0
                                                              -----    -----    -----
                                                               85.2     88.7     91.7
                                                              -----    -----    -----
Income from operations......................................   14.8     11.3      8.3
                                                              -----    -----    -----
Other income (expense):
  Interest expense..........................................   (4.1)    (4.8)    (6.0)
  Interest and other income, net............................    0.6      0.4      0.4
  Minority interest.........................................   (0.1)      --     (0.2)
                                                              -----    -----    -----
                                                               (3.6)    (4.4)    (5.8)
                                                              -----    -----    -----
Income before income taxes..................................   11.2      6.9      2.5
Provision for income taxes..................................    3.8      2.5      3.3
                                                              -----    -----    -----
Income (loss) before extraordinary item and cumulative
  effect of changes in accounting principle.................    7.4      4.4     (0.8)
Extraordinary item..........................................     --       --       --
Cumulative effect of changes in accounting principle........     --       --       --
                                                              -----    -----    -----
Net income (loss)...........................................    7.4%     4.4%    (0.8)%
                                                              =====    =====    =====

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2002

  OPERATING REVENUES

     Our operating revenues in 2002 were $11.1 billion, compared to $11.3 billion in 2001 and $12.5 billion in 2000. Our revenues decreased from 2000 to 2001 primarily because we sold our international operations, most of our non-solid waste businesses, and certain non-integrated NASW operations. As shown below, NASW is our principal operation, which is comprised of six operating groups within North America, along with our other NASW services. Our "Other" operations consisted of waste management services in international markets and non-solid waste services, all of which were divested as of March 31, 2002.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                 (IN MILLIONS)
Canada..................................................  $   524   $   530   $   548
Eastern.................................................    3,816     3,783     3,849
Midwest.................................................    2,289     2,327     2,408
Southern................................................    3,016     2,999     3,010
Western.................................................    2,480     2,541     2,552
WTI.....................................................      789       802       902
Other NASW..............................................      219       174       175
Intercompany............................................   (1,999)   (1,994)   (2,022)
                                                          -------   -------   -------
  Total NASW............................................   11,134    11,162    11,422
Other...................................................        8       160     1,070
                                                          -------   -------   -------
     Net Operating Revenues.............................  $11,142   $11,322   $12,492
                                                          =======   =======   =======

     Our NASW operating revenues generally come from fees charged for our collection, disposal, and transfer station services. Some of the fees we charge to our customers for collection services are billed in advance; a liability for future service is recorded when we bill the customer and operating revenues are recognized as services are actually provided. Revenues from our disposal operations consist of tipping fees charged to third parties based on the volume and type of waste being disposed of at our disposal facilities and are normally billed monthly or semi-monthly. Fees charged at transfer stations are based on the volume of waste deposited, taking into account our cost of loading, transporting, and disposing of the solid waste at a disposal site. Intercompany revenues between our operations have been eliminated in the consolidated financial statements.

     The mix of NASW operating revenues from our different services is reflected in the table below (in millions).

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Collection..............................................  $ 7,598   $ 7,584   $ 7,675
Landfill................................................    2,660     2,743     2,730
Transfer................................................    1,451     1,435     1,394
WTI (waste-to-energy and IPPs)..........................      789       802       902
Recycling and other.....................................      635       592       743
Intercompany............................................   (1,999)   (1,994)   (2,022)
                                                          -------   -------   -------
          Total NASW....................................  $11,134   $11,162   $11,422
                                                          =======   =======   =======

     The period to period change in NASW revenues is reflected in the table below (dollars in millions).

                                                       PERIOD TO PERIOD     PERIOD TO PERIOD
                                                          CHANGE FOR           CHANGE FOR
                                                         2002 AND 2001        2001 AND 2000
                                                       -----------------    -----------------
Price:
  Base business......................................   $  72       0.6%     $ 162       1.4%
  Commodity..........................................      69       0.6       (161)     (1.4)
  Electricity........................................     (34)     (0.3)       (10)     (0.1)
  Fuel...............................................     (25)     (0.2)         1        --
                                                        -----      ----      -----      ----
Total price..........................................      82       0.7         (8)     (0.1)
Volume...............................................    (174)     (1.6)       (86)     (0.7)
                                                        -----      ----      -----      ----
Internal growth......................................     (92)     (0.9)       (94)     (0.8)
Acquisitions.........................................      82       0.7         89       0.8
Divestitures.........................................     (12)     (0.1)      (235)     (2.1)
Foreign currency translation.........................      (6)       --        (20)     (0.2)
                                                        -----      ----      -----      ----
                                                        $ (28)     (0.3)%    $(260)     (2.3)%
                                                        =====      ====      =====      ====

     NASW revenues decreased by $28 million in 2002 as compared to 2001. We experienced negative internal growth in our NASW operations of 0.9%, or $92 million, which was substantially volume related. The negative volume decline of 1.6%, or $174 million, compared to 2001 is largely related to commercial and industrial collection services throughout our operations, with the exception of the southern portion of the United States, where we realized slight volume increases. We also experienced declines in disposal revenue due to volume primarily in the eastern and western portions of the United States. We believe that the overall decreased volumes, particularly in the higher margin commercial and industrial collection services, were attributable to the lagging economy and increased competition. However, offsetting these declines were increases in volumes related to our recycling operations of $19 million in 2002 as compared to 2001.

     Offsetting the decrease in revenue due to volume declines were price related revenue increases of $82 million, or 0.7%, in 2002 as compared to 2001. Of this increase, $69 million, or 0.6%, is attributable to the significant increase in commodity prices of OCC and ONP. OCC prices increased to an average price of $74 per ton for 2002 as compared to an average price of $49 per ton for 2001. Reduced electricity rates in California and reduced fuel surcharges negatively impacted the price related revenue change by $59 million, or 0.5% . Revenue change due to price in our base business reflected an increase of $72 million, or 0.6%, was derived from our commercial and residential collection and transfer station operations. These price related revenue increases were offset partially by decreased pricing in our landfill special waste operations.

     We also experienced increases in revenue of $82 million in 2002 from acquisitions consummated during 2002 and the full year effect of acquisitions completed in 2001. Offsetting this was a decrease in revenue of $18 million due to divestitures and the effect of foreign currency fluctuations related to the Canadian dollar.

     NASW revenues decreased from 2000 to 2001 by $260 million due primarily to divestitures of our non-integrated NASW operations during 2000. We also experienced a reduction of revenue due to volume of $86 million, largely attributable to the overall slowing of the North American economy, the termination of unprofitable accounts and the impact of our policy change for third party brokers, which required more stringent contract requirements, resulting in the loss of some brokered waste. NASW operating revenues also declined because of fluctuations in the foreign currency exchange rate of the Canadian dollar, which reduced revenues by $20 million. In addition, revenue changes due to price reflected a decline of $8 million due to combined revenue declines of $171 million from recycling commodities and electricity sales by IPPs, substantially offset by increased revenues due to price in the base business of $162 million. Offsetting these revenue declines were the acquisition of certain NASW operations in 2001 and the year-over-year effect of acquisitions of NASW operations in 2000.

  OPERATING COSTS AND EXPENSES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

     Our operating costs and expenses include direct and indirect labor and related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, tipping fees paid to third party disposal facilities and transfer stations, and accruals for future landfill closure and post-closure costs and environmental remediation. Certain direct landfill development expenditures are capitalized and amortized over the estimated useful life of a site as capacity is consumed, and include acquisition, engineering, upgrading, construction, capitalized interest, and permitting costs. Additionally, we sometimes receive reimbursements from insurance carriers relating to environmentally related remedial, defense and tort claim costs. Such recoveries are included in operating costs and expenses as an offset to environmental expenses. Our operating costs and expenses increased 1.2% in 2002 as compared to 2001, and decreased 11.6% in 2001 as compared to 2000. As a percentage of operating revenues, operating costs and expenses decreased from 60.4% in 2000 to 58.9% in 2001 and increased to 60.5% in 2002.

     The most significant factor causing the change in operating expenses between 2002 and 2001 was the offset to operating costs and expenses of approximately $105 million recorded in 2001 for the recovery of claims against insurers for reimbursement of environmental expenses. Operating expenses were also higher in 2002 as compared to 2001 because of (i) increases in salary, wages and employee benefit costs, (ii) higher workers' compensation costs, (iii) increases in disposal and subcontractor costs and (iv) higher costs associated with recycling commodities.

     The headcount reductions associated with our March 2002 reorganization allowed us to realize significant cost reductions. However, the reorganization also resulted in a re-characterization of certain costs that were reported as selling, general and administrative expenses in prior periods due to changes in certain roles and responsibilities. This change, along with additional costs associated with annual merit increases, more than offset the decrease in operating expenses as a result of the headcount reductions.

     Disposal cost increases were primarily related to increased taxes on the disposal of waste in Pennsylvania, which were partially offset by decreases in disposal costs due to declines in volumes in 2002 as compared with 2001. Subcontractor cost increases included increased utilization of subcontractors for certain of our national account customers in areas where services are not provided by us and increased use of third party transportation of waste to disposal facilities. The increased costs associated with recycling commodities were due primarily to an increase in market prices paid for OCC and ONP, which resulted in increased rebates paid to customers.

     Offsetting these increases was the effect of divestitures of our international operations in 2001 and the non-solid waste operations in the first quarter of 2002. The divestitures decreased operating expenses by approximately $115 million in 2002 as compared to 2001. Also offsetting the increased costs and expenses in 2002 as compared with 2001 were lower fuel costs, including fuel used to operate our IPPs, reduced maintenance costs and lower construction services at certain of our waste-to-energy facilities that we operate but do not own.

     The year-to-year decline in operating costs and expenses between 2000 and 2001 was primarily caused by the sales of our international, non-solid waste and non-integrated NASW operations. These sales occurred throughout 2000 and into 2001. Adding to the decrease was the effect of the volume declines in 2001 as compared to 2000, as described in the discussion of NASW operating revenues. Additionally, in 2000 we initiated cost saving improvements in our procurement practices and began to develop more standardized operating procedures. Our improvements continued in 2001 and caused further decreases in operating costs and expenses into 2001. In 2001 we implemented other cost saving initiatives, such as preventative maintenance programs that created an overall reduction in repair and maintenance costs. Finally, in 2001 we aggressively pursued our claims against insurers for reimbursement of environmental expenses, recovering approximately $105 million in 2001 as compared to $2 million in 2000, which were recorded as an offset to operating costs and expenses. If we excluded the insurance recoveries, operating costs and expenses as a percentage of revenues would have been 59.8% in 2001.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Our selling, general and administrative expenses include management salaries, clerical and administrative costs, marketing costs, professional services, facility rentals, provision for doubtful accounts and related insurance costs, as well as costs related to our sales force and customer service.

     Our selling, general and administrative expenses decreased $93 million, or 5.7%, in 2002 as compared to 2001, and decreased $116 million, or 6.7%, in 2001 compared to 2000. As a percentage of operating revenues, our selling, general and administrative expenses were 13.7% for 2002, 14.3% for 2001 and 13.9% for 2000.

     The decrease in selling, general and administrative expenses in 2002 as compared to 2001 is primarily attributable to management's focus on reducing spending related to professional fees, travel and entertainment, and other administrative costs. Additionally, expenses decreased due to headcount reductions and the re-characterization of certain expenses as costs of operations rather than selling, general and administrative expenses as a result of the March 2002 restructuring. Finally, costs further decreased due to the divestitures of non-solid waste and international operations in 2001 and in early 2002.

     The reductions in selling, general and administrative expenses were offset partially by increased costs associated with both litigation settlements and expense, higher bad debt expense largely attributable to the weaker economy, workers compensation costs, and property-related costs such as property taxes, maintenance and security. Selling, general and administrative expenses as a percentage of operating revenues decreased in 2002 as compared with 2001 because of these same factors, since operating revenues remained essentially flat between the two periods.

     The increase in selling, general and administrative costs as a percentage of revenues from 2000 to 2001 is due to the decrease in NASW revenues in the corresponding periods as discussed above. However, the decrease in actual selling, general and administrative expenses from 2001 as compared to 2000 is due mostly to the divestitures that we completed throughout 2000. In addition, as discussed below, we had significant costs in 2000 related to accounting and process improvement initiatives. These costs were not as significant in 2001, as we were able to stabilize our accounting systems and substantially complete our process improvement initiatives in the second half of 2000. Offsetting these decreases were costs related to corporate staffing increases, which began primarily in 2000 and continued in 2001.

     In 2000, we incurred significant costs for our process improvement initiatives and accounting assistance. These costs were mainly in the first half of 2000 because, by the second half of 2000, we had stabilized our accounting systems and completed our process improvement initiatives, which significantly reduced our ongoing need for these services. In 2000, we incurred approximately $196 million for professional accounting and process improvement consulting services and consulting services related to the implementation of new enterprise information systems. We also incurred approximately $51 million related to our divestitures, improvements to our billing systems and verification of our customer base, and legal fees related to certain stockholder litigation and other SEC matters. However, in 2000 we were successful in collecting certain accounts that were reserved for in 1999, favorably impacting our provision for bad debt in 2000.

  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization includes (i) amortization of intangible assets with a definite life other than goodwill on a straight-line basis, generally 3 to 7 years, or over the definitive terms of the related agreements;
(ii) depreciation of property and equipment on a straight-line basis from 3 to 50 years; and (iii) amortization of landfill costs on a units-of-consumption method as landfill airspace is consumed over the estimated remaining capacity of a site. In 2001 and 2000, depreciation and amortization expense also included the amortization of goodwill on a straight-line basis over a period of 40 years or less, commencing on the dates of the respective acquisition.

     Depreciation and amortization expense decreased 10.9% in 2002 as compared to 2001 and decreased 4.1% in 2001 as compared to 2000. As a percentage of operating revenues, depreciation and amortization expense was 11.0% in 2002, 12.1% in 2001 and 11.4% in 2000.

     The decrease in depreciation and amortization expense in 2002 is primarily attributable to our adoption of SFAS No. 142, which required that the amortization of all goodwill cease on January 1, 2002. Goodwill amortization for 2001 was $156 million, or 1.4% of operating revenues. Excluding the effect of goodwill amortization expense in 2001, depreciation and amortization expense as a percentage of revenues increased 0.3% from 2001 compared to 2002.

     The decrease in depreciation and amortization in 2001 is attributable to the amortization expense of goodwill on operations that were divested throughout 2000, more cost-effective use of our landfill assets in 2001 and a temporary increase in fully depreciated trucks and other equipment associated with delays in receiving new equipment in the first half of 2001.

     The following schedule reflects the 2001 and 2000 adjusted net income (excluding goodwill and negative goodwill amortization) as compared to the results of operations for December 31, 2002 (in millions, except per share amounts).

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002     2001     2000
                                                              ------   ------   -------
Reported net income (loss)..................................  $ 822    $ 503    $  (97)
Add back: goodwill amortization, net of taxes...............     --      124       139
                                                              -----    -----    ------
Adjusted net income.........................................  $ 822    $ 627    $   42
                                                              =====    =====    ======
BASIC EARNINGS PER COMMON SHARE:
Reported net income (loss)..................................  $1.34    $0.80    $(0.16)
Goodwill amortization, net of taxes.........................     --     0.20      0.22
                                                              -----    -----    ------
Adjusted net income.........................................  $1.34    $1.00    $ 0.06
                                                              =====    =====    ======
DILUTED EARNINGS PER COMMON SHARE:
Reported net income (loss)..................................  $1.33    $0.80    $(0.16)
Goodwill amortization, net of taxes.........................     --     0.20      0.22
                                                              -----    -----    ------
Adjusted net income.........................................  $1.33    $1.00    $ 0.06
                                                              =====    =====    ======

  RESTRUCTURING

     In 2002, we adopted and implemented a new organizational structure to better align collection, transport, recycling and disposal resources within market areas. We believe the new structure will yield a number of benefits, including clearer accountability and responsibility for business performance and profitability in specific markets; simplification of structure; cost savings through consolidation of duplicate administrative and other support functions; improved utilization of operating assets; and better customer responsiveness.

     In March 2002 all of our operations, other than WTI and CWS, were restructured to reduce the number of field layers of management from four to three and the number of field layers that have administrative staff from four to two. Under the new structure, our approximately 1,200 operating sites, including waste collection depots, transfer stations, landfills and recycling facilities, were restructured into approximately 82 newly established Market Areas. These Market Areas all report to one of four Groups that divide the United States geographically into the Eastern, Midwest, Southern and Western operations, and which were formerly known as our "Areas." CWS, which was restructured into ten newly established Market Areas in July 2002, and WTI were the fifth and sixth Areas under our previous structure continue as the fifth and sixth Groups under the new structure.

     We recorded $38 million of pre-tax charges for costs associated with the implementation of the new organizational structure. These charges include $36 million for employee severance and benefit costs and $2 related to abandoned operating lease agreements.

     Under the new structure approximately 1,900 field-level administrative and operational positions have been eliminated. Our obligation for severance payments will continue into 2003. As of December 31, 2002, payments of $33 million for employee severance and benefits and for abandoned leases had been recorded against the restructuring liability that was previously established.

  ASSET IMPAIRMENTS AND UNUSUAL ITEMS

     In 2002, the net gain for asset impairments and unusual items was due primarily to (i) our receipt of approximately $11 million related to a non-revenue producing asset written down as an asset impairment in 1998, (ii) net gains of approximately $8 million on divestitures during the year and (iii) reductions to legal and loss contract reserves of approximately $8 million and $7 million, respectively, that we deemed were in excess of current requirements and that were initially recognized as a charge to asset impairments and unusual items.

     In 2001, the expense was comprised mainly of a charge of $374 million, which is net of the recovery from our insurers and the stockholders derivative suit against our former independent public accountant, Arthur Andersen LLP, for the settlement reached in connection with the stockholder class action lawsuit filed against us in July 1999 alleging violations of the federal securities laws. The settlement, which is subject to court approval, provides for our payment to the class of $457 million, and we believe the payment, which is expected to be made in 2003, will result in a net cash outflow of approximately $230 to $240 million after considering insurance, tax deductions and related settlement costs. In addition, we recorded a held-for-sale adjustment of approximately $15 million related to our international operations along with a held-for-sale adjustment for an investment in Mexican solid waste operations of approximately $28 million. Offsetting these expenses was a net gain of $24 million (comprised of the reversal of the held-for-sale impairment of $109 million and a held-for-use impairment of $85 million) from our decision during the third quarter of 2001 not to sell all but one of our IPPs, and the reclassification in the third quarter of 2001 of all but one of our IPPs from held-for-sale to held-for-use. Also included in asset impairments and unusual items for 2001 are reversals of certain loss contract reserves of $13 million that we determined to be in excess of current requirements.

     In 2000, these costs were primarily due to our sale of our international operations and the termination of WM Holdings' defined benefit pension plan, which are more fully described in Notes 16 and 13, respectively, to the consolidated financial statements.

  INTEREST EXPENSE

     Our interest expense decreased consistently each year from 2000 to 2002. The primary factor for the decrease in interest expense in 2002 is our interest rate derivative contracts, which are utilized to manage our interest rate exposure and the general decline in interest rates. Interest rate swap agreements reduced interest expense by $86 million for 2002 and contributed to the decrease by $39 million in 2001. The remaining decrease in interest expense in 2001 is primarily due to the pay down of debt with proceeds from our divestitures and cash flows from operations. In 2002, the refinancing of debt instruments at lower interest rates created additional interest expense savings. Additionally, to further reduce interest expense we have increased our utilization of tax-exempt bond financing over the past two years as a lower-cost source of funding.

  OTHER INCOME

     We experienced an increase in other income in 2002 as compared to prior years due primarily to the sale of an equity investment. In 2002, a company in which we held an approximately 17% interest was acquired by another entity. We held a note from the acquired company that was paid off in connection with the acquisition. The proceeds from the repayment of the note and the sale of our equity investment resulted in a gain of approximately $43 million in the fourth quarter of 2002.

  PROVISION FOR INCOME TAXES

     We recorded a provision for income taxes of $424 million, $284 million and $418 million for 2002, 2001 and 2000, respectively, resulting in an effective income tax rate of 34.0%, 36.1% and 130.2% for each of the three years, respectively.

     The difference in federal income taxes computed at the federal statutory rate and reported income taxes for 2002 is primarily due to state and local income taxes, offset in part by non-conventional fuel tax credits. In addition, we recognized a tax benefit of approximately $16 million due to a capital gain generated in 2002 that enabled us to utilize a previously unbenefited capital loss that arose from a divestiture. A tax benefit of approximately $31 million was also recognized in 2002 related to the carry-back of losses by our Dutch subsidiary.

     The difference in federal income taxes computed at the federal statutory rate and reported income taxes for 2001 is primarily due to state and local income taxes, non-deductible costs associated with the impairment of certain businesses, the cost associated with remitting the earnings of certain foreign subsidiaries that are no longer permanently reinvested, offset in part by non-conventional fuel tax credits. Additionally, in 2001 scheduled Canadian federal and provincial tax rate reductions resulted in a benefit of $42 million, which was offset in part by a tax expense of $24 million related to our plan to repatriate certain capital and earnings previously deemed permanently invested in Canada.

     The 130.2% effective tax rate in 2000 is significantly higher than the federal statutory rate due to state and local income taxes, non-deductible costs relating to acquired intangibles, write down of investments in subsidiaries and minority interest, sales of foreign subsidiaries and the cost associated with remitting earnings of foreign subsidiaries that are no longer permanently reinvested, offset in part by non-conventional tax credits.

  EXTRAORDINARY ITEMS

     During the first quarter of 2002, we refinanced approximately $49 million of fixed-rate tax exempt bonds maturing in 2011 with variable-rate tax exempt bonds maturing in 2022. As a result, we incurred prepayment penalties and other fees for a total charge, net of tax benefit, of approximately $1 million.

     During the fourth quarter of 2002, we elected to repay approximately $145 million of our senior debt issuances prior to their maturity dates. In connection with these repayments, we recognized an extraordinary charge of approximately $2 million, net of tax benefit, for the prepayment penalties and other costs related to the retired debt.

     In the first quarter of 2001, we worked with local governmental authorities to refinance $339 million of fixed-rate tax-exempt bonds maturing through 2008 with $326 million of variable-rate tax-exempt bonds maturing through 2011 and $17 million of fixed-rate bonds that matured later in 2001. We recorded a net extraordinary loss of $1 million for the remaining unamortized premium and issuance costs related to the retired debt.

     On July 17, 1998, we issued $600 million of 6 1/8% mandatorily tendered senior notes, due July 15, 2011. The notes were subject to certain mandatory tender features as described in the indenture, which allowed us to purchase all of the outstanding notes on July 15, 2001. We used available cash on hand along with funds from our credit facility to purchase the notes in July 2001. During the third quarter of 2001, we recorded an extraordinary loss of approximately $1 million, net of taxes, for the retirement of this debt.

  CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLE

     As a result of adopting SFAS No. 141, Accounting for Business Combinations, ("SFAS No. 141") on January 1, 2002, we were required to write-off amounts of negative goodwill that had been recorded in prior periods through purchase accounting. The aggregate amount of negative goodwill was $2 million and was recorded as a credit to cumulative effect of change in accounting principle in the first quarter of 2002.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133"), became effective for us as of January 1, 2001. Adoption of SFAS No. 133, resulted in a gain, net of tax, of approximately $2 million in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The following is a summary of our cash balances and cash flows for the years ended December 31, 2002, 2001 and 2000 (in millions):

                                                           2002      2001      2000
                                                          -------   -------   -------
Cash and cash equivalents at the end of the year........  $   264   $   730   $    94
                                                          =======   =======   =======
Cash provided by operating activities...................  $ 2,153   $ 2,355   $ 2,125
                                                          =======   =======   =======
Cash provided by (used in) investing activities.........  $  (962)  $(1,232)  $ 1,072
                                                          =======   =======   =======
Cash used in financing activities.......................  $(1,658)  $  (485)  $(3,279)
                                                          =======   =======   =======

     Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less.

     Our cash balances decreased $466 million from December 31, 2001 to December 31, 2002. This decrease is primarily attributable to capital expenditures, our stock repurchase program and the repayment of portions of our senior note issuances prior to their maturity dates, which exceeded our existing cash balances and our $2.2 billion of operating cash flow.

     In 2002, cash flow from operations was favorably impacted by cash received of $166 million from counterparties for certain interest rate swap agreements that we terminated prior to the scheduled maturities, offset by cash paid of $66 million to counterparties for the settlement of hedging agreements entered into to secure underlying interest rates related to our 2002 debt issuances. Included in our investing activities was cash paid of $1.3 billion for capital expenditures and $162 million for acquisitions of solid waste businesses. These expenditures were offset by proceeds of $487 million from other investing activities, primarily proceeds from sales of assets and net cash receipts from restricted funds. Included in our financing activities was cash paid of $982 million for the repurchase of shares of our common stock. In addition we paid $697 million for net debt reductions and received $27 million from exercises of common stock options and warrants.

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

     We operate in a capital intensive business and continuing access to various financing sources is vital to our operations. In the past, we have been successful in obtaining financing from a variety of sources on terms we consider attractive. Based on several key factors we believe considered by credit rating agencies and financial markets to be important in determining our future access to financing, we expect to continue to maintain access to capital sources in the future. These factors include:

     - the essential nature of the services we provide and our large and diverse customer base;

     - our ability to generate strong and consistent cash flows;

     - our asset base; and

     - our commitment to maintaining a moderate financial profile and disciplined capital allocation.

     In addition to our working capital needs for ongoing operations, we have capital requirements for (i) capital expenditures for construction and expansion of landfill sites, as well as new trucks and equipment for collection and other operations, (ii) refurbishments and improvements at waste-to-energy facilities and (iii) business acquisitions. For 2003, we currently expect to spend approximately $1.1 billion to $1.2 billion for capital expenditures.

     In February 2002 we announced that our Board of Directors had approved a stock repurchase program for up to $1 billion in annual repurchases for each of 2002, 2003 and 2004, to be implemented at management's discretion. We expect to utilize cash flows from operations for purchases made in either open market or privately negotiated transactions.

     The following is a summary of 2002 activity for our stock repurchase program (in millions, except shares in thousands and price per share in dollars).

                                   AGREEMENT                     COMMON STOCK                                       NET COMMON
                       ---------------------------------   ------------------------   PURCHASE     SETTLEMENT         STOCK
TRANSACTION TYPE       INITIATING DATE   SETTLEMENT DATE   SHARES        PRICE         PRICE     RECEIVED/(PAID)   REPURCHASES
----------------       ---------------   ---------------   ------   ---------------   --------   ---------------   ------------
Private Accelerated
  Purchase(a)........  March 2002        August 2002       10,925       $27.46         $  300          $18(b)          $282
Private Accelerated
  Purchase(a)........  December 2002     February 2003      1,731       $24.52             42           --(c)            42
Open Market Purchases
  (d)................  N/A               N/A               25,594   $23.01 - $28.19       658          N/A              658
                                                           ------                      ------                          ----
                                                           38,250                      $1,000                          $982
                                                           ======                      ======                          ====

---------------

(a) We accounted for the initial payment as a purchase of treasury stock and classified the future settlement with the counterparty as an equity instrument because we had the option under the agreement to settle our obligation, if any, in shares of our common stock.

(b) The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $18 million less than the approximately $300 million we initially paid. Pursuant to the terms of the agreement, the counterparty paid us this difference of approximately $18 million at the end of the valuation period, which occurred during the third quarter of 2002, to settle the agreement. We accounted for the cash receipt as an adjustment to the carrying value of treasury stock and have therefore included it in common stock repurchases within financing activities in the consolidated statement of cash flows.

(c) The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $3 million less than the approximately $42 million we initially paid. Pursuant to the terms of the agreement, the counterparty will pay us the difference of approximately $3 million at the end of the valuation period to settle the agreement.

(d) We engaged in open market purchases when trading was allowed pursuant to law and our insider trading policy.

     The following table summarizes our contractual obligations as of December 31, 2002 and the anticipated effect of these obligations on our liquidity in future years (in millions):

                                               2003    2004     2005    2006   2007   THEREAFTER    TOTAL
                                               ----   ------   ------   ----   ----   ----------   -------
Debt payments, excluding interest............  $231   $  737   $  900   $494   $474     $5,457     $ 8,293
Expected aggregate environmental liabilities
  (based on current cost)(a).................   114       69       68     56     46      2,639       2,992
Non-cancellable rental obligations...........   149      145      140    133    111        502       1,180
Unconditional purchase obligations(b)........   338       67       39     39     19        267         769
                                               ----   ------   ------   ----   ----     ------     -------
    Anticipated liquidity impact as of
      December 31, 2002......................  $832   $1,018   $1,147   $722   $650     $8,865     $13,234
                                               ====   ======   ======   ====   ====     ======     =======

---------------
(a) Environmental liabilities include final closure, post-closure and environmental remediation costs. See Note 8 to the consolidated financial statements for additional discussion.

(b) See Note 20 to the consolidated financial statements for discussion on the nature and terms of our unconditional purchase obligations.

     We have contingencies, including guarantee arrangements, that are deemed not reasonably likely and thus not included in the above table. See Note 20 to the consolidated financial statements for further discussion.

     Additionally, we expect a net cash outflow, after considering insurance, tax deductions and related settlement costs, of approximately $230 to $240 million in 2003 for settlement of our securities class action lawsuit. The settlement fund began to accrue interest, at the Federal Funds rate, during the second quarter of 2002, although payment will not become due until the judgment is final, which we expect to occur in 2003.

     To meet our capital needs and contractual obligations, as described above, our strategy is to utilize cash flows from operations. We also have bank borrowings available to meet our capital needs and contractual obligations and, when appropriate, will obtain financing by issuing debt or common stock.

     As of December 31, 2002, we had a $650 million syndicated revolving credit facility (the "Three Year Revolver"), and a $1.75 billion syndicated revolving credit facility (the "Five Year Revolver"). The Three Year Revolver matures in June 2005 and the Five Year Revolver matures in June 2006. As of December 31, 2002, we had letters of credit in the aggregate amount of approximately $1.75 billion (of which approximately $1.63 billion are issued under the revolving credit facilities) that generally have terms allowing automatic renewal after a year. At December 31, 2002, no balances were outstanding under our revolving credit facilities and we had unused and available credit capacity under these facilities of approximately $770 million.

     As of December 31, 2002, the financial covenants we are required to maintain under our credit facilities include (i) an interest coverage ratio;
(ii) total debt to EBITDA and; (iii) minimum net worth, all as defined in the credit facilities solely for the purpose of determining compliance with the covenants. The interest coverage ratio requires that at the end of any fiscal quarter we will not permit the ratio of (A) our consolidated net income plus interest expense and income taxes ("EBIT") for the four fiscal quarters then ending to (B) consolidated total interest expense for such period to be less than 2.5 to 1 for quarters ending on or before December 31, 2002 and 3 to 1 thereafter. The total debt to EBITDA covenant requires that at the end of any fiscal quarter, we will not permit the ratio of (A) all indebtedness and certain contingent liabilities such as financial guarantees to (B) EBIT plus depreciation and amortization expense ("EBITDA") for the four fiscal quarters then ending to exceed 3 to 1. Our minimum net worth covenant requires that we will not allow the sum of stockholders' equity to be less than $3.5 billion plus 75% of our cumulative consolidated net income for each fiscal quarter, beginning with the first fiscal quarter ended March 31, 2001. At December 31, 2002, we are in compliance with all covenants under our credit facilities and all other debt instruments. In January 2003, our total debt to EBITDA covenant was amended to not permit that ratio to exceed 3.25 to 1 rather than 3 to 1.

     In November 2002, we privately placed $400 million of 6 3/8% senior unsecured notes due 2012. Interest on the notes is due on May 15 and November 15 of each year. The net proceeds of the offering were approximately $396 million after deducting underwriters' discounts and expenses. We used these proceeds primarily to pay the $350 million of 6.5% senior notes that came due December 15, 2002.

     In May 2002, we privately placed $500 million of 7 3/4% senior unsecured notes due 2032. Interest on the notes is due on November 15 and May 15 of each year. The net proceeds of the offering were approximately $498 million, after deducting underwriters' discounts and expenses. We used these proceeds to pay the $300 million of 6.625% senior notes that matured on July 15, 2002 and a portion of the $285.7 million of 7.7% senior notes that matured on October 1, 2002.

     Additionally, we have issued industrial revenue bonds primarily for the construction of various facilities. Proceeds from these financing arrangements are directly deposited into trust funds and we do not have the ability to utilize the funds in regular operating activities. Accordingly, these amounts are reported as an investing activity when the cash is released from the trust funds and a financing activity when the industrial revenue bonds are repaid. At December 31, 2002, approximately $412 million of cash was held in trust to meet future capital expenditures at various facilities.

     We have $434 million of 6.375% senior notes due December 1, 2003. We also have $450 million of 7.1% senior notes due August 1, 2026 that are subject to early redemption on August 1, 2003 at the option of the holders. We have classified approximately $770 million of these borrowings as long-term at December 31, 2002 based upon our ability to use our revolving credit facilities, which are both long-term, to refinance these borrowings at their respective maturity or repayment date. We intend to pursue other sources of long-term financing to refinance the borrowings; however, in the event other sources of long-term financing are not available, we intend to use our revolving credit facilities.

     We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt, which is approximately 70% fixed and 30% floating at December 31, 2002. In addition, we periodically enter into derivative transactions to secure the then current market interest rate in anticipation of senior debt issuances.

     During 2002, we entered into hedging agreements to secure the underlying treasury rates in anticipation of our 2002 senior note issuances. We settled with the counterparties for approximately $66 million, which was paid concurrently with related 2002 senior note issuances discussed above.

     In 2002, we elected to terminate several interest rate swap agreements with a notional amount of $2.95 billion prior to the scheduled maturities and received cash of approximately $200 million (which is comprised of $166 million for the fair value of the swaps that were terminated and $34 million of accrued but unpaid interest receivable) from the counterparties to the interest rate swaps. Under the hedge method of accounting for these types of derivatives, the unamortized adjustment to long-term debt for the terminated swaps remains classified as long-term debt. The proceeds received from the termination of the interest rate swap agreements have been classified as a change in other assets or other liabilities within operating activities in the consolidated statement of cash flows.

VARIABLE INTEREST ENTITIES

     On June 30, 2000, two limited liability companies ("LLCs") were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we operate under an agreement with the owner. John Hancock Life Insurance Company ("Hancock") has a 99.5% ownership in one of the LLCs, the second LLC is 99.5% collectively owned by Hancock and the CIT Group ("CIT") and we own the remaining 0.5% interest in each. Hancock and CIT made an initial investment of approximately $167 million in the LLCs. The LLCs used these proceeds to purchase the three waste-to-energy facilities that we operate and assumed the seller's indebtedness related to these facilities. Under the LLC agreements, the LLCs shall be dissolved upon the occurrence of any of the following events: (i) a written decision of all the members of the LLCs to dissolve, (ii) December 31, 2063, (iii) the entry of a decree of judicial dissolution under the Delaware Limited Liability Company Act, or (iv) the LLCs ceasing to own any interest in these waste-to-energy facilities. Income, losses and cash flows are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, the amounts will be allocated 20% to Hancock and CIT and 80% to us. We do not expect Hancock and CIT to achieve the targeted returns in 2003 or at any time during the initial base term of the lease. We account for the underlying leases as operating leases. We are required under certain circumstances to make capital contributions to the LLCs in the amount of the difference between the stipulated loss amounts and termination values under the LLC agreements to the extent they are different from the underlying lease agreements. We believe that the likelihood of the occurrence of these circumstances is remote.

     During 2002, we had aggregate lease payments of approximately $62 million. Under the LLC agreements, if we exercise certain renewal options under the leases, we will be required to make capital contributions to the LLCs for the difference, if any, between fair market rents and the scheduled renewal rents. As of December 31, 2002, the remaining aggregate lease commitments related to these waste-to-energy facilities are $526 million, which includes $158 million in required capital contributions to the LLC for the amount of the difference between bargain renewals and the fair value of the lease. These minimum lease payments are included in the table of non-cancelable rental obligations as discussed in Note 20 of the consolidated financial statements.

     We are the manager of the LLCs but there are significant limitations on the powers of the manager under the LLC agreements. Accordingly, we account for our interest in the LLCs under the equity method of accounting. These investments had a carrying value of approximately $1 million at both December 31, 2002 and December 31, 2001. If we were required to consolidate the LLCs, we would record approximately $414 million in assets, and $208 million of debt as of December 31, 2002. The remaining balance that would be recorded would primarily be minority interest. There would be no material net impact to our results of operations if we consolidated the LLCs instead of accounting for them under the equity method.

ACCOUNTING FOR STOCK OPTIONS

     We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended, under which no compensation cost for stock options is recognized when granted with an exercise price equal to fair value. SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), establishes accounting and annual disclosure requirements for options granted after 1994 using a fair-value-based method of accounting. As of December 31, 2002, 2001, and 2000, we had approximately 44.5 million, 41.5 million and 40.3 million stock options and warrants outstanding, respectively. The weighted average fair value per share of stock options granted during 2002, 2001 and 2000 as determined under SFAS No. 123 was $12.16, $10.83 and $6.78, respectively.

     The fair value of each common stock option granted to employees or directors during 2002, 2001 and 2000 is estimated utilizing the Black-Scholes option pricing model. Black-Scholes is a formula that calculates an estimated value of stock options based on appreciation and interest rate assumptions and therefore, the fair value calculation of a stock option using Black-Scholes is not necessarily indicative of the actual value of a stock option. The following weighted average assumptions were used: dividend yield of 0%, risk-free interest rates which vary for each grant and range from 2.91% to 6.19%, expected life of four to seven years for all grants, and stock price volatility primarily ranging from 23.7% to 50.4%.

     The following schedule reflects the impact on net income and earnings per common share if we had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation (in millions, except per share amounts).

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002     2001     2000
                                                              ------   ------   -------
Reported net income (loss)..................................  $ 822    $ 503    $  (97)
Less: compensation expense per SFAS No. 123, net of tax.....     85       83        75
                                                              -----    -----    ------
Pro forma net income (loss).................................  $ 737    $ 420    $ (172)
                                                              =====    =====    ======
BASIC EARNINGS PER COMMON SHARE:
Reported net income (loss)..................................  $1.34    $0.80    $(0.16)
Less: compensation expense per SFAS No. 123, net of tax.....   0.14     0.13      0.12
                                                              -----    -----    ------
Pro forma net income (loss).................................  $1.20    $0.67    $(0.28)
                                                              =====    =====    ======
DILUTED EARNINGS PER COMMON SHARE:
Reported net income (loss)..................................  $1.33    $0.80    $(0.16)
Less: compensation expense per SFAS No. 123, net of tax.....   0.14     0.13      0.12
                                                              -----    -----    ------
Pro forma net income (loss).................................  $1.19    $0.67    $(0.28)
                                                              =====    =====    ======

SEASONALITY AND INFLATION

     Our operating revenues tend to be somewhat lower in the winter months, which corresponds with our first and fourth quarters. This is mostly because (i) the volume of construction and demolition waste is lower in the winter because there is less construction activity and (ii) the volume of industrial and residential waste in certain regions where we operate tends to decrease during the winter months.

     We do not believe that inflation has, nor do we expect it to have, any material adverse effect on our results of operations in the near future.

RECENT DEVELOPMENTS

     In January 2003, we announced that we had formed a new recycling entity, Recycle America Alliance, L.L.C. ("RAA"), a wholly-owned subsidiary, in an effort to optimize the capacity and improve the profitability of our recycling operations. In connection with the formation of RAA, we transferred substantially all recycling assets and businesses of our other subsidiaries to RAA. RAA's strategy includes combining its assets and operations with a number of key processors and marketers. On January 10, 2003, the Peltz Group, the largest privately-held recycler in the United States, contributed all of its assets to RAA in exchange for an initial payment by RAA of approximately $58 million in cash and the issuance of approximately 9% of the equity interest in RAA.

     In February 2003, we announced that we will implement further restructuring to reorganize our operations into a smaller number of Market Areas in an effort to reduce overhead costs. As part of the restructuring, there will be a net workforce reduction of about 700 employees and 270 contract workers. We anticipate a charge of approximately $23 million for this restructuring.

NEW ACCOUNTING PRONOUNCEMENTS AND OTHER ACCOUNTING CHANGES

  NEW ACCOUNTING PRONOUNCEMENTS

  SFAS No. 143

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143. SFAS No. 143 applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 requires amounts initially recognized as an asset retirement obligation to be measured at fair value. The recognized asset retirement cost is capitalized as part of the cost of the asset and is depreciated over the useful life of the asset.

     SFAS No. 143, which will primarily impact the accounting for our landfill operations, does not change the basic landfill accounting followed historically by us along with others in the waste industry. In general, the waste industry has recognized expenses associated with both amortization of capitalized costs and future closure and post-closure obligations on a units-of-consumption basis as airspace is consumed over the life of the related landfill. This practice, referred to as life cycle accounting within the waste industry, will continue to be followed upon adoption of SFAS No. 143, except as discussed below.

     Under the new rules, costs associated with future final capping activities that occur during the operating life of a landfill, which are currently recognized on an undiscounted basis over the operating life of the landfill as airspace is consumed, will be accounted for as an asset retirement obligation, on a discounted basis. We expect to recognize landfill retirement obligations that relate to closure and post-closure activities over the operating life of a landfill as landfill airspace is consumed and the obligation is incurred. We expect to recognize our final capping obligations on a discrete basis for each expected future final capping event over the number of tons of waste that each final capping event is expected to cover. These obligations will be initially measured at estimated fair value. Fair value will be measured on a present value basis, using a credit-adjusted, risk-free rate, initially 7.25%, which is higher than the risk-free rate previously used for discounting closure and post-closure obligations. Interest will be accreted on all landfill retirement obligations using the effective interest method. Landfill retirement costs arising from closure and post-closure obligations, which will be capitalized as part of the landfill asset, will be amortized using our existing landfill accounting practices.

Landfill retirement costs arising from final capping obligations, which will also be capitalized as part of the landfill asset, will be amortized on a units-of-consumption basis over the number of tons of waste that each final capping event covers.

     The table below reflects the significant changes between our current landfill accounting practices and the requirements of SFAS No. 143.

---------------------------------------------------------------------------------------------------------------------
                                                                                   PRACTICE UPON ADOPTION OF
DESCRIPTION                                  CURRENT PRACTICE                             SFAS NO. 143
---------------------------------------------------------------------------------------------------------------------
 DEFINITIONS:
 Final Capping                   Capital asset related to installation of   Reflected as an asset retirement
                                 flexible membrane and geosynthetic clay    obligation, on a discounted basis, rather
                                 liners, drainage and compacted soil        than a capital asset
                                 layers and topsoil constructed over areas
                                 of landfill where total airspace capacity
                                 has been consumed
---------------------------------------------------------------------------------------------------------------------
 Closure                         Includes last final capping event, final   No change, except that last final capping
                                 portion of methane gas collection system   event of each landfill will be treated as
                                 to be constructed, demobilization, and     a part of final capping
                                 the routine maintenance costs incurred
                                 after site ceases to accept waste, but
                                 prior to being certified closed
---------------------------------------------------------------------------------------------------------------------
 Post-closure                    Includes routine monitoring and            No change
                                 maintenance of a landfill after it has
                                 closed, ceased to accept waste and been
                                 certified as closed by the applicable
                                 state regulatory agency
---------------------------------------------------------------------------------------------------------------------
 DISCOUNT RATE:                  Risk-free rate (5.0% at December 31,       Credit-adjusted, risk-free rate (7.25%)
                                 2002)
---------------------------------------------------------------------------------------------------------------------
 COST ESTIMATES:                 Costs are estimated based on performance,  No change, except that the cost of any
                                 principally by third parties, with a       activities performed internally must be
                                 small portion performed by us              increased to represent an estimate of the
                                                                            amount a third party would charge to
                                                                            perform such activity
---------------------------------------------------------------------------------------------------------------------
 INFLATION:                      Cost is inflated to period of performance  Inflation rate changed to 2.5% effective
                                 (2.0% at December 31, 2002)                January 1, 2003
---------------------------------------------------------------------------------------------------------------------
 RECOGNITION OF LIABILITY:
 Final Capping                   Costs are capitalized as spent, except     All final capping will be recorded as a
                                 for the last final capping event that      liability and asset when incurred; the
                                 occurs after the landfill closes, which    discounted cash flow associated with each
                                 is accounted for as part of closure        final capping event is recorded to the
                                                                            accrued liability with a corresponding
                                                                            increase to landfill assets as airspace
                                                                            is consumed related to the specific final
                                                                            capping event
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                                   PRACTICE UPON ADOPTION OF
DESCRIPTION                                  CURRENT PRACTICE                             SFAS NO. 143
---------------------------------------------------------------------------------------------------------------------
 Closure and post-closure        Accrued over the life of the landfill;     Accrued over the life of the landfill;
                                 the discounted cash flow associated with   the discounted cash flow associated with
                                 such liabilities is recorded to accrued    such liabilities is recorded to accrued
                                 liabilities, with a corresponding charge   liabilities, with a corresponding
                                 to cost of operations as airspace is       increase in landfill assets as airspace
                                 consumed                                   is consumed
---------------------------------------------------------------------------------------------------------------------
 STATEMENT OF OPERATIONS
 EXPENSE:
 Liability accrual               Expense charged to cost of operations at   Not applicable
                                 same amount accrued to liability
---------------------------------------------------------------------------------------------------------------------
 Landfill asset amortization     Not applicable                             The landfill asset is amortized to
                                                                            depreciation and amortization expense as
                                                                            airspace is consumed over life of
                                                                            specific final capping event or life of
                                                                            landfill for closure and post-closure
---------------------------------------------------------------------------------------------------------------------
 Accretion                       Expense, charged to cost of operations,    Expense, charged to cost of operations,
                                 is accrued at risk-free rate over the      is accreted at credit- adjusted,
                                 life of the landfill as airspace is        risk-free rate (7.25%) under the
                                 consumed                                   effective interest method
---------------------------------------------------------------------------------------------------------------------

     We will adopt SFAS No. 143 beginning January 1, 2003 and, based on current estimates, will record an after-tax expense ranging from $180 million to $230 million as a cumulative effect of a change in accounting principle. We expect that the impact of adopting SFAS No. 143 in 2003 will decrease earnings per share from our previous method by approximately $0.08 per diluted share. The adoption of SFAS No. 143 will have no net effect on our cash flow.

  SFAS No. 145

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for us beginning January 1, 2003. Upon the adoption of SFAS No. 145, we will reclassify certain items in our prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, we will report gains and losses on the extinguishment of debt in pre-tax earnings rather than in extraordinary items.

  SFAS No. 146

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. Implementation of the pronouncement will therefore have no impact on our current year financial statements. We will apply SFAS No. 146 requirements to our 2003 restructuring. See Note 26 to the consolidated financial statements for further discussion.

  FIN 45

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for us on a prospective basis to guarantees issued after December 31, 2002. We will record the fair value of future material guarantees, if any. See Note 20 to the consolidated financial statements for current disclosure requirements related to our guarantee arrangements.

  FIN 46

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"). FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. See Note 21 to the consolidated financial statements for discussion on our existing variable interests. We have yet to determine the impact that the adoption of FIN 46 will have on our consolidated financial statements.

  OTHER ACCOUNTING CHANGES

  Repairs and Maintenance

     Through December 31, 2002, we accrued in advance for major repairs and maintenance expenditures at our waste-to-energy facilities and IPPs. Effective January 1, 2003, we changed our policy from this method to one that expenses these costs as they are incurred. In the first quarter of 2003, we expect to record approximately $30 million, net of taxes, as a credit to cumulative effect of an accounting change.

  Loss Contract Accrual

     Through December 31, 2002, we accrued for future losses for contracts that over the contract life were projected to have direct costs greater than revenues. Effective January 1, 2003, we changed our policy from this method to one that expenses these costs as they are incurred. In the first quarter of 2003, we expect to record approximately $30 million, net of taxes, as a credit to cumulative effect of an accounting change.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the normal course of business, we are exposed to market risk, including changes in interest rates, foreign currency rates, certain commodity prices and certain equity prices. From time to time, we and certain of our subsidiaries use derivatives to manage some portion of these risks. Our derivatives are agreements with independent third parties that provide for payments based on a notional amount, with no multipliers or leverage. As of December 31, 2002, all of the derivatives were related to actual or anticipated exposures of our transactions, with the exception of certain derivatives related to the fiber commodity markets that were entered into for trading purposes. We are exposed to credit risk in the event of non-performance by counterparties to derivatives. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties, all of whom we either consider credit worthy, or who have issued letters of credit to support their performance. See Note 10 to the consolidated financial statements for discussion regarding terminated fiber agreements with Enron North America Corp. ("Enron").

     We have performed sensitivity analyses to determine how market rate changes might affect the fair value of our market risk sensitive derivatives and related positions. This analysis is inherently limited because it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. The effects of market movements may also directly or indirectly affect our assumptions and our rights and obligations not covered by sensitivity analysis. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or the earnings effect from the assumed market rate movements.

     Interest Rate Exposure. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations, which are denominated in U.S. dollars. In addition, we use interest rate swaps to either lock-in or limit the variability in the interest rates to manage the mix of fixed and floating rate debt obligations. An instantaneous, one percentage point decrease in interest rates across all maturities and applicable yield curves would increase the fair value of our combined debt and interest rate swap positions at December 31, 2002 and 2001 by approximately $482 million and $394 million, respectively. This analysis does not reflect the effect that declining interest rates would have on other items, such as new borrowings, nor the favorable impact they would have on interest expense and cash payments for interest. Since a significant portion of our debt is at fixed rates, changes in market interest rates would not significantly impact operating results until and unless our fixed rate debt would need to be refinanced at maturity.

     Currency Rate Exposure. From time to time, we and certain of our subsidiaries have used foreign currency derivatives to mitigate the impact of currency translation on cash flows on intercompany foreign-currency denominated debt. An instantaneous ten percent decrease in foreign exchange rates at December 31, 2002 would have no material impact to the Company. We had no foreign currency derivatives at December 31, 2001.

     Commodities Price Exposure. We market recycled waste paper products such as ONP and OCC from our material recovery facilities. We enter into financial fiber swaps to mitigate the variability in cash flows from a portion of these sales. Under these swap agreements, we pay a floating index price and receive a fixed price for a fixed period of time. We also enter into fiber swap agreements for trading purposes with the objective of generating profits from changes in market prices of waste paper and other paper products. We record changes in the fair value of these fiber swap agreements not designated as hedges immediately to earnings. All derivative transactions are subject to our risk management policy which governs the type of instruments that may be used and our risk exposure limits. An instantaneous ten percent increase in OCC and ONP prices at December 31, 2002 would decrease the fair value of our hedges by approximately $11.2 million. This analysis excludes the underlying physical commodity sales positions that are being hedged. An instantaneous ten percent increase in prices at December 31, 2002 on our derivatives entered into for trading purposes would have no material impact on us.

     At December 31, 2001, all, except two, of our fiber agreements were with Enron. Due to Enron's financial situation, collectibility of the funds associated with these instruments was not probable at December 31, 2001 and therefore these instruments were estimated to have no fair value. The derivatives with Enron were subsequently terminated in early 2002. The net fair value of the two derivatives with counterparties other than Enron at December 31, 2001 was not material.

     See Notes 2, 7 and 10 to the consolidated financial statements for further discussion of the use of and accounting for derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   43
Report of Independent Public Accountants....................   45
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   46
Consolidated Statements of Operations for the Years Ended
  December 31, 2002, 2001 and 2000..........................   47
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000..........................   48
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2002, 2001 and 2000..............   49
Notes to Consolidated Financial Statements..................   50

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the accompanying consolidated balance sheet of Waste Management, Inc. (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and for each of the years in the two year period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 25, 2002 expressed an unqualified opinion on those statements before the restatement adjustments and disclosures described below and in Notes 2, 6 and 15.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Management, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

As discussed above, the consolidated financial statements of the Company as of December 31, 2001, and for each of the years in the two year period ended December 31, 2001, were audited by other auditors who have ceased operations. However, the Company made certain adjustments and disclosures to prior years' financial statements to conform with the current year's presentation or to comply with adoption requirements of new accounting pronouncements, as follows:

(i) As described in Note 2, the Company reclassified $137 million of accrued interest payable from accounts payable to accrued liabilities in the 2001 consolidated balance sheet. We audited the adjustment that was applied to reclassify accrued interest payable in the 2001 consolidated balance sheet. Our procedures included (a) agreeing the amount of accrued interest payable to the Company's underlying records obtained from management, and
      (b) testing the mathematical accuracy of the restatement of accrued interest payable within the consolidated financial statements.

(ii) As described in Note 6, the 2001 and 2000 consolidated financial statements have been revised to include the transitional and other disclosures required by SFAS 142, which the Company adopted as of January 1, 2002. Our procedures with respect to the disclosures in Note 6 regarding 2001 and 2000 included (a) agreeing the previously reported net income (in total and the related earnings-per-share amounts) to the previously issued consolidated financial statements and the adjustments to amounts representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and negative goodwill as a result of initially applying SFAS 142 to the Company's underlying records obtained from management, (b) testing the mathematical accuracy of the reconciliation of adjusted net income to previously reported net income and the related earnings-per-share amounts. Additionally, our procedures with respect to the disclosures in Note 6 regarding 2001 included (a) agreeing the cost basis and accumulated amortization of customer contracts and customer lists, covenants not-to-compete and licenses, permits and other to the Company's underlying records obtained from management, (b) testing the mathematical accuracy of the reconciliation of other intangible assets, net, to the 2001 consolidated balance sheet and (c) agreeing 2001 amortization expense for other intangible assets to the Company's underlying records obtained from management.

(iii) As described in Note 15, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 consolidated financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 consolidated financial statements. Our procedures included (a) agreeing the adjusted amounts of segment gross operating revenues, intercompany operating revenues, net operating revenues, income from operations, depreciation and amortization, capital expenditures and total assets to the Company's underlying records obtained from management, (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements, and (c) agreeing goodwill amortization expense to the Company's underlying records obtained from management.

(iv) In the table presented in Note 5, the Company reclassified $262 million from land to landfills in the December 31, 2001 Property and Equipment presentation. We audited the adjustment that was applied to reclassify this amount. Our procedures included (a) agreeing the amount of the restatement adjustment to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the restatement within the table in Note 5.

In our opinion, the adjustments and disclosures described in (i), (ii), (iii) and (iv) above are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

                                            /s/ Ernst & Young LLP

Houston, Texas
February 14, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Waste Management, Inc.

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

                                          ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 2002

     THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH WASTE MANAGEMENT, INC.'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.

                             WASTE MANAGEMENT, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN MILLIONS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................  $   264   $   730
  Accounts receivable, net of allowance for doubtful
     accounts of $60 and $73, respectively..................    1,379     1,355
  Notes and other receivables...............................      265       314
  Parts and supplies........................................       80        83
  Deferred income taxes.....................................      551       426
  Prepaid expenses and other assets.........................      161       216
                                                              -------   -------
          Total current assets..............................    2,700     3,124
Property and equipment, net of accumulated depreciation and
  amortization of $8,498 and $7,578, respectively...........   10,612    10,357
Goodwill....................................................    5,079     4,998
Other intangible assets, net................................      105       123
Other assets................................................    1,135       888
                                                              -------   -------
          Total assets......................................  $19,631   $19,490
                                                              =======   =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   526   $   672
  Accrued liabilities.......................................    2,002     2,160
  Deferred revenues.........................................      414       374
  Current portion of long-term debt.........................      231       515
                                                              -------   -------
          Total current liabilities.........................    3,173     3,721
  Long-term debt, less current portion......................    8,062     7,709
  Deferred income taxes.....................................    1,548     1,127
  Environmental liabilities.................................      884       825
  Other liabilities.........................................      637       703
                                                              -------   -------
          Total liabilities.................................   14,304    14,085
                                                              -------   -------
Minority interest in subsidiaries...........................       19        13
                                                              -------   -------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 1,500,000,000 shares
     authorized; 630,282,461 and 630,331,591 shares issued,
     respectively...........................................        6         6
  Additional paid-in capital................................    4,513     4,523
  Retained earnings.........................................    1,873     1,057
  Accumulated other comprehensive income (loss).............     (179)     (148)
  Restricted stock unearned compensation....................       --        (2)
  Treasury stock at cost, 35,682,000 and 2,313,883 shares,
     respectively...........................................     (905)      (44)
                                                              -------   -------
          Total stockholders' equity........................    5,308     5,392
                                                              -------   -------
          Total liabilities and stockholders' equity........  $19,631   $19,490
                                                              =======   =======

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
Operating revenues..........................................  $11,142   $11,322   $12,492
                                                              -------   -------   -------
Costs and expenses:
  Operating (exclusive of depreciation and amortization
     shown below)...........................................    6,743     6,666     7,538
  Selling, general and administrative.......................    1,529     1,622     1,738
  Depreciation and amortization.............................    1,222     1,371     1,429
  Restructuring.............................................       38        --        --
  Asset impairments and unusual items.......................      (34)      380       749
                                                              -------   -------   -------
                                                                9,498    10,039    11,454
                                                              -------   -------   -------
Income from operations......................................    1,644     1,283     1,038
                                                              -------   -------   -------
Other income (expense):
  Interest expense..........................................     (462)     (541)     (748)
  Interest income...........................................       21        37        31
  Minority interest.........................................       (7)       (5)      (23)
  Other income, net.........................................       51        13        23
                                                              -------   -------   -------
                                                                 (397)     (496)     (717)
                                                              -------   -------   -------
Income before income taxes..................................    1,247       787       321
Provision for income taxes..................................      424       284       418
                                                              -------   -------   -------
Income (loss) before extraordinary item and cumulative
  effect of changes in accounting principle.................      823       503       (97)
Extraordinary loss on refinancing or early retirement of
  debt, net of income tax benefit of $2 and $1 in 2002 and
  2001, respectively........................................       (3)       (2)       --
Cumulative effect of changes in accounting principle, net of income tax expense of $0 and $2 in 2002 and 2001,
  respectively..............................................        2         2        --
                                                              -------   -------   -------
Net income (loss)...........................................  $   822   $   503   $   (97)
                                                              =======   =======   =======
Basic income (loss) per common share:
  Income (loss) before extraordinary item and cumulative
     effect of change in accounting principle...............  $  1.34   $  0.80   $ (0.16)
  Extraordinary item........................................       --        --        --
  Cumulative effect of changes in accounting principle......       --        --        --
                                                              -------   -------   -------
  Net income (loss).........................................  $  1.34   $  0.80   $ (0.16)
                                                              =======   =======   =======
Diluted income (loss) per common share:
  Income (loss) before extraordinary item and cumulative
     effect of change in accounting principle...............  $  1.33   $  0.80   $ (0.16)
  Extraordinary item........................................       --        --        --
  Cumulative effect of changes in accounting principle......       --        --        --
                                                              -------   -------   -------
  Net income (loss).........................................  $  1.33   $  0.80   $ (0.16)
                                                              =======   =======   =======
Cash dividends per common share.............................  $  0.01   $  0.01   $  0.01
                                                              =======   =======   =======

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
Cash flows from operating activities:
  Net income (loss).........................................  $   822   $   503   $   (97)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Provision for bad debts.................................       42        20        14
    Depreciation and amortization...........................    1,222     1,371     1,429
    Deferred income tax provision...........................      319       131        65
    Minority interest in subsidiaries.......................        7         5        23
    Net gain on disposal of assets..........................      (56)      (18)       (4)
    Effect of asset impairments and unusual items...........      (34)      380       749
Change in operating assets and liabilities, net of effects
  of acquisitions and divestitures:
  Receivables...............................................       43        34       283
  Prepaid expenses and other current assets.................       (2)        2        21
  Other assets..............................................      120        34         5
  Accounts payable and accrued liabilities..................     (359)      (87)     (301)
  Deferred revenues and other liabilities...................       29       (20)      (60)
  Other, net................................................       --        --        (2)
                                                              -------   -------   -------
Net cash provided by operating activities...................    2,153     2,355     2,125
                                                              -------   -------   -------
Cash flows from investing activities:
  Short-term investments....................................       --        --        54
  Acquisitions of businesses, net of cash acquired..........     (162)     (116)     (231)
  Capital expenditures......................................   (1,287)   (1,328)   (1,313)
  Proceeds from divestitures of businesses, net of cash
    divested, and other sales of assets.....................      175        58     2,552
  Receipts net, from restricted funds.......................      273       138       (25)
  Other.....................................................       39        16        35
                                                              -------   -------   -------
Net cash provided by (used in) investing activities.........     (962)   (1,232)    1,072
                                                              -------   -------   -------
Cash flows from financing activities:
  New borrowings............................................      894     1,628       304
  Debt repayments...........................................   (1,591)   (2,138)   (3,597)
  Common stock repurchases..................................     (982)       --        --
  Cash dividends............................................       (6)       (6)       (6)
  Exercise of common stock options and warrants.............       27        50        20
  Other.....................................................       --       (19)       --
                                                              -------   -------   -------
Net cash used in financing activities.......................   (1,658)     (485)   (3,279)
                                                              -------   -------   -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        1        (2)       (5)
                                                              -------   -------   -------
Increase (decrease) in cash and cash equivalents............     (466)      636       (87)
Cash and cash equivalents at beginning of year..............      730        94       181
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $   264   $   730   $    94
                                                              =======   =======   =======
Supplemental cash flow information:
  Cash paid during the year for:
    Interest, net of capitalized interest and periodic
     settlements from interest rate swap agreements.........  $   490   $   563   $   750
    Income taxes............................................      201        47       135

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   (IN MILLIONS, EXCEPT SHARES IN THOUSANDS)

                                                                                            ACCUMULATED
                                                                                               OTHER        RESTRICTED
                                                 COMMON STOCK      ADDITIONAL              COMPREHENSIVE      STOCK
                                               -----------------    PAID-IN     RETAINED      INCOME         UNEARNED
                                               SHARES    AMOUNTS    CAPITAL     EARNINGS      (LOSS)       COMPENSATION
                                               -------   -------   ----------   --------   -------------   ------------
Balance, January 31, 2000....................  627,284    $   6      $4,440      $  663        $(563)          $(4)
 Net loss....................................       --       --          --         (97)          --            --
 Cash dividends..............................       --       --          --          (6)          --            --
 Common stock issued upon exercise of stock
   options and warrants, and grants of
   restricted stock, including tax benefit of
   $3........................................      166       --           4          --           --            (1)
 Earned compensation related to restricted
   stock.....................................       --       --          --          --           --             2
 Common stock issued (purchased) in
   connection with litigation settlements....    1,364       --          22          --           --            --
 Adjustment of employee stock benefit trust
   to market value...........................       --       --          14          --           --            --
 Minimum pension liability adjustment, net of
   taxes of $92..............................       --       --          --          --          130            --
 Translation adjustment of foreign currency
   statements including effects of
   divestitures..............................       --       --          --          --          307            --
 Termination of employee stock benefit
   trust.....................................       --       --          --          --           --            --
 Other.......................................      808       --          17          --           --            --
                                               -------    -----      ------      ------        -----           ---
Balance, December 31, 2000...................  629,622    $   6      $4,497      $  560        $(126)          $(3)
                                               -------    -----      ------      ------        -----           ---
 Net income..................................       --       --          --         503           --            --
 Cash dividends..............................       --       --          --          (6)          --            --
 Common stock issued upon exercise of stock
   options and warrants, including tax
   benefit of $15............................       --       --           3          --           --            --
 Common stock issued in connection with
   litigation settlements....................      289       --          13          --           --            --
 Earned compensation related to restricted
   stock.....................................       --       --          --          --           --             1
 Minimum pension liability adjustment, net of
   taxes of $1...............................       --       --          --          --            2            --
 Unrealized gain resulting from changes in
   fair values of derivative instruments, net
   of taxes of $4............................       --       --          --          --            5            --
 Gains on derivative instruments reclassified
   into earnings, including tax benefit of
   $3........................................       --       --          --          --           (4)           --
 Unrealized gain on marketable securities,
   net of taxes of $4........................       --       --          --          --            6            --
 Translation adjustment of foreign currency
   statements................................       --       --          --          --          (31)           --
 Other.......................................      421       --          10          --           --            --
                                               -------    -----      ------      ------        -----           ---
Balance, December 31, 2001...................  630,332    $   6      $4,523      $1,057        $(148)          $(2)
                                               -------    -----      ------      ------        -----           ---
 Net income..................................       --       --          --         822           --            --
 Cash dividends..............................       --       --          --          (6)          --            --
 Common stock issued upon exercise of stock
   options and warrants, including tax
   benefit of $7.............................       --       --          (7)         --           --            --
 Common stock issued in connection with
   litigation settlements....................       --       --          (2)         --           --            --
 Common stock repurchases....................       --       --          --          --           --            --
 Earned compensation related to restricted
   stock.....................................      (38)      --          (1)         --           --             2
 Unrealized loss resulting from changes in
   fair values of derivative instruments, net
   of tax benefit of $27.....................       --       --          --          --          (42)           --
 Gains on derivative instruments reclassified
   into earnings, net of taxes of $1.........       --       --          --          --            2            --
 Unrealized loss on marketable securities,
   including tax benefit of $4...............       --       --          --          --           (6)           --
 Translation adjustment of foreign currency
   statements................................       --       --          --          --           15            --
 Other.......................................      (12)      --          --          --           --            --
                                               -------    -----      ------      ------        -----           ---
Balance, December 31, 2002...................  630,282    $   6      $4,513      $1,873        $(179)          $--
                                               =======    =====      ======      ======        =====           ===


                                                                  EMPLOYEE
                                                TREASURY STOCK     STOCK     COMPREHENSIVE
                                               ----------------   BENEFIT       INCOME
                                               SHARES    AMOUNT    TRUST        (LOSS)
                                               -------   ------   --------   -------------
Balance, January 31, 2000....................      (74)  $  (4)    $(136)
 Net loss....................................       --      --        --         $(97)
 Cash dividends..............................       --      --        --
 Common stock issued upon exercise of stock
   options and warrants, and grants of
   restricted stock, including tax benefit of
   $3........................................    1,078      22        --
 Earned compensation related to restricted
   stock.....................................       --      --        --
 Common stock issued (purchased) in
   connection with litigation settlements....      (83)     (1)       --
 Adjustment of employee stock benefit trust
   to market value...........................       --      --       (14)
 Minimum pension liability adjustment, net of
   taxes of $92..............................       --      --        --          130
 Translation adjustment of foreign currency
   statements including effects of
   divestitures..............................       --      --        --          307
 Termination of employee stock benefit
   trust.....................................   (7,893)   (150)      150
 Other.......................................       --      --        --
                                               -------   -----     -----         ----
Balance, December 31, 2000...................   (6,972)  $(133)    $  --         $340
                                               -------   -----     -----         ====
 Net income..................................       --      --        --         $503
 Cash dividends..............................       --      --        --
 Common stock issued upon exercise of stock
   options and warrants, including tax
   benefit of $15............................    3,317      63        --
 Common stock issued in connection with
   litigation settlements....................      785      15        --
 Earned compensation related to restricted
   stock.....................................       --      --        --
 Minimum pension liability adjustment, net of
   taxes of $1...............................       --      --        --            2
 Unrealized gain resulting from changes in
   fair values of derivative instruments, net
   of taxes of $4............................       --      --        --            5
 Gains on derivative instruments reclassified
   into earnings, including tax benefit of
   $3........................................       --      --        --           (4)
 Unrealized gain on marketable securities,
   net of taxes of $4........................       --      --        --            6
 Translation adjustment of foreign currency
   statements................................       --      --        --          (31)
 Other.......................................      556      11        --
                                               -------   -----     -----         ----
Balance, December 31, 2001...................   (2,314)  $ (44)    $  --         $481
                                               -------   -----     -----         ====
 Net income..................................       --      --        --         $822
 Cash dividends..............................       --      --        --
 Common stock issued upon exercise of stock
   options and warrants, including tax
   benefit of $7.............................    1,719      41        --
 Common stock issued in connection with
   litigation settlements....................    2,663      68        --
 Common stock repurchases....................  (38,250)   (982)       --
 Earned compensation related to restricted
   stock.....................................       --      --        --
 Unrealized loss resulting from changes in
   fair values of derivative instruments, net
   of tax benefit of $27.....................       --      --        --          (42)
 Gains on derivative instruments reclassified
   into earnings, net of taxes of $1.........       --      --        --            2
 Unrealized loss on marketable securities,
   including tax benefit of $4...............       --      --        --           (6)
 Translation adjustment of foreign currency
   statements................................       --      --        --           15
 Other.......................................      500      12        --
                                               -------   -----     -----         ----
Balance, December 31, 2002...................  (35,682)  $(905)    $  --         $791
                                               =======   =====     =====         ====

                See notes to consolidated financial statements.

                             WASTE MANAGEMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.  BUSINESS

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Reclassifications -- Certain reclassifications have been made to the prior year balance sheet to conform to the current year presentation. In the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company reported accrued interest of $137 million as a component of accounts payable. In 2002, the Company started reporting accrued interest as a component of accrued liabilities instead of accounts payable. In order to conform the prior period presentation of accrued interest to the current period presentation, the Company has reclassified the $137 million of accrued interest at December 31, 2001 to accrued liabilities in the consolidated balance sheet presented elsewhere herein.

     Cash and cash equivalents -- Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less.

     Concentrations of credit risk -- Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers comprise the Company's customer base, thus spreading the trade credit risk. At December 31, 2002 and 2001, no single group or customer represented greater than 5% of total accounts receivable. The Company controls credit risk through credit evaluations, credit limits, and monitoring procedures. The Company performs credit evaluations for commercial and industrial customers and performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable. Credit losses are provided for in the financial statements. Credit risk relating to derivative instruments results from the fact the Company enters into interest rate and commodity price swap agreements with various counterparties. However, the Company monitors its derivative positions by regularly evaluating its positions and the credit worthiness of the counterparties, all of whom the Company considers credit worthy, or who have issued letters of credit to support their performance. See Note 10 for discussion related to the previously outstanding waste paper swap agreements with Enron North America Corp. ("Enron").

     Trade, notes and other receivables -- The Company's receivables are recorded when billed, advanced or accrued and represent claims against third parties that will be settled in cash. The carrying value of the Company's receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts based on historical collection trends, type

                             WASTE MANAGEMENT, INC.

of customer such as municipal or non-municipal, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectiblity of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written-off when the Company's internal collection efforts have been unsuccessful in collecting the amount due. Also, the Company generally recognizes interest income on long-term interest-bearing notes receivable as the interest accrues under the terms of the note.

     Operations held-for-sale -- On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). That statement requires that assets held-for-sale be recorded at the lower of their carrying amount or their fair value less cost to sell. Held-for-sale assets are not depreciated. Assets are classified as held-for-sale only if (i) management commits to a plan to sell the asset, (ii) the asset is available for immediate sale, (iii) the asset is actively being marketed for sale at a price that is reasonable in relation to its current fair value and (iv) management believes the sale of the asset is probable and expects transfer within one year. See Note 22 for further discussion of operations held-for-sale.

     Property and equipment -- Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. Except for the Company's waste-to-energy facilities and independent power production plants ("IPPs"), minor replacements, maintenance and repairs are charged to expense as incurred.

     At the Company's waste-to-energy facilities and IPPs, the Company accrues for major repair and maintenance expenditures. Such accruals are based upon planned maintenance expenditures and are classified as current or non-current liabilities based on the expected timing of the expenditures. In the first quarter of 2003, the Company changed its method of accounting to one that expenses these costs as incurred. See Note 25 for further discussion.

     When property and equipment are retired, sold, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations as increases or offsets to operating expense for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The Company assumes no salvage value for its depreciable property and equipment. The estimated useful lives for significant property and equipment categories are as follows (in years):

                                                              USEFUL LIVES
                                                              ------------
Office equipment............................................     3 to 7
Vehicles....................................................    3 to 10
Machinery and equipment.....................................    3 to 10
Commercial and roll-off containers..........................    8 to 12
Rail haul cars..............................................    10 to 20
Buildings and improvements..................................    5 to 40
Waste-to-energy facilities..................................    up to 50

     The Company capitalizes certain costs associated with developing or obtaining internal-use software. These costs include external direct costs of materials and services used in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the software development project. For the years ended December 31, 2002 and 2001, the Company capitalized $110 million and $63 million, respectively, of software development costs that are primarily related to the development of the Company's enterprise-wide software systems. The Company includes these costs as office equipment within furniture and fixtures and depreciates the software development costs over a period up to five years once the systems are placed in service.

                             WASTE MANAGEMENT, INC.

     Leases -- The Company leases certain office space and plant and equipment for varying periods. The Company's leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments disclosed in Note 20. The leases are classified as either capital leases or operating leases, as appropriate.

     Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease and are amortized over the shorter of either the useful life of the asset in accordance with the Company's policy for owned assets or the lease term on a straight line basis. The present value of the related lease payment is recorded as a debt obligation. The Company's future minimum annual capital lease payments are included in the Company's total future debt obligations as disclosed in Note 7.

     Management expects that in the normal course of business, operating leases will be renewed or replaced by other leases. See Note 20 for the Company's future contractual operating lease payments.

     Landfill accounting -- The discussion below details the Company's accounting policies for landfills through December 31, 2002. As of January 1, 2003, the Company's practice will change upon the Company's adoption of SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). See Note 25 for additional information.

     The Company utilizes the life cycle method of accounting for landfill costs. Landfill site costs that qualify for capitalization are recorded at cost. Capitalized landfill site costs, net of recorded amortization, are added to estimated projected capitalizable costs to be incurred over the remaining life of the landfill, to determine the amount to be amortized over the remaining capacity of a site as discussed below. Amortization is recorded on a units of consumption basis, applying cost as a rate per ton over the remaining capacity of a site. Landfill site costs are amortized to expected net realizable value upon closure of a landfill. See Note 3 for discussion on landfill related estimates.

     The Company has material financial commitments for the costs associated with its future obligations for closure and post-closure obligations with respect to the landfills it owns or operates as prescribed by the EPA's Subtitles C and D regulations. The difference between the present value of a landfill's estimated total closure and post-closure costs and amounts accrued to date is accrued prospectively on a units of consumption basis by applying a rate per ton over the remaining capacity of the landfill. The present value of closure and post-closure costs is fully accrued for each landfill once the site discontinues accepting waste and is included in environmental liabilities.

     The remaining capacity of a landfill is determined by the unused permitted airspace and expansion airspace when the success of obtaining an expansion permit is probable. Remaining capacity is estimated in cubic yards and converted to tons using a landfill-specific airspace utilization factor. These factors are developed by Company engineers and are reviewed by management, typically at least once per year.

     To include airspace associated with an expansion effort in remaining capacity, the Company must generally expect the expansion permit application to be submitted within one year, and the expansion permit to be received within five years. Also, the Company must believe the success of obtaining the expansion permit is probable, using the following criteria:

     - Personnel are actively working to obtain land use and local and state approvals for an expansion of an existing landfill;

     - At the time the expansion is added to the permitted site life, it is probable that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

     - Either the Company or the respective landfill owners have a legal right to use or obtain land to be included in the expansion plan;

                             WASTE MANAGEMENT, INC.

     - There are no significant known technical, legal, community, business, or political restrictions or similar issues that could impair the success of such expansion;

     - Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

     - Airspace and related costs, including additional closure and post-closure costs, have been estimated based on conceptual design.

     These criteria are initially evaluated by the Company's field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. However, the Company's policy provides that, based on the facts and circumstances of a specific landfill, if these criteria are not met, inclusion of unpermitted airspace may still be allowed. In these circumstances, inclusion must be approved through a landfill-specific process that includes approval of the Chief Financial Officer and a review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 91 landfill sites with expansions at December 31, 2002, 26 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Approximately two-thirds of these landfills required approval by the Chief Financial Officer because of legal or community issues that could impede the expansion process, while the remaining were primarily due to permit application processes beyond the one-year limit, which in most cases were due to state-specific permitting procedures. When expansion airspace is included in the calculation of available airspace, the projected costs for development and final capping of the expansion are included in the amortization base of the landfill, and the projected costs for closure and post-closure of the expansion are considered in determining closure and post-closure expense. See Note 3 for further discussion on related estimates and assumptions.

     After determining the costs at its landfills, including closure and post-closure costs, and the remaining capacity, the Company then determines the per ton rate that will be expensed. Factors considered include the waste stream, geography and rate of compaction, among others, to determine the number of tons it will take to fill the remaining capacity. The determined costs are then divided by that number of tons, giving the Company the rate per ton to expense.

     Business combinations -- All acquisitions since January 1, 2000 have been accounted for using the purchase method of accounting. The Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary if, and when, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined. The Company does not believe potential differences between its fair value estimates and actual fair values are material.

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

     Goodwill and other intangible assets -- Goodwill is the excess of cost over net assets of acquired businesses. In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets ("SFAS No. 142"), the Company did not amortize goodwill that arose from purchases after June 30, 2001. In addition, the Company continued through December 31, 2001 the amortization of goodwill which arose from purchase business combinations completed prior to or on June 30, 2001. All amortization of goodwill ceased

                             WASTE MANAGEMENT, INC.

January 1, 2002. Other intangible assets consist primarily of customer contracts, customer lists, covenants not-to-compete, licenses and permits (other than landfill permits, as all landfill related intangible assets are combined with landfill tangible assets and amortized using the Company's landfill amortization policy). Other intangible assets are recorded at cost and amortized on a straight-line basis. Customer contracts and customer lists are generally amortized over five to seven years. Covenants not-to-compete are amortized over the term of the agreement, which is generally three to five years. Licenses, permits and other contracts are amortized over the definitive terms of the related agreements. If the underlying agreement does not contain definitive terms and the useful life is determined to be indefinite, the asset is not amortized. As of December 31, 2002, the Company has approximately $3 million of other intangible assets that are not amortized. For further discussion, see Note 6.

     Restricted funds held by trustees -- Restricted funds held by trustees are included in other non-current assets and consist principally of funds held in trust for the construction of various facilities, funds deposited in connection with landfill closure and post-closure obligations and insurance escrow deposits. Of the restricted funds balance of $533 million at December 31, 2002, $412 million relates to industrial revenue bonds issued primarily for the construction of various facilities. Proceeds from these financing arrangements are directly deposited into trust funds, and the Company does not have the ability to utilize the funds in regular operating activities. Accordingly, these amounts are reported as an investing activity when the cash is released from the trust funds and as a financing activity when the industrial revenue bonds are repaid out of the Company's cash balances. In 2002, proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds were $424 million. These transactions were treated as non-cash financing activities for purposes of the statement of cash flows.

     Asset impairments -- Long-lived assets consist primarily of property, plant and equipment, goodwill and other intangible assets. Property, plant, equipment and other intangible assets are carried on the Company's financial statements based on their cost less accumulated depreciation or amortization. The recoverability of these assets is tested whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Typical indicators that an asset may be impaired include:

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

     If any of these or other indicators occur, the asset is reviewed to determine whether there has been an impairment. An impairment loss is recorded as the difference between the carrying amount and fair value of the asset. See
Note 3 for further discussion on related estimates and assumptions. There are other considerations for impairments of landfills and goodwill, as described below.

     Landfills -- There are certain indicators listed above that require significant judgment and understanding of the waste industry when applied to landfill development or expansion projects. For example, a regulator may

                             WASTE MANAGEMENT, INC.

initially deny a landfill expansion permit application though the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace. Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment due to the unique nature of the waste industry.

     Goodwill -- The Company assesses whether goodwill is impaired on an annual basis. Upon determining the existence of goodwill impairment, the Company measures that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances, such as those listed above, that would indicate that, more likely than not, the book value of goodwill has been impaired.

     Income taxes -- Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Foreign currency -- The functional currency of the Company's foreign operations is the local currency of the country in which the Company operates. Adjustments resulting from the translation of financial information are included in comprehensive income.

     Revenue recognition -- The Company recognizes revenues when all four criteria noted below have been satisfied:

     - Persuasive evidence of an arrangement exists, such as executed service agreements, new customer account forms or other relevant documentation.

     - Services, such as providing hauling services and accepting waste at the Company's disposal facilities, are rendered or products are delivered.

     - The Company's price to the buyer is fixed or determinable.

     - Collectibility is reasonably assured.

     The Company bills for certain services prior to performance. Such services include, among others, certain residential contracts that are billed on a quarterly basis and rights to utilize assets such as containers or other equipment rentals continuously over time. These advance billings are included in deferred revenues and recognized as revenue in the period earned for services provided.

     Loss contracts -- The Company reviews its revenue-producing contracts in the ordinary course of business to determine if the direct costs, exclusive of any non-variable costs, to service the contractual arrangements exceed the revenues to be produced by the contract. Any resulting net loss over the life of the contract is expensed at the time of such determination. During the life of a contract that is deemed to be a loss contract, the Company may estimate intermittent periods of contract profitability. Intermittent profitability projected or realized on loss contracts is deferred to offset future projected losses. In 2002, the Company reduced expenses by approximately $26 million through the utilization of the accrual to offset actual losses. The Company also increased loss contract reserves by approximately $15 million as additional operating expenses for projected future losses on contracts.

     In the first quarter of 2003, the Company changed its method of accounting to one that expenses losses on contracts as they are incurred. See Note 25 for further discussion.

                             WASTE MANAGEMENT, INC.

     Self-insurance property and casualty -- The Company has retained a portion of the risks related to its automobile, general liability and workers' compensation insurance programs. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, is determined by external actuaries. The related liability is included in accrued liabilities if expected to be settled within one year or otherwise is included in other long term liabilities.

     Derivative financial instruments -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133"), became effective for the Company on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of SFAS No. 133 resulted in a gain, net of tax, of approximately $2 million in the first quarter of 2001, which is reflected as a cumulative effect of change in accounting principle. See further discussion at Note 7 and Note 10.

     The Company utilizes derivative financial instruments to manage its foreign currency, interest rate and commodity pricing exposure. The estimated fair values of derivatives used to hedge risks fluctuate over time. These changes in fair values should be viewed in relation to the underlying hedging transaction and to the overall management of the Company's exposure to fluctuations in foreign exchange rates, interest rates and commodity prices.

     The fair value of derivatives is included in other current assets, other long-term assets, accrued liabilities or other long-term liabilities, as appropriate. The offsetting amounts for those derivatives designated as fair value hedges are recorded as an adjustment to the carrying value of the hedged instrument. Upon termination, this carrying value adjustment is amortized to earnings over the remaining life of the hedged instrument. The offsetting amounts for those derivatives designated as cash flow hedges are recorded in other comprehensive income. Upon termination, the associated balance in other comprehensive income is amortized to earnings as the hedged cash flows occur. Any ineffectiveness present in either fair value or cash flow hedges is recognized immediately in earnings without offset.

     Capitalized interest -- Interest is capitalized on certain projects under development, including landfill projects and probable landfill expansion projects, and on certain assets under construction, including internal-use softwares, operating landfills and waste-to-energy facilities. The capitalization of interest for operating landfills is based on the costs incurred on discrete cell construction projects, plus an allocated portion of the common site costs. The common site costs include the development costs of a landfill project or the purchase price of an operating landfill, and the ongoing infrastructure costs benefiting the lifecycle of the landfill. Cell construction costs include the construction of cell liners and final capping during the operating life of the site. During 2002, 2001 and 2000, total interest costs were $482 million, $557 million and $770 million, respectively, of which $20 million, $16 million and $22 million, respectively, were capitalized primarily for landfill construction costs.

     Accounting for stock options -- The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"). The Company makes disclosures regarding its stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). In accordance with APB 25, the Company does not recognize compensation cost for stock options granted to employees as all employee options are granted with an exercise price equal to the fair market value of the underlying stock.

     As of December 31, 2002, 2001, and 2000, the Company had approximately 44.5 million, 41.5 million and 40.3 million stock options and warrants outstanding, respectively. The weighted average fair value per

                             WASTE MANAGEMENT, INC.

share of stock options granted during 2002, 2001 and 2000 was $12.16, $10.83 and $6.78, respectively. See Note 12 for further discussion on the Company's common stock options and warrants.

     The fair value of each common stock option granted to employees or directors during 2002, 2001 and 2000 was estimated utilizing the Black-Scholes option pricing model. The following weighted average assumptions were used: dividend yield of 0%, risk-free interest rates which vary for each grant and range from 2.91% to 6.19%, expected life of four to seven years for all grants, and stock price volatility primarily ranging from 23.7% to 50.4%. Black-Scholes is a formula that calculates an estimated value of stock options based on appreciation and interest rate assumptions and therefore, the fair value calculation of a stock option using Black-Scholes is not necessarily indicative of the actual value of a stock option.

     The following schedule reflects the impact on net income and earning per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation (in millions, except per share amounts).

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002     2001     2000
                                                              ------   ------   -------
Reported net income (loss)..................................  $ 822    $ 503    $  (97)
Less: compensation expense per SFAS No. 123, net of tax.....     85       83        75
                                                              -----    -----    ------
Pro forma net income (loss).................................  $ 737    $ 420    $ (172)
                                                              =====    =====    ======
BASIC EARNINGS PER COMMON SHARE:
Reported net income (loss)..................................  $1.34    $0.80    $(0.16)
Less: compensation expense per SFAS No. 123, net of tax.....   0.14     0.13      0.12
                                                              -----    -----    ------
Pro forma net income (loss).................................  $1.20    $0.67    $(0.28)
                                                              =====    =====    ======
DILUTED EARNINGS PER COMMON SHARE:
Reported net income (loss)..................................  $1.33    $0.80    $(0.16)
Less: compensation expense per SFAS No. 123, net of tax.....   0.14     0.13      0.12
                                                              -----    -----    ------
Pro forma net income (loss).................................  $1.19    $0.67    $(0.28)
                                                              =====    =====    ======

3.  USE OF ESTIMATES AND ASSUMPTIONS

     In preparing the Company's financial statements, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain of the information that is used in the preparation of the Company's financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to the Company's accounting for landfills, environmental liabilities and asset impairments, as described below.

     The discussion below details the Company's accounting policies for landfills through December 31, 2002. As of January 1, 2003, the Company's practice will change upon the Company's adoption of SFAS No. 143. See Note 25 for additional information.

     Accounting for Landfills -- The Company utilizes the life cycle method of accounting for landfill costs and the units of consumption method to amortize landfill construction costs and record closure and post-closure obligations over the estimated remaining capacity of a landfill. Under this method the Company

                             WASTE MANAGEMENT, INC.

includes future estimated construction costs, as well as costs incurred to date, in the amortization base. Additionally, the Company includes probable expansion airspace (yet to be permitted airspace) in the calculation of the total remaining capacity of the landfill. See Note 2 for further discussion.

     This accounting method requires the Company to make estimates and assumptions, as described below. Any changes in the Company's estimates will impact the Company's income from operations prospectively from the date changes are made.

          Landfill Costs -- The Company estimates the total cost to develop each landfill site to its final capacity. This includes certain projected landfill site costs that are uncertain because they are dependent on future events. The total cost to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs, landfill final capping costs, liner construction costs, operating construction costs, and capitalized interest costs.

          Closure and Post-Closure Costs -- The costs for closure and post-closure obligations at landfills the Company owns or operates are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes. The estimates for landfill closure and post-closure costs also consider when the costs would actually be paid and factor in, where appropriate, inflation and discount rates. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption less certain.

          Available Airspace -- The Company's engineers determine the remaining capacity at landfills by estimating the available airspace. This is done by using surveys and other methods to calculate, based on height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of at a landfill before it has reached its final capacity.

          Expansion Airspace -- The Company will also consider currently unpermitted airspace in the estimate of remaining capacity in certain circumstances.

     It is possible that the Company's estimates or assumptions will ultimately turn out to be significantly different from actual results. In some cases the Company may be unsuccessful in obtaining an expansion permit or the Company may determine that an expansion permit that the Company previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or the belief that the Company will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing, as described below, and lower profitability may be experienced due to higher amortization rates, higher closure and post-closure rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace.

     Environmental Remediation Liabilities -- Under current laws and regulations, the Company may have liability for environmental damage caused by operations, or for damage caused by conditions that existed before a particular site was acquired. Remedial costs are all costs relating to the remedy of any identified situation that occurs by natural causes or human error not expected in the normal course of business. These costs include costs relating to legal defense, potentially responsible party ("PRP") investigation, settlement, and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. Costs required to remediate sites where liability is probable based on site-specific facts and circumstances are estimated. The Company routinely reviews and evaluates sites that require remediation, including sites listed on the EPA's National Priorities List ("NPL sites"). Consideration is given to whether the Company was an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years the Company was connected

                             WASTE MANAGEMENT, INC.

with the site. Next, the same information with respect to other named and unnamed PRPs is reviewed. The cost for the likely remedy is then estimated based on:

     - Management's judgment and experience in remediating Company and unrelated parties' sites;

     - Information available from regulatory agencies as to costs of remediation;

     - The number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and

     - The typical allocation of costs among PRPs.

     See Note 8 for further discussion.

     Asset Impairments -- Accounting standards require that assets be written down if they become impaired. If significant events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. Fair value is determined by either an actual third-party evaluation or an internally developed discounted projected cash flow analysis of the asset. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether an impairment has occurred for the group of assets for which the projected cash flows can be identified. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Several impairment indicators are beyond the Company's control, and cannot be predicted with any certainty whether or not they will occur. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Also, there are other considerations for impairments of landfills and goodwill as discussed in Note 2. Also see Note 16 for further discussion.

     Other -- Other estimates and assumptions that the Company considers to be significant in the preparation of its financial statements include the following:

     - Allowance for Doubtful Accounts -- The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable.

     - Acquisition Accounting -- The Company estimates the fair value of assets and liabilities when allocating the purchase price of an acquisition.

     - Derivative Financial Instruments -- In order to estimate the fair market value of derivative financial instruments to be recorded on the balance sheet, the Company estimates future prices of commodity fiber products and obtains current valuations of interest rate and foreign currency hedging instruments from third parties.

     - Income Taxes -- The Company assumes the deductibility of certain costs in its income tax filings and estimates the future recovery of deferred tax assets.

     - Contingent Liabilities -- The Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with SFAS No. 5, Accounting for Contingencies, ("SFAS No. 5").

     - Loss Contracts -- The Company evaluates its revenue-producing contracts to determine whether the projected revenues of such contracts exceed the direct costs to service such contracts. These evaluations include estimates of future revenues and expenses. Accruals for loss contracts are adjusted upward or downward based on these evaluations. In the first quarter of 2003, the Company changed

                             WASTE MANAGEMENT, INC.

       from this accounting method to one that recognizes losses on contracts as they are incurred. See Note 25 for further discussion.

     - Self-Insurance Reserves -- Through the use of actuarial calculations, the Company estimates the amounts required to settle asserted and unasserted insurance claims.

     - Facility Maintenance Accruals -- The Company accrues for major repair and maintenance expenditures at its waste-to-energy and IPP facilities. Such accruals, which include only anticipated third party costs, are based upon planned maintenance expenditures and are classified as current or noncurrent liabilities based on the expected timing of the expenditures. In the first quarter of 2003, the Company changed from this accounting method to one that expenses major repair and maintenance expenditures at its waste-to-energy and IPP facilities as incurred. See Note 25 for further discussion.

     Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

4.  BUSINESS COMBINATIONS AND DIVESTITURES

  PURCHASE ACQUISITIONS

     In both 2002 and 2001, the Company consummated over 50 acquisitions of North American Solid Waste ("NASW") operations that were accounted for under the purchase method of accounting. Cash paid for acquisitions, net of cash acquired, was approximately $162 million and $116 million for 2002 and 2001, respectively. As a result of 2002 acquisitions, the Company recorded approximately $183 million in additional assets, including $81 million of goodwill, approximately $17 million of other intangible assets, and $21 million in additional liabilities. See Note 15 for information regarding goodwill acquired by each reportable segment as a result of 2002 purchase acquisitions.

  DIVESTITURES

     The approximate aggregate sales prices for divestitures of the Company's non-integrated North American operations in 2002 and 2001 was $103 million and $23 million, respectively, which was comprised substantially of cash proceeds. As a result of divestitures during 2002, the Company recorded a reduction in net assets of approximately $80 million.

                             WASTE MANAGEMENT, INC.

5.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consisted of the following (in millions):

                                                               2002      2001
                                                              -------   -------
Land........................................................  $   454   $   506
Landfills...................................................    8,607     8,119
Vehicles....................................................    3,388     3,258
Machinery and equipment.....................................    2,579     2,326
Containers..................................................    2,072     2,001
Buildings and improvements..................................    1,573     1,432
Furniture and fixtures......................................      437       293
                                                              -------   -------
                                                               19,110    17,935
Less accumulated depreciation on tangible property and
  equipment.................................................   (4,959)   (4,444)
Less accumulated landfill airspace amortization.............   (3,539)   (3,134)
                                                              -------   -------
                                                              $10,612   $10,357
                                                              =======   =======

     Depreciation and amortization expense for property and equipment for 2000, 2001 and 2002 was $1.21 billion, $1.18 billion and $1.19 billion, respectively. In 2002, depreciation and amortization expense, which includes amortization on assets recorded as capital leases, was comprised of $778 million for the depreciation of tangible property and equipment and $409 million for the amortization of landfill airspace.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company's other intangible assets as of December 31, 2002 and 2001 were comprised of the following (in millions):

                                          CUSTOMER CONTRACTS   COVENANTS   LICENSES,
                                                 AND            NOT-TO-     PERMITS
                                            CUSTOMER LISTS      COMPETE    AND OTHER    TOTAL
                                          ------------------   ---------   ----------   -----
December 31, 2002
  Intangible assets.....................         $128            $ 91         $21       $ 240
  Less accumulated amortization.........          (76)            (52)         (7)       (135)
                                                 ----            ----         ---       -----
                                                 $ 52            $ 39         $14       $ 105
                                                 ====            ====         ===       =====
December 31, 2001
  Intangible assets.....................         $123            $ 99         $20       $ 242
  Less accumulated amortization.........          (60)            (52)         (7)       (119)
                                                 ----            ----         ---       -----
                                                 $ 63            $ 47         $13       $ 123
                                                 ====            ====         ===       =====

     Landfill operating permits are not presented above and are recognized on a combined basis with other landfill assets and amortized using the Company's landfill amortization method. Amortization expense for other intangible assets was $35 million and $37 million for 2002 and 2001, respectively. The intangible asset amortization expense estimated as of December 31, 2002, for the five years following 2002 is as follows (in millions):

2003   2004   2005   2006   2007
----   ----   ----   ----   ----
$32    $24    $14     $9     $6

                             WASTE MANAGEMENT, INC.

     Amortization expense for goodwill and other intangible assets was $193 million and $219 million for 2001 and 2000, respectively. In accordance with SFAS No. 142, the Company did not amortize goodwill that arose from purchases of businesses after June 30, 2001. The Company continued, through December 31, 2001, the amortization of goodwill that was recorded prior to July 1, 2001. Amortization of goodwill ceased on January 1, 2002.

     The Company incurred no impairment of goodwill upon its initial adoption of SFAS No. 142, or as a result of its annual goodwill impairment test. However, there can be no assurance that goodwill will not be impaired at any time in the future. Additionally, adopting SFAS No. 141, Accounting for Business Combinations, ("SFAS No. 141") required the Company to write-off net negative goodwill of approximately $2 million, which was recorded as a credit to cumulative effect of change in accounting principle in the first quarter of 2002. During interim periods in 2002, the Company did not encounter any events or changes in circumstances that indicated that impairment was more likely than not.

     The following schedule reflects the 2001 and 2000 adjusted net income (excluding goodwill and negative goodwill amortization) as compared to the results of operations for December 31, 2002 (in millions, except per share amounts).

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002     2001     2000
                                                              ------   ------   -------
Reported net income (loss)..................................  $ 822    $ 503    $  (97)
Add back: goodwill amortization, net of taxes...............     --      124       139
                                                              -----    -----    ------
Adjusted net income.........................................  $ 822    $ 627    $   42
                                                              =====    =====    ======
BASIC EARNINGS PER COMMON SHARE:
Reported net income (loss)..................................  $1.34    $0.80    $(0.16)
Goodwill amortization, net of taxes.........................     --     0.20      0.22
                                                              -----    -----    ------
Adjusted net income.........................................  $1.34    $1.00    $ 0.06
                                                              =====    =====    ======
DILUTED EARNINGS PER COMMON SHARE:
Reported net income (loss)..................................  $1.33    $0.80    $(0.16)
Goodwill amortization, net of taxes.........................     --     0.20      0.22
                                                              -----    -----    ------
Adjusted net income.........................................  $1.33    $1.00    $ 0.06
                                                              =====    =====    ======

                             WASTE MANAGEMENT, INC.

7.  DEBT AND INTEREST RATE AND FOREIGN CURRENCY DERIVATIVES

  DEBT

     Debt at December 31 consisted of the following (in millions):

                                                               2002     2001
                                                              ------   ------
Bank credit facilities......................................  $   --   $   --
Senior notes and debentures, maturing through 2032, interest
  of 6.375% to 8.75%........................................   6,164    6,169
4% Convertible subordinated notes due 2002..................      --      427
5.75% Convertible subordinated notes due 2005, (2% interest
  rate and 3.75% issuance discount).........................      32       31
Tax-exempt and project bonds, principal payable in periodic
  installments, maturing through 2031, fixed and variable
  interest rates ranging from 1.25% to 10.0% (weighted
  average interest rate of 4%) at December 31, 2002.........   1,896    1,404
Capital leases and other notes payable, maturing through
  2022, interest rates up to 12%............................     201      193
                                                              ------   ------
                                                              $8,293   $8,224
                                                              ======   ======

     The schedule of debt (including the current portion) maturities for the next five years and thereafter is as follows (in millions):

2003(A),(B)   2004   2005   2006   2007   THEREAFTER
-----------   ----   ----   ----   ----   ----------
   $231       $737   $900   $494   $474     $5,457

---------------

(a) The Company has $434 million of 6.375% senior notes due December 1, 2003. The Company also has $450 million of 7.1% senior notes due August 1, 2026 that are subject to early redemption on August 1, 2003 at the option of the holder. The Company has classified $770 million of these borrowings as long-term at December 31, 2002 based upon its ability to use its revolving credit facilities, which are both long-term, to refinance these borrowings at their respective maturity or repayment date. The Company intends to pursue other sources of long-term financing to refinance the borrowings; however, in the event other sources of long-term financing are not available, the Company intends to use its revolving credit facilities.

(b) The Company has $546 million of tax-exempt bonds at December 31, 2002 that mature through 2031 that are remarketed weekly by a remarketing agent. The Company has classified these borrowings as long-term at December 31, 2002 because the borrowings are supported by letters of credit issued under the Company's bank credit facilities, which are long-term.

     As of December 31, 2002, the Company had a $650 million syndicated revolving credit facility (the "Three Year Revolver"), and a $1.75 billion syndicated revolving credit facility (the "Five Year Revolver"). The Three Year Revolver matures in June 2005 and the Five Year Revolver matures in June 2006. As of December 31, 2002, the Company had letters of credit in the aggregate amount of approximately $1.75 billion (of which approximately $1.63 billion are issued under the revolving credit facilities) that generally have terms allowing automatic renewal after one year. At December 31, 2002, no balances were outstanding under the Company's revolving credit facilities and it had unused and available credit capacity under these facilities of approximately $770 million.

     As of December 31, 2002, the financial covenants the Company is required to maintain under its credit facilities include (i) an interest coverage ratio;
(ii) total debt to EBITDA and; (iii) minimum net worth, all as defined in the credit facilities solely for the purpose of determining compliance with the covenants. The interest coverage ratio requires that at the end of any fiscal quarter the Company will not permit the ratio of (A) the Company's consolidated net income plus interest expense and income taxes ("EBIT") for the four fiscal quarters then ending to (B) consolidated total interest expense for such period to be less than 2.5 to 1 for quarters ending on or before December 31, 2002 and 3 to 1 thereafter. The total debt to EBITDA covenant

                             WASTE MANAGEMENT, INC.

requires that at the end of any fiscal quarter, the Company will not permit the ratio of (A) all indebtedness and certain contingent liabilities such as financial guarantees to (B) EBIT plus depreciation and amortization expense ("EBITDA") for the four fiscal quarters then ending to exceed 3 to 1. The Company's minimum net worth covenant requires that the Company will not allow the sum of stockholders' equity to be less than $3.5 billion plus 75% of the Company's cumulative consolidated net income for each fiscal quarter, beginning with the first fiscal quarter ended March 31, 2001. At December 31, 2002, the Company is in compliance with all covenants under its credit facilities and all other debt instruments.

     The Company's 5.75% convertible subordinated notes due 2005 are subordinated to all existing and future senior indebtedness of the Company. Each note bears cash interest at the rate of two percent per annum of the $1,000 principal amount at maturity, payable semi-annually. The stated discount is $282.20 . At the option of the holder, each note was redeemable for cash by the Company on March 15, 2000, at $843.03 along with the related accrued unpaid interest. The notes have been callable by the Company since March 15, 2000, for cash at the stated issue price plus accrued stated discount and accrued interest through the date of redemption. In addition, each note is convertible at any time prior to maturity into approximately 18.9 shares of the Company's common stock, subject to adjustment upon the occurrence of certain events. Upon any such conversion, the Company has the option of paying cash equal to the market value of the shares which would otherwise be issuable.

     During the fourth quarter of 2002, the Company elected to repay approximately $145 million of its senior debt issuances prior to their maturity dates. In connection with these repayments, the Company recognized an extraordinary charge of approximately $2 million, net of tax benefit, for prepayment penalties and other costs incurred.

     In November 2002, the Company privately placed $400 million of 6 3/8% senior unsecured notes due November 15, 2012. Interest on the notes is due on May 15 and November 15 of each year. The net proceeds of the offering were approximately $396 million after deducting underwriters discounts and expenses. The Company used these proceeds primarily to pay the $350 million of 6.5% senior notes that came due December 15, 2002.

     In May 2002, the Company privately placed $500 million of 7 3/4% senior unsecured notes due May 15, 2032. Interest on the notes is due on November 15 and May 15 of each year. The net proceeds of the offering were approximately $498 million, after deducting underwriters' discounts and expenses. The Company used these proceeds to pay the $300 million of 6.625% senior notes that matured on July 15, 2002 and a portion of the $285.7 million of 7.7% senior notes that matured on October 1, 2002.

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

     The Company's debt balances are generally unsecured, except for approximately $618 million of the tax-exempt and project bonds outstanding at December 31, 2002 that are issued by the Company's subsidiaries and are secured by the related subsidiary's assets and revenue.

                             WASTE MANAGEMENT, INC.

  INTEREST RATE SWAPS

     The Company manages the interest rate risk of its debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt, which is approximately 70% fixed and 30% floating at December 31, 2002. Interest rate swap agreements that were outstanding as of December 31, 2002 and 2001 are set forth in the table below (dollars in millions):

                         NOTIONAL
AS OF                     AMOUNT            RECEIVE                     PAY                   MATURITY DATE
-----                    --------   -----------------------   -----------------------   -------------------------
December 31, 2001......   $   20    Floating   1.88%          Fixed      7.27%          Through December 31, 2012
December 31, 2001......   $1,750    Fixed      6.50%-8.75%    Floating   3.23%-4.00%    Through May 1, 2018
December 31, 2002......   $   19    Floating   1.38%          Fixed      7.27%          Through December 31, 2012
December 31, 2002......   $2,000    Fixed      6.375%-7.65%   Floating   2.965%-4.91%   Through July 15, 2028

                              FAIR VALUE
AS OF                    ASSET/(LIABILITY)(A)
-----                    --------------------
December 31, 2001......          $ (2)(b)
December 31, 2001......          $ --(c)
December 31, 2002......          $ (3)(b)
December 31, 2002......          $ 34

---------------

(a) The fair value of interest rate derivatives is included in the Company's balance sheets as components of other long-term assets and other long-term liabilities. Fair values of these interest rate derivatives are based on third party pricing models.

(b) The interest rate derivative contract's terms do not qualify for hedge accounting. Therefore, the contract is accounted for at fair value with changes in fair value recognized immediately in interest expense.

(c) The fair value for these interest rate derivatives at December 31, 2001, is comprised of $20 million long-term assets and $20 million long-term liabilities.

     In 2002, the Company elected to terminate several interest rate swap agreements with a notional amount of $2.95 billion prior to the scheduled maturities and received cash of $200 million (which is comprised of $166 million for the fair value of the swaps that were terminated and $34 million of accrued but unpaid interest receivable) from the counterparties to the interest rate swaps. The Company had designated these swap agreements as fair value hedges, and as such the unamortized adjustment to long-term debt for the change in fair value of the swaps remains classified with long-term debt. The proceeds received from the termination of the interest rate swap agreements have been classified as a change in other assets or other liabilities within operating activities in the accompanying consolidated statement of cash flows.

     The carrying value of debt instruments has been increased by approximately $239 million and $62 million as of December 31, 2002 and December 31, 2001, respectively, related to fair value hedge accounting for interest rate swap contracts. The following table summarizes the accumulated fair value adjustments from interest rate swap agreements by underlying debt instrument category at December 31 (in millions):

INCREASE IN CARRYING VALUE OF DEBT DUE TO
HEDGE ACCOUNTING FOR INTEREST RATE SWAPS                      2002   2001
-----------------------------------------                     ----   ----
Senior notes and debentures:
     Active swap agreements.................................  $ 34   $--
     Terminated swap agreements.............................   203    60
                                                              ----   ---
                                                               237    60
Tax-exempt and project bonds:
     Terminated swap agreements.............................     2     2
                                                              ----   ---
                                                              $239   $62
                                                              ====   ===

     Interest rate swap agreements reduced net interest expense by $86 million and $39 million for the years ended 2002 and 2001, respectively. The significant terms of the interest rate contracts and the underlying debt instruments are identical, thus no ineffectiveness has been realized.

                             WASTE MANAGEMENT, INC.

  INTEREST RATE LOCKS

     During 2002, the Company entered into cash flow hedges to secure the underlying interest rates in anticipation of its 2002 senior note issuances. The Company settled with the counterparties for approximately $66 million, which was paid concurrently with the related 2002 senior note issuance. In 2001, the Company completed a similar cash flow hedge to secure the then current market interest rate in anticipation of senior unsecured note issuances. These 2001 and 2002 hedging agreements resulted in a deferred loss, net of taxes, of $43 million at December 31, 2002, which is included in accumulated other comprehensive income. Of this amount, $7 million (on a pre-tax basis) is scheduled to be reclassified into interest expense in 2003. The ineffective portion of these hedges was immaterial to the Company in 2002.

  FOREIGN CURRENCY DERIVATIVES

     During June 2002, the Company entered into forward contracts and cross-currency swaps, which expire through May 2004, with net notional amounts of $165 million Canadian dollars, to mitigate the risk of foreign currency exchange rate fluctuations associated with the conversion of Canadian dollars into US dollars. These instruments hedge the expected future cash flows associated with an intercompany note denominated in Canadian dollars and are therefore accounted for as cash flow hedges. At December 31, 2002, these derivatives have a net fair value of approximately $3 million and are included in other long-term assets. The Company did not incur any ineffectiveness with respect to these derivative transactions. The Company had no foreign currency derivatives outstanding at December 31, 2001.

8.  ENVIRONMENTAL LIABILITIES

     The Company has material financial commitments for closure and post-closure obligations with respect to the landfills it owns or operates. Estimates of closure and post-closure costs are developed using input from the Company's engineers and accountants and are reviewed by management, typically at least once per year. Adjustments for closure and post-closure estimates are accounted for prospectively over the remaining capacity of the landfill. The estimates are based on the Company's interpretation of current requirements and proposed regulatory changes. For landfills, the present value of closure and post-closure liabilities is accrued using a calculated rate per ton and charged to expense as airspace is consumed. Each year the Company revises its calculated rate per ton to reflect accretion on the present value of the liability. The revised rate per ton is calculated by dividing the revised present value of the liability, less the accumulated liability recognized to date, by the estimated remaining capacity of the landfill. The present value of total estimated closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Closure and post-closure accruals consider estimates for the cap and cover for the site, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure. For purchased disposal sites, the Company assesses and records a present value-based closure and post-closure liability at the time the Company assumes closure and post-closure responsibility. This liability is based on the estimated closure and post-closure costs and the percentage of airspace used as of the date the Company has assumed this responsibility. Thereafter, the difference between the closure and post-closure liability recorded at the time of acquisition and the present value of total estimated closure and post-closure costs to be incurred is accrued using the calculated rate and charged to operating costs as airspace is consumed.

     In the United States, the closure and post-closure requirements are established by the EPA's Subtitles C and D regulations, as implemented and applied on a state-by-state basis. The costs to comply with these requirements could increase in the future as a result of legislation or regulation.

     The Company routinely reviews and evaluates sites that require remediation, including sites listed on the EPA's NPL sites. The Company considers whether the Company was an owner, operator, transporter, or

                             WASTE MANAGEMENT, INC.

generator at the site, the amount and type of waste hauled to the site and the number of years the Company was connected with the site. The Company also reviews the same information with respect to other named and unnamed PRPs. The Company then reviews the estimated cost for the likely remedy, which is based on management's judgment and experience in remediating such sites for the Company as well as for unrelated parties, information available from regulatory agencies as to costs of remediation, and the number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site, as well as the typical allocation of costs among PRPs. These estimates are sometimes a range of reasonably possible outcomes. In those cases, the Company uses the amount within the range that constitutes its best estimate. If no amount within the range appears to be a better estimate than any other, the Company uses the amounts that are the low ends of such ranges in accordance with SFAS No. 5 and its interpretations. Were the Company to use the high ends of such ranges, the Company's potential liability would be approximately $220 million higher on a discounted basis in the aggregate than the estimate recorded in the consolidated financial statements as of December 31, 2002. As used in this context, "reasonably possible" means the Company believes it is more than remote but less than likely.

     Estimates of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities that could be material. Additionally, the Company's ongoing review of its remediation liabilities could result in revisions that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period. See Note 20 for further discussion.

     As part of its ongoing operations, the Company reviews its reserve requirements for remediation and other environmental matters based on an analysis of, among other things, the regulatory context surrounding landfills and remaining airspace capacity in light of changes to operational efficiencies. Accordingly, revisions to remediation reserve requirements may result in upward or downward adjustments to income from operations, which may be material, in any given period. Adjustments for closure and post-closure estimates are accounted for prospectively over the remaining capacity of the landfill.

     Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated (at 2% at both December 31, 2002 and 2001) until expected time of payment and then discounted to present value (at 5.0% and 5.5% at December 31, 2002 and 2001, respectively). The inflation rate and discount rates, which are based on the rates for United States Treasury bonds, are reviewed on an annual basis. For landfills that are in the post-closure monitoring period and for remedial liabilities at all sites, interest accretion is included in operating costs and expenses and is based on the effective interest method. For operating landfills, the accretion of the interest related to the discounted environmental liabilities is included in the annual calculation of the landfill's closure and post-closure cost per ton and is charged to operating costs as landfill airspace is consumed. The Company's method of accounting for landfill closure and post-closure, as well as landfill final capping, will change upon the Company's adoption of SFAS No. 143. See Note 25 for additional discussion on SFAS No. 143. The portion of the Company's recorded environmental liabilities that has never been subject to inflation or discounting was approximately $79 million and $108 million at December 31, 2002 and 2001, respectively. Had the Company not discounted any portion of its liability, the amount recorded would have been increased by approximately $462 million at December 31, 2002.

                             WASTE MANAGEMENT, INC.

     Liabilities for closure, post-closure and environmental remediation costs consisted of the following (in millions):

                                                              DECEMBER 31,
                                                              -------------
                                                               2002    2001
                                                              ------   ----
Current portion, included in accrued liabilities:
  Closure/Post-closure......................................  $   49   $ 55
  Remediation...............................................      65     66
                                                              ------   ----
                                                                 114    121
                                                              ------   ----
Long-term:
  Closure/Post-closure......................................     606    570
  Remediation...............................................     278    255
                                                              ------   ----
                                                                 884    825
                                                              ------   ----
Total recorded..............................................     998   $946
                                                                       ====
Amount to be provided on a units-of-consumption basis over
  the remaining expected useful life of landfills (including
  discount of $462 million related to recorded amounts).....   1,994
                                                              ------
Expected aggregate environmental liabilities based on
  current cost..............................................  $2,992
                                                              ======

     The changes to environmental liabilities are as follows (in millions):

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002     2001
                                                              ----     ----
Balance, beginning of year..................................  $946     $962
Expense.....................................................    65       65
Spending....................................................   (80)     (91)
Acquisitions, divestitures and other adjustments............    67(a)    10
                                                              ----     ----
Balance, end of year........................................  $998     $946
                                                              ====     ====

---------------

(a) The majority of the $67 million of transactions in 2002 classified as acquisitions, divestitures and other adjustments relates to reclassification entries to increase environmental liabilities and correspondingly increase other long-term assets.

     Anticipated payments (based on current costs) of currently identified environmental liabilities for the next five years and thereafter are as follows (in millions):

2003   2004   2005   2006   2007   THEREAFTER
----   ----   ----   ----   ----   ----------
$114   $69    $68    $56    $46      $2,639

     The Company has, from time to time, filed suit against insurance carriers seeking reimbursement for environmentally related remedial, defense and tort claim costs at a number of sites. The majority of these claims have been settled. The Company is actively pursuing its remaining claims. For 2002, 2001, and 2000, the Company recorded approximately $1 million, $105 million, and $2 million, respectively, of such recoveries from insurance carriers. These recoveries are included as reductions to operating costs and expenses.

                             WASTE MANAGEMENT, INC.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts of the Company's financial instruments have been determined by the Company using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The fair value estimates presented herein are based on information available to management as of December 31, 2002 and 2001. Such amounts have not been revalued since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

     The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, trade accounts payable, financial instruments included in notes and other receivables and financial instruments included in other assets or other liabilities are estimated to approximate their fair values principally because of the short-term maturities of these instruments. At December 31, 2002 and 2001, the carrying amount of debt was $8.29 billion and $8.22 billion, and the fair value of debt was estimated at $8.68 billion and $8.19 billion, respectively. The fair value of the Company's senior notes and convertible subordinated notes are based on quoted market prices. The fair value of project debt and other debt is estimated using discounted cash flow analysis, based on rates the Company would currently pay for similar types of instruments.

10.  FIBER DERIVATIVES AND HEDGING TRANSACTIONS

     The Company is a market maker in over the counter derivatives for waste paper and other paper commodities ("fiber derivatives"). Since there is no regulated exchange market for these commodities, fair value assessments of the Company's fiber derivatives are based on information from independent, third party broker dealers, alternate price sources, and the Company's view of the market's economic fundamentals. Although these assessments represent the Company's best estimates on any given day, the values, as reported on December 31, 2002, will change over time due to subsequent fluctuations in market conditions.

     The Company has entered into certain fiber swap agreements with the objective of generating profits from changes in market prices of waste paper and other paper products. These derivatives are not designated as hedges and are accounted for at fair value, with changes in value reflected immediately in earnings. These derivatives increased revenues by approximately $2 million for the year ended December 31, 2002.

     The Company also enters into fiber swap agreements to mitigate the variability in cash flows of certain paper products expected to be sold from its material recovery facilities and accounts for these derivatives as cash flow hedges. The Company's fiber swap agreements have an average term of approximately two years with the maximum term being five years. The terms of the agreements represent the span of time over which the Company is hedging its exposure to variability in future cash flows from the sale of waste paper products. The ineffective portion of these hedges was immaterial to the Company in 2002.

     The notional amounts and terms of fiber derivatives outstanding at December 31, 2002 are summarized in the table below (dollars in millions):

NOTIONAL AMOUNT              RECEIVE      PAY            MATURITY DATE         FAIR VALUE
---------------              --------   --------         -------------         ----------
(IN TONS)
2,347,098..................   Fixed     Floating   Through December 31, 2007     $    3
 359,200...................  Floating    Fixed     Through December 31, 2005          1
                                                                                 ------
                                                                                 $    4
                                                                                 ======

                             WASTE MANAGEMENT, INC.

     As of December 31, 2002, the Company has included in accumulated other comprehensive income a net deferred gain of approximately $1 million, which is net of taxes. Approximately $408,000 (on a pre-tax basis) of deferred gain is expected to be reclassified to revenues in 2003.

     As of December 31, 2001, the Company had two fiber financial swap transactions with counterparties other than Enron. The fair value of these swaps was not material to the Company at December 31, 2001. Due to Enron's bankruptcy in December of 2001, the Company recorded a loss in 2001 of approximately $11 million to adjust the fair value of these swap agreements to zero. In February 2002, the Company terminated its derivative instruments with Enron. Included in accumulated other comprehensive income at December 31, 2002 is a deferred gain, net of tax of approximately $2 million for fiber swap agreements the Company had with Enron in 2001. This deferred gain is being amortized into earnings as the forecasted transactions that were previously hedged actually occur and approximately $2 million (on a pre-tax basis) is expected to be reclassified into earnings in 2003.

11.  CAPITAL STOCK

     The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation), and limitations. The Company has ten million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

     The Company declared cash dividends of $0.01 per common share, or approximately $6 million, during each of 2002, 2001 and 2000. As of December 31, 2002, the Company has the ability, under its most restrictive loan covenant financial tests, to make dividend payments and repurchase shares in the aggregate amount of up to approximately $800 million, plus 25% of future net income.

     In February 2002 the Company announced that its Board of Directors had approved a stock repurchase program for up to $1 billion in annual repurchases each year for 2002 through 2004 to be implemented at management's discretion. Any purchases may be made in either open market or privately negotiated transactions primarily using cash flows from operations.

     The following is a summary of 2002 activity for the Company's stock buyback program (in millions, except shares in thousands and price per share).

                                   AGREEMENT                    COMMON STOCK                                         NET
                       ---------------------------------   ----------------------   PURCHASE     SETTLEMENT      COMMON STOCK
TRANSACTION TYPE       INITIATING DATE   SETTLEMENT DATE   SHARES       PRICE        PRICE     RECEIVED/(PAID)   REPURCHASES
----------------       ---------------   ---------------   ------   -------------   --------   ---------------   ------------
Private Accelerated
  Purchase(a)........  March 2002        August 2002       10,925      $27.46        $  300         $ 18(b)          $282
Private Accelerated
  Purchase(a)........  December 2002     February 2003      1,731      $24.52            42           --(c)            42
Open Market
  Purchases(d).......  N/A               N/A               25,594   $23.01-$28.19       658          N/A              658
                                                           ------                    ------                          ----
                                                           38,250                    $1,000                          $982
                                                           ======                    ======                          ====

---------------

(a) The Company accounted for the initial payment as a purchase of treasury stock and classified the future settlement with the counterparty as an equity instrument because the Company had the option under the agreement to settle its obligations, if any, in shares of its common stock.

(b) The weighted average daily market price of the Company's stock during the valuation period times the number of shares it purchased was approximately $18 million less than the approximately $300 million the Company paid for the repurchase. Pursuant to the terms of the agreement, the counterparty paid the Company this difference of approximately $18 million at the end of the valuation period, which occurred during the third quarter of 2002, to settle the agreement. The Company accounted for the cash receipt as an adjustment to the carrying value of treasury stock and has therefore included it in common stock repurchases within financing activities in the accompanying consolidated statement of cash flows.

                             WASTE MANAGEMENT, INC.

(c) The weighted average daily market price of our stock during the valuation period times the number of shares the Company purchased was approximately $3 million less than the approximately $42 million the Company initially paid. Pursuant to the agreement the counterparty will pay the Company the difference of approximately $3 million at the end of the valuation period to settle the agreement.

(d) The Company engaged in open market purchases when trading was allowed pursuant to law and the Company's insider trading policy.

12.  COMMON STOCK OPTIONS AND WARRANTS

     Under the Company's 1993 Stock Option Incentive Plan and the Company's 2000 Stock Option Incentive Plan, options to purchase 26.5 million and 29.0 million shares, respectively, of the Company's common stock may be granted to officers, directors, and key employees. Options are granted under these plans at exercise prices at least equal to the fair market value of common stock on the date of grant. The option plans have various vesting periods, and expire up to ten years from the date of grant. The Company also has a 2000 Broad-Based Employee Plan under which options to purchase an aggregate of 3.0 million shares can be granted to any non-officer employees. The exercise prices for options under the Broad-Based Plan are at least equal to the fair market value of common stock on the date of grant, may vest over various periods, and expire up to ten years from the date of grant. Stock options granted by the Company in 2002, 2001 and 2000 generally have ten year terms and vest over four or five years.

     During the majority of 2000, the Company made original issuances of its common stock upon exercises of stock options and warrants. Beginning in the fourth quarter of 2000, the Company issued treasury stock upon exercises of stock options and warrants. When issuing shares of treasury stock, the difference between the stock option exercise price and the average treasury stock cost is recorded as an addition to or deduction from additional paid-in-capital.

     Under the Company's 1996 Stock Option Plan for Non-Employee Directors, the Company's outside directors receive an annual grant of 10,000 options on each January 1. In accordance with the plan, options to purchase up to 2.4 million shares of the Company's common stock may be granted, with one-year vesting periods and expiration dates ten years from the date of grant. The options are granted at exercise prices equal to the fair market value of the common stock on the date of grant.

     The Company also has outstanding options and warrants related to various predecessor plans acquired through merger and acquisition activity. These options and warrants generally continue to vest under their original schedules which range up to five years from the date of grant, although some vested immediately upon the change of control related to the merger or acquisition.

     The following table summarizes common stock option and warrant transactions under the aforementioned plans and various predecessor and assumed plans for 2002, 2001 and 2000 (shares in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------------------
                                       2002                2001                2000
                                 -----------------   -----------------   -----------------
                                          WEIGHTED            WEIGHTED            WEIGHTED
                                          AVERAGE             AVERAGE             AVERAGE
                                          EXERCISE            EXERCISE            EXERCISE
                                 SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                 ------   --------   ------   --------   ------   --------
Outstanding at beginning of
  year.........................  41,465    $27.96    40,257    $30.10    37,827    $34.12
Granted........................  10,376    $27.60    11,469    $24.59     8,069    $15.46
Exercised......................  (1,758)   $15.23    (3,292)   $15.89    (1,308)   $18.78
Forfeited or expired...........  (5,614)   $35.96    (6,969)   $40.46    (4,331)   $41.36
                                 ------              ------              ------
Outstanding at end of year.....  44,469    $27.36    41,465    $27.96    40,257    $30.10
                                 ======              ======              ======
Exercisable at end of year.....  21,789    $29.55    21,159    $31.60    24,598    $32.87
                                 ======              ======              ======

                             WASTE MANAGEMENT, INC.

     Outstanding and exercisable stock options and warrants at December 31, 2002, were as follows (shares in thousands):

                                        OUTSTANDING                           EXERCISABLE
                        --------------------------------------------   -------------------------
RANGE OF                         WEIGHTED AVERAGE   WEIGHTED AVERAGE            WEIGHTED AVERAGE
EXERCISE PRICES         SHARES    EXERCISE PRICE    REMAINING YEARS    SHARES    EXERCISE PRICE
---------------         ------   ----------------   ----------------   ------   ----------------
$5.00-$10.00..........      59        $ 7.54              1.69             59        $ 7.54
$10.01-$20.00.........   9,012        $15.23              6.62          5,163        $15.07
$20.01-$30.00.........  25,809        $25.69              7.09          8,045        $24.85
$30.01-$40.00.........   3,824        $35.11              4.99          3,556        $35.35
$40.01-$50.00.........   2,603        $43.53              4.53          2,520        $43.42
$50.01-$62.28.........   3,162        $53.23              5.67          2,446        $53.39
                        ------                                         ------
$5.00-$62.28..........  44,469        $27.36              6.55         21,789        $29.55
                        ======                                         ======

     The Company's President, CEO, and Chairman of the Board was granted 650,000 stock options upon joining the Company in November 1999. The options, which are included in the above tables, vest according to certain performance goals in lieu of the normal vesting schedules. Notwithstanding these performance goals, all of these options will vest no later than five years from the date of grant.

13.  EMPLOYEE BENEFIT PLANS

     The Waste Management Retirement Savings Plan ("Savings Plan") covers employees (except those working subject to collective bargaining agreements, which do not provide for coverage under such plans) following a 90 day waiting period after hire, and allows eligible employees to contribute up to 15% of their annual compensation, as limited by IRS regulations. Under the Savings Plan, the Company matches in cash employee contributions up to 3% of their eligible compensation and matches 50% of employee contributions in excess of 3% but no more than 6% of eligible compensation. Both employee and Company contributions vest immediately. Charges to operations for the Company's defined contribution plans were $43 million, $41 million and $38 million, during 2002, 2001 and 2000, respectively.

     In addition, Company subsidiaries sponsor defined benefit plans that cover employees not covered by the Savings Plan but are members of a bargaining unit whose agreement provides for participation in the plan (the "Collectively Bargained Employees Plan"). The normal form of benefit is a monthly annuity payable over the lifetime of the participant, commencing on his or her normal retirement at age 65, or after 30 years of benefit service if a participant is at least age 50.

     Waste Management Holdings, Inc. ("WM Holdings") had a qualified defined benefit pension plan (the "Plan") for all eligible non-union domestic employees which was terminated as of October 31, 1999 in connection with the Company's acquisition of WM Holdings in July 1998 (the "WM Holdings Merger"). The Company contributed approximately $145 million to the Plan's trusts during 2000 and contributed approximately $14 million in 2001 related to the final liquidation of the Plan. The Company recorded an expense for the Plan during 2000 of approximately $197 million, which was included in asset impairment and unusual items. No expense was recorded in 2001 or 2002.

     In conjunction with the WM Holdings Merger, the Company terminated certain non-qualified supplemental benefit plans for certain officers and non-officer managers, the most significant plan being the WM Holdings' Supplemental Executive Retirement Plan ("SERP") (collectively the "Supplemental Plans").

     The Plan, Supplemental Plans and Collectively Bargained Employees Plan are combined in the tables below under the caption "Pension Benefits."

                             WASTE MANAGEMENT, INC.

     WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible employees. In conjunction with the WM Holdings Merger, the Company limited participation in these plans to participating retired employees as of December 31, 1998. These plans are combined under the caption "Other Benefits" in the tables that follow. Additionally, the Company sponsors an ongoing post-retirement plan that is fully funded and is also included in "Other Benefits" in the tables below.

     The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of assets over the two-year period ended December 31, 2002, a statement of the funded status for both years for the related plans and the amount recognized in the consolidated balance sheets as of December 31 for both years (in millions):

                                                          PENSION BENEFITS    OTHER BENEFITS
                                                          ----------------    ---------------
                                                           2002       2001     2002     2001
                                                          ------     ------   ------   ------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year...............   $18        $75      $ 54     $ 51
  Service cost..........................................     2          1        --       --
  Interest cost.........................................     1          2         3        4
  Actuarial (gain)/loss.................................     4         (4)        1        3
  Benefits paid.........................................    (1)        --        (3)      (4)
  Curtailments..........................................    --        (56)       --       --
                                                           ---        ---      ----     ----
  Benefit obligation at end of year.....................   $24        $18      $ 55     $ 54
                                                           ===        ===      ====     ====
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year........   $12        $16      $ --     $ --
  Actual return on plan assets..........................     8         (2)       --       --
  Employer contributions................................     3         52         3        4
  Benefits paid.........................................    (1)       (54)       (3)      (4)
                                                           ---        ---      ----     ----
  Fair value of plan assets at end of year..............   $22        $12      $ --     $ --
                                                           ===        ===      ====     ====
FUNDED STATUS:
  Funded status at December 31..........................   $(2)       $(6)     $(55)    $(54)
  Unrecognized loss.....................................     1          4         3        2
  Unrecognized prior service cost.......................    --         --       (15)     (16)
                                                           ---        ---      ----     ----
  Net amount recognized.................................   $(1)       $(2)     $(67)    $(68)
                                                           ===        ===      ====     ====
BALANCE SHEET:
  Accrued benefit liability.............................   $(1)       $(4)     $(67)    $(68)
  Accumulated other comprehensive income before tax
     benefit............................................    --          2        --       --
                                                           ---        ---      ----     ----
                                                           $(1)       $(2)     $(67)    $(68)
                                                           ===        ===      ====     ====

                             WASTE MANAGEMENT, INC.

     The following table provides the components of net periodic benefit cost for 2002, 2001 and 2000 (in millions):

                                              PENSION BENEFITS      OTHER BENEFITS
                                             ------------------   ------------------
                                             2002   2001   2000   2002   2001   2000
                                             ----   ----   ----   ----   ----   ----
Components of net periodic benefit cost:
  Service cost.............................  $  2   $  1   $  1   $ --   $ --   $ --
  Interest cost............................     1      2     21      3      4      4
  Expected return on plan assets...........    (1)    (1)   (11)    --     --     --
  Amortization of prior service cost.......    --     --     --     (1)    (2)    (2)
  Recognized loss..........................    --     --     13     --     --     --
                                             ----   ----   ----   ----   ----   ----
  Net periodic benefit cost................     2      2     24      2      2      2
  Settlement/Curtailment (gain)/loss
     (included in asset impairments and
     unusual items)........................    --     (1)   175     --     --     --
                                             ----   ----   ----   ----   ----   ----
  Net periodic benefit cost after
     curtailments and settlements..........  $  2   $  1   $199   $  2   $  2   $  2
                                             ====   ====   ====   ====   ====   ====

     The assumptions used in the measurement of the Company's benefit obligations are shown in the following table (weighted average assumptions as of December 31):

                                                          PENSION BENEFITS    OTHER BENEFITS
                                                          -----------------   --------------
                                                           2002       2001    2002     2001
                                                          ------     ------   -----    -----
Discount rate...........................................   6.50%      7.19%   6.50%    7.25%
Expected return on plan assets..........................   9.00%      9.00%    n/a      n/a
Rate of compensation increases..........................   3.50%      3.50%    n/a      n/a

     The principal element of the "other benefits" referred to above is the post-retirement health care plan. Participants in the WM Holdings post-retirement plan (one of two plans that comprise the "other benefits" information) contribute to the cost of the benefit, and for retirees since January 1, 1992, the Company's contribution is capped at between $0 and $600 per month per retiree, based on years of service. For measurement purposes, a 12.0% annual rate of increase in the per capita cost of covered health care claims was assumed for 2002 (being an average of the rate used by all plans); the rate was assumed to decrease to 6.0% in 2006 and remain at that level thereafter.

     A 1% change in assumed health care cost trend rates has no significant effect on total service and interest cost components of net periodic post-retirement health care costs. A 1% increase or decrease in assumed health care cost trend rates would increase or decrease the accumulated post-retirement benefit obligation by approximately $5 million.

     Company subsidiaries participate in various multi-employer pension plans and in two instances, site or contract specific plans (one of which terminated and completed liquidation in 2002), covering certain employees not covered under the Company's pension plans. These multi-employer plans are generally defined benefit plans; however, in many cases, specific benefit levels are not negotiated with or known by the employer contributors. The projected benefit obligation, plan assets and unfunded liability of the multi-employer pension plans, and the site or contract specific plans are not material and are not included in the tables above. Contributions of $31 million, $23 million and $28 million for subsidiaries' defined benefit plans were charged to operations in 2002, 2001 and 2000, respectively.

                             WASTE MANAGEMENT, INC.

14.  INCOME TAXES

     For financial reporting purposes, income (loss) before income taxes and extraordinary item and cumulative effect of change in accounting principle, showing domestic and international sources, was as follows (in millions):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                2002      2001     2000
                                                              --------   ------   ------
Domestic....................................................   $1,244     $742     $491
International...............................................        3       45     (170)
                                                               ------     ----     ----
Income before income taxes and extraordinary item and
  cumulative effect of changes in accounting principle......   $1,247     $787     $321
                                                               ======     ====     ====

     The provision for income taxes before extraordinary item and cumulative effect of change in accounting principle consisted of the following (in millions):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001      2000
                                                              ------    ------    ------
Current:
  Federal...................................................   $ 97      $ 95      $238
  State.....................................................     26        40        74
  Foreign...................................................    (18)       18        41
                                                               ----      ----      ----
                                                                105       153       353
                                                               ----      ----      ----
Deferred:
  Federal...................................................    259       149        50
  State.....................................................     58        19         6
  Foreign...................................................      2       (37)        9
                                                               ----      ----      ----
                                                                319       131        65
                                                               ----      ----      ----
     Provision for income taxes.............................   $424      $284      $418
                                                               ====      ====      ====

     The federal statutory rate is reconciled to the effective rate as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002     2001     2000
                                                              ------   ------   -------
Income tax expense at federal statutory rate................  35.00%   35.00%    35.00%
State and local income taxes, net of federal income tax
  benefit...................................................   4.40     4.86     16.17
Nondeductible costs relating to acquired intangibles........   0.76     0.87     48.40
Writedown of investments in subsidiaries....................     --     1.92     12.81
Minority interest...........................................   0.20     0.23      2.54
Sale of subsidiaries........................................  (0.90)      --     23.53
Deferred tax valuation and other tax reserves...............     --       --      1.21
Tax rate differential on foreign income.....................  (2.24)    3.05      3.13
Cumulative effect of change in Canadian tax rates...........     --    (5.28)       --
Nonconventional fuel tax credit.............................  (3.08)   (3.75)    (8.30)
Other.......................................................  (0.14)   (0.81)    (4.27)
                                                              -----    -----    ------
     Provision for income taxes.............................  34.00%   36.09%   130.22%
                                                              =====    =====    ======

                             WASTE MANAGEMENT, INC.

     The components of the net deferred tax assets (liabilities) at December 31 are as follows (in millions):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Deferred tax assets:
  Net operating loss, capital loss and tax credit
     carryforwards..........................................  $   298   $   328
  Environmental and other reserves..........................    1,045     1,047
  Reserves not deductible until paid........................       73        75
                                                              -------   -------
       Subtotal.............................................    1,416     1,450
                                                              -------   -------
Valuation allowance.........................................     (463)     (454)
Deferred tax liabilities:
  Property, equipment, intangible assets, and other.........   (1,950)   (1,697)
                                                              -------   -------
       Net deferred tax liabilities.........................  $  (997)  $  (701)
                                                              =======   =======

     At December 31, 2002 the Company's subsidiaries have approximately $19 million of federal net operating loss ("NOL") carryforwards, $3.6 billion of state NOL carryforwards, and $32 million of foreign NOL carryforwards. The NOL carryforwards have expiration dates through the year 2022. The Company's subsidiaries have approximately $1 million of alternative minimum tax credit carryforwards that may be used indefinitely; state tax credit carryforwards of $13 million; and foreign tax credit carryforwards of $18 million.

     Valuation allowances have been established for uncertainties in realizing the benefit of tax loss and credit carryforwards and other deferred tax assets. While the Company expects to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation. The valuation allowance increased approximately $9 million and $10 million in 2002 and 2001, respectively, primarily due to the uncertainty of realizing foreign and state NOL carryforwards and tax credits.

     With respect to its Canadian operations, the Company provided $24 million for the repatriation of $230 million of capital in 2001. Unremitted earnings in foreign operations were approximately $167 million at December 31, 2002, which the Company intends to reinvest. It is not practicable to determine the amount of United States based income taxes that would be payable upon remittance of the assets that represent those earnings.

15.  SEGMENT AND RELATED INFORMATION

     The Company manages and evaluates its operations primarily through six operating Groups, the Company's Eastern, Midwest, Southern, Western, Canadian Waste Services Inc. ("CWS" or "Canada"), and Wheelabrator Technologies Inc. ("WTI") groups. These six operating Groups are presented below as the Company's reportable segments. These reportable segments, when combined with certain other operations not managed through the six operating Groups ("Other NASW"), comprise the Company's NASW operations. NASW, the Company's core business, provides integrated waste management services consisting of collection, disposal (solid waste landfill and hazardous waste landfill), transfer, waste-to-energy facilities and IPPs that are managed by WTI, recycling and other miscellaneous services to commercial, industrial, municipal and residential customers throughout the United States, Puerto Rico and Canada. The Company also had international waste management and non-solid waste services, all of which were divested by March 31, 2002. These operations are included in the table below as "Other."

                             WASTE MANAGEMENT, INC.

     Summarized financial information concerning the Company's reportable segments for the respective years ended December 31 is shown in the following table (in millions). In the Company's prior year footnotes to the consolidated financial statements, NASW was presented as one reportable segment. For the current year presentation, prior period information has been restated to conform to the current year presentation.

                         GROSS     INTERCOMPANY      NET                      DEPRECIATION
                       OPERATING    OPERATING     OPERATING    INCOME FROM        AND          CAPITAL          TOTAL
                       REVENUES    REVENUES(C)    REVENUES    OPERATIONS(D)   AMORTIZATION   EXPENDITURES   ASSETS(E),(F)
                       ---------   ------------   ---------   -------------   ------------   ------------   -------------
2002
Canada...............   $   524      $   (51)      $   473       $   37          $   49         $   50         $ 1,114
Eastern..............     3,816         (734)        3,082          511             369            377           5,365
Midwest..............     2,289         (327)        1,962          357             258            258           2,999
Southern.............     3,016         (456)        2,560          577             266            262           2,817
Western..............     2,480         (341)        2,139          376             184            195           2,825
WTI..................       789          (58)          731          209              43             26           2,404
Other NASW(a)........       219          (32)          187          (55)              8              3             928
                        -------      -------       -------       ------          ------         ------         -------
Total NASW...........    13,133       (1,999)       11,134        2,012           1,177          1,171          18,452
Other................         9           (1)            8           (3)             --             --              21
Corporate(b).........        --           --            --         (365)             45            116           1,873
                        -------      -------       -------       ------          ------         ------         -------
Total................   $13,142      $(2,000)      $11,142       $1,644          $1,222         $1,287         $20,346
                        =======      =======       =======       ======          ======         ======         =======
2001
Canada...............   $   530      $   (51)      $   479       $   73          $   59         $   32         $ 1,111
Eastern..............     3,783         (715)        3,068          530             409            393           5,216
Midwest..............     2,327         (341)        1,986          361             289            277           2,981
Southern.............     2,999         (446)        2,553          585             283            230           2,773
Western..............     2,541         (356)        2,185          428             210            210           2,740
WTI(g)...............       802          (55)          747          229              72             18           2,567
Other NASW(a)........       174          (30)          144          (30)              8              9             500
                        -------      -------       -------       ------          ------         ------         -------
Total NASW...........    13,156       (1,994)       11,162        2,176           1,330          1,169          17,888
Other................       204          (44)          160          (47)             --              1             124
Corporate(b).........        --           --            --         (846)             41            158           1,880
                        -------      -------       -------       ------          ------         ------         -------
Total................   $13,360      $(2,038)      $11,322       $1,283          $1,371         $1,328         $19,892
                        =======      =======       =======       ======          ======         ======         =======
2000
Canada...............   $   548      $   (55)      $   493       $   59          $   74         $   47         $ 1,236
Eastern..............     3,849         (747)        3,102          546             409            414           5,193
Midwest..............     2,408         (342)        2,066          374             315            203           2,962
Southern.............     3,010         (434)        2,576          542             298            240           2,790
Western..............     2,552         (363)        2,189          468             211            165           2,711
WTI(g)...............       902          (53)          849          152              44             55           1,901
Other NASW(a)........       175          (28)          147          (25)              7             39             390
                        -------      -------       -------       ------          ------         ------         -------
Total NASW...........    13,444       (2,022)       11,422        2,116           1,358          1,163          17,183
Other................     1,108          (38)        1,070         (253)             30             80             741
Corporate(b).........        --           --            --         (825)             41             70           1,681
                        -------      -------       -------       ------          ------         ------         -------
Total................   $14,552      $(2,060)      $12,492       $1,038          $1,429         $1,313         $19,605
                        =======      =======       =======       ======          ======         ======         =======

                             WASTE MANAGEMENT, INC.

---------------

(a) Other NASW includes national recycling, national accounts and methane gas recovery operations that provide services throughout the Groups. Also included are certain year-end adjustments related to the reportable segments but not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

(b) Corporate functions include the treasury, legal, information technology, tax, insurance, management of closed landfills and related insurance recoveries, centralized service center and other typical administrative functions.

(c) Intercompany operating revenues reflect each segment's total intercompany sales including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(d) For those items included in the determination of income from operations, the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies (see Note 2). Income from operations included goodwill amortization of $180 million and $156 million for the years ended December 31, 2000 and 2001 respectively. As discussed in Note 6, the Company ceased amortizing goodwill upon adoption of SFAS No. 142 on January 1, 2002. In 2002, the Company's corporate functions charged NASW operations an expense similar in amount to prior goodwill amortization. For the year ended December 31, 2002, this charge increased income from operations for the corporate functions by $148 million and decreased income from operations by the same amount for NASW.

(e) The reconciliation of total assets reported above to total assets on the consolidated balance sheets is as follows (in millions):

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
Total assets, as reported above.............................  $20,346   $19,892   $19,605
Intercompany investments and advances eliminations..........     (715)     (402)   (1,040)
                                                              -------   -------   -------
  Total assets, per consolidated balance sheets.............  $19,631   $19,490   $18,565
                                                              =======   =======   =======

(f) Goodwill is included in total assets. The reconciliation of changes in goodwill during 2002 by reportable segment is as follows (in millions):

                                 CANADA   EASTERN   MIDWEST   SOUTHERN   WESTERN   WTI    OTHER NASW   TOTAL
                                 ------   -------   -------   --------   -------   ----   ----------   ------
Balance, January 1, 2002.......   $210    $1,774     $874       $479      $867     $784      $10       $4,998
  Acquired goodwill............      5        18       21         19        18       --       --           81
  Divested goodwill............     (5)       (2)      --         (1)       (1)      (4)                  (13)
  Translation adjustments......      3        --       --         --        --       --       --            3
  Other adjustments............     --        --       --         --        --        8       --            8
  Cumulative effect of change
    in accounting principle....     --        --       --         --        --        2       --            2
                                  ----    ------     ----       ----      ----     ----      ---       ------
Balance, December 31, 2002.....   $213    $1,790     $895       $497      $884     $790      $10       $5,079
                                  ====    ======     ====       ====      ====     ====      ===       ======

(g) Income from operations for the years ended December 31, 2000 and 2001 included certain significant items for the Company's WTI segment that were unusual in nature. See Note 22 for further discussion.

     The table below shows the total revenues contributed by the Company's principal lines of business within NASW (in millions).

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
NASW:
     Collection.........................................  $ 7,598   $ 7,584   $ 7,675
     Landfill...........................................    2,660     2,743     2,730
     Transfer...........................................    1,451     1,435     1,394
     WTI (waste-to-energy and IPPs).....................      789       802       902
     Recycling and other................................      635       592       743
     Intercompany(a)....................................   (1,999)   (1,994)   (2,022)
                                                          -------   -------   -------
       Operating revenues...............................  $11,134   $11,162   $11,422
                                                          =======   =======   =======

---------------

(a) Intercompany revenues between lines of business are eliminated on the consolidated financial statements.

                             WASTE MANAGEMENT, INC.

     Revenues decreased from 2000 to 2001 due to the Company selling its international operations, which was done on a country by country basis. At December 31, 2001, the Company had divested all of its international operations. As of December 31, 2000, the Company's international operations included certain operations in Sweden, and operations in Argentina and Israel. The property and equipment of the Company's international operations, as well as certain of the Company's North American operations in Mexico (which is considered non-solid waste), was reflected in current assets held-for-sale at December 31, 2000. Therefore, property and equipment relating to Europe and other foreign areas are appropriately not reflected in the table below. Operating revenues and property and equipment (net) relating to operations in the United States and Puerto Rico, Europe, Canada and all other geographic areas ("other foreign") are as follows (in millions).

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Operating revenues:
  United States and Puerto Rico.........................  $10,669   $10,832   $11,134
  Canada................................................      473       479       493
  Europe................................................       --         7       600
  Other foreign.........................................       --         4       265
                                                          -------   -------   -------
     Total..............................................  $11,142   $11,322   $12,492
                                                          =======   =======   =======

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Property and equipment, net:
  United States and Puerto Rico.........................  $ 9,846   $ 9,599   $ 9,295
  Canada................................................      766       758       831
                                                          -------   -------   -------
     Total..............................................  $10,612   $10,357   $10,126
                                                          =======   =======   =======

16.  ASSET IMPAIRMENTS AND UNUSUAL ITEMS

     In 2002, 2001 and 2000, the Company recorded certain charges and credits for asset impairments and unusual items as follows (in millions):

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                            2002      2001      2000
                                                            ----      ----      ----
Losses (gains) on businesses sold and held-for-sale
  adjustments for businesses to be sold..................   $(19)(a)  $ 18(b)   $543(d)
Changes in litigation settlements and estimates..........     (8)      362(c)     17
Pension related costs for the WM Holdings' defined
  benefit plan...........................................     --        --       197(e)
Other(f).................................................     (7)       --        (8)
                                                            ----      ----      ----
                                                            $(34)     $380      $749
                                                            ====      ====      ====

---------------

(a) Due primarily to (i) an $11 million contingency payment received by the Company related to a non-revenue producing property written down as an asset impairment in 1998 and (ii) a net gain of $8 million relating to divestitures.

(b) Consisted of held-for-sale impairment losses for international operations outside of North America of approximately $15 million along with an impairment loss for an investment in an operation in Mexico of approximately $28 million. In addition, the Company recorded a net gain of approximately $24 million from the Company's re-evaluation of its business alternatives related to its IPPs during the third quarter of 2001 and a gain of approximately $1 million for other held-for-sale impairment adjustments. See Note 22 for further discussion regarding IPP reporting.

                             WASTE MANAGEMENT, INC.

(c) Primarily attributable to agreements that were reached to settle the stockholder class action lawsuit filed against the Company in July 1999 alleging violations of the federal securities laws and the stockholder derivative suit against the Company's auditor for the period, Arthur Andersen LLP, which resulted in a net charge of $374 million.

(d) Consisted of (i) a net gain of $127 million on divestitures of certain international operations, (ii) losses of $524 million resulting from the recognition of currency translation adjustment upon the divestitures of certain international operations, and (iii) a loss of $146 million on the impairment of domestic operations, which was net of $79 million in domestic gains on asset sales and other items.

(e) See Note 13 for discussion on the termination of WM Holdings defined benefit plan.

(f) Primarily comprised of reversals of loss contract accruals that were initially recognized as a charge to asset impairments and unusual items.

17.  RESTRUCTURING

     In 2002, the Company adopted and implemented a new organizational structure to better align collection, transport, recycling and disposal resources within market areas. The Company believes the new structure will yield a number of benefits, including clearer accountability and responsibility for business performance and profitability in specific markets; simplification of structure; cost savings through consolidation of duplicate administrative and other support functions; improved utilization of operating assets; and better customer responsiveness.

     In March 2002 all of the Company's operations, other than WTI and CWS, were restructured to reduce the number of field layers of management from four to three and the number of field layers that have administrative staff from four to two. Under the new structure, its approximately 1,200 operating sites, including waste collection depots, transfer stations, landfills and recycling facilities, were restructured into approximately 82 newly established Market Areas. These Market Areas are responsible for the sales and marketing of the Company's services and for directing the delivery of service by the districts. The Market Area is also the profit center, and the districts, all of which used to be profit centers, became cost centers. The largest Market Areas are headed by a Vice President and the others are headed by a General Manager. The Market Areas consolidate financial reporting and provide a range of assistance in the areas of finance and accounting, procurement, people, market planning and development, fleet services, recycling, legal services, engineering, regulatory compliance, safety and public affairs to support the districts. These Market Areas all report to one of the Company's four Groups that divide the United States geographically, into the Eastern, Midwest, Southern and Western operations, which the Company formerly called "Areas." CWS, which was restructured in July 2002, and WTI were the fifth and sixth Areas under the previous structure and continue as the fifth and sixth Groups under the new structure.

     The Company recorded $38 million of pre-tax charges for costs associated with the implementation of the new structure for 2002. These charges include $36 million for employee severance and benefit costs and $2 related to abandoned operating lease agreements.

     Under the new structure approximately 1,900 field-level administrative and operational positions have been eliminated. The Company's obligation for severance payments will continue into 2003. As of December 31, 2002, payments of $33 million for employee severance and benefits and for abandoned leases had been recorded against the restructuring liability that was previously established.

                             WASTE MANAGEMENT, INC.

18.  EARNINGS PER SHARE

     The following reconciles income before extraordinary item and cumulative effect of changes in accounting principle as presented on the consolidated statements of operations with diluted net income for the purposes of calculating diluted earnings per common share (in millions):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001      2000
                                                              ------    ------    ------
Income (loss) before extraordinary item and cumulative
  effect of changes in accounting principle.................   $823      $503      $(97)
Interest on convertible securities, net of income taxes.....      1        --        --
                                                               ----      ----      ----
Diluted income (loss) before extraordinary item and
  cumulative effect of changes in accounting principle......    824       503       (97)
Extraordinary loss on refinancing or early retirement of
  debt, net of income tax benefit...........................     (3)       (2)       --
Cumulative effect of changes in accounting principle, net of
  income tax expense........................................      2         2        --
                                                               ----      ----      ----
Diluted net income (loss)...................................   $823      $503      $(97)
                                                               ====      ====      ====

     The following reconciles the number of common shares outstanding at December 31 of each year to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and dilutive earnings per common share (shares in millions):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Common shares outstanding at year-end.......................  594.6    628.0    622.7
  Effect of using weighted average common shares
     outstanding............................................   18.8     (1.8)    (1.4)
                                                              -----    -----    -----
Basic common shares outstanding.............................  613.4    626.2    621.3
  Dilutive effect of common stock options and warrants......    3.3      4.6       --
  Dilutive effect of convertible subordinated notes.........    0.8       --       --
                                                              -----    -----    -----
Diluted common shares outstanding...........................  617.5    630.8    621.3
                                                              =====    =====    =====

     For 2001 and 2000, the effect of the Company's convertible subordinated notes and debentures is excluded from the dilutive earnings per share calculation since inclusion of such items would be antidilutive. For 2000, the effect of the Company's common stock options and warrants is excluded from the dilutive earnings per share calculation since inclusion of such items would be antidilutive.

     At December 31, 2002, there were approximately 45.2 million shares of common stock potentially issuable with respect to stock options, warrants, and convertible debt, of which approximately 33.0 million shares were not included in the diluted earnings per share computation because their exercise price was greater than the average per share market price of the Company's stock for the year ended 2002. Including the impact of these potentially issuable shares in the current period calculations would have been antidilutive for the periods presented, but could further dilute earnings per share in the future.

                             WASTE MANAGEMENT, INC.

19.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents the change in the Company's equity from transactions and other events and circumstances from nonowner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners. The components of accumulated other comprehensive income (loss) were as follows (in millions):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
Minimum pension liability adjustment, net of taxes of $1
  million, $1 million and $92 million for 2002, 2001 and
  2000, respectively........................................  $  (1)  $  (1)  $  (3)
Accumulated unrealized gain (loss) on derivative
  instruments, net of a tax benefit of $26 million for 2002
  and including taxes of $1 million for 2001................    (39)      1      --
Accumulated unrealized gain on marketable securities,
  including taxes of $4 million for 2001....................     --       6      --
Cumulative foreign currency translation adjustment..........   (139)   (154)   (123)
                                                              -----   -----   -----
                                                              $(179)  $(148)  $(126)
                                                              =====   =====   =====

20.  COMMITMENTS AND CONTINGENCIES

     Financial instruments -- The Company has provided letters of credit, performance bonds, trust agreements, financial guarantees and insurance policies to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, and other obligations. The Company also uses insurance policies issued by a wholly-owned insurance company, the sole business of which is to issue policies to the Company, in order to secure such obligations. In those instances where the use of captive insurance is not allowable, the Company generally has available alternative bonding mechanisms. Because virtually no claims have been made against these financial instruments in the past, and considering the Company's current financial position, management does not expect that these instruments will have a material adverse effect on the Company's consolidated financial statements. The Company has not experienced any unmanageable difficulty in obtaining performance bonds or letters of credit for its current operations. In an ongoing effort, to mitigate risks of future cost increases and reductions in available capacity, the Company continues to evaluate various options to access cost-effective sources of financial assurance.

     For the 14 months ended January 1, 2000, the Company insured certain risks, including auto, general and workers' compensation, with Reliance National Insurance Company ("Reliance"), whose parent filed for bankruptcy in June 2001. While it is not possible to predict the outcome of proceedings involving Reliance, the Company believes that because of various insurance guarantee funds and potential recoveries from the liquidation, it is unlikely that events relating to Reliance will have a material adverse impact on the Company's financial statements.

     Insurance -- The Company carries a broad range of insurance coverages for protection of its assets and operations from certain risks including pollution legal liability insurance for certain of its disposal sites, transfer stations, recycling and other facilities. The Company's current programs carry self-insurance exposures of up to $500,000, $20,000 and $500,000 per incident with regards to workers compensation, auto and general liability, respectively. Self-insurance claims reserves acquired as part of the WM Holdings Merger were discounted at 5.0% and 5.5% at December 31, 2002 and 2001, respectively. Included in the accompanying balance sheet in accrued liabilities are approximately $143 million and $128 million at December 31, 2002 and 2001, respectively, and in other long-term liabilities are approximately $229 million and $253 million at December 31, 2002 and 2001, respectively, for insurance-related liabilities for the Company's self-insured

                             WASTE MANAGEMENT, INC.

exposures. During 2002, the Company incurred approximately $167 million in self-insurance expenses related to property and casualty risk programs and paid approximately $176 million to fund related liabilities.

     Operating leases -- Rental expense for leased properties was $166 million, $162 million and $186 million during 2002, 2001 and 2000, respectively. These amounts primarily include rents under long-term operating leases, which include landfill lease obligations that may be based on either a percentage of revenue or a rate per ton received. Contractual payments due during the next five years and thereafter on long-term operating lease obligations are as follows (in millions):

2003   2004   2005   2006   2007   THEREAFTER
----   ----   ----   ----   ----   ----------
$149   $145   $140   $133   $111      $502

     Other long-term commitments -- The Company has the following unconditional purchase obligations.

     - The Company's primary purchase obligations are for the purchases of equipment such as containers and trucks. The Company has minimum purchase obligations for these items with a number of counterparties that terminate through 2006.

     - The Company has entered into contracts that provide firm disposal rights. These contracts require the Company to dispose of minimum tons of waste at third party disposal facilities through 2019.

     - The Company is a party to fuel contracts that expire through 2004. Under these take-or-pay contracts, the Company is obligated to pay for a minimum amount of fuel even if such amounts are not required for operations.

     The Company's unconditional purchase obligations are quantity driven. Contractual payments for these purchase obligations during the next five years and thereafter are noted in the table below (in millions). These amounts are estimates based on underlying market values.

2003   2004   2005   2006   2007   THEREAFTER
----   ----   ----   ----   ----   ----------
$338   $67    $39    $39    $19       $267

     Guarantees -- The Company has entered into the following guarantee agreements associated with its continuing operations.

     - WM Holdings, which is 100% owned by the Company ("Parent"), has fully and unconditionally guaranteed the senior indebtedness of the Parent that matures through 2032. The Parent has fully and unconditionally guaranteed the senior indebtedness of WM Holdings that matures through 2026 and WM Holdings' 5.75% convertible subordinated notes due 2005. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in the Company's consolidated balance sheets. See Note 24 for further information.

     - The Company has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, the Company will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in the Company's consolidated balance sheets. See Note 7 for information on tax-exempt balances and maturities.

     - The Company has guaranteed approximately $51 million of debt primarily for unaffiliated entities that it accounts for under the equity method of accounting. The related debt, which matures through 2021, is not recorded on the Company's consolidated balance sheets, and the Company has not recorded any liability for these guarantees. The Company has ongoing projects with the entities and has deemed that performance will not be likely to occur.

                             WASTE MANAGEMENT, INC.

     - Certain of the Company's subsidiaries have guaranteed the market value of certain homeowners' property that are adjacent to landfills. These guarantee agreements extend over the life of the landfill. Under these agreements, the Company would be responsible for the difference between the sale value and the market value. The Company does not believe it is possible to determine the contingent obligation associated with these guarantees.

     - The Company or its subsidiaries have indemnified the purchasers of businesses or assets for the occurrence of specified events under certain of its divestiture agreements. The Company does not believe that it is possible to determine the contingent obligations associated with these indemnifications.

     The Company believes that it is not reasonably likely that it will be required to perform under these guarantee agreements or that any performance requirement would have a material impact on its consolidated financial statements.

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

     As part of its ongoing operations, the Company provides for the present value of estimated closure and post-closure monitoring costs over the estimated operating life of disposal sites as airspace is consumed. The Company has also established procedures to evaluate potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 75 sites listed on the EPA's NPL sites as of December 31, 2002. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the consolidated financial statements.

     Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ materially from current estimates. However, the Company believes that its extensive experience in the environmental services industry, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. It is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the nonexistence or inability of other PRPs to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material.

     The Company or certain of its subsidiaries have been identified as PRPs in a number of governmental investigations and actions relating to waste disposal facilities that may be subject to remedial action under the Comprehensive Environmental Response, Compensation and Liabilities Act of 1980, as amended ("CERCLA" or "Superfund"), or similar state laws. The majority of these proceedings involve allegations that certain subsidiaries of the Company (or their predecessors) transported hazardous substances to the sites in question, often prior to acquisition of such subsidiaries by the Company. CERCLA generally provides for liability for those parties owning, operating, transporting to or disposing at the sites. Such proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial and could have a material adverse effect on the Company's consolidated financial statements.

     As of December 31, 2002, the Company or its subsidiaries had been notified that they are PRPs in connection with 75 locations listed on the NPL. Of the 75 NPL sites at which claims have been made against

                             WASTE MANAGEMENT, INC.

the Company, 17 are sites which the Company has come to own over time. All of the NPL sites owned by the Company were initially developed by others as land disposal facilities. At each of the 17 owned facilities, the Company is working in conjunction with the government to characterize or remediate identified site problems. In addition, at these 17 owned facilities, the Company has either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or is pursuing resolution of an allocation formula. The Company generally expects to receive any amounts due from these parties at, or near, the time that the remedial expenditures are made. The 58 NPL sites at which claims have been made against the Company and that are not owned by the Company are at different procedural stages under Superfund. At some of these sites, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are uncertain. Any of these matters could have a material adverse effect on the Company's consolidated financial statements.

     From time to time, the Company and certain of its subsidiaries are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of a Company's subsidiary having owned, operated or transported waste to a disposal facility that is alleged to have contaminated the environment or, in certain cases, conducted environmental remediation activities at sites. Some of the lawsuits may seek to have the Company or its subsidiaries pay the costs of groundwater monitoring and health care examinations of allegedly affected persons for a substantial period of time even where no actual damage is proven. While the Company believes it has meritorious defenses to these lawsuits, their ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs' circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other factors. Accordingly, it is possible such matters could have a material adverse impact on the Company's consolidated financial statements.

     For more information regarding commitments and contingencies with respect to environmental matters, see Note 8.

     Litigation -- A group of companies that sold assets in exchange for common stock in March 1996 to WM Holdings brought an action against the Company in March 2000 for breach of contract and fraud, among other things. The parties settled this dispute through arbitration in December 2002.

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

     The Company is one of the defendants in a class action lawsuit arising from events related to its earnings announcements in July and August of 1999. On November 7, 2001, the Company announced that it had reached a settlement agreement with the plaintiff in this case, resolving all claims against it as well as claims against its current and former officers and directors. The agreement provides for a payment of $457 million to members of the class and for the Company to consent to the certification of a class for the settlement of purchasers or acquirers of the Company's securities from June 11, 1998 through November 9, 1999. The payment provided for by the settlement agreement is included in the accompanying consolidated balance sheets as a component of accrued liabilities. A hearing was held April 29, 2002 at which the settlement was approved. There is currently pending before the court a motion to vacate the final approval order brought by a

                             WASTE MANAGEMENT, INC.

non-class member whose motion to intervene was disallowed by the court. The same would-be intervener, along with one other person (both former participants in WM Holdings' ERISA plans), has also filed a separate case in Washington, D.C. against the Company and others attempting to increase the recovery of a class of ERISA plan participants based on allegations related to both the events alleged in and the settlements relating to the class action against WM Holdings that was settled in 1998 and the complaint in this action.

     Also on November 7, 2001, the Company announced that it would receive $20 million (less fees of approximately $5 million awarded to counsel for the derivative plaintiffs) as a result of a settlement reached between the derivative plaintiffs and Andersen in a stockholder derivative suit filed on July 3, 2001 in Texas state court against Andersen, as the Company's former independent auditor. The derivative plaintiffs alleged, among other things, that Andersen engaged in professional malpractice in connection with certain services that it performed for the Company. Andersen informed the Company that neither the complaint nor the settlement affected its independence in 2001 or prior years, when Andersen served as the Company's independent auditor. The settlement was approved in May 2002. Andersen's payment will become due at the same time the Company's payment to the plaintiffs in settlement of the class action lawsuit described above becomes due, which is the date that all time periods for appeal have lapsed or the judgment becomes final after all appeals have been exhausted. Because of current motions before the Court and the possible appeals process, the Company cannot predict when the class action payment will be due, and thus cannot predict when the Andersen receivable will become due. Although Andersen has ceased operations the Company presently has no reason to believe that the settlement amount will not be paid and the receivable that the Company has recorded will not be collected. Any prolonged delay in the payment ultimately becoming due could make such payment more uncertain, depending on Andersen's financial status at such time. If such uncertainties develop in the future, it is reasonably possible that the Company will be required to write down the receivable up to the full amount due from Andersen.

     On June 29, 2000, a putative class action was filed against the Company in Delaware state court by a class of plaintiffs in the class action lawsuit. The plaintiffs allege that the Company stock they received in exchange for their Eastern Environmental Services, Inc. shares was overvalued for the same reasons alleged in the consolidated class actions in Texas. The named plaintiffs in the Delaware case excluded themselves from the Texas class action settlement and pursued their claims as individuals, which were resolved in December 2002.

     Three groups of stockholders have filed separate lawsuits in state courts in Texas and federal court in Illinois against the Company and certain of its former officers. The petitions allege that the plaintiffs are substantial stockholders of the Company's common stock who intended to sell their stock in 1999, or to otherwise protect themselves against loss, but that the individual defendants made false and misleading statements regarding the Company's prospects that, along with public statements, induced the plaintiffs to retain their stock or not to take other measures. Plaintiffs assert that the value of their retained stock declined dramatically. Plaintiffs assert claims for fraud, negligent misrepresentation, and conspiracy. The Texas state court granted the Company's motion for summary judgment in the first of these cases in March 2002, which the plaintiffs have appealed. The other two cases are in early stages, and the extent of damages, if any, cannot yet be determined.

     The Company's business is intrinsically connected with the protection of the environment, and there is the potential for the unintended or unpermitted discharge of materials into the environment. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2002, there were eight proceedings involving Company subsidiaries where the sanctions involved in each could potentially exceed $100,000. The matters involve allegations that subsidiaries (i) operated a hazardous waste incinerator in such a way that its air emissions exceeded permit limits, (ii) engaged in the importation and disposal of hazardous waste in contravention of applicable federal regulations,
(iii) are responsible for remediation of landfill gas and chemical compounds

                             WASTE MANAGEMENT, INC.

required pursuant to a Unilateral Administrative Order associated with an NPL site, (iv) are responsible for late performance of work required under a Unilateral Administrative Order, (v) improperly operated a solid waste landfill and caused excess odors, (vi) improperly operated a solid waste landfill by failing to maintain required records, properly place and cover waste and adhere to proper leachate levels, (vii) violated the state's clean water act, and
(viii) did not comply with air regulations requiring control of emissions at a closed landfill. The Company does not believe that the fines or other penalties in these matters will, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

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

     The Company and certain of its subsidiaries are also currently involved in other routine civil litigation and governmental proceedings relating to the conduct of their business. The Company does not believe that any of these matters will have a material adverse impact on the Company's consolidated financial statements.

     Other -- The Company was previously a party to an agreement pursuant to which it was obligated to purchase certain operating assets in Montreal, Canada no later than December 2005. However, there was an option in the agreement that allowed either party to cause an earlier purchase. The purchase price was based on certain calculations of the financial performance of the assets to be acquired, which were to be determined at the time of purchase. In addition, the Company had subcontracted certain business to the owner of the assets to be purchased. A number of commercial disputes evolved into litigation between the parties. In a series of transactions completed in November 2002, the existing agreements were terminated, the Company made a lump sum payment and the litigation was settled. Additionally, the Company sold its Montreal hauling business and entered into a long-term put or pay disposal agreement. The Company incurred a net settlement cost pursuant to the transactions of approximately $26 million.

     Tax matters -- The Company is currently under audit by the Internal Revenue Service and from time to time is audited by other taxing authorities. The Company is fully cooperating with all audits, but plans to defend its positions vigorously. These audits are in various stages of completion. Results of audit assessments by taxing authorities could have a material effect on the Company's quarterly or annual cash flows. However, the Company does not believe that any of these matters will have a material adverse impact on the Company's results of operations.

21.  VARIABLE INTEREST ENTITIES

     On June 30, 2000, two limited liability companies ("LLCs") were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that the Company operates under an agreement with the owner. John Hancock Life Insurance Company ("Hancock") has a 99.5% ownership in one of the LLCs, the second LLC is 99.5% collectively owned by Hancock and the CIT Group ("CIT") and the Company owns the remaining 0.5% interest in each. Hancock and CIT made an initial investment of approximately $167 million in the LLCs. The LLCs used these proceeds to purchase the three waste-to-energy facilities that the Company operates and assumed the seller's indebtedness related to these facilities. Under the LLC agreements, the LLCs shall be dissolved upon the occurrence of any of the following events: (i) a written decision of all the members of the LLCs to dissolve, (ii) December 31, 2063,
(iii) the entry of a decree of judicial dissolution under the Delaware Limited Liability Company Act, or (iv) the LLCs ceasing to own any interest in these waste-to-energy facilities. Income, losses and cash flows are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, the amounts will be allocated 20% to Hancock and CIT and 80% to the Company. The Company

                             WASTE MANAGEMENT, INC.

does not expect Hancock and CIT to achieve the targeted returns in 2003 or at any time during the initial base term of the lease. The Company accounts for the underlying leases as operating leases. The Company is required under certain circumstances to make capital contributions to the LLCs in the amount of the difference between the stipulated loss amounts and termination values under the LLC agreements to the extent they are different from the underlying lease agreements. The Company believes that the likelihood of the occurrence of these circumstances is remote.

     During 2002, the Company had aggregate lease payments of approximately $62 million. Under the LLC agreements, if the Company exercises certain renewal options under the leases, it will be required to make capital contributions to the LLCs for the difference, if any, between fair market rents and the scheduled renewal rents. As of December 31, 2002, the remaining aggregate lease commitments related to these waste-to-energy facilities are $526 million, which includes $158 million in required capital contributions to the LLC for the amount of the difference between bargain renewals and the fair value of the lease. These minimum lease payments are included in the table of non-cancelable rental obligations as discussed in Note 20.

     The Company is the manager of the LLCs but there are significant limitations on the powers of the manager under the LLC agreements. Accordingly, the Company accounts for its interest in the LLCs under the equity method of accounting. These investments have a carrying value of approximately $1 million at both December 31, 2002 and December 31, 2001. If the Company was required to consolidate the LLCs, it would record approximately $414 million in assets, and $208 million of debt as of December 31, 2002. The remaining balance that would be recorded would primarily be minority interest. There would be no material net impact to its results of operations if the Company consolidated the LLCs instead of accounting for them under the equity method.

22.  OPERATIONS HELD-FOR-SALE

     The Company adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, all held-for-sale assets are classified as current within other current assets or accrued liabilities as applicable. These assets are actively being marketed for sale and are expected to be sold in 2003. The Company's held-for-sale assets at December 31, 2002 had balances of $41 million included in other current assets and $12 million included in other current liabilities. These assets consist of surplus real estate along with other non-integrated operations within the WTI segment.

     At the beginning of 2001, the Company had its IPPs classified as held-for-sale. The Company re-evaluated its business alternatives related to its IPPs during 2001, and based on these assessments, the Company decided to hold and operate its IPPs with the exception of one facility. Accordingly, the Company reclassified all but one of its IPPs from held-for-sale to held-for-use in 2001. As a result of this reclassification, the Company reversed its previously recorded held-for-sale impairment loss of $109 million through asset impairments and unusual items and recorded depreciation of $6 million that had been suspended through the held-for-sale period. The Company also subjected its IPPs to impairment testing on a held-for-use basis, which resulted in an impairment charge of $85 million, and is a component of asset impairments and unusual items in 2001.

     At December 31, 2001, the primary components within operations held-for-sale were non-integrated operations within the WTI segment, other non-integrated operations within the remaining NASW segments and the Company's surplus real estate portfolio. These assets had balances of $96 million included in other current assets and $36 million included in other current liabilities.

     Had the Company not classified any operations as held-for-sale, the depreciation expense would have been greater by $1 million, $7 million and $99 million for 2002, 2001 and 2000, respectively.

                             WASTE MANAGEMENT, INC.

23.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Historically, the Company's quarterly operating results have fluctuated. The fluctuations may be caused by many factors, including revenue mix and general economic conditions. The Company's revenues and income from operations typically reflect seasonal patterns. The Company's operating revenues tend to be somewhat lower in the winter months, primarily due to the lower volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where the Company operates also tend to decrease during the winter months. The Company's first and fourth quarter results of operations typically reflect this seasonality.

     The following table summarizes the unaudited quarterly results of operations for 2002 and 2001 (in millions, except per share amounts):

                                                    FIRST    SECOND     THIRD      FOURTH
                                                   QUARTER   QUARTER   QUARTER   QUARTER(C)
                                                   -------   -------   -------   ----------
2002(a)
Operating revenues...............................  $2,609    $2,825    $2,896      $2,812
Income from operations(b)........................     332       464       465         383
Income before extraordinary item and cumulative
  effect of change in accounting principle.......     137       217       231         238
Net income.......................................     138       217       231         236
Income per common share:
  Basic:
     Income before extraordinary item and
       cumulative effect of change in accounting
       principle.................................    0.22      0.35      0.38        0.39
     Net income..................................    0.22      0.35      0.38        0.39
  Diluted:
     Income before extraordinary item and
       cumulative effect of change in accounting
       principle.................................    0.22      0.35      0.38        0.39
     Net income..................................    0.22      0.35      0.38        0.39

                                                    FIRST    SECOND      THIRD      FOURTH
                                                   QUARTER   QUARTER   QUARTER(D)   QUARTER
                                                   -------   -------   ----------   -------
2001
Operating revenues...............................  $2,719    $2,915      $2,897     $2,791
Income from operations...........................     344       441         115        383
Income before extraordinary item and cumulative
  effect of change in accounting principle.......     123       191          31        158
Net income.......................................     124       191          30        158
Income per common share:
  Basic:
     Income before extraordinary item and
       cumulative effect of change in accounting
       principle.................................    0.20      0.31        0.05       0.25
     Net income..................................    0.20      0.31        0.05       0.25
  Diluted:
     Income before extraordinary item and
       cumulative effect of change in accounting
       principle.................................    0.20      0.30        0.05       0.25
     Net income..................................    0.20      0.30        0.05       0.25

                             WASTE MANAGEMENT, INC.

---------------

(a) SFAS No. 142 required that amortization of all goodwill cease on January 1, 2002. See Note 6 for further discussion.

(b) In March 2002, the Company recorded a $37 million pre-tax charge for costs associated with the implementation of its new structure. In July 2002, the Company recorded an additional $1 million pre-tax charge for its subsequent restructuring of CWS. See Note 17 for further discussion.

(c) The Company experienced an increase in other income in 2002 as compared to prior years due primarily to the sale of an equity investment. In 2002, an entity in which the Company held an approximately 17% interest was acquired by another company. The Company had a note from the acquired company that was paid off in connection with the acquisition and the Company also recorded a pre-tax gain of approximately $43 million in the fourth quarter of 2002 for the sale of the related shares. Additionally, during the fourth quarter of 2002, the Company elected to repay approximately $145 million of the Company's senior debt issuances prior to their maturity dates. In connection with this repayment, the Company recognized an extraordinary charge of approximately $2 million, net of tax benefit, for the prepayment penalties and other costs related to the retired debt. In the fourth quarter of 2002, the Company also recorded a tax benefit of approximately $31 million related to the carry-back of losses by the Company's Dutch subsidiary. Additionally, a legal dispute was resolved and a net settlement cost of $26 million was recognized in the fourth quarter of 2002.

(d) Included in the third quarter 2001 income from operations is a pre-tax charge to asset impairments and unusual items expense of $354 million primarily attributable to agreements that were reached to settle the shareholder class action lawsuit filed against the Company in July 1999. See
    Note 16 for further discussion.

     Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts. For certain periods presented, the effect of the Company's common stock options and warrants and the effect of the Company's convertible subordinated notes and debentures are excluded from the diluted earnings per share calculations since inclusion of such items would be antidilutive for those periods.

24.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     WM Holdings ("Guarantor"), which is 100% owned by the Parent, has fully and unconditionally guaranteed all of the senior indebtedness of the Parent, as well as the Parent's 4% convertible subordinated notes that matured and were repaid in February 2002. The Parent has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, as well as WM Holdings' 5.75% convertible subordinated debentures due 2005. However, none of the Company's, nor WM Holdings' debt is guaranteed by any of the Parent's indirect subsidiaries or WM Holdings' subsidiaries ("Non-Guarantors"). Accordingly, the following condensed consolidating balance sheets as of December 31, 2002 and 2001 and the related condensed consolidating statements of operations for 2002, 2001 and 2000, along with the related statements of cash flows, have been provided below (in millions).

                             WASTE MANAGEMENT, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                               DECEMBER 31, 2002

                                              PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                              ------   ---------   --------------   ------------   ------------
                                                    ASSETS
Current assets:
  Cash and cash equivalents.................  $  316    $   --        $   (52)        $    --        $   264
  Other current assets......................      --         4          2,432              --          2,436
                                              ------    ------        -------         -------        -------
                                                 316         4          2,380              --          2,700
Property and equipment, net.................      --        --         10,612              --         10,612
Intercompany and investment in
  subsidiaries..............................   9,484     5,694         (7,277)         (7,901)            --
Other assets................................      57       123          6,139              --          6,319
                                              ------    ------        -------         -------        -------
    Total assets............................  $9,857    $5,821        $11,854         $(7,901)       $19,631
                                              ======    ======        =======         =======        =======

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........  $   --    $  112        $   119         $    --        $   231
  Accounts payable and other accrued
    liabilities.............................      73        32          2,837              --          2,942
                                              ------    ------        -------         -------        -------
                                                  73       144          2,956              --          3,173
  Long-term debt, less current portion......   4,476     1,863          1,723              --          8,062
  Other liabilities.........................      --        --          3,069              --          3,069
                                              ------    ------        -------         -------        -------
    Total liabilities.......................   4,549     2,007          7,748              --         14,304
  Minority interest in subsidiaries.........      --        --             19              --             19
  Stockholders' equity......................   5,308     3,814          4,087          (7,901)         5,308
                                              ------    ------        -------         -------        -------
    Total liabilities and stockholders'
      equity................................  $9,857    $5,821        $11,854         $(7,901)       $19,631
                                              ======    ======        =======         =======        =======

                               DECEMBER 31, 2001

                                              PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                              ------   ---------   --------------   ------------   ------------
                                                    ASSETS
Current assets:
  Cash and cash equivalents.................  $  757    $   --        $   (27)        $    --        $   730
  Other current assets......................      --        --          2,394              --          2,394
                                              ------    ------        -------         -------        -------
                                                 757        --          2,367              --          3,124
Property and equipment, net.................      --        --         10,357              --         10,357
Intercompany and investment in
  subsidiaries..............................   8,989     5,517         (8,665)         (5,841)            --
Other assets................................      30        21          5,958              --          6,009
                                              ------    ------        -------         -------        -------
    Total assets............................  $9,776    $5,538        $10,017         $(5,841)       $19,490
                                              ======    ======        =======         =======        =======

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........  $  431    $   --        $    84         $    --        $   515
  Accounts payable and other accrued
    liabilities.............................      73        51          3,082              --          3,206
                                              ------    ------        -------         -------        -------
                                                 504        51          3,166              --          3,721
  Long-term debt, less current portion......   3,860     2,645          1,204              --          7,709
  Other liabilities.........................      20         2          2,633              --          2,655
                                              ------    ------        -------         -------        -------
    Total liabilities.......................   4,384     2,698          7,003              --         14,085
  Minority interest in subsidiaries.........      --        --             13              --             13
  Stockholders' equity......................   5,392     2,840          3,001          (5,841)         5,392
                                              ------    ------        -------         -------        -------
    Total liabilities and stockholders'
      equity................................  $9,776    $5,538        $10,017         $(5,841)       $19,490
                                              ======    ======        =======         =======        =======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                  PARENT   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  ------   ---------   --------------   ------------   ------------
YEAR ENDED DECEMBER 31, 2002
Operating revenues..............................  $  --     $   --        $11,142         $    --        $11,142
Costs and expenses..............................     --         --          9,498              --          9,498
                                                  -----     ------        -------         -------        -------
Income from operations..........................     --         --          1,644              --          1,644
                                                  -----     ------        -------         -------        -------
Other income (expense):
  Interest income (expense), net................   (240)      (150)           (51)             --           (441)
  Equity in subsidiaries, net of taxes..........    974      1,071             --          (2,045)            --
  Minority interest.............................     --         --             (7)             --             (7)
  Other, net....................................     --         --             51              --             51
                                                  -----     ------        -------         -------        -------
                                                    734        921             (7)         (2,045)          (397)
                                                  -----     ------        -------         -------        -------
Income before income taxes......................    734        921          1,637          (2,045)         1,247
Provision for (benefit from) income taxes.......    (88)       (55)           567              --            424
                                                  -----     ------        -------         -------        -------
Income before extraordinary item and cumulative
  effect of change in accounting principle......    822        976          1,070          (2,045)           823
Extraordinary item..............................     --         (2)            (1)             --             (3)
Cumulative effect of change in accounting
  principle.....................................     --         --              2              --              2
                                                  -----     ------        -------         -------        -------
Net income......................................  $ 822     $  974        $ 1,071         $(2,045)       $   822
                                                  =====     ======        =======         =======        =======
YEAR ENDED DECEMBER 31, 2001
Operating revenues..............................  $  --     $   --        $11,322         $    --        $11,322
Costs and expenses..............................     --         --         10,039              --         10,039
                                                  -----     ------        -------         -------        -------
Income from operations..........................     --         --          1,283              --          1,283
                                                  -----     ------        -------         -------        -------
Other income (expense):
  Interest income (expense), net................   (278)      (184)           (42)             --           (504)
  Equity in subsidiaries, net of taxes..........    677        792             --          (1,469)            --
  Minority interest.............................     --         --             (5)             --             (5)
  Other, net....................................     --         --             13              --             13
                                                  -----     ------        -------         -------        -------
                                                    399        608            (34)         (1,469)          (496)
                                                  -----     ------        -------         -------        -------
Income before income taxes......................    399        608          1,249          (1,469)           787
Provision for (benefit from) income taxes.......   (104)       (69)           457              --            284
                                                  -----     ------        -------         -------        -------
Income before extraordinary item and cumulative
  effect of change in accounting principle......    503        677            792          (1,469)           503
Extraordinary item..............................     --         --             (2)             --             (2)
Cumulative effect of change in accounting
  principle.....................................     --         --              2              --              2
                                                  -----     ------        -------         -------        -------
Net income......................................  $ 503     $  677        $   792         $(1,469)       $   503
                                                  =====     ======        =======         =======        =======
YEAR ENDED DECEMBER 31, 2000
Operating revenues..............................  $  --     $   --        $12,492         $    --        $12,492
Costs and expenses..............................     --         --         11,454              --         11,454
                                                  -----     ------        -------         -------        -------
Income from operations..........................     --         --          1,038              --          1,038
                                                  -----     ------        -------         -------        -------
Other income (expense):
  Interest income (expense), net................   (431)      (240)           (46)             --           (717)
  Equity in subsidiaries, net of taxes..........    172        322             --            (494)            --
  Minority interest.............................     --         --            (23)             --            (23)
  Other, net....................................     --         --             23              --             23
                                                  -----     ------        -------         -------        -------
                                                   (259)        82            (46)           (494)          (717)
                                                  -----     ------        -------         -------        -------
Income (loss) before income taxes...............   (259)        82            992            (494)           321
Provision for (benefit from) income taxes.......   (162)       (90)           670              --            418
                                                  -----     ------        -------         -------        -------
Net income (loss)...............................  $ (97)    $  172        $   322         $  (494)       $   (97)
                                                  =====     ======        =======         =======        =======

                             WASTE MANAGEMENT, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                              PARENT    GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                              -------   ---------   --------------   ------------   ------------
YEAR ENDED DECEMBER 31, 2002
Cash flows from operating activities:
 Net income.................................................  $   822    $   974       $ 1,071         $(2,045)       $   822
 Equity in earnings of subsidiaries, net of taxes...........     (974)    (1,071)           --           2,045             --
 Other adjustments and changes..............................       56         15         1,260              --          1,331
                                                              -------    -------       -------         -------        -------
Net cash provided by (used in) operating activities.........      (96)       (82)        2,331              --          2,153
                                                              -------    -------       -------         -------        -------
Cash flows from investing activities:
 Acquisitions of businesses, net of cash acquired...........       --         --          (162)             --           (162)
 Capital expenditures.......................................       --         --        (1,287)             --         (1,287)
 Proceeds from divestitures of businesses, net of cash
   divested, and other asset sales..........................       --         --           175              --            175
 Net receipts from restricted funds.........................        6         --           267              --            273
 Other......................................................       --         --            39              --             39
                                                              -------    -------       -------         -------        -------
Net cash provided by (used in) in investing activities......        6         --          (968)             --           (962)
                                                              -------    -------       -------         -------        -------
Cash flows from financing activities:
 New borrowings.............................................      894         --            --              --            894
 Debt repayments............................................     (850)      (660)          (81)             --         (1,591)
 Common stock repurchases...................................     (982)        --            --              --           (982)
 Cash dividends.............................................       (6)        --            --              --             (6)
 Exercise of common stock options and warrants..............       27         --            --              --             27
 (Increase) decrease in intercompany and investments, net...      566        742        (1,308)             --             --
                                                              -------    -------       -------         -------        -------
 Net cash provided by (used in) financing activities........     (351)        82        (1,389)             --         (1,658)
                                                              -------    -------       -------         -------        -------
 Effect of exchange rate changes on cash and cash
   equivalents..............................................       --         --             1              --              1
                                                              -------    -------       -------         -------        -------
 Decrease in cash and cash equivalents......................     (441)        --           (25)             --           (466)
 Cash and cash equivalents at beginning of period...........      757         --           (27)             --            730
                                                              -------    -------       -------         -------        -------
 Cash and cash equivalents at end of period.................  $   316    $    --       $   (52)        $    --        $   264
                                                              =======    =======       =======         =======        =======
YEAR ENDED DECEMBER 31, 2001
Cash flows from operating activities:
 Net income.................................................  $   503    $   677       $   792         $(1,469)       $   503
 Equity in earnings of subsidiaries, net of taxes...........     (677)      (792)           --           1,469             --
 Other adjustments and changes..............................       84         20         1,748              --          1,852
                                                              -------    -------       -------         -------        -------
Net cash provided by (used in) operating activities.........      (90)       (95)        2,540              --          2,355
                                                              -------    -------       -------         -------        -------
Cash flows from investing activities:
 Acquisitions of businesses, net of cash acquired...........       --         --          (116)             --           (116)
 Capital expenditures.......................................       --         --        (1,328)             --         (1,328)
 Proceeds from divestitures of businesses, net of cash
   divested, and other asset sales..........................       --         --            58              --             58
 Net receipts from restricted funds.........................       12         --           126              --            138
 Other......................................................       --         --            16              --             16
                                                              -------    -------       -------         -------        -------
Net cash provided by (used in) investing activities.........       12         --        (1,244)             --         (1,232)
                                                              -------    -------       -------         -------        -------
Cash flows from financing activities:
 New borrowings.............................................    1,267         --           361              --          1,628
 Debt repayments............................................   (1,307)      (400)         (431)             --         (2,138)
 Cash dividends.............................................       (6)        --            --              --             (6)
 Exercise of common stock options and warrants..............       50         --            --              --             50
 Other......................................................       --         --           (19)             --            (19)
 (Increase) decrease in intercompany and investments, net...      657        481        (1,138)             --             --
                                                              -------    -------       -------         -------        -------
 Net cash provided by (used in) financing activities........      661         81        (1,227)             --           (485)
                                                              -------    -------       -------         -------        -------
 Effect of exchange rate changes on cash and cash
   equivalents..............................................       --         --            (2)             --             (2)
                                                              -------    -------       -------         -------        -------
 Increase (decrease) in cash and cash equivalents...........      583        (14)           67              --            636
 Cash and cash equivalents at beginning of period...........      174         14           (94)             --             94
                                                              -------    -------       -------         -------        -------
 Cash and cash equivalents at end of period.................  $   757    $    --       $   (27)        $    --        $   730
                                                              =======    =======       =======         =======        =======
YEAR ENDED DECEMBER 31, 2000
Cash flows from operating activities:
 Net income (loss)..........................................  $   (97)   $   172       $   322         $  (494)       $   (97)
 Equity in earnings of subsidiaries, net of taxes...........     (172)      (322)           --             494             --
 Other adjustments and changes..............................       34          5         2,183              --          2,222
                                                              -------    -------       -------         -------        -------
Net cash provided by (used in) operating activities.........     (235)      (145)        2,505              --          2,125
                                                              -------    -------       -------         -------        -------
Cash flows from investing activities:
 Short-term investments.....................................       --         --            54              --             54
 Acquisitions of businesses, net of cash acquired...........       --         --          (231)             --           (231)
 Capital expenditures.......................................       --         --        (1,313)             --         (1,313)
 Proceeds from divestitures of businesses, net of cash
   divested, and other asset sales..........................       --         --         2,552              --          2,552
 Net receipts from restricted funds.........................       20         --           (45)             --            (25)
 Other......................................................       --         --            35              --             35
                                                              -------    -------       -------         -------        -------
Net cash provided by investing activities...................       20         --         1,052              --          1,072
                                                              -------    -------       -------         -------        -------
Cash flows from financing activities:
 New borrowings.............................................      270         --            34              --            304
 Debt repayments............................................   (2,422)      (844)         (331)             --         (3,597)
 Cash dividends.............................................       (6)        --            --              --             (6)
 Exercise of common stock options and warrants..............       20         --            --              --             20
 (Increase) decrease in intercompany and investments, net...    2,443        999        (3,442)             --             --
                                                              -------    -------       -------         -------        -------
 Net cash provided by (used in) financing activities........      305        155        (3,739)             --         (3,279)
                                                              -------    -------       -------         -------        -------
 Effect of exchange rate changes on cash and cash
   equivalents..............................................       --         --            (5)             --             (5)
                                                              -------    -------       -------         -------        -------
 Increase (decrease) in cash and cash equivalents...........       90         10          (187)             --            (87)
 Cash and cash equivalents at beginning of period...........       84          4            93              --            181
                                                              -------    -------       -------         -------        -------
 Cash and cash equivalents at end of period.................  $   174    $    14       $   (94)        $    --        $    94
                                                              =======    =======       =======         =======        =======

                             WASTE MANAGEMENT, INC.

25.  NEW ACCOUNTING PRONOUNCEMENTS AND OTHER ACCOUNTING CHANGES (UNAUDITED)

  NEW ACCOUNTING PRONOUNCEMENTS

  SFAS No. 143

     In June 2001, the FASB issued SFAS No. 143. SFAS No. 143 applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 requires amounts initially recognized as an asset retirement obligation to be measured at fair value. The recognized asset retirement cost is capitalized as part of the cost of the asset and is depreciated over the useful life of the asset.

     SFAS No. 143, which will primarily impact the accounting for the Company's landfill operations, does not change the basic landfill accounting followed historically by the Company along with others in the waste industry. In general, the waste industry has recognized expenses associated with both amortization of capitalized costs and future closure and post-closure obligations on a units-of-consumption basis as airspace is consumed over the life of the related landfill. This practice, referred to as life cycle accounting within the waste industry, will continue to be followed upon adoption of SFAS No. 143, except as discussed below.

     Under the new rules, costs associated with future final capping activities that occur during the operating life of a landfill, which are currently recognized on an undiscounted basis over the operating life of the landfill as airspace is consumed, will be accounted for as an asset retirement obligation, on a discounted basis. The Company expects to recognize landfill retirement obligations that relate to closure and post-closure activities over the operating life of a landfill as landfill airspace is consumed and the obligation is incurred. The Company expects to recognize its final capping obligations on a discrete basis for each expected future final capping event over the number of tons of waste that each final capping event is expected to cover. These obligations will be initially measured at estimated fair value. Fair value will be measured on a present value basis, using a credit-adjusted, risk-free rate, initially 7.25%, which is higher than the risk-free rate previously used for discounting closure and post-closure obligations. Interest will be accreted on all landfill retirement obligations using the effective interest method. Landfill retirement costs arising from closure and post-closure obligations, which will be capitalized as part of the landfill asset, will be amortized using our existing landfill accounting practices. Landfill retirement costs arising from final capping obligations, which will also be capitalized as part of the landfill asset, will be amortized on a units-of-consumption basis over the number of tons of waste that each final capping event covers.

     The table below reflects the significant changes between the Company's current landfill accounting practices and the requirements of SFAS No. 143.

---------------------------------------------------------------------------------------------------------------------
                                                                                   PRACTICE UPON ADOPTION OF
          DESCRIPTION                        CURRENT PRACTICE                             SFAS NO. 143
---------------------------------------------------------------------------------------------------------------------
 DEFINITIONS:

 Final Capping                     Capital asset related to installation      Reflected as an asset retirement
                                   of flexible membrane and geosynthetic      obligation, on a discounted basis,
                                   clay liners, drainage and compacted        rather than a capital asset
                                   soil layers and topsoil constructed
                                   over areas of landfill where total
                                   airspace capacity has been consumed
---------------------------------------------------------------------------------------------------------------------

                             WASTE MANAGEMENT, INC.

---------------------------------------------------------------------------------------------------------------------
                                                                                   PRACTICE UPON ADOPTION OF
          DESCRIPTION                        CURRENT PRACTICE                             SFAS NO. 143
---------------------------------------------------------------------------------------------------------------------
 Closure                         Includes last final capping event, final   No change, except that last final capping
                                 portion of methane gas collection system   event of each landfill will be treated as
                                 to be constructed, demobilization, and     a part of final capping
                                 the routine maintenance costs incurred
                                 after site ceases to accept waste, but
                                 prior to being certified closed
---------------------------------------------------------------------------------------------------------------------
 Post-closure                    Includes routine monitoring and            No change
                                 maintenance of a landfill after it has
                                 closed, ceased to accept waste and been
                                 certified as closed by the applicable
                                 state regulatory agency
---------------------------------------------------------------------------------------------------------------------
 DISCOUNT RATE:                  Risk-free rate (5.0% at December 31,       Credit-adjusted, risk-free rate (7.25%)
                                 2002)
---------------------------------------------------------------------------------------------------------------------
 COST ESTIMATES:                 Costs are estimated based on performance,  No change, except that the cost of any
                                 principally by third parties, with a       activities performed internally must be
                                 small portion performed by the Company     increased to represent an estimate of the
                                                                            amount a third party would charge to
                                                                            perform such activity
---------------------------------------------------------------------------------------------------------------------
 INFLATION:                      Cost is inflated to period of performance  Inflation rate changed to 2.5% effective
                                 (2.0% at December 31, 2002)                January 1, 2003
---------------------------------------------------------------------------------------------------------------------
 RECOGNITION OF LIABILITY:

 Final Capping                   Costs are capitalized as spent, except     All final capping will be recorded as a
                                 for the last final capping event that      liability and asset when incurred; the
                                 occurs after the landfill closes, which    discounted cash flow associated with each
                                 is accounted for as part of closure        final capping event is recorded to the
                                                                            accrued liability with a corresponding
                                                                            increase to landfill assets as airspace
                                                                            is consumed related to the specific final
                                                                            capping event
---------------------------------------------------------------------------------------------------------------------
 Closure and post-closure          Accrued over the life of the landfill;   Accrued over the life of the landfill;
                                 the discounted cash flow associated with   the discounted cash flow associated with
                                 such liabilities is recorded to accrued    such liabilities is recorded to accrued
                                 liabilities, with a corresponding charge   liabilities, with a corresponding
                                 to cost of operations as airspace is       increase in landfill assets as airspace
                                 consumed                                   is consumed
---------------------------------------------------------------------------------------------------------------------
 STATEMENT OF OPERATIONS
   EXPENSE:

 Liability accrual               Expense charged to cost of operations at   Not applicable
                                 same amount accrued to liability
---------------------------------------------------------------------------------------------------------------------

                             WASTE MANAGEMENT, INC.

---------------------------------------------------------------------------------------------------------------------
                                                                                   PRACTICE UPON ADOPTION OF
          DESCRIPTION                        CURRENT PRACTICE                             SFAS NO. 143
---------------------------------------------------------------------------------------------------------------------
  Landfill asset amortization    Not applicable                             Landfill asset is amortized to
                                                                            depreciation and amortization expense as
                                                                            airspace is consumed over life of
                                                                            specific final capping event or life of
                                                                            landfill for closure and post-closure
---------------------------------------------------------------------------------------------------------------------
  Accretion                      Expense, charged to cost of operations,    Expense, charged to cost of operations,
                                 is accrued at risk-free rate over the      is accreted at credit- adjusted,
                                 life of the landfill as airspace is        risk-free rate (7.25%) under the
                                 consumed                                   effective interest method
---------------------------------------------------------------------------------------------------------------------

     The Company expects to adopt SFAS No. 143 beginning January 1, 2003 and, based on current estimates, will record an after-tax expense ranging from $180 million to $230 million as a cumulative effect of a change in accounting principle. The Company expects that the impact of adopting SFAS No. 143 in 2003 will decrease earnings per share from our previous method by approximately $0.08 per diluted share. The adoption of SFAS No. 143 will have no net effect on the Company's cash flow.

  SFAS No. 145

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. Upon the adoption of SFAS No. 145, the Company will reclassify certain items in its prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, the Company will report gains and losses on the extinguishment of debt in pre-tax earnings rather than in extraordinary items.

  SFAS No. 146

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. Implementation of the pronouncement will therefore have no impact on the Company's current year financial statements. The Company will apply SFAS No. 146 requirements to its 2003 restructuring. See Note 26 for further discussion.

  FIN 45

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its

                             WASTE MANAGEMENT, INC.

inception. The initial recognition and initial measurement provisions of FIN 45 are effective for the Company on a prospective basis to guarantees issued after December 31, 2002. The Company will record the fair value of future material guarantees, if any. See Note 20 for current disclosure requirements related to the Company's guarantee arrangements.

  FIN 46

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"). FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. See Note 21 for discussion on the Company's existing variable interests. Management has yet to determine the impact that the adoption of FIN 46 will have on the Company's consolidated financial statements.

  OTHER ACCOUNTING CHANGES

  Repairs and Maintenance

     Through December 31, 2002, the Company accrued in advance for major repairs and maintenance expenditures at its waste-to-energy facilities and IPPs. Effective January 1, 2003, the Company changed its policy from this method to one that expenses these costs as they are incurred. In the first quarter of 2003, the Company expects to record approximately $30 million, net of taxes, as a credit to cumulative effect of an accounting change.

  Loss Contract Accrual

     Through December 31, 2002, the Company accrued for future losses for contracts that over the contract life were projected to have direct costs greater than revenues. Effective January 1, 2003, the Company changed its policy from this method to one that expenses these costs as they are incurred. In the first quarter of 2003, the Company expects to record approximately $30 million, net of taxes, as a credit to cumulative effect of an accounting change.

26.  SUBSEQUENT EVENTS

     In January 2003, the Company announced that it had formed a new recycling entity, Recycle America Alliance, L.L.C. ("RAA"), a wholly-owned subsidiary of the Company, in an effort to optimize the capacity and improve the profitability of the Company's recycling operations. In connection with the formation of RAA, the Company transferred substantially all of the recycling assets and businesses of its other subsidiaries to RAA. RAA's strategy includes combining its assets and operations with a number of key processors and marketers. On January 10, 2003, the Peltz Group, the largest privately-held recycler in the United States, contributed all of its assets to RAA in exchange for an initial payment by RAA of approximately $58 million in cash and the issuance of approximately 9% of the equity interest in RAA.

     In February 2003, the Company announced that it will implement further restructuring to reorganize operations into a smaller number of Market Areas in an effort to reduce overhead costs. As part of the restructuring, there will be a net workforce reduction of about 700 employees and 270 contract workers. The Company anticipates a charge of approximately $23 million for this restructuring.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A change in independent auditors from Arthur Andersen LLP to Ernst and Young LLP was reported in a Current Report on Form 8-K dated March 27, 2002.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item concerning directors of the Company is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Below are the names and ages, as of December 31, 2002, of the Company's executive officers and summaries of their business experience for the past 5 years.

NAME                                AGE    POSITIONS HELD AND BUSINESS EXPERIENCE FOR PAST FIVE YEARS
----                                ---    ----------------------------------------------------------
A. Maurice Myers..................  62    - President, CEO and Chairman of the Board since November
                                            1999.
                                          - Chairman of the Board of Yellow Corporation July
                                            1996-November 1999.
                                          - President and CEO of Yellow Corporation April
                                            1996-November 1999.
Barry H. Caldwell.................  42    - Senior Vice President-Government Affairs and Corporate
                                          Communications since September 23, 2002.
                                          - Vice President -- Government Relations, CIGNA Corporation
                                          October 2000-September 2002.
                                          - Vice President -- Federal Affairs for the Pharmaceutical
                                          Research and Manufacturers of America October 1996-September
                                            2000.
Robert P. Damico..................  54    - Senior Vice President -- Midwest Group since July 1998.
                                          - District Manager, Division Manager and then Region Manager of the Mountain Region for WM Holdings, a wholly-owned
                                            subsidiary of the Company, from 1980-July 1998.
Robert E. Dees, Jr. ..............  52    - Senior Vice President -- People since May 2000.
                                          - Senior Vice President -- Human Resources of AutoNation,
                                            Inc. 1997-2000.
Richard T. Felago.................  54    - Senior Vice President -- Eastern Group since May 2001.
                                          - President of Wheelabrator Technologies Inc., a
                                          wholly-owned subsidiary of the Company, May 1999-May 2001.
                                          - Vice President -- Marketing and Business Development of
                                          Wheelabrator Technologies Inc. 1996-May 1999.
David R. Hopkins..................  59    - Senior Vice President -- Southern Group since March 2000.
                                          - Senior Vice President -- International Operations of the
                                          Company and CEO of Waste Management International, Inc., a
                                            wholly-owned subsidiary of the Company, November
                                            1998-March 2000
Ronald H. Jones...................  52    - Vice President and Treasurer since 1995.
J. Drennan Lowell.................  46    - President of Wheelabrator Technologies Inc. since May
                                            2001.
                                          - Vice President -- Finance of Wheelabrator Technologies
                                          Inc. from May 1999-May 2001.
                                          - Self-employed Consultant from July 1998-May 1999.
                                          - Vice President and CFO of U.S. Industrial Services, Inc.
                                          from September 1997-July 1998.
Lawrence O'Donnell, III...........  45    - Executive Vice President -- Western Group since July 2001.
                                          - Executive Vice President, General Counsel and Corporate
                                          Secretary from March 2001-July 2001.
                                          - Senior Vice President, General Counsel and Secretary from
                                          February 2000-March 2001.
                                          - Vice President and General Counsel of Baker Hughes
                                          Incorporated 1995-February 2000.

NAME                                AGE    POSITIONS HELD AND BUSINESS EXPERIENCE FOR PAST FIVE YEARS
----                                ---    ----------------------------------------------------------
Domenic Pio.......................  39    - President of Canadian Waste Services, Inc., a wholly-owned subsidiary of the Company, since April 2001.
                                          - Area Controller of Canadian Waste Services, Inc. from
                                            April 1998 to April 2001.
                                          - Division Vice President, South Western Ontario, Canadian
                                          Waste Services, Inc. from January 1997 to April 1998.
  Thomas L. Smith.................  63    - Senior Vice President -- Information Systems since
                                            November 1999.
                                          - Vice President of Information Systems of Yellow Services,
                                          Inc. February 1997-November 1999.
  Robert G. Simpson...............  50    - Vice President and Chief Accounting Officer since May
                                            2002.
                                          - Vice President -- Taxation November 1998 to May 2002.
                                          - Vice President and General Manager of Tenneco Business
                                          Services July 1997-November 1998.
  David P. Steiner................  42    - Senior Vice President, General Counsel and Corporate
                                            Secretary since July 2001.
                                          - Vice President and Deputy General Counsel November
                                            2000-July 2001.
                                          - Partner, Phelps Dunbar L.L.P. 1990 to November 2000.
  James E. Trevathan..............  49    - Senior Vice President -- Sales and Marketing since May
                                            2000.
                                          - Vice President -- Sales July 1998-May 2000.
                                          - Regional Vice President -- Industrial of WM Holdings
                                            1997-July 1998.
  William L. Trubeck..............  56    - Executive Vice President, Chief Administrative Officer and
                                          Chief Financial Officer since May 2002.
                                          - Executive Vice President and CFO from March 2001 to April
                                            2002.
                                          - Senior Vice President and CFO March 2000-March 2001.
                                          - Senior Vice President -- Finance and CFO of International
                                          Multifoods, Inc. 1997-March 2000.
                                          - President, Latin American Operation of International
                                          Multifoods, Inc. 1998-March 2000.
  Charles A. Wilcox...............  50    - Senior Vice President -- Market Planning and Development
                                            since May 2001.
                                          - Senior Vice President -- Eastern Area July 1998 to May
                                            2001.
                                          - Region Vice President -- Central Region August 1996-July
                                            1998.
  Charles E. Williams.............  53    - Senior Vice President -- Operations since May 2000.
                                          - Vice President Environmental Compliance/Engineering
                                            1996-May 2000.

  ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the caption -- "Executive Compensation" in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is set forth under the caption "Director and Officer Stock Ownership" in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth under the caption "Related Party Transactions" in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this Form 10-K, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Administrative Officer (Principal Financial Officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Administrative Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                    PART IV

ITEM 15.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

     (a)(1) Consolidated Financial Statements:

          Report of Independent Auditors
          Report of Independent Public Accountants
          Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Operations for the years ended December 31,
            2002, 2001 and 2000
          Consolidated Statements of Cash Flows for the years ended December 31,
            2002, 2001 and 2000
          Consolidated Statements of Stockholders' Equity for the years ended
            December 31, 2002, 2001 and 2000
          Notes to Consolidated Financial Statements

     (a)(2) Consolidated Financial Statement Schedules:

          Schedule II -- Valuation and Qualifying Accounts

     All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

     (a)(3) Exhibits:

EXHIBIT
NUMBER*                                 DESCRIPTION
-------                                 -----------
 3.1      --    Second Amended and Restated Certificate of Incorporation
                [Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2002].
 3.2      --    Bylaws as amended [Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2002].
 4.1      --    Specimen Stock Certificate [Incorporated by reference to
                Exhibit 4.1 to Form 10-K for the year ended December 31,
                1998].
 4.2      --    Indenture for Subordinated Debt Securities dated February 1,
                1997, among the Registrant and Texas Commerce Bank National
                Association, as trustee [Incorporated by reference to
                Exhibit 4.1 to Form 8-K dated February 7, 1997].
 4.3      --    Indenture for Senior Debt Securities dated September 10,
                1997, among the Registrant and Texas Commerce Bank National
                Association, as trustee [Incorporated by reference to
                Exhibit 4.1 to Form 8-K dated September 10, 1997].
10.1      --    1993 Stock Incentive Plan [Incorporated by reference to
                Exhibit 10.2 to Form 10-K for the year ended December 31,
                1998].
10.2      --    1996 Stock Option Plan for Non-Employee Directors
                [Incorporated by reference to Appendix A to the Proxy
                Statement for the 2000 Annual Meeting of Stockholders].
10.3      --    1997 Employee Stock Purchase Plan [Incorporated by reference to Appendix C to the Proxy Statement for the 2000 Annual
                Meeting of Stockholders].
10.4      --    Waste Management, Inc. Retirement Savings Restoration Plan
                [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002].
10.5      --    Revolving Credit Agreement dated June 29, 2001 by and among the Company, Waste Management Holdings, Inc. the banks
                signatory thereto, Fleet National Bank, as administrative
                agent, Bank of America, N.A. and J.P. Morgan and Banc of
                America Securities LLC, as joint lead arrangers and joint
                book managers. [Incorporated by reference to Exhibit 10.1 to
                Form 10-Q for the quarter ended June 30, 2001]
10.6      --    Revolving Credit Agreement dated the 27th day of June, 2002, by and among Waste Management, Inc., Waste Management
                Holdings, Inc., each of the financial institutions party
                thereto, and Fleet National Bank as administrative agent,
                J.P. Morgan Securities, Inc. and Banc of America Securities
                LLC as joint lead arrangers and joint book managers, JP
                Morgan Chase Bank and Bank of America, N.A., as
                co-syndication agents, and Deutsche Bank AG, New York Branch and Citibank, N.A. as co-documentation agent [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter
                ended June 30, 2002].
10.7      --    1998 Waste Management, Inc. Directors' Deferred Compensation
                Plan [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 1999].
10.8      --    1999 Waste Management, Inc. Directors Deferred Compensation
                Plan [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 1999].

EXHIBIT
NUMBER*                                 DESCRIPTION
-------                                 -----------
10.9      --    Employment Agreement between the Company and A. Maurice
                Myers, dated November 8, 1999 [Incorporated by reference to
                Exhibit 10.35 to Form 10-K for the year ended December 31,
                1999].
10.10     --    Employment Agreement between the Company and Lawrence
                O'Donnell III, dated January 21, 2000 [Incorporated by
                reference to Exhibit 10.1 to Form 10-Q for the quarter ended
                June 30, 2000].
10.11     --    Employment Agreement between the Company and William L.
                Trubeck, dated February 16, 2000 [Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December
                31, 1999].
10.12     --    Employment Agreement between the Company and Thomas L.
                Smith, dated November 18, 1999 [Incorporated by reference to
                Exhibit 10.3 to Form 10-Q for the quarter ended June 30,
                2000].
10.13     --    Employment Agreement between the Company and Robert A.
                Damico, dated December 17, 1998 [Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December
                31, 1999].
10.14     --    Employment Agreement between the Company and Charles A.
                Wilcox, dated February 3, 1998 [Incorporated by reference to
                Exhibit 10.40 to Form 10-K for the year ended December 31,
                1999].
10.15     --    Employment Agreement between the Company and David R.
                Hopkins, dated March 30, 2000 [Incorporated by reference to
                Exhibit 10.2 to Form 10-Q for the quarter ended March 31,
                2000].
10.16     --    Employment Agreement between the Company and Ronald H.
                Jones, dated as of August 27, 1997 and December 7, 1997
                [Incorporated by reference to Exhibits 10.22 and 10.25 to
                Form 10-K for the year ended December 31, 1997].
10.17     --    Employment Agreement between the Company and David Steiner, dated as of May 6, 2002 [Incorporated by reference to
                Exhibits 10.1 to Form 10-Q for the quarter ended March 31,
                2002].
10.18     --    Employment Agreement between the Company and Robert E. Dees,
                Jr., dated as of May 10, 2000 [Incorporated by reference to
                Exhibit 10.4 to the Form 10-Q for the quarter ended March
                31, 2000].
10.19     --    Employment Agreement between the Company and James E.
                Trevathan dated as of June 1, 2000. [Incorporated by
                reference to Exhibit 10.19 to Form 10-K for the year ended
                December 31, 2000].
10.20     --    Employment Agreement between the Company and Charles E.
                Williams dated as of June 1, 2000. [Incorporated by
                reference to Exhibit 10.20 to Form 10-K for the year ended
                December 31, 2000].
10.21     --    Employment Agreement between the Company and Domenic Pio
                dated as of April 1, 2001 [Incorporated by reference to
                Exhibit 10.4 to form 10-Q for the quarter ended June 30,
                2001].
10.22     --    Employment Agreement between the Company and Richard T.
                Felago dated as of May 14, 2001 [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30,
                2001].
10.23     --    Employment Agreement between the Company and Robert G.
                Simpson dated as of October 15, 1998 [Incorporated by
                reference to Exhibit 10.44 to Form 10-K for the year ended
                December 31, 1999].
10.24     --    Employment Agreement between the Company and Barry H.
                Caldwell dated as of September 23, 2002.
10.25     --    2000 Broad-Based Employee Plan [Incorporated by reference to
                Exhibit 10.49 to Form 10-K for the year ended December 31,
                1999].
10.26     --    2000 Stock Incentive Plan [Incorporated by reference to
                Appendix B to the Proxy Statement for the 2000 Annual
                Meeting of Stockholders].
10.27     --    2001 Performance Based Compensation Plan [Incorporated by
                reference to Exhibit 10.3 to Form 10-Q for the quarter ended
                June 30, 2001].
12.1      --    Computation of Ratio of Earnings to Fixed Charges.
21.1      --    Subsidiaries of the Registrant.
23.1      --    Consent of Independent Auditors
23.2      --    Information regarding consent of Arthur Andersen LLP.

---------------

* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the Company's file number under that Act is 1-12154.

     (a) Reports on Form 8-K:

     None.

                                 CERTIFICATIONS

I, A. Maurice Myers, certify that:

     1. I have reviewed this annual report on Form 10-K of Waste Management, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ A. MAURICE MYERS
                                            ------------------------------------
                                                      A. Maurice Myers
                                               President and Chief Executive
                                                           Officer

Date: February 24, 2003

I, William L. Trubeck, certify that:

     1. I have reviewed this annual report on Form 10-K of Waste Management, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: February 24, 2003

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

Date: February 24, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              SIGNATURE                               TITLE                       DATE
              ---------                               -----                       ----

         /s/ A. MAURICE MYERS               President, Chief Executive      February 24, 2003
--------------------------------------               Officer,
           A. Maurice Myers                 Chairman of the Board, and
                                          Director (Principal Executive
                                                     Officer)

        /s/ WILLIAM L. TRUBECK             Executive Vice President and     February 24, 2003
--------------------------------------     Chief Administrative Officer
          William L. Trubeck              (Principal Financial Officer)

        /s/ ROBERT G. SIMPSON                   Vice President and          February 24, 2003
--------------------------------------       Chief Accounting Officer
          Robert G. Simpson               (Principal Accounting Officer)

         /s/ H. JESSE ARNELLE                        Director               February 24, 2003
--------------------------------------
           H. Jesse Arnelle

    /s/ PASTORA SAN JUAN CAFFERTY                    Director               February 24, 2003
--------------------------------------
      Pastora San Juan Cafferty

          /s/ FRANK M. CLARK                         Director               February 24, 2003
--------------------------------------
            Frank M. Clark

         /s/ ROBERT S. MILLER                        Director               February 24, 2003
--------------------------------------
           Robert S. Miller

           /s/ JOHN C. POPE                          Director               February 24, 2003
--------------------------------------
             John C. Pope

       /s/ STEVEN G. ROTHMEIER                       Director               February 24, 2003
--------------------------------------
         Steven G. Rothmeier

           /s/ CARL W. VOGT                          Director               February 24, 2003
--------------------------------------
             Carl W. Vogt

        /s/ RALPH V. WHITWORTH                       Director               February 24, 2003
--------------------------------------
          Ralph V. Whitworth

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Waste Management, Inc.

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Waste Management, Inc. (the "Company") as of December 31, 2002, and for the year then ended, and have issued our report thereon dated February 14, 2003 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule as of December 31, 2002, and for the year then ended, listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. The financial statement schedule listed in Item 14(a) of this Form 10-K as of December 31, 2001 and 2000, and for each of the years then ended, was audited by other auditors who have ceased operations and whose report dated February 25, 2002 expressed an unqualified opinion.

In our opinion, the 2002 financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP

Houston, Texas
February 14, 2003

             INFORMATION REGARDING CONSENT OF ARTHUR ANDERSEN LLP.

     Section 11(a) of the Securities Act of 1933, as amended (the "Securities Act"), provides that if part of a registration statement at the time it becomes effective contains an untrue statement of a material fact, or omits a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may assert a claim against, among others, an accountant who has consented to be named as having certified any part of the registration statement or as having prepared any report for use in connection with the registration statement.

     In June of 2002, Arthur Andersen LLP ("Andersen") was convicted of obstructing justice, which is a felony offense. The SEC prohibits firms convicted of a felony from auditing public companies. Andersen is thus unable to consent to the incorporation of Andersen's opinion with respect to Waste Management, Inc.'s Schedule II as of December 31, 2001 and for the two years in the period then ended. Under these circumstances, Rule 437a under the Securities Act permits Waste Management, Inc. to file this Annual Report on Form 10-K, which is incorporated by reference into the Registration Statements, without a written consent from Andersen. As a result, with respect to transactions in Waste Management Inc. securities pursuant to the Registration Statements that occur subsequent to the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission, Andersen will not have any liability under
Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Andersen or any omissions of a material fact required to be stated therein. Accordingly, you would be unable to assert a claim against Andersen under Section 11(a) of the Securities Act.

                             WASTE MANAGEMENT, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                        ACCOUNTS
                                              BALANCE     CHARGED     WRITTEN OFF/              BALANCE
                                             BEGINNING   (CREDITED)      USE OF                 END OF
                                              OF YEAR    TO INCOME      RESERVE      OTHER(A)    YEAR
                                             ---------   ----------   ------------   --------   -------
2000 -- Reserves for doubtful
  accounts(B)..............................    $295         $14          $(170)        $ 12      $151
2001 -- Reserves for doubtful
  accounts(B)..............................    $151         $58          $(112)        $ (3)     $ 94
2002 -- Reserves for doubtful
  accounts(B)..............................    $ 94         $67          $ (83)        $ --      $ 78
2000 -- Merger and restructuring
  accruals(C)..............................    $109         $--          $ (27)        $(53)     $ 29
2001 -- Merger and restructuring
  accruals(C)..............................    $ 29         $(8)         $ (14)        $ --      $  7
2002 -- Merger and restructuring
  accruals(C)..............................    $  7         $38          $ (35)        $ --      $ 10
2000 -- Reserve for major maintenance
  expenditures(D)..........................    $ 53         $ 9          $ (14)        $ --      $ 48
2001 -- Reserve for major maintenance
  expenditures(D)..........................    $ 48         $10          $  (6)        $ --      $ 52
2002 -- Reserve for major maintenance
  expenditures(D)..........................    $ 52         $10          $ (14)        $ --      $ 48

---------------

(A) Reserves for doubtful accounts related to purchase of business combinations, reserves associated with dispositions of businesses, reserves reclassified to operations held for sale, and reclasses among reserve accounts.

(B) Includes reserves for doubtful accounts receivable and long-term notes receivable.

(C) Accruals are included in accrued liabilities and other liabilities. These accruals represent transaction or deal costs, employee severance, separation, and transitional costs.

(D) For major maintenance expenditures at the Company's waste-to-energy and independent power facilities.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER*                                    DESCRIPTION
  -------                                    -----------
  3.1          --    Second Amended and Restated Certificate of Incorporation
                     [Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2002].
  3.2          --    Bylaws as amended [Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2002].
  4.1          --    Specimen Stock Certificate [Incorporated by reference to
                     Exhibit 4.1 to Form 10-K for the year ended December 31,
                     1998].
  4.2          --    Indenture for Subordinated Debt Securities dated February 1,
                     1997, among the Registrant and Texas Commerce Bank National
                     Association, as trustee [Incorporated by reference to
                     Exhibit 4.1 to Form 8-K dated February 7, 1997].
  4.3          --    Indenture for Senior Debt Securities dated September 10,
                     1997, among the Registrant and Texas Commerce Bank National
                     Association, as trustee [Incorporated by reference to
                     Exhibit 4.1 to Form 8-K dated September 10, 1997].
 10.1          --    1993 Stock Incentive Plan [Incorporated by reference to
                     Exhibit 10.2 to Form 10-K for the year ended December 31,
                     1998].
 10.2          --    1996 Stock Option Plan for Non-Employee Directors
                     [Incorporated by reference to Appendix A to the Proxy
                     Statement for the 2000 Annual Meeting of Stockholders].
 10.3          --    1997 Employee Stock Purchase Plan [Incorporated by reference to Appendix C to the Proxy Statement for the 2000 Annual
                     Meeting of Stockholders].
 10.4          --    Waste Management, Inc. Retirement Savings Restoration Plan
                     [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002].
 10.5          --    Revolving Credit Agreement dated June 29, 2001 by and among the Company, Waste Management Holdings, Inc. the banks
                     signatory thereto, Fleet National Bank, as administrative
                     agent, Bank of America, N.A. and J.P. Morgan and Banc of
                     America Securities LLC, as joint lead arrangers and joint
                     book managers. [Incorporated by reference to Exhibit 10.1 to
                     Form 10-Q for the quarter ended June 30, 2001]
 10.6          --    Revolving Credit Agreement dated the 27th day of June, 2002, by and among Waste Management, Inc., Waste Management
                     Holdings, Inc., each of the financial institutions party
                     thereto, and Fleet National Bank as administrative agent,
                     J.P. Morgan Securities, Inc. and Banc of America Securities
                     LLC as joint lead arrangers and joint book managers, JP
                     Morgan Chase Bank and Bank of America, N.A., as
                     co-syndication agents, and Deutsche Bank AG, New York Branch and Citibank, N.A. as co-documentation agent [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter
                     ended June 30, 2002].
 10.7          --    1998 Waste Management, Inc. Directors' Deferred Compensation
                     Plan [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 1999].
 10.8          --    1999 Waste Management, Inc. Directors Deferred Compensation
                     Plan [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 1999].
 10.9          --    Employment Agreement between the Company and A. Maurice
                     Myers, dated November 8, 1999 [Incorporated by reference to
                     Exhibit 10.35 to Form 10-K for the year ended December 31,
                     1999].
 10.10         --    Employment Agreement between the Company and Lawrence
                     O'Donnell III, dated January 21, 2000 [Incorporated by
                     reference to Exhibit 10.1 to Form 10-Q for the quarter ended
                     June 30, 2000].
 10.11         --    Employment Agreement between the Company and William L.
                     Trubeck, dated February 16, 2000 [Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December
                     31, 1999].
 10.12         --    Employment Agreement between the Company and Thomas L.
                     Smith, dated November 18, 1999 [Incorporated by reference to
                     Exhibit 10.3 to Form 10-Q for the quarter ended June 30,
                     2000].
 10.13         --    Employment Agreement between the Company and Robert A.
                     Damico, dated December 17, 1998 [Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December
                     31, 1999].
 10.14         --    Employment Agreement between the Company and Charles A.
                     Wilcox, dated February 3, 1998 [Incorporated by reference to
                     Exhibit 10.40 to Form 10-K for the year ended December 31,
                     1999].
 10.15         --    Employment Agreement between the Company and David R.
                     Hopkins, dated March 30, 2000 [Incorporated by reference to
                     Exhibit 10.2 to Form 10-Q for the quarter ended March 31,
                     2000].
 10.16         --    Employment Agreement between the Company and Ronald H.
                     Jones, dated as of August 27, 1997 and December 7, 1997
                     [Incorporated by reference to Exhibits 10.22 and 10.25 to
                     Form 10-K for the year ended December 31, 1997].
 10.17         --    Employment Agreement between the Company and David Steiner, dated as of May 6, 2002 [Incorporated by reference to
                     Exhibits 10.1 to Form 10-Q for the quarter ended March 31,
                     2002].
 10.18         --    Employment Agreement between the Company and Robert E. Dees,
                     Jr., dated as of May 10, 2000 [Incorporated by reference to
                     Exhibit 10.4 to the Form 10-Q for the quarter ended March
                     31, 2000].
 10.19         --    Employment Agreement between the Company and James E.
                     Trevathan dated as of June 1, 2000. [Incorporated by
                     reference to Exhibit 10.19 to Form 10-K for the year ended
                     December 31, 2000].

  EXHIBIT
  NUMBER*                                    DESCRIPTION
  -------                                    -----------
 10.20         --    Employment Agreement between the Company and Charles E.
                     Williams dated as of June 1, 2000. [Incorporated by
                     reference to Exhibit 10.20 to Form 10-K for the year ended
                     December 31, 2000].
 10.21         --    Employment Agreement between the Company and Domenic Pio
                     dated as of April 1, 2001 [Incorporated by reference to
                     Exhibit 10.4 to form 10-Q for the quarter ended June 30,
                     2001].
 10.22         --    Employment Agreement between the Company and Richard T.
                     Felago dated as of May 14, 2001 [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30,
                     2001].
 10.23         --    Employment Agreement between the Company and Robert G.
                     Simpson dated as of October 15, 1998 [Incorporated by
                     reference to Exhibit 10.44 to Form 10-K for the year ended
                     December 31, 1999].
 10.24         --    Employment Agreement between the Company and Barry H.
                     Caldwell dated as of September 23, 2002.
 10.25         --    2000 Broad-Based Employee Plan [Incorporated by reference to
                     Exhibit 10.49 to Form 10-K for the year ended December 31,
                     1999].
 10.26         --    2000 Stock Incentive Plan [Incorporated by reference to
                     Appendix B to the Proxy Statement for the 2000 Annual
                     Meeting of Stockholders].
 10.27         --    2001 Performance Based Compensation Plan [Incorporated by
                     reference to Exhibit 10.3 to Form 10-Q for the quarter ended
                     June 30, 2001].
 12.1          --    Computation of Ratio of Earnings to Fixed Charges.
 21.1          --    Subsidiaries of the Registrant.
 23.1          --    Consent of Independent Auditors
 23.2          --    Information regarding consent of Arthur Andersen LLP.

---------------

* In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the Company's file number under that Act is 1-12154.