Form 10-Q
period 2003-03-31
WASTE MANAGEMENT INC
filed 2003-04-30
CIK 823768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12154

Waste Management, Inc.

(Exact name of registrant as specified in its charter)

Delaware	73-1309529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fannin

Suite 4000
Houston, Texas 77002
(Address of principal executive offices)

(713) 512-6200

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.)     Yes ☑          No ☐

      The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 28, 2003 was 591,373,508 (excluding treasury shares of 38,908,953).

TABLE OF CONTENTS

PART I
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
Amended Revolving Credit Agreement
Amended Revolving Credit Agreement
Computation of Ratio of Earnings to Fixed Charges
Letter re Changes in Accounting Principles
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I

Item 1.     Financial Statements

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

ASSETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
Current assets:
Cash and cash equivalents	$381	$264
Accounts receivable, net of allowance for doubtful accounts of $62 and $60, respectively	1,373	1,379
Notes and other receivables	250	265
Parts and supplies	78	80
Deferred income taxes	557	551
Prepaid expenses and other assets	192	161

Total current assets	2,831	2,700
Property and equipment, net of accumulated depreciation and amortization of $8,875 and $8,498, respectively	10,707	10,612
Goodwill	5,151	5,079
Other intangible assets, net	115	105
Other assets	1,112	1,135

Total assets	$19,916	$19,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$501	$526
Accrued liabilities	2,024	2,002
Deferred revenues	415	414
Current portion of long-term debt	166	231

Total current liabilities	3,106	3,173
Long-term debt, less current portion	8,164	8,062
Deferred income taxes	1,577	1,548
Landfill and environmental liabilities	1,126	884
Other liabilities	553	637

Total liabilities	14,526	14,304

Minority interest in subsidiaries	46	19

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,510	4,513
Retained earnings	1,934	1,873
Accumulated other comprehensive loss	(141)	(179)
Treasury stock at cost, 38,918,722 and 35,682,000 shares, respectively	(965)	(905)

Total stockholders’ equity	5,344	5,308

Total liabilities and stockholders’ equity	$19,916	$19,631

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Operating revenues	$2,716	$2,609

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	1,793	1,565
Selling, general and administrative	323	387
Depreciation and amortization	302	294
Restructuring	20	37
Asset impairments and unusual items	(1)	(6)

	2,437	2,277

Income from operations	279	332

Other income (expense):
Interest expense	(109)	(118)
Interest income	2	4
Minority interest	(1)	(1)
Other income, net	4	2

	(104)	(113)

Income before income taxes	175	219
Provision for income taxes	68	83

Income before cumulative effect of changes in accounting principles	107	136
Cumulative effect of changes in accounting principles, net of income tax benefit of $31 in 2003 and $0 in 2002	(46)	2

Net income	$61	$138

Basic earnings per common share:
Income before cumulative effect of changes in accounting principles	$0.18	$0.22
Cumulative effect of changes in accounting principles	(0.08)	—

Net income	$0.10	$0.22

Diluted earnings per common share:
Income before cumulative effect of changes in accounting principles	$0.18	$0.22
Cumulative effect of changes in accounting principles	(0.08)	—

Net income	$0.10	$0.22

Pro forma income and earnings per common share assuming changes in accounting principles described in Note 1 are applied retroactively:
Income before cumulative effect of changes in accounting principles	$107	$119
Basic earnings per common share before cumulative effect of changes in accounting principles	$0.18	$0.19
Diluted earnings per common share before cumulative effect of changes in accounting principles	$0.18	$0.19

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$61	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of changes in accounting principles	46	(2)
Provision for bad debts	12	9
Depreciation and amortization	302	294
Deferred income tax provision	43	34
Minority interest	1	1
Net gain on disposal of assets	(2)	(1)
Effect of asset impairments and unusual items	(1)	(6)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	45	130
Prepaid expenses and other current assets	(38)	(33)
Other assets	30	(15)
Accounts payable and accrued liabilities	(86)	(146)
Deferred revenues and other liabilities	16	33

Net cash provided by operating activities	429	436

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(85)	(48)
Capital expenditures	(212)	(180)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	16	37
Net receipts from restricted funds	54	61
Other	—	(1)

Net cash used in investing activities	(227)	(131)

Cash flows from financing activities:
New borrowings	6	—
Debt repayments	(21)	(439)
Common stock repurchases	(68)	(300)
Exercise of common stock options and warrants	2	10
Other	(4)	—

Net cash used in financing activities	(85)	(729)

Effect of exchange rate changes on cash and cash equivalents	—	—

Increase (decrease) in cash and cash equivalents	117	(424)
Cash and cash equivalents at beginning of period	264	730

Cash and cash equivalents at end of period	$381	$306

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount

Balance, December 31, 2002	630,282	$6	$4,513	$1,873	$(179)	(35,682)	$(905)
Net income	—	—	—	61	—	—	—
Common stock issued upon exercise of stock options and warrants, including tax benefit of $0.2	—	—	(1)	—	—	97	3
Common stock repurchases, net of settlements	—	—	—	—	—	(3,563)	(68)
Unrealized loss resulting from changes in fair values of derivative instruments, including tax benefit of $2	—	—	—	—	(3)	—	—
Minimum pension liability adjustment, net of taxes of $1	—	—	—	—	1	—	—
Translation adjustment of foreign currency statements	—	—	—	—	40	—	—
Other	—	—	(2)	—	—	229	5

Balance, March 31, 2003	630,282	$6	$4,510	$1,934	$(141)	(38,919)	$(965)

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

      The condensed consolidated financial statements of Waste Management, Inc., a Delaware corporation, and subsidiaries presented herein are unaudited. When the terms “Waste Management,” “WMI,” the “Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and predecessors, unless the context requires otherwise. In the opinion of management, these financial statements include all adjustments, which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in the estimates and assumptions that we use in the preparation of our financial statements. Additionally, the estimates and assumptions used in determining landfill airspace amortization rates per ton, final capping, closure and post-closure liabilities as well as environmental remediation liabilities require significant engineering and accounting input. We review these estimates and assumptions no less than annually. In many circumstances, the ultimate outcome of these estimates and assumptions may not be known for decades into the future. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations or future operational plans, and the inherent imprecision associated with estimating matters so far into the future. See “Management’s Discussion and Analysis” elsewhere herein.

      In the first quarter of 2003, we adopted certain changes in accounting principles that impact the comparability of the financial information presented herein. See Note 1 for information regarding these changes.

      Reclassifications — On January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30. Upon the adoption of SFAS No. 145, we reclassified first quarter 2002 losses on the extinguishment of debt of $1 million that had previously been reported as extraordinary. The impact of this reclassification on the results of operations for the quarter ended March 31, 2002 was a $2 million increase in interest expense and a $1 million decrease in the tax provision.

      Additionally, certain reclassifications have been made in the prior period condensed consolidated statement of cash flows in order to conform to the current period presentation.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     2003 Accounting Changes

      The following table summarizes the pro forma impact to income before cumulative effect of changes in accounting principles and earnings per common share for the three months ended March 31, 2002 of the accounting changes implemented beginning January 1, 2003 (in millions, except per share amounts).

Reported income before cumulative effect of changes in accounting principles	$136
Repairs and maintenance, net of tax
Loss contracts, net of tax	(9)
Adoption of SFAS No. 143, net of tax	(8)

Pro forma income	$119

Basic earnings per common share:
Reported income before cumulative effect of changes in accounting principles	$0.22
Repairs and maintenance, net of tax
Loss contracts, net of tax	(0.02)
Adoption of SFAS No. 143, net of tax	(0.01)

Pro forma income	$0.19

Diluted earnings per common share:
Reported income before cumulative effect of changes in accounting principles	$0.22
Repairs and maintenance, net of tax
Loss contracts, net of tax	(0.02)
Adoption of SFAS No. 143, net of tax	(0.01)

Pro forma income	$0.19

     Repairs and Maintenance

      Through December 31, 2002, we accrued in advance for major repairs and maintenance expenditures and we deferred costs associated with annual plant outages at our waste-to-energy facilities and independent power production plants (“IPPs”). Effective January 1, 2003, we changed our policy from this method to one that expenses these costs as they are incurred. In the first quarter of 2003, we recorded approximately $25 million, net of taxes, or $0.04 per diluted share, as a credit to cumulative effect of changes in accounting principles. We believe this accounting change is preferable because it (i) provides operating results that more clearly reflect the timing and amount of required expenditures, (ii) more clearly reflects our assets and liabilities, and (iii) reduces the need to make additional estimates and assumptions. The effect of this change in accounting principle is immaterial to our results of operations for the three months ended March 31, 2003.

     Loss Contracts

      Through December 31, 2002, we accrued for future losses under customer contracts that over the contract life were projected to have direct costs greater than revenues. Effective January 1, 2003, we changed our policy from this method to one that expenses these losses as they are incurred. In the first quarter of 2003, we recorded approximately $30 million, net of taxes, or $0.05 per diluted share, as a credit to cumulative effect of changes in accounting principles. We believe this accounting change is preferable because it (i) provides operating results that more clearly reflect the timing and amount of contract losses generated, (ii) more clearly reflects our liabilities, and (iii) reduces the need to make additional estimates and assumptions. The effect of this change in accounting principle is immaterial to our results of operations for the three months ended March 31, 2003.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Adoption of SFAS No. 143 — Accounting for Asset Retirement Obligations

      In connection with the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, we recorded approximately $101 million, including tax benefit, or $0.17 per diluted share, in the first quarter of 2003 as a charge to cumulative effect of changes in accounting principles. Substantially all of this charge was related to changes in accounting for landfill final capping, closure and post-closure costs. The effect of applying the provisions of SFAS No. 143 was a reduction in income before cumulative effect of changes in accounting principles for the three months ended March 31, 2003 of approximately $8 million, including tax benefit, or $0.01 per diluted share.

      Effective January 1, 2003, our method of accounting for landfill closure and post-closure, as well as landfill final capping, changed as a result of our adoption of SFAS No. 143. SFAS No. 143 does not change the basic landfill accounting that we and others in the waste industry have followed historically. Through December 31, 2002, the waste industry generally recognized expenses associated with (i) amortization of capitalized and future landfill asset costs and (ii) future closure and post-closure obligations on a units-of-consumption basis as airspace was consumed over the life of the related landfill. This practice, referred to as life cycle accounting within the waste industry, continues to be followed. The table below compares our historical practices and current practices of accounting for landfill final capping, closure and post-closure activities.

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Definitions:
Final Capping	Capital asset related to installation of flexible membrane and geosynthetic clay liners, drainage and compacted soil layers and topsoil constructed over areas of landfill where total airspace capacity has been consumed	Reflected as an asset retirement obligation, on a discounted basis, rather than a capital asset

Closure	Includes last final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified closed	No change, except that last final capping event of each landfill will be treated as a part of final capping

Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency	No change

Discount Rate:	Risk-free rate (5.0% at December 31, 2002)	Credit-adjusted, risk-free rate (7.25% at January 1, 2003)

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Cost Estimates:	Costs were estimated based on performance, principally by third parties, with a small portion performed by the Company	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity

Inflation:	Cost was inflated to period of performance (2.0% at December 31, 2002)	Inflation rate changed to 2.5% effective January 1, 2003

Recognition of Assets and Liabilities:
Final Capping	Costs were capitalized as spent, except for the last final capping event occurring after the landfill closed, which was accounted for as part of closure; spending was included in capital expenditures within investing activities in the statement of cash flows	Each final capping event is accounted for as a discrete obligation. All final capping is recorded as a liability and asset, based on the discounted cash flow associated with each final capping event, as airspace is consumed related to the specific final capping event; spending is reflected as a change in liabilities within operating activities in the statement of cash flows

Closure and post-closure	Accrued over the life of the landfill; the discounted cash flow associated with such liabilities was recorded to accrued liabilities, with a corresponding charge to cost of operations as airspace is consumed	Accrued over the life of the landfill; the discounted cash flow associated with such liabilities is recorded to accrued liabilities, with a corresponding increase in landfill assets as airspace is consumed

Statement of Operations Expense:
Liability accrual	Expense charged to cost of operations at same amount accrued to liability	Not applicable

Landfill asset amortization	Not applicable for landfill closure and post closure obligations. For final capping, the capitalized and expected future costs (on an undiscounted basis) were amortized as airspace was consumed over the life of the landfill	Landfill asset is amortized to depreciation and amortization expense as airspace is consumed over the life of the specific final capping event or life of landfill for closure and post-closure

Accretion	Expense, charged to cost of operations, was accrued at risk-free rate over the life of the landfill as airspace was consumed	Expense, charged to cost of operations, is accreted at credit-adjusted, risk-free rate (7.25%) under the effective interest method

      We amortize landfill retirement costs arising from closure and post-closure obligations, which are capitalized as part of the landfill asset, using our historical landfill accounting practices. We amortize landfill

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement costs arising from final capping obligations, which are also capitalized as part of the landfill asset, on a units-of-consumption basis over the number of tons of waste that each final capping event covers.

      The following table summarizes the balance sheet impact of the adoption of SFAS No. 143 (in millions):

	Balance at		Balance at
	December 31,		January 1,
	2002	Change	2003

Landfill assets	$8,607	$257	$8,864
Accumulated landfill airspace amortization	(3,539)	(161)	(3,700)

Net landfill assets	$5,068	$96	$5,164

Current landfill and environmental liabilities	$114	$67	$181
Long-term landfill and environmental liabilities	884	199	1,083

Total landfill and environmental liabilities	$998	$266	$1,264

2.	Landfill and Environmental Liabilities

     Landfill

      We have material financial commitments for final capping, closure and post-closure obligations with respect to our landfills. We develop our estimates of final capping, closure and post-closure obligations using input from our engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques. In general, we contract with third parties to fulfill most of our obligations for final capping, closure and post-closure. Accordingly, the fair value of these obligations is based upon quoted and actual prices paid for similar work. We intend to perform some of these capping, closure and post-closure activities using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, we have added a profit margin to the estimated cost of such services to better reflect their fair value. When we then perform these services internally, the added profit margin is recognized as a component of operating income in the period earned. An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In the waste industry, there is no market that exists for selling the responsibility for final capping, closure and post-closure independent of selling the landfill in its entirety. Accordingly, we believe that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flows for landfill asset retirement obligations.

      Once we have determined the final capping, closure and post-closure costs, we then inflate those costs to the expected time of payment and discount those expected future costs back to present value. We inflate these costs in current dollars until the expected time of payment using an inflation rate of 2.5% and discount these costs to present value using a credit-adjusted, risk-free discount rate of 7.25%. We reviewed the inflation rate to be used for 2003 and determined that a rate of 2.5%, which is the rate used by most waste industry participants, was appropriate. The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

      Management reviews the estimates of our obligations at least annually. Significant changes in inflation rates and the amount and timing of future final capping, closure and post-closure cost estimates typically result in both (i) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill’s capacity consumed, and (ii) a change in liability and asset amounts to be recorded

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prospectively over the remaining capacity of the landfill. Any change related to the capitalized and future cost of the landfill asset is then recognized in amortization expense prospectively over the remaining capacity of the landfill.

      We record the estimated fair value of final capping, closure and post-closure liabilities for our landfills based on the respective final capping or landfill capacities consumed through the current period. The liability and corresponding asset are recorded on a per-ton basis. The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill. Additionally, the estimated fair value of total final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Closure and post-closure accruals consider estimates for methane gas control, leachate management and ground-water monitoring and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure. Daily maintenance activities, which include many of these costs, are incurred during the operating life of the landfill and are expensed as incurred. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill final cap; fence and road maintenance; and third party inspection and reporting costs. For purchased disposal sites, we assess and record final capping, closure and post-closure liabilities at the time we assume such responsibilities. Such liabilities are based on the estimated fair value of final capping, closure and post-closure costs and the percentage of airspace consumed related to such obligations as of the date we assumed the responsibility. Thereafter, we account for the landfill and related final capping, closure and post-closure obligations consistent with the policy described above.

      Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in operating costs on the income statement.

      In the United States, the closure and post-closure requirements are established by the EPA’s Subtitles C and D regulations, as implemented and applied on a state-by-state basis. The costs to comply with these requirements could increase in the future as a result of legislation or regulation.

     Environmental

      We routinely review and evaluate sites that require remediation, including sites listed on the EPA’s National Priorities List, or NPL. We consider whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we were connected with the site. We also review the same information with respect to other named and unnamed PRPs, or potentially responsible parties. We then review the estimated cost for the likely remedy, which we base on (i) management’s judgment and experience in remediating such sites; (ii) information available from regulatory agencies as to costs of remediation; (iii) the number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and (iv) the typical allocation of costs among PRPs. These estimates are sometimes a range of “reasonably possible” outcomes, meaning outcomes that we believe to be more than remote but less than likely. In those cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies and its interpretations. Were we to use the high ends of such ranges, our potential liability would be approximately $210 million higher on a discounted basis in the aggregate than the estimate recorded in the consolidated financial statements as of March 31, 2003.

      As of March 31, 2003, we had been notified that we are a PRP in connection with 75 locations listed on the NPL. Through various acquisitions we have come to own 17 of these sites, although they were initially developed by others as disposal facilities. We are working in conjunction with the government to characterize

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or remediate identified site problems and have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at, or near, the time that we make remedial expenditures. Claims have been made against us at another 58 sites we do not own where we have been an operator, transporter or generator of waste. These claims are at different procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is also known as Superfund. At some of these sites, our liability is well defined as a consequence of a governmental decision and an agreement among liable parties as to the allocation of costs. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain. Any of these matters could have a material adverse effect on our consolidated financial statements.

      Estimates of our degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities that could be material. Additionally, our ongoing review of our remediation liabilities could result in revisions that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

      Where we believe that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (2.5% at March 31, 2003 and 2.0% at December 31, 2002) until the expected time of payment and discount the cost to present value using a risk-free discount rate with a term approximating the weighted average period until settlement of the underlying obligation (4.0% at March 31, 2003 and 5.0% at December 31, 2002). We review the inflation rate and discount rate, which are based on the rates for United States Treasury bonds, on an annual basis. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs and expenses.

      Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2003			December 31, 2002

	Landfill(a)	Remediation	Total	Landfill(a)	Remediation	Total

Current (in accrued liabilities)	$120	$61	$181	$49	$65	$114
Long-term	834	292	1,126	606	278	884

	$954	$353	$1,307	$655	$343	$998

a)	As of March 31, 2003, landfill liabilities include our final capping, closure and post-closure obligations under the provisions of SFAS No. 143. Final capping obligations to be discharged during the operating lives of landfills are not included in landfill liabilities as of December 31, 2002.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The changes to landfill and environmental remediation liabilities for the three months ended March 31, 2003 and March 31, 2002 are as follows (in millions):

	Landfill	Remediation

January 1, 2003	$655	$343
Cumulative effect of change in accounting principle	266	--
Obligations incurred and capitalized	12	--
Obligations settled	(7)	(8)
Interest accretion	15	2
Revisions in estimates	1	9
Acquisitions, divestitures and other adjustments	12	7

March 31, 2003	$954	$353

January 1, 2002	$626	$320
Expense	11	3
Spending	(6)	(6)
Acquisitions, divestitures and other adjustments	6	(16)

March 31, 2002	$637	$301

      The fair value of assets that are legally restricted for purposes of settling closure and post-closure obligations was approximately $105 million at March 31, 2003, and included as other long-term assets in our condensed consolidated balance sheets.

3.     Debt and Interest Rate Derivatives

     Debt

      Debt consisted of the following (in millions):

	March 31,		December 31,
	2003		2002

Revolving credit facilities	$--		$--
Senior notes and debentures, maturing through 2032, interest of 6.375% to 8.75%	6,177		6,164
Tax-exempt and project bonds, principal payable in periodic installments, maturing through 2031, fixed and variable interest rates ranging from 1.15% to 10.0% (weighted average interest rate of 4.0%) at March 31, 2003	1,926		1,896
5.75% convertible subordinated notes due 2005	32		32
Capital leases and other notes payable, maturing through 2022, interest rates up to 12%	195		201

	8,330		8,293
Less current portion	166	(a),(b)	231 (c)

	$8,164		$8,062

a)	As of March 31, 2003, we have $434 million of 6.375% senior notes due December 1, 2003. We also have $450 million of 7.1% senior notes due August 1, 2026 that are subject to early redemption on August 1, 2003 at the option of the holders. We classified approximately $830 million of these borrowings as long-term at March 31, 2003 based upon our available capacity of $830 million at March 31, 2003 under our two revolving credit facilities, which are both long-term, to refinance these borrowings at their respective maturity or repayment date. We intend to pursue other sources of long-term financing to refinance the borrowings; however, in the event other sources of long-term financing are not available, we intend to use our revolving credit facilities.

b)	We have $498 million of tax-exempt bonds at March 31, 2003 that mature through 2031 that are remarketed weekly by a remarketing agent. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to the Company. We have obtained letters of credit, issued under our revolving credit facilities, to guarantee repayment of the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bonds in this event. We classified these borrowings as long-term at March 31, 2003 because the borrowings are supported by letters of credit issued under our two revolving credit facilities, which are both long-term.

c)	As of December 31, 2002, we had $434 million of 6.375% senior notes due December 1, 2003. We also had $450 million of 7.1% senior note due August 1, 2026 that are subject to early redemption on August 1, 2003 at the option of the holders. We have classified $770 million of these borrowings as long-term at December 31, 2002 based upon our available capacity of $770 million at December 31, 2002 under our two revolving credit facilities, which are both long-term, to refinance these borrowings at their respective maturity or repayment date. We intend to pursue other sources of long-term financing to refinance the borrowings; however, in the event other sources of long-term financing are not available, we intend to use our revolving credit facilities.

     As of March 31, 2003, we had a three year, $650 million syndicated revolving credit facility and a five year, $1.75 billion syndicated revolving credit facility. The three year revolver matures in June 2005 and the five year revolver matures in June 2006. As of March 31, 2003, we had letters of credit in the aggregate amount of approximately $1.70 billion (of which approximately $1.57 billion are issued under the revolving credit facilities) that generally have terms allowing automatic renewal after one year. At March 31, 2003, no balances were outstanding under our revolving credit facilities and we had unused and available credit capacity under these facilities of approximately $830 million.

      As of March 31, 2003, we are required to maintain the following financial covenants under our revolving credit facilities: (i) an interest coverage ratio; (ii) total debt to EBITDA; and (iii) minimum net worth, all as defined in the credit facilities solely for the purpose of determining compliance with the covenants. The interest coverage ratio requires that at the end of any fiscal quarter we will not permit the ratio of (A) our consolidated net income plus interest expense and income taxes (“EBIT”) for the four fiscal quarters then ending to (B) consolidated total interest expense for such period, to be less than 3 to 1. The total debt to EBITDA covenant requires that at the end of any fiscal quarter, we will not permit the ratio of (A) all indebtedness and certain contingent liabilities such as financial guarantees to (B) EBIT plus depreciation and amortization expense (“EBITDA”) for the four fiscal quarters then ending to exceed 3.25 to 1. Our minimum net worth covenant restricts us from allowing the sum of stockholders’ equity to be less than $3.5 billion plus 75% of our cumulative consolidated net income for each fiscal quarter, beginning with the first fiscal quarter ended March 31, 2001. We are in compliance with all covenants under our revolving credit facilities and all other debt instruments.

      Our tax-exempt and project bonds are primarily related to industrial revenue bonds issued for the construction of various facilities. Proceeds from these financing arrangements are treated as non-cash financing activities for purposes of the statement of cash flows as the proceeds are directly deposited into trust funds, and we do not have the ability to utilize the funds in regular operating activities. Accordingly, our March 2003 issuance of approximately $37 million of tax-exempt bonds maturing through 2028 was treated as a non-cash financing activity.

      Our debt balances are generally unsecured, except for approximately $612 million of the tax-exempt and project bonds outstanding at March 31, 2003 that are issued by certain of our subsidiaries within the Wheelabrator Group and secured by the related subsidiary’s assets and revenue.

     Interest rate swaps

      We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt, which was approximately 67% fixed and 33% floating

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at March 31, 2003. Interest rate swap agreements outstanding as of December 31, 2002 and March 31, 2003 are set forth in the table below (dollars in millions):

	Notional						Fair Value
As of	Amount	Receive		Pay		Maturity Date	Asset/(Liability)(a)

December 31, 2002	$19	Floating	1.38%	Fixed	7.27%	Through December 31, 2012	$(3	)(b)
December 31, 2002	$2,000	Fixed	6.38% - 7.65%	Floating	2.97% - 4.91%	Through July 15, 2028	$34	(c)
March 31, 2003	$18	Floating	1.28%	Fixed	7.27%	Through December 31, 2012	$(3	)(b)
March 31, 2003	$2,250	Fixed	6.38% - 7.65%	Floating	3.07% - 5.41%	Through December 15, 2017	$31	(c),(d)

a)	The fair value of interest rate derivatives is included in our balance sheets as components of other long-term assets and other long-term liabilities. Fair values of these interest rate derivatives are based on third party pricing models.

b)	The terms of this interest rate derivative contract do not qualify for hedge accounting. Therefore, the contract is accounted for at fair value with changes in fair value recognized immediately in interest expense.

c)	These interest rate derivatives qualify for hedge accounting. Therefore, changes in fair value of these interest rate swap contracts are deferred and recognized as an adjustment to interest expense over the remaining life of the hedged instrument.

d)	The fair value of these interest rate derivatives is a net fair value asset of $31 million that is comprised of $36 million of other long-term assets and $5 million of other long-term liabilities.

     In March 2003, we elected to terminate interest rate swap agreements with a notional amount of $400 million prior to the scheduled maturities and received cash of $27.3 million (which is comprised of $24.9 million for the fair value of the swaps terminated and $2.4 million of accrued but unpaid interest receivable) from the counterparties to the interest rate swaps. We had designated these swap agreements as fair value hedges, and as such the unamortized adjustment to long-term debt for the change in fair value of the swaps remains classified with long-term debt. The proceeds received from the termination of the interest rate swap agreements have been classified as a change in other assets or other liabilities within operating activities in the accompanying condensed consolidated statement of cash flows.

      Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by approximately $251 million as of March 31, 2003 and $239 million as of December 31, 2002. The following table summarizes the accumulated fair value adjustments from interest rate swap agreements by underlying debt instrument category (in millions):

Increase in carrying value of debt due to	March 31,		December 31,
hedge accounting for interest rate swaps	2003		2002

Senior notes and debentures:
Active swap agreements	$31		$34
Terminated swap agreements	219	(a)	203

	250		237
Tax-exempt and project bonds:
Terminated swap agreements	1	(a)	2

	$251		$239

a)	Of these amounts, $41 million (on a pre-tax basis) is scheduled to be reclassified as a credit to interest expense over the next twelve months.

     Interest rate swap agreements reduced net interest expense by $24 million for the three months ended March 31, 2003 and $20 million for the three months ended March 31, 2002. The significant terms of the interest rate contracts and the underlying debt instruments are identical and therefore, no ineffectiveness has been realized.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest rate locks

      During 2002 and 2001, we entered into cash flow hedges to secure the underlying interest rates in anticipation of our senior note issuances. These hedging agreements resulted in a deferred loss, net of taxes, of $39 million at March 31, 2003, which is included in accumulated other comprehensive income. Of this amount, $5 million (on a pre-tax basis) is scheduled to be reclassified into interest expense over the next twelve months.

4.	Fiber Derivatives and Hedging Transactions

      We are a market maker in over-the-counter derivatives for waste paper and other paper commodities (“fiber derivatives”). As there is no regulated exchange market for these commodities, fair value assessments of our fiber derivatives are based on information from independent, third party broker dealers, alternate price sources, and our view of the market’s economic fundamentals. Although these assessments represent our best estimates on any given day, the values, as reported on March 31, 2003, will change over time due to subsequent fluctuations in market conditions. As of March 31, 2003, the net fair value of our fiber derivatives was a net liability of approximately $7 million.

      We enter into fiber swap agreements to mitigate the variability in cash flows of certain waste paper products expected to be sold from our material recovery facilities and account for these derivatives as cash flow hedges. Our fiber derivatives designated as hedges have an average term of approximately two years with the maximum term being five years. The terms of the agreements represent the span of time over which we are hedging our exposure to variability in future cash flows from the sale of waste paper products. As of March 31, 2003, we have included a net deferred loss on these cash flow hedges of approximately $5 million, net of taxes, in accumulated other comprehensive income. We expect to reclassify approximately $7 million (on a pre-tax basis) of deferred loss as a reduction in revenues over the next twelve months. The ineffective portion of our fiber hedges was immaterial in both 2002 and 2003.

      We have also entered into certain fiber swap agreements with the objective of generating profits from changes in market prices of waste paper and other paper products. These derivatives are not designated as hedges and are accounted for at fair value, with changes in fair value reflected immediately in earnings. These derivatives reduced revenues by approximately $300,000 for the three months ended March 31, 2003 and $200,000 for the corresponding prior year period.

      All of our derivative transactions are subject to our risk management policy, which includes careful monitoring of the credit worthiness of each counterparty. To the extent a counterparty in these transactions is unable to meet its monthly settlement commitments, our exposure to credit risk increases.

5.	Income Taxes

      The current tax obligations associated with the provision for income taxes recorded in the statements of operations are reflected in the accompanying condensed consolidated balance sheets as a component of accrued liabilities, and the deferred tax obligations are reflected in deferred income taxes. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2003 and March 31, 2002 is primarily due to state and local income taxes, offset in part by non-conventional fuel tax credits.

6.	Comprehensive Income

      Comprehensive income represents the change in our equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Comprehensive income for the three months ended March 31, 2003 and March 31, 2002 was as follows (in millions):

	Three Months Ended
	March 31,

	2003	2002

Net income	$61	$138

Other comprehensive income (loss):
Minimum pension liability adjustment, net of taxes	1	--
Unrealized loss resulting from changes in fair values of derivative instruments, including tax benefit	(3)	--
Unrealized loss on marketable securities, net of taxes	--	(3)
Translation adjustment of foreign currency statements	40	1

Other comprehensive income (loss)	38	(2)

Comprehensive income	$99	$136

      The components of accumulated other comprehensive loss were as follows:

	March 31,	December 31,
	2003	2002

Minimum pension liability adjustment, net of taxes	$--	$(1)
Accumulated unrealized loss on derivative instruments, including tax benefit	(42)	(39)
Cumulative translation adjustment of foreign currency statements	(99)	(139)

	$(141)	$(179)

7.	Earnings Per Share and Stock Based Compensation

      The following reconciles the number of common shares outstanding at March 31 of each year presented to the weighted average number of common shares outstanding and to the weighted average number of common and dilutive potential common shares outstanding for the purposes of calculating basic and diluted earnings per common share (shares in millions):

	Three Months Ended
	March 31,

	2003	2002

Number of common shares outstanding at end of period	591.4	617.8
Effect of using weighted average common shares outstanding	2.3	8.1

Weighted average basic common shares outstanding	593.7	625.9
Dilutive effect of common stock options and warrants	1.9	4.4
Dilutive effect of contingently issuable shares	0.2	--

Weighted average diluted common shares outstanding	595.8	630.3

      For each of the periods presented above, we excluded the effect of our convertible subordinated notes from the diluted earnings per share calculation because the inclusion of this item would have been antidilutive. For the three months ended March 31, 2003, we have included in our weighted average diluted common shares outstanding approximately 200,000 shares that are contingently issuable. The contingent issuance of our common stock is based upon an obligation that may be incurred to settle our March 2003 private accelerated common stock repurchase in May 2003. For further discussion see Note 8.

      At March 31, 2003, there were approximately 53.7 million shares of common stock potentially issuable with respect to stock options, warrants and convertible debt. We excluded approximately 33.3 million of these

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares from the diluted earnings per share computation because their exercise price was greater than the average per share market price of our stock for the three month period ended March 31, 2003. Including the impact of these potentially issuable shares in the current period calculations would have been antidilutive at March 31, 2003, but may dilute earnings per share in future periods.

      We account for our stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended. Pursuant to APB No. 25, we recognize no compensation cost for our stock option grants because the number of shares potentially issuable is fixed, and the exercise price of all of our stock options is fixed and equal to the fair market value of the underlying stock on the date of grant.

      The following schedule reflects the pro forma impact on net income and earnings per common share of accounting for our stock option grants using SFAS No. 123, Accounting for Stock-Based Compensation, which would result in the recognition of compensation expense for the fair value of stock option grants as computed using the Black-Scholes option-pricing model (in millions, except per share amounts).

	Three Months Ended
	March 31,

	2003	2002

Reported net income	$61	$138
Less: compensation expense per SFAS No. 123, net of tax	15	18

Pro forma net income	$46	$120

Basic earnings per common share:
Reported net income	$0.10	$0.22
Less: compensation expense per SFAS No. 123, net of tax	0.02	0.03

Pro forma net income	$0.08	$0.19

Diluted earnings per common share:
Reported net income	$0.10	$0.22
Less: compensation expense per SFAS No. 123, net of tax	0.02	0.03

Pro forma net income	$0.08	$0.19

8.	Common Stock Repurchases

      In February 2002 we announced that our Board of Directors had approved a stock repurchase program for up to $1 billion in annual repurchases each year through 2004, to be implemented at management’s discretion. Under the program, our purchases may be made in either open market or privately negotiated transactions primarily using cash flows from operations.

      The following is a summary of our 2003 activity under the stock repurchase program (in millions, except shares in thousands and price per share in dollars).

	Agreement		Common Stock		Total			Net
					Purchase	Settlement		Common Stock
Transaction Type	Initiating Date	Settlement Date	Shares	Price per Share	Price	Received		Repurchases

Private Accelerated Purchase (a)	December 2002	February 2003	1,731	$24.52	$42	$3	(b)	$39
Private Accelerated Purchase (a)	March 2003	May 2003	2,400	$20.00	$48	$--	(c)	$48
Open Market Purchases (d)	N/A	N/A	1,163	$19.70 - $20.77	$23	N/A		$23

a)	We account for the initial payments as a purchase of treasury stock and classify the future settlements with the counterparty as an equity instrument because we have the option under these agreements to settle our obligations, if any, in shares of our common stock.

b)	The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $3 million less than the approximately $42 million we initially paid. Pursuant to the agreement the counterparty paid us the difference of approximately $3 million at the end of the valuation period to settle the agreement.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c)	If the weighted average daily market price of our stock during the valuation period times the number of shares we purchased is greater than the initial purchase price of $48 million, we must pay the difference to the counterparty. However, if at the end of the valuation period the weighted average daily market price times the number of shares we purchased is less than the initial purchase price of $48 million, the counterparty must pay us the difference. Our intent is to pay any required settlement in shares of our common stock. If settlement was required as of March 31, 2003, we would have issued approximately 200,000 shares to the counterparty. These contingently issuable shares have been included in our weighted average diluted common shares outstanding as of March 31, 2003. See Note 7. The fair value of shares required to settle this agreement would change by approximately $2 million for every one dollar of change in the weighted average price of our common stock during the valuation period. However, we are unable to predict the number of shares that could be required to settle this agreement in May 2003, as this settlement mechanism is dependent upon the future market value of our common stock.

d)	We engaged in open market purchases during the first quarter of 2003 when trading was allowed pursuant to law and our insider trading policy.

9.	Commitments and Contingencies

      Financial instruments — We have provided letters of credit, performance bonds, trust funds, financial guarantees and insurance policies to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, and other obligations. We also use insurance policies issued by our wholly-owned insurance company, the sole business of which is to issue us policies, to secure such performance obligations. In those instances where our use of captive insurance is not allowed, we generally have available alternative bonding mechanisms. Because virtually no claims have been made against these financial instruments in the past, and considering our current financial position, management does not expect that these instruments will have a material adverse effect on our consolidated financial statements. We have not experienced any unmanageable difficulty in obtaining performance bonds or letters of credit for our current operations. In an ongoing effort to mitigate risks of future cost increases and reductions in available capacity, we continue to evaluate various options to access cost-effective sources of financial assurance.

      For the 14 months ended January 1, 2000, we insured certain risks, including auto, general and workers’ compensation, with Reliance National Insurance Company, whose parent filed for bankruptcy in June 2001. While it is not possible to predict the outcome of proceedings involving Reliance, we believe that because of various insurance guarantee funds and potential recoveries from the liquidation, it is unlikely that events relating to Reliance will have a material adverse impact on our financial statements.

      Guarantees — We have entered into the following guarantee agreements associated with our operations.

•	Waste Management Holdings, Inc. (“WM Holdings”), one of Waste Management, Inc.’s (the “Parent”) wholly-owned subsidiaries, has fully and unconditionally guaranteed the Parent’s senior indebtedness that matures through 2032. The Parent has fully and unconditionally guaranteed the senior indebtedness of WM Holdings that matures through 2026 and WM Holdings’ 5.75% convertible subordinated notes due 2005. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 12 for further information.

•	The Parent has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, the Parent will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 3 for information on tax-exempt balances and maturities.

•	We have guaranteed approximately $53 million of debt primarily for entities that we account for under the equity method of accounting. The related debt, which matures through 2021, is not recorded on our consolidated balance sheets, and we have not recorded any liability for these guarantees. We have ongoing projects with the entities and have deemed that our performance under these guarantees is not likely.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Certain of our subsidiaries have guaranteed the market value of certain homeowners’ properties that are adjacent to our landfills. These guarantee agreements extend over the life of the landfill. Under these agreements, we would be responsible for the difference between the sale value and the market value of the homeowners’ properties, if any. We do not believe it is possible to determine the contingent obligation associated with these guarantees, but we do not believe it would have a material effect on our financial position or results of operations.

•	The Company has indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. We do not believe that it is possible to determine the contingent obligations associated with these indemnities.

      We currently believe that it is not reasonably likely that we will be required to perform under these guarantee agreements or that any performance requirement would have a material impact on our consolidated financial statements.

      Environmental matters — Our business is intrinsically connected with the protection of the environment. As such, a significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection. Such costs may increase in the future as a result of legislation or regulation. However, we believe that we generally tend to benefit when environmental regulation increases, because such regulations increase the demand for our services, and that we have the resources and experience to manage environmental risk.

      For more information regarding commitments and contingencies with respect to environmental matters, see Note 2.

      Litigation — In December 1999, an individual brought an action against the Company, five former officers of WM Holdings, and WM Holdings’ former independent auditor, Arthur Andersen LLP, in Illinois state court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998. The action is for alleged acts of common law fraud, negligence and breach of fiduciary duty. In May 2001, the court granted in part and denied in part the defendants’ motion to dismiss. This action is currently in the discovery stage and the extent of possible damages, if any, has not yet been determined.

      We are one of the defendants in a class action lawsuit arising from events related to our earnings announcements in July and August of 1999. On November 7, 2001, we announced that we had reached a settlement agreement with the plaintiff in this case, resolving all claims against us as well as claims against our current and former officers and directors. The agreement provides for a payment of $457 million to members of the class and for us to consent, for settlement purposes, to the certification of a class of purchasers or acquirers of our securities from June 11, 1998 through November 9, 1999. The payment provided for by the settlement agreement, including interest accrued at the Federal Funds rate, is included in the accompanying consolidated balance sheets as a component of accrued liabilities. A hearing was held April 29, 2002 at which the settlement was approved. An appeal of the final ruling and related motions was filed by a former participant in WM Holdings’ ERISA plans on March 27, 2003. This former participant and another individual also filed a separate case in Washington, D.C. against us and others, attempting to increase the recovery of a class of ERISA plan participants based on allegations related to both the events alleged in, and the settlements relating to, the class action against WM Holdings that was settled in 1998 and the complaint in this action.

      Also on November 7, 2001, we announced that we would receive $20 million (less fees of approximately $5 million awarded to counsel for the derivative plaintiffs) as a result of a settlement reached between the derivative plaintiffs and Arthur Andersen in a stockholder derivative suit filed on July 3, 2001 in Texas state court against Arthur Andersen, as our former independent auditor. The derivative plaintiffs alleged, among other things, that Arthur Andersen engaged in professional malpractice in connection with certain services that it performed for us. Arthur Andersen informed us that neither the complaint nor the settlement affected

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its independence in 2001 or prior years, when Arthur Andersen was serving as our independent auditor. The settlement was approved in May 2002. Arthur Andersen’s payment will become due at the same time our payment to the plaintiffs in settlement of the class action lawsuit described above becomes due. Because of the appeal filed in that case in March 2003, we cannot predict when the class action payment will be due, and thus cannot predict when the Arthur Andersen receivable will become due. Although Arthur Andersen has ceased operations, we presently have no reason to believe that the settlement amount will not be paid and we will not collect the receivable we have recorded. Any prolonged delay in the payment ultimately becoming due could make such payment more uncertain, depending on Arthur Andersen’s financial status at such time. If such uncertainties develop in the future, it is reasonably possible that we will be required to write down the receivable up to the full amount due from Arthur Andersen.

      Three groups of stockholders have filed separate lawsuits in state courts in Texas and federal court in Illinois against us and certain of our former officers. The petitions allege that the plaintiffs are substantial stockholders of the Company’s common stock who intended to sell their stock in 1999, or to otherwise protect themselves against loss, but that the individual defendants made false and misleading statements regarding the Company’s prospects that, along with public statements, induced the plaintiffs to retain their stock or not to take other measures. The plaintiffs assert that the value of their retained stock declined dramatically. The plaintiffs assert claims for fraud, negligent misrepresentation, and conspiracy. The Texas state court granted our motion for summary judgment in the first of these cases in March 2002, which the plaintiffs have appealed. The other two cases are in early stages, and the extent of damages, if any, cannot yet be determined.

      Our business is intrinsically connected with the protection of the environment, and there is the potential for the unintended or unpermitted discharge of materials into the environment. From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2003, there were nine proceedings involving our subsidiaries where the sanctions involved in each could potentially exceed $100,000. The matters involve allegations that subsidiaries (i) operated a hazardous waste incinerator in such a way that its air emissions exceeded permit limits, (ii) operated a waste-to-energy facility that, as a result of intermittent and isolated equipment malfunctions, exceeded emission limits and failed to meet monitoring requirements, (iii) are responsible for remediation of landfill gas and chemical compounds required pursuant to a Unilateral Administrative Order associated with an NPL site, (iv) are responsible for late performance of work required under a Unilateral Administrative Order, (v) improperly operated a solid waste landfill and caused excess odors, (vi) improperly operated a solid waste landfill by failing to maintain required records, properly place and cover waste and adhere to proper leachate levels, (vii) violated the state’s clean water act, (viii) did not comply with air regulations requiring control of emissions at a closed landfill, and (ix) improperly operated a solid waste landfill by failing to maintain required leachate levels and erosion control and failing to properly operate and monitor gas wells and adequately control odors and stormwater. Additionally, on April 11, 2003, Alliance Sanitary Landfill, Inc., a wholly-owned subsidiary, entered into a Consent Order with the Pennsylvania Department of Environmental Protection, pursuant to which we voluntarily suspended operations at the landfill to address certain gas collection system, leachate collection system and capping deficiencies. We believe the resumption of the operations at the landfill is imminent and will likely occur within days. However, in the Consent Order, we admit to certain odor, dust emission and leachate violations. Although the Order does not assess a penalty, and we retain the legal right to appeal any assessment we believe that a resolution involving penalties in excess of $100,000 is reasonably likely. We do not believe that the fines or other penalties in these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

      It is not possible at this time to predict the impact that the above lawsuits, proceedings, investigations and inquiries may have on us, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. We and each of our subsidiaries intend to defend ourselves vigorously in all the above

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matters. However, it is possible that the outcome of any of these matters may have a material adverse impact on our financial condition or results of operations in one or more future periods.

      We and certain of our subsidiaries are also currently involved in other routine civil litigation and governmental proceedings relating to the conduct of our business. We do not believe that any of these matters will have a material adverse impact on our consolidated financial statements.

      Tax matters — We are currently under audit by the Internal Revenue Service and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. These audits are in various stages of completion. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows. However, we do not believe that any of these matters will have a material adverse impact on our results of operations.

10.     Restructurings

      In February 2003, we reduced the number of Market Areas that make up our geographic operating Groups to 66 from a total of 91 at December 31, 2002, and reduced certain overhead positions to further streamline our organization. Our Market Areas are responsible for the sales and marketing of services and directing the delivery of service by our operating entities. The Market Areas also consolidate financial reporting and provide a range of assistance in the areas of finance and accounting, procurement, people, market planning and development, fleet services, recycling, legal services, engineering, regulatory compliance, safety and public affairs to support our operating entities. These Market Areas all report to one of our seven Groups that divide our operations both geographically into the Eastern, Midwest, Southern, Western and Canadian operations and functionally into Recycling and Wheelabrator. We manage and evaluate our operations through these seven operating Groups, which represent our reporting segments as further described in Note 11. Management believes that this structure will result in a more effective utilization of resources and enable us to more efficiently serve our customers.

      In connection with these efforts and pursuant to our plan of termination with regards to this restructuring, there has been a net workforce reduction of about 700 employees and 270 contract workers. The net workforce reduction involves approximately 60 employees and 270 contract workers at our Houston corporate headquarters and 640 employees in field support positions.

      In the first quarter of 2003, we recorded $20 million of pre-tax charges for costs associated with the implementation of the new structure, all of which is associated with employee severance and benefit costs. Costs associated with this restructuring were accounted for under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We anticipate incurring a total of approximately $22 million in employee severance and benefit costs for this restructuring with the remaining $2 million to be incurred throughout the remainder of 2003. The following table summarizes the total costs recorded during the first quarter of 2003 for each of our operating Groups (in millions).

Total Cost
Recorded

Canadian	$1
Eastern	4
Midwest	2
Southern	4
Western	4
Wheelabrator
Recycling	1
Corporate	4

Total	$20

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We have paid approximately $4 million of the employee severance and benefit costs incurred as a result of this restructuring. As of March 31, 2003, $16 million of the related accrual remained for employee severance and benefit costs. Our obligation for severance payments continues through the first quarter of 2005.

      In 2002, we reorganized the structure of the Company into the Market Areas described above to better align collection, transport, recycling and disposal resources. As part of the restructuring, we reduced the number of field layers of management and eliminated approximately 1,900 field-level administrative and operational positions. In the first quarter of 2002, we recorded $37 million of pre-tax charges for costs associated with the implementation of the new structure. An additional $1 million was recorded in the third quarter of 2002. These charges included $36 million for employee severance and benefit costs and $2 million related to abandoned operating lease agreements. As of March 31, 2003, payments of $36 million for employee severance and benefit costs and for abandoned leases had been recorded against the restructuring liability that was previously established. As of March 31, 2003, $2 million of the related accrual remained for employee severance and benefit costs and abandoned operating lease agreements.

11.     Segment and Related Information

      We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Canadian, Wheelabrator and Recycling Groups. These seven operating Groups are presented below as our reportable segments. These reportable segments, when combined with certain other operations not managed through the seven operating Groups, comprise our North American Solid Waste, or NASW, operations. NASW, our core business, provides integrated waste management services consisting of collection, disposal (solid waste landfill and hazardous waste landfill), transfer, waste-to-energy facilities and IPPs that are managed by Wheelabrator, recycling and other miscellaneous services to commercial, industrial, municipal and residential customers throughout the United States, Puerto Rico and Canada. Our Recycling Group is being reported as a segment for the first time as a result of the January 2003 formation of Recycle America Alliance, an entity organized to optimize the capacity and improve the profitability of our recycling operations. In connection with the formation of Recycle America Alliance, we transferred the majority of the recycling related assets and businesses of our other subsidiaries to Recycle America Alliance. Approximately 80% of our recycling revenues for the three months ended March 31, 2003 was generated by the Recycling Group. The majority of the remaining 20% of our recycling revenues was generated by our Western Group with a smaller contribution made by our other four geographic operating Groups. The operations not managed through our seven operating Groups are presented herein as “Other NASW.” We also had international waste management services and non-solid waste services, all of which were divested by March 31, 2002. However, we do continue to incur minimal administrative expenses in connection with these divestitures. These operations are included in the table below as “Other.”

      Summarized financial information concerning our reportable segments for the respective periods ended March 31 is shown in the following table (in millions). In prior interim period disclosures to the condensed

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements, NASW was presented as one reportable segment. For comparability purposes, prior period information has been restated to conform to the current year presentation.

	Gross	Intercompany		Income
	Operating	Operating	Net Operating	from
Three Months Ended:	Revenues	Revenues(d)	Revenues(e)	Operations(f)

March 31, 2003
Canadian	$117	$(12)	$105	$7
Eastern	862	(165)	697	58
Midwest	502	(84)	418	58
Southern	739	(110)	629	140
Western	602	(79)	523	84
Wheelabrator	199	(16)	183	42
Recycling(a)	133	(3)	130	--
Other NASW(b)	46	(15)	31	3

Total NASW	3,200	(484)	2,716	392
Other	--	--	--	(2)
Corporate(c)	--	--	--	(111)

Total	$3,200	$(484)	$2,716	$279

March 31, 2002
Canadian	$114	$(11)	$103	$12
Eastern	860	(159)	701	107
Midwest	501	(68)	433	69
Southern	725	(106)	619	138
Western	589	(81)	508	75
Wheelabrator	182	(15)	167	38
Recycling(a)	58	(2)	56	(9)
Other NASW(b)	21	(7)	14	(6)

Total NASW	3,050	(449)	2,601	424
Other	9	(1)	8	(2)
Corporate(c)	--	--	--	(90)

Total	$3,059	$(450)	$2,609	$332

a)	Our newly formed Recycling Group is primarily comprised of Recycle America Alliance. Recycle America Alliance includes certain recycling assets transferred from our geographic operating groups as well as assets contributed by the Peltz Group, our minority interest partner in Recycle America Alliance. Certain reclassifications have been made in order to conform prior year information to our current period segmentation.

b)	Other NASW includes operations provided throughout our operating Groups for methane gas recovery operations and certain third party sub-contract and administration revenues managed by our national accounts department. Also included are certain quarter-end adjustments related to the reportable segments but not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

c)	Corporate functions include the treasury, legal, information technology, tax, insurance, management of closed landfills and related insurance recoveries, centralized service center and other typical administrative functions. Certain of the associated costs for support services are allocated to the seven operating Groups.

d)	Intercompany operating revenues reflect each segment’s total intercompany sales including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

e)	Our operating revenues tend to be somewhat lower in the winter months, primarily due to the lower volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions also tend to decrease during the winter months. Our first and fourth quarter results of operations typically reflect these seasonal trends. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of our operations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

f)	For those items included in the determination of income from operations, the accounting policies of our segments are generally the same as those described in the summary of significant accounting policies included in our December 31, 2002 Form 10-K except as discussed in Note 1 included herein.

     The table below shows the total revenues contributed by the principal lines of business within NASW (in millions).

	Three Months Ended
	March 31,

	2003	2002

NASW:
Collection	$1,869	$1,823
Landfill	589	595
Transfer	339	316
Wheelabrator	199	182
Recycling and other(a)	204	134
Intercompany(b)	(484)	(449)

Operating revenues	$2,716	$2,601

a)	In addition to the revenue generated by our Recycling Group, we have included revenues generated within our five geographic operating Groups derived from recycling, methane gas operations, sweeping services and Port-o-let® services in our recycling and other line of business.

b)	Intercompany revenues between lines of business are eliminated within the condensed consolidated financial statements included herein.

12.     Condensed Consolidating Financial Statements

      WM Holdings (“Guarantor”), which is 100% owned by the Parent, has fully and unconditionally guaranteed all of the senior indebtedness of the Parent, as well as the Parent’s 4% convertible subordinated notes that matured and were repaid in February 2002. The Parent has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness, as well as WM Holdings’ 5.75% convertible subordinated debentures due 2005. However, none of the Parent’s, nor WM Holdings’ debt is guaranteed by any of the Parent’s indirect subsidiaries or WM Holdings’ subsidiaries (“Non-Guarantors”). Accordingly, the following unaudited condensed consolidating balance sheet as of March 31, 2003 and the condensed consolidating balance sheet as of December 31, 2002, the unaudited condensed consolidating statements of operations for the three months ended March 31, 2003 and 2002, along with the related unaudited condensed consolidating statements of cash flows, have been provided below (in millions).

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2003

(Unaudited)

ASSETS

	Paent	Guarntor	Non-Gurantors	Elimiations	Consoidated

Current assets:
Cash and cash equivalents	$437	$—	$(56)	$—	$381
Other current assets	—	—	2,450	—	2,450

	437	—	2,394	—	2,831
Property and equipment, net	—	—	10,707	—	10,707
Intercompany and investment in subsidiaries	9,435	5,807	(7,082)	(8,160)	—
Other assets	57	128	6,193	—	6,378

Total assets	$9,929	$5,935	$12,212	$(8,160)	$19,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$62	$104	$—	$166
Accounts payable and other accrued liabilities	90	44	2,806	—	2,940

	90	106	2,910	—	3,106
Long-term debt, less current portion	4,490	1,919	1,755	—	8,164
Other liabilities	5	3	3,248	—	3,256

Total liabilities	4,585	2,028	7,913	—	14,526
Minority interest in subsidiaries	—	—	46	—	46
Stockholders’ equity	5,344	3,907	4,253	(8,160)	5,344

Total liabilities and stockholders’ equity	$9,929	$5,935	$12,212	$(8,160)	$19,916

December 31, 2002

ASSETS

	Paent	Guarntor	Non-Gurantors	Elimiations	Consoidated

Current assets:
Cash and cash equivalents	$316	$—	$(52)	$—	$264
Other current assets	—	4	2,432	—	2,436

	316	4	2,380	—	2,700
Property and equipment, net	—	—	10,612	—	10,612
Intercompany and investment in subsidiaries	9,484	5,694	(7,277)	(7,901)	—
Other assets	57	123	6,139	—	6,319

Total assets	$9,857	$5,821	$11,854	$(7,901)	$19,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$112	$119	$—	$231
Accounts payable and other accrued liabilities	73	32	2,837	—	2,942

	73	144	2,956	—	3,173
Long-term debt, less current portion	4,476	1,863	1,723	—	8,062
Other liabilities	—	—	3,069	—	3,069

Total liabilities	4,549	2,007	7,748	—	14,304
Minority interest in subsidiaries	—	—	19	—	19
Stockholders’ equity	5,308	3,814	4,087	(7,901)	5,308

Total liabilities and stockholders’ equity	$9,857	$5,821	$11,854	$(7,901)	$19,631

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2003

(Unaudited)

	Parent	Guarantor	Non-Guarantors	Eliminations	Consolidated

Operating revenues	$—	$—	$2,716	$—	$2,716
Costs and expenses	—	—	2,437	—	2,437

Income from operations	—	—	279	—	279

Other income (expense):
Interest income (expense), net	(60)	(33)	(14)	—	(107)
Equity in subsidiaries, net of taxes	99	119	—	(218)	—
Minority interest	—	—	(1)	—	(1)
Other, net	—	1	3	—	4

	39	87	(12)	(218)	(104)

Income before income taxes	39	87	267	(218)	175
Provision for (benefit from) income taxes	(22)	(12)	102	—	68

Income before cumulative effect of changes in accounting principles	61	99	165	(218)	107
Cumulative effect of changes in accounting principles	—	—	(46)	—	(46)

Net income	$61	$99	$119	$(218)	$61

Three Months Ended March 31, 2002

(Unaudited)

	Parent	Guarantor	Non-Guarantors	Eliminations	Consolidated

Operating revenues	$—	$—	$2,609	$—	$2,609
Costs and expenses	—	—	2,277	—	2,277

Income from operations	—	—	332	—	332

Other income (expense):
Interest income (expense), net	(56)	(41)	(17)	—	(114)
Equity in subsidiaries, net of taxes	173	199	—	(372)	—
Minority interest	—	—	(1)	—	(1)
Other, net	—	—	2	—	2

	117	158	(16)	(372)	(113)

Income before income taxes	117	158	316	(372)	219
Provision for (benefit from) income taxes	(21)	(15)	119	—	83

Income before cumulative effect of change in accounting principle	138	173	197	(372)	136
Cumulative effect of change in accounting principle	—	—	2	—	2

Net income	$138	$173	$199	$(372)	$138

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003

(Unaudited)

	Parent	Guarantor	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$61	$99	$119	$(218)	$61
Equity in earnings of subsidiaries, net of taxes	(99)	(119)	—	218	—
Other adjustments and charges	41	15	312	—	368

Net cash provided by (used in) operating activities	3	(5)	431	—	429

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(85)	—	(85)
Capital expenditures	—	—	(212)	—	(212)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	16	—	16
Net receipts from restricted funds	—	—	54	—	54

Net cash used in investing activities	—	—	(227)	—	(227)

Cash flows from financing activities:
New borrowings	—	—	6	—	6
Debt repayments	—	—	(21)	—	(21)
Stock repurchases	(68)	—	—	—	(68)
Exercise of common stock options and warrants	2	—	—	—	2
Other	(3)	—	(1)	—	(4)
(Increase) decrease in intercompany and investments, net	187	5	(193)	—	—

Net cash provided by (used in) financing activities	118	5	(208)	—	(85)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	121	—	(4)	—	117
Cash and cash equivalents at beginning of period	316	—	(52)	—	264

Cash and cash equivalents at end of period	$437	$—	$(56)	$—	$381

Three Months Ended March 31, 2002

(Unaudited)

	Parent	Guarantor	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$138	$173	$199	$(372)	$138
Equity in earnings of subsidiaries, net of taxes	(173)	(199)	—	372	—
Other adjustments and charges	6	8	284	—	298

Net cash provided by (used in) operating activities	(29)	(18)	483	—	436

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(48)	—	(48)
Capital expenditures	—	—	(180)	—	(180)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	37	—	37
Other	—	—	60	—	60

Net cash used in investing activities	—	—	(131)	—	(131)

Cash flows from financing activities:
Debt repayments	(427)	—	(12)	—	(439)
Stock repurchases	(300)	—	—	—	(300)
Exercise of common stock options and warrants	10	—	—	—	10
(Increase) decrease in intercompany and investments, net	308	18	(326)	—	—

Net cash provided by (used in) financing activities	(409)	18	(338)	—	(729)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	(438)	—	14	—	(424)
Cash and cash equivalents at beginning of period	757	—	(27)	—	730

Cash and cash equivalents at end of period	$319	$—	$(13)	$—	$306

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     New Accounting Pronouncements

FIN 46

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to all variable interest entities created or modified after January 31, 2003 and to variable interest entities, regardless of when created, in quarterly periods beginning after June 15, 2003. Where it is reasonably possible that we will consolidate or disclose information about a variable interest entity, we must disclose the nature, purpose, size and activity of the variable interest entity and our maximum exposure to loss as a result of our involvement with the variable interest entity.

      We did not create or modify any variable interest entities after January 31, 2003. Thus, the adoption of FIN 46 did not impact our consolidated financial statements or related disclosures as of March 31, 2003. We believe that it is reasonably possible that the adoption of FIN 46 may result in the consolidation of variable interest entities, as specified in our Annual Report on Form 10-K. We are currently evaluating the impact of consolidating these identified variable interest entities. It is reasonably possible that we will be required to record a one-time cumulative effect of accounting change upon consolidation of these entities in the third quarter of 2003. However, we anticipate the ongoing consolidation of these entities to have no material impact to our results of operations if we were to consolidate these variable interest entities instead of accounting for them under the equity method. We have yet to determine whether a limited number of other investments or arrangements that existed before January 31, 2003 are variable interest entities that will require consolidation or disclosure.

14.     Subsequent Event

      On April 28, 2003, we announced that we have the intent to purchase certain of Allied Waste Industries, Inc.’s (“Allied”) collection, transfer and landfill assets in five states. The operations, which represent total annual revenues of approximately $125 million, include hauling, transfer and material recovery facilities in various counties in New Jersey, hauling operations in South Carolina, Georgia and Colorado and hauling as well as landfill operations in Oklahoma. The transaction, which is valued at approximately $73 million, is subject to customary closing conditions, including various state regulatory and governmental approvals and Hart-Scott-Rodino Antitrust Improvement Act clearance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Outlined below are some of the risks that we face and that could affect our business and financial statements for the remainder of 2003 and beyond. However, they are not the only risks that we face. There

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may be additional risks that we do not presently know or that we currently believe are immaterial which could also impair our business.

•	possible changes in our estimates of site remediation requirements, final capping, closure and post-closure obligations, compliance and other audits and regulatory developments;

•	the possible impact of regulations on our business, including the costs to comply with regulatory requirements and the potential liabilities associated with disposal operations, as well as our ability to obtain and maintain permits needed to operate our facilities;

•	the effect of limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

•	pending acquisitions, disposal site developments or expansion projects not being completed or certain other events could result in a material charge against our earnings;

•	possible charges for asset impairments to long-lived assets resulting from changes in circumstances or future business events or decisions;

•	the effects that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities;

•	the effect the weather has on our quarter to quarter results, as well as the effect of extremely harsh weather on our operations;

•	the effect that price fluctuations on commodity prices may have on our operating revenues;

•	the outcome of litigation;

•	the effect competition in our industry could have on our ability to maintain margins, including uncertainty relating to competition with governmental sources that enjoy competitive advantages from tax-exempt financing and tax revenue subsidies;

•	possible diversions of management’s attention and increases in operating expenses due to efforts by labor unions to organize our employees;

•	possible increases in operating expenses due to fuel price increases or fuel supply shortages;

•	the effects of general economic conditions, including the ability of insurers to fully or timely meet their contractual commitments and of surety companies to continue to issue surety bonds;

•	possible defaults under our credit agreements if cash flows are less than we expect or capital expenditures are more than we expect and we are not able to obtain additional capital on acceptable terms, if needed; and

•	possible difficulties deploying our enterprise software.

General

      Our principal executive offices are located at 1001 Fannin Street, Suite 4000, Houston, Texas 77002. Our telephone number at that address is (713) 512-6200. Our website address is http://www.wm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are all available, free of charge, on our website as soon as practicable after we file the reports with the SEC. Our stock is traded on the New York Stock Exchange under the symbol “WMI.”

      We are the waste industry’s leading provider of integrated waste services in North America. Through our subsidiaries, we provide collection, transfer, recycling and resource recovery, and disposal services. We are also

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a leading developer, operator and owner of waste-to-energy facilities in the United States. Our customers include commercial, industrial, municipal and residential customers, other waste management companies and governmental entities.

      Our collection services involve picking up and transporting waste from where it was generated to a transfer station or disposal site. Transfer stations are facilities located near residential and commercial collection routes where collection trucks take the solid waste that has been collected. The solid waste is then transferred via transfer trucks, rail or barge to disposal sites. These disposal sites include landfills and waste-to-energy facilities. As of March 31, 2003, we owned or operated 285 solid waste landfills, 5 hazardous waste landfills, 16 waste-to-energy facilities and eight independent power production plants (“IPPs”). The operation of a solid waste landfill includes excavation, construction of liners and final caps, continuous spreading and compacting of waste, and covering of waste with earth or other inert material at least once a day. These operations are carefully planned to maintain sanitary conditions, to ensure the best possible use of the airspace and to prepare the site so it can ultimately be used for other purposes. We also operate secure hazardous waste landfills in the United States. Our hazardous waste landfills are sited, constructed and operated in a manner designed to provide long-term containment of hazardous waste. At waste-to-energy facilities, solid waste is burned at high temperatures in specially designed boilers, producing heat that is converted into high-pressure steam. We use that steam to generate electricity for sale to electric utilities under long-term contracts. Our IPPs also convert various waste and conventional fuels into electricity. The IPPs combust wood waste, anthracite coal waste (culm), tires, landfill gas and natural gas. In addition to electricity production, the IPPs also produce steam, which is sold to industrial and commercial users.

      We actively pursue landfill gas-to-energy projects and are currently supplying methane gas from several of our solid waste landfills. The processed gas is delivered to engine generators to produce electricity and sold to public utilities, municipal utilities or power cooperatives, delivered via pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes or processed and delivered to natural gas suppliers.

      In addition to disposing of waste, we offer recycling services, which involve the removal of reusable materials from the waste stream for processing and resale or other disposition for use in various applications. These services are mainly offered through our Recycling Group, which is primarily composed of a new recycling entity, Recycle America Alliance, L.L.C. During the first quarter of 2003, we transferred the majority of the recycling assets and businesses of our subsidiaries to Recycle America Alliance to optimize the capacity and improve the profitability of our recycling operations.

      We also rent and service portable restroom facilities to municipalities and commercial customers under the name Port-o-let®, provide street and parking lot sweeping services and provide in-plant services, in which we outsource our employees to provide full service waste management to customers at their plants. Our vertically integrated waste management operations allow us to provide these customers with full management of their waste, including choosing the right sized containers, finding recycling opportunities, minimizing their waste and transporting and disposing of their waste.

      Our North American Solid Waste (“NASW”) operations are comprised of our seven Groups that divide our operations both geographically into the Eastern, Midwest, Southern, Western and Canadian operations and functionally into Recycling and Wheelabrator. Our other NASW services include our national accounts and methane gas recovery operations that provide services throughout the Groups. Each of the Groups within NASW and the other NASW services is reported as a separate segment. We also had international waste management services and non-solid waste services, all of which were divested by March 31, 2002. The impact of these divested operations is included in our presentations in this report as “Other.”

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Critical Accounting Estimates and Assumptions

      In preparing our financial statements, we make several estimates and assumptions that affect our assets and liabilities and revenues and expenses. We must make these estimates and assumptions because certain of the information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from available data or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to our accounting for landfills, environmental liabilities and asset impairments, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2002.

      Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143 Accounting for Asset Retirement Obligations. Although the adoption of SFAS No. 143 has impacted our landfill accounting policies, the estimates and assumptions utilized as of December 31, 2002 and inherent in the application of these policies continue to be a relevant component of our accounting for landfill retirement obligations.

      As a result of adopting SFAS No. 143, additional landfill accounting related estimates and assumptions are required in determining the obligations associated with retiring landfill assets. The cost estimates for final capping, closure and post-closure activities at landfills for which we have responsibility are estimated based on our interpretations of current requirements and proposed or anticipated regulatory changes. We also estimate additional costs, pursuant to the requirements of SFAS No. 143, based on the amount a third party would charge us to perform such activities even when we expect to perform these activities internally. Additionally, we estimate the airspace to be consumed related to each final capping event and the timing of each final capping event and closure and post-closure activities.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of Operations for the Three Months Ended March 31, 2003 and 2002

      The following table presents, for the periods indicated, the period to period change in dollars (in millions) and percentages for the respective consolidated statement of operations line items.

	Period to Period Change
	For the Three Months Ended
	March 31,
	2003 and 2002

Statement of Operations:
Operating revenues	$107	4.1%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	228	14.6
Selling, general and administrative	(64)	(16.5)
Depreciation and amortization	8	2.7
Restructuring	(17)	(45.9)
Asset impairments and unusual items	5	83.3

	160	7.0

Income from operations	(53)	(16.0)

Other income (expense):
Interest expense	9	7.6
Interest and other income, net	—	—
Minority interest	—	—

	9	8.0

Income before income taxes	(44)	(20.1)
Provision for income taxes	(15)	(18.1)

Income before cumulative effect of changes in accounting principles	$(29)	21.3%

      The following table presents, for the periods indicated, the percentage relationship that the respective consolidated statement of operations line items bear to operating revenues:

	Three Months Ended
	March 31,

	2003	2002

Statement of Operations:
Operating revenues	100.0%	100.0%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	66.0	60.0
Selling, general and administrative	11.9	14.8
Depreciation and amortization	11.1	11.3
Restructuring	0.7	1.4
Asset impairments and unusual items	—	(0.2)

	89.7	87.3

Income from operations	10.3	12.7

Other income (expense):
Interest expense	(4.0)	(4.5)
Interest and other income, net	0.1	0.2
Minority interest	—	—

	(3.9)	(4.3)

Income before income taxes	6.4	8.4
Provision for income taxes	2.5	3.2

Income before cumulative effect of changes in accounting principles	3.9%	5.2%

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Revenues

      Our operating revenues for the three months ended March 31, 2003 were $2.7 billion, compared to $2.6 billion in 2002. As shown below (in millions), NASW is our principal operation, which is comprised of seven operating Groups within North America, along with our other NASW services. Our “Other” operations consisted of international waste management services and non-solid waste services, all of which were divested as of March 31, 2002.

	Three Months Ended
	March 31,

	2003	2002

Canadian	$117	$114
Eastern	862	860
Midwest	502	501
Southern	739	725
Western	602	589
Wheelabrator	199	182
Recycling	133	58
Other NASW	46	21
Intercompany	(484)	(449)

Total NASW	2,716	2,601
Other	--	8

Net operating revenues	$2,716	$2,609

      Our NASW operating revenues generally come from fees charged for our collection, disposal, and transfer station services. Some of the fees we charge to our customers for collection services are billed in advance; a liability for future service is recorded when we bill the customer and operating revenues are recognized as services are actually provided. Revenues from our disposal operations consist of tipping fees charged to third parties based on the volume and type of waste being disposed of at our disposal facilities and are normally billed monthly or semi-monthly. Fees charged at transfer stations are based on the volume of waste deposited, taking into account our cost of loading, transporting, and disposing of the solid waste at a disposal site. Recycling revenue, which is generated by our Recycling Group as well as our five geographic operating Groups, generally consists of the sale of recyclable commodities to third parties and tipping fees. Intercompany revenues between our operations have been eliminated in the consolidated financial statements.

      The mix of NASW operating revenues from our different services is reflected in the table below (in millions).

	Three Months Ended
	March 31,

	2003	2002

Collection	$1,869	$1,823
Landfill	589	595
Transfer	339	316
Wheelabrator	199	182
Recycling and other	204	134
Intercompany	(484)	(449)

Total NASW	$2,716	$2,601

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The period to period change in NASW revenues is reflected in the table below (dollars in millions).

	Period to Period
	Change for the
	Three Months Ended
	March 31, 2003 and 2002

Price:
Base business	$7	0.3%
Commodity	22	0.9
Electricity	(1)	--
Fuel	14	0.5

Total price	42	1.7
Volume	14	0.5

Internal growth	56	2.2
Acquisitions	66	2.5
Divestitures	(12)	(0.5)
Foreign currency translation	5	0.2

	$115	4.4%

      We experienced positive internal growth of $56 million, or 2.2%, for the three months ended March 31, 2003. Revenue change due to price movement was $42 million, or 1.7%, for the three months ended March 31, 2003. Base business revenue increased $7 million, or 0.3%, for the three months ended March 31, 2003 due to price. This increase in price for our base business was driven primarily by collection, particularly the commercial and residential operations, transfer station and waste-to-energy businesses. These price related revenue increases in the base business were offset substantially by decreased pricing in our landfill special waste and municipal solid waste operations even after considering an increase in price of approximately $6 million related to new landfill taxes imposed by the State of Pennsylvania. Revenue increased $22 million for the three months ended March 31, 2003 due to increases in prices for substantially all the recycling commodities we process, which are primarily old corrugated cardboard (“OCC”), old newsprint (“ONP”) and other fiber. OCC prices increased to an average price of $58 per ton for the three months ended March 31, 2003 as compared to an average price of $43 per ton for the three months ended March 31, 2002. ONP prices increased to an average price of $66 per ton for the three months ended March 31, 2003 as compared to an average price of $50 per ton for the three months ended March 31, 2002. Increased fuel surcharges positively impacted the price related revenue change by $14 million or 0.5%. Reduced electricity rates at IPP facilities negatively impacted the price related revenue change by $1 million.

      The volume related increase in revenue for the three months ended March 31, 2003 is attributable to revenue increases due to volume in the landfill, transfer and waste-to-energy businesses that were partially offset by revenue declines due to volume in the collection business. Special waste activity, primarily in the southern and western portions of the United States, drove the landfill revenue increase attributable to volume. However, current quarter landfill revenue increases due to volume did not result from an actual increase in volume, but because of the mix of the volumes received. Our disposal volumes for the quarter measured in terms of tons are actually down slightly from the first quarter last year, but those markets or waste streams where tons have increased have a higher historical price than those markets or waste streams where tons have decreased. Management believes harsh winter weather during the first quarter of 2003 negatively impacted the net change in revenue due to volume reported above by approximately $30 million, with the majority of this weather related decline in the eastern, and to a lesser extent, the mid-western portions of the United States. Also continuing to negatively impact our volume growth is the lagging economy and increased competition principally in the eastern, southern and mid-western portions of the country.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We also experienced increases in revenue of $66 million from acquisitions consummated during 2003 and the full quarter effect of acquisitions completed in 2002 that was primarily driven by our Recycling Group’s acquisition of the Peltz Group in January 2003. This increase was partially offset by a decrease in revenue of $12 million from divestitures. The effect of foreign currency fluctuations that related to the Canadian dollar had a favorable impact on revenues of $5 million for the three months ended March 31, 2003.

Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

      Our operating costs and expenses include direct and indirect labor and related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, tipping fees paid to third party disposal facilities and transfer stations, and accretion of and expense revisions relating to future landfill final capping, closure and post-closure costs and environmental remediation. Certain direct landfill development expenditures are capitalized and amortized over the estimated useful life of a site as capacity is consumed, and include acquisition, engineering, grading, construction, capitalized interest, and permitting costs.

      Operating costs and expenses increased $228 million, or 14.6%, in the first quarter of 2003, as compared to the first quarter of 2002. As a percentage of operating revenues, operating costs and expenses increased from 60.0% in the first quarter of 2002 to 66.0% in the first quarter of 2003.

      As a result of our March 2002 reorganization, we were able to realize significant cost savings through reduced headcount. However, due to changes in certain employee roles and responsibilities, the reorganization also resulted in a re-characterization of certain costs that had previously been reported as selling, general and administrative expenses in prior periods. In addition, as a result of our implementation of new financial and human resource systems, we identified a significant amount of those selling, general and administrative costs that are more appropriately reflected as operating costs as a result of the reorganization. As a result, approximately $50 million of costs related principally to employee costs and facility related expenses, including property taxes, utilities and risk management expenses, are now reflected as operating costs for the three months ended March 31, 2003. Our February 2003 reorganization further reduced operating expenses in March and we expect it to have a continuing impact during the remainder of the year.

      Several other factors contributed to the operating costs and expenses increase. Approximately $55 million was due to acquisitions consummated since March 31, 2002. The single largest acquisition during this period was the Peltz Group, a recycling entity, in January 2003. Additionally, fuel costs increased approximately $26 million in the first quarter of 2003, as compared to the first quarter of 2002. This increase in fuel cost represents an approximate $0.43 per gallon increase in average fuel costs for the approximately 59 million gallons of fuel we use on a quarterly basis. Further, landfill and environmental costs were higher by approximately $19 million due to an increase in the inflation rate applicable to future costs of environmental remedial reserves from 2.0% to 2.5%, and due to an increase in costs, principally associated with accretion expense on closure and post-closure obligations, related to our adoption of SFAS No. 143 in 2003. The cost of goods sold for recycling commodities also increased due to higher rebates to customers, which relates to the increase in market prices we paid for the commodities. Subcontractor cost increases, which included increased utilization of subcontractors for certain of our national account customers in areas where we do not provide services, also contributed to the year over year increases. Increases in disposal cost were primarily related to increased taxes on the disposal of waste in Pennsylvania; however, we have been able to pass through more than 80% of these taxes to customers. Maintenance costs have increased approximately $11 million in the first quarter of 2003, when compared with the first quarter of 2002. This increase is primarily attributable to timing and scope of maintenance at certain of our waste-to-energy facilities. Operating costs also increased as a result of annual merit increases.

      The effect of the divestiture of our non-solid waste operations in the first quarter of 2002 decreased operating expenses by approximately $9 million in the first quarter of 2003, as compared to the first quarter of 2002.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selling, General and Administrative

      Our selling, general and administrative expenses include management salaries and benefits; clerical and administrative costs; marketing costs; professional services; provision for doubtful accounts; and administrative-related costs including telecommunications, travel and insurance costs; as well as costs related to our sales force and customer service.

      Selling, general and administrative expenses decreased $64 million, or 16.5%, for the three months ended March 31, 2003 as compared to the prior year corresponding period. Additionally, as a percentage of operating revenues, our selling, general and administrative expenses decreased from 14.8% to 11.9% for the three months ended March 31, 2002 and 2003, respectively.

      Selling, general and administrative expenses have decreased by approximately $50 million for the three months ended March 31, 2003 when compared to the same period of the prior year as a result of the re-characterization of certain costs as discussed above in Operating Costs and Expenses. Those costs related principally to employee costs and facility-related expenses, including property taxes, utilities, and risk management expenses, are now reflected as operating costs. Additionally, costs decreased due to management’s focus on reducing spending related to professional fees, supplies, travel and entertainment, and other administrative costs. Finally, costs further decreased due to the divestitures of non-core operations in early 2002.

      These reductions were offset partially by increased costs associated with the utilization of contract labor for short-term projects, litigation settlements and expense, higher bad debt expense attributable largely to the weaker economy, and costs for maintenance contracts related to our new information technology software and hardware.

Depreciation and Amortization

      Depreciation and amortization includes (i) amortization of intangible assets with a definite life, other than goodwill, on a straight-line basis generally from 3 to 7 years, or over the definitive terms of the related agreements; (ii) depreciation of property and equipment on a straight-line basis from 3 to 50 years; (iii) amortization of landfill costs, including those incurred and all estimated future costs for closure and post-closure, on a units-of-consumption method as landfill airspace is consumed over the estimated remaining capacity of a site; and (iv), as a result of our adoption of SFAS No. 143, amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption basis over the number of tons of waste that each final capping event covers.

      Depreciation and amortization expense increased $8 million in the first quarter of 2003 compared to the first quarter of 2002. Approximately $7 million of this increase is attributable to the accounting changes that resulted from our adoption of SFAS No. 143. Depreciation and amortization expense as a percentage of operating revenues was 11.1% for the quarter ended March 31, 2003 and 11.3% for the quarter ended March 31, 2002.

Restructurings

      Our Market Areas all report to one of our seven Groups that divide our operations both geographically into the Eastern, Midwest, Southern, Western and Canadian operations and functionally into Recycling and Wheelabrator. We manage and evaluate our operations through these seven operating Groups. In February 2003, we reduced the number of Market Areas in our geographic operating Groups from a total of 91 at December 31, 2002 to 66, and reduced certain overhead positions to further streamline our organization. Management believes that this structure will result in a more effective utilization of resources and enable us to more efficiently serve our customers.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with these efforts and pursuant to our plan of termination with respect to the restructuring, there has been a net workforce reduction of about 700 employees and 270 contract workers. The net workforce reduction involves approximately 60 employees and 270 contract workers at our Houston corporate headquarters and 640 employees in field support positions. In the first quarter of 2003, we recorded $20 million of pre-tax charges for costs associated with the implementation of the new structure, all of which is associated with employee severance and benefit costs. Costs associated with this restructuring were accounted for under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

      In 2002, we reorganized the structure of the Company into Market Areas to better align collection, transport, recycling and disposal resources. As part of the restructuring, we reduced the number of field layers of management and eliminated approximately 1,900 field-level administrative and operational positions. In the first quarter of 2002, we recorded $37 million of pre-tax charges for costs associated with the implementation of the new structure. These charges included $34 million for employee severance and benefit costs and $3 million related to abandoned operating lease agreements.

Asset Impairments and Unusual Items

      We recorded a credit of $1 million in the first quarter of 2003 to asset impairments and unusual items primarily for gains on divestitures that were offset, in part, by asset impairment charges.

      During the first quarter of 2002 we recorded a net credit of $6 million to asset impairments and unusual items primarily due to a reversal of a loss contract reserve and adjustments for revisions of estimated losses on assets held-for-sale that were partially offset by asset impairment charges.

Interest Expense

      Interest expense decreased by $9 million in the first quarter of 2003 compared to the first quarter of 2002. The decrease in interest expense is attributable to our increased utilization of tax-exempt financing, which has resulted in a decline in our weighted average interest rate. The remaining decrease in interest expense between 2003 and 2002 is attributable to the overall positive position of our interest rate derivative contracts. Interest rate derivative contracts reduced interest expense by $24 million for the three months ended March 31, 2003 and $20 million for the corresponding prior year period.

Provision for Income Taxes

      We recorded a provision for income taxes of $68 million for the three months ended March 31, 2003 and $83 million for the three months ended March 31, 2002. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2003 and March 31, 2002 is primarily due to state and local income taxes, offset in part by non-conventional fuel tax credits.

Cumulative Effect of Changes in Accounting Principle

      In the first quarter of 2003, we recorded a charge of $46 million, net of taxes, to cumulative effect of changes in accounting principles for the adoption of certain accounting changes described below.

•	Through December 31, 2002, we accrued in advance for major repairs and maintenance expenditures and deferred costs associated with annual plant outages at our waste-to-energy facilities and IPPs. Effective January 1, 2003, we changed our policy from this method to one that expenses these costs as they are incurred. We recorded approximately $25 million, net of taxes, or $0.04 per diluted share, as a credit to cumulative effect of changes in accounting principles.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Through December 31, 2002, we accrued for future losses under customer contracts that over the contract life were projected to have direct costs greater than revenues. Effective January 1, 2003, we changed our policy from this method to one that expenses these losses as they are incurred. We recorded approximately $30 million, net of taxes, or $0.05 per diluted share, as a credit to cumulative effect of changes in accounting principles.

•	In connection with the adoption of SFAS No. 143, we recorded approximately $101 million, including tax benefit, or $0.17 per diluted share, in the first quarter of 2003 as a charge to cumulative effect of changes in accounting principles. Substantially all of this charge was related to the impact of changes in accounting for landfill final capping, closure and post-closure costs.

      In the first quarter of 2002, we recorded a credit of $2 million, net of tax, to cumulative effect of change in accounting principle to write-off the aggregate amount of negative goodwill as a result of adopting SFAS No. 141, Accounting for Business Combinations.

Income from Operations by Reportable Segment

      As discussed in Note 11 to the condensed consolidated financial statements, we manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Canadian, Wheelabrator and Recycling Groups. The operations not managed through our seven operating Groups are presented herein as “Other NASW.” We also had international waste management services and non-solid waste services, all of which were divested by March 31, 2002. However, we do continue to incur minimal administrative expenses in connection with these divested operations. These operations are included in the table below as “Other.”

      Income from operations summarized by reportable segments for the three months ended March 31, 2003 and March 31, 2002 is shown in the following table (in millions).

	Three Months Ended March 31,

	2003	2002	Change

Canadian	$7	$12	$(5)
Eastern	58	107	(49)	(a)
Midwest	58	69	(11)	(b)
Southern	140	138	2
Western	84	75	9
Wheelabrator	42	38	4
Recycling	—	(9)	9
Other NASW	3	(6)	9	(a)

Total NASW	392	424	(32)
Other	(2)	(2)	—
Corporate	(111)	(90)	(21)	(c)

Total	$279	$332	$(53)

a)	The Eastern Group was significantly impacted by harsh winter weather during the first quarter of 2003. Increased operating costs, including higher disposal costs, fuel costs, landfill operating costs and repairs and maintenance also contributed to the lower operating income. Furthermore, approximately $8 million of expense adjustments that were recorded in “Other NASW” at year-end were reversed and recorded in the Eastern Group during the first quarter of 2003.

b)	Harsh winter weather conditions, higher fuel and disposal costs and lower base business pricing negatively affected the Midwest Group’s results of operations during the first quarter of 2003 when compared with the prior year period. Offsetting these amounts somewhat were reduced expenses related to reorganization activities in 2003 as compared with 2002.

c)	The increase in costs in the Corporate Group is due to higher environmental remediation expenses for closed sites, which in part relates to an increase in the inflation rate used in connection with inflating and discounting remedial liabilities, and the transfer of printing and postage costs to the centralized service center related to certain customer billing activities that were previously included in the results of operations from the Eastern, Midwest, Southern and Western Groups.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidity and Capital Resources

      The following is a summary of our cash balances and cash flows for the three months ended March 31, 2003 and 2002 (in millions):

	Three Months Ended
	March 31,

	2003	2002

Cash and cash equivalents at the end of the period	$381	$306

Cash provided by operating activities	$429	$436

Cash used in investing activities	$(227)	$(131)

Cash used in financing activities	$(85)	$(729)

      We generated cash flows from operations of $429 million for the three months ended March 31, 2003. We utilized $227 million for investing activities, which consisted of $212 million for capital expenditures and $85 million for the acquisition of businesses, offset by net receipts of $54 million from restricted funds and net proceeds of $16 million from divestitures of businesses and other asset sales. Additionally, we used $85 million for financing activities, which consisted primarily of the repurchase of approximately 3.6 million shares of our common stock for $68 million and net debt repayments of $15 million.

      For the quarter ended March 31, 2002, we spent $180 million for capital expenditures, $48 million for acquisitions of businesses, $439 million for net debt reductions and $300 million for common stock repurchases. We funded these cash expenditures primarily with cash flows from operations and cash on hand at the beginning of 2002.

      We operate in a capital intensive business and continuing access to various financing sources is vital to our operations. In the past, we have been successful in obtaining financing from a variety of sources on terms we consider attractive. Based on several key factors we believe are considered by credit rating agencies and financial markets to be important in determining our future access to financing, we expect to continue to maintain access to capital sources in the future. These factors include:

•	the essential nature of the services we provide and our large and diverse customer base;

•	our ability to generate strong and consistent cash flows despite the economic environment;

•	our liquidity profile;

•	our asset base; and

•	our commitment to maintaining a moderate financial profile and disciplined capital allocation.

      In addition to our working capital needs for ongoing operations, we have capital requirements for (i) capital expenditures for construction and expansion of landfill sites, as well as new trucks and equipment for collection and other operations, (ii) refurbishments and improvements at waste-to-energy facilities, and (iii) business acquisitions. We currently expect to spend approximately $1 billion for capital expenditures during the final three quarters of 2003.

      In February 2002 we announced that our Board of Directors had approved a stock repurchase program for up to $1 billion in annual repurchases for each year through 2004, to be implemented at management’s discretion. We expect to utilize cash flows from operations for purchases made in either open market or privately negotiated transactions.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of 2003 activity for our stock repurchase program (in millions, except shares in thousands and price per share in dollars).

	Agreement		Common Stock					Net
					Total			Common
		Settlement		Price per	Purchase	Settlement		Stock
Transaction Type	Initiating Date	Date	Shares	Share	Price	Received		Repurchases

Private Accelerated Purchase(a)	December 2002	February 2003	1,731	$24.52	$42	$3	(b)	$39
Private Accelerated Purchase(a)	March 2003	May 2003	2,400	$20.00	$48	$--	(c)	$48
Open Market Purchases(d)	N/A	N/A	1,163	$19.70 - $20.77	$23	N/A		$23

a)	We account for the initial payments as a purchase of treasury stock and classify the future settlements with the counterparty as an equity instrument because we have the option under these agreements to settle our obligation, if any, in shares of our common stock.

b)	The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $3 million less than the approximately $42 million we initially paid. Pursuant to the terms of the agreement, the counterparty paid us the difference of approximately $3 million at the end of the valuation period to settle the agreement.

c)	If the weighted average daily market price of our stock during the valuation period times the number of shares we purchased is greater than the initial purchase price of $48 million, we must pay the difference to the counterparty. However, if at the end of the valuation period the weighted average daily market price times the number of shares we purchased is less than the initial purchase price of $48 million, the counterparty must pay us the difference. Our intent is to pay any required settlement in shares of our common stock. If settlement was required as of March 31, 2003, we would issue approximately 200,000 shares to the counterparty. These contingently issuable shares have been included in our weighted average diluted common shares outstanding as of March 31, 2003. The fair value of shares required to settle this agreement would change by approximately $2 million for every one dollar of change in the weighted average price of our common stock during the valuation period. However, we are unable to predict the number of shares that could be required to settle this agreement in May 2003, as this settlement mechanism is dependent upon the future market value of our common stock.

d)	We engaged in open market purchases during the first quarter of 2003 when trading was allowed pursuant to law and our insider trading policy.

     Additionally, we expect a net cash outflow, after considering insurance, tax deductions and related settlement costs, of approximately $230 to $240 million for settlement of our securities class action lawsuit. The settlement fund began to accrue interest, at the Federal Funds rate, during the second quarter of 2002, although payment will not become due until the judgment is final. That judgment will not be final until an appeal of the approval of the settlement, filed in March 2003, is decided.

      To meet our capital needs and contractual obligations, as described above, our strategy is to utilize primarily cash flows from operations. We also have bank borrowings available to meet our capital needs and contractual obligations and, when appropriate, will obtain financing by issuing debt or common stock.

      As of March 31, 2003, we had a three year, $650 million syndicated revolving credit facility and a five year, $1.75 billion syndicated revolving credit facility. The three year revolver matures in June 2005 and the five year revolver matures in June 2006. As of March 31, 2003, we had letters of credit in the aggregate amount of approximately $1.70 billion (of which approximately $1.57 billion are issued under the revolving credit facilities) that generally have terms allowing automatic renewal after one year. At March 31, 2003, no balances were outstanding under our two revolving credit facilities and we had unused and available credit capacity under these facilities of approximately $830 million.

      As of March 31, 2003, we are required to maintain the following financial covenants under our revolving credit facilities: (i) an interest coverage ratio; (ii) total debt to EBITDA; and (iii) minimum net worth, all as defined in the credit facilities solely for the purpose of determining compliance with the covenants. The interest coverage ratio requires that at the end of any fiscal quarter we will not permit the ratio of (A) our consolidated net income plus interest expense and income taxes (“EBIT”) for the four fiscal quarters then ending to (B) consolidated total interest expense for such period, to be less than 3 to 1. The total debt to EBITDA covenant requires that at the end of any fiscal quarter, we will not permit the ratio of (A) all

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indebtedness and certain contingent liabilities such as financial guarantees to (B) EBIT plus depreciation and amortization expense (“EBITDA”) for the four fiscal quarters then ending to exceed 3.25 to 1. Our minimum net worth covenant restricts us from allowing the sum of stockholders’ equity to be less than $3.5 billion plus 75% of our cumulative consolidated net income for each fiscal quarter, beginning with the first fiscal quarter ended March 31, 2001. We are in compliance with all covenants under our revolving credit facilities and all other debt instruments.

      Additionally, we have issued industrial revenue bonds primarily for the construction of various facilities. Proceeds from these financing arrangements are directly deposited into trust funds and we do not have the ability to utilize the funds in regular operating activities. Accordingly, we report these amounts as an investing activity when the cash is released from the trust funds and a financing activity when the industrial revenue bonds are repaid. At March 31, 2003, approximately $398 million of funds were held in trust to meet future capital expenditures at various facilities. These fund balances are included as other long-term assets in the accompanying condensed consolidated balance sheets.

      As of March 31, 2003, we have $434 million of 6.375% senior notes due December 1, 2003. We also have $450 million of 7.1% senior notes due August 1, 2026 that are subject to early redemption on August 1, 2003 at the option of the holders. We classified approximately $830 million of these borrowings as long-term at March 31, 2003 based upon our available capacity of $830 million at March 31, 2003 under our two revolving credit facilities, which are both long-term, to refinance these borrowings at their respective maturity or repayment date. We intend to pursue other sources of long-term financing to refinance the borrowings; however, in the event other sources of long-term financing are not available, we intend to use our revolving credit facilities.

      We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt, which was approximately 67% fixed and 33% floating at March 31, 2003. In addition, we periodically enter into derivative transactions to secure the then-current market interest rate in anticipation of senior debt issuances.

Accounting for Stock Options

      We account for our stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended. Pursuant to APB No. 25, we recognize no compensation cost for our stock option grants because the number of shares potentially issuable is fixed, and the exercise price of all of our stock options is equal to the fair market value of the underlying stock on the date of grant.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following schedule reflects the pro forma impact on net income and earnings per common share of accounting for our stock option grants using SFAS No. 123, Accounting for Stock-Based Compensation, which would result in the recognition of compensation expense for the fair value of stock option grants as computed using the Black-Scholes option-pricing model (in millions, except per share amounts).

	Three Months Ended
	March 31,

	2003	2002

Reported net income	$61	$138
Less: compensation expense per SFAS No. 123, net of tax	15	18

Pro forma net income	$46	$120

Basic earnings per common share:
Reported net income	0.10	$0.22
Less: compensation expense per SFAS No. 123, net of tax	0.02	0.03

Pro forma net income	$0.08	$0.19

Diluted earnings per common share:
Reported net income	$0.10	$0.22
Less: compensation expense per SFAS No. 123, net of tax	0.02	0.03

Pro forma net income	$0.08	$0.19

Seasonal Trends and Inflation

      Our operating revenues tend to be somewhat lower in the winter months, primarily due to the lower volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to decrease during the winter months. Our first and fourth quarter results of operations typically reflect this seasonality. We also use the slower winter months for scheduled maintenance at our waste-to-energy facilities, so repair and maintenance expense is generally higher in our first quarter than in other quarters during the year. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of our operations.

      We believe that inflation has not had, and is not expected to have, any material adverse effect on our results of operations in the near future. However, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental liabilities.

Recent Development

      On April 28, 2003, we announced that we have the intent to purchase certain of Allied Waste Industries, Inc.’s (“Allied”) collection, transfer and landfill assets in five states. The operations, which represent total annual revenues of approximately $125 million, include hauling, transfer and material recovery facilities in various counties in New Jersey, hauling operations in South Carolina, Georgia and Colorado and hauling as well as landfill operations in Oklahoma. The transaction, which is valued at approximately $73 million, is subject to customary closing conditions, including various state regulatory and governmental approvals and Hart-Scott-Rodino Antitrust Improvement Act clearance.

New Accounting Pronouncements

 FIN 46

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created or modified after January 31, 2003 and to variable interest entities, regardless of when created, in quarterly periods beginning after June 15, 2003. Where it is reasonably possible that we will consolidate or disclose information about a variable interest entity, we must disclose the nature, purpose, size and activity of the variable interest entity and our maximum exposure to loss as a result of our involvement with the variable interest entity.

      We did not create or modify any variable interest entities after January 31, 2003. Thus, the adoption of FIN 46 did not impact our consolidated financial statements or related disclosures as of March 31, 2003. We believe that it is reasonably possible that the adoption of FIN 46 may result in the consolidation of variable interest entities, as specified in our Annual Report on Form 10-K. We are currently evaluating the impact of consolidating these identified variable interest entities. It is reasonably possible that we will be required to record a one-time cumulative effect of accounting change upon consolidation of these entities in the third quarter of 2003. However, we anticipate the ongoing consolidation of these entities to have no material impact to our results of operations if we were to consolidate these variable interest entities instead of accounting for them under the equity method. We have yet to determine whether a limited number of other investments or arrangements that existed before January 31, 2003 are variable interest entities that will require consolidation or disclosure.

Item 4.     Controls and Procedures

      Within the 90 days prior to the date of this Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II

Item 1.     Legal Proceedings

      Information regarding our legal proceedings can be found under the “Litigation” section of Note 9, Commitments and Contingencies, to the condensed consolidated financial statements.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number		Description

10.1	—	First Amendment to Revolving Credit Agreement dated June 29, 2001 by and among the Company, Waste Management Holdings, Inc. the banks signatory thereto, Fleet National Bank, as administrative agent, Bank of America, N.A. and J.P. Morgan and Banc of America Securities LLC, as joint lead arrangers and joint book managers, dated January 27, 2003.
10.2	—	First Amendment to Revolving Credit Agreement dated June 27, 2002 by and among Waste Management, Inc., Waste Management Holdings, Inc., each of the financial institutions party thereto, and Fleet National Bank as administrative agent, J.P. Morgan Securities, Inc. and Banc of America Securities LLC as joint lead arrangers and joint book managers, JP Morgan Chase Bank and Bank of America, N.A., as co-syndication agents, and Deutsche Bank AG, New York Branch and Citibank, N.A. as co-documentation agent, dated January 27, 2003.
12	—	Computation of Ratio of Earnings to Fixed Charges.
18	—	Ernst & Young Letter Regarding Changes in Accounting Principles.
99.1	—	Certification Pursuant to 18 U.S.C. §1350 of A. Maurice Myers, President and Chief Executive Officer.
99.2	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Executive Vice President and Chief Financial Officer.

      (b) Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ DAVID P. STEINER

David P. Steiner
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

WASTE MANAGEMENT, INC.

By:	/s/ ROBERT G. SIMPSON

Robert G. Simpson
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: April 30, 2003

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

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ A. MAURICE MYERS

A. Maurice Myers
President and Chief Executive Officer

Date: April 30, 2003

I, David P. Steiner, certify that:

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

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DAVID P. STEINER

David P. Steiner
Executive Vice President and
Chief Financial Officer

Date: April 30, 2003

INDEX TO EXHIBITS

Exhibit
Number		Description

10.1	—	First Amendment to Revolving Credit Agreement dated June 29, 2001 by and among the Company, Waste Management Holdings, Inc. the banks signatory thereto, Fleet National Bank, as administrative agent, Bank of America, N.A. and J.P. Morgan and Banc of America Securities LLC, as joint lead arrangers and joint book managers, dated January 27, 2003.
10.2	—	First Amendment to Revolving Credit Agreement dated June 27, 2002 by and among Waste Management, Inc., Waste Management Holdings, Inc., each of the financial institutions party thereto, and Fleet National Bank as administrative agent, J.P. Morgan Securities, Inc. and Banc of America Securities LLC as joint lead arrangers and joint book managers, JP Morgan Chase Bank and Bank of America, N.A., as co-syndication agents, and Deutsche Bank AG, New York Branch and Citibank, N.A. as co-documentation agent, dated January 27, 2003.
12	—	Computation of Ratio of Earnings to Fixed Charges.
18	—	Ernst & Young Letter Regarding Changes in Accounting Principles.
99.1	—	Certification Pursuant to 18 U.S.C. §1350 of A. Maurice Myers, President and Chief Executive Officer.
99.2	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Executive Vice President and Chief Financial Officer.