Form 10-Q
period 2003-06-30
WASTE MANAGEMENT INC
filed 2003-08-05
CIK 823768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.)     Yes ☑          No ☐

      The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at August 1, 2003 was 592,213,162 (excluding treasury shares of 38,069,299).

TABLE OF CONTENTS

PART I
WASTE MANAGEMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Millions, Except Per Share Amounts) (Unaudited)
WASTE MANAGEMENT, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)
WASTE MANAGEMENT, INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (In Millions, Except Shares in Thousands) (Unaudited)
WASTE MANAGEMENT, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II
SIGNATURES
INDEX TO EXHIBITS
Employment Agreement - Steve Ragiel
Ten-Year Letter of Credit & Term Loan Agreement
Five-Year Letter of Credit & Term Loan Agreement
Seven-Year Letter of Credit & Term Loan Agreement
Directors' Deferred Compensation Plan
Computation of Ratio of Earnings to Fixed Charges
Certification of CEO Pursuant to Rule 15d-14(a)
Certification of CFO Pursuant to Rule 15d-14(a)
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I

Item 1.	Financial Statements

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

ASSETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
Current assets:
Cash and cash equivalents	$753	$264
Accounts receivable, net of allowance for doubtful accounts of $60	1,447	1,379
Notes and other receivables	231	265
Parts and supplies	77	80
Deferred income taxes	562	551
Prepaid expenses and other assets	116	161

Total current assets	3,186	2,700
Property and equipment, net of accumulated depreciation and amortization of $9,116 and $8,498, respectively	10,812	10,612
Goodwill	5,212	5,079
Other intangible assets, net	119	105
Other assets	1,127	1,135

Total assets	$20,456	$19,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$552	$526
Accrued liabilities	2,060	2,002
Deferred revenues	415	414
Current portion of long-term debt	108	231

Total current liabilities	3,135	3,173
Long-term debt, less current portion	8,350	8,062
Deferred income taxes	1,625	1,548
Landfill and environmental remediation liabilities	1,146	884
Other liabilities	569	637

Total liabilities	14,825	14,304

Minority interest in subsidiaries	47	19

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,510	4,513
Retained earnings	2,110	1,873
Accumulated other comprehensive loss	(83)	(179)
Treasury stock at cost, 38,524,621 and 35,682,000 shares, respectively	(959)	(905)

Total stockholders’ equity	5,584	5,308

Total liabilities and stockholders’ equity	$20,456	$19,631

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating revenues	$2,915	$2,825	$5,631	$5,434

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	1,887	1,732	3,680	3,297
Selling, general and administrative	301	316	624	703
Depreciation and amortization	325	313	627	607
Restructuring	23	—	43	37
Asset impairments and unusual items	(6)	—	(7)	(6)

	2,530	2,361	4,967	4,638

Income from operations	385	464	664	796

Other income (expense):
Interest expense	(110)	(116)	(219)	(234)
Interest income	4	5	6	9
Minority interest	(2)	(2)	(3)	(3)
Other income, net	5	1	9	3

	(103)	(112)	(207)	(225)

Income before income taxes	282	352	457	571
Provision for income taxes	106	135	174	218

Income before cumulative effect of changes in accounting principles	176	217	283	353
Cumulative effect of changes in accounting principles, net of income tax benefit of $31 and $0 for the six months ended June 30, 2003 and 2002, respectively	—	—	(46)	2

Net income	$176	$217	$237	$355

Basic earnings per common share:
Income before cumulative effect of changes in accounting principles	$0.30	$0.35	$0.48	$0.57
Cumulative effect of changes in accounting principles	—	—	(0.08)	—

Net income	$0.30	$0.35	$0.40	$0.57

Diluted earnings per common share:
Income before cumulative effect of changes in accounting principles	$0.30	$0.35	$0.48	$0.57
Cumulative effect of changes in accounting principles	—	—	(0.08)	—

Net income	$0.30	$0.35	$0.40	$0.57

Pro forma income and earnings per common share assuming changes in accounting principles described in Note 1 are applied retroactively:
Income before cumulative effect of changes in accounting principles	$176	$210	$283	329
Basic earnings per common share before cumulative effect of changes in accounting principles	$0.30	$0.34	$0.48	0.53
Diluted earnings per common share before cumulative effect of changes in accounting principles	$0.30	$0.34	$0.48	0.53

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$237	$355
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of changes in accounting principles	46	(2)
Provision for bad debts	24	17
Depreciation and amortization	627	607
Deferred income tax provision	69	110
Minority interest	3	3
Net gain on disposal of assets	(5)	(3)
Effect of asset impairments and unusual items	(7)	(6)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(24)	(39)
Prepaid expenses and other current assets	17	(7)
Other assets	100	(29)
Accounts payable and accrued liabilities	(37)	(152)
Deferred revenues and other liabilities	23	30

Net cash provided by operating activities	1,073	884

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(172)	(64)
Capital expenditures	(501)	(552)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	34	71
Net receipts from restricted funds	109	103
Other	18	(7)

Net cash used in investing activities	(512)	(449)

Cash flows from financing activities:
New borrowings	67	498
Debt repayments	(68)	(468)
Common stock repurchases	(71)	(500)
Exercise of common stock options and warrants	9	23
Other	(9)	—

Net cash used in financing activities	(72)	(447)

Effect of exchange rate changes on cash and cash equivalents	—	2

Increase (decrease) in cash and cash equivalents	489	(10)
Cash and cash equivalents at beginning of period	264	730

Cash and cash equivalents at end of period	$753	$720

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount

Balance, December 31, 2002	630,282	$6	$4,513	$1,873	$(179)	(35,682)	$(905)
Net income	—	—	—	237	—	—	—
Common stock issued upon exercise of stock options and warrants and grants of restricted stock, net of tax benefit of $1	—	—	(2)	—	—	542	12
Common stock repurchases, net of settlements	—	—	—	—	—	(3,563)	(71)
Unrealized loss resulting from changes in fair values of derivative instruments, net of tax benefit of $2	—	—	—	—	(3)	—	—
Minimum pension liability adjustment, net of taxes of $1	—	—	—	—	1	—	—
Translation adjustment of foreign currency statements	—	—	—	—	98	—	—
Other	—	—	(1)	—	—	178	5

Balance, June 30, 2003	630,282	$6	$4,510	$2,110	$(83)	(38,525)	$(959)

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

      The condensed financial statements presented herein represent the consolidation of Waste Management, Inc., a Delaware corporation, and its subsidiaries. Waste Management, Inc. is a holding company that conducts all of its operations through its subsidiaries. When the terms the “Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc. and all of its consolidated subsidiaries. When we use the term “WMI,” we are referring only to the parent holding company, and are not including any of the subsidiaries.

      The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2003 are unaudited. In the opinion of management, these financial statements include all adjustments, which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in the estimates and assumptions that we use in the preparation of our financial statements. Additionally, the estimates and assumptions used in determining landfill airspace amortization rates per ton, final capping, closure and post-closure liabilities as well as environmental remediation liabilities require significant operations, engineering and accounting input. We review these estimates and assumptions no less than annually. In many circumstances, the ultimate outcome of these estimates and assumptions may not be known for decades into the future. Actual results could differ materially from these estimates and assumptions due to changes in environmental related regulations or future operational plans, and the inherent imprecision associated with estimating matters so far into the future. See the “Management’s Discussion and Analysis” section of this report for more information regarding our critical accounting estimates and assumptions.

      In the first quarter of 2003, we adopted certain changes in accounting principles that impact the comparability of the financial information presented herein. See Note 1 for information regarding these changes.

      Reclassifications — On January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. Upon the adoption of SFAS No. 145, we reclassified first quarter 2002 losses on the extinguishment of debt of $1 million that had previously been reported as extraordinary. The impact of this reclassification on the results of operations for the six months ended June 30, 2002 was a $2 million increase in interest expense and a $1 million decrease in the tax provision. The adoption of SFAS No. 145 did not impact the presentation of the results of operations for the three months ended June 30, 2002.

      In March 2002, we adopted a new organizational structure to align collection, transport, recycling and disposal resources into market areas, and reduced the number of layers of management and consolidated certain administrative and support functions. During our 2003 planning processes we determined that certain costs we previously reported as selling, general and administrative expenses were more appropriately classified as operating expenses after the adoption of the new organizational structure. These costs include certain maintenance and repairs, property taxes, insurance and claims, rent, utilities, permits and fees. We began

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting these costs as operating expenses in the first quarter of 2003. In order to conform the prior period presentation of these costs with the current period presentation, we have reclassified $43 million of costs previously reported as selling, general and administrative expenses for the three and six months ended June 30, 2002 to operating expenses in the accompanying condensed consolidated statement of operations. Costs identified for reclassification are those costs incurred beginning in the second quarter of 2002, as this was the first full accounting period that these organizational changes were effective. Similar reclassifications will be made to the statement of operations for the third and fourth quarters of 2002. Additional disclosures associated with this restructuring are included in Note 9.

      Certain reclassifications have also been made in the prior period condensed consolidated statement of cash flows in order to conform to the current period presentation.

1.	2003 Accounting Changes

      On January 1, 2003, we implemented changes in our methods of accounting for major repairs and maintenance, loss contracts and asset retirement obligations, as described below. If the accounting changes we implemented on January 1, 2003 had been effective in 2002, the impact on income before cumulative effect of changes in accounting principles and earnings per common share for the three and six months ended June 30, 2002 (in millions, except per share amounts) would have been as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2002

Reported income before cumulative effect of changes in accounting principles	$217	$353
Repairs and maintenance, net of tax	1	1
Loss contracts, net of tax	(1)	(10)
Adoption of SFAS No. 143, net of tax	(7)	(15)

Pro forma income	$210	$329

Basic earnings per common share:
Reported income before cumulative effect of changes in accounting principles	$0.35	$0.57
Repairs and maintenance, net of tax	—	—
Loss contracts, net of tax	—	(0.02)
Adoption of SFAS No. 143, net of tax	(0.01)	(0.02)

Pro forma income	$0.34	$0.53

Diluted earnings per common share:
Reported income before cumulative effect of changes in accounting principles	$0.35	$0.57
Repairs and maintenance, net of tax	—	—
Loss contracts, net of tax	—	(0.02)
Adoption of SFAS No. 143, net of tax	(0.01)	(0.02)

Pro forma income	$0.34	$0.53

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repairs and Maintenance

      Through December 31, 2002, we accrued in advance for major repairs and maintenance expenditures and we deferred costs associated with annual plant outages at our waste-to-energy facilities and independent power production plants. Effective January 1, 2003, we changed our policy from this method to one that expenses these costs as they are incurred. In the first quarter of 2003, we recorded approximately $25 million, net of taxes, or $0.04 per diluted share, as a credit to cumulative effect of changes in accounting principles. We believe our current method of accounting is preferable because it (i) provides operating results that more clearly reflect the timing and amount of required expenditures, (ii) more clearly reflects our assets and liabilities, and (iii) reduces the need to make additional estimates and assumptions. The effect of this change in accounting principle is not material to our results of operations for the three and six months ended June 30, 2003.

Loss Contracts

      Through December 31, 2002, if our customer contracts were projected to have direct costs greater than revenues over the life of the contract, we accrued for those future losses. Effective January 1, 2003, we changed our policy from this method to one that expenses these losses as they are incurred. In the first quarter of 2003, we recorded approximately $30 million, net of taxes, or $0.05 per diluted share, as a credit to cumulative effect of changes in accounting principles. We believe our current method of accounting is preferable because it (i) provides operating results that more clearly reflect the timing and amount of contract losses generated, (ii) more clearly reflects our liabilities, and (iii) reduces the need to make additional estimates and assumptions. The effect of this change in accounting principle is not material to our results of operations for the three and six months ended June 30, 2003.

Adoption of SFAS No. 143 — Accounting for Asset Retirement Obligations

      In connection with the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, we recorded approximately $101 million, including tax benefit, or $0.17 per diluted share, in the first quarter of 2003 as a charge to cumulative effect of changes in accounting principles. Substantially all of this charge was related to changes in accounting for landfill final capping, closure and post-closure costs. The application of SFAS No. 143 reduced income before cumulative effect of changes in accounting principles for the three months ended June 30, 2003 by approximately $8 million, net of tax benefit, or $0.01 per diluted share, and reduced income before cumulative effect of changes in accounting principles for the six months ended June 30, 2003 by approximately $16 million, net of tax benefit, or $0.03 per diluted share.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective January 1, 2003, our method of accounting for landfill closure and post-closure, as well as landfill final capping, changed as a result of our adoption of SFAS No. 143. SFAS No. 143 does not change the basic landfill accounting that we and others in the waste industry have followed historically. Through December 31, 2002, the waste industry generally recognized expenses associated with (i) amortization of capitalized and future landfill asset costs and (ii) future closure and post-closure obligations on a units-of-consumption basis as airspace was consumed over the life of the related landfill. This practice, referred to as life-cycle accounting within the waste industry, continues to be followed. The table below compares our historical practices to the method prescribed by SFAS No. 143.

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

      We amortize landfill retirement costs arising from closure and post-closure obligations, which are capitalized as part of the landfill asset, using our historical landfill accounting practices. However, we amortize landfill retirement costs arising from final capping obligations, which are also capitalized as part of the landfill asset, on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event. This change from our historical method requires the Company to make additional estimates related to the capacity of each final capping event and to track landfill consumption by event. These estimates are reviewed at least annually.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the balance sheet impact of the adoption of SFAS No. 143 (in millions):

	Balance at		Balance at
	December 31,		January 1,
	2002	Change	2003

Landfill assets	$8,607	$257	$8,864
Accumulated landfill airspace amortization	(3,539)	(161)	(3,700)

Net landfill assets	$5,068	$96	$5,164

Current landfill and environmental remediation liabilities	$114	$67	$181
Long-term landfill and environmental remediation liabilities	884	199	1,083

Total landfill and environmental remediation liabilities	$998	$266	$1,264

2.	Landfill and Environmental Remediation Liabilities

Landfill

      We have material financial commitments for final capping, closure and post-closure obligations with respect to our landfills. We develop our estimates of these obligations using input from our operations, engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques. In general, we contract with third parties to fulfill most of our obligations for final capping, closure and post-closure. Accordingly, the fair value of these obligations is based upon quoted and actual prices paid for similar work. However, we intend to perform some of these activities using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, we have added a profit margin to the estimated cost of such services to better reflect the fair value of the obligation. When we then perform these services internally, the added profit margin is recognized as a component of operating income in the period earned. An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when using discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In the waste industry, there is no market for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, we do not believe that it is possible to develop a methodology to reliably estimate a market risk premium and have therefore excluded any such market risk premium from our determination of expected cash flows for landfill asset retirement obligations.

      Once we have determined the final capping, closure and post-closure costs, we then inflate those costs to the expected time of payment and discount those expected future costs back to present value. We have inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5% at June 30, 2003, and have discounted these costs to present value using a credit-adjusted, risk-free discount rate of 7.25% at June 30, 2003. The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.

      Management reviews the estimates of our obligations at least annually. Significant changes in inflation rates or the amount or timing of future final capping, closure and post-closure cost estimates typically result in both (i) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill’s capacity consumed to date, and (ii) a change in liability and asset amounts to be

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded prospectively over the remaining capacity of the landfill. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our amortization policy, which would generally result in amortization expense being recognized prospectively over the remaining capacity of the final capping event or the landfill, as appropriate.

      We record the estimated fair value of final capping, closure and post-closure liabilities for our landfills based on the capacity consumed through the current period. The liability and corresponding asset are recorded on a per-ton basis. The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill. Additionally, the estimated fair value of total future final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Closure and post-closure accruals consider estimates for methane gas control, leachate management and ground-water monitoring and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure. Daily maintenance activities, which include many of these costs, are expensed as incurred during the operating life of the landfill. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill final cap; fence and road maintenance; and third party inspection and reporting costs. For purchased disposal sites, we assess and record the estimated fair value of final capping, closure and post-closure liabilities at the time we assume such responsibilities. Such liabilities are based on the percentage of airspace consumed related to such obligations as of the date we assumed the responsibility. Thereafter, we account for the landfill and related final capping, closure and post-closure obligations consistent with the policy described above.

      Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in operating costs on the income statement.

      In the United States, the final capping, closure and post-closure requirements are established by the EPA’s Subtitles C and D regulations, as implemented and applied on a state-by-state basis. The costs to comply with these requirements could change materially as a result of legislation or regulation.

Environmental Remediation

      We routinely review and evaluate sites that require remediation, including sites listed on the EPA’s National Priorities List, or NPL. We consider whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we were connected with the site. We also review the same information with respect to other named and unnamed PRPs, or potentially responsible parties. We then determine our estimated cost for the likely remedy, which we base on (i) management’s judgment and experience in remediating sites; (ii) information available from regulatory agencies as to costs of remediation; (iii) the number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and (iv) the typical allocation of costs among PRPs. These estimates are sometimes a range of “reasonably possible” outcomes. “Reasonably possible” outcomes are those outcomes that are considered more than remote and less than likely. In cases where our estimates are a range, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. Were we to use the high ends of such ranges, our aggregate potential liability would be approximately $180 million higher on a discounted basis than the estimate recorded in the consolidated financial statements as of June 30, 2003.

      As of June 30, 2003, we had been notified that we are a PRP in connection with 74 locations listed on the NPL. Through various acquisitions, we have come to own 17 of these sites that were initially developed by others. We are working with the government to characterize or remediate identified site problems and have

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at, or near, the time that we make remedial expenditures. Claims have been made against us at another 57 sites we do not own where we have been an operator, transporter or generator of waste. These claims are at different procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is also known as Superfund. At some of these sites, our liability is well defined as a consequence of a governmental decision and an agreement among liable parties as to the allocation of costs. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain. Any of these matters could have a material adverse effect on our consolidated financial statements.

      Estimating our degree of responsibility for remediation of a particular site is inherently difficult and determining the method and ultimate cost of remediation requires that a number of assumptions be made. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities that could be material. Additionally, our ongoing review of our remediation liabilities could result in revisions that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

      Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (2.5% at June 30, 2003 and 2.0% at December 31, 2002) until the expected time of payment and discount the cost to present value using a risk-free discount rate with a term approximating the weighted average period until settlement of the underlying obligation (4.0% at June 30, 2003 and 5.0% at December 31, 2002). We review the discount rate, which is based on the rates for United States Treasury bonds, and the inflation rate on an annual basis. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs and expenses.

      Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2003			December 31, 2002

		Environmental			Environmental
	Landfill(a)	Remediation	Total	Landfill(a)	Remediation	Total

Current (in accrued liabilities)	$124	$61	$185	$49	$65	$114
Long-term	854	292	1,146	606	278	884

	$978	$353	$1,331	$655	$343	$998

a)	As of June 30, 2003, landfill liabilities include our final capping, closure and post-closure obligations pursuant to SFAS No. 143. Final capping obligations to be discharged during the operating lives of landfills were not included in landfill liabilities as of December 31, 2002.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The changes to landfill and environmental remediation liabilities for the six months ended June 30, 2003 and June 30, 2002 are as follows (in millions):

		Environmental
	Landfill	Remediation

December 31, 2002	$655	$343
Cumulative effect of change in accounting principle	266	--
Obligations incurred and capitalized	26	--
Obligations settled	(20)	(17)
Interest accretion	30	4
Revisions in estimates	1	11
Acquisitions, divestitures and other adjustments	20	12

June 30, 2003	$978	$353

December 31, 2001	$625	$321
Expense	22	10
Spending	(10)	(20)
Acquisitions, divestitures and other adjustments	19	17

June 30, 2002	$656	$328

      At several of our landfills, we provide financial assurance by depositing cash into escrow accounts or trust funds that are legally restricted for purposes of settling closure and post-closure obligations. These funds are generally invested in cash or cash-equivalent instruments. The fair value of these escrow accounts and trust funds was approximately $105 million at June 30, 2003, and is included as other long-term assets in our condensed consolidated balance sheet.

3.	Debt and Interest Rate Derivatives

Debt

      Debt consisted of the following (in millions):

	June 30,		December 31,
	2003		2002

Revolving credit facilities	$--		--
Senior notes and debentures, maturing through 2032, interest of 6.375% to 8.75%	6,212		6,164
Tax-exempt bonds maturing through 2031, fixed and variable interest rates ranging from 1% to 10% (weighted average interest rate of 3.1% at June 30, 2003)	1,376		1,262
Project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 1% to 9% (weighted average interest rate of 5.1% at June 30, 2003)	628		634
5.75% convertible subordinated notes due 2005	32		32
Capital leases and other notes payable, maturing through 2022, interest rates up to 12%	210		201

	8,458		8,293
Less current portion	108	(a),(b),(c)	231 (a)

	$8,350		$8,062

a)	As of December 31, 2002, we had $434 million of 6.375% senior notes due December 1, 2003 and $450 million of 7.1% senior notes due August 1, 2026 that were subject to redemption on August 1, 2003 at the option of the holders. We classified $770 million of these borrowings as long-term at December 31, 2002. As of June 30, 2003, we have $434 million of 6.375% senior notes due December 1, 2003, $150 million of 8.0% senior notes due April 30, 2004 and $200 million of 6.5% senior

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes due May 15, 2004. We classified all of these borrowings as long-term at June 30, 2003. The classification of these obligations as long-term was based upon our available capacity under our two long-term revolving credit facilities and our intent to refinance the borrowings with other long-term financings. In the event other sources of long-term financing are not available, we intend to use our revolving credit facilities.

b)	We have $543 million of tax-exempt bonds at June 30, 2003 that mature through 2031 that are remarketed weekly by a remarketing agent. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to the Company. We have obtained letters of credit, issued under our revolving credit facilities, to guarantee repayment of the bonds in this event. We classified these borrowings as long-term at June 30, 2003 because the borrowings are supported by letters of credit issued under our two revolving credit facilities, which are both long-term.

c)	The Company has $450 million of 7.1% senior notes due August 1, 2026. These notes were subject to repayment on August 1, 2003 at the option of the holder. Approximately $1 million of the notes were put to the Company for redemption. The right to put the remaining $449 million of the senior notes expired July 15, 2003. Therefore, $449 million of the 7.1% senior notes are classified as long-term in the accompanying condensed consolidated balance sheet.

     As of June 30, 2003, we had a three-year, $650 million syndicated revolving credit facility and a five-year, $1.75 billion syndicated revolving credit facility. The three-year revolver matures in June 2005 and the five-year revolver matures in June 2006. At June 30, 2003, no borrowings were outstanding under our revolving credit facilities and we had unused and available credit capacity under these facilities of approximately $870 million. The unused and available capacity under these facilities was approximately $770 million at December 31, 2002.

      As part of our operations, and in connection with issuances of tax-exempt bonds, we use letters of credit to support our bonding and funding needs. In order to increase our letter of credit availability, on June 30, 2003 we entered into a five-year, $15 million letter of credit and term loan agreement, a seven-year, $175 million letter of credit and term loan agreement, and a ten-year, $105 million letter of credit and term loan agreement, which expire in June 2008, 2010, and 2013, respectively (collectively, the “LC and term loan agreements”). At June 30, 2003, letters of credit were issued and outstanding for the full $295 million of credit capacity under these agreements.

      As of June 30, 2003, we had letters of credit in the aggregate amount of approximately $1.93 billion (of which approximately $1.53 billion are issued under the revolving credit facilities, $295 million are issued under the LC and term loan agreements and the remainder are issued under other various lines of credit). These letters of credit generally have terms allowing for automatic renewal after one year. In the event of an unreimbursed draw on a letter of credit, we have the ability to convert that amount into a term loan for the remaining term under its respective agreement or facility.

      As of June 30, 2003, we are required to maintain the following financial covenants under our revolving credit facilities: (i) an interest coverage ratio; (ii) total debt to EBITDA; and (iii) minimum net worth, all as defined in the credit facilities solely for the purpose of determining compliance with the covenants. The interest coverage ratio requires that at the end of any fiscal quarter we will not permit the ratio of (A) our consolidated net income plus interest expense and income taxes (“EBIT”) for the four fiscal quarters then ending to (B) consolidated total interest expense for such period, to be less than 3 to 1. The total debt to EBITDA covenant requires that at the end of any fiscal quarter, we will not permit the ratio of (A) all indebtedness and certain contingent liabilities such as financial guarantees to (B) EBIT plus depreciation and amortization expense (“EBITDA”) for the four fiscal quarters then ending to exceed 3.25 to 1. Our minimum net worth covenant restricts us from allowing the sum of stockholders’ equity to be less than $3.5 billion plus 75% of our cumulative consolidated net income for each fiscal quarter, beginning with the first fiscal quarter ended March 31, 2001. We are in compliance with all covenants under our revolving credit facilities and all other debt instruments.

      Our tax-exempt and project bonds are primarily related to industrial revenue bonds issued for the construction of various facilities. Proceeds from these financing arrangements are treated as non-cash financing activities for purposes of the statement of cash flows as the proceeds are directly deposited into trust

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funds, and we do not have the ability to use the funds in regular operating activities. Accordingly, our 2003 issuances of approximately $116 million of tax-exempt bonds maturing through 2028 were treated as non-cash financing activities.

      Our debt balances are generally unsecured, except for approximately $612 million of the project bonds outstanding at June 30, 2003 that are issued by certain of our subsidiaries within our Wheelabrator Group and secured by the related subsidiary’s assets and revenue.

Interest rate swaps

      We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt, which was approximately 67% fixed and 33% floating at June 30, 2003. Interest rate swap agreements outstanding as of December 31, 2002 and June 30, 2003 are set forth in the table below (dollars in millions):

	Notional						Fair Value
As of	Amount	Receive		Pay		Maturity Date	Asset/(Liability)(a)

December 31, 2002	$19	Floating	1.38%	Fixed	7.27%	Through December 31, 2012	$(3	)(b)
December 31, 2002	$2,000	Fixed	6.38%-7.65%	Floating	2.97%-4.91%	Through July 15, 2028	$34	(c)
June 30, 2003	$18	Floating	1.12%	Fixed	7.27%	Through December 31, 2012	$(3	)(b)
June 30, 2003	$2,250	Fixed	6.38-7.65%	Floating	3.71-5.51%	Through December 15, 2017	$(8	)(c),(d)

a)	The fair value of interest rate derivatives is included in our balance sheets as components of other long-term assets and other long-term liabilities. Fair values of these interest rate derivatives are based on third party pricing models.

b)	The terms of this interest rate derivative contract do not qualify for hedge accounting. Therefore, the contract is accounted for at fair value with changes in fair value recognized immediately in interest expense.

c)	These interest rate derivatives qualify for hedge accounting. Therefore, changes in fair value of these interest rate swap contracts are deferred and recognized as an adjustment to interest expense over the remaining life of the hedged instrument.

d)	The fair value of these interest rate derivatives is a net fair value liability of $8 million that is comprised of $12 million of other long-term assets and $20 million of other long-term liabilities.

     During the first and second quarters of 2003, we terminated several interest rate swap agreements with a notional amount of $2.35 billion prior to the scheduled maturities and received cash of $117 million (which was comprised of $109 million for the fair value of the swaps terminated and $8 million of interest receivable) from the counterparties to the interest rate swaps. We had designated these swap agreements as fair value hedges, and as such the unamortized adjustment to long-term debt for the change in fair value of the swaps remains classified in long-term debt. The proceeds received from the termination of the interest rate swap agreements have been classified as a change in other assets or other liabilities within operating activities in the accompanying condensed consolidated statement of cash flows.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by approximately $285 million as of June 30, 2003 and $239 million as of December 31, 2002. The following table summarizes the accumulated fair value adjustments from interest rate swap agreements by underlying debt instrument category (in millions):

Increase in carrying value of debt due to	June 30,		December 31,
hedge accounting for interest rate swaps	2003		2002

Senior notes and debentures:
Active swap agreements	$(8)		$34
Terminated swap agreements	292	(a)	203

	284		237
Tax-exempt and project bonds:
Terminated swap agreements	1	(a)	2

	$285		$239

a)	Of these amounts, $51 million (on a pre-tax basis) is scheduled to be reclassified as a credit to interest expense over the next twelve months.

     Interest rate swap agreements reduced net interest expense by $23 million and $47 million for the three and six months ended June 30, 2003, respectively, and $23 million and $43 million for the three and six months ended June 30, 2002, respectively. The significant terms of the interest rate contracts and the underlying debt instruments are identical and therefore no ineffectiveness has been realized.

Interest rate locks

      During 2002 and 2001, we entered into cash flow hedges to secure the underlying interest rates in anticipation of our senior note issuances. These hedging agreements resulted in a deferred loss, net of taxes, of $38 million at June 30, 2003, which is included in accumulated other comprehensive income. Of this amount, $5 million (on a pre-tax basis) is scheduled to be reclassified into interest expense over the next twelve months.

4.	Income Taxes

      The current tax obligations associated with the provision for income taxes recorded in the statements of operations are reflected in the accompanying condensed consolidated balance sheets as a component of accrued liabilities, and the deferred tax obligations are reflected in deferred income taxes. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2003 and June 30, 2002 is primarily due to state and local income taxes, offset in part by non-conventional fuel tax credits.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income

      Comprehensive income represents all changes in our equity except for changes resulting from investments by, and distributions to, stockholders. Comprehensive income for the three and six months ended June 30, 2003 and June 30, 2002 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$176	$217	$237	$355

Other comprehensive income:
Minimum pension liability adjustment, net of taxes	—	—	1	—
Unrealized loss resulting from changes in fair values of derivative instruments, net of tax benefit	—	(24)	(3)	(23)
Gain on derivative instruments reclassified into earnings, net of taxes	—	—	—	(1)
Unrealized loss on marketable securities, net of tax benefit	—	(2)	—	(5)
Translation adjustment of foreign currency statements	58	36	98	37

Other comprehensive income	58	10	96	8

Comprehensive income	$234	$227	$333	$363

      The components of accumulated other comprehensive loss were as follows:

	June 30,	December 31,
	2003	2002

Minimum pension liability adjustment, net of taxes	$—	$(1)
Accumulated unrealized loss on derivative instruments, net of tax benefit	(42)	(39)
Cumulative translation adjustment of foreign currency statements	(41)	(139)

	$(83)	$(179)

6.	Earnings Per Share and Stock Based Compensation

      The following reconciles net income as presented on the condensed consolidated statements of operations with diluted net income for purposes of calculating diluted earnings per common share (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$176	$217	$237	$355
Interest on convertible securities, net of taxes	—	—	—	1

Diluted net income	$176	$217	$237	$356

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following reconciles the number of common shares outstanding at June 30 of each year presented to the weighted average number of common shares outstanding and to the weighted average number of common and potentially dilutive common shares outstanding for the purpose of calculating basic and diluted earnings per common share (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Number of common shares outstanding at end of period	591.8	611.4	591.8	611.4
Effect of using weighted average common shares outstanding	(0.3)	3.9	0.8	9.2

Weighted average basic common shares outstanding	591.5	615.3	592.6	620.6
Dilutive effect of common stock options and warrants and other contingently issuable shares	3.3	3.9	2.6	4.1
Dilutive effect of convertible subordinated notes	—	—	—	1.7

Weighted average diluted common shares outstanding	594.8	619.2	595.2	626.4

      For the three and six months ended June 30, 2003 and the three months ended June 30, 2002, we excluded the effect of our convertible subordinated notes from the diluted earnings per share calculation because the inclusion of this item would have been antidilutive.

      At June 30, 2003, there were approximately 52.7 million shares of common stock potentially issuable with respect to stock options, warrants and convertible debt. We excluded approximately 32.3 million of these shares from the diluted earnings per share computation because their exercise price was greater than the average per share market price of our stock for the three and six months ended June 30, 2003. Including the impact of these potentially issuable shares in the current period calculations would have been antidilutive at June 30, 2003, but may dilute earnings per share in future periods.

      We account for our stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended. Pursuant to APB No. 25, we recognize no compensation cost for our stock option grants because the number of shares potentially issuable and the exercise price, which is equal to the fair market value of the underlying stock on the date of grant, is fixed.

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

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2003	2002	2003	2002

Reported net income	$176	$217	$237	$355
Less: compensation expense per SFAS No. 123, net of tax benefit	18	22	33	40

Pro forma net income	$158	$195	$204	$315

Basic earnings per common share:
Reported net income	$0.30	$0.35	$0.40	$0.57
Less: compensation expense per SFAS No. 123, net of tax benefit	0.03	0.03	0.06	0.06

Pro forma net income	$0.27	$0.32	$0.34	$0.51

Diluted earnings per common share:
Reported net income	$0.30	$0.35	$0.40	$0.57
Less: compensation expense per SFAS No. 123, net of tax benefit	0.03	0.04	0.06	0.07

Pro forma net income	$0.27	$0.31	$0.34	$0.50

7.	Common Stock Repurchases

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

	Agreement		Common Stock		Total	Settlement		Net
					Purchase	(Received)/		Common Stock
Transaction Type	Initiating Date	Settlement Date	Shares	Price per Share	Price	Paid		Repurchases

Private Accelerated Purchase(a)	December 2002	February 2003	1,731	$24.52	$42	$(3	)(b)	$39
Private Accelerated Purchase(a)	March 2003	May 2003	2,400	$20.00	$48	$3	(c)	$51
Open Market Purchases(d)	N/A	N/A	1,163	$19.70 - $20.77	$23	N/A		$23

a)	We accounted for the initial payments as a purchase of treasury stock and classified the future settlements with the counterparty as an equity instrument because we have the option under these agreements to settle our obligations, if any, in shares of our common stock.

b)	The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $3 million less than the approximately $42 million we initially paid. Pursuant to the agreement, the counterparty paid us the difference of approximately $3 million at the end of the valuation period to settle the agreement.

c)	The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $3 million more than the approximately $48 million we initially paid. Pursuant to the agreement, we paid the counterparty the difference of approximately $3 million at the end of the valuation period to settle the agreement.

d)	We engaged in open market purchases during the first quarter of 2003 when trading was allowed pursuant to law and our insider trading policy. We did not engage in open market purchases during the second quarter of 2003.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Commitments and Contingencies

      Financial instruments — We have obtained letters of credit, performance bonds and insurance policies, and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, and other obligations. We also use insurance policies issued by our wholly-owned insurance company, the sole business of which is to issue us policies, to secure such performance obligations. In those instances where our use of captive insurance is not allowed, we generally have available alternative bonding mechanisms. Because virtually no claims have been made against these financial instruments in the past, and considering our current financial position, management does not expect that these instruments will have a material adverse effect on our consolidated financial statements. We have not experienced any unmanageable difficulty in obtaining performance bonds or letters of credit for our current operations. During the second quarter of 2003, we entered into the LC and term loan agreements to provide us with an additional source of capacity from which we may obtain letters of credit. See Note 3 for additional information related to these agreements. In an ongoing effort to mitigate risks of future cost increases and reductions in available capacity, we continue to evaluate various options to access cost-effective sources of financial assurance.

      For the 14 months ended January 1, 2000, we insured certain risks, including auto, general liability and workers’ compensation, with Reliance National Insurance Company, whose parent filed for bankruptcy in June 2001. In October 2001, the parent and certain of its subsidiaries, including Reliance National Insurance Company, were placed in liquidation. We believe that because of various state insurance guarantee funds and potential recoveries from the liquidation, it is unlikely that events relating to Reliance will have a material adverse impact on our financial statements.

      Guarantees — We have entered into the following guarantee agreements associated with our operations.

•	Waste Management Holdings, Inc. (“WM Holdings”), one of WMI’s wholly-owned subsidiaries, has fully and unconditionally guaranteed WMI’s senior indebtedness that matures through 2032. WMI has fully and unconditionally guaranteed the senior indebtedness of WM Holdings that matures through 2026 and WM Holdings’ 5.75% convertible subordinated notes due 2005. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 12 for further information.

•	WMI has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, WMI will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 3 for information related to the balances and maturities of our tax-exempt bonds.

•	As of June 30, 2003, we have guaranteed approximately $49 million of debt primarily for entities that we account for under the equity method of accounting. The related debt, which matures through 2021, is not recorded on our consolidated balance sheets, and we have not recorded any liability for these guarantees. We have ongoing projects with the entities and have deemed that our performance under these guarantees is not likely.

•	Certain of our subsidiaries have guaranteed the market value of certain homeowners’ properties that are adjacent to our landfills. These guarantee agreements extend over the life of the landfill. Under these agreements, we would be responsible for the difference between the sale value and the market value of the homeowners’ properties, if any. We do not believe it is possible to determine the contingent obligation associated with these guarantees, but we do not believe it would have a material effect on our financial position or results of operations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company has indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. We do not believe that it is possible to determine the contingent obligations associated with these indemnities.

•	WMI guarantees the lease obligations of certain of its subsidiaries. If a subsidiary fails to meet its contractual lease obligations as they come due, WMI has an unconditional obligation to perform on its behalf. No additional liability has been recorded for these guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.

      We currently believe that it is not reasonably likely that we will be required to perform under these guarantee agreements or that any performance requirement would have a material impact on our consolidated financial statements.

      Environmental matters — Our business is intrinsically connected with the protection of the environment. As such, a significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection. Such costs may increase in the future as a result of legislation or regulation. However, we believe that we generally tend to benefit when environmental regulation increases, because such regulations increase the demand for our services, and we have the resources and experience to manage environmental risk. For more information regarding environmental matters, see Note 2.

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

      We are one of the defendants in a class action lawsuit arising from events related to our earnings announcements in July and August of 1999. On November 7, 2001, we announced that we had reached a settlement agreement with the plaintiff in this case, resolving all claims against us as well as claims against our current and former officers and directors. The agreement provides for a payment of $457 million to members of the class and for us to consent, for settlement purposes, to the certification of a class of purchasers or acquirers of our securities from June 11, 1998 through November 9, 1999. The payment provided for by the settlement agreement, including interest accrued at the Federal Funds rate, is included in the accompanying condensed consolidated balance sheets as a component of accrued liabilities. A hearing was held April 29, 2002 at which the settlement was approved. A former participant in WM Holdings’ ERISA plans filed an appeal of both the final ruling and related motions on March 27, 2003. That appeal has now been conditionally remanded back to the trial court where a settlement among plaintiffs’ counsel and the appellant was approved by the court. This settlement requires no additional commitment from the Company. If no appeal is taken from this most recent approval from the trial court, the case will be final and payment will be due in September. This former participant and another individual also filed a separate case in Washington, D.C. against us and others, attempting to increase the recovery of a class of ERISA plan participants based on allegations related to both the events alleged in, and the settlements relating to, the class action against WM Holdings that was settled in 1998 and the complaint in this action. This D.C. case has been stayed pending finalization of the class action settlement.

      Also on November 7, 2001, we announced that we would receive $20 million (less fees of approximately $5 million awarded to counsel for the derivative plaintiffs) as a result of a settlement reached between the derivative plaintiffs and Arthur Andersen in a stockholder derivative suit filed on July 3, 2001 in Texas state court against Arthur Andersen, as our former independent auditor. The derivative plaintiffs alleged, among other things, that Arthur Andersen engaged in professional malpractice in connection with certain services

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that it performed for us. Arthur Andersen informed us that neither the complaint nor the settlement affected its independence in 2001 or prior years, when Arthur Andersen was serving as our independent auditor. The settlement was approved in May 2002. Arthur Andersen’s payment will become due at the same time our payment to the plaintiffs in settlement of the class action lawsuit described above becomes due. Because of the appeal filed in that case in March 2003, we cannot predict when the class action payment will be due, and thus cannot predict when the Arthur Andersen receivable will become due. Although Arthur Andersen has ceased operations, we presently have no reason to believe that the settlement amount will not be paid and we will not collect the receivable we have recorded. Any prolonged delay in the payment ultimately becoming due could make such payment more uncertain, depending on Arthur Andersen’s financial status at such time. If such uncertainties develop in the future, it is reasonably possible that we will be required to write down the receivable up to the full amount due from Arthur Andersen.

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

      Our business is intrinsically connected with the protection of the environment, and there is the potential for unintended or unpermitted noncompliance with environmental laws or regulations. From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2003, there were 11 proceedings involving our subsidiaries where the sanctions involved in each could potentially exceed $100,000. The matters involve allegations that subsidiaries (i) operated a hazardous waste incinerator in such a way that its air emissions exceeded permit limits, (ii) operated a waste-to-energy facility that, as a result of intermittent and isolated equipment malfunctions, exceeded emission limits and failed to meet monitoring requirements, (iii) are responsible for remediation of landfill gas and chemical compounds required pursuant to a Unilateral Administrative Order associated with an NPL site, (iv) are responsible for late performance of work required under a Unilateral Administrative Order, (v) in two separate cases improperly operated a solid waste landfill and caused excess odors, (vi) improperly operated a solid waste landfill by failing to maintain required records, properly place and cover waste and adhere to proper leachate levels, (vii) violated the state’s clean water act, (viii) did not comply with air regulations requiring control of emissions at a closed landfill, and (ix) improperly operated a solid waste landfill by failing to maintain required leachate levels and erosion control and failing to properly operate and monitor gas wells and adequately control odors and stormwater. On April 11, 2003, Alliance Sanitary Landfill, Inc., a wholly-owned subsidiary, entered into a Consent Order with the Pennsylvania Department of Environmental Protection, pursuant to which we voluntarily suspended operations at the landfill to address certain gas collection system, leachate collection system and capping deficiencies. The landfill reopened on May 9, 2003, and we are negotiating the resolution of any fines arising from the Consent Order. We believe that the resolution will likely exceed $100,000. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

      It is not always possible to predict the impact that lawsuits, proceedings, investigations and inquiries may have on us, nor is it possible to predict whether additional suits or claims may arise out of the matters described above in the future. We and each of our subsidiaries intend to defend ourselves vigorously in all the above matters. However, it is possible that the outcome of any of these matters may ultimately have a material adverse impact on our financial condition or results of operations in one or more future periods.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We and certain of our subsidiaries are also currently involved in other routine civil litigation and governmental proceedings relating to the conduct of our business. We do not believe that any of these routine matters will have a material adverse impact on our consolidated financial statements.

      Tax matters — We are currently under audit by the Internal Revenue Service and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows. However, we do not believe that any of these matters will have a material adverse impact on our results of operations.

9.	Restructurings

      In 2002 we reorganized the structure of the Company into market areas to better align our collection, transport, recycling and disposal resources. As part of the restructuring, we reduced the number of field layers of management and eliminated approximately 1,900 field-level administrative and operational positions. In the first quarter of 2002, we recorded $37 million of pre-tax charges for costs associated with the implementation of the new structure. An additional $1 million was recorded in the third quarter of 2002. These charges included $36 million for employee severance and benefit costs and $2 million related to abandoned operating lease agreements. As of June 30, 2003, payments of $36 million had been recorded against the restructuring liability that was previously established and $2 million of the related accrual remained.

      In February 2003 we reduced the number of market areas that make up our geographic operating Groups to 66 from a total of 91 at December 31, 2002, and reduced certain overhead positions to further streamline our organization. Our market areas all report to one of our seven Groups that divide our operations geographically into the Eastern, Midwest, Southern, Western and Canadian operations and functionally into Recycling and Wheelabrator. We manage and evaluate our operations through these seven operating Groups, which represent our reporting segments as further described in Note 11. Management believes that this structure will result in a more effective utilization of resources and enable us to serve our customers more efficiently. In connection with the restructuring, there was a workforce reduction of about 700 employees and 270 contract workers.

      The operational efficiencies provided by these organizational changes and a focus on fully utilizing the capabilities of our information technology resources enabled us to further reduce our workforce in June 2003. This workforce reduction resulted in the elimination of an additional 600 employee positions and 200 contract worker positions.

      In the first quarter of 2003, we recorded $20 million of pre-tax charges for costs associated with our February 2003 restructuring and workforce reduction, all of which was associated with employee severance and benefit costs. No material costs for this restructuring and workforce reduction have been incurred in the second quarter of 2003. In the second quarter of 2003, we recorded $23 million of pre-tax charges for costs associated with the June 2003 workforce reduction.

      We anticipate incurring a total of approximately $44 million in employee severance and benefit costs for the 2003 restructuring and workforce reduction efforts, with $43 million incurred during the six month period ended June 30, 2003 and the remaining $1 million to be incurred throughout the remainder of the year. The

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table summarizes the total costs recorded for the three and six months ended June 30, 2003 for each of our operating Groups (in millions).

	Three Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2003

Canadian	$—	$1
Eastern	6	10
Midwest	3	5
Southern	3	7
Western	4	8
Wheelabrator	—	—
Recycling	—	1
Corporate	7	11

Total	$23	$43

      We paid approximately $9 million of the employee severance and benefit costs incurred as a result of the February 2003 restructuring and workforce reduction during the three month period ended June 30, 2003 and have paid $13 million of these costs during the six month period ended June 30, 2003. As of June 30, 2003, $7 million of the related accrual remained for employee severance and benefit costs. The length of time we are obligated to make severance payments to employees associated with the February 2003 reorganization and workforce reduction varies, with the longest period of obligation ending in the first quarter of 2005.

      As of June 30, 2003, we had not paid any of the employee severance and benefit costs incurred as a result of the June 2003 workforce reduction. The length of time we are obligated to make severance payments to employees associated with the June 2003 workforce reduction varies, with the longest period of obligation ending in the third quarter of 2005.

10.	Purchase Acquisitions

      During the six month period ended June 30, 2003, we paid $172 million, net of cash acquired, for the acquisitions of certain businesses. We paid approximately $85 million in the first quarter of 2003 for acquisitions, which was primarily associated with our acquisition of the Peltz Group, the largest privately-held recycler in the United States. Its assets were contributed to Recycle America Alliance. See Note 11 for further discussion. Approximately $87 million of the acquisitions occurred during the second quarter of 2003, the most significant of which was the acquisition of certain collection assets from Allied Waste Industries.

      Additionally, in the second quarter of 2003 we acquired certain operations from Bio-Energy Partners, a general partnership in which we have a 50% ownership interest, for $18 million. Bio-Energy Partners owns and operates facilities that produce electrical power from landfill gas that is ultimately sold to public utilities and other commercial users. Concurrent with this transaction, the Company received net cash proceeds from Bio-Energy Partners of $30 million in exchange for assuming a like amount of indebtedness of the partnership. We continue to account for our remaining interests in Bio-Energy Partners as an equity investment.

      All 2003 acquisitions were accounted for under the purchase method of accounting, as required by SFAS No. 141, Accounting for Business Combinations, with the purchase price being allocated to the net assets acquired based on their respective fair values. As a result of these acquisitions, we recorded approximately $225 million in additional assets, including approximately $99 million of goodwill and approximately $32 million of other intangible assets. No single acquisition has been material to our consolidated financial position or our results of operations for the periods presented herein, and we do not anticipate that these acquisitions, when considered individually or in the aggregate, will have a material impact on our results of operations in future periods.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment and Related Information

      We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Canadian, Wheelabrator and Recycling Groups. These seven operating Groups are presented below as our reportable segments. These reportable segments, when combined with certain other operations not managed through the seven operating Groups, comprise our North American Solid Waste, or NASW, operations. NASW, our core business, provides integrated waste management services consisting of collection, disposal (solid waste landfill and hazardous waste landfill), transfer, waste-to-energy facilities and independent power production plants that are managed by Wheelabrator, recycling and other miscellaneous services to commercial, industrial, municipal and residential customers throughout the United States, Puerto Rico and Canada. The operations not managed through our seven operating Groups are presented herein as “Other NASW.” We also had international waste management services and non-solid waste services, all of which were divested by March 31, 2002. However, we continue to incur minimal administrative expenses in connection with these divestitures. These operations are included in the table below as “Other.”

      Summarized financial information concerning our reportable segments for the three and six months ended June 30 is shown in the following table (in millions). In prior interim period disclosures to the condensed consolidated financial statements, NASW was presented as one reportable segment. For comparability purposes, prior period information has been restated to conform to the current year presentation.

	Gross	Intercompany		Income
	Operating	Operating	Net Operating	from
Three Months Ended:	Revenues	Revenues(d)	Revenues(e)	Operations(f)

June 30, 2003
Canadian	$150	$(16)	$134	$17
Eastern	981	(204)	777	91
Midwest	569	(101)	468	84
Southern	758	(116)	642	141
Western	625	(84)	541	83
Wheelabrator	203	(14)	189	71
Recycling(a)	139	(3)	136	(1)
Other NASW(b)	48	(20)	28	(9)

Total NASW	3,473	(558)	2,915	477
Other	—	—	—	—
Corporate(c)	—	—	—	(92)

Total	$3,473	$(558)	$2,915	$385

June 30, 2002
Canadian	$137	$(13)	$124	$18
Eastern	958	(192)	766	132
Midwest	577	(83)	494	97
Southern	755	(115)	640	149
Western	624	(89)	535	96
Wheelabrator	193	(13)	180	62
Recycling(a)	74	(2)	72	4
Other NASW(b)	21	(7)	14	(6)

Total NASW	3,339	(514)	2,825	552
Other	—	—	—	—
Corporate(c)	—	—	—	(88)

Total	$3,339	$(514)	$2,825	$464

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany		Income
	Operating	Operating	Net Operating	from
Six Months Ended:	Revenues	Revenues(d)	Revenues(e)	Operations(f)

June 30, 2003
Canadian	$267	$(28)	$239	$24
Eastern	1,843	(369)	1,474	149
Midwest	1,071	(185)	886	142
Southern	1,497	(226)	1,271	281
Western	1,227	(163)	1,064	167
Wheelabrator	402	(30)	372	113
Recycling(a)	272	(6)	266	(1)
Other NASW(b)	94	(35)	59	(6)

Total NASW	6,673	(1,042)	5,631	869
Other	—	—	—	(2)
Corporate(c)	—	—	—	(203)

Total	$6,673	$(1,042)	$5,631	$664

June 30, 2002
Canadian	$251	$(24)	$227	$30
Eastern	1,818	(351)	1,467	239
Midwest	1,078	(151)	927	166
Southern	1,480	(221)	1,259	287
Western	1,213	(170)	1,043	171
Wheelabrator	375	(28)	347	100
Recycling(a)	132	(4)	128	(5)
Other NASW(b)	42	(14)	28	(12)

Total NASW	6,389	(963)	5,426	976
Other	9	(1)	8	(2)
Corporate(c)	—	—	—	(178)

Total	$6,398	$(964)	$5,434	$796

a)	Our Recycling Group is comprised of Recycle America Alliance, L.L.C. Recycle America Alliance includes certain recycling assets transferred from our geographic operating groups as well as assets contributed by the Peltz Group, our minority interest partner in Recycle America Alliance.

b)	Other NASW includes operations provided throughout our operating Groups for methane gas recovery and certain third party sub- contract and administration revenues managed by our national accounts department. Also included are certain quarter-end adjustments related to the reportable segments but not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

c)	Corporate functions include the treasury, legal, information technology, tax, insurance, management of closed landfills and related insurance recoveries, centralized service center and other typical administrative functions. Certain of the associated costs for support services are allocated to the seven operating Groups.

d)	Intercompany operating revenues reflect each segment’s total intercompany sales including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

e)	Our operating revenues tend to be somewhat lower in the winter months, primarily due to the lower volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions also tend to decrease during the winter months. Our first and fourth quarter results of operations typically reflect these seasonal trends. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of our operations.

f)	For those items included in the determination of income from operations, the accounting policies of our segments are generally the same as those described in the summary of significant accounting policies included in our December 31, 2002 Form 10-K except as discussed in Note 1 included herein.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The table below shows the total revenues contributed by the principal lines of business within NASW (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

NASW:
Collection	$1,953	$1,916	$3,822	$3,739
Landfill	690	694	1,279	1,289
Transfer	407	375	746	691
Wheelabrator	203	193	402	375
Recycling and other(a)	220	161	424	295
Intercompany(b)	(558)	(514)	(1,042)	(963)

Operating revenues	$2,915	$2,825	$5,631	$5,426

a)	In addition to the revenue generated by our Recycling Group, we have included revenues generated within our five geographic operating Groups derived from recycling, methane gas operations, sweeping services and Port-o-let® services in the recycling and other line of business.

b)	Intercompany revenues between lines of business are eliminated within the condensed consolidated financial statements included herein.

12.     Condensed Consolidating Financial Statements

      WM Holdings, which is 100% owned by WMI, has fully and unconditionally guaranteed all of WMI’s senior indebtedness, as well as WMI’s 4% convertible subordinated notes that matured and were repaid in February 2002. WMI has fully and unconditionally guaranteed the 5.75% convertible subordinated debentures due 2005 issued by WM Holdings. However, none of WMI’s other subsidiaries guaranteed any of WMI’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions).

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2003

(Unaudited)

ASSETS

			Non-Guarantor
	WMI	WM Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$809	$—	$(56)	$—	$753
Other current assets	—	—	2,433	—	2,433

	809	—	2,377	—	3,186
Property and equipment, net	—	—	10,812	—	10,812
Intercompany and investment in subsidiaries	9,358	5,246	(6,705)	(7,899)	—
Other assets	33	137	6,288	—	6,458

Total assets	$10,200	$5,383	$12,772	$(7,899)	$20,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$7	$101	$—	$108
Accounts payable and other accrued liabilities	72	46	2,909	—	3,027

	72	53	3,010	—	3,135
Long-term debt, less current portion	4,526	1,973	1,851	—	8,350
Other liabilities	18	2	3,320	—	3,340

Total liabilities	4,616	2,028	8,181	—	14,825
Minority interest in subsidiaries	—	—	47	—	47
Stockholders’ equity	5,584	3,355	4,544	(7,899)	5,584

Total liabilities and stockholders’ equity	$10,200	$5,383	$12,772	$(7,899)	$20,456

December 31, 2002

ASSETS

			Non-Guarantor
	WMI	WM Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$316	$—	$(52)	$—	$264
Other current assets	—	4	2,432	—	2,436

	316	4	2,380	—	2,700
Property and equipment, net	—	—	10,612	—	10,612
Intercompany and investment in subsidiaries	9,484	5,694	(7,277)	(7,901)	—
Other assets	57	123	6,139	—	6,319

Total assets	$9,857	$5,821	$11,854	$(7,901)	$19,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$112	$119	$—	$231
Accounts payable and other accrued liabilities	73	32	2,837	—	2,942

	73	144	2,956	—	3,173
Long-term debt, less current portion	4,476	1,863	1,723	—	8,062
Other liabilities	—	—	3,069	—	3,069

Total liabilities	4,549	2,007	7,748	—	14,304
Minority interest in subsidiaries	—	—	19	—	19
Stockholders’ equity	5,308	3,814	4,087	(7,901)	5,308

Total liabilities and stockholders’ equity	$9,857	$5,821	$11,854	$(7,901)	$19,631

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2003

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,915	$—	$2,915
Costs and expenses	—	—	2,530	—	2,530

Income from operations	—	—	385	—	385

Other income (expense):
Interest income (expense), net	(59)	(33)	(14)	—	(106)
Equity in subsidiaries, net of taxes	213	234	—	(447)	—
Minority interest	—	—	(2)	—	(2)
Other, net	—	1	4	—	5

	154	202	(12)	(447)	(103)

Income before income taxes	154	202	373	(447)	282
Provision for (benefit from) income taxes	(22)	(11)	139	—	106

Net income	$176	$213	$234	$(447)	$176

Three Months Ended June 30, 2002

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,825	$—	$2,825
Costs and expenses	—	—	2,361	—	2,361

Income from operations	—	—	464	—	464

Other income (expense):
Interest income (expense), net	(58)	(39)	(14)	—	(111)
Equity in subsidiaries, net of taxes	254	278	—	(532)	—
Minority interest	—	—	(2)	—	(2)
Other, net	—	1	—	—	1

	196	240	(16)	(532)	(112)

Income before income taxes	196	240	448	(532)	352
Provision for (benefit from) income taxes	(21)	(14)	170	—	135

Net income	$217	$254	$278	$(532)	$217

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2003

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$5,631	$—	$5,631
Costs and expenses	—	—	4,967	—	4,967

Income from operations	—	—	664	—	664

Other income (expense):
Interest income (expense), net	(119)	(66)	(28)	—	(213)
Equity in subsidiaries, net of taxes	312	353	—	(665)	—
Minority interest	—	—	(3)	—	(3)
Other, net	—	2	7	—	9

	193	289	(24)	(665)	(207)

Income before income taxes	193	289	640	(665)	457
Provision for (benefit from) income taxes	(44)	(23)	241	—	174

Income before cumulative effect of changes in accounting principles	237	312	399	(665)	283
Cumulative effect of changes in accounting principles	—	—	(46)	—	(46)

Net income	$237	$312	$353	$(665)	$237

Six Months Ended June 30, 2002

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$5,434	$—	$5,434
Costs and expenses	—	—	4,638	—	4,638

Income from operations	—	—	796	—	796

Other income (expense):
Interest income (expense), net	(114)	(79)	(32)	—	(225)
Equity in subsidiaries, net of taxes	427	476	—	(903)	—
Minority interest	—	—	(3)	—	(3)
Other, net	—	1	2	—	3

	313	398	(33)	(903)	(225)

Income before income taxes	313	398	763	(903)	571
Provision for (benefit from) income taxes	(42)	(29)	289	—	218

Income before cumulative effect of change in accounting principle	355	427	474	(903)	353
Cumulative effect of change in accounting principle	—	—	2	—	2

Net income	$355	$427	$476	$(903)	$355

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$237	$312	$353	$(665)	$237
Equity in earnings of subsidiaries, net of taxes	(312)	(353)	—	665	—
Other adjustments and charges	9	3	824	—	836

Net cash provided by (used in) operating activities	(66)	(38)	1,177	—	1,073

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(172)	—	(172)
Capital expenditures	—	—	(501)	—	(501)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	34	—	34
Net receipts from restricted funds and other	—	—	109	—	109
Other	—	—	18	—	18

Net cash used in investing activities	—	—	(512)	—	(512)

Cash flows from financing activities:
New borrowings	—	—	67	—	67
Debt repayments	—	—	(68)	—	(68)
Common stock repurchases	(71)	—	—	—	(71)
Exercise of common stock options and warrants	9	—	—	—	9
Other	(3)	—	(6)	—	(9)
(Increase) decrease in intercompany and investments, net	624	38	(662)	—	—

Net cash provided by (used in) financing activities	559	38	(669)	—	(72)

Increase (decrease) in cash and cash equivalents	493	—	(4)	—	489
Cash and cash equivalents at beginning of period	316	—	(52)	—	264

Cash and cash equivalents at end of period	$809	$—	$(56)	$—	$753

Six Months Ended June 30, 2003

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$355	$427	$476	$(903)	$355
Equity in earnings of subsidiaries, net of taxes	(427)	(476)	—	903	—
Other adjustments and charges	(12)	(10)	551	—	529

Net cash provided by (used in) operating activities	(84)	(59)	1,027	—	884

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(64)	—	(64)
Capital expenditures	—	—	(552)	—	(552)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	71	—	71
Net receipts from restricted funds	—	—	103	—	103
Other	—	—	(7)	—	(7)

Net cash used in investing activities	—	—	(449)	—	(449)

Cash flows from financing activities:
New borrowings	498	—	—	—	498
Debt repayments	(427)	(24)	(17)	—	(468)
Common stock repurchases	(500)	—	—	—	(500)
Exercise of common stock options and warrants	23	—	—	—	23
(Increase) decrease in intercompany and investments, net	525	83	(608)	—	—

Net cash provided by (used in) financing activities	119	59	(625)	—	(447)

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

Increase (decrease) in cash and cash equivalents	35	—	(45)	—	(10)
Cash and cash equivalents at beginning of period	757	—	(27)	—	730

Cash and cash equivalents at end of period	$792	$—	$(72)	$—	$720

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	New Accounting Pronouncement

FIN 46

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and is effective for all variable interest entities, regardless of when created, in quarterly periods beginning after June 15, 2003. Management has determined that a limited number of the Company’s arrangements are with variable interest entities and may require consolidation and/or disclosure as of July 1, 2003. However, we have yet to definitively conclude whether consolidation or disclosure will be required upon full adoption of FIN 46 or to measure the impact that this accounting change will have on our results of operations or financial position. Upon full adoption, we will disclose the nature, purpose, size and activities of the variable interest entities in which we are either the primary beneficiary or have significant variable interests. We will also disclose our maximum exposure to loss as a result of our involvement with these entities.

14.	Subsequent Event

      On August 5, 2003, we announced that our Board of Directors approved a quarterly dividend program beginning in 2004. The dividend will be $0.75 per share annually and we expect to announce the record and payment dates of the first quarter dividend in January 2004, which we expect will be payable in March 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      When we make statements containing projections about our accounting and finances, about our plans, programs and objectives for the future, about our future economic performance or statements containing any other projections or estimates about our assumptions relating to these types of statements, we are making forward-looking statements. The statements usually relate to future events and anticipated revenues, earnings or other aspects of our operations or operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. You should view such statements with caution. These statements are not guarantees of future performance or events. All phases of our business are subject to uncertainties, risks and other influences, many over which we have no control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statements as a result of future events or developments.

      Outlined below are some of the risks that we face and that could affect our business and financial statements for the remainder of 2003 and beyond. However, they are not the only risks that we face. There may be additional risks that we do not presently know or that we currently believe are immaterial which could also impair our business.

•	possible changes in our estimates of site remediation requirements, final closure and post-closure obligations, compliance and regulatory developments;

•	the possible impact of regulations on our business, including the cost to comply with regulatory requirements and the potential liabilities associated with disposal operations, as well as our ability to obtain and maintain permits needed to operate our facilities;

•	the effect of limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

•	possible charges against earnings as a result of shut-down operations, uncompleted acquisitions, development or expansion projects or other events;

•	the effects that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities;

•	the effect the weather has on our quarter to quarter results, as well as the effect of extremely harsh weather on our operations;

•	the effect that price fluctuations on commodity prices may have on our operating revenues;

•	the outcome of litigation or threatened litigation;

•	the effect competition in our industry could have on our profitability;

•	possible diversions of management’s attention and increases in operating expenses due to efforts by labor unions to organize our employees;

•	possible increases in operating expenses due to fuel price increases or fuel supply shortages;

•	the effects of general economic conditions, including the ability of insurers to fully or timely meet their contractual commitments and of surety companies to continue to issue surety bonds;

•	the need for additional capital if cash flows are less than we expect or capital expenditures are more than we expect, and the possibility that we cannot obtain additional capital on acceptable terms if needed;

•	possible errors or problems upon implementation of new information technology systems; and

•	possible disruptions due to the implementation of our workforce reductions.

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

      We are the waste industry’s leading provider of integrated waste services in North America. Through our subsidiaries we provide collection, transfer, recycling and resource recovery, and disposal services. We are also a leading developer, operator and owner of waste-to-energy facilities in the United States. Our customers include commercial, industrial, municipal and residential customers, other waste management companies and governmental entities.

      Our collection services involve picking up and transporting waste from where it was generated to a transfer station or disposal site. Transfer stations are facilities located near residential and commercial collection routes where collection trucks take the solid waste that has been collected. The solid waste is then transferred via transfer trucks, rail or barge to disposal sites. These disposal sites include landfills and waste-to-energy facilities. As of June 30, 2003, we owned or operated 284 solid waste landfills, five hazardous waste landfills, 16 waste-to-energy facilities and eight independent power production plants (“IPPs”). The operation of a solid waste landfill includes excavation, construction of liners and final caps, continuous spreading and compacting of waste, and covering of waste with earth or other inert materials. These operations are carefully planned to maintain sanitary conditions, to ensure the best possible use of the airspace and to prepare the site so it can ultimately be used for other purposes. We also operate secure hazardous waste landfills in the United States. Our hazardous waste landfills are sited, constructed and operated in a manner designed to provide long-term containment of hazardous waste. At waste-to-energy facilities, solid waste is burned at high temperatures in specially designed boilers, producing heat that is converted into high-pressure steam. We use that steam to generate electricity for sale to electric utilities under long-term contracts. Our IPPs also convert various waste and conventional fuels into electricity. The IPPs combust wood waste, anthracite coal waste (culm), tires, landfill gas and natural gas. In addition to electricity production, the IPPs also produce steam, which is sold to industrial and commercial users.

      We actively pursue landfill gas-to-energy projects and are currently supplying methane gas from several of our solid waste landfills. The processed gas is delivered to engine generators to produce electricity that is sold to public utilities, municipal utilities or power cooperatives, delivered via pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes or processed and delivered to natural gas suppliers.

      In addition to disposing of waste, we offer recycling services, which involve the removal of reusable materials from the waste stream for processing and resale or other disposition for use in various applications. These services are mainly offered through our Recycling Group, which is composed of our majority-owned recycling entity, Recycle America Alliance, L.L.C. During the first quarter of 2003, we transferred the majority of the recycling assets and businesses of our subsidiaries to Recycle America Alliance to optimize the capacity and improve the profitability of our recycling operations.

      We also rent and service portable restroom facilities under the name Port-o-let®, provide street and parking lot sweeping services and provide in-plant services, in which we outsource our employees to provide full service waste management to customers at their plants. Our vertically integrated waste management operations allow us to provide these customers with full management of their waste, including choosing the right-sized containers, finding recycling opportunities, minimizing their waste and transporting and disposing of their waste.

      Our North American Solid Waste operations are comprised of our seven Groups that divide our operations geographically into the Eastern, Midwest, Southern, Western and Canadian operations and functionally into Recycling and Wheelabrator. Our Other NASW services include our national accounts and methane gas recovery operations that provide services throughout the Groups. Each of the Groups within NASW is reported as a separate segment, as is Other NASW. We also had international waste management services and non-solid waste services, all of which were divested by March 31, 2002. The impact of these divested operations is included in our presentations in this report as “Other.”

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

      Effective January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Although the adoption of SFAS No. 143 has impacted our landfill accounting policies, the estimates and assumptions that we used as of December 31, 2002 and that are inherent in the application of these policies continue to be a relevant component of our accounting for landfill retirement obligations.

      As a result of adopting SFAS No. 143, additional landfill accounting related estimates and assumptions are required in determining the obligations associated with retiring landfill assets. The cost estimates for final capping, closure and post-closure activities at landfills for which we have responsibility are estimated based on our interpretations of current requirements and proposed or anticipated regulatory changes. We also estimate additional costs, pursuant to the requirements of SFAS No. 143, based on the amount a third party would charge us to perform such activities even when we expect to perform these activities internally. Additionally, we estimate the airspace to be consumed related to each final capping event and the timing of each final capping event and closure and post-closure activities. Because landfill final capping, closure and post-closure obligations are measured at estimated fair value using present value techniques, changes in the estimated future timing of landfill final capping and closure activities would have an effect on these liabilities, related assets and results of operations.

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

      The following table presents, for the periods indicated, the period to period change in dollars (in millions) and percentages for the respective consolidated statement of operations line items.

	Period to Period Change		Period to Period Change
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2003 and 2002		2003 and 2002

Statement of Operations:
Operating revenues	$90	3.2%	$197	3.6%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	155	8.9	383	11.6
Selling, general and administrative	(15)	(4.7)	(79)	(11.2)
Depreciation and amortization	12	3.8	20	3.3
Restructuring	23	N/A	6	16.2
Asset impairments and unusual items	(6)	N/A	(1)	(16.7)

	169	7.2	329	7.1

Income from operations	(79)	(17.0)	(132)	(16.6)

Other income (expense):
Interest expense	6	5.2	15	6.4
Interest and other income, net	3	50.0	3	25.0
Minority interest	—	—	—	—

	9	8.0	18	8.0

Income before income taxes	(70)	(19.9)	(114)	(20.0)
Provision for income taxes	(29)	(21.5)	(44)	(20.2)

Income before cumulative effect of changes in accounting principles	$(41)	(18.9)%	$(70)	(19.8)%

      The following table presents, for the periods indicated, the percentage relationship that the respective consolidated statement of operations line items bear to operating revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Statement of Operations:
Operating revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	64.7	61.3	65.3	60.7
Selling, general and administrative	10.3	11.2	11.1	12.9
Depreciation and amortization	11.2	11.1	11.1	11.2
Restructuring	0.8	—	0.8	0.7
Asset impairments and unusual items	(0.2)	—	(0.1)	(0.1)

	86.8	83.6	88.2	85.4

Income from operations	13.2	16.4	11.8	14.6

Other income (expense):
Interest expense	(3.7)	(4.1)	(3.9)	(4.3)
Interest and other income, net	0.3	0.3	0.3	0.2
Minority interest	(0.1)	(0.1)	(0.1)	—

	(3.5)	(3.9)	(3.7)	(4.1)

Income before income taxes	9.7	12.5	8.1	10.5
Provision for income taxes	3.7	4.8	3.1	4.0

Income before cumulative effect of changes in accounting principles	6.0%	7.7%	5.0%	6.5%

Operating Revenues

      Our operating revenues for the three months ended June 30, 2003 were $2.9 billion, compared to $2.8 billion in 2002. For the six months ended June 30, 2003, our operating revenues were $5.6 billion, as compared to $5.4 billion in 2002. As shown below (in millions), NASW is our principal operation, which is comprised of seven operating Groups within North America, along with our Other NASW services. Our “Other” operations consisted of international waste management services and non-solid waste services, all of which were divested as of March 31, 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Canadian	$150	$137	$267	$251
Eastern	981	958	1,843	1,818
Midwest	569	577	1,071	1,078
Southern	758	755	1,497	1,480
Western	625	624	1,227	1,213
Wheelabrator	203	193	402	375
Recycling	139	74	272	132
Other NASW	48	21	94	42
Intercompany	(558)	(514)	(1,042)	(963)

Total NASW	2,915	2,825	5,631	5,426
Other	—	—	—	8

Net operating revenues	$2,915	$2,825	$5,631	$5,434

      Our NASW operating revenues generally come from fees charged for our collection, disposal and transfer station services. Some of the fees we charge to our customers for collection services are billed in advance; a liability for future service is recorded when we bill the customer and operating revenues are recognized as services are actually provided. Revenues from our disposal operations consist of tipping fees charged to third parties based on the volume and type of waste being disposed of at our disposal facilities and are normally billed monthly or semi-monthly. Fees charged at transfer stations are based on the volume of waste deposited, taking into account our cost of loading, transporting, and disposing of the solid waste at a disposal site. Recycling revenue, which is generated by our Recycling Group as well as our five geographic operating Groups, generally consists of the sale of recyclable commodities to third parties and tipping fees. Intercompany revenues between our operations have been eliminated in the consolidated financial statements.

      The mix of NASW operating revenues from our different services is reflected in the table below (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Collection	$1,953	$1,916	$3,822	$3,739
Landfill	690	694	1,279	1,289
Transfer	407	375	746	691
Wheelabrator	203	193	402	375
Recycling and other	220	161	424	295
Intercompany	(558)	(514)	(1,042)	(963)

Total NASW	$2,915	$2,825	$5,631	$5,426

     We experienced positive internal revenue growth for the three and six months ended June 30, 2003, as compared with the corresponding prior year periods. The following table provides details associated with the period to period change in NASW revenues (dollars in millions) along with an explanation of the significant components of the current period changes.

	Period to Period		Period to Period
	Change for the		Change for the
	Three Months Ended		Six Months Ended
	June 30, 2003 and 2002		June 30, 2003 and 2002

Price:
Base business(a)	$17	0.6%	$24	0.4%
Commodity(b)	5	0.2	27	0.5
Electricity(c)	2	0.1	1	—
Fuel(d)	11	0.4	25	0.5

Total price	35	1.3	77	1.4
Volume(e)	(11)	(0.4)	3	0.1

Internal growth	24	0.9	80	1.5
Acquisitions(f)	70	2.5	136	2.5
Divestitures	(17)	(0.6)	(29)	(0.5)
Foreign currency translation(g)	13	0.4	18	0.3

	$90	3.2%	$205	3.8%

a)	The increases in our base business revenues during the three and six months ended June 30, 2003 are attributable to our collection, transfer and waste-to-energy businesses with a significant increase in our residential collection operations. However, for our landfill business we experienced decreases in price-related revenue due to our special waste and municipal solid waste landfill operations, even after considering a significant price-related revenue increase at our landfill operations in Pennsylvania for a new $4 per ton landfill tax imposed by the state. The decrease in price-related revenue from special waste landfill operations is due principally to an increase in lower priced event work in the southern and western portions of the United States. The lower price-related revenue from municipal solid waste landfill operations was driven in part by increased competition and the mix of volumes received at certain landfills, particularly in the western portion of the United States.

b)	Increases in commodity prices resulted in additional revenues of approximately $5 million for the three months ended June 30, 2003, with the majority of this increase attributable to the prices of old newsprint (“ONP”). Commodity prices played an even greater role in our revenue increase for the six months ended June 30, 2003, increasing revenue by approximately $27 million. Specifically, (i) the prices of old corrugated cardboard (“OCC”) increased to an average of $64 per ton for the six months ended June 30, 2003 as compared to an average of $58 per ton for the corresponding prior year period and (ii) the prices of ONP increased to an average of $68 per ton for the six months ended June 30, 2003 as compared to an average of $53 per ton for the corresponding prior year period.

c)	We experienced positive price increases due to increased electricity rates at our IPP facilities.

d)	We experienced positive price increases due to increased fuel surcharges.

e)	The volume-related decline in revenue during the three months ended June 30, 2003 is primarily attributable to the loss of a contract with the City of Chicago that generated $19 million of revenue during the corresponding prior year period. Losing this contract negatively impacted revenues by $27 million for the six-month period ended June 30, 2003. However, favorably impacting our revenue during these periods were volume-related revenue increases in special waste activity within our landfill line of business in the southern and western portions of the United States. Additionally, our waste-to-energy facilities contributed to the overall volume-related revenue increase for the six month period ended June 30, 2003.

f)	Business acquisitions positively impacted our revenues for both the three and six months ended June 30, 2003. The most significant acquisition consummated during this period was associated with the formation of Recycle America Alliance, which resulted in our acquisition of the Peltz Group, the largest privately-held recycler in the United States, in January 2003.

g)	Fluctuations in the relative value of the Canadian dollar favorably impacted revenues for both the three and six months ended June 30, 2003.

Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

      Our operating costs and expenses include direct and indirect labor and related taxes and benefits, risk management costs, fuel, facility operating costs, maintenance and repairs of equipment and facilities, tipping fees paid to third party disposal facilities and transfer stations, and accretion of and expense revisions relating to future landfill final capping, closure and post-closure costs and environmental remediation. Certain direct landfill development expenditures are capitalized and amortized over the estimated useful life of a site as capacity is consumed, and include acquisition, engineering, grading, construction, capitalized interest, and permitting costs.

      Operating costs and expenses increased $155 million, or 8.9%, for the three months ended June 30, 2003 as compared to the corresponding prior year period. As a percentage of operating revenues, operating costs and expenses increased 3.4 percentage points, to 64.7%, in the same year-over-year comparison. For the six months ended June 30, 2003, operating costs and expenses were $383 million higher than the prior year period, representing an increase of 11.6%. As a percentage of operating revenue, operating costs and expenses were 65.3% for the six months ended June 30, 2003, which is a 4.6 percentage point increase from the prior year period.

      The increase in operating costs and expenses for the three months ended June 30, 2003 as compared to the previous year was generally due to:

•	Increased cost of goods sold of approximately $54 million, largely related to our acquisition of the Peltz Group in January 2003

•	Increased disposal costs of approximately $31 million, partially attributable to the redirection of waste as a result of landfill constraints in the eastern portion of the United States. The increase was also attributable to increased taxes of approximately $9 million on disposal of waste in Pennsylvania, although approximately 90% of the tax increases have been passed on to our customers as price increases;

•	Increases in subcontractor costs of approximately $11 million, due to the redirection of waste as a result of landfill constraints in the eastern portion of the United States, increases in subcontracted transportation costs due to the current period increase in special waste activity within our landfill line of business and increased use of subcontractors for our national accounts in areas where we do not provide services;

•	Salary and wage increases of approximately $15 million, for annual merit raises and increased overtime expenses, partially offset by headcount reductions;

•	Increased risk management costs of approximately $10 million, associated with our insurance and claims expenditures;

•	Increased fuel costs of approximately $0.18 per gallon, or approximately $10 million, for the quarter; and

•	The effect of the strengthening Canadian dollar on foreign currency translation, which resulted in an $11 million increase in operating expenses in our Canadian operations.

Increased costs from business acquisitions accounted for approximately $60 million of the increases discussed above.

      Operating costs and expenses were also higher for the six months ended June 30, 2003, as compared to the same period of the prior year, due to:

•	The Company’s reorganization of its operations in March 2002. During our 2003 planning processes we determined that certain employee costs and facility-related expenses were more appropriately classified as operating expenses after the adoption of the new organizational structure and have reclassified these costs beginning in the second quarter of 2002, as this was the first full accounting period that these organizational changes were effective. During the first quarter of 2003, approximately $50 million of such costs have been classified as operating expenses that would have been reported as selling, general and administrative costs prior to the reorganization;

•	Increased cost of goods sold of approximately $110 million, largely related to our acquisition of the Peltz Group in January 2003;

•	Increased disposal costs of approximately $62 million, partially attributable to the redirection of waste as a result of landfill constraints in the eastern portion of the United States. The increase was also attributable to increased taxes of approximately $17 million on disposal of waste in Pennsylvania, although approximately 87% of the tax increases have been passed on to our customers as price increases;

•	Increases in subcontractor costs of approximately $19 million, due to the redirection of waste as a result of landfill constraints in the eastern portion of the United States, increases in subcontracted transportation costs due to the current period increase in special waste activity within our landfill line of business and increased use of subcontractors for our national accounts in areas where we do not provide services;

•	Salary and wage increases of approximately $32 million, for annual merit raises and increased overtime expenses, partially offset by headcount reductions;

•	An increase in fuel costs of approximately $35 million, an average of $0.30 per gallon;

•	The effect of strengthening of the Canadian dollar on foreign currency translation, which resulted in a $15 million increase in operating expenses for our Canadian operations;

•	Increased maintenance costs of approximately $15 million, due mostly to changes in the timing and scope of certain maintenance projects at our waste-to-energy facilities;

•	Increased landfill and environmental costs of approximately $18 million, due to the increase in the inflation rate applicable to future costs of environmental remedial reserves from 2.0% to 2.5%, and due to increases in costs principally associated with accretion expense on landfill asset retirement obligations, related to our adoption of SFAS No. 143 in 2003; and

•	Increased risk management expenses of approximately $24 million, due primarily to the increased year-over-year average cost per claim;

Business acquisitions accounted for approximately $115 million of the increases discussed above.

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

      Selling, general and administrative expenses decreased $15 million, or 4.7%, for the three months ended June 30, 2003, as compared to the prior year period. As a percentage of operating revenues, our selling, general and administrative expenses decreased from 11.2% for the three months ended June 30, 2002 to 10.3% for the three months ended June 30, 2003. This decrease was due principally to the favorable settlement of a legal dispute for $11 million as well as a reduction of nearly $3 million in costs due to management’s focus on reducing spending related to professional fees, supplies, travel and entertainment, and other administrative costs. This decrease was offset partially by increased bad debt expense of over $4 million attributable largely to the weaker economy. The salary and wage expense reductions resulting from restructurings were largely offset by increases in such expenses associated with annual merit increases and businesses acquired.

      For the six months ended June 30, 2003, selling, general and administrative expenses decreased by $79 million, or 11.2%, as compared to the prior year period. As a percentage of revenue, the decrease was 1.8 percentage points from 12.9% for the six months ended June 30, 2002 to 11.1% for the six months ended June 30, 2003. In addition to the second quarter reductions, we experienced a decrease of approximately $50 million for the six months ended June 30, 2003 when compared with the same period of the prior year as a result of the re-characterization of certain costs as discussed above in Operating Costs and Expenses. Those costs related principally to employee costs and facility-related expenses, including property taxes, utilities, and risk management expenses, that are reflected as operating costs since April 1, 2002. The decrease was also a result of our March 2002 reorganization and February 2003 restructuring, which allowed us to reduce expenses for salaries and other labor-related costs. Further, selling, general and administrative costs declined in the six months ended June 30, 2003 compared to the prior year period by $18 million due to management’s focus on reducing spending related to professional fees, supplies, travel and entertainment, and other administrative costs, but was offset by $8 million due to increased bad debt expenses.

Depreciation and Amortization

      Depreciation and amortization includes (i) amortization of intangible assets with a definite life, other than goodwill, on a straight-line basis over the definitive terms of the related agreements (generally from 3 to 7 years); (ii) depreciation of property and equipment on a straight-line basis from 3 to 50 years; (iii) amortization of landfill costs, including those incurred and all estimated future costs for closure and post-closure, on a units-of-consumption method as landfill airspace is consumed over the estimated remaining capacity of a site; and (iv) as a result of our adoption of SFAS No. 143, amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event.

      Depreciation and amortization expense increased by $12 million and $20 million during the three and six months ended June 30, 2003, respectively, compared to the corresponding prior year periods. This increase is primarily attributable to the accounting changes that resulted from our adoption of SFAS No. 143. Depreciation and amortization expense as a percentage of operating revenues was 11.2% and 11.1% for the three and six months ended June 30, 2003, respectively, and 11.1% and 11.2% for the three and six months ended June 30, 2002, respectively.

Restructuring

      In 2002, we reorganized the structure of the Company into market areas to align collection, transport, recycling and disposal resources. As part of the restructuring, we reduced the number of field layers of management and eliminated approximately 1,900 field-level administrative and operational positions. In the first quarter of 2002, we recorded $37 million of pre-tax charges for costs associated with the implementation of the new structure. These charges included $34 million for employee severance and benefit costs and $3 million related to abandoned operating lease agreements. No additional costs were recorded during the second quarter of 2002.

      In February 2003, we reduced the number of market areas that make up our geographic operating Groups to 66 from a total of 91 at December 31, 2002, and reduced certain overhead positions to further streamline our organization. Management believes that this structure results in a more effective utilization of resources and enables us to serve our customers more efficiently. In connection with these restructuring efforts, there was a workforce reduction of about 700 employees and 270 contract workers. In the first quarter of 2003, we recorded $20 million of pre-tax charges for costs associated with the implementation of the new structure, all of which was associated with employee severance and benefit costs. No material costs for this restructuring and workforce reduction have been incurred in the second quarter of 2003.

      The operational efficiencies provided by these organizational changes and a focus on fully utilizing the capabilities of our information technology resources enabled us to further reduce our workforce in June 2003. This workforce reduction resulted in the elimination of 600 employee positions and 200 contract worker positions. In the second quarter of 2003, we recorded $23 million of pre-tax charges for employee severance and benefit costs associated with this workforce reduction.

Asset Impairments and Unusual Items

      During the six months ended June 30, 2003, we recorded a net credit of $7 million to asset impairments and unusual items primarily as a result of gains recognized on divestitures of certain small operations that were offset, in part, by asset impairment charges. Approximately $6 million of this net activity occurred during the second quarter of 2003.

      During the first quarter of 2002 we recorded a net credit of $6 million to asset impairments and unusual items primarily due to a reversal of a loss contract reserve and adjustments for revisions of estimated losses on assets held-for-sale that were partially offset by asset impairment charges. We incurred no such costs during the second quarter of 2002.

Interest Expense

      Interest expense decreased by $6 million and $15 million for the three and six months ended June 30, 2003, respectively, when compared to the corresponding prior year periods. The decrease in interest expense is partially attributable to our increased utilization of tax-exempt financing, which has resulted in a decline in our weighted average interest rate. The remaining decrease in interest expense between 2003 and 2002 is attributable to the overall positive impact of our interest rate derivative transactions, including the amortization of the fair value adjustments to debt for the early termination of many interest rate swap agreements. Interest rate derivative contracts reduced interest expense by $23 million and $47 million for the three and six months ended June 30, 2003, respectively, and $23 million and $43 million for the three and six months ended June 30, 2002, respectively.

Provision for Income Taxes

      We recorded a provision for income taxes of $106 and $174 million for the three and six months ended June 30, 2003, respectively, and $135 million and $218 million for the corresponding periods in 2002. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2003 and June 30, 2002 is primarily due to state and local income taxes, offset in part by non-conventional fuel tax credits.

Cumulative Effect of Changes in Accounting Principle

      In the first quarter of 2003, we recorded a charge of $46 million, net of taxes, to cumulative effect of changes in accounting principles for the adoption of certain accounting changes described below.

•	Through December 31, 2002, we accrued in advance for major repairs and maintenance expenditures and deferred costs associated with annual plant outages at our waste-to-energy facilities and independent power production plants. Effective January 1, 2003, we changed our policy from this method to one that expenses these costs as they are incurred. We recorded approximately $25 million, net of taxes, or $0.04 per diluted share, as a credit to cumulative effect of changes in accounting principles.

•	Through December 31, 2002, we accrued for future losses under customer contracts that over the contract life were projected to have direct costs greater than revenues. Effective January 1, 2003, we changed our policy from this method to one that expenses these losses as they are incurred. We recorded approximately $30 million, net of taxes, or $0.05 per diluted share, as a credit to cumulative effect of changes in accounting principles.

•	In connection with the adoption of SFAS No. 143, we recorded approximately $101 million, including tax benefit, or $0.17 per diluted share, in the first quarter of 2003 as a charge to cumulative effect of changes in accounting principles. Substantially all of this charge was related to the impact of changes in accounting for landfill final capping, closure and post-closure costs.

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

      As discussed in Note 9 to the condensed consolidated financial statements, our restructuring and workforce reductions have impacted the operating results of our reportable segments in both 2002 and 2003. The following table summarizes income from operations by reportable segment for the three and six months ended June 30, 2003 and June 30, 2002 and provides explanations of other significant factors contributing to the identified variances.

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2003	2002	Change		2003	2002	Change

Canadian	$17	$18	$(1)		$24	$30	$(6)
Eastern	91	132	(41	)(a)	149	239	(90	)(a)
Midwest	84	97	(13	)(b)	142	166	(24	)(b)
Southern	141	149	(8)		281	287	(6)
Western	83	96	(13	)(c)	167	171	(4)
Wheelabrator	71	62	9		113	100	13
Recycling	(1)	4	(5)		(1)	(5)	4
Other NASW	(9)	(6)	(3)		(6)	(12)	6

Total NASW	477	552	(75)		869	976	(107)
Other	—	—	—		(2)	(2)	—
Corporate	(92)	(88)	(4)		(203)	(178)	(25	)(d)

Total	$385	$464	$(79)		$664	$796	$(132)

a)	The Eastern Group was significantly impacted by harsh winter weather during the first quarter of 2003. Increased operating costs, including higher disposal costs, fuel costs, landfill operating costs and repairs and maintenance also contributed to the Group’s lower operating income in both the first and second quarters of 2003.

b)	Harsh winter weather conditions in the first quarter of 2003, higher fuel and disposal costs and lower base business pricing negatively affected the Midwest Group’s results of operations during 2003 when compared to the corresponding prior year period.

c)	Increased operating costs including higher disposal costs, repairs and maintenance and fuel costs negatively affected the Western Group’s income from operations during the three months ended June 30, 2003.

d)	The increase in costs in the Corporate Group is due to higher environmental remediation expenses for closed sites, which in part relates to an increase in the inflation rate used in connection with inflating future cash flows to estimate the present value of remedial liabilities, and the transfer of printing and postage costs to the centralized service center related to certain customer billing activities that were previously included in the results of operations of the Eastern, Midwest, Southern and Western Groups.

Liquidity and Capital Resources

      The following is a summary of our cash balances and cash flows for the six months ended June 30, 2003 and 2002 (in millions):

	Six Months Ended
	June 30,

	2003	2002

Cash and cash equivalents at the end of the period	$753	$720

Cash provided by operating activities	$1,073	$884

Cash used in investing activities	$(512)	$(449)

Cash used in financing activities	$(72)	$(447)

      We generated cash flows from operations of approximately $1.1 billion for the six months ended June 30, 2003, which includes approximately $109 million received for the fair value of interest rate swap agreements terminated prior to their scheduled maturities. We used $512 million for investing activities, consisting of $501 million for capital expenditures and $172 million for the acquisition of businesses, net of cash acquired, which was offset by net receipts of $109 million from restricted funds and proceeds from divestitures of businesses, net of cash divested, and other asset sales of $34 million. Additionally, we used $72 million for financing activities, which consisted primarily of the repurchase of approximately 3.6 million shares of our common stock for $71 million.

      We generated cash flows from operations of $884 million for the six months ended June 30, 2002. During that period, we spent $449 million for investing activities including capital expenditures of $552 million and acquisitions of businesses, net of cash acquired, of $64 million, which were offset by net receipts of $103 million from restricted funds and proceeds from sales of assets and cash generated from other investing activities of $64 million. In addition, we used $447 million for financing activities, which included $500 million spent for our stock buy back program, offset by $30 million of net debt borrowings and $23 million from exercises of common stock options and warrants.

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

      In addition to our working capital needs for ongoing operations, we have capital requirements for (i) capital expenditures for construction and expansion of landfill sites, as well as new trucks and equipment for collection and other operations, (ii) refurbishments and improvements at waste-to-energy facilities and (iii) business acquisitions. We currently expect to spend approximately $700 million for capital expenditures during the final two quarters of 2003.

      In February 2002 we announced that our Board of Directors had approved a stock repurchase program for up to $1 billion in annual repurchases for each year through 2004, to be implemented at management’s discretion. We expect to utilize cash flows from operations for purchases that will be made in open market or privately negotiated transactions.

      The following is a summary of 2003 activity for our stock repurchase program (in millions, except shares in thousands and price per share in dollars).

	Agreement		Common Stock		Total	Settlement		Net
					Purchase	(Received)/		Common Stock
Transaction Type	Initiating Date	Settlement Date	Shares	Price per Share	Price	Paid		Repurchases

Private Accelerated Purchase(a)	December 2002	February 2003	1,731	$24.52	$42	$(3	)(b)	$39
Private Accelerated Purchase(a)	March 2003	May 2003	2,400	$20.00	$48	$3	(c)	$51
Open Market Purchases(d)	N/A	N/A	1,163	$19.70 - $20.77	$23	N/A		$23

a)	We accounted for the initial payments as a purchase of treasury stock and classified the future settlements with the counterparty as an equity instrument because we have the option under these agreements to settle our obligations, if any, in shares of our common stock.

b)	The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $3 million less than the approximately $42 million we initially paid. Pursuant to the agreement, the counterparty paid us the difference of approximately $3 million at the end of the valuation period to settle the agreement.

c)	The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $3 million more than the approximately $48 million we initially paid. Pursuant to the agreement, we paid the counterparty the difference of approximately $3 million at the end of the valuation period to settle the agreement.

d)	We engaged in open market purchases during the first quarter of 2003 when trading was allowed pursuant to law and our insider trading policy. We did not engage in open market purchases during the second quarter of 2003.

     We expect a net cash outflow, after considering insurance, tax deductions and related settlement costs, of approximately $230 to $240 million for settlement of our securities class action lawsuit. The settlement fund began to accrue interest, at the Federal Funds rate, during the second quarter of 2002, although payment will not become due until the judgment is final. That judgment will not be final until an appeal of the approval of the settlement filed in March 2003, is decided. We currently expect the payment to be made before the end of 2003.

      Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. However, we also have bank borrowings available to meet our capital needs and contractual obligations and, when appropriate, will obtain financing by issuing debt or common stock.

      As of June 30, 2003, we had a three-year, $650 million syndicated revolving credit facility and a five-year, $1.75 billion syndicated revolving credit facility. The three-year revolver matures in June 2005 and the five-year revolver matures in June 2006. At June 30, 2003, no borrowings were outstanding under our revolving credit facilities and we had unused and available credit capacity under these facilities of approximately $870 million. The unused and available capacity under the facilities was approximately $770 million at December 31, 2002.

      As part of our operations, and in connection with issuances of tax-exempt bonds, we use letters of credit to support our bonding and funding needs. In order to increase our letter of credit availability, on June 30, 2003 we entered into a five-year, $15 million letter of credit and term loan agreement, a seven-year, $175 million letter of credit and term loan agreement, and a ten-year, $105 million letter of credit and term loan agreement, which expire in June 2008, 2010, and 2013, respectively (collectively, the “LC and term loan agreements”). At June 30, 2003, letters of credit were issued and outstanding for the full $295 million of credit capacity under these agreements.

      As of June 30, 2003, we had letters of credit in the aggregate amount of approximately $1.93 billion (of which approximately $1.53 billion are issued under the revolving credit facilities, $295 million are issued under the LC and term loan agreements and the remainder are issued under other various lines of credit). These letters of credit generally have terms allowing for automatic renewal after one year. In the event of an unreimbursed draw on a letter of credit, we have the ability to convert that amount into a term loan for the remaining term under its respective agreement or facility.

      As of June 30, 2003, we are required to maintain the following financial covenants under our revolving credit facilities: (i) an interest coverage ratio; (ii) total debt to EBITDA; and (iii) minimum net worth, all as defined in the credit facilities solely for the purpose of determining compliance with the covenants. The interest coverage ratio requires that at the end of any fiscal quarter we will not permit the ratio of (A) our consolidated net income plus interest expense and income taxes (“EBIT”) for the four fiscal quarters then ending to (B) consolidated total interest expense for such period, to be less than 3 to 1. The total debt to EBITDA covenant requires that at the end of any fiscal quarter, we will not permit the ratio of (A) all indebtedness and certain contingent liabilities such as financial guarantees to (B) EBIT plus depreciation and amortization expense (“EBITDA”) for the four fiscal quarters then ending to exceed 3.25 to 1. Our minimum net worth covenant restricts us from allowing the sum of stockholders’ equity to be less than $3.5 billion plus 75% of our cumulative consolidated net income for each fiscal quarter, beginning with the first fiscal quarter ended March 31, 2001. We are in compliance with all covenants under our revolving credit facilities and all other debt instruments.

      Additionally, we have issued industrial revenue bonds primarily for the construction of various facilities. Proceeds from these financing arrangements are directly deposited into trust funds and we do not have the ability to utilize the funds in regular operating activities. Accordingly, we report these amounts as an investing activity when the cash is released from the trust funds and a financing activity when the industrial revenue bonds are repaid. At June 30, 2003, approximately $425 million of funds were held in trust to meet future capital expenditures at various facilities. These fund balances are included as other long-term assets in the accompanying condensed consolidated balance sheets.

      As of June 30, 2003, we have $434 million of 6.375% senior notes due December 1, 2003, $150 million of 8.0% senior notes due April 30, 2004 and $200 million of 6.5% senior notes due May 15, 2004. We classified all of these borrowings as long-term at June 30, 2003. The classification of these obligations as long-term was based upon our available capacity under our two long-term revolving credit facilities and our intent to refinance the borrowings with other long-term financings. However, in the event other sources of long-term financing are not available, we intend to use our revolving credit facilities.

      We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt, which was approximately 67% fixed and 33% floating at June 30, 2003. In addition, we periodically enter into derivative transactions to secure the then-current market interest rate in anticipation of senior debt issuances.

Accounting for Stock Options

      We account for our stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended. Pursuant to APB No. 25, we recognize no compensation cost for our stock option grants because the number of shares potentially issuable and the exercise price, which is equal to the fair market value of the underlying stock on the date of grant, is fixed.

      Were the Company to recognize compensation expense based on the fair value of stock options granted, as provided for under SFAS No. 123, Accounting for Stock Based Compensation, we would have recognized compensation expense of $18 million, or $0.03 per diluted share, for the three months ended June 30, 2003, and $22 million, or $0.04 per diluted share, for the three months ended June 30, 2002. The compensation expense for the six month periods ended June 30, 2003 and June 30, 2002 would have been $33 million, or $0.06 per diluted share, and $40 million, or $0.07 per diluted share, respectively.

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

Recent Development

      On August 5, 2003, we announced that our Board of Directors approved a quarterly dividend program beginning in 2004. The dividend will be $0.75 per share annually and we expect to announce the record and payment dates of the first quarter dividend in January 2004, which we expect will be payable in March 2004.

New Accounting Pronouncement

FIN 46

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and is effective for all variable interest entities, regardless of when created, in quarterly periods beginning after June 15, 2003. Management has determined that a limited number of the Company’s arrangements are with variable interest entities and may require consolidation and/or disclosure as of July 1, 2003. However, we have yet to definitively conclude whether consolidation or disclosure will be required upon full adoption of FIN 46 or to measure the impact that this accounting change will have on our results of operations or financial position. Upon full adoption, we will disclose the nature, purpose, size and activities of the variable interest entities in which we are either the primary beneficiary or have significant variable interests. We will also disclose our maximum exposure to loss as a result of our involvement with these entities.

Item 4.	Controls and Procedures.

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

      Information regarding our legal proceedings can be found under the “Litigation” section of Note 8, Commitments and Contingencies, to the condensed consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

      At our 2003 Annual Meeting of Stockholders held on May 16, 2003, a proposal to elect the nominees listed in the following table as directors of the Company was submitted to a vote of our stockholders. The following table also shows the results of voting as to each nominee:

	For	Withheld

Pastora San Juan Cafferty	504,017,386	23,717,879
Frank M. Clark, Jr.	504,112,884	23,622,381
Robert S. Miller	304,990,847	222,744,418
A. Maurice Myers	502,151,389	25,583,876
John C. Pope	503,879,507	23,855,758
W. Robert Reum	504,041,189	23,694,076
Steven G. Rothmeier	504,002,513	23,732,752
Carl W. Vogt	346,865,620	180,869,646
Ralph V. Whitworth	503,396,734	24,338,531

      At the same meeting, the following proposals were also adopted by our stockholders. The voting was as follows:

	For	Against	Withheld

Ratification of appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003	516,514,272	6,405,937	4,815,056
Amendment to the Company’s Employee Stock Purchase Plan	510,187,933	12,140,036	5,405,820

      The following proposal was submitted to our stockholders, but was not approved. The vote was as follows:

	For	Against	Withheld

Require disclosure of management’s plan to oppose privatization	25,119,108	383,873,987	64,625,267

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number		Description

10.1	—	Employment Agreement between Recycle America Alliance, L.L.C. and Steve Ragiel, dated March 30, 2003.
10.2	—	Ten-Year Letter of Credit and Term Loan Agreement among the Registrant, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003.
10.3	—	Five-Year Letter of Credit and Term Loan Agreement among the Registrant, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003.
10.4	—	Seven-Year Letter of Credit and Term Loan Agreement among the Registrant, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003.
10.5	—	2003 Waste Management, Inc. Directors’ Deferred Compensation Plan.
12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of A. Maurice Myers, President and Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Executive Vice President and Chief Financial Officer.

Exhibit
Number		Description

32.1	—	Certification Pursuant to 18 U.S.C. §1350 of A. Maurice Myers, President and Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Executive Vice President and Chief Financial Officer.

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

Robert G. Simpson
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 5, 2003

INDEX TO EXHIBITS

Exhibit
Number		Description

10.1	—	Employment Agreement between Recycle America Alliance, L.L.C. and Steve Ragiel, dated March 30, 2003.
10.2	—	Ten-Year Letter of Credit and Term Loan Agreement among the Registrant, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003.
10.3	—	Five-Year Letter of Credit and Term Loan Agreement among the Registrant, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003.
10.4	—	Seven-Year Letter of Credit and Term Loan Agreement among the Registrant, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003.
10.5	—	2003 Waste Management, Inc. Directors’ Deferred Compensation Plan.
12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of A. Maurice Myers, President and Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Executive Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of A. Maurice Myers, President and Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Executive Vice President and Chief Financial Officer.