Form 10-Q
period 2003-09-30
WASTE MANAGEMENT INC
filed 2003-10-31
CIK 823768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.)     Yes ☑          No ☐

      The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 27, 2003 was 582,463,126 (excluding treasury shares of 47,819,335).

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
PART II.
SIGNATURES
INDEX TO EXHIBITS
Computation of Ratio of Earnings to Fixed Charges
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I

ITEM 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

ASSETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
Current assets:
Cash and cash equivalents	$523	$264
Accounts receivable, net of allowance for doubtful accounts of $57 and $60, respectively	1,501	1,379
Notes and other receivables	148	265
Parts and supplies	80	80
Deferred income taxes	417	551
Prepaid expenses and other assets	157	161

Total current assets	2,826	2,700
Property and equipment, net of accumulated depreciation and amortization of $9,368 and $8,498, respectively	10,796	10,612
Goodwill	5,224	5,079
Other intangible assets, net	155	105
Other assets	1,185	1,135

Total assets	$20,186	$19,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$534	$526
Accrued liabilities	1,603	2,002
Deferred revenues	419	414
Current portion of long-term debt	558	231

Total current liabilities	3,114	3,173
Long-term debt, less current portion	8,002	8,062
Deferred income taxes	1,656	1,548
Landfill and environmental remediation liabilities	1,146	884
Other liabilities	618	637

Total liabilities	14,536	14,304

Minority interest in subsidiaries	44	19

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,506	4,513
Retained earnings	2,314	1,873
Accumulated other comprehensive loss	(83)	(179)
Treasury stock at cost, 45,383,635 and 35,682,000 shares, respectively	(1,137)	(905)

Total stockholders’ equity	5,606	5,308

Total liabilities and stockholders’ equity	$20,186	$19,631

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating revenues	$2,975	$2,896	$8,606	$8,330

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	1,920	1,791	5,600	5,088
Selling, general and administrative	297	331	921	1,034
Depreciation and amortization	325	311	952	918
Restructuring	—	1	43	38
Asset impairments and unusual items	(2)	(3)	(9)	(9)

	2,540	2,431	7,507	7,069

Income from operations	435	465	1,099	1,261

Other income (expense):
Interest expense	(110)	(118)	(329)	(352)
Interest income	3	5	9	14
Minority interest	(2)	(1)	(5)	(4)
Other income, net	3	1	12	4

	(106)	(113)	(313)	(338)

Income before income taxes	329	352	786	923
Provision for income taxes	119	121	293	339

Income before cumulative effect of changes in accounting principles	210	231	493	584
Cumulative effect of changes in accounting principles, net of income tax benefit of $31 and $0 for the nine months ended September 30, 2003 and 2002, respectively	—	—	(46)	2

Net income	$210	$231	$447	$586

Basic earnings per common share:
Income before cumulative effect of changes in accounting principles	$0.36	$0.38	$0.84	$0.95
Cumulative effect of changes in accounting principles	—	—	(0.08)	—

Net income	$0.36	$0.38	$0.76	$0.95

Diluted earnings per common share:
Income before cumulative effect of changes in accounting principles	$0.35	$0.38	$0.83	$0.94
Cumulative effect of changes in accounting principles	—	—	(0.08)	—

Net income	$0.35	$0.38	$0.75	$0.94

Cash dividends declared per common share	$0.01	$0.01	$0.01	$0.01

Pro forma income and earnings per common share assuming changes in accounting principles described in Note 1 are applied retroactively:
Income before cumulative effect of changes in accounting principles	$210	$218	$493	$547
Basic earnings per common share before cumulative effect of changes in accounting principles	$0.36	$0.36	$0.84	$0.89
Diluted earnings per common share before cumulative effect of changes in accounting principles	$0.35	$0.36	$0.83	$0.88

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$447	$586
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of changes in accounting principles	46	(2)
Provision for bad debts	31	26
Depreciation and amortization	952	918
Deferred income tax provision	246	107
Minority interest	5	4
Net gain on disposal of assets	(7)	(7)
Effect of asset impairments and unusual items	(9)	(9)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(63)	(61)
Prepaid expenses and other current assets	(1)	(12)
Other assets	91	8
Accounts payable and accrued liabilities	(467)	(59)
Deferred revenues and other liabilities	15	28

Net cash provided by operating activities	1,286	1,527

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(244)	(125)
Capital expenditures	(798)	(914)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	44	82
Net receipts from restricted funds	217	171
Other	19	3

Net cash used in investing activities	(762)	(783)

Cash flows from financing activities:
New borrowings	83	498
Debt repayments	(99)	(781)
Common stock repurchases	(264)	(561)
Exercise of common stock options and warrants	21	25
Other	(7)	—

Net cash used in financing activities	(266)	(819)

Effect of exchange rate changes on cash and cash equivalents	1	1

Increase (decrease) in cash and cash equivalents	259	(74)
Cash and cash equivalents at beginning of period	264	730

Cash and cash equivalents at end of period	$523	$656

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount

Balance, December 31, 2002	630,282	$6	$4,513	$1,873	$(179)	(35,682)	$(905)
Net income	—	—	—	447	—	—	—
Cash dividends declared	—	—	—	(6)	—	—	—
Common stock issued upon exercise of stock options and warrants and grants of restricted stock, net of tax benefit of $3	—	—	(5)	—	—	1,219	30
Common stock repurchases, net of settlements	—	—	—	—	—	(11,423)	(276)
Unrealized loss resulting from changes in fair values of derivative instruments, net of tax benefit of $2	—	—	—	—	(3)	—	—
Loss on derivative instruments reclassified into earnings, net of tax benefit of $1	—	—	—	—	1	—	—
Minimum pension liability adjustment, net of taxes of $1	—	—	—	—	1	—	—
Translation adjustment of foreign currency statements	—	—	—	—	97	—	—
Other	—	—	(2)	—	—	502	14

Balance, September 30, 2003	630,282	$6	$4,506	$2,314	$(83)	(45,384)	$(1,137)

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

      The condensed financial statements presented herein represent the consolidation of Waste Management, Inc., a Delaware corporation, its subsidiaries and entities required to be consolidated pursuant to the implementation of FIN 46 (See Note 13). Waste Management, Inc. is a holding company that conducts all of its operations through its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc. and all of its consolidated subsidiaries. When we use the term “WMI,” we are referring only to the parent holding company, and are not including any of the subsidiaries.

      The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2003 are unaudited. In the opinion of management, these financial statements include all adjustments, which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

      Reclassifications — On January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion (“APB”) No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Pursuant to the adoption of SFAS No. 145, we have reclassified year-to-date 2002 losses on the extinguishment of debt of $1 million that had previously been reported as extraordinary. The impact of this reclassification on the results of operations for the nine months ended September 30, 2002 was a $2 million increase in interest expense and a $1 million decrease in the tax provision.

      In March 2002, we adopted a new organizational structure to align collection, transport, recycling and disposal resources into market areas, and reduced the number of layers of management and consolidated certain administrative and support functions. During our 2003 planning processes we determined that certain costs we previously reported as selling, general and administrative expenses were more appropriately classified

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as operating expenses after the adoption of the new organizational structure. These costs include certain maintenance and repairs, property taxes, insurance and claims, rent, utilities, permits and fees. We began reporting these costs as operating expenses in the first quarter of 2003. In order to conform the prior period presentation of these costs with the current period presentation, we have reclassified $45 million of costs previously reported as selling, general and administrative expenses for the three months ended September 30, 2002 to operating expenses in the accompanying condensed consolidated statement of operations. The impact of this reclassification is $88 million for the nine months ended September 30, 2003. Costs identified for reclassification are those costs incurred beginning in the second quarter of 2002, as this was the first full accounting period that these organizational changes were effective. A similar reclassification will be made to the statement of operations for the fourth quarter of 2002. Additional disclosures associated with this restructuring are included in Note 9.

      Certain reclassifications have also been made in the prior period condensed consolidated statement of cash flows in order to conform to the current period presentation.

1.	2003 Accounting Changes

      On January 1, 2003, we implemented changes in our methods of accounting for major repairs and maintenance, loss contracts and asset retirement obligations. See additional discussion associated with the nature and impact of these accounting changes below. If the accounting changes we implemented during 2003 had been effective in 2002, the impact on income before cumulative effect of changes in accounting principles and earnings per common share for the three and nine months ended September 30, 2002 (in millions, except per share amounts) would have been as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2002	2002

Reported income before cumulative effect of changes in accounting principles	$231	$584
Repairs and maintenance, net of tax	2	3
Loss contracts, net of tax	(5)	(15)
Adoption of SFAS No. 143, net of tax	(10)	(25)

Pro forma income	$218	$547

Basic earnings per common share:
Reported income before cumulative effect of changes in accounting principles	$0.38	$0.95
Repairs and maintenance, net of tax	—	—
Loss contracts, net of tax	(0.01)	(0.02)
Adoption of SFAS No. 143, net of tax	(0.01)	(0.04)

Pro forma income	$0.36	$0.89

Diluted earnings per common share:
Reported income before cumulative effect of changes in accounting principles	$0.38	$0.94
Repairs and maintenance, net of tax	—	—
Loss contracts, net of tax	(0.01)	(0.02)
Adoption of SFAS No. 143, net of tax	(0.01)	(0.04)

Pro forma income	$0.36	$0.88

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repairs and Maintenance

      Through December 31, 2002, we accrued in advance for major repairs and maintenance expenditures and we deferred costs associated with annual plant outages at our waste-to-energy facilities and independent power production plants. Effective January 1, 2003, we changed our policy from this method to one that expenses these costs as they are incurred. In the first quarter of 2003, we recorded approximately $25 million, net of taxes, or $0.04 per diluted share, as a credit to cumulative effect of changes in accounting principles. We believe our current method of accounting is preferable because it (i) provides operating results that more clearly reflect the timing and amount of required expenditures, (ii) more clearly reflects our assets and liabilities, and (iii) reduces the need to make additional estimates and assumptions. This change in accounting principle has had an immaterial impact on our consolidated results of operations for the three and nine months ended September 30, 2003. However, timing of repair and maintenance expenditures cause slight fluctuations in operating results between reporting periods that were not experienced under our previous accounting.

Loss Contracts

      Through December 31, 2002, if our customer contracts were projected to have direct costs greater than revenues over the life of the contract, we accrued for those future losses. Effective January 1, 2003, we changed our policy from this method to one that expenses these losses as they are incurred. In the first quarter of 2003, we recorded approximately $30 million, net of taxes, or $0.05 per diluted share, as a credit to cumulative effect of changes in accounting principles. We believe our current method of accounting is preferable because it (i) provides operating results that more clearly reflect the timing and amount of contract losses generated, (ii) more clearly reflects our liabilities, and (iii) reduces the need to make additional estimates and assumptions. The effect of this change in accounting principle is not material to our results of operations for the three and nine months ended September 30, 2003.

Adoption of SFAS No. 143 — Accounting for Asset Retirement Obligations

      Upon our adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, we recorded approximately $101 million, including tax benefit, or $0.17 per diluted share, in the first quarter of 2003 as a charge to cumulative effect of changes in accounting principles. Substantially all of this charge was related to changes in accounting for landfill final capping, closure and post-closure costs. The application of SFAS No. 143 reduced income before cumulative effect of changes in accounting principles for the three months ended September 30, 2003 by approximately $7 million, net of tax benefit, or $0.01 per diluted share, and reduced income before cumulative effect of changes in accounting principles for the nine months ended September 30, 2003 by approximately $23 million, net of tax benefit, or $0.04 per diluted share.

      Effective January 1, 2003, our method of accounting for landfill closure and post-closure, as well as landfill final capping, changed as a result of our adoption of SFAS No. 143. However, SFAS No. 143 does not change the basic landfill accounting that we and others in the waste industry have followed historically. Through December 31, 2002, the waste industry generally recognized expenses associated with (i) amortization of capitalized and future landfill asset costs and (ii) future closure and post-closure obligations on a units-of-consumption basis as airspace was consumed over the life of the related landfill. This

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

practice, referred to as life-cycle accounting within the waste industry, continues to be followed. The table below compares our historical practices to the method prescribed by SFAS No. 143.

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Definitions:
Final Capping	Capital asset related to installation of flexible membrane and geosynthetic clay liners, drainage and compacted soil layers and topsoil constructed over areas of landfill where total airspace capacity has been consumed	Reflected as an asset retirement obligation, on a discounted basis, rather than a capital asset

Closure	Includes last final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified closed	No change, except that last final capping event of each landfill will be treated as a part of final capping

Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency	No change

Discount Rate:	Risk-free rate (5.0% at December 31, 2002); determined annually unless interim changes would significantly impact results of operations	Credit-adjusted, risk-free rate (7.25% at January 1, 2003); determined annually unless interim changes would significantly impact results of operations

Cost Estimates:	Costs were estimated based on performance, principally by third parties, with a small portion performed by the Company	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity

Inflation:	Cost was inflated to period of performance (2.0% at December 31, 2002); determined annually unless interim changes would significantly impact results of operations	Inflation rate changed to 2.5% effective January 1, 2003; determined annually unless interim changes would significantly impact results of operations

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Recognition of Assets and Liabilities:
Final Capping	Costs were capitalized as spent, except for the last final capping event occurring after the landfill closed, which was accounted for as part of closure; spending was included in capital expenditures within investing activities in the statement of cash flows	Each final capping event is accounted for as a discrete obligation; all final capping is recorded as a liability and asset, based on the discounted cash flow associated with each final capping event, as airspace is consumed related to the specific final capping event; spending is reflected as a change in liabilities within operating activities in the statement of cash flows

Closure and post-closure	Accrued over the life of the landfill; the discounted cash flow associated with such liabilities was recorded to accrued liabilities, with a corresponding charge to cost of operations as airspace is consumed	Accrued over the life of the landfill; the discounted cash flow associated with such liabilities is recorded to accrued liabilities, with a corresponding increase in landfill assets as airspace is consumed

Statement of Operations Expense:
Liability accrual	Expense charged to cost of operations at same amount accrued to liability	Not applicable

Landfill asset amortization	Not applicable for landfill closure and post closure obligations; for final capping, the capitalized and expected future costs (on an undiscounted basis) were amortized as airspace was consumed over the life of the landfill	Landfill asset is amortized to depreciation and amortization expense as airspace is consumed over the life of the specific final capping event or life of landfill for closure and post-closure

Accretion	Expense, charged to cost of operations, was accrued at risk-free rate over the life of the landfill as airspace was consumed	Expense, charged to cost of operations, is accreted at credit-adjusted, risk-free rate (currently 7.25%) under the effective interest method

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

2.	Landfill and Environmental Remediation Liabilities

Landfill

      We have material financial commitments for final capping, closure and post-closure obligations with respect to our landfills. We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques. In general, we contract with third parties to fulfill most of our obligations for final capping, closure and post-closure. Accordingly, the fair value of these obligations is based upon quoted and actual prices paid for similar work. However, we intend to perform some of these activities using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, we have added a profit margin to the estimated cost of such services to better reflect the fair value of the obligation. When we then perform these services internally, the added profit margin is recognized as a component of operating income in the period earned. An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when using discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In the waste industry, there is no market for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, we do not believe that it is possible to develop a methodology to reliably estimate a market risk premium and have therefore excluded any such market risk premium from our determination of expected cash flows for landfill asset retirement obligations.

      Once we have determined the final capping, closure and post-closure costs, we then inflate those costs to the expected time of payment and discount those expected future costs back to present value. We have inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5% at September 30, 2003, and have discounted these costs to present value using a credit-adjusted, risk-free discount rate of 7.25% at September 30, 2003. The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.

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

      Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in operating costs and expenses on the income statement.

      In the United States, the final capping, closure and post-closure requirements are established by the EPA’s Subtitles C and D regulations, as implemented and applied on a state-by-state basis. The costs to comply with these requirements could change materially as a result of legislation or regulation.

Environmental Remediation

      We routinely review and evaluate sites that require remediation, including sites listed on the EPA’s National Priorities List, or NPL. We consider whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we were connected with the site. We also review the same information with respect to other named and unnamed PRPs, or potentially responsible parties. We then determine our estimated cost for the likely remedy, which we base on (i) management’s judgment and experience in remediating sites; (ii) information available from regulatory agencies as to costs of remediation; (iii) the number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and (iv) the typical allocation of costs among PRPs. These estimates are sometimes a range of “reasonably possible” outcomes. “Reasonably possible” outcomes are those outcomes that are considered more than remote and less than likely. In cases where our estimates are a range, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. Were we to use the high ends of such ranges, our aggregate potential liability would be approximately $170 million higher on a discounted basis than the estimate recorded in the consolidated financial statements as of September 30, 2003.

      As of September 30, 2003, we had been notified that we are a PRP in connection with 72 locations listed on the NPL. Through various acquisitions, we have come to own 17 of these sites that were initially developed

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by others. We are working with the government to characterize or remediate identified site problems and have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at, or near, the time that we make remedial expenditures. Claims have been made against us at another 55 sites we do not own where we have been an operator, transporter or generator of waste. These claims are at different procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is also known as Superfund. At some of these sites, our liability is well defined as a consequence of a governmental decision and an agreement among liable parties as to the allocation of costs. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain. Any of these matters could have a material adverse effect on our consolidated financial statements.

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

      Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (2.5% at September 30, 2003 and 2.0% at December 31, 2002) until the expected time of payment and discount the cost to present value using a risk-free discount rate with a term approximating the weighted average period until settlement of the underlying obligation (4.0% at September 30, 2003 and 5.0% at December 31, 2002). We review the discount rate, which is based on the rates for United States Treasury bonds, and the inflation rate on an annual basis. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs and expenses.

      Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2003			December 31, 2002

		Environmental			Environmental
	Landfill(a)	Remediation	Total	Landfill(a)	Remediation	Total

Current (in accrued liabilities)	$123	$62	$185	$49	$65	$114
Long-term	858	288	1,146	606	278	884

	$981	$350	$1,331	$655	$343	$998

a)	As of September 30, 2003, landfill liabilities include our final capping, closure and post-closure obligations pursuant to SFAS No. 143. Final capping obligations to be discharged during the operating lives of landfills were not included in landfill liabilities as of December 31, 2002.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The changes to landfill and environmental remediation liabilities for the nine months ended September 30, 2003 and September 30, 2002 are as follows (in millions):

		Environmental
	Landfill	Remediation

December 31, 2002	$655	$343
Cumulative effect of change in accounting principle	266	--
Obligations incurred and capitalized	41	--
Obligations settled	(49)	(24)
Interest accretion	46	6
Revisions in estimates	2	13
Acquisitions, divestitures and other adjustments	20	12

September 30, 2003	$981	$350

December 31, 2001	$625	$321
Expense	29	16
Spending	(17)	(33)
Acquisitions, divestitures and other adjustments	16	51

September 30, 2002	$653	$355

      At several of our landfills, we provide financial assurance by depositing cash into escrow accounts or trust funds that are legally restricted for purposes of settling closure, post-closure and remedial obligations. The fair value of these escrow accounts and trust funds was approximately $184 million at September 30, 2003, and is primarily included as other long-term assets in our condensed consolidated balance sheet. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and remedial activities; (iii) acquisitions or divestitures of landfills and (iv) changes in the fair value of the underlying financial instruments.

3.	Debt and Interest Rate Derivatives

Debt

      Debt consisted of the following (in millions):

	September 30,		December 31,
	2003		2002

Revolving credit facilities	$—		$—
Senior notes and debentures, maturing through 2032, interest rates ranging from 6.375% to 8.75%	6,140		6,164
Tax-exempt bonds maturing through 2038, fixed and variable interest rates ranging from 1.1% to 10.0% (weighted average interest rate of 3.0% at September 30, 2003)	1,576	(a)	1,262	(a)
Project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 1.0% to 9.3% (weighted average interest rate of 5.1% at September 30, 2003)	590	(b)	634	(b)
5.75% convertible subordinated notes due 2005	33		32
Capital leases and other, maturing through 2022, interest rates up to 12%	221		201

	8,560		8,293
Less current portion	558	(c), (d)	231

	$8,002		$8,062

a)	We actively issue tax-exempt bonds as a means of accessing low-cost financing. These bonds are used to finance expenditures for landfill construction and development, equipment, vehicles and facilities in support of our operations. Proceeds from bond issues are held in trust until such time as we incur qualified expenditures, at which time we are reimbursed from the trust funds. We

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issue both fixed and floating rate obligations. Interest rates on floating rate bonds are re-set on a weekly basis and the underlying bonds are supported by letters of credit.

b)	Project bonds have been used by our Wheelabrator Group to finance the development of waste-to-energy facilities. These facilities are integral to the local communities they serve, and, as such, are supported by long-term contracts with multiple municipalities. The bonds generally have periodic amortizations that are supported by the cash flow of each specific facility being financed.

c)	As of September 30, 2003, we have $434 million of 6.375% senior notes due December 1, 2003, $150 million of 8.0% senior notes due April 30, 2004 and $200 million of 6.5% senior notes due May 15, 2004. Additionally, we have $177 million of fixed rate tax-exempt bonds subject to repricing within the next twelve months, which is prior to their scheduled maturity. If the reoffering of the bonds is unsuccessful, then the remarketing agent can put the bonds to the Company. These bonds are not backed by letters of credit that would serve to guarantee repayment in the event of a failed offering. Of this $961 million in current obligations, we classified $510 million as long-term at September 30, 2003. The classification of these obligations as long-term was based upon our current and forecasted available capacity under our two long-term revolving credit facilities and our intent to refinance the borrowings with other long-term financings. In the event other sources of long-term financing are not available, we intend to use our revolving credit facilities.

d)	We have $743 million of tax-exempt bonds at September 30, 2003 that mature through 2038 that are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to the Company. We have obtained letters of credit, issued under our revolving credit facilities, to guarantee repayment of the bonds in this event. We classified these borrowings as long-term at September 30, 2003 because the borrowings are supported by letters of credit issued under our two revolving credit facilities, which are both long-term.

     As of September 30, 2003, we had a three-year, $650 million syndicated revolving credit facility and a five-year, $1.75 billion syndicated revolving credit facility. The three-year revolver matures in June 2005 and the five-year revolver matures in June 2006. At September 30, 2003, no borrowings were outstanding under our revolving credit facilities and we had unused and available credit capacity under these facilities of approximately $589 million. The unused and available capacity under these facilities was approximately $770 million at December 31, 2002.

      As part of our operations, and in connection with issuances of tax-exempt bonds, we use letters of credit to support our bonding and funding needs. In order to increase our letter of credit availability, on June 30, 2003 we entered into a five-year, $15 million letter of credit and term loan agreement, a seven-year, $175 million letter of credit and term loan agreement, and a ten-year, $105 million letter of credit and term loan agreement, which expire in June 2008, 2010, and 2013, respectively (collectively, the “LC and term loan agreements”). At September 30, 2003, letters of credit were issued and outstanding for $285 million of credit capacity under these agreements.

      As of September 30, 2003, we had letters of credit in the aggregate amount of approximately $2.2 billion (of which approximately $1.8 billion are issued under the revolving credit facilities, $285 million are issued under the LC and term loan agreements and the remainder are issued under other various lines of credit). These letters of credit generally have terms allowing for automatic renewal after one year. In the event of an unreimbursed draw on a letter of credit, we have the ability to convert that amount into a term loan for the remaining term under its respective agreement or facility.

      As of September 30, 2003, we are required to maintain the following financial covenants under our revolving credit facilities: (i) an interest coverage ratio; (ii) total debt to EBITDA ratio; and (iii) minimum net worth, all as defined in the credit facilities solely for the purpose of determining compliance with the covenants. The interest coverage ratio requires that at the end of any fiscal quarter we will not permit the ratio of (A) our consolidated net income plus interest expense and income taxes (“EBIT”) for the four fiscal quarters then ending to (B) consolidated total interest expense for such period, to be less than 3 to 1. The total debt to EBITDA covenant requires that at the end of any fiscal quarter, we will not permit the ratio of (A) all indebtedness and certain contingent liabilities such as financial guarantees to (B) EBIT plus depreciation and amortization expense (“EBITDA”) for the four fiscal quarters then ending to exceed 3.25 to 1. Our minimum

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net worth covenant restricts us from allowing the sum of stockholders’ equity to be less than $3.5 billion plus 75% of our cumulative consolidated net income for each fiscal quarter, beginning with the first fiscal quarter ended March 31, 2001. The credit facilities requiring compliance with these financial covenants state that the calculations must be based on generally accepted accounting principles promulgated by the FASB and applied by us during the latest fiscal year before the date of the facilities, or December 31, 2000 and 2001. Therefore, our adoption or implementation of accounting pronouncements or interpretations effective on or after January 1, 2002 do not impact the calculation of the financial covenants defined above. We are in compliance with all covenants under our revolving credit facilities and all other debt instruments.

      Our tax-exempt and project bonds are primarily related to industrial revenue bonds issued for the construction of various facilities. Proceeds from these financing arrangements are treated as non-cash financing activities for purposes of the statement of cash flows as the proceeds are directly deposited into trust funds, and we do not have the ability to use the funds in regular operating activities. Accordingly, our 2003 issuances of approximately $316 million of tax-exempt bonds maturing through 2038 were treated as non-cash financing activities.

      Our debt balances are generally unsecured, except for approximately $574 million of the project bonds outstanding at September 30, 2003 that are issued by certain of our subsidiaries within our Wheelabrator Group and secured by the related subsidiary’s assets and revenue.

Interest rate swaps

      We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt, which was approximately 65% fixed and 35% floating at September 30, 2003. Interest rate swap agreements outstanding as of December 31, 2002 and September 30, 2003 are set forth in the table below (dollars in millions):

As of	Amount	Receive		Pay		Maturity Date	Asset/(Liability)(a)

December 31, 2002	$19	Floating	1.38%	Fixed	7.27%	Through December 31, 2012	$(3	)(b)
December 31, 2002	$2,000	Fixed	6.38%-7.65%	Floating	2.97%-4.91%	Through July 15, 2028	$34	(c)
September 30, 2003	$18	Floating	1.16%	Fixed	7.27%	Through December 31, 2012	$(3	)(b)
September 30, 2003	$2,250	Fixed	6.38%-7.65%	Floating	3.75%-5.55%	Through December 15, 2017	$(66	)(c),(d)

a)	The fair value of interest rate derivatives is included in our balance sheets as components of other long-term assets and other long-term liabilities. Fair values of these interest rate derivatives are based on third-party pricing models.

b)	The terms of this interest rate derivative contract do not qualify for hedge accounting. Therefore, the contract is accounted for at fair value with changes in fair value recognized immediately in interest expense.

c)	These interest rate derivatives qualify for hedge accounting. Therefore, changes in fair value of these interest rate swap contracts are deferred and recognized as an adjustment to interest expense over the remaining life of the hedged instrument.

d)	The fair value of these interest rate derivatives is a net fair value liability of $66 million that is comprised of $6 million of other long-term assets and $72 million of other long-term liabilities.

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

      Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by approximately $214 million as of September 30, 2003 and $239 million as of December 31,

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002. The following table summarizes the accumulated fair value adjustments from interest rate swap agreements by underlying debt instrument category (in millions):

Increase (decrease) in carrying value of debt due to	September 30,		December 31,
hedge accounting for interest rate swaps	2003		2002

Senior notes and debentures:
Active swap agreements	$(66)		$34
Terminated swap agreements	279	(a)	203

	213		237
Tax-exempt and project bonds:
Terminated swap agreements	1	(a)	2

	$214		$239

a)	Of these amounts, $50 million (on a pre-tax basis) is scheduled to be reclassified as a credit to interest expense over the next twelve months.

     Interest rate swap agreements reduced net interest expense by $25 million and $72 million for the three and nine months ended September 30, 2003, respectively, and $21 million and $64 million for the three and nine months ended September 30, 2002, respectively. The significant terms of the interest rate contracts and the underlying debt instruments are identical and therefore no ineffectiveness has been realized.

Interest rate locks

      During 2002 and 2001, we entered into cash flow hedges to secure the underlying interest rates in anticipation of our senior note issuances. These hedging agreements resulted in a deferred loss, net of taxes, of approximately $37 million at September 30, 2003, which is included in accumulated other comprehensive income. Of this amount, $5 million (on a pre-tax basis) is scheduled to be reclassified into interest expense over the next twelve months.

4.	Income Taxes

      The current tax obligations associated with the provision for income taxes recorded in the statements of operations are reflected in the accompanying condensed consolidated balance sheets as a component of accrued liabilities, and the deferred tax obligations are reflected in deferred income taxes. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2003 and September 30, 2002 is primarily due to state and local income taxes, offset in part by non-conventional fuel tax credits. We continue to evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income

      Comprehensive income represents all changes in our equity except for changes resulting from investments by, and distributions to, stockholders. Comprehensive income for the three and nine months ended September 30, 2003 and September 30, 2002 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$210	$231	$447	$586

Other comprehensive income:
Unrealized loss resulting from changes in fair values of derivative instruments, net of tax benefit	—	(26)	(3)	(49)
Loss on derivative instruments reclassified into earnings, net of taxes	1	1	1	—
Minimum pension liability adjustment, net of taxes	—	—	1	—
Unrealized loss on marketable securities, net of tax benefit	—	(1)	—	(6)
Translation adjustment of foreign currency statements	(1)	(28)	97	9

Other comprehensive income (loss)	—	(54)	96	(46)

Comprehensive income	$210	$177	$543	$540

      The components of accumulated other comprehensive loss were as follows:

	September 30,	December 31,
	2003	2002

Minimum pension liability adjustment, net of taxes	$—	$(1)
Accumulated unrealized loss on derivative instruments, net of tax benefit	(41)	(39)
Cumulative translation adjustment of foreign currency statements	(42)	(139)

	$(83)	$(179)

6.	Earnings Per Share, Stock Based Compensation and Common Stock Dividends

      The following reconciles net income as presented on the condensed consolidated statements of operations with diluted net income for purposes of calculating diluted earnings per common share (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$210	$231	$447	$586
Interest on convertible securities, net of taxes	—	—	—	1

Diluted net income	$210	$231	$447	$587

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following reconciles the number of common shares outstanding at September 30 of each year presented to the weighted average number of common shares outstanding and to the weighted average number of common and potentially dilutive common shares outstanding for the purpose of calculating basic and diluted earnings per common share (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Number of common shares outstanding at end of period	584.9	608.7	584.9	608.7
Effect of using weighted average common shares outstanding	4.9	1.7	6.8	8.4

Weighted average basic common shares outstanding	589.8	610.4	591.7	617.1
Dilutive effect of common stock options and warrants and other contingently issuable shares	4.0	2.8	2.9	3.7
Dilutive effect of convertible subordinated notes	—	—	—	1.1

Weighted average diluted common shares outstanding	593.8	613.2	594.6	621.9

      For the three and nine months ended September 30, 2003 and the three months ended September 30, 2002, we excluded the effect of our convertible subordinated notes from the diluted earnings per share calculation because the inclusion of this item would have been antidilutive.

      At September 30, 2003, there were approximately 51.5 million shares of common stock potentially issuable with respect to stock options, warrants and convertible debt. We excluded approximately 22.0 million of these shares from the diluted earnings per share computation because their exercise price was greater than the average per share market price of our stock for the three and nine months ended September 30, 2003. Including the impact of these potentially issuable shares in the current period calculations would have been antidilutive at September 30, 2003, but may dilute earnings per share in future periods.

      We account for our stock-based compensation using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, as amended. Pursuant to APB No. 25, we recognize no compensation cost for our stock option grants because the number of shares potentially issuable and the exercise price, which is equal to the fair market value of the underlying stock on the date of grant, are fixed.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Reported net income	$210	$231	$447	$586
Less: compensation expense per SFAS No. 123, net of tax benefit	17	23	50	63

Pro forma net income	$193	$208	$397	$523

Basic earnings per common share:
Reported net income	$0.36	$0.38	$0.76	$0.95
Less: compensation expense per SFAS No. 123, net of tax benefit	0.03	0.04	0.08	0.10

Pro forma net income	$0.33	$0.34	$0.68	$0.85

Diluted earnings per common share:
Reported net income	$0.35	$0.38	$0.75	$0.94
Less: compensation expense per SFAS No. 123, net of tax benefit	0.03	0.04	0.08	0.10

Pro forma net income	$0.32	$0.34	$0.67	$0.84

      In the third quarter of 2003, the Company declared an annual cash dividend of $0.01 per share, or approximately $6 million, to stockholders of record on September 30, 2003, which was paid on October 15, 2003.

      In August 2003, we announced that the Board of Directors approved a quarterly dividend program beginning in 2004. It is expected that the dividend will be $0.1875 per share per quarter, or $0.75 per share annually, and we expect to announce the record and payment dates of the first quarter dividend in January 2004, which will be payable in March 2004.

7.	Common Stock Repurchases

      In February 2002 we announced that our Board of Directors had approved a stock repurchase program for up to $1 billion in annual repurchases each year through 2004, to be implemented at management’s discretion. Under the program, our purchases may be made in either open market or privately negotiated transactions primarily using cash flows from operations.

      Although our Board of Directors has approved up to $1 billion of annual common stock purchases, we expect our 2003 repurchases to be between $500 million and $600 million. The following is a summary of our 2003 activity under the stock repurchase program (in millions, except shares in thousands and price per share in dollars).

	Agreement		Common Stock		Total	Settlement		Net
					Purchase	(Received)/		Common Stock
Transaction Type	Initiating Date	Settlement Date	Shares	Price per Share	Price	Paid		Repurchases

Private Accelerated Purchase(a)	December 2002	February 2003	1,731	$24.52	$42	$(3	)(b)	$39
Private Accelerated Purchase(a)	March 2003	May 2003	2,400	$20.00	$48	$3	(c)	$51
Open Market Purchases(d)	N/A	N/A	9,023	$19.70 - $26.89	$228	N/A		$228

a)	We accounted for the initial payments as a purchase of treasury stock and classified the future settlements with the counterparty as an equity instrument because we have the option under these agreements to settle our obligations, if any, in shares of our common stock.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b)	The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $3 million less than the approximately $42 million we initially paid. Pursuant to the agreement, the counterparty paid us the difference of approximately $3 million at the end of the valuation period to settle the agreement.

c)	The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $3 million more than the approximately $48 million we initially paid. Pursuant to the agreement, we paid the counterparty the difference of approximately $3 million at the end of the valuation period to settle the agreement.

d)	We engaged in open market purchases during the first and third quarters of 2003 when trading was allowed pursuant to law and our insider trading policy. We did not engage in open market purchases during the second quarter of 2003.

8.	Commitments and Contingencies

      Financial instruments — We have obtained letters of credit, performance bonds and insurance policies, and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, and other obligations. We also use insurance policies issued by our wholly-owned insurance company, the sole business of which is to issue us policies, to secure such performance obligations. In those instances where our use of captive insurance is not allowed, we generally have available alternative bonding mechanisms. Because virtually no claims have been made against these financial instruments in the past, and considering our current financial position, management does not expect that these instruments will have a material adverse effect on our consolidated financial statements. We have not experienced any unmanageable difficulty in obtaining the required financial assurance instruments for our current operations. During the second quarter of 2003, we entered into the LC and term loan agreements to provide us with an additional source of capacity from which we may obtain letters of credit. See Note 3 for additional information related to these agreements. During the third quarter of 2003, we guaranteed the debt of a newly formed surety company in order to assist in the establishment of that entity. See Note 13 for additional information on this arrangement. In an ongoing effort to mitigate risks of future cost increases and reductions in available capacity, we continue to evaluate various options to access cost-effective sources of financial assurance.

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

      Guarantees — We have entered into the following guarantee agreements associated with our operations.

•	Waste Management Holdings, Inc. (“WM Holdings”), one of WMI’s wholly-owned subsidiaries, has fully and unconditionally guaranteed WMI’s senior indebtedness that matures through 2032. WMI has fully and unconditionally guaranteed the senior indebtedness of WM Holdings that matures through 2026 and WM Holdings’ 5.75% convertible subordinated notes due 2005. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 12 for further information.

•	WMI has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, WMI will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 3 for information related to the balances and maturities of our tax-exempt bonds.

•	We have guaranteed certain financial obligations of unconsolidated entities. The guarantees are primarily for the benefit of entities that we account for under the equity method of accounting. The related obligations, which mature through 2021, are not recorded on our consolidated balance sheets,

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and we have not recorded any liability for these guarantees. As of September 30, 2003, our maximum future payments associated with these guarantees is approximately $38 million. However, we have ongoing projects with the entities and believe that our performance under these guarantees is not likely.

•	During the third quarter of 2003, we issued a $25.6 million letter of credit to support the debt of a surety bonding company. The guaranteed obligation is included as a component of long-term debt in our condensed consolidated balance sheet. See Note 13 for additional discussion about our financial interest in this surety bonding company.

•	Certain of our subsidiaries have guaranteed the market value of certain homeowners’ properties that are adjacent to our landfills. These guarantee agreements extend over the life of the landfill. Under these agreements, we would be responsible for the difference between the sale value and the market value of the homeowners’ properties, if any. We do not believe it is possible to determine the contingent obligation associated with these guarantees, but we do not believe it would have a material effect on our financial position or results of operations.

•	The Company has indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. We do not believe that it is possible to determine the contingent obligations associated with these indemnities.

•	WMI guarantees the service and lease obligations of certain of its subsidiaries. If a subsidiary fails to meet its contractual service or lease obligations as they come due, WMI has an unconditional obligation to perform on its behalf. No additional liability has been recorded for these guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided and operating or capital leases, as appropriate.

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

      Litigation — In December 1999, an individual brought an action against the Company, five former officers of WM Holdings, and WM Holdings’ former independent auditor, Arthur Andersen LLP, in Illinois state court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998. The action is for alleged acts of common law fraud, negligence and breach of fiduciary duty. In May 2001, the court granted in part and denied in part the defendants’ motion to dismiss and in August 2003 denied defendants’ motion for summary judgment. The extent of possible damages, if any, in this action cannot yet be determined.

      On November 7, 2001, we announced that we had reached a settlement agreement with the plaintiff in a class action lawsuit arising from events related to our earnings announcements in July and August of 1999. The settlement agreement resolved all claims in the lawsuit against us and our current and former officers and directors. The agreement provided for payment of $457 million to members of the class and for us to consent, for settlement purposes, to the certification of a class of purchasers or acquirers of our securities from June 11, 1998 through November 9, 1999. The payment, including interest accrued at the Federal Funds rate, was made on September 16, 2003.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A former participant in WM Holdings’ ERISA plans filed appeals relating to the settlement in March 2003, which were remanded back to the trial court where a settlement among plaintiffs’ counsel and the appellant was approved by the court. This settlement requires no additional commitment from the Company. This former participant and another individual also filed a separate case in Washington, D.C. against us and others, attempting to increase the recovery of a class of ERISA plan participants based on allegations related to both the events alleged in, and the settlements relating to, the class action against WM Holdings that was settled in 1998 and the complaint in this action. Additionally, certain stockholders opted not to participate in the settlement of the class action lawsuit and either have filed, or intend to file, their individual lawsuits against us. The Company intends to defend itself vigorously in all of these remaining proceedings.

      Also on November 7, 2001, we announced that we would receive $20 million (less fees of approximately $5 million awarded to counsel for the derivative plaintiffs) as a result of a settlement reached between the derivative plaintiffs and Arthur Andersen in a stockholder derivative suit filed on July 3, 2001 in Texas state court against Arthur Andersen, as our former independent auditor. The derivative plaintiffs alleged, among other things, that Arthur Andersen engaged in professional malpractice in connection with certain services that it performed for us. Arthur Andersen informed us that neither the complaint nor the settlement affected its independence in 2001 or prior years, when Arthur Andersen was serving as our independent auditor. The settlement was approved in May 2002. Arthur Andersen’s payment became due and was paid at the same time our payment to the plaintiffs in settlement of the class action lawsuit described above became due.

      Three groups of stockholders have filed separate lawsuits in state courts in Texas and federal court in Illinois against us and certain of our former officers. The petitions allege that the plaintiffs are substantial holders of the Company’s common stock who intended to sell their stock in 1999, or to otherwise protect themselves against loss, but that the individual defendants made false and misleading statements regarding the Company’s prospects that, along with public statements, induced the plaintiffs to retain their stock or not to take other measures. The plaintiffs assert that the value of their retained stock declined dramatically. The plaintiffs assert claims for fraud, negligent misrepresentation, and conspiracy. The Texas state court granted our motion for summary judgment in the first of these cases in March 2002, which the plaintiffs have appealed. The other two cases are in early stages, and the extent of damages, if any, cannot yet be determined.

      Our business is intrinsically connected with the protection of the environment, and there is the potential for unintended or unpermitted noncompliance with environmental laws or regulations. From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2003, there were 11 proceedings involving our subsidiaries where the sanctions involved in each could potentially exceed $100,000. The matters involve allegations that subsidiaries (i) improperly operated a solid waste landfill by failing to properly cover waste and adhere to proper leachate levels, (ii) operated a waste-to-energy facility that, as a result of intermittent and isolated equipment malfunctions, exceeded emission limits and failed to meet monitoring requirements, (iii) are responsible for remediation of landfill gas and chemical compounds required pursuant to a Unilateral Administrative Order associated with an NPL site, (iv) are responsible for late performance of work required under a Unilateral Administrative Order, (v) and (vi) in two separate cases improperly operated a solid waste landfill and caused excess odors, (vii) improperly operated a solid waste landfill by failing to maintain required records, properly place and cover waste and adhere to proper leachate levels, (viii) violated the state’s clean water act, (ix) did not comply with air regulations requiring control of emissions at a closed landfill, and (x) improperly operated a solid waste landfill by failing to maintain required leachate levels and erosion control and failing to properly operate and monitor gas wells and adequately control odors and stormwater. On April 11, 2003, Alliance Sanitary Landfill, Inc., a wholly-owned subsidiary, entered into a Consent Order with the Pennsylvania Department of Environmental Protection, pursuant to which we voluntarily suspended operations at the landfill to address certain gas collection system, leachate collection system and capping deficiencies. The landfill reopened in May 2003, and we paid fines arising from the Consent Order in October 2003. We do not

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

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

9.   Restructurings

      In 2002 we reorganized the structure of the Company into market areas to better align our collection, transport, recycling and disposal resources. As part of the restructuring, we reduced the number of field layers of management and eliminated approximately 1,900 field-level administrative and operational positions. In the first quarter of 2002, we recorded $37 million of pre-tax charges for costs associated with the implementation of the new structure. An additional $1 million was recorded in the third quarter of 2002. These charges included $36 million for employee severance and benefit costs and $2 million related to abandoned operating lease agreements. As of September 30, 2003, substantially all payments related to this restructuring had been made. We do not expect to incur any material costs associated with this restructuring in the future.

      In February 2003 we reduced the number of market areas that make up our geographic operating Groups to 66 from a total of 91 at December 31, 2002, and reduced certain overhead positions to further streamline our organization. Our market areas all report to one of our seven Groups that divide our operations geographically into the Eastern, Midwest, Southern, Western and Canadian operations and functionally into Recycling and Wheelabrator. We manage and evaluate our operations through these seven operating Groups, which represent our reporting segments as further described in Note 11. We believe that this structure will result in a more effective utilization of resources and enable us to serve our customers more efficiently. In connection with the restructuring, there was a workforce reduction of about 700 employees and 270 contract workers.

      The operational efficiencies provided by these organizational changes and a focus on fully utilizing the capabilities of our information technology resources enabled us to further reduce our workforce in June 2003. This workforce reduction resulted in the elimination of an additional 600 employee positions and 200 contract worker positions.

      In the first quarter of 2003, we recorded $20 million of pre-tax charges for costs associated with our February 2003 restructuring and workforce reduction, all of which was associated with employee severance and benefit costs. In the second quarter of 2003, we recorded $23 million of pre-tax charges for costs associated with the June 2003 workforce reduction. No material costs for these restructuring and workforce reductions were incurred in the third quarter of 2003.

      We anticipate incurring a total of approximately $44 million in employee severance and benefit costs for the 2003 restructuring and workforce reduction efforts, with $43 million incurred during the nine month period

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended September 30, 2003 and the remaining $1 million to be incurred during the fourth quarter of 2003. The following table summarizes the total costs recorded for the nine months ended September 30, 2003 for each of our operating Groups (in millions):

Nine Months
Ended
September 30, 2003

Canadian	$1
Eastern	10
Midwest	5
Southern	7
Western	8
Wheelabrator	—
Recycling	1
Corporate	11

Total	$43

      During the three month period ended September 30, 2003 we paid approximately $4 million of the employee severance and benefit costs incurred as a result of the February 2003 restructuring and workforce reduction. We paid approximately $17 million of these costs during the nine month period ended September 30, 2003. As of September 30, 2003, $3 million of the related accrual remained for employee severance and benefit costs. The length of time we are obligated to make severance payments to employees associated with the February 2003 reorganization and workforce reduction varies, with the longest period of obligation ending in the first quarter of 2005.

      As of September 30, 2003, we had paid approximately $8 million of the employee severance and benefit costs incurred as a result of the June 2003 workforce reduction, all of which were payments made in the third quarter of 2003. Approximately $15 million remains accrued as of September 30, 2003 for employee severance and benefit costs incurred as a result of the June 2003 workforce reduction. The length of time we are obligated to make severance payments to employees associated with the June 2003 workforce reduction varies, with the longest period of obligation ending in the third quarter of 2005.

10.	Purchase Acquisitions

      During the nine month period ended September 30, 2003, we paid $244 million, net of cash acquired, for the acquisitions of certain businesses. We paid approximately $85 million in the first quarter of 2003 for acquisitions, which was primarily associated with our acquisition of the Peltz Group, the largest privately-held recycler in the United States. Its assets were contributed to Recycle America Alliance. See Note 11 for further discussion. Approximately $87 million was paid for acquisitions during the second quarter of 2003 and approximately $72 million was paid for acquisitions during the third quarter of 2003. Acquisitions of certain collections assets from Allied Waste Industries, Inc. represented the most significant acquisition activity during both the second and third quarters of 2003.

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

      All 2003 acquisitions were accounted for under the purchase method of accounting, as required by SFAS No. 141, Accounting for Business Combinations, with the purchase price being allocated to the net assets

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired based on their respective fair values. As a result of these acquisitions, we recorded approximately $298 million in additional assets, including approximately $120 million of goodwill and approximately $60 million of other intangible assets. No single acquisition has been material to our consolidated financial position or our results of operations for the periods presented herein, and we do not anticipate that these acquisitions, when considered individually or in the aggregate, will have a material impact on our results of operations in future periods.

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

      Summarized financial information concerning our reportable segments for the three and nine months ended September 30 is shown in the following table (in millions). In the prior year interim period disclosures to the condensed consolidated financial statements, NASW was presented as one reportable segment. For comparability purposes, prior period information has been restated to conform to the current year presentation.

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Three Months Ended:	Revenues	Revenues(d)	Revenues(e)	Operations(f)

September 30, 2003
Canadian	$152	$(14)	$138	$19
Eastern	1,007	(207)	800	102
Midwest	582	(104)	478	93
Southern	762	(116)	646	152
Western	642	(87)	555	96
Wheelabrator	205	(15)	190	60
Recycling(a)	141	(3)	138	(1)
Other NASW(b)	52	(22)	30	(7)

Total NASW	3,543	(568)	2,975	514
Other	—	—	—	—
Corporate(c)	—	—	—	(79)

Total	$3,543	$(568)	$2,975	$435

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Three Months Ended:	Revenues	Revenues(d)	Revenues(e)	Operations(f)

September 30, 2002
Canadian	$143	$(13)	$130	$16
Eastern	981	(195)	786	134
Midwest	589	(87)	502	99
Southern	755	(117)	638	138
Western	635	(89)	546	100
Wheelabrator	201	(15)	186	73
Recycling(a)	96	(3)	93	5
Other NASW(b)	23	(8)	15	(7)
	3,423	(527)	2,896	558
Total NASW	—	—	—	—
Other	—	—	—	(93)
Corporate(c)
	$3,423	$(527)	$2,896	$465
Total

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Nine Months Ended:	Revenues	Revenues(d)	Revenues(e)	Operations(f)

September 30, 2003
Canadian	$419	$(42)	$377	$43
Eastern	2,850	(576)	2,274	251
Midwest	1,653	(289)	1,364	235
Southern	2,259	(342)	1,917	433
Western	1,869	(250)	1,619	263
Wheelabrator	607	(45)	562	173
Recycling(a)	413	(9)	404	(2)
Other NASW(b)	146	(57)	89	(13)

Total NASW	10,216	(1,610)	8,606	1,383
Other	—	—	—	(2)
Corporate(c)	—	—	—	(282)

Total	$10,216	$(1,610)	$8,606	$1,099

September 30, 2002
Canadian	$394	$(37)	$357	$46
Eastern	2,799	(546)	2,253	373
Midwest	1,667	(238)	1,429	265
Southern	2,235	(338)	1,897	425
Western	1,848	(259)	1,589	271
Wheelabrator	576	(43)	533	173
Recycling(a)	228	(7)	221	—
Other NASW(b)	65	(22)	43	(19)

Total NASW	9,812	(1,490)	8,322	1,534
Other	9	(1)	8	(2)
Corporate(c)	—	—	—	(271)

Total	$9,821	$(1,491)	$8,330	$1,261

a)	Our Recycling Group is comprised of Recycle America Alliance, L.L.C. Recycle America Alliance includes certain recycling assets transferred from our geographic operating groups as well as assets contributed by the Peltz Group, our minority interest partner in Recycle America Alliance.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b)	Other NASW includes operations provided throughout our operating Groups for methane gas recovery and certain third party sub- contract and administration revenues managed by our national accounts department. Also included are certain quarter-end adjustments related to the reportable segments but not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

c)	Corporate functions include the treasury, legal, information technology, tax, insurance, management of closed landfills and related insurance recoveries, centralized service center and other typical administrative functions. Certain of the associated costs for support services are allocated to the seven operating Groups.

d)	Intercompany operating revenues reflect each segment’s total intercompany sales including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

e)	Our operating revenues tend to be somewhat lower in the winter months, primarily due to the lower volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions also tend to decrease during the winter months. Our first and fourth quarter results of operations typically reflect these seasonal trends. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of our operations.

f)	For those items included in the determination of income from operations, the accounting policies of our segments are generally the same as those described in the summary of significant accounting policies included in our December 31, 2002 Form 10-K, except as discussed in Note 1 included herein.

     The table below shows the total revenues contributed by the principal lines of business within NASW (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

NASW:
Collection	$1,984	$1,950	$5,806	$5,689
Landfill	703	708	1,982	1,997
Transfer	420	388	1,166	1,079
Wheelabrator	205	201	607	576
Recycling and other(a)	231	176	655	471
Intercompany(b)	(568)	(527)	(1,610)	(1,490)

Operating revenues	$2,975	$2,896	$8,606	$8,322

a)	In addition to the revenue generated by our Recycling Group, we have included revenues generated within our five geographic operating Groups derived from recycling, methane gas operations, sweeping services and Port-o-let® services in the “recycling and other” line of business.

b)	Intercompany revenues between lines of business are eliminated within the condensed consolidated financial statements included herein.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2003

(Unaudited)

ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$505	$—	$18	$—	$523
Other current assets	17	—	2,286	—	2,303

	522	—	2,304	—	2,826
Property and equipment, net	—	—	10,796	—	10,796
Intercompany and investment in subsidiaries	9,688	5,498	(6,769)	(8,417)	—
Other assets	26	136	6,402	—	6,564

Total assets	$10,236	$5,634	$12,733	$(8,417)	$20,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$274	$284	$—	$558
Accounts payable and other accrued liabilities	104	57	2,395	—	2,556

	104	331	2,679	—	3,114
Long-term debt, less current portion	4,459	1,694	1,849	—	8,002
Other liabilities	67	5	3,348	—	3,420

Total liabilities	4,630	2,030	7,876	—	14,536
Minority interest in subsidiaries	—	—	44	—	44
Stockholders’ equity	5,606	3,604	4,813	(8,417)	5,606

Total liabilities and stockholders’ equity	$10,236	$5,634	$12,733	$(8,417)	$20,186

December 31, 2002

ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$316	$—	$(52)	$—	$264
Other current assets	—	4	2,432	—	2,436

	316	4	2,380	—	2,700
Property and equipment, net	—	—	10,612	—	10,612
Intercompany and investment in subsidiaries	9,484	5,694	(7,277)	(7,901)	—
Other assets	57	123	6,139	—	6,319

Total assets	$9,857	$5,821	$11,854	$(7,901)	$19,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$112	$119	$—	$231
Accounts payable and other accrued liabilities	73	32	2,837	—	2,942

	73	144	2,956	—	3,173
Long-term debt, less current portion	4,476	1,863	1,723	—	8,062
Other liabilities	—	—	3,069	—	3,069

Total liabilities	4,549	2,007	7,748	—	14,304
Minority interest in subsidiaries	—	—	19	—	19
Stockholders’ equity	5,308	3,814	4,087	(7,901)	5,308

Total liabilities and stockholders’ equity	$9,857	$5,821	$11,854	$(7,901)	$19,631

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2003

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,975	$—	$2,975
Costs and expenses	—	—	2,540	—	2,540

Income from operations	—	—	435	—	435

Other income (expense):
Interest income (expense), net	(61)	(32)	(14)	—	(107)
Equity in subsidiaries, net of taxes	249	269	—	(518)	—
Minority interest	—	—	(2)	—	(2)
Other, net	—	—	3	—	3

	188	237	(13)	(518)	(106)

Income before income taxes	188	237	422	(518)	329
Provision for (benefit from) income taxes	(22)	(12)	153	—	119

Net income	$210	$249	$269	$(518)	$210

Three Months Ended September 30, 2002

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,896	$—	$2,896
Costs and expenses	—	—	2,431	—	2,431

Income from operations	—	—	465	—	465

Other income (expense):
Interest income (expense), net	(65)	(36)	(12)	—	(113)
Equity in subsidiaries, net of taxes	272	295	—	(567)	—
Minority interest	—	—	(1)	—	(1)
Other, net	—	(1)	2	—	1

	207	258	(11)	(567)	(113)

Income before income taxes	207	258	454	(567)	352
Provision for (benefit from) income taxes	(24)	(14)	159	—	121

Net income	$231	$272	$295	$(567)	$231

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2003

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$8,606	$—	$8,606
Costs and expenses	—	—	7,507	—	7,507

Income from operations	—	—	1,099	—	1,099

Other income (expense):
Interest income (expense), net	(180)	(98)	(42)	—	(320)
Equity in subsidiaries, net of taxes	561	622	—	(1,183)	—
Minority interest	—	—	(5)	—	(5)
Other, net	—	2	10	—	12

	381	526	(37)	(1,183)	(313)

Income before income taxes	381	526	1,062	(1,183)	786
Provision for (benefit from) income taxes	(66)	(35)	394	—	293

Income before cumulative effect of changes in accounting principles	447	561	668	(1,183)	493
Cumulative effect of changes in accounting principles	—	—	(46)	—	(46)

Net income	$447	$561	$622	$(1,183)	$447

Nine Months Ended September 30, 2002

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$8,330	$—	$8,330
Costs and expenses	—	—	7,069	—	7,069

Income from operations	—	—	1,261	—	1,261

Other income (expense):
Interest income (expense), net	(179)	(116)	(43)	—	(338)
Equity in subsidiaries, net of taxes	699	773	—	(1,472)	—
Minority interest	—	—	(4)	—	(4)
Other, net	—	—	4	—	4

	520	657	(43)	(1,472)	(338)

Income before income taxes	520	657	1,218	(1,472)	923
Provision for (benefit from) income taxes	(66)	(42)	447	—	339

Income before cumulative effect of change in accounting principle	586	699	771	(1,472)	584
Cumulative effect of change in accounting principle	—	—	2	—	2

Net income	$586	$699	$773	$(1,472)	$586

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$447	$561	$622	$(1,183)	$447
Equity in earnings of subsidiaries, net of taxes	(561)	(622)	—	1,183	—
Other adjustments and charges	89	17	733	—	839

Net cash provided by (used in) operating activities	(25)	(44)	1,355	—	1,286

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(244)	—	(244)
Capital expenditures	—	—	(798)	—	(798)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	44	—	44
Net receipts from restricted funds	—	—	217	—	217
Other	—	—	19	—	19

Net cash used in investing activities	—	—	(762)	—	(762)

Cash flows from financing activities:
New borrowings	—	—	83	v	83
Debt repayments	—	(7)	(92)	—	(99)
Common stock repurchases	(264)	—	—	—	(264)
Exercise of common stock options and warrants	21	—	—	—	21
Other	(4)	—	(3)	—	(7)
(Increase) decrease in intercompany and investments, net	461	51	(512)	—	—

Net cash provided by (used in) financing activities	214	44	(524)	—	(266)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase in cash and cash equivalents	189	—	70	—	259
Cash and cash equivalents at beginning of period	316	—	(52)	—	264

Cash and cash equivalents at end of period	$505	$—	$18	$—	$523

Nine Months Ended September 30, 2002

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$586	$699	$773	$(1,472)	$586
Equity in earnings of subsidiaries, net of taxes	(699)	(773)	—	1,472	—
Other adjustments and charges	49	(5)	897	—	941

Net cash provided by (used in) operating activities	(64)	(79)	1,670	—	1,527

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(125)	—	(125)
Capital expenditures	—	—	(914)	—	(914)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	82	—	82
Net receipts from restricted funds			171		171
Other	—	—	3	—	3

Net cash used in investing activities	—	—	(783)	—	(783)

Cash flows from financing activities:
New borrowings	498	—	—	—	498
Debt repayments	(427)	(300)	(54)	—	(781)
Common stock repurchases	(561)	—	—	—	(561)
Exercise of common stock options and warrants	25	—	—	—	25
(Increase) decrease in intercompany and investments, net	494	379	(873)	—	—

Net cash provided by (used in) financing activities	29	79	(927)	—	(819)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Decrease in cash and cash equivalents	(35)	—	(39)	—	(74)
Cash and cash equivalents at beginning of period	757	—	(27)	—	730

Cash and cash equivalents at end of period	$722	$—	$(66)	$—	$656

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	New Accounting Pronouncement

FIN 46 — Consolidation of Variable Interest Entities

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and is effective for all other variable interests beginning December 31, 2003.

      Application of FIN 46 to financial interests created or modified after January 31, 2003 -

Financial Interest in Surety Bonding Company — During the third quarter of 2003, we issued a $25.6 million letter of credit to support the debt of a surety bonding company established by an unrelated third party to issue surety bonds to the waste industry and extractive industries. The letter of credit serves to guarantee the surety bonding company’s obligations associated with its debt and represents our exposure to loss associated with our financial interest in the entity. We have determined that we are the primary beneficiary of this entity, which results in the consolidation of its assets, liabilities and results of operations into our financial statements. Approximately $15 million of cash and cash equivalents, $6 million of other current assets, $5 million of other intangible assets and $26 million of long-term debt have been included in our condensed consolidated balance sheet as of September 30, 2003 as a result of the application of FIN 46 to this variable interest entity. Although we are the primary beneficiary of this variable interest entity, the creditors of the entity do not have recourse against our general credit and our losses are limited to our exposure under the guarantee. Consolidation of this entity did not materially impact our results of operations during the three months ended September 30, 2003 nor do we anticipate that it will materially impact our results of operations in the foreseeable future. See Note 8 for additional discussion related to our financial assurance activities.

      Application of FIN 46 to financial interests created on or before January 31, 2003 -

      On October 9, 2003, the FASB issued staff position FIN 46-6 and deferred the application of FIN 46 to variable interest entities existing prior to February 1, 2003. As a result, we decided to postpone the Company’s implementation of FIN 46 for such existing variable interests. The following variable interest entities have been identified as a result of our implementation processes and will be consolidated, as appropriate, beginning December 31, 2003.

Waste-to-Energy LLCs — On June 30, 2000, two limited liability companies (“LLCs”) were established to purchase interests in existing leverage lease financings at three waste-to-energy facilities that we operate under an agreement with the owner. John Hancock Life Insurance Company (“Hancock”) has a 99.5% ownership interest in one of the LLCs (“LLC I”), and the second LLC (“LLC II”) is 99.75% collectively owned by LLC I and the CIT Group (“CIT”). We own the remaining equity interest in each LLC. Hancock and CIT made an initial investment of approximately $167 million in the LLCs. The LLCs used these proceeds to purchase the three waste-to-energy facilities that we operate and assumed the seller’s indebtedness related to these facilities. Under the LLC agreements, the LLCs shall be dissolved upon the occurrence of any of the following events: (i) a written decision of all the members of the LLCs to dissolve, (ii) December 31, 2063, (iii) the entry of a decree of judicial dissolution under the Delaware Limited Liability Company Act, or (iv) the LLCs creasing to own any interest in these waste-to-energy facilities.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income, losses and cash flows are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, the earnings of LLC I will be allocated 20% to Hancock and 80% to us and the earnings of LLC II will be allocated 20% to Hancock and CIT and 80% to us. We do not expect Hancock and CIT to achieve the targeted returns in 2003 or at any time during the initial base term of the lease. We are required under certain circumstances to make capital contributions to the LLCs in the amount of the difference between the stipulated loss amounts and terminated values under the LLC agreements to the extent they are different from the underlying lease agreements. We believe that the likelihood of the occurrence of these circumstances is remote.

We currently account for the underlying leases of the waste-to-energy facilities as operating leases and account for our investment in the LLCs under the equity method of accounting. For the nine month period ended September 30, 2003, we have made aggregate lease payments of approximately $26 million. Under the LLC agreements, if we exercise certain renewal options under the leases, we will be required to make capital contributions to the LLCs for the difference between fair market rents and the scheduled renewal rents, if any. As of September 30, 2003, the remaining aggregate lease commitments related to these waste facilities was $500 million, which includes $158 million in required capital contributions to the LLC for the amount of the difference between the bargain rents associated with the renewal options and fair value rental payments.

We have determined that we are the primary beneficiary of these variable interest entities and will consolidate the LLCs as of December 31, 2003 unless the FASB issues further changes to FIN 46 that indicate otherwise. The assets of the LLCs consist primarily of the waste-to-energy facilities, which have a carrying value of approximately $404 million at September 30, 2003. The facilities serve as collateral for the LLCs’ long-term borrowings, of which approximately $201 million remains outstanding at September 30, 2003.

Consolidation of the LLCs is expected to impact the presentation of certain activity within our statement of operations beginning in the first quarter of 2004.

Closure, Post-Closure and Remedial Trust Funds — At several of our landfills and remedial sites we provide financial assurance by depositing cash, or directing others to deposit cash, into trust funds that are legally restricted for purposes of settling closure, post-closure or remedial obligations. These funds are generally invested in cash or cash-equivalent instruments and marketable debt and equity securities. See Note 2 for additional disclosure associated with these financial assurance instruments. Variability in the fair value of trust assets is generally for the benefit or detriment of the Company as the accounts have been established to meet its statutory financial assurance requirements and future financial obligations. Our exposure to loss associated with these entities is therefore a function of the ability of the funds to meet our statutory requirements and closure, post-closure and remedial obligations as they come due. As the trust funds are generally invested in high quality, low risk financial instruments and are expected to continue to meet the statutory requirements for which they were established, the Company does not believe that there is any material exposure to loss associated with the trusts. The fair value of these trust funds was approximately $204 million at September 30, 2003. Of this amount, approximately $184 million is currently recorded in our condensed consolidated balance sheet primarily as a component of other long-term assets. The remaining $20 million will be consolidated as of December 31, 2003 unless the FASB issues further changes to FIN 46 that indicate otherwise.

Financial Interests in Operating and Capital Leases — The Company has certain lease agreements that contain fixed price purchase options. The option prices are generally intended to approximate the fair value of the properties at the termination of the lease term and in no way represent a guarantee of the assets’ residual value.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For certain of these lease agreements, we are unable to determine whether our financial interests associated with the lease agreements are with variable interest entities as the lessors are unrelated third parties from whom we have been unable to obtain the financial information required to make such a determination. However, our required financial interest associated with these entities is limited to our obligation to make future minimum rent payments and we do not believe that our financial interest in these entities is significant.

For those interests where we were able to completely assess the nature of our financial interest, we have determined that we are not the primary beneficiary of the leasing entities. The leasing entities are single asset entities owned and managed by financing organizations. The entities were established to own and lease waste-to-energy facilities operated by our Wheelabrator group. In addition to the fixed price purchase options contained in these lease agreements, the lease terms include termination value requirements that expose us to potential variability in an event of default. We believe that the likelihood of an event of default is remote and that our exposure to loss associated with these lease agreements is limited to our obligation to make future minimum rent payments.

      We are unaware of any other financial interests that should be considered for purposes of applying FIN 46, but will continue to assess our existing financial interests through the fourth quarter of 2003.

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

•	possible changes in our estimates of site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments;

•	the possible impact of regulations on our business, including the cost to comply with regulatory requirements and the potential liabilities associated with disposal operations, as well as our ability to obtain and maintain permits needed to operate our facilities;

•	the effect of limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

•	possible charges against earnings as a result of shut-down operations, uncompleted acquisitions, development or expansion projects or other events;

•	the effects that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities;

•	the effect the weather has on our quarter to quarter results, as well as the effect of extremely harsh weather on our operations;

•	the effect that price fluctuations on commodity prices may have on our operating revenues;

•	the outcome of litigation or threatened litigation;

•	the effect competition in our industry could have on our profitability;

•	possible diversions of management’s attention and increases in operating expenses due to efforts by labor unions to organize our employees;

•	possible increases in operating expenses due to fuel price increases or fuel supply shortages;

•	the effects of general economic conditions, including the ability of insurers to fully or timely meet their contractual commitments and of surety companies to continue to issue surety bonds;

•	the need for additional capital if cash flows are less than we expect or capital expenditures are more than we expect, and the possibility that we cannot obtain additional capital on acceptable terms if needed;

•	possible errors or problems upon implementation of new information technology systems; and

•	possible fluctuations in quarterly results of operations or adverse impacts on our results of operations as a result of the adoption of new accounting standards or interpretations.

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

      Our collection services involve picking up and transporting waste from where it was generated to a transfer station or disposal site. Transfer stations are facilities located near residential and commercial collection routes where collection trucks take the solid waste that has been collected. The solid waste is then transferred via transfer trucks, rail or barge to disposal sites. These disposal sites include landfills and waste-to-energy facilities. As of September 30, 2003, we owned or operated 284 solid waste landfills, five hazardous waste landfills, 16 waste-to-energy facilities and seven independent power production plants (“IPPs”). The operation of a solid waste landfill includes excavation, construction of liners and final caps, continuous spreading and compacting of waste, and covering of waste with earth or other inert materials. These operations are carefully planned to maintain sanitary conditions, to ensure the best possible use of the airspace and to prepare the site so it can ultimately be used for other purposes. We operate five secure hazardous waste landfills in the United States. Our hazardous waste landfills are sited, constructed and operated in a manner designed to provide long-term containment of hazardous waste. At waste-to-energy facilities, solid waste is burned at high temperatures in specially designed boilers, producing heat that is converted into high-pressure steam. We use that steam to generate electricity for sale to electric utilities under long-term contracts. Our IPPs also convert various waste and conventional fuels into electricity. The IPPs combust wood waste, anthracite coal waste (culm), tires, landfill gas and natural gas. In addition to electricity production, the IPPs also produce steam, which is sold to industrial and commercial users.

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

  Critical Accounting Estimates and Assumptions

      In preparing our financial statements, we make several estimates and assumptions that affect our assets and liabilities and revenues and expenses. We must make these estimates and assumptions because certain of the information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from available data or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to our accounting for landfills and environmental remediation liabilities as well as for asset impairments, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2002.

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

      As a result of adopting SFAS No. 143, additional landfill accounting related estimates and assumptions are required in determining the obligations associated with retiring landfill assets. The cost estimates for final capping, closure and post-closure activities at landfills for which we have responsibility are estimated based on our interpretations of current requirements and proposed or anticipated regulatory changes. We also estimate additional costs, pursuant to the requirements of SFAS No. 143, based on the amount a third party would charge us to perform such activities even when we expect to perform these activities internally. Additionally, we estimate the airspace to be consumed related to each final capping event and the timing of each final capping event and closure and post-closure activities. Because landfill final capping, closure and post-closure obligations are measured at estimated fair value using present value techniques, changes in the estimated timing of future landfill final capping and closure activities would have an effect on these liabilities, related assets and results of operations.

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

      The following table presents, for the periods indicated, the period to period change in dollars (in millions) and percentages for the respective consolidated statement of operations line items.

	Period to Period Change		Period to Period Change
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2003 and 2002		September 30, 2003 and 2002

Statement of Operations:
Operating revenues	$79	2.7%	$276	3.3%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	129	7.2	512	10.1
Selling, general and administrative	(34)	(10.3)	(113)	(10.9)
Depreciation and amortization	14	4.5	34	3.7
Restructuring	(1)	(100.0)	5	13.2
Asset impairments and unusual items	1	33.3	—	—

	109	4.5	438	6.2

Income from operations	(30)	(6.5)	(162)	(12.8)

Other income (expense):
Interest expense	8	6.8	23	6.5
Interest and other income, net	—	—	3	16.7
Minority interest	(1)	(100.0)	(1)	(25.0)

	7	6.2	25	7.4

Income before income taxes	(23)	(6.5)	(137)	(14.8)
Provision for income taxes	2	1.7	46	13.6

Income before cumulative effect of changes in accounting principles	$(21)	(9.1)%	$(91)	(15.6)%

      The following table presents, for the periods indicated, the percentage relationship that the respective consolidated statement of operations line items bear to operating revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Statement of Operations:
Operating revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	64.5	61.8	65.1	61.1
Selling, general and administrative	10.0	11.4	10.7	12.4
Depreciation and amortization	10.9	10.7	11.0	11.0
Restructuring	—	—	0.5	0.5
Asset impairments and unusual items	—	—	(0.1)	(0.1)

	85.4	83.9	87.2	84.9

Income from operations	14.6	16.1	12.8	15.1

Other income (expense):
Interest expense	(3.7)	(4.1)	(3.8)	(4.2)
Interest and other income, net	0.2	0.2	0.2	0.2
Minority interest	—	—	(0.1)	—

	(3.5)	(3.9)	(3.7)	(4.0)

Income before income taxes	11.1	12.2	9.1	11.1
Provision for income taxes	4.0	4.2	3.4	4.1

Income before cumulative effect of changes in accounting principles	7.1%	8.0%	5.7%	7.0%

Operating Revenues

      Our operating revenues for the three months ended September 30, 2003 were $3.0 billion, compared to $2.9 billion in 2002. For the nine months ended September 30, 2003, our operating revenues were $8.6 billion, as compared to $8.3 billion in 2002. As shown below (in millions), NASW is our principal operation, which is comprised of seven operating Groups within North America, along with our Other NASW services. Our “Other” operations consisted of international waste management services and non-solid waste services, all of which were divested as of March 31, 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Canadian	$152	$143	$419	$394
Eastern	1,007	981	2,850	2,799
Midwest	582	589	1,653	1,667
Southern	762	755	2,259	2,235
Western	642	635	1,869	1,848
Wheelabrator	205	201	607	576
Recycling	141	96	413	228
Other NASW	52	23	146	65
Intercompany	(568)	(527)	(1,610)	(1,490)

Total NASW	2,975	2,896	8,606	8,322
Other	—	—	—	8

Net operating revenues	$2,975	$2,896	$8,606	$8,330

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

      The mix of NASW operating revenues from our different services is reflected in the table below (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Collection	$1,984	$1,950	$5,806	$5,689
Landfill	703	708	1,982	1,997
Transfer	420	388	1,166	1,079
Wheelabrator	205	201	607	576
Recycling and other	231	176	655	471
Intercompany	(568)	(527)	(1,610)	(1,490)

Total NASW	$2,975	$2,896	$8,606	$8,322

      We experienced negative internal revenue growth for the three months ended September 30, 2003 and positive internal revenue growth for the nine months ended September 30, 2003, as compared with the corresponding prior year periods. The following table provides details associated with the period to period change in NASW revenues (dollars in millions) along with an explanation of the significant components of the current period changes.

	Period to Period		Period to Period
	Change for the		Change for the
	Three Months Ended		Nine Months Ended
	September 30, 2003 and 2002		September 30, 2003 and 2002

Price:
Base business(a)	$24	0.8%	$48	0.6%
Commodity(b)	(19)	(0.7)	8	0.1
Electricity(c)	5	0.2	6	0.1
Fuel(d)	6	0.3	31	0.3

Total price	16	0.6	93	1.1
Volume(e)	(19)	(0.7)	(16)	(0.2)

Internal growth	(3)	(0.1)	77	0.9
Acquisitions(f)	83	2.9	219	2.7
Divestitures(g)	(17)	(0.6)	(46)	(0.6)
Foreign currency translation(h)	16	0.5	34	0.4

	$79	2.7%	$284	3.4%

a)	The increases in our base business revenues due to price during the three and nine months ended September 30, 2003 are attributable to our collection, transfer and waste-to-energy businesses with a significant increase in our residential collection operations. However, for our landfill business we experienced decreases in price-related revenue principally due to our special waste landfill operations. The decrease in price-related revenue from special waste landfill operations is due principally to an increase in lower priced event work in the southern and western portions of the United States.

b)	Decreases in commodity prices resulted in revenue declines of approximately $19 million for the three months ended September 30, 2003, with the majority of this decrease attributable to declines in the prices of old corrugated cardboard (“OCC”). Specifically, the prices of OCC decreased to an average of $64 per ton for the three months ended September 30, 2003 as compared to an average of $102 per ton for the corresponding prior year period. However, commodity prices have had an overall positive impact on revenues for the nine months ended September 30, 2003, increasing revenue by approximately $8 million. Driving this increase are the prices of old newsprint (“ONP”), which have increased to an average of $68 per ton for the nine months ended September 30, 2003 as compared to an average of $62 per ton for the corresponding prior year period.

c)	We experienced positive price increases due to increased electricity rates at our IPP facilities.

d)	We experienced positive price increases due to increased fuel surcharges.

e)	Volume-related declines in revenue experienced during the three months ended September 30, 2003 have been attributable to our collection, waste-to-energy and recycling businesses. The collection and recycling businesses have also driven the volume-related declines for the nine-months ended September 30, 2003, while waste-to-energy facilities have had an overall positive impact on volume-related revenue during the year-to-date period. We believe that the volume-related declines experienced in the collection line of business in the current year have been a result of general economic conditions and increased competition, particularly in the eastern portion of the United States. Volume-related transfer and recycling revenues during both the three and nine months ended September 30, 2003 have been significantly impacted by the loss of a contract with the City of Chicago during February 2003. Losing this contract negatively impacted revenues by $18 million for the three-month period ended September 30, 2003 and $45 million for the nine-month period ended September 30, 2003. However, volume-related increases in special waste activity within our landfill line of business have consistently contributed to the overall increase in revenue during 2003. These special waste volume-related increases were primarily experienced in the southern and western portions of the United States.

f)	The increases in revenue associated with business acquisitions for the three and nine months ended September 30, 2003 have been primarily in our recycling and collection businesses. The most significant acquisition consummated during this period was associated with the formation of Recycle America Alliance, which resulted in our acquisition of the Peltz Group, the largest privately-held recycler in the United States, in January 2003.

g)	Revenue declines attributable to divestitures have been concentrated in the collection line of business where there has been a decrease in revenues of over $40 million associated with divestiture activity during the nine-month period ended September 30, 2003.

h)	Fluctuations in the relative value of the Canadian dollar favorably impacted revenues for both the three and nine months ended September 30, 2003.

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

      Operating costs and expenses increased $129 million, or 7.2%, for the three months ended September 30, 2003 as compared to the corresponding prior year period. As a percentage of operating revenues, operating costs and expenses increased 2.7 percentage points, to 64.5%, in the same year-over-year comparison. The increase in operating costs and expenses for the three months ended September 30, 2003 as compared to the previous year was due to:

•	Increased cost of goods sold of approximately $44 million, largely related to our acquisition of the Peltz Group in January 2003;

•	Increased disposal costs of approximately $26 million partially attributable to related special waste volume increases and disposal costs increases at third party facilities;

•	Salary and wage increases of approximately $16 million representing annual merit raises and increased overtime expenses, partially offset by headcount reductions;

•	Increased fuel costs of approximately $0.11 per gallon, or approximately $8 million, for the quarter;

•	Increased landfill and environmental costs of approximately $8 million due to increases in costs principally associated with accretion expense on landfill asset retirement obligations related to our adoption of SFAS No. 143 in 2003;

•	Increases in subcontractor costs of approximately $8 million due to the redirection of waste as a result of landfill constraints primarily in the eastern portion of the United States;

•	Increased risk management costs of approximately $5 million primarily as a result of increases in the average cost per claim; and

•	The effect of the strengthening Canadian dollar on foreign currency translation, which resulted in a $14 million increase in operating expenses in our Canadian operations.

      Increased costs from business acquisitions accounted for approximately $72 million of the increases discussed above.

      For the nine months ended September 30, 2003, operating costs and expenses were $512 million higher than the prior year period, representing an increase of 10.1%. As a percentage of operating revenue, operating costs and expenses were 65.1% for the nine months ended September 30, 2003, which is a 4.0 percentage point increase from the prior year period. Operating costs and expenses were also higher for the nine months ended September 30, 2003, as compared to the same period of the prior year, generally due to:

•	The Company’s reorganization of its operations in March 2002. During our 2003 planning processes we determined that certain employee costs and facility-related expenses were more appropriately classified as operating expenses after the adoption of the new organizational structure and have reclassified these costs beginning in the second quarter of 2002, as this was the first full accounting period that these organizational changes were effective. During the first quarter of 2003, approximately $50 million of such costs have been classified as operating expenses that would have been reported as selling, general and administrative costs prior to the reorganization;

•	Increased cost of goods sold of approximately $154 million, largely related to our acquisition of the Peltz Group in January 2003;

•	Increased disposal costs of approximately $81 million, which is partially attributable to related volume increases and disposal costs increases at third party facilities. The increase was also attributable to increased taxes of approximately $18 million on disposal of waste in Pennsylvania, although the majority of the tax increases have been passed on to our customers as price increases;

•	Salary and wage increases of approximately $39 million representing annual merit raises and increased overtime expenses, partially offset by headcount reductions;

•	An increase in fuel costs of approximately $42 million, an average of $0.24 per gallon;

•	Increased risk management expenses of approximately $19 million primarily as a result of increases in the average cost per claim;

•	Increased landfill and environmental costs of approximately $29 million due to (i) the increase in the inflation rate applicable to future costs of environmental remedial reserves from 2.0% to 2.5%, and (ii) increases in costs principally associated with accretion expense on landfill asset retirement obligations related to our adoption of SFAS No. 143 in 2003;

•	Increases in subcontractor costs of approximately $26 million due to the redirection of waste as a result of landfill constraints primarily in the eastern portion of the United States, increases in subcontracted transportation costs from an increase in special waste activity within our landfill line of business and increased use of subcontractors for our national accounts in areas where we do not provide services;

•	Increased maintenance costs of approximately $7 million, which is mostly from changes in the timing and scope of certain maintenance projects at our waste-to-energy facilities; and

•	The effect of strengthening of the Canadian dollar on foreign currency translation, which resulted in a $29 million increase in operating expenses for our Canadian operations.

      Business acquisitions accounted for approximately $187 million of the increases discussed above.

Selling, General and Administrative

      Our selling, general and administrative expenses include management salaries and benefits, clerical and administrative costs, marketing costs, professional services, provision for doubtful accounts, and administrative-related costs such as telecommunications, travel and insurance costs; these expenses also include costs related to our sales force and customer service.

      Selling, general and administrative expenses decreased $34 million, or 10.3%, for the three months ended September 30, 2003, as compared to the prior year period. As a percentage of operating revenues, our selling, general and administrative expenses decreased from 11.4% for the three months ended September 30, 2002 to 10.0% for the three months ended September 30, 2003. The decrease was primarily attributable to our February and June 2003 restructurings that allowed us to experience organizational efficiencies. In addition, this decrease occurred due to cost efficiencies obtained as a direct result from management’s focus on reducing spending related to professional fees, supplies, travel and entertainment, and other administrative costs. Further, $8 million of this decrease is a result of an increase to legal reserves in the corresponding prior year period.

      For the nine months ended September 30, 2003, selling, general and administrative expenses decreased by $113 million, or 10.9%, as compared to the prior year period. As a percentage of revenue, the decrease was 1.7 percentage points from 12.4% for the nine months ended September 30, 2002 to 10.7% for the nine months ended September 30, 2003. We experienced a decrease of approximately $50 million for the nine months ended September 30, 2003 when compared with the same period of the prior year as a result of the re-characterization of certain costs as discussed above in Operating Costs and Expenses. Those costs related principally to employee costs and facility-related expenses, including property taxes, utilities, and risk management expenses, that are reflected as operating costs since April 1, 2002. The decrease was also a result of our March 2002 reorganization and February and June 2003 restructuring, which allowed us to reduce expenses for salaries and other labor-related costs. In addition, this decrease was due to a reduction of nearly

$24 million in costs due to management’s focus on reducing spending related to professional fees, supplies, travel and entertainment, and other administrative costs. Further, the decrease was due to the 2002 adjustment to legal reserves as noted above and a 2003 favorable settlement of a legal dispute for $11 million.

Depreciation and Amortization

      Depreciation and amortization includes (i) amortization of intangible assets with a definite life on a straight-line basis over the definitive terms of the related agreements (generally from 3 to 7 years); (ii) depreciation of property and equipment on a straight-line basis from 3 to 50 years; (iii) amortization of landfill costs, including those incurred and all estimated future costs for closure and post-closure, on a units-of-consumption method as landfill airspace is consumed over the estimated remaining capacity of a site; and (iv) as a result of our adoption of SFAS No. 143, amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event.

      Depreciation and amortization expense increased by $14 million during the three months ended September 30, 2003 as compared to the corresponding prior year period and increased $34 million during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. These increases are primarily attributable to the accounting changes that resulted from our adoption of SFAS No. 143. Depreciation and amortization expense as a percentage of operating revenues was 10.9% for the third quarter of 2003 and 11.0% for the nine months ended September 30, 2003, and 10.7% for the third quarter of 2002 and 11.0% for the nine months ended September 30, 2002.

Restructuring

      In 2002, we reorganized the structure of the Company into market areas to align collection, transport, recycling and disposal resources. As part of the restructuring, we reduced the number of field layers of management and eliminated approximately 1,900 field-level administrative and operational positions. In the first quarter of 2002, we recorded $37 million of pre-tax charges for costs associated with the implementation of the new structure. An additional $1 million of related costs were recorded during the third quarter of 2002. These charges included $36 million for employee severance and benefit costs and $2 million related to abandoned operating lease agreements.

      In February 2003, we reduced the number of market areas that make up our geographic operating Groups to 66 from a total of 91 at December 31, 2002, and reduced certain overhead positions to further streamline our organization. Management believes that this structure results in a more effective utilization of resources and enables us to serve our customers more efficiently. In connection with these restructuring efforts, there was a workforce reduction of about 700 employees and 270 contract workers. In the first quarter of 2003, we recorded $20 million of pre-tax charges for costs associated with the implementation of the new structure, all of which was associated with employee severance and benefit costs. No material costs for this restructuring and workforce reduction were incurred in the third quarter of 2003.

      The operational efficiencies provided by these organizational changes and a focus on fully utilizing the capabilities of our information technology resources enabled us to further reduce our workforce in June 2003. This workforce reduction resulted in the elimination of 600 employee positions and 200 contract worker positions. In the second quarter of 2003, we recorded $23 million of pre-tax charges for employee severance and benefit costs associated with this workforce reduction. No material costs for this workforce reduction have been incurred in the third quarter of 2003.

Asset Impairments and Unusual Items

      During the three and nine months ended September 30, 2003, we recorded a net credit of $2 million and $9 million, respectively, to asset impairments and unusual items. The credit was primarily a result of gains recognized on divestitures of certain small operations that were offset, in part, by asset impairment charges.

      During the first quarter of 2002 we recorded a net credit of $6 million to asset impairments and unusual items primarily due to a reversal of a loss contract reserve and revisions of estimated losses on assets held-for-sale that were partially offset by asset impairment charges. During the third quarter of 2002, we recorded a net credit to asset impairments and unusual items of approximately $3 million primarily due to the reversal of a loss contract reserve that was originally recorded in asset impairments and unusual items.

Interest Expense

      Interest expense decreased by $8 million for the third quarter of 2003 as compared to the third quarter of 2002 and decreased $23 million for the nine months ended September 30, 2003, when compared to the corresponding prior year period. The decrease in interest expense is partially attributable to our increased utilization of tax-exempt financing, which has resulted in a decline in our weighted average interest rate. The remaining decrease in interest expense between 2003 and 2002 is attributable to the overall positive impact of our interest rate derivative transactions, including the amortization of the fair value adjustments to debt for the early termination of many interest rate swap agreements. Interest rate swap agreements reduced interest expense by $25 million and $72 million for the three and nine months ended September 30, 2003, respectively, and $21 million and $64 million for the three and nine months ended September 30, 2002, respectively.

Provision for Income Taxes

      We recorded a provision for income taxes of $119 million and $293 million for the three and nine months ended September 30, 2003, respectively, and $121 million and $339 million for the corresponding periods in 2002. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2003 and September 30, 2002 is primarily due to state and local income taxes, offset in part by non-conventional fuel tax credits. Our effective tax rate is higher in 2003 compared to 2002 due to a portion of our non-conventional fuel tax credits expiring in 2002. In addition, the 2002 effective tax rate reflected the benefit of a previously unbenefitted capital loss. We continue to evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.

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

Income From Operations by Reportable Segment

      We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Canadian, Wheelabrator and Recycling Groups. These groups, when combined with certain other operations, comprise our North American Solid Waste, or NASW, operations. The operations not managed through our seven operating Groups are presented herein as “Other NASW.”

      As discussed in Note 9 to the condensed consolidated financial statements, our restructuring and workforce reductions have impacted the operating results of our reportable segments in both 2002 and 2003. The following table summarizes income from operations by reportable segment for the three and nine months ended September 30, 2003 and September 30, 2002 and provides explanations of other significant factors contributing to the identified variances (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003	2002	Change		2003	2002	Change

Canadian	$19	$16	$3		$43	$46	$(3)
Eastern	102	134	(32	)(a)	251	373	(122	)(a)
Midwest	93	99	(6)		235	265	(30	)(b)
Southern	152	138	14	(c)	433	425	8
Western	96	100	(4)		263	271	(8)
Wheelabrator	60	73	(13	)(d)	173	173	—
Recycling	(1)	5	(6)		(2)	—	(2)
Other NASW	(7)	(7)	—		(13)	(19)	6

Total NASW	$514	$558	$(44)		$1,383	$1,534	$(151)

a)	Lower collection and landfill volumes and increased operating costs, including higher disposal costs, largely due to disposal constraints in the northeastern portion of the United States, landfill operating costs and repairs and maintenance are the primary drivers of the Eastern Group’s lower operating income throughout 2003. The Eastern Group’s results of operations on a year-to-date basis were also significantly impacted by harsh winter weather experienced during the first quarter of 2003.

b)	Harsh winter weather conditions in the first quarter of 2003, higher disposal costs and lower base business pricing and volumes negatively affected the Midwest Group’s results of operations during the nine months ended September 30, 2003 when compared to the corresponding prior year period.

c)	Lower administrative and operating expenses, including significant declines in labor and repair and maintenance costs, positively affected the Southern Group’s results of operations for the three months ended September 30, 2003. These expense reductions are primarily attributable to the February and June reductions in workforce and the execution of management initiatives to reduce costs.

d)	Income from operations during the three month period ended September 30, 2003 for the Wheelabrator Group was significantly impacted by current quarter declines in volume-related revenues and fluctuations in the scope and timing of repair and maintenance costs and expenses.

Liquidity and Capital Resources

      The following is a summary of our cash balances and cash flows for the nine months ended September 30, 2003 and 2002 (in millions):

	Nine Months Ended
	September 30,

	2003	2002

Cash and cash equivalents at the end of the period	$523	$656

Cash provided by operating activities	$1,286	$1,527

Cash used in investing activities	$(762)	$(783)

Cash used in financing activities	$(266)	$(819)

      We generated cash flows from operations of approximately $1.3 billion for the nine months ended September 30, 2003, which includes approximately $109 million received for the fair value of interest rate swap agreements terminated prior to their scheduled maturities. Also included as a component of cash flows from operations is a year-to-date net cash outflow of approximately $259 million associated with the final settlement of our securities class action lawsuit, which occurred during the third quarter of 2003. Settlement related activity impacting our operating cash flows during the nine-month period ended September 30, 2003 includes: (i) a final cash settlement payment of approximately $377 million for the judgment provided by the settlement agreement plus accrued interest; (ii) utilization of insurance proceeds of approximately $87 million to settle the remaining $457 million judgment; (iii) second and third quarter tax benefit of approximately $66 million and $36 million, respectively, and (iv) related net settlement recoveries of approximately $16 million. The final settlement will also impact fourth quarter operating cash flows by approximately $35 million for additional reductions in our estimated tax obligations as a result of the settlement. After considering the anticipated fourth quarter tax benefit, our total net cash outflow for 2003 related to our securities class action lawsuit is expected to be approximately $225 million.

      During the nine months ended September 30, 2003 we used $762 million for investing activities, consisting of $798 million for capital expenditures and $244 million for the acquisition of businesses, net of cash acquired, which were offset by net receipts of $217 million from restricted funds and proceeds from divestitures of businesses, net of cash divested, and other asset sales and other items of $63 million. Additionally, we used $266 million for financing activities, which consisted primarily of the repurchase of shares of our common stock for $264 million.

      We generated cash flows from operations of $1.5 billion for the nine months ended September 30, 2002. During that period, we spent $783 million for investing activities, including capital expenditures of $914 million and acquisitions of businesses, net of cash acquired, of $125 million, which were offset by net receipts of $171 million from restricted funds and proceeds from sales of assets and cash generated from other investing activities of $85 million. In addition, we used $819 million for financing activities, which included $561 million spent for our stock buy back program, $283 million of net debt repayments, partially offset by $25 million from exercises of common stock options and warrants.

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

      In addition to our working capital needs for ongoing operations, we have capital requirements for (i) capital expenditures for construction and expansion of landfill sites, as well as new trucks and equipment for collection and other operations, (ii) refurbishments and improvements at waste-to-energy facilities and (iii) business acquisitions. We currently expect to spend approximately $400 million for capital expenditures during the final quarter of 2003.

      In February 2002 we announced that our Board of Directors had approved a stock repurchase program for up to $1 billion in annual repurchases for each year through 2004, to be implemented at management’s discretion. We expect to utilize cash flows from operations for purchases that will be made in open market or privately negotiated transactions.

      Although our Board of Directors has approved up to $1 billion of annual common stock purchases, we expect our 2003 repurchases to be between $500 million and $600 million. The following is a summary of 2003 activity for our stock repurchase program (in millions, except shares in thousands and price per share in dollars).

	Agreement		Common Stock		Total	Settlement		Net
					Purchase	(Received)/		Common Stock
Transaction Type	Initiating Date	Settlement Date	Shares	Price per Share	Price	Paid		Repurchases

Private Accelerated Purchase(a)	December 2002	February 2003	1,731	$24.52	$42	$(3	)(b)	$39
Private Accelerated Purchase(a)	March 2003	May 2003	2,400	$20.00	$48	$3	(c)	$51
Open Market Purchases(d)	N/A	N/A	9,023	$19.70 - $26.89	$228	N/A		$228

a)	We accounted for the initial payments as a purchase of treasury stock and classified the future settlements with the counterparty as an equity instrument because we have the option under these agreements to settle our obligations, if any, in shares of our common stock.

b)	The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $3 million less than the approximately $42 million we initially paid. Pursuant to the agreement, the counterparty paid us the difference of approximately $3 million at the end of the valuation period to settle the agreement.

c)	The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $3 million more than the approximately $48 million we initially paid. Pursuant to the agreement, we paid the counterparty the difference of approximately $3 million at the end of the valuation period to settle the agreement.

d)	We engaged in open market purchases during the first and third quarters of 2003 when trading was allowed pursuant to law and our insider trading policy. We did not engage in open market purchases during the second quarter of 2003.

     In August 2003, we announced that the Board of Directors approved a quarterly dividend program beginning in 2004. It is expected that the dividend will be $0.1875 per share per quarter, or $0.75 per share annually, and we expect to announce the record and payment dates of the first quarter dividend in January 2004, which will be payable in March 2004.

      Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. However, we also have bank borrowings available to meet our capital needs and contractual obligations and, when appropriate, will obtain financing by issuing debt or common stock.

      As of September 30, 2003, we had a three-year, $650 million syndicated revolving credit facility and a five-year, $1.75 billion syndicated revolving credit facility. The three-year revolver matures in June 2005 and the five-year revolver matures in June 2006. At September 30, 2003, no borrowings were outstanding under our revolving credit facilities and we had unused and available credit capacity under these facilities of approximately $589 million. The unused and available capacity under the facilities was approximately $770 million at December 31, 2002.

      As part of our operations, and in connection with issuances of tax-exempt bonds, we use letters of credit to support our bonding and funding needs. In order to increase our letter of credit availability, on June 30, 2003 we entered into a five-year, $15 million letter of credit and term loan agreement, a seven-year, $175 million letter of credit and term loan agreement, and a ten-year, $105 million letter of credit and term loan agreement, which expire in June 2008, 2010, and 2013, respectively (collectively, the “LC and term loan agreements”). As of September 30, 2003, letters of credit were issued and outstanding for $285 million of credit capacity under these agreements.

      We have increased our utilization of tax-exempt financing and plan to continue this trend due to the attractive rates offered for these instruments. As such, we continue to assess our financial assurance and letter of credit requirements and expect that we will arrange additional long-term letter of credit and/or surety bond capacity in advance of our business requirements.

      As of September 30, 2003, we had letters of credit in the aggregate amount of approximately $2.2 billion (of which approximately $1.8 billion are issued under the revolving credit facilities, $285 million are issued under the LC and term loan agreements and the remainder are issued under other various lines of credit). These letters of credit generally have terms allowing for automatic renewal after one year. In the event of an unreimbursed draw on a letter of credit, we have the ability to convert that amount into a term loan for the remaining term under its respective agreement or facility.

      As of September 30, 2003, we are required to maintain the following financial covenants under our revolving credit facilities: (i) an interest coverage ratio; (ii) total debt to EBITDA ratio; and (iii) minimum net worth, all as defined in the credit facilities solely for the purpose of determining compliance with the covenants. The interest coverage ratio requires that at the end of any fiscal quarter we will not permit the ratio of (A) our consolidated net income plus interest expense and income taxes (“EBIT”) for the four fiscal quarters then ending to (B) consolidated total interest expense for such period, to be less than 3 to 1. The total debt to EBITDA covenant requires that at the end of any fiscal quarter, we will not permit the ratio of (A) all indebtedness and certain contingent liabilities such as financial guarantees to (B) EBIT plus depreciation and amortization expense (“EBITDA”) for the four fiscal quarters then ending to exceed 3.25 to 1. Our minimum net worth covenant restricts us from allowing the sum of stockholders’ equity to be less than $3.5 billion plus 75% of our cumulative consolidated net income for each fiscal quarter, beginning with the first fiscal quarter ended March 31, 2001. The credit facilities requiring compliance with these financial covenants state that the calculations must be based on generally accepted accounting principles promulgated by the FASB and applied by us during the latest fiscal year before the date of the facilities, or December 31, 2000 and 2001. Therefore, our adoption or implementation of accounting pronouncements or interpretations effective on or after January 1, 2002 do not impact the calculation of the financial covenants defined above. We are in compliance with all covenants under our revolving credit facilities and all other debt instruments.

      Additionally, we have issued industrial revenue bonds primarily for the construction of various facilities. Proceeds from these financing arrangements are directly deposited into trust funds and we do not have the ability to utilize the funds in regular operating activities. Accordingly, we report these amounts as an investing activity when the cash is released from the trust funds and a financing activity when the industrial revenue bonds are repaid. At September 30, 2003, approximately $455 million of funds were held in trust to meet future capital expenditures at various facilities. These fund balances are included as other long-term assets in the accompanying condensed consolidated balance sheets.

      As of September 30, 2003, we have $434 million of 6.375% senior notes due December 1, 2003, $150 million of 8.0% senior notes due April 30, 2004 and $200 million of 6.5% senior notes due May 15, 2004. Additionally, we have $177 million of fixed rate tax-exempt bonds subject to repricing within the next twelve months which is prior to their scheduled maturity. If the reoffering of the bonds is unsuccessful, then the bonds can be put to us. These bonds are not backed by letters of credit that would serve to guarantee repayment in the event of a failed offering. Of this $961 million in current obligations, we classified $510 million as long-term at September 30, 2003. The classification of these obligations as long-term was based upon our current and forecasted available capacity under our two long-term revolving credit facilities and our intent to refinance the borrowings with other long-term financings. In the event other sources of long-term financing are not available, we intend to use our revolving credit facilities. We also intend to refinance or successfully reoffer the remaining $451 million of short-term debt in the near future; however, because we do not currently have the available capacity under our existing facilities, this amount remains classified as current.

      We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt, which was approximately 65% fixed and 35% floating at September 30, 2003. In addition, we periodically enter into derivative transactions to secure the then-current market interest rate in anticipation of senior debt issuances.

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

      Were the Company to recognize compensation expense based on the fair value of stock options granted, as provided for under SFAS No. 123, Accounting for Stock Based Compensation, we would have recognized compensation expense of $17 million, net of tax benefit, or $0.03 per diluted share, for the three months ended September 30, 2003, and $23 million, net of tax benefit, or $0.04 per diluted share, for the three months ended September 30, 2002. The compensation expense for the nine month periods ended September 30, 2003 and September 30, 2002 would have been $50 million, net of tax benefit, or $0.08 per diluted share, and $63 million, net of tax benefit, or $0.10 per diluted share, respectively.

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

New Accounting Pronouncement

FIN 46 — Consolidation of Variable Interest Entities

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and is effective for all other variable interests beginning December 31, 2003.

      Application of FIN 46 to financial interests created or modified after January 31, 2003 -

Financial Interest in Surety Bonding Company — During the third quarter of 2003, we issued a $25.6 million letter of credit to support the debt of a surety bonding company established by an unrelated third party to issue surety bonds to the waste industry and extractive industries. The letter of credit serves to guarantee the surety bonding company’s obligations associated with its debt and represents our exposure to loss associated with our financial interest in the entity. We have determined that we are the primary beneficiary of this entity, which results in the consolidation of its assets, liabilities and results of operations into our financial statements. Approximately $15 million of cash and cash equivalents, $6 million of other current assets, $5 million of other intangible assets and $26 million of long-term debt have been included in our condensed consolidated balance sheet as of September 30, 2003 as a result of the application of FIN 46 to this variable interest entity. Although we are the primary beneficiary of this variable interest entity, the creditors of the entity do not have recourse against our general credit and our losses are limited to our exposure under the guarantee. Consolidation of this entity did not materially impact our results of operations during the three months ended September 30, 2003 nor do we anticipate that it will materially impact our results of operations in the foreseeable future. See Note 8 for additional discussion related to our financial assurance activities.

      Application of FIN 46 to financial interests created on or before January 31, 2003 -

      On October 9, 2003, the FASB issued staff position FIN 46-6 and deferred the application of FIN 46 to variable interest entities existing prior to February 1, 2003. As a result, we decided to postpone the Company’s implementation of FIN 46 for such existing variable interests. The following variable interest entities have been identified as a result of our implementation processes and will be consolidated, as appropriate, beginning December 31, 2003.

Waste-to-Energy LLCs — On June 30, 2000, two limited liability companies (“LLCs”) were established to purchase interests in existing leverage lease financings at three waste-to-energy facilities that we operate under an agreement with the owner. John Hancock Life Insurance Company (“Hancock”) has a 99.5% ownership interest in one of the LLCs (“LLC I”), and the second LLC (“LLC II”) is 99.75% collectively owned by LLC I and the CIT Group (“CIT”). We own the remaining equity interest in each LLC. Hancock and CIT made an initial investment of approximately $167 million in the LLCs. The LLCs used these proceeds to purchase the three waste-to-energy facilities that we operate and assumed the seller’s indebtedness related to these facilities. Under the LLC agreements, the LLCs shall be dissolved upon the occurrence of any of the following events: (i) a written decision of all the members of the LLCs to dissolve, (ii) December 31, 2063, (iii) the entry of a decree of judicial dissolution under the Delaware Limited Liability Company Act, or (iv) the LLCs ceasing to own any interest in these waste-to-energy facilities.

Income, losses and cash flows are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, the earnings of LLC I will be allocated 20% to Hancock and 80% to us and the earnings of LLC II will be allocated 20% to Hancock and CIT and 80% to us. We do not expect Hancock and CIT to achieve the targeted returns in 2003 or at any time during the initial base term of the lease. We are required under certain circumstances to make capital contributions to the LLCs in the amount of the difference between the stipulated loss amounts and terminated values under the LLC agreements to the extent they are different from the underlying lease agreements. We believe that the likelihood of the occurrence of these circumstances is remote.

We currently account for the underlying leases of the waste-to-energy facilities as operating leases and account for our investment in the LLCs under the equity method of accounting. For the nine month period ended September 30, 2003, we have made aggregate lease payments of approximately $26 million. Under the LLC agreements, if we exercise certain renewal options under the leases, we will be required to make capital contributions to the LLCs for the difference between fair market rents and the scheduled renewal rents, if any. As of September 30, 2003, the remaining aggregate lease commitments related to these waste facilities was $500 million, which includes $158 million in required capital contributions to the LLC for the amount of the difference between the bargain rents associated with the renewal options and fair value rental payments.

We have determined that we are the primary beneficiary of these variable interest entities and will consolidate the LLCs as of December 31, 2003 unless the FASB issues further changes to FIN 46 that indicate otherwise. The assets of the LLCs consist primarily of the waste-to-energy facilities, which have a carrying value of approximately $404 million at September 30, 2003. The facilities serve as collateral for the LLCs’ long-term borrowings, of which approximately $201 million remains outstanding at September 30, 2003.

Consolidation of the LLCs is expected to impact the presentation of certain activity within our statement of operations beginning in the first quarter of 2004.

Closure, Post-Closure and Remedial Trust Funds — At several of our landfills and remedial sites we provide financial assurance by depositing cash, or directing others to deposit cash, into trust funds that are legally restricted for purposes of settling closure, post-closure or remedial obligations. These funds are generally invested in cash or cash-equivalent instruments and marketable debt and equity securities. See Note 2 for additional disclosure associated with these financial assurance instruments. Variability in the fair value of trust assets is generally for the benefit or detriment of the Company as the accounts have been established to meet its statutory financial assurance requirements and future financial obligations. Our exposure to loss associated with these entities is therefore a function of the ability of the funds to meet our statutory requirements and closure, post-closure and remedial obligations as they come due. As the trust funds are generally invested in high quality, low risk financial instruments and are expected to continue to meet the statutory requirements for which they were established, the Company does not believe that there is any material exposure to loss associated with the trusts. The fair value of these trust funds was approximately $204 million at September 30, 2003. Of this amount, approximately $184 million is currently recorded in our condensed consolidated balance sheet primarily as a component of other long-term assets. The remaining $20 million will be consolidated as of December 31, 2003 unless the FASB issues further changes to FIN 46 that indicate otherwise.

Financial Interests in Operating and Capital Leases — The Company has certain lease agreements that contain fixed price purchase options. The option prices are generally intended to approximate the fair value of the properties at the termination of the lease term and in no way represent a guarantee of the assets’ residual value.

For certain of these lease agreements, we are unable to determine whether our financial interests associated with the lease agreements are with variable interest entities as the lessors are unrelated third parties from whom we have been unable to obtain the financial information required to make such a determination. However, our required financial interest associated with these entities is limited to our obligation to make future minimum rent payments and we do not believe that our financial interest in these entities is significant.

For those interests where we were able to completely assess the nature of our financial interest, we have determined that we are not the primary beneficiary of the leasing entities. The leasing entities are single asset entities owned and managed by financing organizations. The entities were established to own and lease waste-to-energy facilities operated by our Wheelabrator group. In addition to the fixed price purchase options contained in these lease agreements, the lease terms include termination value requirements that expose us to potential variability in an event of default. We believe that the likelihood of an event of default is remote and that our exposure to loss associated with these lease agreements is limited to our obligation to make future minimum rent payments.

      We are unaware of any other financial interests that should be considered for purposes of applying FIN 46, but will continue to assess our existing financial interests through the fourth quarter of 2003.

ITEM 4.     Controls and Procedures.

Disclosure Controls and Procedures

      We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls

      In July 2003, we effected our scheduled upgrade of certain of our financial technology systems from PeopleSoft 7.5 client server based software to PeopleSoft 8.4 web-based software. We do not believe the upgrade has caused any significant deficiencies or material weaknesses in our internal controls over financial reporting.

PART II.

Item 1.	Legal Proceedings.

      Information regarding our legal proceedings can be found under the “Litigation” section of Note 8, Commitments and Contingencies, to the condensed consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

      None.

Item 5.	Other Information.

      None.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits:

Exhibit
Number		Description

12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of A. Maurice Myers, President and Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Executive Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. § 1350 of A. Maurice Myers, President and Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. § 1350 of David P. Steiner, Executive Vice President and Chief Financial Officer.

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

Robert G. Simpson
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: October 31, 2003

INDEX TO EXHIBITS

Exhibit
Number		Description

12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of A. Maurice Myers, President and Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Executive Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of A. Maurice Myers, President and Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Executive Vice President and Chief Financial Officer.