Form 10-K
period 2003-12-31
WASTE MANAGEMENT INC
filed 2004-02-20
CIK 823768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12154

Waste Management, Inc.

(Exact name of registrant as specified in its charter)

Delaware	73-1309529
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

1001 Fannin Street, Suite 4000 Houston, Texas (Address of principal executive offices)	77002 (Zip code)

Registrant’s telephone number, including area code: (713) 512-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

5.75% Convertible Subordinated Notes due 2005

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2003, was approximately $14.1 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

      The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 12, 2004 was 576,872,627 (excluding treasury shares of 53,409,834).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to

Proxy Statement for the 2004 Annual Meeting of Stockholders	Part III

PART I

Item 1.     Business.

General

      The financial statements in this report represent the consolidation of Waste Management, Inc., a Delaware corporation, its majority-owned subsidiaries and entities required to be consolidated pursuant to the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Waste Management, Inc. is a holding company that conducts all of its operations through its subsidiaries. The terms “the Company,” “we,” “us” or “our” refer to Waste Management, Inc. and its consolidated subsidiaries.

      We are the leading provider of integrated waste services in North America. Through our subsidiaries we provide collection, transfer, recycling and resource recovery, and disposal services. We are also a leading developer, operator and owner of waste-to-energy facilities in the United States. Our customers include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities and governmental entities. During 2003, none of our customers accounted for more than 1% of our operating revenue. We employed approximately 51,700 people as of December 31, 2003.

      Our parent company was incorporated in Oklahoma in 1987 under the name “USA Waste Services, Inc.” and was reincorporated as a Delaware company in 1995. In a 1998 merger, Waste Management, Inc. became a 100% owned subsidiary and changed its name to Waste Management Holdings, Inc. At the same time, our parent company changed its name to Waste Management, Inc. Our principal executive offices are located at 1001 Fannin Street, Suite 4000, Houston, Texas 77002. Our telephone number at that address is (713) 512-6200. Our website address is http://www.wm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are all available, free of charge, on our website as soon as practicable after we file the reports with the SEC. Our stock is traded on the New York Stock Exchange under the symbol “WMI.”

Strategy

      Our goals are operational excellence and financial strength, which we seek by concentrating on (i) providing excellent customer service, (ii) lowering costs, (iii) increasing cash flow and (iv) maintaining our credit ratings at investment grade. We focus and continue to make progress on the following key initiatives:

•	Asset Utilization — Implementing and updating integrated local business strategies for our operations, including collection, disposal (including waste-to-energy plants), and transfer, to achieve benefits of integrated operations and to improve our overall utilization of our asset base;

•	Service Excellence — Designing and implementing new ways to better meet our customers’ requirements;

•	Economies of Scale and Cost Efficiencies — Continuing to implement a procurement and sourcing process that leverages our size and total purchasing ability to realize savings through consolidation and reduction of the number of suppliers;

•	Price/ Revenue Management — Improving our pricing analysis capabilities, and developing and implementing new revenue management systems;

•	Sales Force Effectiveness — Providing tools, leadership and incentives throughout our organization designed to enable and encourage our sales force to improve its effectiveness and increase revenue; and

•	Shareholder Value — Enhancing shareholder value through share repurchases, increased cash dividends, emphasizing earnings and cash flow growth, and maintaining a strong, liquid and flexible financial condition. We strive to maintain close relationships with shareholders, banks, bondholders, credit rating agencies, surety companies and regulators to ensure adequate access to a variety of capital markets and funding sources.

Operations

General

      We manage and evaluate our operations through seven operating Groups, five of which are organized by geographic area and the other two of which are organized by function. The geographic Groups include our Eastern, Midwest, Southern, Western and Canadian Groups, and our two functional Groups are the Recycling and Wheelabrator Groups. In 2002, we reorganized our operations to form market areas within the geographic Groups that are responsible for the sales, marketing and delivery of our services. We believe that this structure, which resulted in the elimination of one layer of field operations and two layers of administrative and support staff, better aligns our collection, transport, recycling and disposal resources. Additionally, we believe that the geographic structure results in a better use of our resources and more efficient service to our customers. We manage and evaluate our business through the seven Groups, which represent our reportable segments.

      These reportable segments, when combined with certain other operations not managed through any of the seven Groups, comprise our North American Solid Waste, or NASW, operations. NASW, our core business, provides integrated waste management services consisting of collection, disposal (solid and hazardous waste landfills), transfer, waste-to-energy facilities and independent power production plants that are managed by Wheelabrator, and recycling and other miscellaneous services to commercial, industrial, municipal and residential customers throughout the United States, Puerto Rico and Canada. The operations not managed through our seven Groups, which include methane gas recovery, rentals, in-plant services and other miscellaneous services, are presented in this report as “Other NASW.”

      Until December 31, 2001 our operations included waste management operations in Mexico and certain countries outside of North America and until March 31, 2002 included non-solid waste operations. These divested operations are presented in this report as “Other.” Although we no longer hold any revenue generating assets related to the Other operations, we continue to incur minimal administrative expenses in connection with these divested operations.

      The table below shows the total revenues (in millions) contributed annually by each of our reportable segments in the three-year period ended December 31, 2003. The 2002 and 2001 information has been restated to conform to the current year presentation, which includes our newly formed Recycling Group. More information about our results of operations by reportable segment is included in Note 20 to the consolidated financial statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

	Years Ended December 31,

	2003	2002	2001

Canadian	$573	$524	$530
Eastern	3,825	3,745	3,734
Midwest	2,213	2,223	2,269
Southern	3,027	2,979	2,971
Western	2,507	2,468	2,531
Wheelabrator	819	789	802
Recycling	567	314	242
Other NASW	200	91	77
Intercompany	(2,157)	(1,999)	(1,994)

Total NASW	11,574	11,134	11,162
Other	—	8	160

Net operating revenues	$11,574	$11,142	$11,322

NASW

      The services provided by our NASW segments include collection, landfill (solid and hazardous waste landfills), transfer, Wheelabrator (waste-to-energy facilities and independent power production plants), and recycling and other services, as described below. The following table shows revenues (in millions) contributed by these services for each of the three years indicated.

	Years Ended December 31,

	2003	2002	2001

Collection	$7,791	$7,598	$7,584
Landfill	2,657	2,660	2,743
Transfer	1,570	1,451	1,435
Wheelabrator	819	789	802
Recycling and other	894	635	592
Intercompany	(2,157)	(1,999)	(1,994)

Total NASW	$11,574	$11,134	$11,162

      Collection. Our commitment to customers begins with a vast waste collection network. Collection involves picking up and transporting waste from where it was generated to a transfer station or disposal site. We generally provide collection services under two types of arrangements:

•	For commercial and industrial collection services, generally we have a one to three-year service agreement. The fees under the agreements are influenced by factors such as collection frequency, type of collection equipment furnished by us, type and volume or weight of the waste collected, distance to the disposal facility, labor costs, cost of disposal and general market factors. As part of the service, we provide steel containers to most of our customers to store their solid waste between pick-up dates. Containers vary in size and type according to the needs of our customers or restrictions of their communities and are designed so that they can be lifted mechanically and either emptied into a truck’s compaction hopper or directly into a disposal site. By using these containers, we can service most of our commercial and industrial customers with trucks operated by only one employee.

•	For most residential collection services, we have a contract with, or a franchise granted by, a municipality or regional authority that gives us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for one to five years, but can sometimes be longer. We also provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service.

      Landfill. Landfills are the main depository for solid waste in North America and we have the largest network of landfills in North America. Solid waste landfills are built and operated on land with geological and hydrological properties that limit the possibility of water pollution, and are operated under prescribed procedures. A landfill must be maintained to meet federal, state or provincial and local regulations. The operation and closure of a solid waste landfill includes excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other inert material and constructing final capping of the landfill. These operations are carefully planned to maintain sanitary conditions, to maximize the use of the airspace and to prepare the site so it can ultimately be used for other purposes.

      All solid waste management companies must have access to a disposal facility, such as a solid waste landfill. We believe it is usually preferable for our collection operations to use disposal facilities that we own or operate, which we refer to as internalization, rather than using third party disposal facilities. Internalization generally allows us to realize higher consolidated margins and stronger operating cash flows. The fees charged at disposal facilities, which are referred to as tipping fees, are based on market factors and the type and weight or volume of solid waste deposited.

      We also operate secure hazardous waste landfills in the United States. Under federal environmental laws, all hazardous waste landfills must be permitted by the federal government. All of our hazardous waste landfills have obtained the required permits although some can accept only certain types of hazardous waste. These landfills must also comply with specialized operating standards. Only hazardous waste in a stable, solid form, which meets regulatory requirements, can be deposited in our secure disposal cells. In some cases, hazardous waste can be treated before disposal. Generally, these treatments involve the separation or removal of solid materials from liquids and chemical treatments that transform wastes into inert materials that are no longer hazardous. Our hazardous waste landfills are sited, constructed and operated in a manner designed to provide long-term containment of waste. We also operate a hazardous waste facility at which we isolate treated hazardous wastes in liquid form by injection into deep wells that have been drilled in rock formations far below the base of fresh water to a point that is separated by other substantial geological confining layers.

      We owned or operated 284 solid waste and five hazardous waste landfills at December 31, 2003 compared with 288 solid waste landfills and five hazardous waste landfills at December 31, 2002. The landfills that we operate but do not own are generally operated under a lease agreement or an operating contract. The differences between the two arrangements usually relate to the owner of the landfill operating permit. Generally, with a lease agreement, the permit is in our name and we operate the landfill for its entire life and make payments to the lessor, who is generally a private landowner, based either on a percentage of revenue or a rate per ton of waste received. We are generally responsible for closure and post-closure requirements under our lease agreements. For operating contracts, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. The property owner is generally responsible for closure and post-closure obligations under our operating contracts.

      Based on remaining permitted capacity as of December 31, 2003 and projected annual disposal volumes, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 26 years. Many of our landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining an expansion. We are currently seeking expansion permits at 84 of our landfills for which we consider expansions to be probable. Although no assurances can be made that all future expansions will be permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 36 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume. At December 31, 2003 and 2002, the expected remaining capacity in cubic yards and tonnage of waste that can be accepted at our owned or operated landfills is shown below (in millions):

	December 31, 2003			December 31, 2002

		Probable			Probable
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity

Remaining cubic yards	3,928	1,535	5,463	3,471	1,644	5,115
Remaining tonnage	3,368	1,297	4,665	2,857	1,385	4,242

      The following table reflects landfill capacity and airspace changes, as measured in tons of waste, for landfills owned or operated by us during the years ended December 31, 2003 and 2002 (in millions):

	December 31, 2003			December 31, 2002

		Probable			Probable
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity

Balance, beginning of year	2,857	1,385	4,242	2,748	1,420	4,168
Acquisitions, divestitures, newly permitted landfills and closures(a)	70	—	70	24	—	24
New expansions pursued	—	305	305	—	91	91
Expansion permits granted	422	(422)	—	163	(163)	—
Airspace consumed	(117)	—	(117)	(116)	—	(116)
Changes in engineering estimates(b)	136	29	165	38	37	75

Balance, end of year	3,368	1,297	4,665	2,857	1,385	4,242

(a)	Amount provided for 2003 includes changes in the landfill capacity related to three newly permitted landfill sites and the divestiture of one landfill operated under contract.

(b)	Changes in engineering estimates result in either changes to the available remaining landfill capacity in terms of volume or changes in the utilization of such landfill capacity, affecting the number of tons that can be placed in the future. The majority of the increase in capacity during 2003 resulting from changes in engineering estimates is due to an increase in the estimated tons per cubic yard that can be placed in our remaining landfill airspace. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques, historical data and improvements in landfill operational procedures. We continually focus on improving the utilization of airspace through efforts that include recirculating landfill leachate where allowed by permit, optimizing the placement of daily cover materials and increasing initial compaction through improved landfill equipment, operations and training. Additionally, future airspace utilization may be affected by changes in the types of waste materials received at our landfills.

     The estimated operating lives, based on remaining permitted and probable expansion capacity and projected annual disposal volume (in years) as of December 31, 2003, is as follows:

	0 to 5	6 to 10	11 to 20	21 to 40	41+	Total

Owned/operated through lease	23	21	47	72	84	247
Operating contracts	16	3	7	9	7	42

Total landfills	39	24	54	81	91	289

      The volume of waste, as measured in tons, that we received in 2003 and 2002 at all of our landfills is shown below (tons in thousands):

	2003			2002

	# of	Total	Tons	# of	Total	Tons
	Sites	Tons	Per Day	Sites	Tons	Per Day

Solid waste landfills	284 (a)	115,706	425	288	113,795	418
Hazardous waste landfills	5	1,771	7	5	1,112	4

	289	117,477	432	293	114,907	422

Solid waste landfills closed during related year	3	191		11	2,286

	292	117,668 (b)		304	117,193 (c)

(a)	We closed three landfills in 2003; successfully permitted three new landfills; and had a net decrease in operating contracts of four, including one that was divested. We also had one landfill previously operated under contract that has been reclassified as owned.

(b)	This amount includes approximately 1.1 million tons that were received at our landfills but were used for beneficial purposes, generally redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

(c)	This amount includes approximately 1.2 million tons that were received at our landfills but were used for beneficial purposes, generally redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

     When a landfill we own or operate (i) reaches its permitted waste capacity, (ii) is permanently capped and (iii) receives certification of closure from the applicable regulatory agency, management of the site, including any remediation activities, is generally transferred to our closed sites management group. At December 31, 2003, we manage 173 closed landfills, most of which are managed by our closed sites management group.

      Transfer. Transfer stations are located near residential and commercial collection routes where collection trucks take the solid waste that has been collected. The solid waste is then consolidated and transported by transfer trucks or by rail to disposal sites. Fees at transfer stations are usually based on the type and volume or weight of the waste transferred, the distance to the disposal site and general market factors. At December 31, 2003, we owned or operated 366 transfer stations in North America. There are two main reasons for using transfer stations:

•	Transfer stations reduce the cost of transporting waste to disposal sites because transfer trucks, railcars or rail containers have larger capacities than collection trucks, allowing us to deliver more waste to the disposal facility in each trip. Waste is also often compacted at transfer stations, which in addition to the consolidation of the waste, increases the efficiency of our collection personnel and equipment because they are able to focus on collection activities rather than making trips to the disposal sites.

•	Transfer stations improve internalization by allowing us to retain fees that we would otherwise pay to third parties to dispose of waste we collect. A greater percentage of the waste we collect can be disposed of at one of our own disposal sites because the waste coming into one of our transfer stations will usually be taken to one of our own disposal facilities. Additionally, more waste is internalized because the transfer vehicles can transport waste longer distances to one of our disposal facilities.

      The transfer stations that we operate but do not own are generally operated through lease agreements under which we lease property from third parties. There are some instances where transfer stations are operated under contract, generally for municipalities. In most cases we own the permits and will be responsible for all of the regulatory requirements in accordance with the lease and operating agreement terms.

      Wheelabrator. Through Wheelabrator, we own or operate 17 waste-to-energy facilities that accept solid waste for disposal. Fees at our waste-to-energy facilities are influenced by the market rates for electricity, type and volume of waste received and other general market factors. Our waste-to-energy facilities are capable of processing up to 24,250 tons of solid waste each day. In 2003, our waste-to-energy facilities received approximately 7.7 million total tons, or approximately 21,200 tons per day, compared to approximately 7.5 million total tons, or approximately 20,700 tons per day, in 2002. The solid waste is burned at high temperatures in specially designed boilers at these facilities, producing heat that is converted into high-pressure steam. We use that steam to generate electricity for sale to electric utilities under long-term contracts. Our waste-to-energy facilities can generate up to an aggregate of 690 megawatts (“mW”) of renewable electricity per hour.

      Our Wheelabrator operations also include six independent power production plants that convert various waste and conventional fuels into electricity and steam. Fees at our independent power production plants are influenced by the market rates for electricity and steam, type and volume of waste received and other general market factors. The plants burn wood waste, anthracite coal waste (culm), tires, landfill gas and natural gas. These facilities are integral to the solid waste industry, disposing of urban wood, waste tires, railroad ties and utility poles. Our anthracite culm facility in Pennsylvania processes the waste materials left over from coal mining operations from over half a century ago. Ash remaining after burning the culm piles at the facility is used to reclaim the land damaged by decades of coal mining. In addition to electricity production, the plants also produce steam, which is sold to industrial and commercial users. The plants can produce a total of 246 mW of electricity per hour.

      Recycling. Our Recycling Group is comprised of Recycle America Alliance, L.L.C. (“RAA”). RAA was formed in January 2003 to improve the sustainability and future growth of recycling programs and includes certain recycling assets transferred from our geographic operating Groups as well as assets contributed by the Peltz Group, who maintains approximately nine percent of the equity interest in RAA. In addition to our Recycling Group, our five geographic operating Groups provide certain recycling services. The recycling services provided by other than RAA are generally those which are embedded within the Groups’ other operations and therefore were not transferred to RAA.

      Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. Our recycling operations include the following:

Collection and materials processing — we collect recyclable materials from residential, commercial and industrial customers and direct these materials to a material recovery facility (“MRF”) for processing. We operate 138 MRFs where paper, glass, metals, plastics and compost are recovered for resale. We also operate 16 secondary processing facilities where materials received from MRFs can be further processed into raw products used in the manufacturing of consumer goods. Specifically, material processing services include data destruction, shredding, automated color sorting, composting, and construction and demolition processing.

Glass recycling — using state-of-the-art sorting and processing technology, we remove contaminants from color-separated glass to produce and market furnace-ready cullet (crushed and cleaned post-consumer glass used to make new glass products). Our innovative glass processing capabilities increase material recovery and overall product quality.

Plastics and rubber materials recycling — using state-of-the-art sorting and processing technology, we process, inventory and sell plastic and rubber commodities making the recycling of such items more cost effective and convenient.

Electronics recycling services — we provide an innovative, customized approach to recycling discarded computers, communications equipment, and other electronic equipment. Services include the collection, sorting and disassembling of electronics in an effort to reuse or recycle all collected materials.

Commodities recycling — we market and resell recyclable commodities to customers world-wide. We manage the marketing of recyclable commodities for our own facilities and for third parties by maintaining comprehensive service centers that continuously analyze market prices, logistics, market demands and product quality.

      Recycling fees are influenced by frequency of collection, type and volume or weight of the recyclable material, degree of processing required, the market value of the recovered material and other market factors.

      Other NASW. We develop, operate and promote projects for the beneficial use of landfill gas through our Waste Management Renewable Energy Program. The natural breakdown of waste deposited in a landfill produces landfill gas. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel for a number of industrial and commercial applications. We actively pursue landfill gas beneficial use projects and at December 31, 2003 are producing commercial quantities of methane gas at 85 of our solid waste landfills. For 54 of these landfills, the processed gas is delivered to electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 29 landfills, the gas is delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes such as steam boilers, cement kilns and utility plants. At the remaining two landfills, we further process the gas to pipeline-quality natural gas, and then we sell it to natural gas suppliers.

      In addition, as part of our other operations, we rent and service portable restroom facilities to municipalities and commercial customers under the name Port-O-Let®, and provide street and parking lot sweeping services. We also provide in-plant services, in which we outsource our employees to provide full service waste management to customers at their plants. Our vertically integrated waste management operations allow us to provide these customers with full management of their waste, including finding recycling opportunities, minimizing their waste, determining the most efficient means available for waste collection and transporting and disposing of their waste.

Competition

      The solid waste industry is very competitive. Competition comes from a number of publicly-held solid waste companies, private solid waste companies, and large commercial and industrial companies handling their own waste collection or disposal operations. We also have competition from municipalities and regional government authorities with respect to residential and commercial solid waste collection and solid waste landfills. The municipalities and regional governmental authorities can subsidize the cost of service through the use of tax revenues and tax-exempt financing and therefore have a competitive advantage.

      Operating costs, disposal costs and collection fees vary widely throughout the geographic areas in which we operate. The prices that we charge are determined locally, and typically vary by the volume and weight, type of waste collected, treatment requirements, risk of handling or disposal, frequency of collections, distance to final disposal sites, labor costs and amount and type of equipment furnished to the customer. We face intense competition based on quality of service and pricing. Under certain customer service contracts, our ability to pass on cost increases to our customers may be limited. From time to time, competitors may reduce the price of their services and accept lower margins in an effort to expand or maintain market share or to successfully obtain competitively bid contracts.

Employees

      At December 31, 2003 we had approximately 51,700 full-time employees, of which approximately 8,000 were employed in administrative and sales positions and the balance in operations. Approximately 14,800 of our employees are covered by collective bargaining agreements that we negotiate with unions. We have not experienced a significant work stoppage, and management considers its employee relations to be good.

Financial Assurance and Insurance Obligations

Financial Assurance

      Financial assurance is generally required in municipal and governmental waste management contracts. It is also a requirement for obtaining or retaining disposal site or transfer station operating permits. Municipal and governmental waste management contracts typically require performance bonds or bank letters of credit to secure performance. We are also required to provide various forms of financial assurance for estimated closure, post-closure and remedial obligations at our landfills.

      We establish financial assurance in different ways, depending on the jurisdiction, including escrow-type accounts funded by revenues during the operational life of a facility, letters of credit, surety bonds, trust agreements and insurance. Although the supply of financial assurance instruments has become increasingly limited in recent years, we have not experienced an unmanageable difficulty in obtaining the financial assurance instruments required for our current operations. The following table summarizes the various forms and dollar amounts (in millions) of financial assurance that we had outstanding as of December 31, 2003:

Letters of credit:
Revolving credit facilities	$1,608	(a)
LC and term loan agreements	284	(b)
Letter of credit facility	349	(c)
Other lines of credit	146

Total letters of credit			$2,387
Surety bonds:
Issued by consolidated variable interest entity	220	(d)
Issued by consolidated subsidiary	388	(e)
Issued by affiliated entity	1,041	(f)
Issued by third party surety companies	873

Total surety bonds			2,522
Insurance policies:
Issued by consolidated subsidiary	833	(e)
Issued by affiliated entity	17	(f)

Total insurance policies			850	(g)
Funded trust and escrow agreements			205	(h)
Financial guarantees			140	(i)

Total financial assurance			$6,104

(a)	We have a three-year, $650 million syndicated revolving credit facility and a five-year, $1.75 billion syndicated revolving credit facility. The three-year revolver matures in June 2005 and the five-year revolver matures in June 2006. At December 31, 2003, we had unused and available credit capacity of approximately $792 million under these revolving credit facilities.

(b)	In June 2003 we entered into a five-year, $15 million letter of credit and term loan agreement, a seven-year, $175 million letter of credit and term loan agreement, and a ten-year, $105 million letter of credit and term loan agreement, which expire in June 2008, 2010, and 2013, respectively (collectively, the “LC and term loan agreements”).

(c)	In December 2003 we entered into a five-year, $350 million letter of credit facility (the “letter of credit facility”).

(d)	Approximately $220 million of the surety bonds we had obtained at December 31, 2003 have been provided by a variable interest entity that we began consolidating during the third quarter of 2003. See Note 19 to the consolidated financial statements for discussion of this entity’s characteristics and our assessment of our interest in the entity under the provisions of FIN 46.

(e)	We use surety bonds and insurance policies issued by a wholly-owned insurance subsidiary, National Guaranty Insurance Company of Vermont, the sole business of which is to issue financial assurance to the parent holding company and its other subsidiaries. National Guaranty Insurance Company is authorized to write up to $1.2 billion in surety bonds or insurance policies for our closure and post-closure requirements and waste collection contracts.

(f)	We use surety bonds and insurance policies issued by an affiliated entity, Evergreen National Indemnity Company, that we have an investment in but no controlling interest and as such is accounted for under the equity method.

(g)	In certain states, insurance policies may be used as a form of financial assurance. As of December 31, 2003, approximately $850 million of our anticipated closure and post-closure obligations have been insured using this financial assurance mechanism.

(h)	At several of our landfills, we deposit cash into trust funds or escrow accounts that are legally restricted for purposes of settling closure, post-closure and remedial obligations. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and remedial activities; (iii) acquisitions or divestitures of landfills; and (iv) changes in the fair value of the underlying financial instruments.

(i)	Financial guarantees are provided on behalf of our subsidiaries to municipalities, customers and regulatory authorities. They are provided primarily to support our performance of landfill closure and post-closure activities.

     The restricted funds held in our trust funds and escrow accounts may be drawn and used to meet the closure, post-closure and remedial obligations for which the trust and escrow agreements were established. Other than these permitted draws on funds, virtually no claims have been made against our financial assurance instruments in the past, and considering our current financial position, management does not expect that these instruments will have a material adverse effect on our consolidated financial statements. In an ongoing effort to mitigate the risks of future cost increases and reductions in available capacity, we are continually evaluating various options to access cost-effective sources of financial assurance.

Insurance

      We also carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability, and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. Our workers compensation, auto and general liability insurance programs have per incident deductibles of $750,000, $20,000 and $2 million, respectively. Except as discussed in Notes 4 and 10 to the consolidated financial statements, we do not expect the impact of any known casualty, property, environmental or other contingency to be material to our financial condition, results of operations or cash flows.

Regulation

      Our business is subject to extensive and evolving federal, state or provincial and local environmental, health, safety, and transportation laws and regulations. These laws and regulations are administered by the Environmental Protection Agency and various other federal, state and local environmental, zoning, transportation, land use, health, and safety agencies in the United States and various agencies in Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations.

      Because the major component of our business is the collection and disposal of solid waste in an environmentally sound manner, a significant amount of our capital expenditures is related, either directly or indirectly, to environmental protection measures, including compliance with federal, state or provincial and local provisions that regulate the discharge of materials into the environment. There are costs associated with siting, design, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. In connection with our acquisition, development or expansion of a disposal facility or transfer station, we must often spend considerable time, effort and money to obtain or maintain necessary required permits and approvals. There cannot be any assurances that we will be able to obtain or maintain necessary governmental approvals. Once obtained, operating permits are subject to modification and revocation by the issuing agency. Compliance with these and any future regulatory requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

      The primary United States federal statutes affecting our business are summarized below:

•	The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), regulates handling, transporting and disposing of hazardous and non-hazardous wastes and delegates authority to states to develop programs to ensure the safe disposal of solid wastes. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations must be implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. We incur costs in complying with these standards in the ordinary course of our operations.

•	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is also known as Superfund (“CERCLA”), provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment. CERCLA’s primary means for avoiding such releases is to impose liability for cleanup of disposal sites on current and former owners and operators, generators of the waste and transporters who select the disposal site.

Liability under CERCLA is not dependent on the intentional disposal of hazardous wastes; it can be based upon the release or threatened release even as a result of lawful, unintentional and non-negligent action, of any one of the more than 700 “hazardous substances” listed by the EPA, even in very small quantities.

•	The Federal Water Pollution Control Act of 1972 (the “Clean Water Act”) regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid waste disposal sites. If run-off from our operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional standards for management of storm water runoff from landfills that require landfills to obtain storm water discharge permits. In addition, if a landfill or a transfer station discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, before development or expansion of a landfill may alter or affect “wetlands,” a permit may have to be obtained. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

•	The Clean Air Act of 1970, as amended, provides for increased federal, state and local regulation of the emission of air pollutants. The EPA has applied the Clean Air Act to certain of our operations, including solid waste landfills and waste collection vehicles. Additionally, in 1996 the EPA issued new source performance standards for new landfills and emission guidelines for existing landfills to control emissions of landfill gases. The regulations impose limits on air emissions from solid waste landfills, subject most of our solid waste landfills to certain permitting requirements and, in some instances, require installation of methane gas recovery systems to reduce emissions to allowable limits. We currently are producing commercial quantities of methane gas at 85 of our solid waste landfills.

•	The Occupational Safety and Health Act of 1970, as amended (“OSHA”), establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various record keeping, disclosures and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to our operations.

      There are also various state or provincial and local regulations that affect our operations. Sometimes states’ regulations are more strict than comparable federal laws and regulations. Additionally, our collection and landfill operations could be affected by the trend toward requiring the development of waste reduction and recycling programs, and legislative and regulatory measures requiring or encouraging waste reduction at the source and waste recycling.

      Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Additionally, certain state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. In 1994, the United States Supreme Court ruled that a flow control ordinance was unconstitutional. However, other courts have refused to apply the Supreme Court precedent in various circumstances. In addition, from time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. These congressional efforts have to date been unsuccessful. The United States Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control, the adoption of legislation affecting interstate transportation of waste at the state level, or the courts’ interpretation or validation of flow control legislation could adversely affect our solid waste management services.

      Many states, provinces and local jurisdictions have enacted “fitness” laws that allow the agencies that have jurisdiction over waste services contracts or permits to deny or revoke these contracts or permits based on the applicant or permit holder’s compliance history. Some states, provinces and local jurisdictions go further and consider the compliance history of the parent, subsidiaries or affiliated companies, in addition to the applicant or permit holder. These laws authorize the agencies to make determinations of an applicant or permit holder’s fitness to be awarded a contract to operate, and to deny or revoke a contract or permit because of unfitness, unless there is a showing that the applicant or permit holder has been rehabilitated through the adoption of various operating policies and procedures put in place to assure future compliance with applicable laws and regulations.

      See Note 4 to the consolidated financial statements for disclosures relating to our current assessments of the impact of regulations on our current and future operations.

Factors Influencing Future Results and Accuracy of Forward-Looking Statements

      When we make statements containing projections about our accounting and finances, plans and objectives for the future, future economic performance, or when we make statements containing any other projections or estimates about our assumptions relating to these types of statements, we are making forward-looking statements. These statements usually relate to future events and anticipated revenues, earnings or other aspects of our operations or operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based them on our current expectations about future events. You should view such statements with caution. These statements are not guarantees of future performance or events. All phases of our business are subject to uncertainties, risks and other influences, many of which we have no control over. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events or developments.

      Outlined below are some of the risks that we face and that could affect our business and financial position for 2004 and beyond. However, they are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

We could be liable for environmental damages resulting from our operations

      We could be liable if our operations cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of drinking water sources or soil. Under current law, we could even be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. Also, we could be liable if we arrange for the transportation, disposal or treatment of hazardous substances that cause environmental contamination, or if a predecessor owner made such arrangements and under applicable law we are treated as a successor to the prior owner. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows. In the ordinary course of our business, we have in the past, and may in the future, become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations. These include proceedings in which:

•	agencies of federal, state, local or foreign governments seek to impose liability on us under applicable statutes, sometimes involving civil or criminal penalties for violations, or to revoke or deny renewal of a permit we need; and

•	local communities and citizen groups, adjacent landowners or governmental agencies oppose the issuance of a permit or approval we need, allege violations of the permits under which we operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage.

      The adverse outcome of one or more of these proceedings could result in, among other things, material increases in our liabilities.

      From time to time, we have received citations or notices from governmental authorities that our operations are not in compliance with our permits or certain environmental or land use laws and regulations. In the future we may receive additional citations or notices. We generally seek to work with the authorities to resolve the issues raised by these citations or notices. If we are not successful in these resolutions, we may incur fines, penalties or other sanctions that could result in material unanticipated costs or liabilities.

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

      In addition, to fulfill our financial assurance obligations with respect to environmental closure and post-closure liabilities, we generally obtain letters of credit or surety bonds, or rely on insurance, including captive insurance. We currently have in place all necessary financial assurance instruments but are aware of recent decreases in the availability and increases in the cost of financial assurance. We do not anticipate any unmanageable difficulty in obtaining financial assurance instruments in the future. However, in the event we are unable to obtain sufficient surety bonding, letters of credit or third-party insurance coverage at reasonable cost, or one or more states cease to view captive insurance as adequate coverage, we would need to rely on other forms of financial assurance. These types of financial assurance could be more expensive to obtain, which could negatively impact our liquidity and capital resources and our ability to meet our obligations as they become due.

Governmental regulations or levies may restrict our operations or increase our costs of operations

      Stringent government regulations at the federal, state, provincial, and local level in the United States and Canada have a substantial impact on our business. A large number of complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Among other things, they may restrict our operations and adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

•	limitations on siting and constructing new waste disposal, transfer or processing facilities or expanding existing facilities;

•	limitations, regulations or levies on collection and disposal prices, rates and volumes;

•	limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste; or

•	mandates regarding the disposal of solid waste.

      Regulations also affect the siting, design and closure of landfills and could require us to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently. Future changes in these regulations may require us to modify, supplement or replace equipment or facilities. The costs of complying with these regulations could be substantial.

      In order to develop, expand or operate a landfill or other waste management facility, we must have various facility permits and other governmental approvals, including those relating to zoning, environmental protection and land use. The permits and approvals are often difficult, time consuming and costly to obtain and could contain conditions that limit operations.

The possibility of disposal site developments, expansion projects or pending acquisitions not being completed or certain other events could result in a material charge against our earnings

      In accordance with generally accepted accounting principles, we capitalize certain expenditures and advances relating to disposal site development, expansion projects and acquisitions. We expense indirect acquisition costs as incurred, such as executive salaries, general corporate overhead, public affairs and other corporate services. Our policy is to charge against earnings any unamortized capitalized expenditures and advances relating to any facility or operation that is permanently shut down or determined to be impaired, any pending acquisition that is not consummated and any disposal site development or expansion project that is not completed or determined to be impaired. The charge against earnings is reduced by any portion of the capitalized expenditures and advances that we estimate will be recoverable, through sale or otherwise. In future periods, we may be required to incur charges against earnings in accordance with this policy, or due to other events that cause impairments. Depending on the magnitude, any such charges could have a material adverse effect on our results of operations and possibly our ability to meet the financial covenants in our credit arrangements, which could negatively affect our liquidity.

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

Our business is seasonal in nature and our revenues and results vary from quarter-to-quarter

      Our operating revenues are usually lower in the winter months, primarily because the volume of waste relating to construction and demolition activities usually increases in the spring and summer months, and the volume of industrial and residential waste in certain regions where we operate usually decreases during the winter months. Our first and fourth quarter results of operations typically are adversely affected by these seasonal changes. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of our operations.

Fluctuations in commodity prices affect our operating revenues

      Our recycling operations process for sale certain recyclable materials, including fibers, aluminum and glass, all of which are subject to significant price fluctuations. The majority of the recyclables that we process for sale are fibers, including old corrugated cardboard (“OCC”), and old newsprint (“ONP”). We enter into commodity price derivatives in an effort to mitigate some of the variability in cash flows from the sales of fibers at floating prices. In the past three years, the year-over-year changes in the quarterly average market prices for OCC ranged from a decrease of as much as 66% to an increase of as much as 131%. The same comparisons for ONP have ranged from a decrease of as much as 48% to an increase of as much as 64%. These fluctuations can affect future operating income and cash flows.

      Additionally, there may be significant price fluctuations in the price of methane gas, electricity and other energy related products that are marketed and sold by our landfill gas recovery, waste-to-energy and independent power production plant operations. Our landfill gas recovery and waste-to-energy operations generally enter into long-term sales agreements. Therefore, market fluctuations do not have a significant effect on these operations in the short-term. However, revenues from our independent power production plants can be effected by price fluctuations. In the past two years, the year-over-year changes in the average quarterly electricity prices have ranged from increases of as much as 7% to decreases of as much as 39%.

We face uncertainties relating to pending litigation and investigations

      We and some of our subsidiaries are also currently involved in civil litigation and governmental proceedings relating to the conduct of our business. The timing of the final resolutions to these matters is uncertain. Additionally, the possible outcomes or resolutions to these matters could include judgments against us or settlements, either of which could require substantial payments by us, adversely affecting our liquidity.

Intense competition could reduce our profitability

      We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists of large national waste management companies, and local and regional companies of varying sizes and financial resources. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial competitive advantages because tax revenues and tax-exempt financing are available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage. In addition, competitors may reduce their prices to expand sales volume or to win competitively bid contracts.

Efforts by labor unions to organize our employees could divert management’s attention and increase our operating expenses

      Labor unions constantly make attempts to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with some of the groups. Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our operating expenses could increase significantly, which could adversely affect our financial condition, results of operations and cash flows.

Fluctuations in fuel costs could affect our operating expenses

      The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Fuel is needed to run our collection and transfer trucks, and any price escalations or reductions in the supply could increase our operating expenses and have a negative impact on our consolidated financial condition, results of operations and cash flows. We have implemented a fuel surcharge to partially offset increased fuel costs. However, we are not always able to pass through all of the increased fuel costs due to the terms of certain customers’ contracts.

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

We may need additional capital

      We currently expect to meet our anticipated cash needs for capital expenditures, acquisitions and other cash expenditures with our cash flows from operations and, to the extent necessary, additional financings. However, our Board of Directors approved a stock repurchase program pursuant to which we may, at management’s discretion, repurchase up to $1 billion of our common stock in 2004. Our Board of Directors also initiated a quarterly dividend, which resulted in the declaration of an $0.1875 per share dividend for the first quarter of 2004. If our cash flows from operations are less than is currently expected, or our capital expenditures or acquisitions increase, we may elect to incur more indebtedness or decrease share repurchase activity. However, there can be no assurances that we will be able to obtain additional financings on acceptable terms. In these circumstances, we would likely use our revolving credit facilities to meet our cash needs.

      Our credit facilities require us to comply with certain financial ratios. If our cash flows are less than expected, our capital requirements are more than expected or we incur additional indebtedness, we may not be in compliance with the ratios. This would result in a default under our credit facilities. If we were unable to obtain waivers or amendments to the credit facilities, the lenders could choose to declare all outstanding borrowings immediately due and payable, which we may not be able to pay in full. Default under our credit agreements or unavailability of this capital source could have a material adverse effect on our ability to meet our borrowing and bonding needs.

We may experience possible errors or problems upon implementation of new information technology systems

      Upon implementation of new information technology systems, we may experience problems that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved.

We may experience adverse impacts on our results of operations as a result of adopting new accounting standards or interpretations

      Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our operating results or cause unanticipated fluctuations in our operating results in future periods.

Item 2.	Properties.

      Our principal executive offices are in Houston, Texas, where we lease approximately 400,000 square feet under leases expiring at various times through 2010. We also have U.S. field-based administrative offices in Arizona, Illinois, Pennsylvania, New Hampshire and Georgia and a field-based administrative office in Ontario, Canada.

      Our principal property and equipment consist of land (primarily landfills and other disposal facilities, transfer stations and bases for collection operations), buildings, and vehicles and equipment. We own or lease real property in most locations where we have operations. We have operations in each of the fifty states other than Montana and Wyoming. We also have operations in the District of Columbia, Puerto Rico and throughout Canada.

      At December 31, 2003, of our 289 active landfills, 247 were either owned or operated through lease agreements. These sites occupy approximately 134,900 acres of land, including approximately 33,500 permitted acres and approximately 6,000 acres we consider to be probable expansion acreage for landfill use. Our remaining 42 landfills were operated through contractual agreements, primarily with municipalities. At December 31, 2003, we operated 366 transfer stations, 138 material recovery facilities and 16 secondary processing facilities. We also owned or operated 17 waste-to-energy facilities and six independent power production plants as of December 31, 2003.

      We believe that our vehicles, equipment, and operating properties are adequately maintained and adequate for our current operations. However, we expect to continue to make investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions. For more information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report.

Item 3.	Legal Proceedings.

      Information regarding our legal proceedings can be found under the “Litigation” section of Note 10 in the consolidated financial statements included in this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

      We did not submit any matters to a vote of our stockholders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

      Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WMI.” The following table sets forth the range of the high and low per share sales prices for our common stock as reported on the NYSE.

	High	Low

2002
First Quarter	$31.25	$23.27
Second Quarter	28.89	25.02
Third Quarter	26.42	21.17
Fourth Quarter	25.20	20.20
2003
First Quarter	$24.55	$19.39
Second Quarter	26.03	20.19
Third Quarter	26.93	23.10
Fourth Quarter	29.72	24.90
2004
First Quarter (through February 12, 2004)	$30.10	$27.28

      On February 12, 2004, the closing sale price as reported on the NYSE was $29.39 per share. The number of holders of record of our common stock at February 12, 2004 was 19,555.

      We declared and paid cash dividends of $0.01 per share, or approximately $6 million, during each of 2001, 2002 and 2003. In August 2003, we announced that our Board of Directors approved a quarterly dividend program beginning in 2004. We declared our first quarterly dividend of $0.1875 per share, which will be paid March 25, 2004 to stockholders of record as of March 1, 2004. See Note 14 to the consolidated financial statements for a discussion of restrictions that limit our ability to pay dividends.

      In February 2002, we announced that our Board of Directors had approved a stock repurchase program for up to $1 billion in annual repurchases for each of 2002, 2003 and 2004, to be implemented at management’s discretion. The purchases may be made in either open market or privately negotiated transactions. We repurchased approximately 38 million shares for approximately $1 billion and 22 million shares for approximately $574 million during 2002 and 2003, respectively. Share repurchases in 2003 were less than the $1 billion allowed because we used funds that would have otherwise been available for this program to settle our securities class action lawsuit and for our acquisition program. See Note 14 to the consolidated financial statements for further discussion of our share repurchases.

Item 6.     Selected Financial Data.

      The information below was derived from the audited consolidated financial statements included in this report and in reports we have previously filed with the SEC. This information should be read together with those consolidated financial statements and the notes to the consolidated financial statements. The adoption of new accounting pronouncements, changes in certain accounting policies and certain reclassifications impact the comparability of the financial information presented below. These historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,

	2003(a)	2002(a)	2001(a)	2000(b)	1999(c)

	(In millions, except per share amounts)
Statement of Operations Data:
Operating revenues	$11,574	$11,142	$11,322	$12,492	$13,127

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	7,517	6,880	6,666	7,538	8,269
Selling, general and administrative	1,216	1,392	1,622	1,738	1,920
Depreciation and amortization	1,265	1,222	1,371	1,429	1,614
Merger, acquisition and restructuring related costs	44	38	—	—	45
Asset impairments and unusual items	(8)	(34)	380	749	739

	10,034	9,498	10,039	11,454	12,587

Income from operations	1,540	1,644	1,283	1,038	540

Other income (expense):
Interest expense	(439)	(467)	(544)	(748)	(775)
Interest income	12	21	37	31	38
Minority interest	(6)	(7)	(5)	(23)	(24)
Other income, net	16	51	13	23	53

	(417)	(402)	(499)	(717)	(708)

Income (loss) before income taxes and accounting changes	1,123	1,242	784	321	(168)
Provision for income taxes	404	422	283	418	230

Income (loss) before accounting changes	719	820	501	(97)	(398)
Accounting changes, net of taxes	(89)	2	2	—	—

Net income (loss)	$630	$822	$503	$(97)	$(398)

Basic earnings (loss) per common share:
Income (loss) before accounting changes	$1.22	$1.34	$0.80	$(0.16)	$(0.65)
Accounting changes, net of taxes	(0.15)	—	—	—	—

Net income (loss)	$1.07	$1.34	$0.80	$(0.16)	$(0.65)

Diluted earnings (loss) per common share:
Income (loss) before accounting changes	$1.21	$1.33	$0.80	$(0.16)	$(0.65)
Accounting changes, net of taxes	(0.15)	—	—	—	—

Net income (loss)	$1.06	$1.33	$0.80	$(0.16)	$(0.65)

Cash dividends per common share	$0.01	$0.01	$0.01	$0.01	$0.01

Balance Sheet Data (at end of period):
Working capital (deficit)	$(744)	$(473)	$(597)	$(582)	$(1,269)
Goodwill and other intangible assets, net	5,422	5,184	5,121	5,193	5,356
Total assets(d)	20,656	19,856	19,490	18,565	22,681
Debt, including current portion	8,511	8,293	8,224	8,485	11,498
Stockholders’ equity	5,563	5,308	5,392	4,801	4,402

(a)	For more information regarding this financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements and changes in our accounting policies on the comparability of this information, see Notes 2 and 6 of the consolidated financial statements.

(b)	During 2000, we incurred $749 million in asset impairment and unusual item costs due primarily to the sale of our international operations and the termination of Waste Management Holdings’ defined benefit plan.

(c)	During 1999, we initiated a comprehensive internal review of our accounting records, systems, processes and controls at the direction of our Board of Directors. We experienced significant difficulty in the integration and conversion of information and accounting systems subsequent to the 1998 merger in which WM Holdings became our subsidiary. As a result of these systems and process issues, and other issues raised during the 1999 accounting review, we recorded $1.2 billion in after-tax charges. These charges had a pervasive impact on the December 31, 1999 Statement of Operations. See our Annual Report on Form 10-K for the year ended December 31, 1999 for further discussion.

(d)	As discussed in Note 2 of our consolidated financial statements we changed our classification of estimated insurance recoveries beginning December 31, 2003. In our December 31, 2002 balance sheet, we have reclassified approximately $225 million of estimated insurance recoveries in order to conform the prior year’s presentation of our assets and liabilities with the current year’s presentation. We did not make similar reclassifications in the balance sheets of any period before 2002 because we determined that the reclassification did not materially impact the financial information presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Below is a discussion of our operations for the three years ended December 31, 2003. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1 of this report, under the section “Factors Influencing Future Results and Accuracy of Forward-Looking Statements.” The following discussion should be read in light of that disclosure and together with the consolidated financial statements and the notes to the consolidated financial statements.

Overview

      We are in an industry that provides an essential service needed by nearly every business and person. Our success depends on our ability to focus on our core business, operational excellence and financial strength and flexibility. In 2003, we continued to build financial strength by meeting our goal of producing adjusted free cash flow in the range of $900 million to $1 billion. Free cash flow is not a financial measure computed in accordance with generally accepted accounting principles. However, we include it in our communications to stockholders because we believe that the amount of cash we produce from our non-financing activities that is available to us for such things as acquisitions, share repurchases, debt reductions and dividends is important in evaluating our performance, including meeting our goal of providing value to our stockholders. We compute free cash flow by taking the net cash that was provided by our operating activities, subtracting capital expenditures and adding proceeds from our divestitures and other sales of assets. Free cash flow is then adjusted for certain cash flow activity that we consider unusual for the year. In 2003, the net cash provided by our operating activities was approximately $1.9 billion. We spent approximately $1.2 billion for capital expenditures. After adding back the proceeds we received of approximately $74 million from divestitures of businesses and other asset sales, our free cash flow was approximately $800 million. We adjusted this amount to take into consideration the approximately $223 million net cash impact for the settlement of our stockholder class action settlement, giving us approximately $1.02 billion of adjusted free cash flow in 2003.

      To help us improve our business and operations, we have developed branded initiatives like WasteRoute and Service Machine, as well as other initiatives to improve safety, procurement, operations, cost control and sales. Although we made significant progress in 2003, we have much more to do in 2004 and beyond and our Company is now better positioned to reap the benefits of the programs we have put in place.

      An integral part of our focus has been on internal, or organic, growth. In 2003, internal revenue growth was 0.9%, or $103 million, as compared to 2002. The biggest driver in this increase was price, and we continue to work on our pricing program. However, volumes declined as compared to the prior year, due mostly to the loss of a large contract with the City of Chicago early in the year, offsetting some of our pricing achievement. We believe some of our performance in 2003 was due to general economic factors, although increased competition also played a part. We cannot control the economy, but we can compete, and therefore we focused on customer churn rates and sales force effectiveness. In 2003, we continued to hold our customer churn rate below 10%, which we see as a benchmark for success, and we maintained the same amount of new sales dollars in 2003 as compared to the prior year, even with a smaller sales force. Moreover, it is generally believed that the waste industry lags the economy by six to nine months. Consequently, our sales force effectiveness program, including our pricing strategy, should result in greater internal revenue growth if the recent economic recovery continues in 2004 and beyond. Finally, we also actively pursue strategic acquisitions in our NASW operations. Through acquisitions, we increased our 2003 revenue by $334 million.

      To achieve our goal of operational excellence, we have been working hard to seek operational and cost efficiencies. In 2003, we further streamlined our operating infrastructure, which resulted in the elimination of about 1,300 employee positions and 470 contract workers. For 2003, we saw cost savings from the reorganization in our selling, general and administrative costs, while at the same time growing our total revenues by 4%. The reorganization changed the roles of our people in the field so that our operating sites are responsible for delivering service and operational excellence and the market areas are responsible for implementing strategy, improving performance and ensuring profitability in their markets.

      When measured on an initiative-by-initiative basis, which is the way we measure our goals internally, we believe that our efforts on cost reductions and efficiency programs are paying off. We have continued to decrease the maintenance cost per driver hour, which is the primary performance metric for fleet maintenance. We also are focusing on container maintenance, and have created improvement plans and conducted test pilots to see where we can reduce costs. Additionally, our focus on our safety program resulted in another year-over-year decrease in recordable injuries and vehicle accidents, although our per claim costs continued to rise, offsetting the financial benefit of the reduced number of claims. Finally, our WasteRoute initiative reduced the number of routes we have, and now we are looking for opportunities to further save on route-related costs.

      Our operating costs and expenses for 2003 do not show the level of improvement we believe we have made in our initiatives to cut overall costs. This is due to an increase in those costs as a result of a recharacterization of expenses that had previously been classified as selling, general and administrative costs, increased costs of goods sold due to acquisitions of recycling businesses, the implementation of SFAS No. 143, increased disposal costs at third party facilities and increased labor rates. However, we believe that we have the momentum necessary to continue all of our efforts and make progress in 2004. We also believe that we have our organizational structure and field based management at the appropriate size for the current economy as well as for business opportunities from an expanding economy.

Critical Accounting Estimates and Assumptions

      In preparing our financial statements, we make several estimates and assumptions that affect our assets and liabilities and revenues and expenses. We must make these estimates and assumptions because certain of the information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from available data or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities and asset impairments, as described below.

      Landfills — Effective January 1, 2003, our method of accounting for landfill closure and post-closure, as well as landfill final capping, changed as a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. Through December 31, 2002, the waste industry generally recognized expenses associated with (i) amortization of capitalized and future landfill asset costs and (ii) future closure and post-closure obligations on a units-of-consumption basis as airspace was consumed over the life of the related landfill. This practice, referred to as life-cycle accounting within the waste industry, continues to be followed, with the exception of capitalized and future landfill final capping costs. As a result of the adoption of SFAS No. 143, future final capping costs are identified by specific capping event and amortized over the specific estimated capacity related to that event rather than over the life of the entire landfill, as was the practice prior to our adoption of SFAS No. 143.

      The cost estimates for final capping, closure and post-closure activities at landfills for which we have responsibility are estimated based on our interpretations of current requirements and proposed or anticipated regulatory changes. We also estimate additional costs, pursuant to the requirements of SFAS No. 143, based on the amount a third party would charge us to perform such activities even when we expect to perform these activities internally. We estimate the airspace to be consumed related to each final capping event and the timing of each final capping event and closure and post-closure activities. Because landfill final capping, closure and post-closure obligations are measured at estimated fair value using present value techniques, changes in the estimated timing of future landfill final capping and closure and post-closure activities would have an effect on these liabilities, related assets and results of operations.

      Landfill Costs — We estimate the total cost to develop each landfill site to its final capacity. This includes certain projected landfill costs that are uncertain because they are dependent on future events. The total cost to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs, landfill liner construction costs, operating construction costs, and capitalized interest costs.

      Final Capping Costs — We estimate the cost for each final capping event based on the area to be finally capped and the capping materials and activities required. The estimates also consider when these costs would actually be paid and factor in inflation and discount rates. Our engineering personnel allocate final landfill capping costs to specific capping events. They then quantify the landfill capacity associated with each final capping event and the final capping costs for each event are amortized over the related capacity associated with the event as waste is disposed of at the landfill.

      Closure and Post-Closure Costs — We base our estimates for closure and post-closure costs on our interpretations of permit and regulatory requirements for closure and post-closure maintenance and monitoring. The estimates for landfill closure and post-closure costs also consider when the costs would actually be paid and factor in inflation and discount rates. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption uncertain.

      Available Airspace — Our engineers are responsible for determining available airspace at our landfills. This is done by using surveys and other methods to calculate, based on height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of at a landfill before it has reached its final capacity.

      Expansion Airspace — We also include currently unpermitted airspace in our estimate of available airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year, and the final expansion permit to be received within five years. Second, we must believe the success of obtaining the expansion permit is probable, using the following criteria:

•	Personnel are actively working to obtain land use and local, state or provincial approvals for an expansion of an existing landfill;

•	It is probable that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

•	Either we or the respective landfill owners have a legal right to use or obtain land to be included in the expansion plan;

•	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could impair the success of such expansion;

•	Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

•	Airspace and related costs, including additional closure and post-closure costs, have been estimated based on conceptual design.

      These criteria are initially evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. However, our policy provides that, based on the facts and circumstances of a specific landfill, if these criteria are not met, inclusion of unpermitted airspace may still be allowed. In these circumstances, inclusion must be approved through a landfill-specific review process that includes approval of the Chief Financial Officer and a review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 84 landfill sites with expansions at December 31, 2003, 25 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Approximately two-thirds of these landfills required approval by the Chief Financial Officer because legal, community, or other issues could impede the expansion process, while the remaining were primarily because the permit application processes would not meet the one and five year requirements, which in many cases were due to state-specific permitting procedures. When we include the expansion airspace in our calculations of available airspace, we also include the projected costs for development, final capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

      After determining the costs at our landfills, including final capping costs and closure and post-closure costs, and the available and probable expansion airspace relating to such costs, we then determine the per ton rates that will be expensed. We look at factors such as the waste stream, geography and rate of compaction, among others, to determine the number of tons necessary to fill the available and probable expansion airspace relating to these costs and activities. We then divide costs by the corresponding number of tons, giving us the rate per ton to expense for each activity as waste is received and deposited at the landfill. We calculate per ton amortization rates for each landfill for assets associated with each final capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future.

      It is possible that actual results could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, or our belief that we will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing, as described below. Lower profitability may be experienced due to higher amortization rates, higher closure and post-closure rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace. Additionally, if it is determined that the likelihood of receiving an expansion permit has become remote, the capitalized costs related to the expansion effort are expensed immediately.

      Environmental Remediation Liabilities — Under current laws and regulations, we may have liability for environmental damage caused by our operations, or for damage caused by conditions that existed before we acquired a site. Remedial costs are all costs relating to the remedy of any identified situation that occurs by natural causes or human error not expected in the normal course of business. These costs include potentially responsible party (“PRP”) investigation, settlement, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We estimate costs required to remediate sites where liability is probable based on site-specific facts and circumstances. We routinely review and evaluate sites that require remediation, considering whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we were connected with the site. Next, we review the same information with respect to other named and unnamed PRPs. Estimates of the cost for the likely remedy are then either developed using our internal resources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management’s judgment and experience in remediating our own and unrelated parties’ sites;

•	Information available from regulatory agencies as to costs of remediation;

•	The number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and

•	The typical allocation of costs among PRPs.

      Asset Impairments — Our long-lived assets, including landfills and landfill expansions, are carried on our financial statements based on their cost less accumulated depreciation or amortization. However, accounting standards require us to write down assets or groups of assets if they become impaired. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is determined by either an actual third-party evaluation or an internally developed discounted projected cash flow analysis of the asset or asset group. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs.

      Typical indicators that an asset may be impaired include:

•	A significant decrease in the market price of an asset or asset group;

•	A significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition;

•	A significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group, including an adverse action or assessment by a regulator;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•	Current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or

•	A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

      Landfills — There are certain indicators listed above that require significant judgment and understanding of the waste industry when applied to landfill development or expansion projects. For example, a regulator may initially deny a landfill expansion permit application though the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace. Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment due to the unique nature of the waste industry.

      Goodwill — We assess whether goodwill is impaired on an annual basis. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances, such as those listed above, that would indicate that, more likely than not, the book value of goodwill has been impaired.

Results of Operations

      The following table presents, for the periods indicated, the period-to-period change in dollars (in millions) and percentages for the various statement of operations line items.

	Period-to-Period Change

	Years Ended		Years Ended
	December 31,		December 31,
	2003 vs. 2002		2002 vs. 2001

Statement of Operations:
Operating revenues	$432	3.9%	$(180)	(1.6)%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	637	9.3	214	3.2
Selling, general and administrative	(176)	(12.6)	(230)	(14.2)
Depreciation and amortization	43	3.5	(149)	(10.9)
Restructuring	6	15.8	38	—
Asset impairments and unusual items	26	76.5	(414)	(108.9)

	536	5.6	(541)	(5.4)

Income from operations	(104)	(6.3)	361	28.1

Other income (expense):
Interest expense	28	6.0	77	14.2
Interest and other income, net	(44)	(61.1)	22	44.0
Minority interest	1	14.3	(2)	(40.0)

	(15)	(3.7)	97	19.4

Income before income taxes and cumulative effect of changes in accounting principles	(119)	(9.6)	458	58.4
Provision for income taxes	18	(4.3)	(139)	49.1

Income before cumulative effect of changes in accounting principles	(101)	(12.3)%	319	63.7%
Cumulative effect of changes in accounting principles	(91)		—

Net income	$(192)		$319

      The following table presents, for the periods indicated, the percentage relationship that the various statement of operations line items bear to operating revenues:

	Years Ended December 31,

	2003	2002	2001

Statement of Operations:
Operating revenues	100.0%	100.0%	100.0%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	64.9	61.7	58.9
Selling, general and administrative	10.5	12.5	14.3
Depreciation and amortization	10.9	11.0	12.1
Restructuring	0.4	0.3	—
Asset impairments and unusual items	—	(0.3)	3.4

	86.7	85.2	88.7

Income from operations	13.3	14.8	11.3

Other income (expense):
Interest expense	(3.8)	(4.2)	(4.8)
Interest and other income, net	0.2	0.6	0.4
Minority interest	—	(0.1)	—

	(3.6)	(3.7)	(4.4)

Income before income taxes and cumulative effect of changes in accounting principles	9.7%	11.1%	6.9%

Results of Operations for the Three Years Ended December 31, 2003

Operating Revenues

      Our operating revenues in 2003 were $11.6 billion, compared to $11.1 billion in 2002, and $11.3 billion in 2001. As shown below, North American Solid Waste, or NASW, is our principal operation, and is comprised of seven operating Groups within North America, along with our Other NASW services. The operations shown as “Other” in the table below consisted of international waste management services and non-solid waste services, all of which were divested as of March 31, 2002.

	Years Ended December 31,

	2003	2002	2001

	(In millions)
Canadian	$573	$524	$530
Eastern	3,825	3,745	3,734
Midwest	2,213	2,223	2,269
Southern	3,027	2,979	2,971
Western	2,507	2,468	2,531
Wheelabrator	819	789	802
Recycling	567	314	242
Other NASW	200	91	77
Intercompany	(2,157)	(1,999)	(1,994)

Total NASW	11,574	11,134	11,162
Other	—	8	160

Net operating revenues	$11,574	$11,142	$11,322

      Our NASW operating revenues generally come from fees charged for our collection, disposal, transfer and recycling services. Some of the fees we charge to our customers for collection services are billed in advance; a liability for future service is recorded when we bill the customer and operating revenues are recognized as services are actually provided. Revenues from our disposal operations consist of tipping fees charged to third parties based on the volume and type of waste being disposed of at our disposal facilities and are normally billed monthly or semi-monthly. Fees charged at transfer stations are based on the volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenue, which is generated by our Recycling Group as well as our five geographic operating Groups, generally consists of the sale of recyclable commodities to third parties and tipping fees. Intercompany revenues between our operations have been eliminated in the consolidated financial statements.

      The mix of NASW operating revenues from our different services is reflected in the table below (in millions).

	Years Ended December 31,

	2003	2002	2001

Collection	$7,791	$7,598	$7,584
Landfill	2,657	2,660	2,743
Transfer	1,570	1,451	1,435
Wheelabrator	819	789	802
Recycling and other	894	635	592
Intercompany	(2,157)	(1,999)	(1,994)

Total NASW	$11,574	$11,134	$11,162

      The following table provides details associated with the period-to-period change in NASW revenues (dollars in millions) along with an explanation of the significant components of the current period changes.

	Period-to-Period		Period-to-Period
	Change for		Change for
	2003 vs. 2002		2002 vs. 2001

Price:
Base business	$69	0.6%	$72	0.6%
Commodity	13	0.1	69	0.6
Electricity	4	—	(34)	(0.3)
Fuel	33	0.3	(25)	(0.2)

Total price	119	1.0	82	0.7
Volume	(16)	(0.1)	(174)	(1.6)

Internal growth	103	0.9	(92)	(0.9)
Acquisitions	334	3.0	82	0.7
Divestitures	(54)	(0.4)	(12)	(0.1)
Foreign currency translation	57	0.5	(6)	—

	$440	4.0%	$(28)	(0.3)%

Price — Base Business

2003 versus 2002

      The increase in base business pricing is attributable to our collection, transfer and waste-to-energy businesses, with a significant increase in our residential collection operations. Certain of these price increases relate to additional costs and taxes that have been charged to our customers. However, the increase was partially offset by our landfill business, where we experienced decreases in price-related revenue principally due to our special waste landfill operations, mainly because of an increase in lower priced event work in the southern and western portions of the United States.

2002 versus 2001

      The revenue increase due to price in our base business was derived from our commercial and residential collection and transfer station operations. However, these increases were offset partially by decreased pricing in our landfill special waste operations.

Price — Commodity

2003 versus 2002

      The commodity price increases in 2003 were driven by the prices of ONP and plastic commodities. ONP prices increased to an average of $69 per ton for 2003 as compared to an average of $67 per ton for 2002. Plastic commodity prices have increased an average of 50%. Partially offsetting these increases is a decline in the price of OCC, which has declined to an average of $64 per ton in 2003 as compared to an average of $71 per ton in 2002.

2002 versus 2001

      There were significant increases in commodity prices in 2002 as compared to 2001, most notably an increase in OCC prices, which increased to an average price of $71 per ton for 2002 as compared to an average price of $45 per ton for 2001.

Price — Electricity and Fuel

2003 versus 2002

      Electricity rates remained relatively flat in 2003 as compared to 2002. However, we experienced positive price increases due to increased fuel surcharges billed to customers as a result of higher fuel costs.

2002 versus 2001

      Reduced electricity rates and fuel surcharges negatively impacted the price related revenue change in 2002 as compared to the prior year.

Volume

2003 versus 2002

      The decrease in revenue due to volumes was primarily in our collection and recycling businesses. We believe the 2003 declines in collection were the result of general economic conditions and increased competition, particularly in the eastern and midwestern portions of the United States. Our loss of a contract with the City of Chicago during February 2003 was the primary reason for volume declines in transfer and recycling, accounting for lost revenues of approximately $60 million for the year ended December 31, 2003. Partially offsetting these decreases were increases in special waste volumes at our landfills, primarily in the southern and western portions of the United States.

2002 versus 2001

      The volume decline in 2002 as compared to 2001 largely related to commercial and industrial collection services throughout our operations, with the exception of the southern portion of the United States, where we realized slight volume increases. We also experienced declines in disposal revenue due to volume primarily in the eastern and western portions of the United States. We believe that the overall decreased volumes, particularly in the higher margin commercial and industrial collection services, were attributable to the lagging economy and increased competition. However, the declines were offset by increased volumes in our recycling operations of $19 million in 2002 as compared to 2001.

Acquisitions and Divestitures

2003 versus 2002

      In connection with our formation of Recycle America Alliance in January 2003, we acquired the Peltz Group, the largest privately-held recycler in the United States. We also acquired several collection businesses that complemented and enhanced our existing collection network. These increases were partially offset by divestitures of low margin operations.

2002 versus 2001

      Revenue in 2002 increased due to a number of individually small acquisitions consummated during 2002 and the full year effect of acquisitions completed in 2001. The increases due to acquisitions were partially offset by 2002 divestitures.

Foreign Currency Translation

2003 versus 2002

      Fluctuations in the relative value of the Canadian dollar favorably affected revenues for the year ended December 31, 2003.

2002 versus 2001

      Fluctuations in the relative value of the Canadian dollar negatively affected revenues for the year ended December 31, 2002.

Operating Costs and Expenses (Exclusive of Depreciation and Amortization Shown Below)

      Our operating costs and expenses include direct and indirect labor and related taxes and benefits, risks management costs, fuel, facility operating costs, maintenance and repairs of equipment and facilities, tipping fees paid to third party disposal facilities and transfer stations, and accretion of and expense revisions relating to future landfill capping, closure and post-closure costs and environmental remediation. Certain direct landfill development expenditures are capitalized and amortized over the estimated useful life of a site as capacity is consumed, and include acquisition, engineering, upgrading, construction, capitalized interest, and permitting costs. Additionally, we sometimes receive reimbursements from insurance carriers relating to environmentally related remedial, defense and tort claim costs. Such recoveries are included in operating costs and expenses as an offset to environmental expenses.

      For the year ended December 31, 2003, operating costs and expenses were $637 million higher than the prior year period, representing an increase of 9.3%. As a percentage of operating revenue, operating costs and expenses were 64.9% for the year ended December 31, 2003, which is a 3.2 percentage point increase from the prior year period. The increase was generally due to:

•	Increased cost of goods sold of approximately $205 million, largely related to higher commodity sales through our acquisition of the Peltz Group in January 2003;

•	Increased disposal costs of approximately $104 million, attributable to related volume increases, disposal cost increases at third party facilities and increased taxes of approximately $18 million on disposal of waste in Pennsylvania, although the majority of the tax increases have been passed on to our customers as price increases;

•	Salary and wage increases of approximately $59 million representing annual merit raises and increased overtime expenses, partially offset by headcount reductions;

•	The reorganization of our operations in March 2002 and the determination that certain employee costs and facility-related expenses were more appropriately classified as operating expenses after the adoption of the new organizational structure and the reclassification of these costs beginning in the second quarter of 2002, the first full accounting period that these organizational changes were effective.

During the first quarter of 2003, approximately $50 million of such costs have been classified as operating expenses that would have been reported as selling, general and administrative costs before the reorganization;

•	The effect of strengthening of the Canadian dollar on foreign currency translation, which resulted in a $47 million increase in operating expenses related to our Canadian operations;

•	An increase in fuel costs of approximately $45 million, an average increase of $0.19 per gallon;

•	Increases in subcontractor costs of approximately $40 million due to (i) the redirection of waste as a result of landfill constraints primarily in the eastern portion of the United States, (ii) increases in subcontracted transportation costs from an increase in special waste activity within our landfill line of business, (iii) general volume increases and (iv) increased use of subcontractors for our national accounts in areas where we do not provide services;

•	Increased landfill and environmental costs of approximately $24 million primarily due to increases in costs associated with accretion expense on landfill asset retirement obligations related to our adoption of SFAS No. 143 in 2003;

•	Increased risk management expenses of approximately $20 million as a result of increases in the average cost per claim and higher financial assurance costs; and

•	Increased repair and maintenance costs of approximately $8 million, which is mostly from changes in the timing and scope of certain maintenance projects at our waste-to-energy facilities.

      Business acquisitions accounted for approximately $286 million of the increases discussed above.

      For the year ended December 31, 2002, operating costs and expenses were $214 million higher than the prior year period, representing an increase of 3.2%. As a percentage of operating revenue, operating costs and expenses were 61.7% for the year ended December 31, 2002, which is a 2.8 percentage point increase from the prior year period. The increase was generally due to:

•	A re-characterization of certain costs that were reported as selling, general and administrative expenses in prior periods due to changes in certain roles and responsibilities as a result of our March 2002 reorganization;

•	Increases in disposal and subcontractor costs. Disposal cost increases were primarily related to increased taxes on the disposal of waste in Pennsylvania, which were partially offset by decreases in disposal costs due to declines in volumes in 2002. Subcontractor cost increases included increased utilization of subcontractors for certain of our national account customers in areas where we do not provide services and increased use of third party transportation of waste to disposal facilities;

•	Annual merit increases and other employee benefit cost increases;

•	Higher costs associated with recycling commodities due primarily to an increase in market prices for OCC and ONP, which resulted in increased rebates paid to customers; and

•	The recovery of claims against insurers for the reimbursement of environmental expenses recorded in 2001 as an offset to operating costs and expenses.

      These increases in operating costs and expenses were offset by headcount reductions as a result of the March 2002 reorganization and divestitures of our international operations in 2001 and the non-solid waste operations in the first quarter of 2002.

Selling, General and Administrative Expenses

      Our selling, general and administrative expenses include management salaries, clerical and administrative costs, marketing costs, professional services, facility rentals, provision for doubtful accounts and related insurance costs, as well as costs related to our sales force and customer service.

      For the year ended December 31, 2003, selling, general and administrative expenses decreased by $176 million, or 12.6%, as compared to the prior year. As a percentage of revenue, the decrease was 2.0 percentage points from 12.5% for the year ended December 31, 2002 to 10.5% for the year ended December 31, 2003. The decrease was generally due to:

•	The re-characterization of costs related principally to employee costs and facility-related expenses, including property taxes, utilities, and risk management expenses, that have been reflected as operating costs since April 1, 2002, as discussed above in Operating Costs and Expenses;

•	Cost savings of approximately $41 million through reductions in salary and other labor-related costs as a result of our March 2002 reorganization and February and June 2003 restructurings;

•	A reduction of over $20 million in costs due to management’s focus on reducing spending related to professional fees, supplies, travel and entertainment and other administrative costs; and

•	Favorable settlements of legal disputes in 2003 in addition to the unfavorable impact of increases in legal reserves in 2002.

      The decrease in selling, general and administrative expenses in 2002 as compared to 2001 is primarily attributable to:

•	Management’s focus on reducing spending related to professional fees, travel and entertainment, and other administrative costs;

•	Headcount reductions and the re-characterization of certain expenses as costs of operations as a result of the March 2002 restructuring; and

•	Divestitures of international and non-solid waste operations in 2001 and in early 2002.

      These reductions were offset partially by increased costs associated with litigation settlements, higher bad debt expense largely attributable to the weaker economy, workers compensation costs, and property-related costs such as property taxes, maintenance and security.

Depreciation and Amortization

      Depreciation and amortization includes (i) amortization of intangible assets with a definite life primarily on a straight-line basis over the definitive terms of the related agreements (generally from 3 to 7 years); (ii) depreciation of property and equipment on a straight-line basis from 3 to 50 years; (iii) amortization of landfill costs, including those incurred and all estimated future costs for landfill development, construction, closure and post-closure, on a units-of-consumption method as landfill airspace is consumed over the estimated remaining capacity of a site; and (iv) as a result of our adoption of SFAS No. 143, amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event.

      As a percentage of operating revenues, depreciation and amortization expense was 10.9% in 2003, 11.0% in 2002 and 12.1% in 2001. Depreciation and amortization remained relatively flat from 2002 to 2003 even after considering the effect of the accounting changes that resulted from our adoption of SFAS No. 143.

      The decrease in depreciation and amortization expense in 2002 is primarily attributable to our adoption of SFAS No. 142, which required that the amortization of all goodwill cease on January 1, 2002. Goodwill amortization for 2001 was $156 million, or 1.4% of operating revenues. Excluding the effect of goodwill amortization expense in 2001, depreciation and amortization expense as a percentage of revenues increased 0.3% from 2001 to 2002. The following schedule reflects the 2001 adjusted net income (excluding goodwill and negative goodwill amortization) as compared to the results of operations for December 31, 2002 and 2003 (in millions, except per share amounts).

	Years Ended December 31,

	2003	2002	2001

Reported net income	$630	$822	$503
Add back: goodwill amortization, net of taxes	—	—	124

Adjusted net income	$630	$822	$627

Basic earnings per common share:
Reported net income	$1.07	$1.34	$0.80
Goodwill amortization, net of taxes	—	—	0.20

Adjusted net income	$1.07	$1.34	$1.00

Diluted earnings per common share:
Reported net income	$1.06	$1.33	$0.80
Goodwill amortization, net of taxes	—	—	0.20

Adjusted net income	$1.06	$1.33	$1.00

Restructuring

      In 2002, we reorganized our operations to form market areas within our geographic Groups to better align collection, transport, recycling and disposal resources. As part of the restructuring, we reduced the number of field layers of management and eliminated approximately 1,900 field-level administrative and operational positions. In 2002, we recorded $38 million in pre-tax charges for costs associated with the implementation of the new structure. These charges included $36 million for employee severance and benefit costs and $2 million related to abandoned operating lease agreements.

      In February 2003, we reduced the number of market areas that make up our geographic operating Groups to 66 from 91 at December 31, 2002, and reduced certain overhead positions to further streamline our organization. Management believes that this structure results in a more effective utilization of resources and enables us to serve our customers more efficiently. In connection with these restructuring efforts, we reduced our workforce by about 700 employees and 270 contract workers. We recorded $20 million of pre-tax charges for costs associated with the implementation of the new structure, all of which was associated with employee severance and benefit costs.

      The operational efficiencies provided by these organizational changes and a focus on fully utilizing the capabilities of our information technology resources enabled us to further reduce our workforce in June 2003. This workforce reduction resulted in the elimination of 600 employee positions and 200 contract worker positions. We recorded $24 million of pre-tax charges for employee severance and benefit costs associated with this workforce reduction.

      As of December 31, 2003, approximately $11 million remains accrued for employee severance and benefit costs incurred as a result of these workforce reductions. Our obligations for the accrued severance payments continue through the third quarter of 2005.

Asset Impairments and Unusual Items

      During 2003, we recorded a net gain of $8 million to asset impairments and unusual items primarily as a result of gains of $13 million recognized on divestitures of certain operations that were offset, in part, by $5 million for asset impairment and other miscellaneous charges.

      In 2002, the net gain for asset impairments and unusual items was due primarily to (i) our receipt of approximately $11 million related to a previously impaired, non-revenue producing asset, (ii) net gains of approximately $8 million on divestitures during the year and (iii) reductions to legal reserves of approximately $8 million and loss contract reserves of approximately $7 million that we deemed were in excess of current requirements and that were initially recognized as a charge to asset impairments and unusual items.

      In 2001, the expense was comprised mainly of a charge of $374 million, which is net of the recovery from our insurers and the stockholders derivative suit against our former independent public accountant, Arthur Andersen LLP, for the settlement reached in connection with the stockholder class action lawsuit filed against us in July 1999 alleging violations of the federal securities laws. The final net cash settlement payment of $377 million, which is the amount provided by the settlement agreement plus accrued interest less our recoveries, was made in the third quarter of 2003. Additionally in 2001, we recorded a held-for-sale adjustment of approximately $15 million related to our international operations along with a held-for-sale adjustment for an investment in Mexican solid waste operations of approximately $28 million. Offsetting these expenses was a net gain of $24 million (comprised of the reversal of the held-for-sale impairment of $109 million and a held-for-use impairment of $85 million) from our decision during the third quarter of 2001 not to sell all but one of our independent power production plants, and the reclassification in the third quarter of 2001 of all but one of those plants from held-for-sale to held-for-use. Also included in asset impairments and unusual items for 2001 were reversals of certain loss contract reserves of $13 million that we determined to be in excess of current requirements.

Interest Expense

      Our interest expense decreased consistently each year from 2001 to 2003. The decrease in interest expense is partially attributable to our increased utilization of tax-exempt financing, which has resulted in a decline in our weighted average interest rate. The remaining decrease in interest expense from 2001 to 2003 is attributable to the overall positive impact of our interest rate derivative contracts, which are used to manage our interest rate exposure, and the general decline in interest rates. Interest rate swap agreements reduced interest expense by $90 million in 2003, $86 million in 2002 and $39 million in 2001.

Other Income

      We experienced a significant impact to other income in 2002 as compared to other years due primarily to the sale of an equity investment. In 2002, a company in which we held an approximately 17% interest was acquired by another entity. We also held a note from the acquired company that was paid off in connection with the acquisition. The proceeds from the repayment of the note and the sale of our equity investment resulted in a gain of approximately $43 million in the fourth quarter of 2002.

Provision for Income Taxes

      We recorded a provision for income taxes of $404 million for 2003, $422 million for 2002 and $283 million for 2001 resulting in an effective income tax rate of 36.0%, 34.0%, and 36.1% for each of the three years, respectively. See Note 8 to the consolidated financial statements for further discussion.

      The difference in federal income taxes computed at the federal statutory rate and reported income taxes for 2003 and 2002 is primarily due to state and local income taxes, offset in part by non-conventional fuel tax credits. Additionally, in 2003 we recognized a $6 million tax benefit on the settlement of certain foreign audits. In 2002 we recognized a tax benefit of approximately $16 million due to a capital gain generated in 2002 that enabled us to utilize a previously unbenefitted capital loss that arose from a divestiture. A tax benefit of approximately $31 million was also recognized in 2002 related to the carry-back of losses by our Dutch subsidiary.

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

Cumulative Effect of Changes in Accounting Principle

      In the first and fourth quarters of 2003, we recorded net of tax charges of $46 million and $43 million, respectively, to cumulative effect of changes in accounting principles for the initial adoption of the accounting changes described below.

•	Through December 31, 2002, we accrued in advance for major repairs and maintenance expenditures and deferred costs associated with annual plant outages at our waste-to-energy facilities and independent power production plants. Effective January 1, 2003, we changed our policy from this method to one that expenses these costs as they are incurred. We recorded approximately $25 million, net of taxes, or $0.04 per diluted share, as a credit to cumulative effect of changes in accounting principles.

•	Through December 31, 2002, we accrued for future losses under customer contracts that we entered into that over the contract life were projected to have direct costs greater than revenues. Effective January 1, 2003, we recorded approximately $30 million, net of taxes, or $0.05 per diluted share, as a credit to cumulative effect of changes in accounting principles.

•	In connection with the adoption of SFAS No. 143, we recorded approximately $101 million, including tax benefit, or $0.17 per diluted share, in the first quarter of 2003 as a charge to cumulative effect of changes in accounting principles. Substantially all of this charge was related to the impact of changes in accounting for landfill final capping, closure and post-closure costs.

•	In connection with the application of FIN 46 to special purpose type variable interest entities, we recorded approximately $43 million, including tax benefit, or $0.07 per diluted share, in the fourth quarter of 2003 as a charge to cumulative effect of changes in accounting principles. For a discussion of these variable interest entities see Note 19 to the consolidated financial statements.

      In the first quarter of 2002, we recorded a credit of $2 million to cumulative effect of change in accounting principle to write-off the aggregate amount of negative goodwill as a result of adopting SFAS No. 141, Accounting for Business Combinations.

      In the first quarter of 2001, adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, resulted in a gain, net of tax, of approximately $2 million.

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

      As discussed in Note 11 to the consolidated financial statements, our restructuring and workforce reductions have impacted the operating results of our reportable segments in 2003 and 2002. The following table summarizes income from operations by reportable segment for the years ended December 31, 2003, 2002 and 2001 and provides explanations of other factors contributing to the significant changes in our segments’ operating results (in millions).

	Years Ended December 31,

	2003		2002		2001

Canadian	$76	(a)	$37	(a)	$73
Eastern	360	(b)	510		529
Midwest	323		345		356
Southern	589		571		584
Western	368		375	(c)	428
Wheelabrator	229		209		229
Recycling	(7)		2		(23)
Other NASW	(26)		(38	)(d)	—

Total NASW	$1,912		$2,011		$2,176

(a)	A favorable legal settlement of $17 million in the fourth quarter of 2003 and an unfavorable legal settlement of $26 million in 2002 were the primary drivers of the increase in 2003 income from operations as compared with 2002. The unfavorable 2002 legal settlement also had a significant effect on the comparability of 2002 and 2001 income from operations for our Canadian Group.

(b)	The most significant factors that affected the Eastern Group’s 2003 operating income were (i) lower collection and landfill volumes, (ii) increased disposal costs largely due to disposal constraints in the northeastern portion of the United States, (iii) general increases in landfill operating costs and repair and maintenance costs and (iv) harsh winter weather experienced during the first quarter of 2003.

(c)	The landfill line of business was the primary driver of the decline in 2002 income from operations as compared with 2001. Specifically, the Western Group’s landfill volumes were significantly affected by (i) volume constraints in the Los Angeles market and (ii) volume declines at industrial landfills associated with the economic downturn in the western region of the United States that began in the second half of 2001 and continued throughout 2002 and into 2003.

(d)	Other NASW includes operations provided throughout our operating Groups for methane gas recovery and certain third party sub-contract and administrative revenues managed by our national accounts function. Also included are certain year-end adjustments related to the reportable segments that are not included in the measure of segment profit or loss used to assess their individual Group performance for the periods disclosed. The decline in income from operations was driven in part by increased costs associated with our national accounts function, primarily due to 2001 credit adjustments for bad debt and loss contract reserves, and in part by the effect of unfavorable 2002 year-end adjustments and favorable 2001 year-end adjustments related to the reportable segments.

Liquidity and Capital Resources

      The following is a summary of our cash balances and cash flows for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001

Cash and cash equivalents at the end of the year	$135	$264	$730

Cash provided by operating activities	$1,926	$2,153	$2,355

Cash used in investing activities	$(1,084)	$(962)	$(1,232)

Cash used in financing activities	$(973)	$(1,658)	$(485)

      Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less.

      We generated cash flows from operations of approximately $1.9 billion in 2003, which included approximately $109 million received for the fair value of interest rate swap agreements terminated prior to their scheduled maturities. Also included as a component of 2003 cash flows from operations is a net cash outflow of approximately $223 million associated with the final settlement of our securities class action lawsuit, which occurred during the third quarter. Settlement related activity impacting our operating cash flows during the year includes: (i) a final net cash settlement payment of approximately $377 million associated with the settlement agreement of a shareholder class action suit plus accrued interest; (ii) utilization of insurance proceeds of approximately $87 million to settle the remaining portion of the settlement; (iii) a total tax benefit of approximately $138 million, of which we realized $66 million in the second quarter and $36 million in each of the third and fourth quarters and (iv) related net settlement recoveries of approximately $16 million.

      During 2003 we used $1.1 billion for investing activities, consisting of $1.2 billion for capital expenditures and $337 million for the acquisition of businesses, net of cash acquired, which were offset by net receipts of $371 million from restricted funds and proceeds from divestitures of businesses, net of cash divested, and other asset sales and other items of $82 million. Additionally, we used $1.0 billion for financing activities, which consisted primarily of the repurchase of shares of our common stock for $550 million and net debt reductions of $456 million.

      Our cash balances decreased by $466 million from December 31, 2001 to December 31, 2002. This decrease is primarily attributable to capital expenditures, our stock repurchase program and the repayment of portions of our senior note issuances prior to their maturity dates.

      In 2002, cash flow from operations was favorably impacted by $166 million for cash received from counterparties for certain interest rate swap agreements that we terminated prior to the scheduled maturities, offset by cash paid of $66 million to counterparties for the settlement of hedging agreements entered into to secure underlying interest rates related to our 2002 debt issuances. Included in our investing activities was cash paid of $1.3 billion for capital expenditures and $162 million for acquisitions of solid waste businesses. These expenditures were offset by proceeds of $487 million from other investing activities, primarily proceeds from sales of assets and net cash receipts from restricted funds. Included in our financing activities was cash paid of $982 million for the repurchase of shares of our common stock. In addition, we paid $697 million for net debt reductions and received $27 million from exercises of common stock options and warrants.

      In 2001, we generated cash flows from operations of approximately $2.4 billion. Favorably impacting cash flows from operations was cash received of $59 million for the settlement of environmental related claims that we had against certain insurance carriers and $64 million that we received from counterparties when we terminated certain interest rate swap agreements prior to the scheduled maturities. Included in our investing activities was $1.3 billion of capital expenditures and $116 million for acquisitions of solid waste businesses. These expenditures were offset by proceeds from sales of assets and other investing activities of $212 million. In addition, we used $485 million for financing activities, which is comprised of $510 million of net debt reductions and $25 million of other financing activities, offset by proceeds of $50 million from exercises of common stock options and warrants.

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

      In addition to our working capital needs for ongoing operations, we have capital requirements for (i) capital expenditures for construction and expansion of landfill sites, as well as new trucks and equipment for collection and other operations, (ii) refurbishments and improvements at waste-to-energy facilities and (iii) business acquisitions. For 2004, we currently expect to spend approximately $1.15 billion to $1.25 billion for capital expenditures and approximately $250 million for acquisitions.

      In February 2002, we announced that our Board of Directors had approved a stock repurchase program for up to $1 billion in annual repurchases for each year through 2004, to be implemented at management’s discretion. Share repurchases in 2003 were less than the $1 billion allowed because we used funds that would have otherwise been available for this program to settle our securities class action lawsuit and for our acquisition program. We expect to utilize cash flows from operations for purchases made in either open market or privately negotiated transactions.

      The following is a summary of activity to date for our stock repurchase program (in millions, except shares in thousands and price per share in dollars).

	Agreement		Common Stock		Total			Net Common
					Purchase	Settlement		Stock
Transaction Type	Initiating Date	Settlement Date	Shares	Price	Price	(Received)/Paid		Repurchases

Private Accelerated Purchase(a)	March 2002	August 2002	10,925	$27.46	$300	$(18	)(b)	$282
Private Accelerated Purchase(a)	December 2002	February 2003	1,731	$24.52	42	(3	)(c)	39
Private Accelerated Purchase(a)	March 2003	May 2003	2,400	$20.00	48	3	(d)	51
Open Market Purchases(e)	N/A	N/A	45,244	$19.70-$29.48	1,184	N/A		1,184

			60,300		$1,574			$1,556

(a)	We accounted for the initial payments as a purchase of treasury stock and classified the future settlements with the counterparty as an equity instrument because we had the option under these agreements to settle our obligations, if any, in shares of our common stock.

(b)	The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $18 million less than the approximately $300 million we initially paid. Pursuant to the terms of the agreement, the counterparty paid us this difference of approximately $18 million at the end of the valuation period, which occurred during the third quarter of 2002, to settle the agreement. We accounted for the cash receipt as an adjustment to the carrying value of treasury stock and have therefore included it in common stock repurchases within financing activities in the consolidated statement of cash flows.

(c)	The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $3 million less than the approximately $42 million we initially paid. Pursuant to the agreement, the counterparty paid us the difference of approximately $3 million at the end of the valuation period to settle the agreement.

(d)	The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $3 million more than the approximately $48 million we initially paid. Pursuant to the agreement, we paid the counterparty the difference of approximately $3 million at the end of the valuation period to settle the agreement.

(e)	During 2003 we purchased 19.6 million shares of our common stock in open market purchases for approximately $526 million. During 2002 we purchased 25.6 million shares of our common stock in open market purchases for approximately $658 million. We engaged in these purchases when trading was allowed pursuant to law and our insider trading policy.

     In August 2003, we announced that the Board of Directors approved a quarterly dividend program beginning in 2004. It is expected that the dividend will be $0.1875 per share per quarter, or $0.75 per share annually. The first quarterly dividend of $0.1875 per share will be paid on March 25, 2004 to stockholders of record as of March 1, 2004. Our 2004 dividend payments are expected to result in a cash outlay of approximately $430 million.

      The following table summarizes our contractual obligations as of December 31, 2003 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2004		2005	2006	2007	2008	Thereafter	Total

Recorded Obligations:
Expected environmental liabilities(a)
Final capping, closure and post-closure	$109		$118	$83	$71	$98	$1,165	$1,644
Environmental remediation	57		62	29	17	13	198	376

	166		180	112	88	111	1,363	2,020
Debt payments(b)	514	(c)	863	433	475	518	5,708	8,511
Unrecorded Obligations:(d)
Non-cancelable operating lease obligations(e)	81		75	69	62	49	230	566
Unconditional purchase obligations(f)	204		102	95	75	73	306	855

Anticipated liquidity impact as of December 31, 2003	$965		$1,220	$709	$700	$751	$7,607	$11,952

(a)	Environmental liabilities include final capping, closure, post-closure and environmental remediation costs. The amounts included here reflect environmental liabilities recorded in our consolidated balance sheet as of December 31, 2003 without the impact of discounting and inflation. The environmental liabilities included in our balance sheet at December 31, 2003 are based upon the estimated fair value of the final-capping, closure and post-closure obligations associated with the airspace capacity that has been consumed at our landfills through the end of the reporting period and our estimates of probable environmental remediation obligations. Our recorded environmental liabilities will increase as we continue to place additional tons within the permitted airspace at our landfills.

(b)	Related interest obligations have been excluded from this maturity schedule. Our 2004 interest payments are expected to be approximately $500 million. Additionally, we use interest rate derivatives to manage our exposure to variability in interest rates. See Note 7 to our consolidated financial statements for disclosure associated with the terms of these instruments.

(c)	We have $819 million of debt obligations with contractual maturities on or before December 31, 2004. This includes $150 million of 8.0% senior notes due April 30, 2004, $200 million of 6.5% senior notes due May 15, 2004 and $294 million of 7% senior notes due October 1, 2004. We have classified $550 million of these debt obligations as long-term at December 31, 2003 because we have the intent and ability to refinance these obligations with long-term debt instruments. Classified as a current obligation at December 31, 2003 is $245 million of fixed rate tax-exempt bonds subject to repricing within the next twelve months, which is prior to their scheduled maturities. If the reoffering of the bonds is unsuccessful, then the bonds can be put to us. These bonds are not backed by letters of credit that would serve to guarantee repayment in the event of a failed offering.

(d)	Our unrecorded obligations represent operating lease obligations and purchase commitments from which we expect to realize an economic benefit in future periods. We have also made certain guarantees, as discussed in Note 10, that we do not expect to materially affect our current or future financial position, results of operations or liquidity.

(e)	Included in our non-cancelable operating lease obligations are minimum rent payments for two of our waste-to-energy facilities that are required under leasing arrangements that we have with unconsolidated variable interest entities. See Note 23 to the consolidated financial statements for a discussion of the terms of these lease agreements. Our commitments under these lease arrangements do not materially impact our financial position, results of operations or liquidity.

(f)	See Note 10 to the consolidated financial statements for discussion on the nature and terms of our unconditional purchase obligations.

     We have contingencies that are deemed not reasonably likely and thus not included in the above table. See Note 10 to the consolidated financial statements for further discussion.

      Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. However, we also have bank borrowings available to meet our capital needs and contractual obligations and, when appropriate, will obtain financing by issuing debt or common stock.

      As of December 31, 2003, we had a three-year, $650 million syndicated revolving credit facility and a five-year, $1.75 billion syndicated revolving credit facility. The three-year revolver matures in June 2005 and the five-year revolver matures in June 2006. At December 31, 2003, no borrowings were outstanding under our revolving credit facilities and we had unused and available credit capacity under these facilities of approximately $792 million.

      As of December 31, 2003, we are required to maintain the following financial covenants under our revolving credit facilities: (i) an interest coverage ratio; (ii) total debt to EBITDA ratio; and (iii) minimum net worth, all as defined in the credit facilities solely for the purpose of determining compliance with the covenants. The interest coverage ratio requires that at the end of any fiscal quarter we will not permit the ratio of (A) our consolidated net income plus interest expense and income taxes (“EBIT”) for the four fiscal quarters then ending to (B) consolidated total interest expense for such period, to be less than 3 to 1. The total debt to EBITDA covenant requires that at the end of any fiscal quarter, we will not permit the ratio of (A) all indebtedness and certain contingent liabilities such as financial guarantees to (B) EBIT plus depreciation and amortization expense (“EBITDA”) for the four fiscal quarters then ending to exceed 3.25 to 1. Our minimum net worth covenant restricts us from allowing stockholders’ equity to be less than $3.5 billion plus 75% of our cumulative consolidated net income for each fiscal quarter, beginning with the first fiscal quarter ended March 31, 2001. The credit facilities requiring compliance with these financial covenants state that the calculations must be based on generally accepted accounting principles promulgated by the Financial Accounting Standards Board and applied by us during the latest fiscal year before the date of the facilities, or December 31, 2000 and 2001. Therefore, our adoption or implementation of accounting pronouncements or interpretations effective after those dates does not impact the calculation of the financial covenants defined above. We are in compliance with all covenants under our revolving credit facilities and all other debt instruments.

      We have increased our utilization of tax-exempt financing and plan to continue this trend due to the attractive rates offered for these instruments. As such, we continue to assess our financial assurance and letter of credit requirements and expect that we will arrange additional long-term letter of credit and/or surety bond capacity in advance of our business requirements.

      We have issued tax-exempt bonds primarily for the construction of collection and disposal facilities. Proceeds from these financing arrangements are directly deposited into trust funds and we do not have the ability to utilize the funds in regular operating activities. Accordingly, we report these amounts as an investing activity when the cash is released from the trust funds and a financing activity when the industrial revenue bonds are repaid. At December 31, 2003, approximately $465 million of funds were held in trust to meet future capital expenditures at various facilities. These fund balances are included as other long-term assets in the accompanying consolidated balance sheets. Historically, proceeds from the issuance of tax-exempt bonds held in trust funds have been invested in cash and cash equivalents. Beginning in the fourth quarter of 2003 we determined that it would be beneficial to invest these funds in longer term, higher yield debt instruments. As of December 31, 2003, $397 million of our trust fund assets funded by tax-exempt bonds and held for future capital expenditures were invested in U.S. government agency debt securities with maturities ranging from less than one year to three years.

      We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired mix of fixed and floating rate debt, which was approximately 63% fixed and 37% floating at December 31, 2003. In addition, we use variable rate tax-exempt financings and periodically enter into derivative transactions to secure the then-current market interest rate in anticipation of senior debt issuances.

Off-Balance Sheet Arrangements

      We are party to (i) lease agreements with unconsolidated variable interest entities as discussed in Note 23 to the consolidated financial statements, (ii) product and service purchase commitments as discussed in the Other long-term commitments section of Note 10 to the consolidated financial statements and (iii) guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 10 to the consolidated financial statements. These lease agreements and purchase commitments are established in the ordinary course of our business and are designed to provide us with access to facilities, products and services at competitive, market-driven prices. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the period ended December 31, 2003 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

      We believe that inflation has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental liabilities.

New Accounting Pronouncements

      Information regarding our assessment of new accounting pronouncements can be found in Note 23 to the consolidated financial statements included in this report.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

      In the normal course of business, we are exposed to market risks, including changes in interest rates, foreign currency rates and certain commodity prices. From time to time, we use derivatives to manage some portion of these risks. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount, with no multipliers or leverage. As of December 31, 2003, all of the derivatives were related to actual or anticipated exposures of our transactions, with the exception of certain derivatives related to the fiber commodity markets that were entered into for trading purposes. We are exposed to credit risk in the event of non-performance by our derivative counterparties. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties, all of whom we either consider credit-worthy, or who have issued letters of credit to support their performance.

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

      Interest Rate Exposure. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations, which are denominated in U.S. dollars. In addition, we use interest rate swaps to either lock in or limit the variability in the interest rates to manage the mix of fixed and floating rate debt obligations. An instantaneous, one percentage point decrease in interest rates across all maturities and applicable yield curves would increase the fair value of our combined debt and interest rate swap positions at both December 31, 2003 and 2002 by approximately $500 million. This analysis does not reflect the effect that declining interest rates would have on other items, such as new borrowings, nor the favorable impact they would have on interest expense and cash payments for interest. Since a significant portion of our debt is at fixed rates, changes in market interest rates would not significantly impact operating results until and unless our fixed rate debt would need to be refinanced at maturity.

      We are also exposed to interest rate market risk because we have approximately $752 million of restricted funds held in trust funds and escrow accounts included as a component of other long-term assets in our consolidated balance sheet. These funds are generally restricted for future capital expenditures and closure, post-closure and remedial activities at our disposal facilities and are therefore invested in high quality, liquid instruments including money market accounts and U.S. government agency debt securities. Because of the short-terms of these investments, we believe that our exposure to changes in fair value due to interest rate fluctuations is insignificant.

      Currency Rate Exposure. From time to time, we have used foreign currency derivatives to mitigate the impact of currency translation on cash flows on intercompany foreign-currency denominated debt. There would be no material impact if there were an instantaneous 10% decrease in foreign exchange rates at either December 31, 2003 or December 31, 2002.

      Commodities Price Exposure. We market recycled waste paper products such as ONP and OCC from our material recovery facilities. We enter into financial fiber swaps to mitigate the variability in cash flows from a portion of these sales. Under these swap agreements, we pay a floating index price and receive a fixed price for a fixed period of time. We record changes in the fair value of these fiber swap agreements not designated as hedges immediately to earnings. All derivative transactions are subject to our risk management policy which governs the type of instruments that may be used and our risk exposure limits. An instantaneous 10% increase in OCC and ONP prices would decrease the fair value of our hedges by approximately $10 million on both December 31, 2003 and 2002. This analysis excludes the underlying physical commodity sales positions that are being hedged.

      See Notes 2 and 7 to the consolidated financial statements for further discussion of the use of and accounting for derivative instruments.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 25, 2002 expressed an unqualified opinion on those statements before the restatement adjustments and disclosures described below and in Notes 2, 6 and 20.

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

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Management, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 19 to the consolidated financial statements, during 2003 the Company adopted relevant portions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.” As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company (i) changed its method of accounting for major repairs and maintenance costs and annual outage costs, (ii) changed its method of accounting for loss contracts and (iii) adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations. However, the Company made certain adjustments and disclosures to the 2001 financial statements to conform with the current year’s presentation or to comply with the adoption requirements of new accounting pronouncements, as follows:

(i)	As described in Note 2, the 2001 consolidated financial statements have been revised to include the pro forma disclosures required by the Company’s changes in its methods of accounting for major repairs and maintenance and annual outage costs, loss contracts, and asset retirement obligations. Our procedures with respect to the disclosures in Note 2 regarding 2001 included (a) agreeing the previously reported income before cumulative effect of changes in accounting principles (in total and the related earnings per share amounts) to the previously issued consolidated financial statements and agreeing the adjustments, which arose from applying the Company’s prior accounting policies, to the Company’s underlying records obtained from management, (b) agreeing the pro forma effect of applying SFAS 143 to an analysis prepared by management and (c) testing the mathematical accuracy of the reconciliation of pro forma income to previously reported income before cumulative effect of changes in accounting principles and the related earnings per share amounts.

(ii)	As described in Note 6, the 2001 consolidated financial statements have been revised to include the transitional and other disclosures required by SFAS 142, which the Company adopted as of January 1, 2002. Our procedures with respect to the disclosures in Note 6 regarding 2001 included (a) agreeing the previously reported net income (in total and the related earnings per share amounts) to the previously issued consolidated financial statements and the adjustments to those amounts representing amortization expense (including any related tax effects) recognized in 2001 related to goodwill and negative goodwill to the Company’s underlying records obtained from management, (b) testing the mathematical accuracy of the reconciliation of adjusted net income to previously reported net income and the related earnings-per-share amounts and (c) agreeing 2001 amortization expense for other intangible assets to the Company’s underlying records obtained from management.

(iii)	As described in Note 20, the Company changed the composition of its reportable segments in 2003 and 2002, and the amounts in the 2001 consolidated financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 consolidated financial statements. Our procedures included (a) agreeing the adjusted amounts of segment gross operating revenues, intercompany operating revenues, net operating revenues, income from operations, depreciation and amortization, capital expenditures and total assets to the Company’s underlying records obtained from management, (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements, and (c) agreeing goodwill amortization expense to the Company’s underlying records obtained from management.

In our opinion, the adjustments and disclosures described in (i), (ii) and (iii) above are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

Houston, Texas

February 10, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Waste Management, Inc.

      We have audited the accompanying consolidated balance sheets of Waste Management, Inc., a Delaware corporation, and subsidiaries (the “Company”), as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Houston, Texas

February 25, 2002

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH WASTE MANAGEMENT, INC.’S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value amounts)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$135	$264
Accounts receivable, net of allowance for doubtful accounts of $58 and $60 respectively	1,494	1,379
Notes and other receivables	317	369
Parts and supplies	82	80
Deferred income taxes	421	551
Prepaid expenses and other assets	139	161

Total current assets	2,588	2,804
Property and equipment, net of accumulated depreciation and amortization of $9,553 and $8,498, respectively	11,411	10,612
Goodwill	5,266	5,079
Other intangible assets, net	156	105
Other assets	1,235	1,256

Total assets	$20,656	$19,856

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$639	$526
Accrued liabilities	1,750	2,106
Deferred revenues	429	414
Current portion of long-term debt	514	231

Total current liabilities	3,332	3,277
Long-term debt, less current portion	7,997	8,062
Deferred income taxes	1,663	1,548
Landfill and environmental remediation liabilities	1,124	884
Other liabilities	727	758

Total liabilities	14,843	14,529

Minority interest in subsidiaries and variable interest entities	250	19

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,501	4,513
Retained earnings	2,497	1,873
Accumulated other comprehensive loss	(53)	(179)
Treasury stock at cost, 54,164,336 and 35,682,000 shares, respectively	(1,388)	(905)

Total stockholders’ equity	5,563	5,308

Total liabilities and stockholders’ equity	$20,656	$19,856

See notes to consolidated financial statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,

	2003	2002	2001

Operating revenues	$11,574	$11,142	$11,322

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	7,517	6,880	6,666
Selling, general and administrative	1,216	1,392	1,622
Depreciation and amortization	1,265	1,222	1,371
Restructuring	44	38	—
Asset impairments and unusual items	(8)	(34)	380

	10,034	9,498	10,039

Income from operations	1,540	1,644	1,283

Other income (expense):
Interest expense	(439)	(467)	(544)
Interest income	12	21	37
Minority interest	(6)	(7)	(5)
Other income, net	16	51	13

	(417)	(402)	(499)

Income before income taxes and cumulative effect of changes in accounting principles	1,123	1,242	784
Provision for income taxes	404	422	283

Income before cumulative effect of changes in accounting principles	719	820	501
Cumulative effect of changes in accounting principles, net of income tax benefit of $60 in 2003, $0 tax impact in 2002 and income tax expense of $2 in 2001	(89)	2	2

Net income	$630	$822	$503

Basic income per common share:
Income before cumulative effect of changes in accounting principles	$1.22	$1.34	$0.80
Cumulative effect of changes in accounting principles	(0.15)	—	—

Net income	$1.07	$1.34	$0.80

Diluted income per common share:
Income before cumulative effect of changes in accounting principles	$1.21	$1.33	$0.80
Cumulative effect of changes in accounting principles	(0.15)	—	—

Net income	$1.06	$1.33	$0.80

Cash dividends per common share	$0.01	$0.01	$0.01

Pro forma income and earnings per common share assuming changes in accounting principles described in Note 2 and Note 6 are applied retroactively:
Income before cumulative effect of changes in accounting principles	$719	$773	$567
Basic earnings per common share before cumulative effect of changes in accounting principles	$1.22	$1.26	$0.90
Diluted earnings per common share before cumulative effect of changes in accounting principles	$1.21	$1.25	$0.90

See notes to consolidated financial statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$630	$822	$503
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of changes in accounting principles	89	(2)	(2)
Provision for bad debts	45	42	20
Depreciation and amortization	1,265	1,222	1,371
Deferred income tax provision	363	319	131
Minority interest	6	7	5
Net gain on disposal of assets	(12)	(56)	(18)
Effect of asset impairments and unusual items	(8)	(34)	380
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(79)	43	34
Prepaid expenses and other current assets	19	(2)	2
Other assets	73	122	34
Accounts payable and accrued liabilities	(415)	(359)	(85)
Deferred revenues and other liabilities	(50)	29	(20)

Net cash provided by operating activities	1,926	2,153	2,355

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(337)	(162)	(116)
Capital expenditures	(1,200)	(1,287)	(1,328)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	74	175	58
Net receipts from restricted funds	371	273	138
Other	8	39	16

Net cash used in investing activities	(1,084)	(962)	(1,232)

Cash flows from financing activities:
New borrowings	107	894	1,628
Debt repayments	(563)	(1,591)	(2,138)
Common stock repurchases	(550)	(982)	—
Cash dividends	(6)	(6)	(6)
Exercise of common stock options and warrants	52	27	50
Other	(13)	—	(19)

Net cash used in financing activities	(973)	(1,658)	(485)

Effect of exchange rate changes on cash and cash equivalents	2	1	(2)

Increase (decrease) in cash and cash equivalents	(129)	(466)	636
Cash and cash equivalents at beginning of year	264	730	94

Cash and cash equivalents at end of year	$135	$264	$730

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest and periodic settlements from interest rate swap agreements	$479	$490	$563
Income taxes	97	201	47

See notes to consolidated financial statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

					Accumulated
					Other	Restricted
	Common Stock		Additional		Comprehensive	Stock	Treasury Stock		Compre-
			Paid-in	Retained	Income	Unearned			hensive
	Shares	Amounts	Capital	Earnings	(Loss)	Compensation	Shares	Amount	Income

Balance, January 1, 2001	629,622	$6	$4,497	$560	$(126)	$(3)	(6,972)	$(133)
Net income	—	—	—	503	—	—	—	—	$503
Cash dividends	—	—	—	(6)	—	—	—	—
Common stock issued upon exercise of stock options and warrants, including tax benefit of $15	—	—	3	—	—	—	3,317	63
Common stock issued in connection with litigation settlements	289	—	13	—	—	—	785	15
Earned compensation related to restricted stock	—	—	—	—	—	1	—	—
Minimum pension liability adjustment, net of taxes of $1	—	—	—	—	2	—	—	—	2
Unrealized gain resulting from changes in fair values of derivative instruments, net of taxes of $4	—	—	—	—	5	—	—	—	5
Gains on derivative instruments reclassified into earnings, net of taxes of $3	—	—	—	—	(4)	—	—	—	(4)
Unrealized gain on marketable securities, net of taxes of $4	—	—	—	—	6	—	—	—	6
Translation adjustment of foreign currency statements	—	—	—	—	(31)	—	—	—	(31)
Other	421	—	10	—	—	—	556	11

Balance, December 31, 2001	630,332	$6	$4,523	$1,057	$(148)	$(2)	(2,314)	$(44)	$481

Net income	—	—	—	822	—	—	—	—	$822
Cash dividends	—	—	—	(6)	—	—	—	—
Common stock issued upon exercise of stock options and warrants, including tax benefit of $7	—	—	(7)	—	—	—	1,719	41
Common stock issued in connection with litigation settlements	—	—	(2)	—	—	—	2,663	68
Common stock repurchases, net of settlements	—	—	—	—	—	—	(38,250)	(982)
Earned compensation related to restricted stock	(38)	—	(1)	—	—	2	—	—
Unrealized loss resulting from changes in fair values of derivative instruments, net of tax benefit of $27	—	—	—	—	(42)	—	—	—	(42)
Losses on derivative instruments reclassified into earnings, net of taxes of $1	—	—	—	—	2	—	—	—	2
Unrealized loss on marketable securities, net of tax benefit of $4	—	—	—	—	(6)	—	—	—	(6)
Translations adjustment of foreign currency statements	—	—	—	—	15	—	—	—	15
Other	(12)	—	—	—	—	—	500	12

Balance, December 31, 2002	630,282	$6	$4,513	$1,873	$(179)	$—	(35,682)	$(905)	$791

Net income	—	—	—	630	—	—	—	—	$630
Cash dividends	—	—	—	(6)	—	—	—	—
Common stock issued upon exercise of stock options and warrants and grants of restricted stock, including tax benefit of $9	—	—	(8)	—	—	—	2,779	69
Common stock repurchases, net of settlements	—	—	—	—	—	—	(22,050)	(574)
Unrealized loss resulting from changes in fair values of derivative instruments, net of tax benefit of $3	—	—	—	—	(4)	—	—	—	(4)
Loss on derivative instruments reclassified into earnings, net of tax benefit of $1	—	—	—	—	1	—	—	—	1
Unrealized gain on marketable securities, net of taxes of $0	—	—	—	—	1	—	—	—	1
Minimum pension liability adjustment, net of taxes of $1	—	—	—	—	1	—	—	—	1
Translation adjustment of foreign currency statements	—	—	—	—	127	—	—	—	127
Other	—	—	(4)	—	—	—	789	22

Balance, December 31, 2003	630,282	$6	$4,501	$2,497	$(53)	$—	(54,164)	$(1,388)	$756

See notes to consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2003, 2002 and 2001

1.	Business

      The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation, its majority-owned subsidiaries and entities required to be consolidated pursuant to the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) (See Note 19). Waste Management, Inc. is a holding company that conducts all of its operations through its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc. and all of its consolidated subsidiaries. When we use the term “WMI,” we are referring only to the parent holding company, and are not including any of the subsidiaries.

      We are the leading provider of integrated waste services in North America. We provide collection, transfer, recycling and resource recovery, and disposal services. We are also a leading developer, operator and owner of waste-to-energy facilities in the United States. Our customers include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities and governmental entities.

2.	Summary of Significant Accounting Policies

Principles of consolidation

      The accompanying consolidated financial statements include the accounts of WMI and its majority-owned subsidiaries after elimination of all material intercompany balances and transactions. Additionally, variable interest entities where we are the primary beneficiary are consolidated as required by FIN 46 as discussed in Note 19. Investments in affiliated companies in which we have a controlling interest are consolidated for financial reporting purposes. Investments in affiliated entities in which we do not have a controlling interest are accounted for under either the equity method or cost method of accounting, as appropriate. These investments are regularly reviewed for impairment issues and propriety of accounting treatment.

Estimates and assumptions

      In preparing our financial statements, we make several estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. We must make these estimates and assumptions because certain of the information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment, as more fully described in Note 3.

Reclassifications

      On January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Pursuant to the adoption of SFAS No. 145, we have reclassified 2002 and 2001 losses on the extinguishment of debt of $3 million and $2 million, respectively, that had previously been reported as extraordinary. The impact of this reclassification on the results of operations for the year ended December 31, 2002 was a $5 million increase in interest expense and a $2 million decrease in the income tax provision. The impact of this reclassification on the results of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations for the year ended December 31, 2001 was a $3 million increase in interest expense and a $1 million decrease in the tax provision.

      In March 2002, we adopted a new organizational structure to align collection, transport, recycling and disposal resources into market areas, and we reduced the number of layers of management and consolidated certain administrative and support functions. During our 2003 planning processes we determined that certain costs we previously reported as selling, general and administrative expenses were more appropriately classified as operating expenses after the adoption of the new organizational structure. These costs include certain maintenance and repairs, property taxes, insurance and claims, rent, utilities, permits and fees. We began reporting these costs as operating expenses in the first quarter of 2003. In order to conform the prior period presentation of these costs with the current period presentation, we have reclassified $137 million of costs previously reported as selling, general and administrative expenses for the year ended December 31, 2002 to operating expenses in the accompanying consolidated statement of operations. Costs identified for reclassification are those costs incurred beginning in the second quarter of 2002, as this was the first full accounting period that these organizational changes were effective. Additional disclosures associated with this restructuring are included in Note 11.

      As discussed in Note 10, we carry a broad range of insurance coverages to protect our assets and operations from certain risks. We use these insurance programs to mitigate our risk of loss allowing us to effectively manage our self-insurance exposure associated with potential claims. Until December 31, 2003, the recorded liabilities in our balance sheet for personal liability claims were based on our estimates of exposure net of insurance recoveries. As of December 31, 2003 we began recording our gross estimated obligation associated with these claims as a component of accrued liabilities and other long-term liabilities in our balance sheet. We are therefore also including approximately $266 million in estimated insurance recoveries as a component of current notes and other receivables and other long-term assets in our December 31, 2003 balance sheet. We believe this approach provides management and investors with information more reflective of our total estimated obligations for claims and our ability to utilize insurance to manage our exposure to loss. In order to conform the prior year’s presentation of our assets and liabilities with the current year’s presentation we have classified $104 million of estimated insurance recoveries as current notes and other receivables and $121 million of estimated insurance recoveries as other long-term assets in the 2002 balance sheet. In prior presentations, these amounts had been netted against claim obligations in accrued liabilities and other long-term liabilities under our former presentation.

      Certain reclassifications have also been made in the 2002 and 2001 consolidated statements of cash flows in order to conform to the current period presentation.

2003 Accounting Changes

      On January 1, 2003, we implemented changes in our methods of accounting for major repairs and maintenance, loss contracts and asset retirement obligations. See additional discussion associated with the nature and impact of these accounting changes below. We also changed our method of accounting for our interests in two variable interest entities on December 31, 2003, as described in Note 19. This change in accounting did not impact our 2003 income before cumulative effect of changes in accounting principles and therefore had no impact on the comparability of our results of operations as presented. Additionally, our results of operations for each of these periods would not have been significantly impacted by the consolidation of these entities as of the beginning of the earliest year presented. Therefore, the application of FIN 46 has been excluded from the following analysis.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If the accounting changes we implemented during 2003 for major repairs and maintenance, loss contracts and asset retirement obligations had been effective in 2002 and 2001, the impact on income before cumulative effect of changes in accounting principles and earnings per common share (in millions, except per share amounts) would have been as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Reported income before cumulative effect of changes in accounting principles	$719	$820	$501
Repairs and maintenance, net of tax	—	3	3
Loss contracts, net of tax	—	(17)	(37)
Adoption of SFAS No. 143, net of tax	—	(33)	(24)

Pro forma income	$719	$773	$443

Basic earnings per common share:
Reported income before cumulative effect of changes in accounting principles	$1.22	$1.34	$0.80
Repairs and maintenance, net of tax	—	—	—
Loss contracts, net of tax	—	(0.03)	(0.06)
Adoption of SFAS No. 143, net of tax	—	(0.05)	(0.04)

Pro forma income	$1.22	$1.26	$0.70

Diluted earnings per common share:
Reported income before cumulative effect of changes in accounting principles	$1.21	$1.33	$0.80
Repairs and maintenance, net of tax	—	—	—
Loss contracts, net of tax	—	(0.03)	(0.06)
Adoption of SFAS No. 143, net of tax	—	(0.05)	(0.04)

Pro forma income	$1.21	$1.25	$0.70

Repairs and Maintenance

      Through December 31, 2002, we accrued in advance for major repairs and maintenance expenditures and we deferred costs associated with annual plant outages at our waste-to-energy facilities and independent power production plants. Effective January 1, 2003, we changed our policy from this method to one that expenses these costs as they are incurred. In the first quarter of 2003, we recorded approximately $25 million, net of taxes, or $0.04 per diluted share, as a credit to cumulative effect of changes in accounting principles. We believe our current method of accounting is preferable because it (i) provides operating results that more clearly reflect the timing and amount of required expenditures, (ii) more clearly reflects our assets and liabilities, and (iii) reduces the need to make additional estimates and assumptions. This change in accounting principle has had an immaterial impact on our consolidated results of operations for the year ended December 31, 2003. However, timing of repair and maintenance expenditures cause slight fluctuations in operating results between reporting periods that were not experienced under our previous accounting.

Loss Contracts

      Through December 31, 2002, if our customer contracts that we entered into were projected to have direct costs greater than revenues over the life of the contract, we accrued for those future losses. Effective

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2003, we changed our policy from this method to one that expenses these losses as they are incurred. In the first quarter of 2003, we recorded approximately $30 million, net of taxes, or $0.05 per diluted share, as a credit to cumulative effect of changes in accounting principles. We believe our current method of accounting is preferable because it (i) provides operating results that more clearly reflect the timing and amount of contract losses generated, (ii) more clearly reflects our liabilities, and (iii) reduces the need to make additional estimates and assumptions. The effect of this change in accounting principle is not material to our results of operations for the year ended December 31, 2003.

Adoption of SFAS No. 143 — Accounting for Asset Retirement Obligations

      Upon our adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, we recorded approximately $101 million, including tax benefit, or $0.17 per diluted share, in the first quarter of 2003 as a charge to cumulative effect of changes in accounting principles. Substantially all of this charge was related to changes in accounting for landfill final capping, closure and post-closure costs. The application of SFAS No. 143 reduced income before cumulative effect of changes in accounting principles for the year ended December 31, 2003 by approximately $28 million, net of tax benefit, or $0.05 per diluted share. The following table summarizes the balance sheet impact of our initial adoption of SFAS No. 143 and our landfill and environmental remediation liabilities as of January 1, 2002 computed on a pro forma basis as if the provisions of SFAS No. 143 had been applied during all periods affected (in millions):

				Pro Forma
	Balance at		Balance at	Balance at
	December 31,		January 1,	January 1,
	2002	Change	2003	2002(a)

Landfill assets	$8,607	$257	$8,864	$8,409
Accumulated landfill airspace amortization	(3,539)	(161)	(3,700)	(3,330)

Net landfill assets	$5,068	$96	$5,164	$5,079

Current landfill liabilities	$49	$67	$116	$111
Current environmental remediation liabilities	65	—	65	66

Current landfill and environmental remediation liabilities	114	67	181	177

Long-term landfill liabilities	606	199	805	748
Long-term environmental remediation liabilities	278	—	278	255

Long-term landfill and environmental remediation liabilities	884	199	1,083	1,003

Total landfill and environmental remediation liabilities	$998	$266	$1,264	$1,180

(a)	The pro forma computations have been performed based on assumptions and interest rates at January 1, 2003, the date of adoption of SFAS No. 143.

     See further discussion related to the impact of our adoption of SFAS No. 143 on our accounting policies under Landfill Accounting within this Note.

Cash and cash equivalents

      Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of credit risk

      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, the investments held within our trust funds and escrow accounts, accounts receivable and derivative instruments. We place our cash and cash equivalents with high quality financial institutions and hold high quality debt instruments in our trust funds and escrow accounts. We also limit our credit exposure by limiting our investments held with any one financial institution or in any one debt instrument. Concentrations of credit risk with respect to accounts receivable are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. At December 31, 2003 and 2002, no single customer represented greater than 5% of total accounts receivable. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform credit evaluations for commercial and industrial customers and perform ongoing credit evaluations of our customers, but generally we do not require collateral to support accounts receivable. Credit losses are provided for in the financial statements. Credit risk relating to derivative instruments results from the fact that we enter into interest rate and commodity price swap agreements with various counterparties. However, we regularly monitor our derivative positions by evaluating the creditworthiness of the counterparties, all of whom we consider creditworthy, or who have delivered letters of credit to support their performance.

Trade, notes and other receivables

      Our receivables are recorded when billed, advanced or accrued and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate our allowance for doubtful accounts based on historical collection trends, type of customer, such as municipal or non-municipal, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectiblity of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written-off when our internal collection efforts have been unsuccessful in collecting the amount due. Also, we generally recognize interest income on long-term interest-bearing notes receivable as the interest accrues under the terms of the notes.

Property and equipment

      Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. Minor replacements, maintenance and repairs are charged to expense as incurred.

      Through December 31, 2002, we accrued for major repair and maintenance expenditures at our waste-to-energy facilities and our independent power production plants. In the first quarter of 2003, we changed our method of accounting to one that expenses these costs as incurred as discussed under “2003 Accounting Changes.”

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      When property and equipment are retired, sold or otherwise disposed of, the cost and accumulated depreciation are removed from our accounts and any resulting gain or loss is included in the results of operations as increases or offsets to operating expense for the period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. We assume no salvage value for our depreciable property and equipment. The estimated useful lives for significant property and equipment categories are as follows (in years):

Useful Lives

Office equipment	3 to 7
Vehicles	3 to 10
Machinery and equipment	3 to 10
Commercial and roll-off containers	8 to 12
Rail haul cars	10 to 20
Buildings and improvements	5 to 40
Waste-to-energy facilities	up to 50

      We capitalize certain costs associated with developing or obtaining internal-use software. These costs include external direct costs of materials and services used in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the software development project. For the years ended December 31, 2003 and 2002, we capitalized $61 million and $110 million, respectively, of software development costs that are primarily related to the development of our enterprise-wide software systems. We include these costs as office equipment within furniture and fixtures and depreciate the software development costs over a period up to five years once the systems are placed in service.

Leases

      We lease certain office space, plant and equipment for varying periods. Our leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either capital leases or operating leases, as appropriate.

      Operating Leases — Management expects that in the normal course of business, operating leases will be renewed or replaced by other leases. Our future operating lease payments, for which we are contractually obligated as of December 31, 2003, are disclosed in Note 10.

      Capital Leases — Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease and are amortized over the shorter of either the useful life of the asset in accordance with our policy for owned assets or the lease term on a straight-line basis. The present value of the related lease payment is recorded as a debt obligation. Our future minimum annual capital lease payments are included in our total future debt obligations as disclosed in Note 7.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Landfill accounting

      Effective January 1, 2003, our method of accounting for landfill final capping, closure and post-closure changed as a result of our adoption of SFAS No. 143. With the exception of the accounting for capitalized and future landfill final capping costs, SFAS No. 143 does not change basic life-cycle accounting. The table below compares our historical practices to the method prescribed by SFAS No. 143.

Current Practice
Description	Historical Practice	(Effective January 1, 2003)

Definitions:
Final capping
Capital asset related to installation of flexible membrane and geosynthetic clay liners, drainage and compacted soil layers and topsoil constructed over areas of landfill where total airspace capacity has been consumed
Reflected as an asset retirement obligation, on a discounted basis, rather than a capital asset; each final capping event is recorded on a units of consumption basis as airspace is consumed

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
No change, except that last final capping event of each landfill will be treated as a part of final capping

Discount Rate	Risk-free rate (5.0% at December 31, 2002); determined annually unless interim changes would significantly impact results of operations	Credit-adjusted, risk-free rate (7.25% during 2003); determined annually unless interim changes would significantly impact results of operations

Cost Estimates	Costs were estimated based on performance, principally by third parties, with a small portion performed by the Company	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity

Inflation	Cost was inflated to period of performance (2.0% at December 31, 2002); determined annually unless interim changes would significantly impact results of operations	Inflation rate changed to 2.5% effective January 1, 2003 (this inflation rate was used throughout 2003); determined annually unless interim changes would significantly impact results of operations

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current Practice
Description	Historical Practice	(Effective January 1, 2003)

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

Statement of Operations Expense:
Liability accrual	Expense charged to cost of operations at same amount accrued to liability for both open and closed landfills	Revisions in liability estimates result in a corresponding change in the asset; gains and losses on settlements of liabilities are reflected in costs of operations

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

Accretion	Expense, charged to cost of operations, was accrued at risk-free rate over the life of the landfill as airspace was consumed	Expense, charged to cost of operations, is accreted at credit- adjusted, risk-free rate (7.25% during 2003) under the effective interest method

Business combinations

      All acquisitions since January 1, 2000 have been accounted for using the purchase method of accounting. We allocate the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary if, and when, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such as preacquisition environmental matters, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined. We do not believe potential differences between our fair value estimates and actual fair values are material.

      In certain business combinations, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes or the issuance of permits for expanded landfill airspace. Contingent payments, when incurred, are recorded as purchase price adjustments or compensation expense, as appropriate, based on the nature of each contingent payment.

Goodwill and other intangible assets

      Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, we do not amortize goodwill from purchases completed after June 30, 2001. Through December 31, 2001, we continued to amortize goodwill associated with purchase business combinations completed on or before June 30, 2001. All amortization of goodwill ceased January 1, 2002.

      Other intangible assets consist primarily of customer contracts, customer lists, covenants not-to-compete, licenses and permits (other than landfill permits, as all landfill related intangible assets are combined with landfill tangible assets and amortized using our landfill amortization policy). Other intangible assets are recorded at cost and are primarily amortized on a straight-line basis. Customer contracts and customer lists are generally amortized over five to seven years. Covenants not-to-compete are amortized over the term of the noncompete covenant, which is generally three to five years. Licenses, permits and other contracts are amortized over the definitive terms of the related agreements. If the underlying agreement does not contain definitive terms and the useful life is determined to be indefinite, the asset is not amortized. As of December 31, 2003, we have approximately $3 million of other intangible assets that are not amortized. For further discussion, see Note 6.

Asset impairments

      Long-lived assets consist primarily of property and equipment, goodwill and other intangible assets. Property, equipment and intangible assets other than goodwill are carried on financial statements based on their cost less accumulated depreciation or amortization. The recoverability of these assets is tested whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Typical indicators that an asset may be impaired include:

•	A significant decrease in the market price of an asset or asset group;

•	A significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition;

•	A significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group, including an adverse action or assessment by a regulator;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•	Current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

      If any of these or other indicators occur, the asset is reviewed to determine whether there has been an impairment. An impairment loss is recorded as the difference between the carrying amount and fair value of the asset. See Note 3 for further discussion on related estimates and assumptions. There are other considerations for impairments of landfills and goodwill, as described below.

      Landfills — There are certain indicators listed above that require significant judgment and understanding of the waste industry when applied to landfill development or expansion projects. For example, a regulator may initially deny a landfill expansion permit application though the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace. Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment due to the unique nature of the waste industry.

      Goodwill — We assess whether goodwill is impaired on an annual basis. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances, such as those listed above, that would indicate that, more likely than not, the book value of goodwill has been impaired.

Restricted funds

      Restricted funds are included in other non-current assets and consist principally of funds held in trust for the construction of various facilities, funds deposited in connection with landfill closure, post-closure and remedial obligations and insurance escrow deposits.

      Of the restricted funds balance of $752 million at December 31, 2003, $465 million relates to industrial revenue bonds issued primarily for the construction of collection and disposal facilities. Proceeds from these financing arrangements are directly deposited into trust funds, and we do not have the ability to use the funds in regular operating activities. Accordingly, these amounts are reported as an investing activity when the cash is released from the trust funds and as a financing activity when the industrial revenue bonds are repaid out of our cash balances. In 2003, 2002 and 2001 proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds, were $456 million, $424 million and $174 million, respectively. We treated these transactions as non-cash financing activities in our statements of cash flows.

      Historically, proceeds from the issuance of industrial revenue bonds held in trust funds have been invested in cash and cash equivalents. Beginning in the fourth quarter of 2003 we determined that it would be beneficial to invest these funds in longer term, higher yield debt instruments. As of December 31, 2003, $397 million of our trust fund assets funded by industrial revenue bonds and held for future capital expenditures were invested in U.S. government agency debt securities with maturities ranging from less than one year to three years. For the year ended December 31, 2003, our realized and unrealized gains on these investments have not been material to our results of operations and financial position.

      At several of our landfills, we provide financial assurance by depositing cash into escrow accounts or trust funds that are legally restricted for purposes of settling closure, post-closure and remedial obligations. The restricted funds balance related to the fair value of these escrow accounts and trust funds was approximately $186 million at December 31, 2003, and is primarily included as other long-term assets in our consolidated balance sheet. We are considering the impact that implementing FIN 46 may have on our current accounting practices related to these trust funds and escrow accounts. See Note 23 for disclosure of our current

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conclusions. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and remedial activities; (iii) acquisitions or divestitures of landfills; and (iv) changes in the fair value of the underlying financial instruments.

      The remaining restricted funds balance at December 31, 2003 is primarily related to funds held in trust to meet future principal and interest payments required under certain of our debt obligations.

Derivative financial instruments

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, became effective for the Company on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at fair value. We estimate the future prices of commodity fiber products and obtain current valuations of interest rate and foreign currency hedging instruments from third parties to obtain these fair values. SFAS No. 133 also requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of SFAS No. 133 resulted in a gain, net of tax, of approximately $2 million in the first quarter of 2001, which is reflected as a cumulative effect of change in accounting principle.

      We use derivative financial instruments to manage our interest rate, commodity price and foreign currency exposure. The estimated fair values of derivatives used to hedge risks fluctuate over time. These changes in fair values should be viewed in relation to the underlying hedging transaction and to the overall management of our exposure to fluctuations in interest rates, commodity prices and foreign exchange rates.

      The fair value of derivatives is included in other current assets, other long-term assets, accrued liabilities or other long-term liabilities, as appropriate. The offsetting amounts for those derivatives designated as fair value hedges are recorded as adjustments to the carrying values of the hedged items. Upon termination, this carrying value adjustment is amortized to earnings over the remaining life of the hedged item. The offsetting amounts for those derivatives designated as cash flow hedges are recorded in other comprehensive income within the equity section of our balance sheet. Upon termination, the associated balance in other comprehensive income is amortized to earnings as the hedged cash flows occur. Any ineffectiveness present in either fair value or cash flow hedges is recognized immediately in earnings without offset.

      As of December 31, 2003 and 2002, the net fair value and earnings impact of our commodity and foreign currency derivatives were immaterial to our financial position and results of operations. We did not hold either type of derivative instrument during the year ended December 31, 2001. As discussed in Note 7, our use of interest rate derivatives to manage our fixed to floating rate position has had a material impact on our operating cash flows, carrying value of debt and interest expense during these periods.

Self-insurance reserves and recoveries

      We have retained a portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, is estimated with the assistance of external actuaries. The gross estimated liability associated with settling unpaid claims is included in accrued liabilities if expected to be settled within one year, or otherwise is included in other long-term liabilities. Estimated insurance recoveries related to recorded liabilities are reflected as current notes and other receivables or other long-term assets as appropriate.

Foreign currency

      The functional currency of our operations outside the United States is the local currency of the country in which we operate. The assets and liabilities of foreign operations are translated to U.S. dollars using the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange rate at the balance sheet date. Revenues and expenses are translated to U.S. dollars using an average exchange rate during the period. The resulting translation difference is reflected as a component of other comprehensive income.

Revenue recognition

      We recognize revenues when all four criteria noted below have been satisfied:

•	Persuasive evidence of an arrangement exists, such as an executed service agreement, new customer account form or other relevant documentation;

•	Services, such as providing hauling services and accepting waste at one of our disposal facilities, are rendered or products are delivered;

•	Our price to the customer is fixed or determinable; and

•	Collectibility is reasonably assured.

      We bill for certain services prior to performance. Such services include, among others, certain residential contracts that are billed on a quarterly basis and equipment rentals. These advance billings are included in deferred revenues and recognized as revenue in the period earned for services provided.

Capitalized interest

      Interest is capitalized on certain projects under development, including landfill projects and probable landfill expansion projects, and on certain assets under construction, including internal-use software, operating landfills and waste-to-energy facilities. The capitalization of interest for operating landfills is based on the costs incurred on discrete landfill cell construction projects, plus an allocated portion of the common landfill site costs. The common site costs include the development costs of a landfill project or the purchase price of an operating landfill, and the ongoing infrastructure costs benefiting the lifecycle of the landfill. Under our current accounting practices cell construction costs include the construction of cell liners during the operating life of the site. Prior to our adoption of SFAS No. 143, final capping costs incurred during the operating life of the site were also included as a component of these cell construction costs. During 2003, 2002 and 2001, total interest costs were $461 million, $487 million and $560 million, respectively, of which $22 million, $20 million and $16 million, respectively, were capitalized, primarily for landfill construction costs.

Income taxes

      Deferred income taxes are based on the difference between the financial reporting and tax bases of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      Additionally, with respect to income taxes, we assume the deductibility of certain costs in our income tax filings and estimate the future recovery of deferred tax assets.

Accounting for stock options

      We account for our stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended. Pursuant to APB Opinion No. 25, we do not recognize compensation cost for our stock options because the number of shares potentially issuable and the exercise price, which is equal to the fair market value of the underlying stock on the date of grant, are fixed.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, 2002, and 2001, we had approximately 49.2 million, 44.5 million and 41.5 million stock options and warrants outstanding, respectively. The weighted average fair value per share of stock options granted during 2003, 2002 and 2001 was $7.53, $12.16 and $10.83, respectively. See Note 15 for further discussion on our common stock options and warrants.

      The following schedule reflects the pro forma impact on net income and earnings per common share of accounting for our stock option grants using SFAS No. 123, Accounting for Stock-Based Compensation, which would result in the recognition of compensation expense for the fair value of stock option grants (in millions, except per share amounts).

	Years Ended December 31,

	2003	2002	2001

Reported net income	$630	$822	$503
Less: compensation expense per SFAS No. 123, net of tax benefit	68	85	83

Pro forma net income	$562	$737	$420

Basic earnings per common share:
Reported net income	$1.07	$1.34	$0.80
Less: compensation expense per SFAS No. 123, net of tax benefit	0.12	0.14	0.13

Pro forma net income	$0.95	$1.20	$0.67

Diluted earnings per common share:
Reported net income	$1.06	$1.33	$0.80
Less: compensation expense per SFAS No. 123, net of tax benefit	0.11	0.14	0.13

Pro forma net income	$0.95	$1.19	$0.67

      The fair value of our stock option grants in the table above was estimated utilizing the Black-Scholes option pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rates, which vary for each grant, ranging from 2.77% to 6.19%; expected life of four to seven years for all grants; and stock price volatility ranging from 23.7% to 50.4%. Black-Scholes is a formula that calculates an estimated value of stock options based on appreciation and interest rate assumptions. Therefore, the fair value calculation of a stock option using Black-Scholes is not necessarily indicative of the actual value of a stock option.

Contingent Liabilities

      We estimate the amount of potential exposure we may have with respect to claims, assessments and litigation in accordance with SFAS No. 5, Accounting for Contingencies. We are subject to an array of laws and regulations relating to the protection of the environment. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Our estimations are based on several factors, as discussed in Note 3. We are also party to pending or threatened legal proceedings covering a wide range of matters in various jurisdictions. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such litigation.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Use of Estimates and Assumptions

      The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty that we make in preparing our financial statements relate to our accounting for landfills, environmental liabilities and asset impairments, as described below.

      Landfills — The cost estimates for final capping, closure and post-closure activities at landfills for which we have responsibility are estimated based on our interpretations of current requirements and proposed or anticipated regulatory changes. We also estimate additional costs, pursuant to the requirements of SFAS No. 143, based on the amount a third party would charge us to perform such activities even when we expect to perform these activities internally. Additionally, we estimate the airspace to be consumed related to each final capping event and the timing of each final capping event and closure and post-closure activities. Because landfill final capping, closure and post-closure obligations are measured at estimated fair value using present value techniques, changes in the estimated timing of future landfill final capping and closure and post-closure activities would have an effect on these liabilities, related assets and results of operations.

Landfill Costs — We estimate the total cost to develop each landfill site to its final capacity. This includes projected landfill costs that are uncertain because they are dependent on future events. The total cost to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs, landfill liner construction costs, operating construction costs, and capitalized interest costs.

Final Capping Costs — We estimate the cost for each final capping event based on the area to be finally capped and the capping materials and activities required. The estimates also consider when these costs would actually be paid and factor in inflation and discount rates. Our engineering personnel allocate final landfill capping costs to specific capping events. They then quantify the landfill capacity associated with each final capping event and the final capping costs for each event are amortized over the related capacity associated with the event as waste is disposed of at the landfill.

Closure and Post-Closure Costs — We base our estimates for closure and post-closure costs on our interpretations of permit and regulatory requirements for closure and post-closure maintenance and monitoring. The estimates for landfill closure and post-closure costs also consider when the costs would actually be paid and factor in, where appropriate, inflation and discount rates. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption uncertain.

Available Airspace — Our engineers are responsible for determining available airspace at our landfills. This is done by using surveys and other methods to calculate, based on height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of at a landfill before it has reached its final capacity.

Expansion Airspace — We also include currently unpermitted airspace in our estimate of available airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year, and the expansion permit to be received within five years. Second, we must believe the success of obtaining the final expansion permit is probable, using the following criteria:

•	Personnel are actively working to obtain land use and local, state or provincial approvals for an expansion of an existing landfill;

•	It is probable that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Either we or the respective landfill owners have a legal right to use or obtain land to be included in the expansion plan;

•	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could impair the success of such expansion;

•	Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

•	Airspace and related costs, including additional closure and post-closure costs, have been estimated based on conceptual design.

      These criteria are initially evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. However, our policy provides that, based on the facts and circumstances of a specific landfill, if these criteria are not met, inclusion of unpermitted airspace may still be allowed. In these circumstances, inclusion must be approved through a landfill-specific review process that includes approval of the Chief Financial Officer and a review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 84 landfill sites with expansions at December 31, 2003, 25 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Approximately two-thirds of these landfills required approval by the Chief Financial Officer because legal, community, or other issues could impede the expansion process, while the remaining were primarily because the permit application processes would not meet the one and five year requirements, which in many cases were due to state-specific permitting procedures. When we include the expansion airspace in our calculations of available airspace, we also include the projected costs for development, final capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

      After determining the costs at our landfills, including final capping costs and closure and post-closure costs, and the available and probable expansion airspace relating to such costs, we then determine the per ton rates that will be expensed. We look at factors such as the waste stream, geography and rate of compaction, among others, to determine the number of tons necessary to fill the available and probable expansion airspace relating to these costs and activities. We then divide costs by the corresponding number of tons, giving us the rate per ton to expense for each activity as waste is received and deposited at the landfill. We calculate per ton amortization rates for each landfill for assets associated with each final capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future.

      It is possible that actual results could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, or our belief that we will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing, as described below. Lower profitability may be experienced due to higher amortization rates, higher closure and post-closure rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace. Additionally, if it is determined that the likelihood of receiving the expansion permit has become remote, the capitalized costs related to the expansion effort are expensed immediately.

      Environmental Remediation Liabilities — Under current laws and regulations, we may have liability for environmental damage caused by operations, or for damage caused by conditions that existed before we acquired a site. Remedial costs are all costs relating to the remedy of any identified situation that occurs by natural causes or human error not expected in the normal course of business. These costs include potentially responsible party (“PRP”) investigation, settlement, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We estimate costs required to remediate sites where liability is probable based on site-specific facts and circumstances. We routinely review and evaluate sites that require remediation, considering

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we were connected with the site. Next, we review the same information with respect to other named and unnamed PRPs. Estimates of the cost for the likely remedy are then either developed using our internal resources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management’s judgment and experience in remediating our own and unrelated parties’ sites;

•	Information available from regulatory agencies as to costs of remediation;

•	The number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and

•	The typical allocation of costs among PRPs.

      See Note 4 for further discussion.

      Asset Impairments — If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flow. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is determined by either an actual third-party evaluation or an internally developed discounted projected cash flow analysis of the asset or asset group. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Several impairment indicators are beyond our control, and cannot be predicted with any certainty whether or not they will occur. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Also, there are other considerations for impairments of landfills and goodwill as discussed in Note 2.

      Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

4.	Landfill and Environmental Remediation Liabilities

Landfill

      We have material financial commitments for final capping, closure and post-closure obligations with respect to our landfills. We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value under the provisions of SFAS No. 143. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques. In general, we contract with third parties to fulfill most of our obligations for final capping, closure and post-closure. Accordingly, the fair value of these obligations is based upon quoted and actual prices paid for similar work. However, we intend to perform some of these activities using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, we have added a profit margin to the estimated cost of such services to better reflect the fair value of the obligation. When we then perform these services internally, the added profit margin is recognized as a component of operating income in the period earned. An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when using discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the waste industry, there is no market for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, we do not believe that it is possible to develop a methodology to reliably estimate a market risk premium and have therefore excluded any such market risk premium from our determination of expected cash flows for landfill asset retirement obligations.

      Once we have determined the final capping, closure and post-closure costs, we then inflate those costs to the expected time of payment and discount those expected future costs back to present value. During 2003, we have inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%, and have discounted these costs to present value using a credit-adjusted, risk-free discount rate of 7.25%. The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.

      We record the estimated fair value of final capping, closure and post-closure liabilities for our landfills based on the capacity consumed through the current period. The liability and corresponding asset are recorded on a per-ton basis as waste is accepted and deposited at our landfills. We assess the appropriateness of our recorded balances annually, unless there are indications that a more frequent review is appropriate. Significant changes in inflation rates or the amount or timing of future final capping, closure and post-closure cost estimates typically result in both (i) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset) based on the landfill’s capacity consumed to date, and (ii) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our amortization policy, which would generally result in amortization expense being recognized prospectively over the remaining capacity of the final capping event or the landfill, as appropriate.

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

      In the United States, the final capping, closure and post-closure requirements are established by the EPA and applied on a state-by-state basis. The costs to comply with these requirements could change materially as a result of legislation or regulation.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Remediation

      We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on several estimates and assumptions as described in Note 3. These estimates are sometimes a range of “reasonably possible” outcomes. “Reasonably possible” outcomes are those outcomes that are considered more than remote and less than likely. In cases where our estimates are a range, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5 and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $170 million higher on a discounted basis than the estimate recorded in the consolidated financial statements as of December 31, 2003.

      As of December 31, 2003, we had been notified that we are a PRP in connection with 71 locations listed on the EPA’s National Priorities List. Through various acquisitions, we have come to own 17 of these sites that were initially developed by others. We are working with the government to characterize or remediate identified site problems and have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at, or near, the time that we make remedial expenditures. Claims have been made against us at another 54 sites we do not own where we have been an operator, transporter or generator of waste. These claims are at different procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is also known as Superfund. At some of these sites, our liability is well defined as a consequence of a governmental decision and an agreement among liable parties as to the allocation of costs. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain. Any of these matters could have a material adverse effect on our consolidated financial statements.

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

      Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (2.5% at December 31, 2003 and 2.0% at December 31, 2002) until the expected time of payment and discount the cost to present value using a risk-free discount rate with a term approximating the weighted average period until settlement of the underlying obligation (4.25% at December 31, 2003 and 5.0% at December 31, 2002). We determine the discount rate, which is based on the rates for United States Treasury bonds, and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs and expenses. The portion of our recorded environmental remedial liabilities that has never been subject to inflation or discounting was approximately $60 million and $66 million at December 31, 2003 and 2002, respectively. Had we not discounted any portion of our environmental remedial liability, the amount recorded would have been increased by approximately $44 million at December 31, 2003.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	December 31, 2003			December 31, 2002(b)

		Environmental			Environmental
	Landfill(a)	Remediation	Total	Landfill(a)	Remediation	Total

Current (in accrued liabilities)	$109	$57	$166	$49	$65	$114
Long-term	849	275	1,124	606	278	884

	$958	$332	$1,290	$655	$343	$998

(a)	As of December 31, 2003, landfill liabilities include our final capping, closure and post-closure obligations pursuant to SFAS No. 143. Final capping obligations to be discharged during the operating lives of landfills were not included in landfill liabilities as of December 31, 2002.

(b)	These amounts reflect our landfill and environmental remediation liabilities as recorded. Refer to Note 2, 2003 Accounting Changes, for disclosure of these obligations computed on a pro forma basis as if SFAS No. 143 had been applied during the reporting period.

     The changes to landfill and environmental remediation liabilities for the year ended December 31, 2003 and 2002 are as follows (in millions):

		Environmental
	Landfill	Remediation

December 31, 2002	$655	$343
Cumulative effect of change in accounting principle	266	—
Obligations incurred and capitalized	55	—
Obligations settled	(92)	(37)
Interest accretion	62	8
Revisions in estimates	(9)	4
Acquisitions, divestitures and other adjustments	21	14

December 31, 2003	$958	$332

December 31, 2001	$625	$321
Expense	41	24
Spending	(29)	(51)
Acquisitions, divestitures and other adjustments	18	49

December 31, 2002	$655	$343

      Anticipated payments of currently identified environmental remediation liabilities for the next five years and thereafter as measured in current dollars are reflected below (in millions). Our recorded liabilities as of December 31, 2003 include the impact of inflating these costs based on our expectations for cash settlement and discounting these costs to present value.

2004	2005	2006	2007	2008	Thereafter

$57	$62	$29	$17	$13	$198

      We have, from time to time, filed suit against insurance carriers seeking reimbursement for environmentally related remedial, defense and tort claim costs at a number of sites. The majority of these claims have been settled. We are actively pursuing the remaining claims. For 2002, and 2001 we recorded approximately $1 million, and $105 million, respectively, of such recoveries from insurance carriers. No material recoveries were recorded in 2003. These recoveries are included as reductions to operating costs and expenses.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

      Property and equipment at December 31 consisted of the following (in millions):

	2003	2002

Land	$479	$454
Landfills	9,448	8,607
Vehicles	3,496	3,388
Machinery and equipment	2,666	2,579
Containers	2,152	2,072
Buildings and improvements	2,213	1,573
Furniture and fixtures	510	437

	20,964	19,110
Less accumulated depreciation on tangible property and equipment	(5,451)	(4,959)
Less accumulated landfill airspace amortization	(4,102)	(3,539)

	$11,411	$10,612

      Depreciation and amortization expense for property and equipment for 2003, 2002 and 2001 was $1.23 billion, $1.19 billion and $1.18 billion, respectively. In 2002, depreciation and amortization expense, which includes amortization on assets recorded as capital leases, was comprised of $778 million for the depreciation of tangible property and equipment and $409 million for the amortization of landfill airspace. In 2003, depreciation and amortization expense, which includes amortization on assets recorded as capital leases, consisted of $798 million for the depreciation of tangible property and equipment and $429 million for the amortization of landfill airspace.

6.	Goodwill and Other Intangible Assets

      Our other intangible assets as of December 31, 2003 and 2002 were comprised of the following (in millions):

	Customer Contracts	Covenants	Licenses,
	and	Not-to-	Permits
	Customer Lists	Compete	and Other	Total

December 31, 2003 Intangible assets	$167	$86	$51	$304
Less accumulated amortization	(90)	(51)	(7)	(148)

	$77	$35	$44	$156

December 31, 2002 Intangible assets	$128	$91	$21	$240
Less accumulated amortization	(76)	(52)	(7)	(135)

	$52	$39	$14	$105

      Landfill operating permits are not presented above and are recognized on a combined basis with other landfill assets and amortized using our landfill amortization method. Amortization expense for other intangible assets was $38 million, $35 million and $37 million for 2003, 2002 and 2001, respectively. The intangible asset amortization expense estimated as of December 31, 2003, for the five years following 2003 is as follows (in millions):

2004	2005	2006	2007	2008

$35	$24	$17	$13	$10

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense for goodwill and other intangible assets was $193 million for 2001. In accordance with SFAS No. 142, we did not amortize goodwill that arose from purchases of businesses completed after June 30, 2001. We continued, through December 31, 2001, the amortization of goodwill that was recorded prior to July 1, 2001. Amortization of goodwill ceased on January 1, 2002.

      We incurred no impairment of goodwill upon our initial adoption of SFAS No. 142 in 2002, or as a result of our annual goodwill impairment tests in 2003 and 2002. However, there can be no assurance that goodwill will not be impaired at any time in the future. Additionally, adopting SFAS No. 141, Accounting for Business Combinations, required us to write-off net negative goodwill of approximately $2 million, which was recorded as a credit to cumulative effect of change in accounting principle in the first quarter of 2002. During interim periods in 2002 or 2003, we did not encounter any events or changes in circumstances that indicated that impairment was more likely than not.

      The following schedule reflects the 2001 adjusted net income (excluding goodwill and negative goodwill amortization) as compared to the results of operations for December 31, 2003 and 2002 (in millions, except per share amounts).

	Years Ended December 31,

	2003	2002	2001

Reported net income	$630	$822	$503
Add back: goodwill amortization, net of taxes	—	—	124

Adjusted net income	$630	$822	$627

Basic earnings per common share:
Reported net income	$1.07	$1.34	$0.80
Goodwill amortization, net of taxes	—	—	0.20

Adjusted net income	$1.07	$1.34	$1.00

Diluted earnings per common share:
Reported net income	$1.06	$1.33	$0.80
Goodwill amortization, net of taxes	—	—	0.20

Adjusted net income	$1.06	$1.33	$1.00

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt and Interest Rate Derivatives

Debt

      Debt at December 31 consisted of the following (in millions):

	2003		2002

Revolving credit facilities	$—		$—
Senior notes and debentures, maturing through 2032, interest rates ranging from 6.375% to 8.75%	5,662		6,164
Tax-exempt bonds maturing through 2038, fixed and variable interest rates ranging from 1.2% to 10.0% (weighted average interest rate of 2.9% at December 31, 2003)	1,762	(a)	1,262	(a)
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 1.0% to 9.3% (weighted average interest rate of 5.1% at December 31, 2003)	566	(b)	634	(b)
5.75% convertible subordinated notes due 2005	33		32
Capital leases and other, maturing through 2022, interest rates up to 12%	488	(c)	201

	$8,511		$8,293

(a)	We actively issue tax-exempt bonds as a means of accessing low-cost financing. These bonds are used to finance expenditures for landfill construction and development, equipment, vehicles and facilities in support of our operations. We have increased our utilization of tax-exempt financing and plan to continue this trend due to the attractive rates offered for these instruments. Proceeds from bond issues are held in trust until such time as we incur qualified expenditures, at which time we are reimbursed from the trust funds. We issue both fixed and floating rate obligations. Interest rates on floating rate bonds are re-set on a weekly basis and the underlying bonds are supported by letters of credit.

(b)	Tax-exempt project bonds have been used by our Wheelabrator Group to finance the development of waste-to-energy facilities. These facilities are integral to the local communities they serve, and, as such, are supported by long-term contracts with multiple municipalities. The bonds generally have periodic amortizations that are supported by the cash flow of each specific facility being financed.

(c)	As discussed in Note 19, we began consolidating the assets, liabilities and results of operations of three variable interest entities during 2003. Our recorded long-term debt balance at December 31, 2003 includes approximately $197 million of debt obligations for these entities. The remaining increase over prior year is primarily related to our assumption of debt as a result of 2003 acquisition activity.

     The schedule of anticipated debt payments (including the current portion) for the next five years and thereafter is as follows (in millions):

2004(a),(b)	2005	2006	2007	2008	Thereafter

$514	$863	$433	$475	$518	$5,708

(a)	Our debt obligations as of December 31, 2003 include $150 million of 8.0% senior notes due April 30, 2004, $200 million of 6.5% senior notes due May 15, 2004, $294 million of 7% senior notes due October 1, 2004 and $245 million of fixed rate tax-exempt bonds subject to repricing within the next twelve months, which is prior to their scheduled maturity. If the reoffering of the bonds is unsuccessful, then the bonds can be put to us. These bonds are not backed by letters of credit that would serve to guarantee repayment in the event of a failed offering. Of this $889 million in current obligations, we classified $550 million as long-term at December 31, 2003. The classification of these obligations as long-term was based upon our current and forecasted available capacity under our two long-term revolving credit facilities and our intent to refinance the borrowings with other long-term financings. In the event other sources of long-term financing are not available, we intend to use our revolving credit facilities.

(b)	We have $906 million of tax-exempt bonds at December 31, 2003 that mature through 2038 that are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. We have obtained letters of credit, issued under our revolving credit facilities, to guarantee repayment of the bonds in this event. We classified these borrowings as long-term at December 31, 2003 because the borrowings are supported by letters of credit issued under our two revolving credit facilities, which are both long-term.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     As of December 31, 2003, we had a three-year, $650 million syndicated revolving credit facility and a five-year, $1.75 billion syndicated revolving credit facility. The three-year revolver matures in June 2005 and the five-year revolver matures in June 2006. At December 31, 2003, no borrowings were outstanding under our revolving credit facilities and we had unused and available credit capacity under these facilities of approximately $792 million. The unused and available capacity under these facilities was approximately $770 million at December 31, 2002.

      As of December 31, 2003, we are required to maintain the following financial covenants under our revolving credit facilities: (i) an interest coverage ratio; (ii) total debt to EBITDA ratio; and (iii) minimum net worth, all as defined in the credit facilities solely for the purpose of determining compliance with the covenants. The interest coverage ratio requires that at the end of any fiscal quarter we will not permit the ratio of (A) our consolidated net income plus interest expense and income taxes (“EBIT”) for the four fiscal quarters then ending to (B) consolidated total interest expense for such period, to be less than 3 to 1. The total debt to EBITDA covenant requires that at the end of any fiscal quarter, we will not permit the ratio of (A) all indebtedness and certain contingent liabilities such as financial guarantees to (B) EBIT plus depreciation and amortization expense (“EBITDA”) for the four fiscal quarters then ending to exceed 3.25 to 1. Our minimum net worth covenant restricts us from allowing stockholders’ equity to be less than $3.5 billion plus 75% of our cumulative consolidated net income for each fiscal quarter, beginning with the first fiscal quarter ended March 31, 2001. The credit facilities requiring compliance with these financial covenants state that the calculations must be based on generally accepted accounting principles promulgated by the FASB and applied by us during the latest fiscal year before the date of the facilities, or December 31, 2000 and 2001. Therefore, our adoption or implementation of accounting pronouncements or interpretations effective after those dates does not impact the calculation of the financial covenants defined above. We are in compliance with all covenants under our revolving credit facilities and all other debt instruments.

      As part of our operations, and in connection with issuances of tax-exempt bonds, we use letters of credit to support our bonding and funding needs. In order to increase our letter of credit availability, on June 30, 2003 we entered into a five-year, $15 million letter of credit and term loan agreement, a seven-year, $175 million letter of credit and term loan agreement, and a ten-year, $105 million letter of credit and term loan agreement, which expire in June 2008, 2010, and 2013, respectively (collectively, the “LC and term loan agreements”). At December 31, 2003, letters of credit were issued and outstanding for $284 million of credit capacity under these agreements. In December 2003, we entered into a five-year, $350 million letter of credit facility. As of December 31, 2003, approximately $349 million of letters of credit were outstanding under this facility.

      As of December 31, 2003, we had letters of credit in the aggregate amount of approximately $2.4 billion (of which approximately $1.6 billion are issued under the revolving credit facilities, $284 million are issued under the LC and term loan agreements, $349 million are issued under the letter of credit facility and the remainder are issued under other various lines of credit). These letters of credit generally have terms allowing for automatic renewal after one year. In the event of an unreimbursed draw on a letter of credit, we have the ability to convert that amount into a term loan for the remaining term under its respective agreement or facility.

      Our 5.75% convertible subordinated notes due 2005 are subordinated to all of our existing and future senior indebtedness. Each note bears cash interest at the rate of two percent per annum of the $1,000 principal amount at maturity, payable semi-annually. The stated discount is $282.20. At the option of the holder, each note was redeemable for cash by us on March 15, 2000 at $843.03 along with the related accrued interest. The notes have been callable by us since March 15, 2000 for cash at the stated issue price plus accrued stated discount and accrued interest through the date of redemption. In addition, each note is convertible at any time prior to maturity into approximately 18.9 shares of our common stock, subject to adjustment upon the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurrence of certain events. Upon any such conversion, we have the option of paying cash equal to the market value of the shares which would otherwise be issuable.

      Our debt balances are generally unsecured, except for approximately $549 million of the tax-exempt project bonds outstanding at December 31, 2003 that are issued by certain of our subsidiaries within our Wheelabrator Group and secured by the related subsidiaries’ assets, with a carrying value of approximately $720 million, and the related subsidiaries’ future revenue. Additionally, our consolidated variable interest entities have approximately $171 million of outstanding borrowings that are collateralized by assets of those entities. These assets have a carrying value of approximately $400 million. See Note 19 for further discussion.

Interest rate swaps

      We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt, which was approximately 63% fixed and 37% floating at December 31, 2003. Interest rate swap agreements that were outstanding as of December 31, 2003 and 2002 are set forth in the table below (dollars in millions):

	Notional						Fair Value
As of	Amount	Receive		Pay		Maturity Date	Asset/(Liability)(a)

December 31, 2003	$17	Floating	1.15%	Fixed	7.27%	Through December 31, 2012	$(3	)(b)
December 31, 2003	$2,250	Fixed	6.38%-7.65%	Floating	3.74%-5.54%	Through December 15, 2017	$(99	)(c),(d)
December 31, 2002	$19	Floating	1.38%	Fixed	7.27%	Through December 31, 2012	$(3	)(b)
December 31, 2002	$2,000	Fixed	6.38%-7.65%	Floating	2.97%-4.91%	Through July 15, 2028	$34	(c)

(a)	The fair value of interest rate derivatives is included in our balance sheets as components of other long-term assets and other long-term liabilities. Fair values of these interest rate derivatives are based on third party pricing models.

(b)	This interest rate derivative contract’s terms do not qualify for hedge accounting. Therefore, the contract is accounted for at fair value with changes in fair value recognized immediately in interest expense.

(c)	These interest rate derivatives qualify for hedge accounting. Therefore, changes in fair value of these interest rate swap contracts are deferred and recognized as an adjustment to interest expense over the remaining life of the hedged instrument.

(d)	The fair value for these interest rate derivatives is comprised of $2 million long-term assets and $101 million long-term liabilities.

     In 2002, we elected to terminate several interest rate swap agreements with a notional amount of $2.95 billion prior to the scheduled maturities and received cash of $200 million (which is comprised of $166 million for the fair value of the swaps that were terminated and $34 million of accrued but unpaid interest receivable) from the counterparties to the interest rate swaps. During the first and second quarters of 2003, we terminated several additional interest rate swap agreements with a notional amount of $2.35 billion prior to the scheduled maturities and received cash of $117 million (which was comprised of $109 million for the fair value of the swaps terminated and $8 million of interest receivable) from the counterparties to the interest rate swaps. We designated these swap agreements as fair value hedges, and as such the unamortized adjustment to long-term debt for the change in fair value of the swaps remains classified with long-term debt and will be amortized over the remaining life of the underlying debt. The proceeds received from the termination of the interest rate swap agreements have been classified as a change in other assets or other liabilities within operating activities in the accompanying consolidated statements of cash flows.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by approximately $168 million as of December 31, 2003 and $239 million as of December 31, 2002. The following table summarizes the accumulated fair value adjustments from interest rate swap agreements by underlying debt instrument category at December 31 (in millions):

Increase (decrease) in carrying value of debt due to
hedge accounting for interest rate swaps	2003		2002

Senior notes and debentures:
Active swap agreements	$(99)		$34
Terminated swap agreements	266	(a)	203

	167		237
Tax-exempt and project bonds:
Terminated swap agreements	1	(a)	2

	$168		$239

(a)	Of these amounts, $48 million (on a pre-tax basis) is scheduled to be reclassified as a credit to interest expense over the next twelve months.

     Interest rate swap agreements reduced net interest expense by $90 million, $86 million and $39 million for the years ended December 31, 2003, 2002 and 2001, respectively. The significant terms of the interest rate contracts and the underlying debt instruments are identical and therefore no ineffectiveness has been realized.

Interest rate locks

      During 2002 and 2001, we entered into cash flow hedges to secure the underlying interest rates in anticipation of our senior note issuances. These hedging agreements resulted in a deferred loss, net of taxes, of approximately $36 million at December 31, 2003, which is included in accumulated other comprehensive income. Of this amount, $5 million (on a pre-tax basis) is scheduled to be reclassified into interest expense over the next twelve months.

8.	Income Taxes

      For financial reporting purposes, income before income taxes and cumulative effect of changes in accounting principles, showing domestic and international sources, was as follows (in millions):

	Years Ended December 31,

	2003	2002	2001

Domestic	$1,098	$1,239	$739
International	25	3	45

Income before income taxes and cumulative effect of changes in accounting principles	$1,123	$1,242	$784

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes before cumulative effect of changes in accounting principles consisted of the following (in millions):

	Years Ended December 31,

	2003	2002	2001

Current:
Federal	$12	$95	$94
State	19	26	40
Foreign	10	(18)	18

	41	103	152

Deferred:
Federal	308	259	149
State	49	58	19
Foreign	6	2	(37)

	363	319	131

Provision for income taxes	$404	$422	$283

      The federal statutory rate is reconciled to the effective rate as follows:

	Years Ended December 31,

	2003	2002	2001

Income tax expense at federal statutory rate	35.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefit	4.03	4.40	4.86
Nondeductible costs relating to acquired intangibles	0.81	0.76	0.87
Writedown of investments in subsidiaries	—	—	1.92
Minority interest	(0.02)	0.20	0.23
Sale of subsidiaries	—	(0.90)	—
Tax rate differential on foreign income	(0.90)	(2.24)	3.05
Cumulative effect of change in Canadian tax rates	—	—	(5.28)
Nonconventional fuel tax credit	(2.48)	(3.08)	(3.75)
Other	(0.46)	(0.16)	(0.80)

Provision for income taxes	35.98%	33.98%	36.10%

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred tax assets (liabilities) at December 31 are as follows (in millions):

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss, capital loss and tax credit carryforwards	$348	$298
Environmental and other reserves	793	862
Reserves not deductible until paid	71	73

Subtotal	1,212	1,233
Valuation allowance	(284)	(280)
Deferred tax liabilities:
Property, equipment, intangible assets, and other	(2,170)	(1,950)

Net deferred tax liabilities	$(1,242)	$(997)

      At December 31, 2003 we had approximately $19 million of federal net operating loss (“NOL”) carryforwards, $3.9 billion of state NOL carryforwards, and $143 million of Canadian NOL carryforwards. The federal and state NOL carryforwards have expiration dates through the year 2023. The Canadian NOL carryforwards have the following expiry: $32 million in 2004, $33 million in 2005, $14 million in 2006, $25 million in 2007 and $39 million in 2009. We have approximately $1 million of alternative minimum tax credit carryforwards that may be used indefinitely and state tax credit carryforwards of $15 million.

      We have established valuation allowances for uncertainties in realizing the benefit of tax loss and credit carryforwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation. The valuation allowance increased approximately $4 million and $9 million in 2003 and 2002, respectively, primarily due to the uncertainty of realizing foreign and state NOL carryforwards and tax credits.

      Unremitted earnings in foreign operations were approximately $300 million at December 31, 2003, which we intend to reinvest. It is not practicable to determine the amount of United States based income taxes that would be payable upon remittance of the assets that represent those earnings.

9.	Employee Benefit Plans

      The Waste Management Retirement Savings Plan (“Savings Plan”) covers employees (except those working subject to collective bargaining agreements, which do not provide for coverage under such plans) following a 90 day waiting period after hire, and allows eligible employees to contribute up to 15% of their annual compensation, as limited by IRS regulations. Under the Savings Plan, we match, in cash, employee contributions up to 3% of their eligible compensation and match 50% of employee contributions in excess of 3% but no more than 6% of eligible compensation. Both employee and company contributions vest immediately. Charges to operations for our defined contribution plans were $43 million during both 2003 and 2002 and $41 million during 2001.

      Waste Management Holdings, Inc. (“WM Holdings”) and certain of its subsidiaries provided post-retirement health care and other benefits to eligible employees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retired employees as of December 31, 1998. The benefit obligation for these plans was $60 million and $55 million at December 31, 2003 and 2002, respectively. The discount rate assumptions used in the measurement of our benefit obligations as of December 31, 2003 and 2002 were 6.0% and 6.5%, respectively. The accrued benefit liability as of December 31, 2003 and 2002 was $64 million and $67 million, respectively, which is reflected in accrued liabilities in our consolidated balance sheets.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Participants in the WM Holdings post-retirement plan contribute to the cost of the benefit, and for retirees since January 1, 1992, our contribution is capped at between $0 and $600 per month per retiree, based on years of service. For measurement purposes, a 10.5% annual rate of increase in the per capita cost of covered health care claims was assumed for 2003 (being an average of the rate used by all plans); the rate was assumed to decrease to 5.5% in 2008 and remain at that level thereafter.

      A 1% change in assumed health care cost trend rates has no significant effect on total service and interest cost components of net periodic post-retirement health care costs. A 1% increase or decrease in assumed health care cost trend rates would increase or decrease the accumulated post-retirement benefit obligation by approximately $5 million.

      Our subsidiaries participate in various multi-employer employee benefit and pension plans and in two instances, site or contract specific plans (one of which terminated and completed liquidation in 2002), covering certain employees not covered under other pension plans. These multi-employer plans are generally defined contribution plans. Specific benefit levels are not negotiated with or known by the employer contributors to the pension plans. The projected benefit obligation, plan assets and unfunded liability of the multi-employer pension plans and the site or contract specific plans are not material. Contributions of $31 million during both 2003 and 2002 and $23 million during 2001 were charged to operations for subsidiaries’ defined benefit and contribution plans.

10.	Commitments and Contingencies

      Financial instruments — We have obtained letters of credit, performance bonds and insurance policies, and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill closure, post-closure and remedial requirements, and other obligations. We obtain surety bonds as well as insurance policies from an affiliated entity that we have an investment in and account for under the equity method. As of December 31, 2003, we have approximately $1.0 billion of surety bonds and $17 million of insurance policies outstanding with this entity. We also use insurance policies issued by our wholly-owned insurance company, the sole business of which is to issue policies for the parent holding company and its other subsidiaries, to secure such performance obligations. In those instances where our use of captive insurance is not allowed, we generally have available alternative bonding mechanisms. Because virtually no claims have been made against these financial instruments in the past, and considering our current financial position, management does not expect that these instruments will have a material adverse effect on our consolidated financial statements. We have not experienced any unmanageable difficulty in obtaining the required financial assurance instruments for our current operations.

      During 2003, we entered into the LC and term loan agreements and the letter of credit facility to provide us with additional sources of capacity from which we may obtain letters of credit. See Note 7 for additional information related to these arrangements. Additionally in 2003, we guaranteed the debt of a newly formed surety company in order to assist in the establishment of that entity. The terms of this guarantee are further discussed within the Guarantees section of this note. In an ongoing effort to mitigate risks of future cost increases and reductions in available capacity, we continue to evaluate various options to access cost-effective sources of financial assurance.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Insurance — We carry a broad range of insurance coverages for protection of our assets and operations from certain risks including pollution legal liability insurance for certain of our disposal sites, transfer stations, recycling and other facilities. Our current programs carry self-insurance exposures of up to $750,000, $20,000 and $2 million per incident with regards to workers compensation, auto and general liability, respectively. Self-insurance claims reserves acquired as part of our acquisition of WM Holdings in July 1998 were discounted at 4.25% and 5.0% at December 31, 2003 and 2002, respectively. The changes to our net insurance liabilities are summarized below (in millions):

	Gross	Estimated	Net
	Claims	Insurance	Claims
	Liability	Recoveries	Liability

Balance, December 31, 2002	$597	$225	$372
Self-insurance expense incurred	166	—	166
Payments made to fund self-insurance related liabilities	(161)	—	(161)
Increase in estimated recoverable claims	41	41	—

Balance, December 31, 2003	$643	$266	$377

Current portion at December 31, 2003	$247	$119	$128
Long-term portion at December 31, 2003	$396	$147	$249

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

      Operating leases — Rental expense for leased properties was $174 million, $166 million and $162 million during 2003, 2002 and 2001, respectively. These amounts primarily include rents under long-term operating leases. Contractual payments due during the next five years and thereafter on long-term operating lease obligations are noted below (in millions). Our minimum contractual payments for lease agreements during future periods is significantly less than current year rent expense because a significant portion of our lease agreements have month-to-month lease terms.

2004	2005	2006	2007	2008	Thereafter

$81	$75	$69	$62	$49	$230

      Other long-term commitments — We have the following unconditional purchase obligations.

•	Equipment — We have agreements that require us to purchase a minimum number of containers from certain vendors. We enter into these purchase agreements to ensure that we receive competitive prices for equipment used in our operations. These agreements extend through 2007.

•	Fuel — We have fuel purchase agreements with select counterparties expiring at various dates through 2010 that require us to purchase a minimum number of gallons. These agreements are primarily established based on the anticipated needs of each of our operating Groups. Under our fuel take-or-pay contracts, we are generally obligated to pay for a minimum number of gallons at either a stated or market-driven rate even if such quantities are not required in our operations.

•	Disposal — We have several agreements expiring at various dates through 2019 that require us to dispose of a minimum number of tons at third party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Waste Paper — We are a party to a waste paper purchase agreement that expires in 2009 that requires us to purchase a minimum number of tons of waste paper from the counterparty each year. The cost per ton of waste paper purchased is based on market prices and the delivery of the product to our customers.

      Our unconditional purchase obligations are generally quantity driven. We have therefore made estimates of our future purchase obligations based on the current underlying market values of the products or services. Estimates of our contractual obligations for the commitments described above during the next five years and thereafter are noted in the table below (in millions).

2004	2005	2006	2007	2008	Thereafter

$204	$102	$95	$75	$73	$306

      Guarantees — We have entered into the following guarantee agreements associated with our operations.

•	WM Holdings, one of WMI’s wholly-owned subsidiaries, has fully and unconditionally guaranteed WMI’s senior indebtedness that matures through 2032. WMI has fully and unconditionally guaranteed the senior indebtedness of WM Holdings that matures through 2026 and WM Holdings’ 5.75% convertible subordinated notes due 2005. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 22 for further information.

•	WMI has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, WMI will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 7 for information related to the balances and maturities of our tax-exempt bonds.

•	We have guaranteed certain financial obligations of unconsolidated entities. The guarantees are primarily for the benefit of entities that we account for under the equity method of accounting. The related obligations, which mature through 2011, are not recorded on our consolidated balance sheets, and we have not recorded any liability for these guarantees. As of December 31, 2003, our maximum future payments associated with these guarantees is approximately $35 million. However, we have ongoing projects with the entities and believe that our performance under these guarantees is not likely.

•	During 2003, we issued a $25.6 million letter of credit to support the debt of a surety bonding company. The guaranteed obligation is included as a component of long-term debt in our consolidated balance sheet. See Note 7 for additional discussion about our financial interest in this surety bonding company.

•	Oakmont Asset Trust, an independent, statutory Delaware trust (“Oakmont”), issued $350 million of 4.514% fixed rate notes due in 2008. The proceeds of the issuance were loaned to a letter of credit provider, who pays a variable interest rate on its loan. The note receivable held by Oakmont is collateral for the repayment of letters of credit issued by the letter of credit provider for our benefit. Oakmont entered into interest rate swaps to exchange the floating rate it receives from the letter of credit provider for fixed interest rate cash flows to be used as payment on the fixed rate notes due in 2008. We entered into a reimbursement agreement with Oakmont pursuant to which we must reimburse Oakmont for any payments it makes to the letter of credit provider for draws on letters of credit issued for our benefit; our obligations under the reimbursement agreement are guaranteed by WM Holdings. WMI and WM Holdings also entered into guarantees pursuant to which they guaranteed the interest rate swap payments made by Oakmont to the swap counterparties. The probability of loss for these guarantees was determined to be remote and the fair value of such guarantees is immaterial to our financial position and results of operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Certain of our subsidiaries have guaranteed the market value of certain homeowners’ properties that are adjacent to our landfills. These guarantee agreements extend over the life of the landfill. Under these agreements, we would be responsible for the difference between the sale value and the market value of the homeowners’ properties, if any. We do not believe it is possible to determine the contingent obligation associated with these guarantees, but we do not believe it would have a material effect on our financial position or results of operations.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. We do not believe that it is possible to determine the contingent obligations associated with these indemnities.

•	WMI guarantees the service and lease obligations of certain of its subsidiaries. If a subsidiary fails to meet its contractual service or lease obligations as they come due, WMI has an unconditional obligation to perform on its behalf. No additional liability has been recorded for these guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided and operating or capital leases, as appropriate.

      We currently believe that it is not reasonably likely that we will be required to perform under these guarantee agreements or that any performance requirement would have a material impact on our consolidated financial statements.

      Environmental matters — Our business is intrinsically connected with the protection of the environment. As such, a significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection. Such costs may increase in the future as a result of legislation or regulation. However, we believe that we generally tend to benefit when environmental regulation increases, because such regulations increase the demand for our services, and we have the resources and experience to manage environmental risk. For more information regarding environmental matters, see Note 4.

      Estimates of the extent of our degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ materially from current estimates. However, we believe that our extensive experience in the environmental services industry, as well as our involvement with a large number of sites, provides a reasonable basis for estimating our aggregate liability. As additional information becomes available, estimates are adjusted as necessary. It is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the nonexistence or inability of other PRPs to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material.

      We have been identified as a PRP in a number of governmental investigations and actions relating to waste disposal sites that may be subject to remedial action under the Comprehensive Environmental Response, Compensation and Liabilities Act of 1980, as amended (“CERCLA” or “Superfund”), or similar state laws. The majority of these proceedings involve allegations that certain of our subsidiaries (or their predecessors) transported hazardous substances to the sites, often prior to our acquisition of these subsidiaries. CERCLA generally provides for liability for those parties owning, operating, transporting to or disposing at the sites. Proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial and could have a material adverse effect on our consolidated financial statements. At some of the sites at which we’ve been indentified as a PRP, our liability is well defined as a consequence of a governmental decision and an agreement among liable parties as to the allocation of costs. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain. Any of these matters could have a material adverse effect on our consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      From time to time, we are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of having owned, operated or transported waste to a disposal facility that is alleged to have contaminated the environment or, in certain cases, conducted environmental remediation activities at sites. Some of the lawsuits may seek to have us pay the costs of groundwater monitoring and health care examinations of allegedly affected persons for a substantial period of time even where no actual damage is proven. While we believe we have meritorious defenses to these lawsuits, the ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs’ circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other factors. Accordingly, it is possible such matters could have a material adverse impact on our consolidated financial statements.

      For more information regarding commitments and contingencies with respect to environmental matters, see Note 4.

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

      A former participant in WM Holdings’ ERISA plans filed appeals relating to the settlement in March 2003, which were remanded back to the trial court where a settlement among plaintiffs’ counsel and the appellant was approved by the court. This settlement requires no additional commitment from us. This former participant and another individual also filed a separate case in Washington, D.C. against us and others, attempting to increase the recovery of a class of ERISA plan participants based on allegations related to both the events alleged in, and the settlements relating to, the class action against WM Holdings that was settled in 1998 and the complaint in this action. Additionally, a single group of stockholders opted not to participate in the settlement of the class action lawsuit and filed an individual lawsuit against us. The Company intends to defend itself vigorously in all of these remaining proceedings.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Three groups of stockholders have filed separate lawsuits in state courts in Texas and federal court in Illinois against us and certain of our former officers. The lawsuit filed in Illinois was subsequently transferred to federal court in Texas. The petitions allege that the plaintiffs are substantial holders of the Company’s common stock who intended to sell their stock in 1999, or to otherwise protect themselves against loss, but that the public statements we made regarding our prospects, and in some instances statements made by the individual defendants, were false and misleading and induced the plaintiffs to retain their stock or not to take other measures. The plaintiffs assert that the value of their retained stock declined dramatically and that they incurred significant losses. The plaintiffs assert claims for fraud, negligent misrepresentation, and conspiracy. The first of these cases was dismissed by summary judgment by a Texas state court in March 2002. That dismissal was reversed in the first quarter of 2004 by an intermediate appellate court, and we are appealing that decision. The other case also filed in state court is stayed pending resolution of the first case. The third case is pending in federal court and the parties await a ruling on the Company’s motion to dismiss. We intend to continue to vigorously defend these claims.

      Our business is intrinsically connected with the protection of the environment, and there is the potential for unintended or unpermitted noncompliance with environmental laws or regulations. From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2003, there were nine proceedings involving our subsidiaries where the sanctions involved in each could potentially exceed $100,000. The matters involve allegations that subsidiaries (i) operated a waste-to-energy facility that, as a result of intermittent and isolated equipment malfunctions, exceeded emission limits and failed to meet monitoring requirements, (ii) are responsible for remediation of landfill gas and chemical compounds required pursuant to a Unilateral Administrative Order associated with an NPL site, (iii) are responsible for late performance of work required under a Unilateral Administrative Order, (iv) improperly operated a solid waste landfill and caused excess odors, (v) improperly operated a solid waste landfill by failing to maintain required records, properly place and cover waste and adhere to proper leachate levels, (vi) violated the state’s clean water act, (vii) did not comply with air regulations requiring control of emissions at a closed landfill, (viii) improperly operated a solid waste landfill by failing to maintain required leachate levels and erosion control and failing to properly operate and monitor gas wells and adequately control odors and stormwater, and (ix) failed to comply with an operating permit for a solid waste incineration unit by exceeding permit limits for capacity, temperature and waste charging rates and record keeping and notifications associated with those permit violations. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

      It is not always possible to predict the impact that lawsuits, proceedings, investigations and inquiries may have on us, nor is it possible to predict whether additional suits or claims may arise out of the matters described above in the future. We intend to defend ourselves vigorously in all the above matters. However, it is possible that the outcome of any of these matters may ultimately have a material adverse impact on our financial condition or results of operations in one or more future periods.

      We are also currently involved in other routine civil litigation and governmental proceedings relating to the conduct of our business. We do not believe that any of these routine matters will have a material adverse impact on our consolidated financial statements.

      Tax matters — We are currently under audit by the Internal Revenue Service (“IRS”) and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. Specifically, we are in the process of concluding the appeals phase of IRS audits for the years 1989 to 1992 and 1993 to 1996. The audits for these years should be completed within the next 18 months. In addition, we are in the examination phase of an IRS audit for the years 1997 to 2000. This audit should also be completed within the next 18 months. To provide for potential tax exposures, we maintain an allowance for tax contingencies, the balance of which management believes is

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as well as our results of operations over the next 18 months as these audits are completed. However, we do not believe that any of these matters will have a material adverse effect on our results of operations.

11.	Restructuring

      In 2002 we organized the Company into market areas to better align our collection, transport, recycling and disposal resources. As part of the restructuring, we reduced the number of field layers of management and eliminated approximately 1,900 field-level administrative and operational positions. In the first quarter of 2002, we recorded $37 million of pre-tax charges for costs associated with the implementation of the new structure. An additional $1 million was recorded in the third quarter of 2002. These charges included $36 million for employee severance and benefit costs and $2 million related to abandoned operating lease agreements. As of December 31, 2003, substantially all payments related to this restructuring had been made. We do not expect to incur any additional costs associated with this restructuring.

      In February 2003 we reduced the number of market areas that make up our geographic operating Groups to 66 from a total of 91 at December 31, 2002, and reduced certain overhead positions to further streamline our organization. Our market areas all report to one of our five Groups that divide our operations geographically into the Eastern, Midwest, Southern, Western and Canadian operations. We manage and evaluate our operations through these five geographic operating Groups and our Recycling and Wheelabrator Groups, which represent our reporting segments as further described in Note 20. We believe that this structure results in a more effective utilization of resources and enables us to serve our customers more efficiently. In connection with the restructuring, we reduced our workforce by about 700 employees and 270 contract workers. We recorded $20 million of pre-tax charges for costs associated with our February 2003 restructuring and workforce reduction, all of which was associated with employee severance and benefit costs.

      The operational efficiencies provided by these organizational changes and a focus on fully utilizing the capabilities of our information technology resources enabled us to further reduce our workforce in June 2003. This workforce reduction resulted in the elimination of an additional 600 employee positions and 200 contract worker positions. We recorded $24 million of pre-tax charges for costs associated with the June 2003 workforce reduction.

      We incurred a total of approximately $44 million in employee severance and benefit costs for the 2003 restructuring and workforce reductions. We do not expect to incur any additional costs associated with the 2003 restructuring. The following table summarizes the total costs recorded for the year ended December 31, 2003 for each of our operating Groups (in millions):

Canadian	$1
Eastern	10
Midwest	5
Southern	7
Western	8
Wheelabrator	—
Recycling	1
Corporate	12

Total	$44

      During the year ended December 31, 2003 we paid approximately $18 million of the employee severance and benefit costs incurred as a result of the February 2003 restructuring and workforce reduction. As of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003, $2 million of the related accrual remained for employee severance and benefit costs. The length of time we are obligated to make severance payments to employees associated with the February 2003 reorganization and workforce reduction varies, with the longest period of obligation ending in the first quarter of 2005.

      As of December 31, 2003, we paid approximately $15 million of the employee severance and benefit costs incurred as a result of the June 2003 workforce reduction. Approximately $9 million remains accrued as of December 31, 2003 for employee severance and benefit costs incurred as a result of the June 2003 workforce reduction. The length of time we are obligated to make severance payments to employees associated with the June 2003 workforce reduction varies, with the longest period of obligation ending in the third quarter of 2005.

12.	Asset Impairments and Unusual Items

      In 2003, 2002 and 2001, we recorded certain charges and credits for asset impairments and unusual items as follows (in millions):

	Years Ended December 31,

	2003		2002		2001

Losses (gains) on businesses sold and held-for-sale adjustments for businesses to be sold	$(13	)(a)	$(19	)(b)	$18	(c)
Changes in litigation settlements and estimates	—		(8)		362	(d)
Other	5		(7	)(e)	—

	$(8)		$(34)		$380

(a)	Related to gains realized on divestitures with the most significant portions derived from our Western and Southern Groups.

(b)	Due primarily to (i) an $11 million contingency payment we received related to a non-revenue producing property written down as an asset impairment in 1998 and (ii) a net gain of $8 million relating to divestitures.

(c)	Consisted of held-for-sale impairment losses for international operations outside of North America of approximately $15 million along with an impairment loss for an investment in an operation in Mexico of approximately $28 million. In addition, we recorded a net gain of approximately $24 million from our re-evaluation of our business alternatives related to our IPPs during the third quarter of 2001 and a gain of approximately $1 million for other held-for-sale impairment adjustments.

(d)	Primarily attributable to agreements that were reached to settle the stockholder class action lawsuit filed against the Company in July 1999 alleging violations of the federal securities laws and the stockholder derivative suit against our auditor for the period, Arthur Andersen LLP, which resulted in a net charge of $374 million.

(e)	Primarily comprised of reversals of loss contract accruals that were initially recognized as a charge to asset impairments and unusual items.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Accumulated Other Comprehensive Loss

      The components of accumulated other comprehensive loss were as follows (in millions):

	December 31,

	2003	2002	2001

Minimum pension liability adjustment, net of taxes of $1 million for each of 2002 and 2001	$—	$(1)	$(1)
Accumulated unrealized gain (loss) on derivative instruments, net of a tax benefit of $27 for 2003 and $26 million for 2002 and tax expense of $1 million for 2001	(42)	(39)	1
Accumulated unrealized gain on marketable securities, net of taxes of $0 for each of 2003 and 2002 and $4 million for 2001	1	—	6
Cumulative translation adjustment of foreign currency statements	(12)	(139)	(154)

	$(53)	$(179)	$(148)

14.	Capital Stock and Dividends

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

      We declared cash dividends of $0.01 per common share, or approximately $6 million, during each of 2003, 2002 and 2001. In August 2003, we announced that the Board of Directors approved a quarterly dividend program beginning in 2004. It is expected that the dividend will be $0.1875 per share per quarter, or $0.75 per share annually. The first quarterly dividend of $0.1875 per share will be paid on March 25, 2004 to stockholders of record as of March 1, 2004. As of December 31, 2003, we have the ability, under our most restrictive loan covenant financial tests, to make dividend payments and repurchase shares in the aggregate amount of up to approximately $600 million, plus 25% of future net income.

      In February 2002 we announced that our Board of Directors had approved a stock repurchase program for up to $1 billion in annual repurchases for each of 2002, 2003 and 2004, to be implemented at management’s discretion. Any purchases may be made in either open market or privately negotiated transactions primarily using cash flows from operations.

      The following is a summary of activity to date for our stock repurchase program (in millions, except shares in thousands and price per share).

	Agreement		Common Stock		Total			Net
					Purchase	Settlement		Common Stock
Transaction Type	Initiating Date	Settlement Date	Shares	Price	Price	(Received)/Paid		Repurchases

Private accelerated purchase (a)	March 2002	August 2002	10,925	$27.46	$300	$(18)	(b)	$282
Private accelerated purchase (a)	December 2002	February 2003	1,731	$24.52	42	(3)	(c)	39
Private accelerated purchase (a)	March 2003	May 2003	2,400	$20.00	48	3	(d)	51
Open market purchases (e)	N/A	N/A	45,244	$19.70-$29.48	1,184	N	/A	1,184

			60,300		$1,574			$1,556

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	We accounted for the initial payments as a purchase of treasury stock and classified the future settlements with the counterparty as an equity instrument because we had the option under these agreements to settle our obligations, if any, in shares of our common stock.

(b)	The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $18 million less than the approximately $300 million we initially paid. Pursuant to the terms of the agreement, the counterparty paid us this difference of approximately $18 million at the end of the valuation period, which occurred during the third quarter of 2002, to settle the agreement. We accounted for the cash receipt as an adjustment to the carrying value of treasury stock and have therefore included it in common stock repurchases within financing activities in the consolidated statement of cash flows.

(c)	The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $3 million less than the approximately $42 million we initially paid. Pursuant to the agreement, the counterparty paid us the difference of approximately $3 million at the end of the valuation period to settle the agreement.

(d)	The weighted average daily market price of our stock during the valuation period times the number of shares we purchased was approximately $3 million more than the approximately $48 million we initially paid. Pursuant to the agreement, we paid the counterparty the difference of approximately $3 million at the end of the valuation period to settle the agreement.

(e)	During 2003 we purchased 19.6 million shares of our common stock in open market purchases for approximately $526 million. During 2002 we purchased 25.6 million shares of our common stock in open market purchases for approximately $658 million. We engaged in these purchases when trading was allowed pursuant to law and our insider trading policy.

15.	Stock-Based Compensation

Employee Stock Purchase Plan

      We have an Employee Stock Purchase Plan under which an aggregate of 5.25 million shares has been reserved for issuance since the plan’s adoption in 1997. Under the Stock Purchase Plan, employees may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, employees are able to purchase shares of common stock at a price equal to 85% of the lesser of the market value of the stock on the first or last day of such offering period. The purchases are made through payroll deductions, and the number of shares that may be purchased is limited by IRS regulations. The total number of shares issued under the plan for the offering periods in each of 2003, 2002 and 2001 was approximately 597,000, 612,000 and 426,000, respectively. At December 31, 2003, there were approximately 1.5 million shares remaining available for issuance.

Employee Stock Incentive Plans

      We have three plans under which we granted stock options in 2003: the 1993 Stock Incentive Plan, the 2000 Stock Incentive Plan and the 2000 Broad-Based Employee Plan. All three plans allow for grants of stock options, appreciation rights and stock awards to key employees, except grants under the 2000 Broad-Based Plan may not be made to any executive officers. The Compensation Committee of our Board of Directors administers the plans, and is authorized to make grants at its discretion; provided, that the exercise price of any stock option granted must be at least equal to fair market value as of the date of grant and may not have an expiration date beyond ten years from the date of grant. Additionally, although the Board of Directors has the authority to set other terms, all of our options vest ratably over a four or five-year period.

      The maximum number of shares authorized for issuance over the life of the 1993 Stock Incentive Plan, 2000 Stock Incentive Plan and 2000 Broad-Based Plan are 26.5 million, 29 million and 3 million, respectively. At December 31, 2003, a total of 19.7 million, 19.9 million and 1.5 million shares were issuable upon exercise of options outstanding under the 1993 Stock Incentive Plan, 2000 Stock Incentive Plan and 2000 Broad-Based Employee Plan, respectively. The 1993 Stock Incentive Plan expired in May 2003, and no grants could be made under the plan after its expiration, and approximately 8.7 million and approximately 300,000 shares remain available for grant under the 2000 Stock Incentive and Broad-Based Plans.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Employee Director Plans

      We also have a 1996 Non-Employee Director Plan that allows for an automatic annual grant of options to purchase 10,000 shares of common stock to each of our non-employee directors. The plan authorized a total of 2.4 million shares, and all options granted under the plan had a one-year vesting period and a term of ten years. In accordance with the plan, all options had an exercise price equal to the fair market value on the date of grant. Members of our Board of Directors received their annual grants in 2001 and 2002. However, the annual grant ceased after 2002 when we adopted our 2003 Directors’ Deferred Compensation Plan. Under the Deferred Compensation Plan, a portion of the cash compensation that the directors would otherwise receive is deferred until after their termination from board service and each director may elect to defer the remaining cash compensation to a date that he chooses, which must be after termination of board service. At that time, the compensation is paid in shares of our common stock. The number of shares the directors receive is calculated on the date the cash compensation would have been payable, based on the fair market value of our common stock on that day.

Other

      We have outstanding warrants that we issued to non-employees for goods and services through 1997 in individual arrangements. These warrants generally vest over a period of time, up to five years, and have terms of up to ten years. All of the warrants have exercise prices equal to the fair market value of our common stock on the date they were granted. Additionally, we have outstanding options and warrants that we acquired in acquisitions. At the time of those acquisitions, the options and warrants were converted into the right to purchase shares of our common stock. These options and warrants generally continue to vest under their original schedules, which range up to five years, although some vested immediately upon the change in control related to the acquisition.

      We generally issue treasury stock upon exercises of stock options and warrants. When issuing shares of treasury stock, the difference between the stock option or warrant exercise price and the average treasury stock cost is recorded as an addition to or deduction from additional paid in capital.

      The following table summarizes our common stock option and warrant activity (shares in thousands):

	Years Ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	44,469	$27.36	41,465	$27.96	40,257	$30.10
Granted	10,358	$19.99	10,376	$27.60	11,469	$24.59
Exercised	(2,764)	$18.68	(1,758)	$15.23	(3,292)	$15.89
Forfeited or expired	(2,854)	$28.66	(5,614)	$35.96	(6,969)	$40.46

Outstanding at end of year	49,209	$26.19	44,469	$27.36	41,465	$27.96

Exercisable at end of year	25,918	$29.10	21,789	$29.55	21,159	$31.60

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Outstanding and exercisable stock options and warrants at December 31, 2003, were as follows (shares in thousands):

	Outstanding			Exercisable

Range of		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Shares	Exercise Price	Remaining Years	Shares	Exercise Price

$5.00-$10.00	36	$7.10	1.15	36	$7.10
$10.01-$20.00	16,223	$17.64	7.55	5,622	$15.24
$20.01-$30.00	24,022	$25.66	6.74	11,590	$25.36
$30.01-$40.00	3,610	$35.06	4.01	3,513	$35.19
$40.01-$50.00	2,453	$43.52	3.71	2,450	$43.51
$50.01-$56.44	2,865	$53.19	4.69	2,707	$53.30

$5.00-$56.44	49,209	$26.19	6.53	25,918	$29.10

      Our President, CEO, and Chairman of the Board was granted 650,000 performance based stock options upon joining the Company in November 1999. The options were granted under our 1993 Stock Incentive Plan and are included in the above tables. The options vest according to certain performance goals in lieu of the normal vesting schedules. Notwithstanding these performance goals, all of these options will vest no later than five years from the date of grant.

16.	Earnings Per Share

      The following reconciles income before cumulative effect of changes in accounting principles as presented in the consolidated statements of operations with diluted net income for the purposes of calculating diluted earnings per common share (in millions):

	Years Ended
	December 31,

	2003	2002	2001

Income before cumulative effect of changes in accounting principles	$719	$820	$501
Interest on convertible securities, net of income taxes	—	1	—

Diluted income before cumulative effect of changes in accounting principles	719	821	501
Cumulative effect of changes in accounting principles, net of income tax expense	(89)	2	2

Diluted net income	$630	$823	$503

      The following reconciles the number of common shares outstanding at December 31 of each year to the weighted average number of common shares outstanding and the weighted average number of common and

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilutive potential common shares outstanding for the purposes of calculating basic and diluted earnings per common share (shares in millions):

	Years Ended December 31,

	2003	2002	2001

Number of common shares outstanding at year-end	576.1	594.6	628.0
Effect of using weighted average common shares outstanding	12.9	18.8	(1.8)

Weighted average basic common shares outstanding	589.0	613.4	626.2
Dilutive effect of common stock options and warrants and other contingently issuable shares	3.5	3.3	4.6
Dilutive effect of convertible subordinated notes	—	0.8	—

Weighted average diluted common shares outstanding	592.5	617.5	630.8

      For 2001 and 2003, the effect of our convertible subordinated notes is excluded from the dilutive earnings per share calculation since inclusion of these items would be antidilutive.

      At December 31, 2003, there were approximately 49.9 million shares of common stock potentially issuable with respect to stock options, warrants, and convertible debt, of which approximately 19.6 million shares were not included in the diluted earnings per share computation because their exercise price was greater than the average per share market price of our stock for the year ended 2003. Including the impact of these potentially issuable shares in the current period calculations would not have been dilutive for the periods presented, but may dilute earnings per share in the future.

17.	Fair Value of Financial Instruments

      We have determined the estimated fair value amounts of our financial instruments using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The fair value estimates are based on information available to management as of December 31, 2003 and 2002. These amounts have not been revalued since those dates, and current estimates of fair value may differ significantly from the amounts presented.

      The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, trade accounts payable, financial instruments included in notes and other receivables and certain financial instruments included in other assets or other liabilities are reflected in our consolidated financial statements at historical cost, which is materially representative of their fair value principally because of the short-term maturities of these instruments.

      Long-term investments — Included as a component of other assets in our balance sheet at December 31, 2003 is $397 million of restricted investments in U.S. government agency debt securities. These investments are recorded at fair value with the unrealized holding gain, which was approximately $1 million at December 31, 2003, deferred as a component of other comprehensive income in the equity section of the balance sheet.

      Debt and interest rate derivatives — At December 31, 2003 and 2002, the carrying value of debt was approximately $8.5 billion and $8.3 billion, respectively, which includes adjustments to the carrying values of debt instruments for both the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments of debt instruments that are currently hedged. See Note 7. For active hedge arrangements, the fair value of the derivative is included in other current assets, other long-term assets,

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued liabilities or other long-term liabilities, as appropriate. The estimated fair value of debt at December 31, 2003 and 2002 was approximately $8.9 billion and $8.7 billion, respectively. The estimated fair values of our senior notes and convertible subordinated notes are based on quoted market prices. The carrying value of remarketable debt approximates fair value due to the short-term nature of the attached interest rates. The fair value of other debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar types of instruments.

18.	Business Combinations and Divestitures

Purchase Acquisitions

      During the year ended December 31, 2003, we paid $337 million, net of cash acquired, for the acquisitions of approximately 75 businesses, which are included within our NASW operations. This included approximately $85 million in the first quarter of 2003, which was primarily associated with our acquisition of the Peltz Group, the largest privately-held recycler in the United States. Its assets were contributed to Recycle America Alliance. See Note 20 for further discussion. The most significant of the other transactions was the acquisition of certain collections assets from Allied Waste Industries, Inc. in the third and fourth quarters of 2003.

      Additionally, in 2003 we acquired certain operations from Bio-Energy Partners, a general partnership in which we have a 50% ownership interest, for $18 million. Bio-Energy Partners owns and operates facilities that produce electrical power from landfill gas that is ultimately sold to public utilities and other commercial users. Concurrent with this transaction, we received net cash proceeds from Bio-Energy Partners of $30 million in exchange for assuming a like amount of indebtedness of the partnership. We continue to account for our remaining interests in Bio-Energy Partners as an equity investment.

      All 2003 acquisitions were accounted for under the purchase method of accounting, as required by SFAS No. 141, with the purchase price being allocated to the net assets acquired based on their respective fair values. As a result of these acquisitions, we recorded approximately $458 million in additional assets, including approximately $154 million of goodwill, of which approximately $143 million is deductible for income tax purposes, and approximately $65 million of other intangible assets. Approximately $117 million of liabilities were assumed as a result of these acquisitions. No single acquisition has been material to our consolidated financial position or our results of operations for the periods presented, and we do not anticipate that these acquisitions, when considered individually or in the aggregate, will have a material impact on our results of operations in future periods.

      In both 2002 and 2001, we completed over 50 acquisitions of North American Solid Waste (“NASW”) operations that were accounted for under the purchase method of accounting. Cash paid for acquisitions, net of cash acquired, was approximately $162 million and $116 million for 2002 and 2001, respectively.

Divestitures

      The approximate aggregate sales prices for divestitures of the Company’s non-integrated North American operations in 2003, 2002 and 2001 was $18 million, $103 million and $23 million, respectively, which was comprised substantially of cash proceeds. We recognized net gains of approximately $13 million and $8 million on these divestitures during 2003 and 2002, respectively. There was no material impact related to our 2001 divestitures.

19.	Variable Interest Entities

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46 requires the primary beneficiary of a variable interest entity to consolidate the assets, liabilities, and results of operations of that entity in its financial statements. Based on the guidance in FIN 46, we have

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concluded that we hold financial interests in certain entities that make us the primary beneficiary of those entities.

      As it applies to our implementation, the effective dates for FIN 46 are as follows:

Entity Characteristics

Creation or Modification	Entity Type	Effective Dates

After January 31, 2003	All variable interest entities	February 1, 2003
On or before January 31, 2003	Special purpose variable interest entities(a)	December 31, 2003
On or before January 31, 2003	All other variable interest entities(b)	March 31, 2004

(a)	An entity is a special purpose type variable interest entity if it has the following characteristics: (i) the entity was established for a specific transaction or business activity, usually for the benefit of a single company; (ii) substantially all of the activities of the entity involve assets transferred from a single company; (iii) the expected substantive residual risks and substantially all the residual rewards of the entity reside directly or indirectly with a single company and (iv) the owner of record of the entity has not made an initial substantive residual equity capital investment that is at risk during the entire term of the entity.

(b)	We will continue to assess our other financial interests through the first quarter of 2004. See Note 23 for disclosures associated with financial interests identified through our implementation processes.

     In accordance with our implementation of FIN 46 to date, we began consolidating the financial results of a surety bonding company at the beginning of the third quarter of 2003 and consolidated the assets and liabilities of two leasing entities established for the leveraged lease financing of three of our waste-to-energy facilities on December 31, 2003 as described below:

      Financial Interest in Surety Bonding Company — During the third quarter of 2003, we issued a $25.6 million letter of credit to support the debt of a surety bonding company established by an unrelated third party to issue surety bonds to the waste industry and other industries. The letter of credit serves to guarantee the surety bonding company’s obligations associated with its debt and represents our exposure to loss associated with our financial interest in the entity.

      Approximately $22 million of current assets, $5 million of other intangible assets and $27 million of debt have been included in our consolidated balance sheet as of December 31, 2003 as a result of the application of FIN 46 to this variable interest entity. Although we are the primary beneficiary of this variable interest entity, the creditors of the entity do not have recourse against our general credit and our losses are limited to our exposure under the guarantee. Consolidation of this entity did not materially impact our results of operations during the year ended December 31, 2003 nor do we anticipate that it will materially impact our results of operations in the foreseeable future. See Note 2 for additional discussion related to our financial assurance activities.

      Waste-to-Energy LLCs — On June 30, 2000, two limited liability companies (“LLCs”) were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we operate under an agreement with the owner. John Hancock Life Insurance Company (“Hancock”) has a 99.5% ownership interest in one of the LLCs (“LLC I”), and the second LLC (“LLC II”) is 99.75% collectively owned by LLC I and the CIT Group (“CIT”). We own the remaining equity interest in each LLC. Hancock and CIT made an initial investment of approximately $167 million in the LLCs. The LLCs used these proceeds to purchase the three waste-to-energy facilities that we operate and assumed the seller’s indebtedness related to these facilities. Under the LLC agreements, the LLCs shall be dissolved upon the occurrence of any of the following events: (i) a written decision of all the members of the LLCs to dissolve, (ii) December 31, 2063, (iii) the entry of a decree of judicial dissolution under the Delaware Limited Liability Company Act, or (iv) the LLCs ceasing to own any interest in these waste-to-energy facilities.

      Income, losses and cash flows are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, the earnings of LLC I will be allocated 20% to

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hancock and 80% to us and the earnings of LLC II will be allocated 20% to Hancock and CIT and 80% to us. We do not expect Hancock and CIT to achieve the targeted returns at any time during the initial base term of the lease. We are required under certain circumstances to make capital contributions to the LLCs in the amount of the difference between the stipulated loss amounts and terminated values under the LLC agreements to the extent they are different from the underlying lease agreements. We believe that the likelihood of the occurrence of these circumstances is remote. Additionally, if we exercise certain renewal options under the leases, we will be required to make capital contributions to the LLCs for the difference between fair market rents and the scheduled renewal rents, if any.

      Prior to the consolidation of the entities, we accounted for the underlying leases of the waste-to-energy facilities as operating leases and accounted for our investment in the LLCs under the equity method of accounting. For the year ended December 31, 2003, we made aggregate lease payments of approximately $63 million. As of December 31, 2003, the remaining aggregate lease commitments related to these waste facilities was $467 million, which includes $158 million in required capital contributions to the LLC for the amount of the difference between the bargain rents associated with the renewal options and fair value rental payments. The three facilities serve as collateral for the LLCs’ debt obligations.

      The following table summarizes the impact of the consolidation of these entities as of December 31, 2003 (in millions):

Increase (Decrease)

Assets
Property and equipment	$401
Other assets	(125)

Total assets	$276

Liabilities and Stockholders’ Equity
Current portion of long-term debt	$40
Other liabilities	(2)

Current liabilities	38
Long-term debt, less current portion	131
Deferred income taxes	(29)
Other liabilities	(15)

Total liabilities	125

Minority interest in variable interest entities	194
Cumulative effect of change in accounting	(43)

Total liabilities and stockholders’ equity	$276

      On December 31, 2003, we recorded a charge to cumulative effect of change in accounting principle of approximately $43 million, net of tax benefit, or $0.07 per diluted share as a result of the consolidation of the LLCs. Additionally, we expect this change in accounting to impact the presentation of certain activity within our statement of operations beginning in the first quarter of 2004. However, we do not expect the change in accounting for the LLCs to materially impact our net income or cash flows.

20.	Segment and Related Information

      We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Canadian, Wheelabrator and Recycling Groups. These seven operating Groups are presented below as our

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reportable segments. These reportable segments, when combined with certain other operations not managed through the seven operating Groups, comprise our North American Solid Waste, or NASW, operations. NASW, our core business, provides integrated waste management services consisting of collection, disposal (solid waste and hazardous waste landfills), transfer, waste-to-energy facilities and independent power production plants that are managed by Wheelabrator, recycling and other miscellaneous services to commercial, industrial, municipal and residential customers throughout the United States, Puerto Rico and Canada. The operations not managed through our seven operating Groups are presented herein as “Other NASW.” We also had international waste management services and non-solid waste services, all of which were divested by March 31, 2002. However, we continue to incur minimal administrative expenses in connection with these divestitures. These operations are included in the table below as “Other.”

      Summarized financial information concerning our reportable segments for the respective years ended December 31 is shown in the following table (in millions). In our prior year footnotes to the consolidated financial statements, Recycling was included within the geographic Groups. For the current year presentation, prior period information has been restated to conform to the current year presentation.

	Gross	Intercompany	Net		Depreciation
	Operating	Operating	Operating	Income from	and	Capital	Total Assets(f),
	Revenues	Revenues(d)	Revenues	Operations(e)	Amortization(e)	Expenditures	(g), (h)

2003
Canadian	$573	$(57)	$516	$76	$56	$51	$1,329
Eastern	3,825	(770)	3,055	360	372	326	5,322
Midwest	2,213	(389)	1,824	323	249	196	3,025
Southern	3,027	(455)	2,572	589	274	245	2,896
Western	2,507	(334)	2,173	368	180	204	2,820
Wheelabrator	819	(60)	759	229	42	20	2,680
Recycling(a)	567	(15)	552	(7)	26	49	429
Other NASW(b)	200	(77)	123	(26)	10	1	1,035

Total NASW	13,731	(2,157)	11,574	1,912	1,209	1,092	19,536
Other	—	—	—	(1)	—	—	40
Corporate(c)	—	—	—	(371)	56	108	1,938

Total	$13,731	$(2,157)	$11,574	$1,540	$1,265	$1,200	$21,514

2002
Canadian	$524	$(51)	$473	$37	$49	$49	$1,114
Eastern	3,745	(733)	3,012	510	366	368	5,298
Midwest	2,223	(324)	1,899	345	255	250	2,960
Southern	2,979	(450)	2,529	571	265	261	2,805
Western	2,468	(341)	2,127	375	184	188	2,818
Wheelabrator	789	(58)	731	209	42	26	2,404
Recycling(a)	314	(11)	303	2	16	30	262
Other NASW(b)	91	(31)	60	(38)	3	—	791

Total NASW	13,133	(1,999)	11,134	2,011	1,180	1,172	18,452
Other	9	(1)	8	(4)	—	—	21
Corporate(c)	—	—	—	(363)	42	115	2,098

Total	$13,142	$(2,000)	$11,142	$1,644	$1,222	$1,287	$20,571

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net		Depreciation
	Operating	Operating	Operating	Income from	and	Capital	Total Assets(f),
	Revenues	Revenues(d)	Revenues	Operations(e)	Amortization(e)	Expenditures	(g), (h)

2001
Canadian	$530	$(51)	$479	$73	$59	$33	$1,111
Eastern	3,734	(713)	3,021	529	407	381	5,165
Midwest	2,269	(335)	1,934	356	285	271	2,936
Southern	2,971	(442)	2,529	584	281	228	2,761
Western	2,531	(356)	2,175	428	209	211	2,734
Wheelabrator(i)	802	(55)	747	229	72	19	2,567
Recycling(a)	242	(12)	230	(23)	14	32	241
Other NASW(b)	77	(30)	47	—	3	—	373

Total NASW	13,156	(1,994)	11,162	2,176	1,330	1,175	17,888
Other	204	(44)	160	(47)	—	1	124
Corporate(c)	—	—	—	(846)	41	152	1,880

Total	$13,360	$(2,038)	$11,322	$1,283	$1,371	$1,328	$19,892

(a)	Our Recycling Group is comprised of Recycle America Alliance, L.L.C. Recycle America Alliance includes certain recycling assets transferred from our geographic operating Groups as well as assets contributed in January 2003 by the Peltz Group, our minority interest partner in Recycle America Alliance.

(b)	Other NASW includes operations provided throughout our operating Groups for methane gas recovery and certain third party sub-contract and administration revenues managed by our national accounts department. Also included are certain year-end adjustments related to the reportable segments but not included in the measure of segment profit or loss used to assess their individual Group performance for the periods disclosed.

(c)	Corporate functions include the treasury, legal, information technology, tax, insurance, management of closed landfills and related insurance recoveries, centralized service center and other typical administrative functions. Certain of the associated costs for support services are allocated to the seven operating Groups.

(d)	Intercompany operating revenues reflect each segment’s total intercompany sales including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(e)	For those items included in the determination of income from operations, the accounting policies of the segments are generally the same as those described in the summary of significant accounting policies (see Note 2). Income from operations included goodwill amortization of $156 million for the year ended December 31, 2001. We ceased amortizing goodwill upon adoption of SFAS No. 142 on January 1, 2002. In 2003 and 2002, our corporate functions charged NASW operations an expense similar in amount to prior goodwill amortization. For the years ended December 31, 2003 and 2002 this charge increased income from operations for the corporate functions by $151 million and $148 million, respectively, and decreased income from operations by the same amount for NASW.

(f)	The reconciliation of total assets reported above to total assets on the consolidated balance sheets is as follows (in millions):

	December 31,

	2003	2002	2001

Total assets, as reported above	$21,514	$20,571	$19,892
Elimination of intercompany investments and advances	(858)	(715)	(402)

Total assets, per consolidated balance sheets	$20,656	$19,856	$19,490

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	Goodwill is included in total assets. The reconciliation of changes in goodwill during 2003 by reportable segment is as follows (in millions):

	Canadian	Eastern	Midwest	Southern	Western	Wheelabrator	Recycling	Total

Balance, December 31, 2002	$213	$1,790	$895	$497	$884	$790	$10	$5,079
Contribution of assets to RAA	—	(24)	(12)	(2)	(1)	—	39	—

Balance, January 1, 2003	213	1,766	883	495	883	790	49	5,079
Acquired goodwill	—	23	56	19	10	1	45	154
Divested goodwill, net of assets held for sale	—	(3)	(1)	(7)	(4)	4	(2)	(13)
Translation adjustments	45	—	—	—	—	—	—	45
Other adjustments	—	—	—	—	—	1	—	1

Balance, December 31, 2003	$258	$1,786	$938	$507	$889	$796	$92	$5,266

(h)	As discussed in Note 2 we changed our classification of estimated insurance recoveries beginning December 31, 2003. In our December 31, 2002 balance sheet, we have reclassified approximately $225 million of estimated insurance recoveries in order to conform the prior year’s presentation of our assets and liabilities with the current year’s presentation. We did not make similar reclassifications in the balance sheets of any period before 2002 because we determined that the reclassification did not materially impact the financial information presented.

(i)	Income from operations for the year ended December 31, 2001 included certain significant items for our Wheelabrator segment that were unusual in nature. At the beginning of 2001, we classified our independent power production plants as held-for-sale. We re-evaluated our business alternatives during 2001, and based on these assessments, we decided to hold and operate the plants with the exception of one facility. Accordingly, we reclassified all but one of the plants from held-for-sale to held-for-use in 2001. As a result of this reclassification, we reversed our previously recorded held-for-sale impairment loss of $109 million through asset impairments and unusual items and recorded depreciation of $6 million that had been suspended through the held-for-sale period. We also subjected the plants to impairment testing on a held-for-use basis, which resulted in an impairment charge of $85 million, and is a component of asset impairments and unusual items in 2001.

     The table below shows the total revenues contributed by the Company’s principal lines of business within NASW (in millions).

	Years Ended December 31,

	2003	2002	2001

NASW:
Collection	$7,791	$7,598	$7,584
Landfill	2,657	2,660	2,743
Transfer	1,570	1,451	1,435
Wheelabrator	819	789	802
Recycling and other(a)	894	635	592
Intercompany(b)	(2,157)	(1,999)	(1,994)

Operating revenues	$11,574	$11,134	$11,162

(a)	In addition to the revenue generated by our Recycling Group, we have included revenues generated within our five geographic operating Groups derived from recycling, methane gas operations, sweeping services and Port-O-Let® services in the “recycling and other” line of business.

(b)	Intercompany revenues between lines of business are eliminated on the consolidated financial statements included herein.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Operating revenues and property and equipment (net) relating to operations in the United States and Puerto Rico, Europe, Canada and all other geographic areas (“other foreign”) are as follows (in millions).

	Years Ended December 31,

	2003	2002	2001

Operating revenues:
United States and Puerto Rico	$11,058	$10,669	$10,832
Canada	516	473	479
Europe	—	—	7
Other foreign	—	—	4

Total	$11,574	$11,142	$11,322

      At December 31, 2001, we had divested all of our international waste management operations other than our Canadian operations. Therefore, property and equipment relating to Europe and other foreign areas are appropriately not reflected in the table below.

	Years Ended December 31,

	2003	2002	2001

Property and equipment, net:
United States and Puerto Rico	$10,482	$9,846	$9,599
Canada	929	766	758

Total	$11,411	$10,612	$10,357

21.	Quarterly Financial Data (Unaudited)

      Historically, our quarterly operating results have fluctuated. The fluctuations may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and general economic conditions. Our revenues and income from operations typically reflect seasonal patterns. Our operating revenues tend to be somewhat lower in the winter months, primarily due to the lower volume of construction and demolition waste. Volumes of industrial and residential waste in certain regions also tend to decrease during the winter months. We also use the slower winter months for scheduled maintenance at our waste-to-energy facilities, so repair and maintenance expense is generally higher in our first quarter than in other quarters during the year. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of our operations. Our first and fourth quarter results of operations typically reflect these seasonal changes.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the unaudited quarterly results of operations for 2003 and 2002 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003
Operating revenues	$2,716	$2,915	$2,975	$2,968
Income from operations(a)	279	385	435	441
Income before cumulative effect of changes in accounting principles	107	176	210	226
Net income(b)	61	176	210	183
Income per common share:
Basic:
Income before cumulative effect of changes in accounting principles	0.18	0.30	0.36	0.39
Net income	0.10	0.30	0.36	0.31
Diluted:
Income before cumulative effect of changes in accounting principles	0.18	0.30	0.35	0.39
Net income	0.10	0.30	0.35	0.31

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002
Operating revenues	$2,609	$2,825	$2,896	$2,812
Income from operations(c)	332	464	465	383
Income before cumulative effect of changes in accounting principles	136	217	231	236
Net income	138	217	231	236
Income per common share:
Basic:
Income before cumulative effect of changes in accounting principles	0.22	0.35	0.38	0.39
Net income	0.22	0.35	0.38	0.39
Diluted:
Income before cumulative effect of changes in accounting principles	0.22	0.35	0.38	0.39
Net income	0.22	0.35	0.38	0.39

(a)	In the first quarter of 2003, we recorded a $20 million pre-tax charge for costs associated with our February 2003 restructuring. In the second quarter of 2003 we recorded an additional $24 million of pre-tax costs for a June 2003 workforce reduction.

(b)	In the first and fourth quarters of 2003, we recorded net of tax charges of $46 million and $43 million, respectively, to cumulative effect of changes in accounting principles for the initial adoption of the accounting changes discussed in Notes 2 and 19.

(c)	In the first quarter of 2002, we recorded a $37 million pre-tax charge for costs associated with the implementation of our restructuring. In the third quarter of 2002, we recorded an additional $1 million pre-tax charge for our subsequent restructuring of our Canadian Group. See Note 11 for further discussion.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each quarter and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts. For certain quarters presented, the effect of our convertible subordinated notes and debentures are excluded from the diluted earnings per share calculations since inclusion of these items would be antidilutive for those periods.

22. Condensed Consolidating Financial Statements

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

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2003

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$224	$—	$(89)	$—	$135
Other current assets	—	—	2,453	—	2,453

	224	—	2,364	—	2,588
Property and equipment, net	—	—	11,411	—	11,411
Due from affiliates	9,942	6,065	—	(16,007)	—
Other assets	23	106	6,528	—	6,657

Total assets	$10,189	$6,171	$20,303	$(16,007)	$20,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$118	$—	$396	$—	$514
Accounts payable and other accrued liabilities	88	43	2,687	—	2,818

	206	43	3,083	—	3,332
Long-term debt, less current portion	4,325	1,531	2,141	—	7,997
Due to affiliates	—	—	6,333	(6,333)	—
Other liabilities	95	6	3,413	—	3,514

Total liabilities	4,626	1,580	14,970	(6,333)	14,843
Minority interest in subsidiaries and variable interest entities	—	—	250	—	250
Stockholders’ equity	5,563	4,591	5,083	(9,674)	5,563

Total liabilities and stockholders’ equity	$10,189	$6,171	$20,303	$(16,007)	$20,656

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$316	$—	$(52)	$—	$264
Other current assets	—	4	2,536	—	2,540

	316	4	2,484	—	2,804
Property and equipment, net	—	—	10,612	—	10,612
Due from affiliates	9,484	5,694	—	(15,178)	—
Other assets	57	123	6,260	—	6,440

Total assets	$9,857	$5,821	$19,356	$(15,178)	$19,856

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$112	$119	$—	$231
Accounts payable and other accrued liabilities	73	32	2,941	—	3,046

	73	144	3,060	—	3,277
Long-term debt, less current portion	4,476	1,863	1,723	—	8,062
Due to affiliates	—	—	7,277	(7,277)	—
Other liabilities	—	—	3,190	—	3,190

Total liabilities	4,549	2,007	15,250	(7,277)	14,529
Minority interest in subsidiaries	—	—	19	—	19
Stockholders’ equity	5,308	3,814	4,087	(7,901)	5,308

Total liabilities and stockholders’ equity	$9,857	$5,821	$19,356	$(15,178)	$19,856

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2003
Operating revenues	$—	$—	$11,574	$—	$11,574
Costs and expenses	—	—	10,034	—	10,034

Income from operations	—	—	1,540	—	1,540

Other income (expense):
Interest income (expense), net	(241)	(126)	(60)	—	(427)
Equity in subsidiaries, net of taxes	783	863	—	(1,646)	—
Minority interest	—	—	(6)	—	(6)
Other, net	—	—	16	—	16

	542	737	(50)	(1,646)	(417)

Income before income taxes	542	737	1,490	(1,646)	1,123
Provision for (benefit from) income taxes	(88)	(46)	538	—	404

Income before cumulative effect of change in accounting principle	630	783	952	(1,646)	719
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(89)	—	(89)

Net income	$630	$783	$863	$(1,646)	$630

Year Ended December 31, 2002
Operating revenues	$—	$—	$11,142	$—	$11,142
Costs and expenses	—	—	9,498	—	9,498

Income from operations	—	—	1,644	—	1,644

Other income (expense):
Interest income (expense), net	(240)	(153)	(53)	—	(446)
Equity in subsidiaries, net of taxes	974	1,071	—	(2,045)	—
Minority interest	—	—	(7)	—	(7)
Other, net	—	—	51	—	51

	734	918	(9)	(2,045)	(402)

Income before income taxes	734	918	1,635	(2,045)	1,242
Provision for (benefit from) income taxes	(88)	(56)	566	—	422

Income before cumulative effect of change in accounting principle	822	974	1,069	(2,045)	820
Cumulative effect of change in accounting principle	—	—	2	—	2

Net income	$822	$974	$1,071	$(2,045)	$822

Year Ended December 31, 2001
Operating revenues	$—	$—	$11,322	$—	$11,322
Costs and expenses	—	—	10,039	—	10,039

Income from operations	—	—	1,283	—	1,283

Other income (expense):
Interest income (expense), net	(278)	(184)	(45)	—	(507)
Equity in subsidiaries, net of taxes	677	792	—	(1,469)	—
Minority interest	—	—	(5)	—	(5)
Other, net	—	—	13	—	13

	399	608	(37)	(1,469)	(499)

Income before income taxes	399	608	1,246	(1,469)	784
Provision for (benefit from) income taxes	(104)	(69)	456	—	283

Income before cumulative effect of change in accounting principle	503	677	790	(1,469)	501
Cumulative effect of change in accounting principle, net of income tax expense	—	—	2	—	2

Net income	$503	$677	$792	$(1,469)	$503

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2003
Cash flows from operating activities:
Net income	$630	$783	$863	$(1,646)	$630
Equity in earnings of subsidiaries, net of taxes	(783)	(863)	—	1,646	—
Other adjustments and changes	68	1	1,227	—	1,296

Net cash provided by (used in) operating activities	(85)	(79)	2,090	—	1,926

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(337)	—	(337)
Capital expenditures	—	—	(1,200)	—	(1,200)
Proceeds from divestitures of businesses, net of cash divested, and other asset sales	—	—	74	—	74
Net receipts from restricted funds	—	—	371	—	371
Other	—	—	8	—	8

Net cash used in investing activities	—	—	(1,084)	—	(1,084)

Cash flows from financing activities:
New borrowings	23	—	84	—	107
Debt repayments	—	(436)	(127)	—	(563)
Common stock repurchases	(550)	—	—	—	(550)
Cash dividends	(6)	—	—	—	(6)
Exercise of common stock options and warrants	52	—	—	—	52
Other	(4)	—	(9)	—	(13)
(Increase) decrease in intercompany and investments, net	478	515	(993)	—	—

Net cash provided by (used in) financing activities	(7)	79	(1,045)	—	(973)

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

Decrease in cash and cash equivalents	(92)	—	(37)	—	(129)
Cash and cash equivalents at beginning of period	316	—	(52)	—	264

Cash and cash equivalents at end of period	$224	$—	$(89)	$—	$135

Year Ended December 31, 2002
Cash flows from operating activities:
Net income	$822	$974	$1,071	$(2,045)	$822
Equity in earnings of subsidiaries, net of taxes	(974)	(1,071)	—	2,045	—
Other adjustments and changes	56	15	1,260	—	1,331

Net cash provided by (used in) operating activities	(96)	(82)	2,331	—	2,153

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(162)	—	(162)
Capital expenditures	—	—	(1,287)	—	(1,287)
Proceeds from divestitures of businesses, net of cash divested, and other asset sales	—	—	175	—	175
Net receipts from restricted funds	6	—	267	—	273
Other	—	—	39	—	39

Net cash provided by (used in) investing activities	6	—	(968)	—	(962)

Cash flows from financing activities:
New borrowings	894	—	—	—	894
Debt repayments	(850)	(660)	(81)	—	(1,591)
Common stock repurchases	(982)	—	—	—	(982)
Cash dividends	(6)	—	—	—	(6)
Exercise of common stock options and warrants	27	—	—	—	27
(Increase) decrease in intercompany and investments, net	566	742	(1,308)	—	—

Net cash provided by (used in) financing activities	(351)	82	(1,389)	—	(1,658)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Decrease in cash and cash equivalents	(441)	—	(25)	—	(466)
Cash and cash equivalents at beginning of period	757	—	(27)	—	730

Cash and cash equivalents at end of period	$316	$—	$(52)	$—	$264

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2001
Cash flows from operating activities:
Net income	$503	$677	$792	$(1,469)	$503
Equity in earnings of subsidiaries, net of taxes	(677)	(792)	—	1,469	—
Other adjustments and changes	84	20	1,748	—	1,852

Net cash provided by (used in) operating activities	(90)	(95)	2,540	—	2,355

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(116)	—	(116)
Capital expenditures	—	—	(1,328)	—	(1,328)
Proceeds from divestitures of businesses, net of cash divested, and other asset sales	—	—	58	—	58
Net receipts from restricted funds	12	—	126	—	138
Other	—	—	16	—	16

Net cash provided by (used in) investing activities	12	—	(1,244)	—	(1,232)

Cash flows from financing activities:
New borrowings	1,267	—	361	—	1,628
Debt repayments	(1,307)	(400)	(431)	—	(2,138)
Cash dividends	(6)	—	—	—	(6)
Exercise of common stock options and warrants	50	—	—	—	50
Other	—	—	(19)	—	(19)
(Increase) decrease in intercompany and investments, net	657	481	(1,138)	—	—

Net cash provided by (used in) financing activities	661	81	(1,227)	—	(485)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	583	(14)	67	—	636
Cash and cash equivalents at beginning of period	174	14	(94)	—	94

Cash and cash equivalents at end of period	$757	$—	$(27)	$—	$730

23.     New Accounting Pronouncements (Unaudited)

FIN 46 — Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FIN 46, which requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB revised FIN 46 to provide companies with clarification of key terms, additional exemptions for application and an extended initial application period. FIN 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and special purpose entities created on or before January 31, 2003. See Note 19 for disclosures related to variable interest entities that have been consolidated into our financial statements as of December 31, 2003. The FASB’s December 2003 revision to FIN 46 makes the Interpretation effective for all other variable interests beginning March 31, 2004.

      As a result of the FASB’s December 2003 revision of FIN 46, we postponed our implementation of FIN 46 for non-special purpose variable interest entities created on or before January 31, 2003. The following variable interest entities have been identified as a result of our implementation processes and are expected to be consolidated, as appropriate, beginning March 31, 2004.

      Closure, Post-Closure and Remedial Trust Funds — At several of our landfills and remedial sites we provide financial assurance by depositing cash, or directing others to deposit cash, into trust funds that are legally restricted for purposes of settling closure, post-closure or remedial obligations. These funds are generally invested in cash or cash-equivalent instruments and marketable debt and equity securities. See Note 2 for additional disclosure associated with these financial assurance instruments. Variability in the fair value of trust assets is generally for our benefit or detriment as the accounts have been established to meet our statutory financial assurance requirements and future financial obligations. Our exposure to loss associated

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with these entities is therefore a function of the ability of the funds to meet our statutory requirements and closure, post-closure and remedial obligations as they come due. As the trust funds are generally invested in high quality, low risk financial instruments and are expected to continue to meet the statutory requirements for which they were established, we do not believe that there is any material exposure to loss associated with the trusts. The fair value of these trust funds was approximately $205 million at December 31, 2003. Of this amount, approximately $186 million is currently recorded in our consolidated balance sheet primarily as a component of other long-term assets. The remaining $19 million will be consolidated as of March 31, 2004 unless the FASB issues further changes to FIN 46 that indicate otherwise.

      Financial Interests in Operating and Capital Leases — We have certain lease agreements that contain fixed price purchase options. The option prices are generally intended to approximate the fair value of the properties at the termination of the lease term and in no way represent a guarantee of the assets’ residual value. For those interests, we have determined that we are not the primary beneficiary of the leasing entities. The leasing entities are single asset entities owned and managed by financing organizations. The entities were established to own and lease waste-to-energy facilities operated by our Wheelabrator Group. In addition to the fixed price purchase options contained in these lease agreements, the lease terms include termination value requirements that expose us to potential variability in an event of default. We believe that the likelihood of an event of default is remote and that our exposure to loss associated with these lease agreements is limited to our obligation to make future minimum rent payments.

      We are unaware of any other financial interests that should be considered for purposes of applying FIN 46, but will continue to assess our existing financial interests through the first quarter of 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

ITEM 9A.	Controls and Procedures.

      We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within required time periods.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The information required by this Item with respect to directors, executive officers and section 16 reporting is incorporated by reference to “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be held May 14, 2004.

      We have adopted a code of ethics that applies to our CEO, CFO and Chief Accounting Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Conduct,” is posted on our website at http://www.wm.com under the caption “Ethics and Diversity.”

Item 11.	Executive Compensation.

      The information required by this Item is set forth under the caption “Executive Compensation” in the 2004 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required by this Item is incorporated by reference to “Equity Compensation Plans Information” and “Director and Officer Stock Ownership” in the 2004 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

      The information required by this Item is set forth under the caption “Related Party Transactions” in the 2004 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

      The information required by this Item is set forth under the caption “Principal Accounting Fees and Services” in the 2004 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Financial Statement Schedules, Exhibits, and Reports on Form 8-K.

(a)(1)	Consolidated Financial Statements:

Report of Independent Auditors

Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

(a)(2)	Consolidated Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

      All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

      (a)(3) Exhibits:

Exhibit No.*		Description

3.1	—	Second Amended and Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2002].
3.2	—	Bylaws as amended [Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2002].
4.1	—	Specimen Stock Certificate [Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2	—	Indenture for Subordinated Debt Securities dated February 1, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].
4.3	—	Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].
10.1	—	1993 Stock Incentive Plan [Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1998].
10.2	—	1996 Stock Option Plan for Non-Employee Directors [Incorporated by reference to Appendix A to the Proxy Statement for the 2000 Annual Meeting of Stockholders].
10.3	—	1997 Employee Stock Purchase Plan [Incorporated by reference to Appendix C to the Proxy Statement for the 2000 Annual Meeting of Stockholders].
10.4	—	Waste Management, Inc. Retirement Savings Restoration Plan [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002].
10.5	—	First Amendment to Revolving Credit Agreement dated July 29, 2001 by and among the Company, Waste Management Holding, Inc. the banks signatory thereto, Fleet National Bank, as administrative agent, Bank of America, N.A. and J.P. Morgan and Banc of America Securities LLC, as joint lead arrangers and joint book managers, dated January 27, 2003. [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003].
10.6	—	First Amendment to Revolving Credit Agreement dated June 27, 2002 by and among Waste Management, Inc., Waste Management Holdings, Inc., each of the financial institutions party thereto, and Fleet National Bank as administrative agent, J.P. Morgan Securities, Inc. and Banc of America Securities LLC as joint lead arrangers and joint book managers, JP Morgan Chase Bank and Bank of America, N.A. as co-documentation agent, dated January 27, 2003. [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003].
10.7	—	Ten-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003].
10.8	—	Five-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2003].

Exhibit No.*		Description

10.9	—	Seven-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003].
10.10	—	Reimbursement Agreement between the Company and Oakmont Asset Trust, dated as of December 22, 2003.
10.11	—	1998 Waste Management, Inc. Directors’ Deferred Compensation Plan [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 1999].
10.12	—	1999 Waste Management, Inc. Directors Deferred Compensation Plan [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 1999].
10.13	—	2003 Waste Management, Inc. Directors Deferred Compensation Plan [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2003].
10.14	—	Employment Agreement between the Company and A. Maurice Myers, dated November 8, 1999 [Incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended December 31, 1999].
10.15	—	Employment Agreement between the Company and Lawrence O’Donnell III, dated January 21, 2000 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000].
10.16	—	Employment Agreement between the Company and William L. Trubeck, dated February 16, 2000 [Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December 31, 1999].
10.17	—	Employment Agreement between the Company and Thomas L. Smith, dated November 18, 1999 [Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2000].
10.18	—	Employment Agreement between the Company and Robert A. Damico, dated December 17, 1998 [Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 1999].
10.19	—	Employment Agreement between the Company and Charles A. Wilcox, dated February 3, 1998 [Incorporated by reference to Exhibit 10.40 to Form 10-K for the year ended December 31, 1999].
10.20	—	Employment Agreement between the Company and David R. Hopkins, dated March 30, 2000 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000].
10.21	—	Employment Agreement between the Company and Ronald H. Jones, dated as of August 27, 1997 and December 7, 1997 [Incorporated by reference to Exhibits 10.22 and 10.25 to Form 10-K for the year ended December 31, 1997].
10.22	—	Employment Agreement between the Company and David Steiner, dated as of May 6, 2002 [Incorporated by reference to Exhibits 10.1 to Form 10-Q for the quarter ended March 31, 2002].
10.23	—	Employment Agreement between the Company and James E. Trevathan dated as of June 1, 2000. [Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2000].
10.24	—	Employment Agreement between the Company and Charles E. Williams dated as of June 1, 2000. [Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2000].
10.25	—	Employment Agreement between the Company and Domenic Pio dated as of April 1, 2001 [Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2001].
10.26	—	Employment Agreement between the Company and Richard T. Felago dated as of May 14, 2001 [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2001].
10.27	—	Employment Agreement between the Company and Robert G. Simpson dated as of October 15, 1998 [Incorporated by reference to Exhibit 10.44 to Form 10-K for the year ended December 31, 1999].
10.28	—	Employment Agreement between the Company and Barry H. Caldwell dated as of September 23, 2002 [Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].
10.29	—	Employment Agreement between Recycle America Alliance, L.L.C and Steve Raigel dated as of March 30, 2003 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003].
10.30	—	Employment Agreement between the Company and Rick L Wittenbraker dated as of November 10, 2003.
10.31	—	Employment Agreement between the Company and Jimmy D. LaValley dated as of January 21, 2004.
10.32	—	2000 Broad-Based Employee Plan [Incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 1999].
10.33	—	2000 Stock Incentive Plan [Incorporated by reference to Appendix B to the Proxy Statement for the 2000 Annual Meeting of Stockholders].
10.34	—	2001 Performance Based Compensation Plan [Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2001].
12.1	—	Computation of Ratio of Earnings to Fixed Charges.
18	—	Ernst & Young Letter Regarding Changes in Accounting Principle [Incorporated by reference to Exhibit 18 to Form 10-Q for the quarter ended March 31, 2003].

Exhibit No.*		Description

21.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of Independent Auditors.
23.2	—	Information regarding consent of Arthur Andersen LLP.
31.1	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended of A. Maurice Myers, President and Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Executive Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of A. Maurice Myers, President and Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Executive Vice President and Chief Financial Officer.

*	In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the Company’s file number under that Act is 1-12154.

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

Date: February 19, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ A. MAURICE MYERS A. Maurice Myers	President, Chief Executive Officer, Chairman of the Board, and Director (Principal Executive Officer)	February 19, 2004

/s/ DAVID P. STEINER David. P. Steiner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2004

/s/ ROBERT G. SIMPSON Robert G. Simpson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2004

/s/ PASTORA SAN JUAN CAFFERTY Pastora San Juan Cafferty	Director	February 19, 2004

/s/ FRANK M. CLARK, JR. Frank M. Clark, Jr.	Director	February 19, 2004

/s/ ROBERT S. MILLER Robert S. Miller	Director	February 19, 2004

/s/ JOHN C. POPE John C. Pope	Director	February 19, 2004

/s/ W. ROBERT REUM W. Robert Reum	Director	February 19, 2004

/s/ STEVEN G. ROTHMEIER Steven G. Rothmeier	Director	February 19, 2004

/s/ CARL W. VOGT Carl W. Vogt	Director	February 19, 2004

/s/ RALPH V. WHITWORTH Ralph V. Whitworth	Director	February 19, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Waste Management, Inc.

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Waste Management, Inc. (the “Company”) as of December 31, 2003 and 2002, and for the years then ended, and have issued our report thereon dated February 10, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule as of December 31, 2003 and 2002, and for each of the years then ended, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. The financial statement schedule listed in Item 15(a) of this Form 10-K as of December 31, 2001, and for the year then ended, was audited by other auditors who have ceased operations and whose report dated February 25, 2002 expressed an unqualified opinion.

In our opinion, the 2003 and 2002 financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Houston, Texas

February 10, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Waste Management, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Waste Management, Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated February 25, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. Schedule II has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas

February 25, 2002

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH WASTE MANAGEMENT, INC.’S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.

WASTE MANAGEMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

			Accounts
	Balance	Charged	Written Off/		Balance
	Beginning	(Credited)	Use of		End of
	of Year	to Income	Reserve	Other(A)	Year

2001 — Reserves for doubtful accounts(B)	$151	$58	$(112)	$(3)	$94
2002 — Reserves for doubtful accounts(B)	$94	$67	$(83)	$—	$78
2003 — Reserves for doubtful accounts(B)	$78	$45	$(49)	$1	$75
2001 — Merger and restructuring accruals(C)	$29	$(8)	$(14)	$—	$7
2002 — Merger and restructuring accruals(C)	$7	$38	$(35)	$—	$10
2003 — Merger and restructuring accruals(C)	$10	$44	$(37)	$(6)	$11
2001 — Reserve for major maintenance expenditures(D)	$48	$10	$(6)	$—	$52
2002 — Reserve for major maintenance expenditures(D)	$52	$10	$(14)	$—	$48
2003 — Reserve for major maintenance expenditures(D)	$48	$(48)	$—	$—	$—

(A)	Reserves for doubtful accounts related to purchase business combinations, reserves associated with dispositions of businesses, reserves reclassified to operations held for sale, and reclasses among reserve accounts.

(B)	Includes reserves for doubtful accounts receivable and long-term notes receivable.

(C)	Accruals are included in accrued liabilities and other liabilities. These accruals represent transaction or deal costs, employee severance, separation, and transitional costs.

(D)	For major maintenance expenditures at the Company’s waste-to-energy and independent power production facilities. Policy changed in January 2003 to a method of expensing expenditures as incurred. See Note 2 of the consolidated financial statements.

EXHIBIT INDEX

Exhibit No.*		Description

3.1	—	Second Amended and Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2002].
3.2	—	Bylaws as amended [Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2002].
4.1	—	Specimen Stock Certificate [Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2	—	Indenture for Subordinated Debt Securities dated February 1, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].
4.3	—	Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].
10.1	—	1993 Stock Incentive Plan [Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1998].
10.2	—	1996 Stock Option Plan for Non-Employee Directors [Incorporated by reference to Appendix A to the Proxy Statement for the 2000 Annual Meeting of Stockholders].
10.3	—	1997 Employee Stock Purchase Plan [Incorporated by reference to Appendix C to the Proxy Statement for the 2000 Annual Meeting of Stockholders].
10.4	—	Waste Management, Inc. Retirement Savings Restoration Plan [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002].
10.5	—	First Amendment to Revolving Credit Agreement dated July 29, 2001 by and among the Company, Waste Management Holding, Inc. the banks signatory thereto, Fleet National Bank, as administrative agent, Bank of America, N.A. and J.P. Morgan and Banc of America Securities LLC, as joint lead arrangers and joint book managers, dated January 27, 2003. [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003].
10.6	—	First Amendment to Revolving Credit Agreement dated June 27, 2002 by and among Waste Management, Inc., Waste Management Holdings, Inc., each of the financial institutions party thereto, and Fleet National Bank as administrative agent, J.P. Morgan Securities, Inc. and Banc of America Securities LLC as joint lead arrangers and joint book managers, JP Morgan Chase Bank and Bank of America, N.A. as co-documentation agent, dated January 27, 2003. [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003].
10.7	—	Ten-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003].
10.8	—	Five-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2003].
10.9	—	Seven-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003].
10.10	—	Reimbursement Agreement between the Company and Oakmont Asset Trust, dated as of December 22, 2003.
10.11	—	1998 Waste Management, Inc. Directors’ Deferred Compensation Plan [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 1999].
10.12	—	1999 Waste Management, Inc. Directors Deferred Compensation Plan [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 1999].
10.13	—	2003 Waste Management, Inc. Directors Deferred Compensation Plan [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2003].
10.14	—	Employment Agreement between the Company and A. Maurice Myers, dated November 8, 1999 [Incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended December 31, 1999].
10.15	—	Employment Agreement between the Company and Lawrence O’Donnell III, dated January 21, 2000 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000].
10.16	—	Employment Agreement between the Company and William L. Trubeck, dated February 16, 2000 [Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December 31, 1999].
10.17	—	Employment Agreement between the Company and Thomas L. Smith, dated November 18, 1999 [Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2000].
10.18	—	Employment Agreement between the Company and Robert A. Damico, dated December 17, 1998 [Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 1999].
10.19	—	Employment Agreement between the Company and Charles A. Wilcox, dated February 3, 1998 [Incorporated by reference to Exhibit 10.40 to Form 10-K for the year ended December 31, 1999].

Exhibit No.*		Description

10.20	—	Employment Agreement between the Company and David R. Hopkins, dated March 30, 2000 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000].
10.21	—	Employment Agreement between the Company and Ronald H. Jones, dated as of August 27, 1997 and December 7, 1997 [Incorporated by reference to Exhibits 10.22 and 10.25 to Form 10-K for the year ended December 31, 1997].
10.22	—	Employment Agreement between the Company and David Steiner, dated as of May 6, 2002 [Incorporated by reference to Exhibits 10.1 to Form 10-Q for the quarter ended March 31, 2002].
10.23	—	Employment Agreement between the Company and James E. Trevathan dated as of June 1, 2000. [Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2000].
10.24	—	Employment Agreement between the Company and Charles E. Williams dated as of June 1, 2000. [Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2000].
10.25	—	Employment Agreement between the Company and Domenic Pio dated as of April 1, 2001 [Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2001].
10.26	—	Employment Agreement between the Company and Richard T. Felago dated as of May 14, 2001 [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2001].
10.27	—	Employment Agreement between the Company and Robert G. Simpson dated as of October 15, 1998 [Incorporated by reference to Exhibit 10.44 to Form 10-K for the year ended December 31, 1999].
10.28	—	Employment Agreement between the Company and Barry H. Caldwell dated as of September 23, 2002 [Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].
10.29	—	Employment Agreement between Recycle America Alliance, L.L.C and Steve Raigel dated as of March 30, 2003 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003].
10.30	—	Employment Agreement between the Company and Rick L Wittenbraker dated as of November 10, 2003.
10.31	—	Employment Agreement between the Company and Jimmy D. LaValley dated as of January 21, 2004.
10.32	—	2000 Broad-Based Employee Plan [Incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 1999].
10.33	—	2000 Stock Incentive Plan [Incorporated by reference to Appendix B to the Proxy Statement for the 2000 Annual Meeting of Stockholders].
10.34	—	2001 Performance Based Compensation Plan [Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2001].
12.1	—	Computation of Ratio of Earnings to Fixed Charges.
18	—	Ernst & Young Letter Regarding Changes in Accounting Principle [Incorporated by reference to Exhibit 18 to Form 10-Q for the quarter ended March 31, 2003].
21.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of Independent Auditors.
23.2	—	Information regarding consent of Arthur Andersen LLP.
31.1	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended of A. Maurice Myers, President and Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Executive Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of A. Maurice Myers, President and Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Executive Vice President and Chief Financial Officer.

*	In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the Company’s file number under that Act is 1-12154.