Form 10-Q
period 2004-03-31
WASTE MANAGEMENT INC
filed 2004-04-30
CIK 823768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.)     Yes ☑          No ☐

      The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 26, 2004 was 580,529,906 (excluding treasury shares of 49,752,555).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

ASSETS

	March 31,	December 31,
	2004	2003

	(Unaudited)
Current assets:
Cash and cash equivalents	$689	$135
Accounts receivable, net of allowance for doubtful accounts of $58	1,454	1,494
Notes and other receivables	300	317
Parts and supplies	79	82
Deferred income taxes	419	421
Prepaid expenses and other assets	195	139

Total current assets	3,136	2,588
Property and equipment, net of accumulated depreciation and amortization of $9,804 and $9,553, respectively	11,287	11,411
Goodwill	5,299	5,266
Other intangible assets, net	160	156
Other assets	1,319	1,235

Total assets	$21,201	$20,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$590	$639
Accrued liabilities	1,711	1,750
Deferred revenues	427	429
Current portion of long-term debt	575	514

Total current liabilities	3,303	3,332
Long-term debt, less current portion	8,445	7,997
Deferred income taxes	1,682	1,663
Landfill and environmental remediation liabilities	1,147	1,124
Other liabilities	684	727

Total liabilities	15,261	14,843

Minority interest in subsidiaries and variable interest entities	265	250

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,493	4,501
Retained earnings	2,540	2,497
Accumulated other comprehensive loss	(65)	(53)
Restricted stock unearned compensation	(4)	—
Treasury stock at cost, 50,536,575 and 54,164,336 shares, respectively	(1,295)	(1,388)

Total stockholders’ equity	5,675	5,563

Total liabilities and stockholders’ equity	$21,201	$20,656

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

Operating revenues	$2,896	$2,732

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	1,920	1,809
Selling, general and administrative	316	323
Depreciation and amortization	325	302
Restructuring	—	20
Asset impairments and unusual items	(9)	(1)

	2,552	2,453

Income from operations	344	279

Other income (expense):
Interest expense	(113)	(109)
Interest income	3	2
Equity in earnings (losses) of unconsolidated entities	(19)	1
Minority interest	(7)	(1)
Other, net	(2)	3

	(138)	(104)

Income before cumulative effect of changes in accounting principles and income taxes	206	175
Provision for income taxes	62	68

Income before cumulative effect of changes in accounting principles	144	107
Cumulative effect of changes in accounting principles, net of income tax expense of $5 for 2004 and income tax benefit of $31 for 2003	8	(46)

Net income	$152	$61

Basic earnings per common share:
Income before cumulative effect of changes in accounting principles	$0.25	$0.18
Cumulative effect of changes in accounting principles	0.01	(0.08)

Net income	$0.26	$0.10

Diluted earnings per common share:
Income before cumulative effect of changes in accounting principles	$0.25	$0.18
Cumulative effect of changes in accounting principles	0.01	(0.08)

Net income	$0.26	$0.10

Cash dividends per common share	$0.19	$—

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net income	$152	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of changes in accounting principles	(8)	46
Provision for bad debts	13	12
Depreciation and amortization	325	302
Deferred income tax provision	39	43
Minority interest	7	1
Equity in losses (earnings) of unconsolidated entities, net of distributions	15	(1)
Net gain on disposal of assets	(6)	(2)
Effect of asset impairments and unusual items	(9)	(1)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	51	45
Prepaid expenses and other current assets	(30)	(38)
Other assets	(6)	31
Accounts payable and accrued liabilities	(78)	(86)
Deferred revenues and other liabilities	5	16

Net cash provided by operating activities	470	429

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(73)	(85)
Capital expenditures	(181)	(212)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	22	16
Net receipts from restricted funds	78	54

Net cash used in investing activities	(154)	(227)

Cash flows from financing activities:
New borrowings	347	6
Debt repayments	(9)	(21)
Minority interest distributions paid	(14)	—
Common stock repurchases	(24)	(68)
Cash dividends	(109)	—
Exercise of common stock options and warrants	48	2
Other	(1)	(4)

Net cash provided by (used in) financing activities	238	(85)

Effect of exchange rate changes on cash and cash equivalents	—	—

Increase in cash and cash equivalents	554	117
Cash and cash equivalents at beginning of period	135	264

Cash and cash equivalents at end of period	$689	$381

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated	Restricted
	Common Stock		Additional		Other	Stock	Treasury Stock
			Paid-In	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Loss	Compensation	Shares	Amount

Balance, December 31, 2003	630,282	$6	$4,501	$2,497	$(53)	$—	(54,164)	$(1,388)
Net income	—	—	—	152	—	—	—	—
Cash dividends	—	—	—	(109)	—	—	—	—
Common stock issued upon exercise of stock options and warrants and grants of restricted stock, including tax benefit of $13	—	—	(8)	—	—	(4)	3,599	92
Unrealized loss resulting from changes in fair values of derivative instruments, net of tax benefit of $5	—	—	—	—	(7)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of tax benefit of $2	—	—	—	—	2	—	—	—
Unrealized gain on marketable securities, net of taxes of $1	—	—	—	—	2	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	(9)	—	—	—
Other	—	—	—	—	—	—	28	1

Balance, March 31, 2004	630,282	$6	$4,493	$2,540	$(65)	$(4)	(50,537)	$(1,295)

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

      The condensed financial statements presented herein represent the consolidation of Waste Management, Inc., a Delaware corporation, its majority-owned subsidiaries and entities required to be consolidated pursuant to the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) (See Note 9). Waste Management, Inc. is a holding company that conducts all of its operations through its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc. and all of its consolidated subsidiaries. When we use the term “WMI,” we are referring only to the parent holding company, and are not including any of the subsidiaries.

      The condensed consolidated financial statements as of and for the three months ended March 31, 2004 are unaudited. In the opinion of management, these financial statements include all adjustments, which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

      In preparing our financial statements, we make several estimates and assumptions that affect the accounting for and recognition of assets, liabilities, stockholders’ equity, revenues and expenses. We must make these estimates and assumptions because certain of the information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

      Accounting change — The FASB’s December 2003 revision to FIN 46 deferred until March 31, 2004 our application of the Interpretation to non-special purpose type variable interest entities created on or before January 31, 2003. Our application of FIN 46 to this type of entity resulted in the consolidation of certain trusts established to support the performance of closure, post-closure and environmental remediation activities. On March 31, 2004, we recorded an increase in our net assets and a credit to cumulative effect of changes in accounting principles of approximately $8 million, net of taxes, to consolidate these variable interest entities. The consolidation of these trusts has not had, nor is it expected to have, a material effect on our financial position, results of operations or cash flows. The impact of our implementation of FIN 46 is discussed further in Note 9.

      Reclassifications — As a result of internal review processes, we identified certain mandatory fees and taxes that have historically been treated as pass through costs that actually represent direct obligations of the Company. Effective January 1, 2004, we began recording all mandatory fees and taxes that create direct obligations for us as operating expenses and recording revenue when the fees and taxes are billed to our customers. We have conformed the prior year’s presentation of our revenues and expenses with the current year’s presentation by increasing both our revenue and our operating expenses for the quarter ended March 31, 2003 by approximately $16 million.

      Certain reclassifications have also been made in the 2003 consolidated statement of cash flows in order to conform to the current period presentation.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Landfill and Environmental Remediation Liabilities

Landfill

      We have material financial commitments for final capping, closure and post-closure obligations with respect to our landfills. The activities for which these asset retirement obligations were established include the following:

•	Final capping — Involves the installation of flexible membrane and geosynthetic clay liners, drainage equipment and compacted soil layers and topsoil over areas of a landfill where total airspace capacity has been consumed. Final capping asset retirement obligations are recorded on a units-of-consumption basis as airspace is consumed within each discrete capping event with a corresponding increase in the landfill asset, until all airspace related to each discrete capping event has been consumed.

•	Closure — Includes the construction of the final portion of methane gas collection systems (when required), demobilization and routine maintenance costs. These are costs incurred after the site ceases to accept waste, but before the landfill is certified as closed by the applicable state regulatory agency. These costs are accrued as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset.

•	Post-closure — Once a landfill is certified closed by the applicable state regulatory agency, we are required to maintain and monitor the site for a period that is generally 30 years. These maintenance and monitoring costs are accrued as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset.

      We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of legal and regulatory requirements and are intended to approximate fair value under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. An estimate of fair value under SFAS No. 143 should include the premium that a third party would receive for bearing the uncertainty in cash outflows. However, when using discounted cash flow techniques, reliable estimates of market premiums are not available because there is no market for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, we do not believe that it is possible to develop a methodology to estimate reliably a market risk premium and therefore no market risk premium is included in our determination of expected cash outflows for landfill asset retirement obligations. The specific methods used to calculate the fair value for final capping, closure and post-closure and the method of accruing for these balances are explained in detail in our Annual Report on Form 10-K for the year ended December 31, 2003.

      We inflate estimated final capping, closure and post-closure costs to the expected time of payment using an inflation rate of 2.5% and discount those expected future costs back to present value using a credit-adjusted, risk-free discount rate, which was 6.25% for liabilities incurred in 2004. Our credit-adjusted, risk-free discount rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free discount rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free discount rate. We determine the inflation rate and our credit-adjusted, risk-free discount rate on an annual basis unless interim changes would significantly impact our results of operations.

Environmental Remediation

      We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on several estimates and assumptions. These estimates are sometimes a range of “reasonably possible” outcomes. “Reasonably possible” outcomes are those outcomes that are considered

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more than remote and less than likely. In cases where our estimates are a range, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the low end of each range in accordance with SFAS No. 5 and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $175 million higher on a discounted basis than the estimate recorded in our condensed consolidated financial statements as of March 31, 2004.

      As of March 31, 2004, we had been notified that we are a potentially responsible party in connection with 71 locations listed on the NPL, which is the EPA’s National Priorities List. Through various acquisitions, we own 16 of these sites that were initially developed by others. We are working with the government to characterize or remediate identified site problems and have either agreed with other parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at, or near, the time that we make environmental remediation expenditures. Claims have been made against us at another 55 sites we do not own where we have been an operator, transporter or generator of waste. These claims are at different procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is also known as Superfund. At some of these sites, our liability is well defined as a consequence of a governmental decision and an agreement among the parties involved as to the allocation of costs. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain. Any of these matters could have a material adverse effect on our condensed consolidated financial statements.

      Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars until the expected time of payment using an inflation rate of 2.5% and discount the cost to present value using a risk-free discount rate with a term approximating the weighted average period until settlement of the underlying obligation, or 4.25%. We determine the inflation rate and the risk-free discount rate, which is based on the rates for United States Treasury bonds with similar maturities, on an annual basis unless interim changes would significantly impact our results of operations.

Financial Statement Impact of Landfill and Environmental Remediation Obligations

      Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2004			December 31, 2003

		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$109	$56	$165	$109	$57	$166
Long-term	876	271	1,147	849	275	1,124

	$985	$327	$1,312	$958	$332	$1,290

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes to landfill and environmental remediation liabilities for the three months ended March 31, 2004 and 2003 are reflected in the tables below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2003	$958	$332
Obligations incurred and capitalized	18	—
Obligations settled	(8)	(8)
Interest accretion	15	2
Revisions in estimates	1	—
Acquisitions, divestitures and other adjustments	1	1

March 31, 2004	$985	$327

December 31, 2002	$655	$343
Cumulative effect of change in accounting principle	266	—
Obligations incurred and capitalized	12	—
Obligations settled	(7)	(8)
Interest accretion	15	2
Revisions in estimates	1	9
Acquisitions, divestitures and other adjustments	12	7

March 31, 2003	$954	$353

      At several of our landfills, we provide financial assurance by depositing cash into escrow accounts or trust funds that are legally restricted for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was approximately $210 million at March 31, 2004, and is primarily included as other long-term assets in our condensed consolidated balance sheet. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iii) acquisitions or divestitures of landfills; and (iv) changes in the fair value of the underlying financial instruments.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Debt and Interest Rate Derivatives

Debt

      Debt consisted of the following (in millions):

	March 31,		December 31,
	2004		2003

Revolving credit facilities(a)	$—		$—
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.00% to 8.75%	6,062	(b)	5,662
Tax-exempt bonds maturing through 2038, fixed and variable interest rates ranging from 1.0% to 10.0% (weighted average interest rate of 2.7% at March 31, 2004)	1,801	(c)	1,762	(c)
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 1.1% to 9.3% (weighted average interest rate of 5.1% at March 31, 2004)	566	(d)	566	(d)
5.75% convertible subordinated notes due 2005	33		33
Capital leases and other, maturing through 2022, interest rates up to 12%	558		488

	9,020		8,511
Less current portion	575	(e), (f)	514

	$8,445		$7,997

a)	We are required to maintain the following financial covenants under our revolving credit facilities: (i) an interest coverage ratio in excess of 3 to 1; (ii) total debt to EBITDA ratio of less than 3.25 to 1; and (iii) minimum net worth of at least $3.5 billion plus 75% of cumulative consolidated net income beginning with the quarter ended March 31, 2001, all as defined in the credit facilities for the purpose of determining compliance with the covenants. The credit facilities requiring compliance with these financial covenants state that the calculations must be based on generally accepted accounting principles promulgated by the FASB that were in effect as of the last fiscal year before the date we entered into these facilities. We therefore calculate our covenants based on GAAP as of December 31, 2000 and 2001 for the five-year revolver and the three-year revolver, respectively. Therefore, our adoption or implementation of accounting pronouncements or interpretations effective on or after those dates does not impact the calculation of the financial covenants defined above. As of March 31, 2004 and December 31, 2003, we were in compliance with all covenants under our revolving credit facilities and all other debt instruments.

b)	During March 2004 we issued $350 million of 5.0% senior notes due March 15, 2014. Interest on the notes is payable on March 15 and September 15 of each year. The net proceeds of the offering were approximately $346 million after deducting underwriters’ discounts and expenses. We have invested these proceeds in cash equivalent investments pending repayment of $150 million of 8.0% senior notes due April 30, 2004 and $200 million of 6.5% senior notes due May 15, 2004.

c)	We actively issue tax-exempt bonds as a means of accessing low-cost financing. These bonds are used to finance expenditures for landfill construction and development, equipment, vehicles and facilities in support of our operations. We have increased our utilization of tax-exempt financing and plan to continue this trend due to the attractive rate offered for these instruments. Proceeds from bond issues are held in trust until we incur qualified expenditures, at which time we are reimbursed from the trust funds. Proceeds from these financing arrangements are treated as non-cash financing activities and are excluded from cash provided by financing activities in our cash flows as the proceeds are deposited directly into trust funds and we do not have the ability to use the funds in regular operating activities. Accordingly, our 2004 issuances of approximately $75 million of tax-exempt bonds maturing through 2029 were treated as non-cash financing activities. We issue both fixed and floating rate obligations. Interest rates on floating rate bonds are re-set on a weekly basis and the underlying bonds are supported by letters of credit.

d)	Tax-exempt project bonds have been used by our Wheelabrator Group to finance the development of waste-to-energy facilities. These facilities are supported by long-term contracts with multiple municipalities. The bonds generally have periodic amortizations that are supported by the cash flow of each specific facility being financed.

e)	Our debt obligations as of March 31, 2004 include $294 million of 7.0% senior notes due October 1, 2004, which have been classified as long-term. Additionally, we have $257 million of fixed rate tax-exempt bonds subject to repricing within the next twelve months, which is prior to their scheduled maturities. If the reoffering of the bonds is unsuccessful, then the bonds can be put to us. These bonds are not backed by letters of credit that would serve to guarantee repayment in the event of a failed

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reoffering and are therefore considered a current obligation. However, these bonds have been classified as long-term in our condensed consolidated balance sheet as of March 31, 2004. The classification of these obligations as long-term was based upon our current and forecasted available capacity under our two long-term revolving credit facilities and our intent to refinance the borrowings with other long-term financings. In the event other sources of long-term financing are not available, we intend to use our revolving credit facilities.

f)	We have $934 million of tax-exempt bonds at March 31, 2004 that mature through 2038 and are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. We have obtained letters of credit, issued under our revolving credit facilities, to guarantee repayment of the bonds in this event. We classified these borrowings as long-term at March 31, 2004 because the borrowings are supported by letters of credit issued under our two revolving credit facilities, which are both long-term.

     As of March 31, 2004, we had a three-year, $650 million syndicated revolving credit facility and a five-year, $1.75 billion syndicated revolving credit facility. The three-year revolver matures in June 2005 and the five-year revolver matures in June 2006. At March 31, 2004, no borrowings were outstanding under our revolving credit facilities, and we had unused and available credit capacity under the facilities of $725 million.

      As part of our operations, and in connection with issuances of tax-exempt bonds, we use letters of credit to support our bonding and financial assurance needs. The following table summarizes our outstanding letters of credit (in millions):

	March 31,	December 31,
	2004	2003

Revolving credit facilities	$1,675	$1,608
Letter of credit and term loan agreements(a)	295	284
Letter of credit facility(b)	350	349
Other lines of credit	102	146

	$2,422	$2,387

a)	In June 2003 we entered into a five-year, $15 million letter of credit and term loan agreement, a seven-year, $175 million letter of credit and term loan agreement, and a ten-year, $105 million letter of credit and term loan agreement, which expire in June 2008, 2010, and 2013, respectively.

b)	In December 2003 we entered into a five-year, $350 million letter of credit facility.

     Our letters of credit generally have terms allowing for automatic renewal after one year. In the event of an unreimbursed draw on a letter of credit, the unreimbursed amount generally converts into a term loan for the remaining term under the respective agreement or facility. Through March 31, 2004, we had not experienced any unreimbursed draws on letters of credit.

      Our debt balances are generally unsecured, except for approximately $474 million of the tax-exempt project bonds outstanding at March 31, 2004 that are issued by certain of our subsidiaries within our Wheelabrator Group and secured by the related subsidiaries’ assets, with a carrying value of approximately $670 million, and by the related subsidiaries’ future revenue. Additionally, our consolidated variable interest entities have approximately $171 million of outstanding borrowings that are collateralized by assets of those entities. These assets have a carrying value of approximately $398 million as of March 31, 2004.

Interest rate swaps

      We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt, which was approximately 64% fixed and 36% floating

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at March 31, 2004. Interest rate swap agreements outstanding as of December 31, 2003 and March 31, 2004 are set forth in the table below (dollars in millions):

	Notional						Fair Value
As of	Amount	Receive		Pay		Maturity Date	Liability(a)

December 31, 2003	$17	Floating	1.15%	Fixed	7.27%	Through December 31, 2012	$(3	) (b)
December 31, 2003	$2,250	Fixed	6.38%-7.65%	Floating	3.74%-5.54%	Through December 15, 2017	$(99	) (c),(d)
March 31, 2004	$17	Floating	1.11%	Fixed	7.27%	Through December 31, 2012	$(3	) (b)
March 31, 2004	$2,250	Fixed	6.38%-7.65%	Floating	3.70%-5.50%	Through December 15, 2017	$(35	) (c),(d)

a)	The fair value of interest rate derivatives is included in our balance sheets as components of other long-term assets and other long-term liabilities. Fair values of these interest rate derivatives are based on third party pricing models.

b)	The interest rate derivative contract’s terms do not qualify for hedge accounting. Therefore, the contract is accounted for at fair value with changes in fair value recognized immediately in interest expense.

c)	These interest rate derivatives qualify for hedge accounting. Therefore, changes in fair value of these interest rate swap contracts are deferred and recognized as an adjustment to interest expense over the remaining life of the hedged instrument.

d)	The fair value of these interest rate derivatives at December 31, 2003 is a net fair value liability of $99 million that is comprised of $2 million of other long-term assets and $101 million of other long-term liabilities. The fair value of these interest rate derivatives at March 31, 2004 is a net fair value liability of $35 million that is comprised of $7 million of other long-term assets and $42 million of other long-term liabilities.

     Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by approximately $219 million as of March 31, 2004 and $168 million as of December 31, 2003. The following table summarizes the accumulated fair value adjustments from interest rate swap agreements by underlying debt instrument category (in millions):

Increase (decrease) in carrying value of debt due	March 31,		December 31,
to hedge accounting for interest rate swaps	2004		2003

Senior notes and debentures:
Active swap agreements	$(35)		$(99)
Terminated swap agreements	253	(a)	266

	218		167
Tax-exempt and project bonds:
Terminated swap agreements	1	(a)	1

	$219		$168

a)	Of these amounts, $46 million (on a pre-tax basis) is scheduled to be reclassified as a credit to interest expense over the next twelve months.

     Interest rate swap agreements reduced net interest expense by $24 million for both the three months ended March 31, 2004 and 2003. The significant terms of the interest rate contracts and the underlying debt instruments are identical and therefore no ineffectiveness has been realized.

Interest rate locks

      We have entered into cash flow hedges to secure the underlying interest rates in anticipation of various senior note issuances. Upon issuing the related senior notes, the hedge agreements were terminated resulting in a deferred loss, net of taxes, of approximately $38 million at March 31, 2004, which is included in accumulated other comprehensive loss. Of this amount, $6 million (on a pre-tax basis) is scheduled to be reclassified into interest expense over the next twelve months.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes

      The current tax obligations associated with the provision for income taxes recorded in the statements of operations are reflected in the accompanying condensed consolidated balance sheets as a component of accrued liabilities, and the deferred tax obligations are reflected in deferred income taxes. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2004 is primarily due to the favorable impact of non-conventional fuel tax credits and a favorable audit settlement, offset in part by state and local income taxes. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2003 is primarily due to state and local income taxes, offset in part by non-conventional fuel tax credits. We continue to evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.

      In January 2004, we acquired a minority ownership interest in a coal-based synthetic fuel production facility (the “Facility”) in exchange for consideration of $83.3 million, which is primarily comprised of a note payable for $82.5 million, as well as a commitment to fund our pro-rata share of the operations of the Facility. We have also agreed to make additional payments to the seller based on our pro-rata allocation of the tax credits generated by the Facility. The synthetic fuel produced at the Facility through 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code (currently credits are not available for fuel produced after 2007).

      We have been granted a private letter ruling from the U.S. Internal Revenue Service (“IRS”) confirming that the synthetic fuel produced by the Facility is a “qualified fuel” under Section 29 of the Internal Revenue Code and that the resulting tax credits may be allocated among the owners of the interests in the Facility.

      We account for our investment in this entity using the equity method of accounting, which results in the recognition of our pro-rata share of the entity’s losses, the amortization of our initial investment and other estimated obligations being recorded as equity in losses of unconsolidated entities within our statement of operations. The total loss recognized during the three months ended March 31, 2004 was approximately $19 million. We also recognized approximately $2 million of interest expense related to this investment during the current period. The tax benefits that we will realize as a result of our investment in this entity have been reflected as a reduction to our provision for income taxes. This resulted in a decrease in our tax provision of approximately $19 million and a 5.2% reduction in our effective tax rate for the three months ended March 31, 2004, substantially offsetting the equity losses and interest expense realized during the period.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income

      Comprehensive income represents all changes in our equity except for changes resulting from investments by, and distributions to, stockholders. Comprehensive income for the three months ended March 31, 2004 and March 31, 2003 was as follows (in millions):

	Three Months Ended
	March 31,

	2004	2003

Net income	$152	$61

Other comprehensive income (loss):
Unrealized loss resulting from changes in fair values of derivative instruments, net of tax benefit	(7)	(3)
Realized losses on derivative instruments reclassified into earnings, net of taxes	2	—
Minimum pension liability adjustment, net of taxes	—	1
Unrealized gain on marketable securities, net of taxes	2	—
Translation adjustment of foreign currency statements	(9)	40

Other comprehensive income (loss)	(12)	38

Comprehensive income	$140	$99

      The components of accumulated other comprehensive loss were as follows:

	March 31,	December 31,
	2004	2003

Accumulated unrealized loss on derivative instruments, net of tax benefit	$(47)	$(42)
Accumulated unrealized gain on marketable securities, net of taxes	3	1
Cumulative translation adjustment of foreign currency statements	(21)	(12)

	$(65)	$(53)

6.	Earnings Per Share

      The following reconciles the number of common shares outstanding at March 31 of each year to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the purpose of calculating basic and diluted earnings per common share (shares in millions):

	Three Months Ended
	March 31,

	2004	2003

Number of common shares outstanding at end of period	579.7	591.4
Effect of using weighted average common shares outstanding	(2.4)	2.3

Weighted average basic common shares outstanding	577.3	593.7
Dilutive effect of common stock options and warrants and other contingently issuable shares	5.5	2.1

Weighted average diluted common shares outstanding	582.8	595.8

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stock Based Compensation, Common Stock Dividends and Common Stock Repurchases

Stock Based Compensation

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

      The following schedule reflects the pro forma impact on net income and earnings per common share of accounting for our stock options using SFAS No. 123, Accounting for Stock-Based Compensation, which would result in the recognition of compensation expense for the fair value of stock options as computed using the Black-Scholes option-pricing model (in millions, except per share amounts):

	Three Months Ended
	March 31,

	2004	2003

Reported net income	$152	$61
Less: compensation expense per SFAS No. 123, net of tax benefit	13	15

Pro forma net income	$139	$46

Basic earnings per common share:
Reported net income	$0.26	$0.10
Less: compensation expense per SFAS No. 123, net of tax benefit	0.02	0.02

Pro forma net income	$0.24	$0.08

Diluted earnings per common share:
Reported net income	$0.26	$0.10
Less: compensation expense per SFAS No. 123, net of tax benefit	0.02	0.02

Pro forma net income	$0.24	$0.08

Common Stock Dividends and Repurchases

      In August 2003, we announced that the Board of Directors approved a quarterly dividend program. In January 2004, we declared our first quarter dividend of $0.1875 per share of common stock, which was paid on March 25, 2004 to stockholders of record as of March 1, 2004.

      In February 2002 we announced that our Board of Directors had approved a stock repurchase program for up to $1 billion in annual repurchases each year through 2004, to be implemented at management’s discretion. We have repurchased over 60 million shares of our common stock at a cost of approximately $1.6 billion under this program. We have not repurchased any of our common stock in 2004, although we did make a payment of approximately $24 million in January 2004 to settle repurchases made in December 2003.

      As of March 31, 2004, we have the ability, under our most restrictive financial covenants, to make dividend payments and share repurchases in the aggregate amount of approximately $595 million, plus 25% of future net income.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commitments and Contingencies

      Financial instruments — We have obtained letters of credit, performance bonds and insurance policies, and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, environmental remediation and other obligations. We obtain surety bonds and insurance policies from an affiliated entity that we have an investment in and account for under the equity method. We also use insurance policies issued by our wholly-owned insurance company, the sole business of which is to issue policies for the parent holding company and its other subsidiaries, to secure such performance obligations. In those instances where our use of captive insurance is not allowed, we generally have available alternative bonding mechanisms. Because virtually no claims have been made against these financial instruments in the past, and considering our current financial position, we do not expect that these instruments will have a material adverse effect on our consolidated financial statements. We have not experienced any unmanageable difficulty in obtaining the required financial assurance instruments for our current operations.

      During 2003, we entered into three letter of credit and term loan agreements and a letter of credit facility to provide us with additional sources of letter of credit capacity. See Note 3 for information related to the letter of credit capacity provided by these agreements. Additionally in 2003, we guaranteed the debt of a newly-formed surety company in order to assist in the establishment of that entity. In an ongoing effort to mitigate risks of future cost increases and reductions in available capacity, we continue to evaluate various options to access cost-effective sources of financial assurance.

      Insurance — For the 14 months ended January 1, 2000, we insured certain risks, including auto, general liability and workers’ compensation, with Reliance National Insurance Company, whose parent filed for bankruptcy in June 2001. In October 2001, the parent and certain of its subsidiaries, including Reliance National Insurance Company, were placed in liquidation. We believe that because of various state insurance guarantee funds and potential recoveries from the liquidation, it is unlikely that events relating to Reliance will have a material adverse impact on our financial statements.

      Guarantees — We have entered into the following guarantee agreements associated with our operations.

•	Waste Management Holdings, Inc. (“WM Holdings”), one of WMI’s wholly-owned subsidiaries, has fully and unconditionally guaranteed WMI’s senior indebtedness that matures through 2032. WMI has fully and unconditionally guaranteed the senior indebtedness of WM Holdings that matures through 2026 and WM Holdings’ 5.75% convertible subordinated notes due 2005. Performance under these guarantee agreements would be required if either party defaulted on its respective obligations. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 11 for further information.

•	WMI has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, WMI will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 3 for information related to the balances and maturities of our tax-exempt bonds.

•	We have guaranteed certain financial obligations of unconsolidated entities. The guarantees are primarily for the benefit of entities that we account for under the equity method of accounting. The related obligations, which mature through 2020, are not recorded on our consolidated balance sheets, and we have not recorded any liability for these guarantees. As of March 31, 2004, our maximum future payments associated with these guarantees is approximately $35 million. However, we have ongoing projects with the entities and believe that our performance under these guarantees is not likely.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	During 2003, we issued a $25.6 million letter of credit to support the debt of a surety bonding company. The guaranteed obligation is included as a component of long-term debt in our condensed consolidated balance sheet.

•	WM Holdings has guaranteed all reimbursement obligations of WMI under its $350 million letter of credit facility and $295 million letter of credit and term loan agreements. Under those facilities, any draw on a letter of credit supported by facilities will be reimbursed by WMI to the entities funding the facilities. See Note 3 for disclosure related to our outstanding letters of credit under these facilities at March 31, 2004.

•	In connection with the $350 million letter of credit facility, WMI and WM Holdings entered into a guarantee pursuant to which they guaranteed interest rate swap payments made by the entity funding the letter of credit facility. The probability of loss for the guarantees was determined to be remote and the fair value of the guarantees is immaterial to our financial position and results of operations.

•	Certain of our subsidiaries have guaranteed the market value of certain homeowners’ properties that are adjacent to our landfills. These guarantee agreements extend over the life of the landfill. Under these agreements, we would be responsible for the difference between the sale value and the market value of the homeowners’ properties, if any. We do not believe it is possible to determine the contingent obligations associated with these guarantees, but we do not believe it would have a material effect on our financial position or results of operations.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. We do not believe it is possible to determine the contingent obligations associated with these indemnities.

•	WMI guarantees the service and lease obligations of certain of its subsidiaries. If a subsidiary fails to meet its contractual service or lease obligations as they come due, WMI has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.

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

      In April 2002, a former participant in WM Holdings’ ERISA plans and another individual filed a lawsuit in Washington, D.C. against us and others, attempting to increase the recovery of a class of ERISA plan

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participants based on allegations related to both the events alleged in, and the settlements relating to, the class action against WM Holdings that was settled in 1998 and the class action against us that was settled in November 2001 and paid in September 2003. Subsequently, the issues related to the latter class action have been dropped as to the Company, its officers and directors. Additionally, a single group of stockholders opted not to participate in the settlement of the class action lawsuit against us related to 1998 and 1999 activity and filed an individual lawsuit against us. The Company intends to defend itself vigorously in all of these proceedings.

      Three groups of stockholders have filed separate lawsuits in state courts in Texas and federal court in Illinois against us and certain of our former officers. The lawsuit filed in Illinois was subsequently transferred to federal court in Texas. The petitions allege that the plaintiffs are substantial holders of the Company’s common stock who intended to sell their stock in 1999, or to otherwise protect themselves against loss, but that the public statements we made regarding our prospects, and in some instances statements made by the individual defendants, were false and misleading and induced the plaintiffs to retain their stock or not to take other measures. The plaintiffs assert that the value of their retained stock declined dramatically and that they incurred significant losses. The plaintiffs assert claims for fraud, negligent misrepresentation, and conspiracy. The first of these cases was dismissed by summary judgment by a Texas state court in March 2002. That dismissal was reversed in the first quarter of 2004 by an intermediate appellate court, and we are appealing that decision. The second case also filed in state court is stayed pending resolution of the first case, and we intend to continue to vigorously defend these claims. In March 2004, the court granted our motion to dismiss in the third case, which was pending in federal court, and the plaintiffs have appealed that dismissal.

      From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2004, there were nine proceedings involving our subsidiaries where the sanctions involved in each could potentially exceed $100,000. The matters involve allegations that subsidiaries (i) operated a waste-to-energy facility that, as a result of intermittent and isolated equipment malfunctions, exceeded emission limits and failed to meet monitoring requirements, (ii) are responsible for remediation of landfill gas and chemical compounds required pursuant to a Unilateral Administrative Order associated with an NPL site, (iii) are responsible for late performance of work required under a Unilateral Administrative Order, (iv) improperly operated a solid waste landfill and caused excess odors, (v) improperly operated a solid waste landfill by failing to maintain required records, properly place and cover waste and adhere to proper leachate levels, (vi) did not comply with air regulations requiring control of emissions at a closed landfill, (vii) improperly operated a solid waste landfill by failing to maintain required leachate levels and erosion control and failing to properly operate and monitor gas wells and adequately control odors and stormwater, (viii) failed to comply with an operating permit for a solid waste incineration unit by exceeding permit limits for capacity, temperature and waste charging rates and record keeping and notifications associated with those permit violations, and (ix) discharged wastewater from a cogeneration facility in noncompliance with waste discharge requirements issued pursuant to a state water code. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

      It is not always possible to predict the impact that lawsuits, proceedings, investigations and inquiries may have on us, nor is it possible to predict whether additional suits or claims may arise out of the matters described above in the future. We intend to defend ourselves vigorously in all the above matters. However, it is possible that the outcome of any of the matters described, or others, may ultimately have a material adverse impact on our financial condition or results of operations in one or more future periods.

      We are also currently involved in other routine civil litigation and governmental proceedings relating to the conduct of our business. We do not believe that any of these routine matters will have a material adverse impact on our consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Tax matters — We are currently under audit by the IRS and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. Specifically, we are in the process of concluding the appeals phase of IRS audits for the years 1989 to 1996. The audits for these years should be completed within the next 15 months. In addition, we are in the examination phase of an IRS audit for the years 1997 to 2000. This audit should also be completed within the next 15 months. To provide for potential tax exposures, we maintain an allowance for tax contingencies, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows over the next 15 months as these audits are completed. However, we do not believe that any of these matters will have a material adverse impact on our results of operations.

9.	Variable Interest Entities

      In January 2003, the FASB issued FIN 46, which requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB revised FIN 46 to clarify key terms, additional exemptions for application and an extended initial application period.

      As it applies to us, the effective dates for FIN 46 are as follows:

Entity Characteristics

Creation or Modification	Entity Type	Effective Dates

After January 31, 2003	All variable interest entities (a),(b)	February 1, 2003
On or before January 31, 2003	Special purpose variable interest entities(c)	December 31, 2003
On or before January 31, 2003	All other variable interest entities(d)	March 31, 2004

a)	We began consolidating a surety bonding company that was formed July 1, 2003 during the third quarter of 2003 due to our financial interest in that company, as described in our annual report on Form 10-K for the year ended December 31, 2003. The consolidation of this variable interest entity has not had a material impact on our financial position or results of operations as of and for the three months ended March 31, 2004.

b)	As discussed in Note 4, we acquired an ownership interest in a coal-based synthetic fuel production facility during the first quarter of 2004. We invested in this variable interest entity because the synthetic fuel that it produces qualifies for Section 29 tax credits. Along with the other equity investors, we will support the operations of the entity in exchange for a pro-rata share of the tax credits generated. Our obligation to support the entity’s future operations is, therefore, limited to the tax benefit we expect to receive. We are not the primary beneficiary of this entity, and we do not believe that we have any FIN 46 exposure to loss as a result of this investment.

c)	We began consolidating two limited liability companies, from which we lease three waste-to-energy facilities, on December 31, 2003, as described in our Annual Report on Form 10-K for the year ended December 31, 2003. The consolidation of these entities decreased our operating expenses by approximately $10 million for the three months ended March 31, 2004. However, substantially all of this decrease was offset by increases in interest expense and minority interest expense resulting in an immaterial impact on our net income for the period.

d)	We have determined that we are the primary beneficiary of trust funds that are legally restricted for purposes of settling certain of our closure, post-closure or environmental remediation obligations. Therefore, on March 31, 2004, we recorded a credit of approximately $8 million, net of tax, or $0.01 per diluted share, as a cumulative effect of change in accounting principle to consolidate these trust funds. The consolidation of these variable interest entities also resulted in an increase in other long-term assets of approximately $36 million, an increase in minority interest liabilities of approximately $22 million and an increase in deferred tax liabilities of approximately $6 million at March 31, 2004. Trust funds are established to meet our statutory financial assurance requirements and future financial obligations and variability in the fair value of trust assets is generally for our benefit or detriment. Our exposure to loss associated with these entities is, therefore, a function of the adequacy of the funds to meet our statutory requirements and closure, post-closure and environmental remediation obligations as they come due. As the trust funds are generally invested in high quality, low risk financial instruments and are expected to continue to meet the statutory

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements for which they were established, we do not believe that there is any material exposure to loss associated with the trusts. We do not expect this change in accounting to materially affect our financial position or results of operations.

10.	Segment and Related Information

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

      Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following table (in millions). For comparability purposes, prior period information has been restated to conform to the current year presentation.

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Three Months Ended:	Revenues	Revenues(d)	Revenues(e)	Operations(f)

March 31, 2004
Canadian	$141	$(14)	$127	$11
Eastern	921	(189)	732	68
Midwest	527	(95)	432	64
Southern	791	(123)	668	159
Western	639	(86)	553	92
Wheelabrator	196	(14)	182	45
Recycling	172	(5)	167	5
Other NASW(a)	55	(20)	35	(5)

Total NASW	3,442	(546)	2,896	439
Other(b)	—	—	—	—
Corporate(c)	—	—	—	(95)

Total	$3,442	$(546)	$2,896	$344

March 31, 2003
Canadian	$117	$(12)	$105	$7
Eastern	882	(178)	704	58
Midwest	506	(86)	420	58
Southern	742	(113)	629	140
Western	615	(85)	530	84
Wheelabrator	199	(16)	183	42
Recycling	133	(3)	130	—
Other NASW(a)	46	(15)	31	3

Total NASW	3,240	(508)	2,732	392
Other(b)	—	—	—	(2)
Corporate(c)	—	—	—	(111)

Total	$3,240	$(508)	$2,732	$279

a)	Other NASW includes operations provided throughout our operating Groups for methane gas recovery and certain third party sub- contract and administration revenues managed by our national accounts department. Also included are certain quarter-end

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments related to the reportable segments but not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

b)	All of our international waste management services and non-solid waste services were divested by March 31, 2002. However, we continue to incur minimal administrative expenses in connection with these divestitures.

c)	Corporate functions include the treasury, legal, information technology, tax, insurance, management of closed landfills and related insurance recoveries, centralized service center and other typical administrative functions. Certain of the associated costs for support services are allocated to the seven operating Groups.

d)	Intercompany operating revenues reflect each segment’s total intercompany sales including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

e)	Our operating revenues tend to be somewhat lower in the winter months, primarily due to the lower volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions also tend to decrease during the winter months. Our first and fourth quarter results of operations typically reflect these seasonal trends. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of our operations.

f)	For those items included in the determination of income from operations, the accounting policies of our segments are generally the same as those described in the summary of significant accounting policies included in our December 31, 2003 Form 10-K, except as discussed in Note 1 included herein.

     The table below shows the total revenues contributed by our principal lines of business (in millions):

	Three Months
	Ended March 31,

	2004	2003

Collection	$1,964	$1,867
Landfill	664	628
Transfer	369	342
Wheelabrator	196	199
Recycling and other(a)	249	204
Intercompany(b)	(546)	(508)

Operating revenues	$2,896	$2,732

a)	In addition to the revenue generated by our Recycling Group, we have included revenues generated within our five geographic operating Groups derived from recycling, methane gas operations, sweeping services and Port-O-Let® services in the “recycling and other” line of business.

b)	Intercompany revenues between lines of business are eliminated within the condensed consolidated financial statements included herein.

11.	Condensed Consolidating Financial Statements

      WM Holdings has fully and unconditionally guaranteed WMI’s senior indebtedness. WMI has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness and its 5.75% convertible subordinated notes due 2005. None of WMI’s other subsidiaries have guaranteed any of WMI’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions).

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2004

(Unaudited)

ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$684	$—	$5	$—	$689
Other current assets	—	—	2,447	—	2,447

	684	—	2,452	—	3,136
Property and equipment, net	—	—	11,287	—	11,287
Investments in and advances to affiliates	9,931	6,211	—	(16,142)	—
Other assets	34	106	6,638	—	6,778

Total assets	$10,649	$6,317	$20,377	$(16,142)	$21,201

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$223	$184	$168	$—	$575
Accounts payable and other accrued liabilities	94	55	2,579	—	2,728

	317	239	2,747	—	3,303
Long-term debt, less current portion	4,618	1,314	2,513	—	8,445
Due to affiliates	—	—	6,106	(6,106)	—
Other liabilities	39	3	3,471	—	3,513

Total liabilities	4,974	1,556	14,837	(6,106)	15,261
Minority interest in subsidiaries and variable interest entities	—	—	265	—	265
Stockholders’ equity	5,675	4,761	5,275	(10,036)	5,675

Total liabilities and stockholders’ equity	$10,649	$6,317	$20,377	$(16,142)	$21,201

December 31, 2003

ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$224	$—	$(89)	$—	$135
Other current assets	—	—	2,453	—	2,453

	224	—	2,364	—	2,588
Property and equipment, net	—	—	11,411	—	11,411
Investments in and advances to affiliates	9,936	6,065	—	(16,001)	—
Other assets	29	106	6,522	—	6,657

Total assets	$10,189	$6,171	$20,297	$(16,001)	$20,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$118	$—	$396	$—	$514
Accounts payable and other accrued liabilities	88	43	2,687	—	2,818

	206	43	3,083	—	3,332
Long-term debt, less current portion	4,325	1,531	2,141	—	7,997
Due to affiliates	—	—	6,327	(6,327)	—
Other liabilities	95	6	3,413	—	3,514

Total liabilities	4,626	1,580	14,964	(6,327)	14,843
Minority interest in subsidiaries and variable interest entities	—	—	250	—	250
Stockholders’ equity	5,563	4,591	5,083	(9,674)	5,563

Total liabilities and stockholders’ equity	$10,189	$6,171	$20,297	$(16,001)	$20,656

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,896	$—	$2,896
Costs and expenses	—	—	2,552	—	2,552

Income from operations	—	—	344	—	344

Other income (expense):
Interest expense, net	(55)	(20)	(35)	—	(110)
Equity in subsidiaries, net of taxes	187	200	—	(387)	—
Minority interest	—	—	(7)	—	(7)
Equity in losses of unconsolidated entities and other, net	—	—	(21)	—	(21)

	132	180	(63)	(387)	(138)

Income before cumulative effect of changes in accounting principles and income taxes	132	180	281	(387)	206
Provision for (benefit from) income taxes	(20)	(7)	89	—	62

Income before cumulative effect of changes in accounting principles	152	187	192	(387)	144
Cumulative effect of changes in accounting principles	—	—	8	—	8

Net income	$152	$187	$200	$(387)	$152

Three Months Ended March 31, 2003

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,732	$—	$2,732
Costs and expenses	—	—	2,453	—	2,453

Income from operations	—	—	279	—	279

Other income (expense):
Interest expense, net	(60)	(33)	(14)	—	(107)
Equity in subsidiaries, net of taxes	99	119	—	(218)	—
Minority interest	—	—	(1)	—	(1)
Equity in losses of unconsolidated entities and other, net	—	1	3	—	4

	39	87	(12)	(218)	(104)

Income before cumulative effect of changes in accounting principles and income taxes	39	87	267	(218)	175
Provision for (benefit from) income taxes	(22)	(12)	102	—	68

Income before cumulative effect of changes in accounting principles	61	99	165	(218)	107
Cumulative effect of changes in accounting principles	—	—	(46)	—	(46)

Net income	$61	$99	$119	$(218)	$61

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$152	$187	$200	$(387)	$152
Equity in earnings of subsidiaries, net of taxes	(187)	(200)	—	387	—
Other adjustments and charges	9	(2)	311	—	318

Net cash provided by (used in) operating activities	(26)	(15)	511	—	470

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(73)	—	(73)
Capital expenditures	—	—	(181)	—	(181)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	22	—	22
Net receipts from restricted funds	—	—	78	—	78

Net cash used in investing activities	—	—	(154)	—	(154)

Cash flows from financing activities:
New borrowings	346	—	1	—	347
Debt repayments	—	—	(9)	—	(9)
Common stock repurchases	(24)	—	—	—	(24)
Cash dividends	(109)	—	—	—	(109)
Exercise of common stock options and warrants	48	—	—	—	48
Other	(1)	—	(14)	—	(15)
(Increase) decrease in intercompany and investments, net	226	15	(241)	—	—

Net cash provided by (used in) financing activities	486	15	(263)	—	238

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase in cash and cash equivalents	460	—	94	—	554
Cash and cash equivalents at beginning of period	224	—	(89)	—	135

Cash and cash equivalents at end of period	$684	$—	$5	$—	$689

Three Months Ended March 31, 2003

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$61	$99	$119	$(218)	$61
Equity in earnings of subsidiaries, net of taxes	(99)	(119)	—	218	—
Other adjustments and charges	41	15	312	—	368

Net cash provided by (used in) operating activities	3	(5)	431	—	429

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(85)	—	(85)
Capital expenditures	—	—	(212)	—	(212)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	16	—	16
Net receipts from restricted funds	—	—	54	—	54

Net cash used in investing activities	—	—	(227)	—	(227)

Cash flows from financing activities:
New borrowings	—	—	6	—	6
Debt repayments	—	—	(21)	—	(21)
Common stock repurchases	(68)	—	—	—	(68)
Exercise of common stock options and warrants	2	—	—	—	2
Other	(3)	—	(1)	—	(4)
(Increase) decrease in intercompany and investments, net	187	5	(192)	—	—

Net cash provided by (used in) financing activities	118	5	(208)	—	(85)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	121	—	(4)	—	117
Cash and cash equivalents at beginning of period	316	—	(52)	—	264

Cash and cash equivalents at end of period	$437	$—	$(56)	$—	$381

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      When we make statements containing projections about our accounting and finances, plans and objectives for the future, future economic performance or when we make statements containing any other projections or estimates about our assumptions relating to these types of statements, we are making forward-looking statements. These statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. You should view such statements with caution. These statements are not guarantees of future performance or events. All phases of our business are subject to uncertainties, risks and other influences, many of which we have no control over. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events or developments. The following discussion should be read together with the condensed consolidated financial statements and the notes to the condensed consolidated financial statements.

      Some of the risks that we face and that could affect our business and financial statements for the remainder of 2004 and beyond include:

•	possible changes in our estimates of site remediation requirements, final capping, closure and post-closure obligations, or compliance and regulatory developments;

•	the possible impact of regulations on our business, including the cost to comply with regulatory requirements and the potential liabilities associated with disposal operations, as well as our ability to obtain and maintain permits needed to operate our facilities;

•	the effect of limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

•	possible charges against earnings as a result of shut-down operations, uncompleted development or expansion projects or other events;

•	the effects that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities;

•	the effect the weather has on our quarter to quarter results, as well as the effect of extremely harsh weather on our operations;

•	the effect that price fluctuations on commodity prices may have on our operating revenues;

•	the outcome of litigation or threatened litigation;

•	the effect competition in our industry could have on our profitability or cash flows;

•	possible diversions of management’s attention and increases in operating expenses due to efforts by labor unions to organize our employees;

•	possible increases in operating expenses due to fuel price increases or fuel supply shortages;

•	the effects of general economic conditions, including the ability of insurers to fully or timely meet their contractual commitments and of surety companies to continue to issue surety bonds;

•	the need for additional capital if cash flows are less than we expect or capital expenditures are more than we expect, and the possibility that we cannot obtain additional capital on acceptable terms if needed;

•	possible errors or problems upon implementation of new information technology systems; and

•	possible fluctuations in quarterly results of operations or adverse impacts on our results of operations as a result of the adoption of new accounting standards or interpretations.

      These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

Overview

      The first quarter of 2004 was positive for the Company. Before cumulative effects of changes in accounting principles, net income for the quarter was $144 million, or $0.25 per diluted share, as compared to $107 million, or $0.18 per diluted share in the first quarter of 2003. The increase in net income was primarily due to progress we have made in growing our customer base and revenues, reducing certain of our costs and leveraging our infrastructure.

      Revenues for the quarter were up 6.0%, from $2.73 billion in the first quarter 2003 to $2.90 billion in the current quarter. Half of the increase was due to average yield and volume increases, whereas most of the remainder was due to our acquisition program.

      Our increase in revenue due to average yield increases came mostly from collection customers that have been with us for a year or longer. We were not able to sustain the same yield improvement throughout all of our lines of business mostly because we strategically lowered some prices to avoid losing customers to competitors and because of customer churn. Increases in commodity prices for recyclable materials was a significant component in our increased revenue, although much of that increase is rebated back to our suppliers, reducing the impact on income.

      Revenue growth from volumes in the quarter was the strongest we have seen in the past few years. The increase in volumes as compared to last year’s quarter can be attributed primarily to the additional day in February 2004 and the harsh winter in the first quarter of 2003 that was not experienced in 2004, although the increases were partially offset by the loss of the Chicago Blue Bag contract in 2003. Although volumes in the current quarter were actually down slightly after considering these factors, we believe that the trends late in the quarter and early in the second quarter are positive, and therefore remain optimistic that the recent positive trends will continue. Additionally, volumes in certain lines of business have been very encouraging, such as in our roll-off business, where we have begun initiating price increases in many of our markets.

      We have paid approximately $325 million, net, for acquisitions since the first quarter of 2003. The effect of these acquisitions was an approximately 2.6% increase in revenues in the first quarter of 2004 as compared to the prior year’s quarter. We will continue to focus on acquisitions that improve our collection route density and internalize waste volumes into our disposal facilities as they become available.

      We continue our efforts to control costs. Our total operating expenses increased from the first quarter of last year, but as a percentage of revenue they remained constant between the first quarter of 2003 and the current quarter. Increased operating expenses in the first quarter of 2004 as compared to the first quarter of 2003 were generally due to increased volumes, including from acquisitions. Adversely affecting our effort to lower operating costs as a percentage of revenue were increased third-party transportation costs due to higher volumes, the redirection of waste to more distant landfills, primarily in the Eastern United States, and higher third party transportation rates, again primarily in the East. Additionally, while increased market prices for recyclable materials favorably affected revenue, our costs of good sold increased as a percentage of revenue because a majority of this price increase is rebated to our recycling suppliers. However, we continue to actively search for cost cutting opportunities. In our selling, general and administrative expenses, which decreased overall and as a percentage of revenues as compared to the prior year quarter, the majority of the decrease resulted from lower labor costs, driven primarily by the decline in our use of contract labor. This and other cost reductions were partially offset by increases in selling costs, but we believe that these costs, many of which are a function of operating revenues, are important in growing our business.

      Finally, our free cash flow for the quarter was approximately $311 million. Our net cash provided by operating activities in the first quarter of 2004 was approximately $470 million. Free cash flow was calculated by subtracting from net cash provided by operating activities our capital expenditures of approximately $181 million and adding to that the proceeds from our divestitures, net of cash divested, and other sales of assets of approximately $22 million. We expect that our free cash flows will be lower in certain future quarters in 2004 due principally to higher capital expenditures. We are still projecting free cash flow for the year to be in line with the outlook we provided previously of $900 million to $1 billion, based on estimated projections of net cash provided by operating activities of over $2.1 billion, capital expenditures of $1.15 billion to $1.25 billion and proceeds from divestitures, net of cash divested, and other sales of assets of over $50 million for the year.

Critical Accounting Estimates and Assumptions

      In preparing our financial statements, we make several estimates and assumptions that affect the accounting for and recognition of our assets and liabilities and revenues and expenses. We must make these estimates and assumptions because certain of the information that we use is dependent on future events, cannot be calculated with a high degree of precision from available data or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities and asset impairments, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations for the Three Months Ended March 31, 2004

      The following table presents, for the periods indicated, the period to period change in dollars (in millions) and percentages for the respective consolidated statement of operations line items.

	Period to Period Change
	For the Three Months
	Ended March 31,
	2004 and 2003

Statement of Operations:
Operating revenues	$164	6.0%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	111	6.1
Selling, general and administrative	(7)	(2.2)
Depreciation and amortization	23	7.6
Restructuring	(20)	*
Asset impairments and unusual items	(8)	*

	99	4.0

Income from operations	65	23.3

Other income (expense):
Interest expense, net	(3)	(2.8)
Equity in earnings (losses) of unconsolidated entities	(20)	*
Minority interest	(6)	*
Other, net	(5)	(166.7)

	(34)	(32.7)

Income before cumulative effect of changes in accounting principles and income taxes	31	17.7
Provision for income taxes	6	8.8

Income before cumulative effect of changes in accounting principles	$37	34.6%

*	Percentage change is not meaningful. Please refer to the explanation of these items included herein for a discussion of the relationship between current year and prior year activity.

      The following table presents, for the periods indicated, the percentage relationship that the respective consolidated statement of operations line items bear to operating revenues:

	Three Months
	Ended March 31,

	2004	2003

Statement of Operations:
Operating revenues	100.0%	100.0%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	66.3	66.2
Selling, general and administrative	10.9	11.8
Depreciation and amortization	11.2	11.1
Restructuring	—	0.7
Asset impairments and unusual items	(0.3)	—

	88.1	89.8

Income from operations	11.9	10.2

Other income (expense):
Interest expense, net	(3.8)	(3.9)
Equity in earnings (losses) of unconsolidated entities	(0.7)	—
Minority interest	(0.3)	—
Other, net	—	0.1

	(4.8)	(3.8)

Income before cumulative effect of changes in accounting principles and income taxes	7.1%	6.4%

Operating Revenues

      Our operating revenues for the three months ended March 31, 2004, were $2.9 billion, compared with $2.7 billion in 2003. Shown below (in millions)is the contribution to revenues during each period provided by our seven operating Groups and our Other North American Solid Waste, or NASW, services.

	Three Months Ended
	March 31,

	2004	2003

Canadian	$141	$117
Eastern	921	882
Midwest	527	506
Southern	791	742
Western	639	615
Wheelabrator	196	199
Recycling	172	133
Other NASW	55	46
Intercompany	(546)	(508)

	$2,896	$2,732

      Our operating revenues generally come from fees charged for our collection, landfill, transfer, Wheelabrator (waste-to-energy) and recycling services. The mix of operating revenues from our different services is reflected in the table below (in millions):

	Three Months Ended
	March 31,

	2004	2003

Collection	$1,964	$1,867
Landfill	664	628
Transfer	369	342
Wheelabrator	196	199
Recycling and other	249	204
Intercompany	(546)	(508)

	$2,896	$2,732

      The following table provides details associated with the period-to-period change in NASW revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period to Period
	Change for the
	Three Months Ended
	March 31,
	2004 and 2003

Average yield:
Base business	$15	0.6	%(a)
Commodity	31	1.1	(b)
Electricity	—	—
Fuel surcharge and fees	1	—

Total	47	1.7
Volume	36	1.3	(c)

Internal growth	83	3.0
Acquisitions	70	2.6	(d)
Divestitures	(5)	(0.2)
Foreign currency translation	16	0.6

	$164	6.0%

a)	Average yield from our commercial and residential collection operations, transfer operations and municipal solid waste landfill operations were the primary drivers of the increase in base business revenue. The increases in these areas were partially offset by average yield declines in our industrial collection operations, particularly in the Midwestern portion of the United States, and our special waste landfill operations, where we continued to be affected by lower prices in the Southern United States.

b)	Revenue was positively affected by price increases in all of the recycling commodities that we process. However, a significant portion of increases from commodity prices are rebated to our suppliers, increasing our cost of goods sold. The majority of the current quarter improvement in commodity pricing was attributable to increases in the prices of old corrugated cardboard, plastics, high-grade paper and mix-grade paper.

c)	Volume-related revenue increases were primarily attributable to our collection, landfill and transfer lines of business. These volume increases were driven by the negative impact that the harsh winter weather in the Eastern United States had on our volumes in the first quarter of 2003 and the additional workday in the first quarter of 2004 due to the leap year. These revenue improvements were offset by volume declines experienced by (i) our residential collection operations in the Eastern United States; (ii) our waste-to-energy facilities; and (iii) our transfer and recycling operations in the Midwest because of the loss of a contract with the City of Chicago in February 2003. Excluding the impact of weather, the additional workday and the loss of the contract with the City of Chicago, volumes for the first quarter of 2004 are slightly down.

d)	This increase is primarily related to our acquisition of collection assets from Allied Waste Industries, Inc. in the third and fourth quarters of 2003. Other acquisitions of recycling, transfer and waste-to-energy assets made after the first quarter of 2003 also provided notable increases in revenues during the current period.

Operating Expenses (Exclusive of Depreciation and Amortization Shown Below)

      Operating expenses are (i) labor and related benefits, which include salaries and wages, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) disposal costs, which include tipping fees paid to third party disposal facilities and transfer stations; (iii) maintenance and repairs relating to both equipment and facilities; (iv) subcontractor costs, which include the costs of independent haulers who transport our waste to disposal facilities; (v) costs of goods sold, which are primarily the rebates paid to suppliers associated with recycling commodities; (vi) fuel costs, which represent the costs of fuel and oils to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, host community fees and royalties; and (viii) other operating costs, which include equipment and facility rent, property taxes, insurance and claims costs, and landfill operating costs.

      The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three months ended March 31, 2004 and 2003 (in millions):

	Three Months Ended
	March 31,

	2004	2003	Change

Labor and related benefits	$707	$658	$49	(a)
Disposal costs	313	293	20	(b)
Maintenance and repairs	184	176	8
Subcontractor costs	178	155	23	(c)
Cost of goods sold	140	114	26	(d)
Fuel	88	85	3
Disposal and franchise fees and taxes	119	112	7
Other	191	216	(25	)(e)

	$1,920	$1,809	$111

a)	This increase is primarily related to (i) increases in salaries and wages as a result of acquisition activity in the last three quarters of 2003; (ii) increases in employee benefit costs; (iii) increased overtime costs due in part to increased volumes; and (iv) merit raises implemented during the second quarter of 2003 and the first quarter of 2004. These increases have been partially offset by savings realized as a result of our February 2003 restructuring and June 2003 workforce reduction.

b)	Increases in disposal costs during the current period are due principally to volume increases from both general operating activities and acquisitions. The current period also benefitted from reduced disposal costs as a result of reduced activity because of the harsh winter weather in the Eastern United States during the first quarter of 2003.

c)	Increased subcontractor costs were largely attributable to (i) 2003 acquisition activity; (ii) increased volumes; and (iii) additional transportation costs associated with the redirection of waste in the Eastern portion of the United States due to capacity constraints at some of our landfills.

d)	These costs are generally related to rebates provided to our recycling suppliers and are, therefore, driven by market prices of recyclable commodities. The majority of the current quarter increase was attributable to changes in the market prices of old corrugated cardboard, plastics, high-grade paper and mix-grade paper. These increases also affected our current quarter operating revenues, resulting in a relatively insignificant net impact on our operating results.

e)	On December 31, 2003 we consolidated two special purpose type variable interest entities from which we lease three waste-to-energy facilities. Prior to the consolidation of these entities, we accounted for the underlying lease agreements as operating leases. The consolidation of these entities has, therefore, resulted in a decline in rental expense for the three months ended March 31, 2004, partially offset by increases in depreciation, interest expense and minority interest expense. Decreased landfill site maintenance costs also resulted in a decrease in our other operating expenses during the quarter ended March 31, 2004.

Selling, General and Administrative

      Selling, general and administrative expenses are (i) labor costs, which include salaries, related insurance and benefits, contract labor, and payroll taxes; (ii) professional fees, which include fees for consulting, legal, audit, and tax services; (iii) provision for bad debts, which includes allowances for uncollectible customer accounts and collection fees; and (iv) other general and administrative expenses, which include voice and data telecommunications, advertising, travel and entertainment, rentals, postage, and printing.

      The following table summarizes the major components of our selling, general and administrative costs for the three months ended March 31, 2004 and 2003 (in millions):

	Three Months Ended
	March 31,

	2004	2003	Change

Labor and related benefits	$187	$194	$(7	)(a)
Professional fees	32	32	—
Provision for bad debts	13	12	1
Other	84	85	(1)

	$316	$323	$(7)

a)	The most significant decrease in labor-related costs during the current period is related to the decline in the use of contract labor. We also benefited from salary and wage decreases due to our 2003 workforce reductions, which offset the impact of annual merit increases. Lower insurance costs and bonus accruals also contributed to the current period decline. Partially offsetting these cost decreases is the impact of increased commissions as a result of comparatively higher operating revenues.

Other Components of Income From Operations

      The following table summarizes the remaining components of income from operations for the three months ended March 31, 2004 and 2003 (in millions):

	Three Months Ended
	March 31,

	2004	2003	Change

Depreciation and amortization	$325	$302	$23	(a)
Restructuring	—	20	(20	)(b)
Asset impairments and unusual items	(9)	(1)	(8	)(c)

a)	This increase is primarily related to (i) an increase in landfill airspace amortization due to higher volumes at our landfills; (ii) increased information technology depreciation expense recognized as a result of placing additional enterprise-wide software systems into service during the latter half of 2003; and (iii) increased depreciation expense for our Wheelabrator Group as a result of consolidating two variable interest entities, from which we lease three waste-to-energy facilities, increasing our depreciation and interest expense, but decreasing operating expenses.

b)	In February 2003 we reduced the number of market areas that make up our geographic operating Groups and reduced certain overhead positions to streamline our organization. As a result, we incurred approximately $20 million in one-time employee severance and benefit costs.

c)	We recognized approximately $8 million in net gains during the first quarter of 2004 primarily as a result of divestitures of certain Port-O-Let® operations.

Income From Operations by Reportable Segment

      The following table summarizes income from operations by reportable segment for the three months ended March 31, 2004 and 2003 and provides explanations of significant factors contributing to the identified variances (in millions):

	Three Months Ended
	March 31,

	2004	2003	Change

Canadian	$11	$7	$4
Eastern	68	58	10	(a)
Midwest	64	58	6
Southern	159	140	19	(b)
Western	92	84	8
Wheelabrator	45	42	3
Recycling	5	—	5
Other NASW	(5)	3	(8)

Total NASW	$439	$392	$47

a)	The Eastern Group’s 2004 operating revenues were favorably affected by quarter-over-quarter improvements in average yield, a measure of the impact of pricing on revenues. The current period yield improvement was partially offset by volume declines, particularly in landfill operations, experienced in spite of the harsh winter weather during the first quarter of 2003 and the additional workday in 2004. The net impact of these revenue changes was positive internal revenue growth of 1.6% for the first quarter of 2004, which is one of the primary reasons for the current period increase in the Group’s income from operations. The absence of one-time employee severance and benefit costs incurred as part of the February 2003 restructuring and higher operating expenses incurred because of the 2003 harsh weather conditions also positively affected the Eastern Group’s 2004 operating income. These earnings improvements were partially offset by increased costs for the transportation of waste, labor and other items.

b)	The Southern Group’s 2004 operating income was favorably affected by (i) positive internal revenue growth of 2.7% largely due to volume increases in higher margin landfill operations; (ii) acquisitions; (iii) the 2003 impact of one-time employee severance and benefit costs incurred as part of the February 2003 restructuring; and (iv) various operating cost reductions.

Other Components of Income Before Cumulative Effect of Changes in Accounting Principles

      The following summarizes the other major components of our income before cumulative effect of changes in accounting principles for the three months ended March 31, 2004 and 2003 (in millions):

	Three Months Ended
	March 31,

	2004	2003	Change

Interest expense, net	$110	$107	$3
Equity in (earnings) losses of unconsolidated entities	19	(1)	20	(a)
Minority interest	7	1	6	(b)
Other, net	2	(3)	5
Provision for income taxes	62	68	(6	)(a)

a)	In January 2004, we acquired an equity interest in a coal-based synthetic fuel production facility. We account for our investment in this entity using the equity method of accounting, which resulted in the recognition of approximately $19 million in losses during the first quarter of 2004. The tax benefits, including tax credits, that we will realize as a result of our investment in this entity have been reflected as a reduction in our provision for income taxes of approximately $19 million and a 5.2% reduction in our effective tax rate for the three months ended March 31, 2004. This decrease has been partially offset by an increase in our overall provision for income taxes as a result of the increase in our consolidated pre-tax income.

b)	The increase of approximately $6 million in minority interest expense is primarily attributable to the consolidation of two special purpose type variable interest entities on December 31, 2003 as a result of our implementation of FIN 46.

Cumulative Effect of Changes in Accounting Principles

      On March 31, 2004, we recorded a credit of approximately $8 million, net of tax, or $0.01 per diluted share, as a cumulative effect of change in accounting principle as a result of the consolidation of previously unrecorded trusts as required by Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities. See Note 9 to the condensed consolidated financial statements.

      In the first quarter of 2003, we recorded a charge of $46 million, net of taxes, to cumulative effect of changes in accounting principles for the adoption of certain accounting changes described below.

•	Through December 31, 2002, we accrued in advance for major repairs and maintenance expenditures and deferred costs associated with annual plant outages at our waste-to-energy facilities and independent power production plants. Effective January 1, 2003, we changed our policy from that method to one that expenses such costs as they are incurred. We recorded approximately $25 million, net of taxes, or $0.04 per diluted share, as a credit to cumulative effect of changes in accounting principles.

•	Through December 31, 2002, we accrued for future losses under customer contracts that over the contract life were projected to have direct costs greater than revenues. Effective January 1, 2003, we changed our policy from that method to one that expenses such losses as they are incurred. We recorded approximately $30 million, net of taxes, or $0.05 per diluted share, as a credit to cumulative effect of changes in accounting principles.

•	In connection with the adoption of SFAS No. 143, we recorded approximately $101 million, including tax benefit, or $0.17 per diluted share, in the first quarter of 2003 as a charge to cumulative effect of changes in accounting principles. Substantially all of this charge was related to the impact of changes in accounting for landfill final capping, closure and post-closure costs.

Liquidity and Capital Resources

      The following is a summary of our cash balances and cash flows for the three months ended March 31, 2004 and 2003 (in millions):

	Three Months Ended
	March 31,

	2004	2003

Cash and cash equivalents at the end of the period	$689	$381

Net cash provided by operating activities	$470	$429

Net cash used in investing activities	$(154)	$(227)

Net cash provided by (used in) financing activities	$238	$(85)

      Net Cash Provided by Operating Activities — We generated approximately $470 million in cash flows from our operating activities during the three months ended March 31, 2004 compared with $429 million provided in the comparable prior year period, an increase of $41 million. Current period operating cash flows were favorably affected by improved profitability due in part to the harsh winter weather experienced during the first quarter of 2003. However, we experienced fluctuations in each of the components of working capital, resulting in a net unfavorable change. This decline was largely due to the favorable impact of the termination of interest rate swap agreements before their scheduled maturities in 2003.

      Net Cash Used in Investing Activities — We used approximately $154 million of our cash resources for investing activities during the first quarter of 2004, a decrease of approximately $73 million as compared to the first quarter of 2003. This decrease is primarily due to a $43 million decline in acquisition spending and capital expenditures, from $297 million in 2003 to $254 million in 2004. Also contributing to the current period decrease was a $6 million increase in proceeds from divestitures and other sales of assets and a $24 million increase in net receipts from restricted funds.

      Net Cash Provided by and Used in Financing Activities — During the first quarter of 2004 we issued $350 million of 5.0% senior notes, which was the primary driver of the $238 million increase in cash as a result of our financing activities during the three months ended March 31, 2004. We also received approximately

$48 million for common stock option and warrant exercises during the current period, which is a significant increase in the cash generated by this activity as compared with the comparable prior year period. Partially offsetting these inflows was the payment of our first quarter dividend of $0.1875 per share of common stock, or approximately $109 million, and the cash settlement of 2003 share repurchases for $24 million. During the first quarter of 2003, we used approximately $85 million for financing activities, primarily as a result of the repurchase of our common stock for approximately $68 million. Although cash used for share repurchases was relatively insignificant during the first quarter of 2004, we intend to complete between $400 million and $500 million in share repurchases during the remainder of the year.

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

      In addition to our working capital needs for ongoing operations, we have capital requirements for (i) capital expenditures for construction and expansion of landfill sites, as well as new trucks and equipment for collection and other operations, (ii) refurbishments and improvements at waste-to-energy facilities and (iii) business acquisitions. We currently expect to spend approximately $1 billion for capital expenditures and approximately $175 million for acquisitions during the remainder of 2004.

      Our Board of Directors has approved a quarterly dividend program that is expected to result in an annual payment of $0.75 per share. The program was initiated in the first quarter of 2004 when we declared our first quarter dividend of $0.1875 per share of common stock, or approximately $109 million, which was paid on March 25, 2004 to stockholders of record as of March 1, 2004. We currently expect to make dividend payments of approximately $325 million for remaining 2004 quarterly dividends.

      Our share repurchase program, which was approved by our Board of Directors in 2002, is in its final year. Under this program, we have repurchased over 60 million shares of our common stock at a cost of approximately $1.6 billion. We have not purchased any of our common stock in 2004, although we did make a payment of approximately $24 million in January 2004 to settle repurchases made in December 2003. We believe that the program has been an important source of shareholder value and we intend to continue to use cash flows from operations for share repurchases in either open market or privately negotiated transactions during the remainder of 2004.

      Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. However, we also have bank borrowings available to meet these capital requirements and, when appropriate, will obtain financing by issuing debt or common stock.

      As of March 31, 2004, we had a three-year, $650 million syndicated revolving credit facility and a five-year, $1.75 billion syndicated revolving credit facility. The three-year revolver matures in June 2005 and the five-year revolver matures in June 2006. We have generally used each of these facilities to issue letters of credit that support our tax-exempt bond issuances, municipal and governmental waste management contracts, closure and post-closure obligations and disposal site or transfer station operating permits. We expect that similar facilities will continue to serve as a cost efficient source of this form of financial assurance in the future, and we continue to assess our financial assurance requirements to ensure that we have adequate letter of credit and surety bond capacity in advance of our business needs. Because letters of credit generally have a one-year term, the three-year $650 million syndicated revolving credit facility will no longer be a viable source of new letters of credit beginning in June 2004. Therefore, we are currently evaluating our credit capacity needs and considering alternatives for refinancing or extending the maturities of both our three and five-year revolving credit facilities. At March 31, 2004, no borrowings were outstanding under our revolving credit facilities and we had unused and available credit capacity under these facilities of approximately $725 million.

      During March 2004 we issued $350 million of 5.0% senior notes due March 15, 2014. The net proceeds of the offering were approximately $346 million after deducting underwriters’ discounts and expenses. We have invested these proceeds in cash equivalent investments pending repayment of $150 million of 8.0% senior notes due April 30, 2004 and $200 million of 6.5% senior notes due May 15, 2004. Our debt obligations as of March 31, 2004 also include $294 million of 7.0% senior notes due October 1, 2004, which have been classified as long-term debt in the accompanying condensed consolidated balance sheet. The classification of these obligations as long-term was based upon our current and forecasted available capacity under our two long-term revolving credit facilities and our intent to refinance the borrowings with other long-term financings. In the event other sources of long-term financing are not available, we intend to use our revolving credit facilities.

      We also issued approximately $75 million of tax-exempt bonds during the first quarter of 2004, $35 million of which was issued to refinance higher rate tax-exempt bonds. Proceeds from these financing arrangements are primarily used for the construction of collection and disposal facilities and are deposited directly into trust funds because we do not have the ability to use the funds in our regular operating activities. Accordingly, we report these amounts as an investing activity when the cash is released from the trust funds and a financing activity when the industrial revenue bonds are repaid out of our cash balances. At March 31, 2004, approximately $424 million of funds were held in trust to meet future capital expenditures at various facilities. These fund balances are included as other long-term assets in the accompanying condensed consolidated balance sheets. We continue to increase our use of tax-exempt financing due to the attractive rates offered for these instruments.

Off-Balance Sheet Arrangements

      We are party to (i) lease agreements with unconsolidated variable interest entities and (ii) guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 8 to the condensed consolidated financial statements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the period ended March 31, 2004 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

      We believe that inflation has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

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

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits:

Exhibit
No.		Description

10.1	—	Employment Agreement between the Company and Lynn M. Caddell dated as of March 12, 2004.
12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. § 1350 of David P. Steiner, Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. § 1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.

      (b) Reports on Form 8-K:

      In the first quarter of 2004, we filed Current Reports on Form 8-K dated March 3rd and March 5th to announce we had entered into an underwriting agreement for the public offering of $350 million of our 5.0% senior notes due March 15, 2014 and to file a legal opinion and an accountant’s consent related to that offering. On March 3rd, 9th and 19th, we also filed Current Reports on Form 8-K in order to file legal opinions in connection with certain offerings of common stock under our universal shelf registration statement.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ ROBERT G. SIMPSON

Robert G. Simpson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

WASTE MANAGEMENT, INC.

By:	/s/ GREG A. ROBERTSON

Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: April 30, 2004

INDEX TO EXHIBITS

Exhibit
No.		Description

10.1	—	Employment Agreement between the Company and Lynn M. Caddell dated as of March 12, 2004.
12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. § 1350 of David P. Steiner, Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. § 1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.