Form 10-Q
period 2004-06-30
WASTE MANAGEMENT INC
filed 2004-07-29
CIK 823768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.)     Yes ☑          No ☐

      The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 26, 2004 was 579,867,019 (excluding treasury shares of 50,415,442).

PART I.
Item 1. Financial Statements.
SIGNATURES
Employment Agreement - Cherie C. Rice
Employment Agreement - Greg A. Robertson
Computation of Ratio of Earnings to Fixed Charges
Certification of CEO Pursuant to Section 302
Certification of Sr.VP and CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of Sr.VP and CFO Pursuant to Section 906

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

ASSETS

	June 30,	December 31,
	2004	2003

	(Unaudited)
Current assets:
Cash and cash equivalents	$553	$217
Accounts receivable, net of allowance for doubtful accounts of $56 and $58, respectively	1,592	1,494
Notes and other receivables	271	317
Parts and supplies	82	82
Deferred income taxes	415	421
Prepaid expenses and other assets	208	139

Total current assets	3,121	2,670
Property and equipment, net of accumulated depreciation and amortization of $10,046 and $9,553, respectively	11,325	11,411
Goodwill	5,314	5,266
Other intangible assets, net	162	156
Other assets	1,308	1,235

Total assets	$21,230	$20,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$677	$721
Accrued liabilities	1,685	1,750
Deferred revenues	442	429
Current portion of long-term debt	775	514

Total current liabilities	3,579	3,414
Long-term debt, less current portion	7,947	7,997
Deferred income taxes	1,727	1,663
Landfill and environmental remediation liabilities	1,161	1,124
Other liabilities	790	727

Total liabilities	15,204	14,925

Minority interest in subsidiaries and variable interest entities	268	250

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,486	4,501
Retained earnings	2,647	2,497
Accumulated other comprehensive loss	(78)	(53)
Restricted stock unearned compensation	(4)	—
Treasury stock at cost, 50,308,222 and 54,164,336 shares, respectively	(1,299)	(1,388)

Total stockholders’ equity	5,758	5,563

Total liabilities and stockholders’ equity	$21,230	$20,738

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Operating revenues	$3,138	$2,934	$6,034	$5,666

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	2,040	1,906	3,960	3,715
Selling, general and administrative	317	301	633	624
Depreciation and amortization	348	325	673	627
Restructuring	—	23	—	43
Asset impairments and unusual items	(9)	(6)	(18)	(7)

	2,696	2,549	5,248	5,002

Income from operations	442	385	786	664

Other income (expense):
Interest expense	(119)	(110)	(232)	(219)
Interest income	7	4	10	6
Equity in earnings (losses) of unconsolidated entities	(24)	1	(43)	2
Minority interest	(9)	(2)	(16)	(3)
Other, net	—	4	(2)	7

	(145)	(103)	(283)	(207)

Income before cumulative effect of changes in accounting principles and income taxes	297	282	503	457
Provision for income taxes	81	106	143	174

Income before cumulative effect of changes in accounting principles	216	176	360	283
Cumulative effect of changes in accounting principles, net of income tax expense of $5 for the six months ended June 30, 2004 and income tax benefit of $31 for the six months ended June 30, 2003	—	—	8	(46)

Net income	$216	$176	$368	$237

Basic earnings per common share:
Income before cumulative effect of changes in accounting principles	$0.37	$0.30	$0.62	$0.48
Cumulative effect of changes in accounting principles	—	—	0.01	(0.08)

Net income	$0.37	$0.30	$0.63	$0.40

Diluted earnings per common share:
Income before cumulative effect of changes in accounting principles	$0.37	$0.30	$0.62	$0.48
Cumulative effect of changes in accounting principles	—	—	0.01	(0.08)

Net income	$0.37	$0.30	$0.63	$0.40

Cash dividends per common share	$0.19	$—	$0.38	$—

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)
(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities:
Net income	$368	$237
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of changes in accounting principles	(8)	46
Provision for bad debts	23	24
Depreciation and amortization	673	627
Deferred income tax provision	90	69
Minority interest	16	3
Equity in losses (earnings) of unconsolidated entities, net of distributions	31	(2)
Net gain on disposal of assets	(8)	(5)
Effect of asset impairments and unusual items	(18)	(7)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(104)	(24)
Prepaid expenses and other current assets	(24)	17
Other assets	(10)	102
Accounts payable and accrued liabilities	(25)	(37)
Deferred revenues and other liabilities	15	23

Net cash provided by operating activities	1,019	1,073

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(98)	(172)
Capital expenditures	(526)	(501)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	56	34
Net receipts from restricted funds	176	109
Other	9	18

Net cash used in investing activities	(383)	(512)

Cash flows from financing activities:
New borrowings	348	67
Debt repayments	(369)	(68)
Minority interest distributions paid	(18)	—
Common stock repurchases	(108)	(71)
Cash dividends	(218)	—
Exercise of common stock options and warrants	120	9
Other	(53)	(34)

Net cash used in financing activities	(298)	(97)

Effect of exchange rate changes on cash and cash equivalents	(2)	—

Increase in cash and cash equivalents	336	464
Cash and cash equivalents at beginning of period	217	359

Cash and cash equivalents at end of period	$553	$823

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated	Restricted
	Common Stock		Additional		Other	Stock	Treasury Stock
			Paid-in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Loss	Compensation	Shares	Amount

Balance, December 31, 2003	630,282	$6	$4,501	$2,497	$(53)	$—	(54,164)	$(1,388)
Net income	—	—	—	368	—	—	—	—
Cash dividends	—	—	—	(218)	—	—	—	—
Common stock issued upon exercise of stock options and warrants and grants of restricted stock, including tax benefit of $26	—	—	(16)	—	—	(5)	6,909	177
Earned compensation related to restricted stock	—	—	—	—	—	1	—	—
Common stock repurchases	—	—	—	—	—	—	(3,087)	(89)
Unrealized loss resulting from changes in fair values of derivative instruments, net of tax benefit of $6	—	—	—	—	(9)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of tax benefit of $3	—	—	—	—	5	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	(21)	—	—	—
Other	—	—	1	—	—	—	34	1

Balance, June 30, 2004	630,282	$6	$4,486	$2,647	$(78)	$(4)	(50,308)	$(1,299)

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

      The condensed financial statements presented herein represent the consolidation of Waste Management, Inc., a Delaware corporation, its majority-owned subsidiaries and entities required to be consolidated pursuant to the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) (see Note 9). Waste Management, Inc. is a holding company that conducts all of its operations through its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc. and all of its consolidated subsidiaries. When we use the term “WMI,” we are referring only to the parent holding company.

      The condensed consolidated financial statements as of and for the three and six months ended June 30, 2004 are unaudited. In the opinion of management, these financial statements include all adjustments, which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

      In the first quarter of 2003, we recorded a $46 million, net of tax, cumulative effect of changes in accounting principles for the adoption of the (i) Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations; (ii) a change in our accounting for major repairs and maintenance expenditures and deferred costs associated with annual plant outages at our waste-to-energy facilities and independent power production plants; and (iii) a change in accounting for future losses under customer contracts that over the contract life are projected to have direct costs greater than revenues. These accounting changes do not affect the comparability of our financial position or income before cumulative effect of changes in accounting principles as presented herein.

      Reclassifications — As a result of internal review processes, we identified certain mandatory fees and taxes that have historically been treated as pass-through costs that actually represent direct obligations of the Company. Effective January 1, 2004, we began recording all mandatory fees and taxes that create direct obligations for us as operating expenses and recording revenue when the fees and taxes are billed to our customers. We have conformed the prior year’s presentation of our revenues and expenses with the current year’s presentation by increasing both our revenue and our operating expenses by approximately $19 million

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the three months ended June 30, 2003 and by approximately $35 million for the six months ended June 30, 2003.

      Through our internal review processes, we also determined that certain cash accounts with negative balances and no legal right of offset had been included in cash and cash equivalents on our balance sheet in prior periods. As a result, we have increased both our cash and cash equivalents and accounts payable balances at December 31, 2003 by approximately $82 million to properly reflect our gross cash balances and current liabilities. We determined that these changes in our accounts payable balances during each reporting period should be treated as financing activities within the statement of cash flows. Accordingly, the $25 million decrease in the amount payable (from $95 million at December 31, 2002 to $70 million at June 30, 2003) has been reflected as a component of other within cash used in financing activities for the six months ended June 30, 2003.

      We have various investments in unconsolidated entities that we account for using the equity method. Our equity in the earnings of these entities has historically been presented as a component of other income in our statements of operations and the related cash flow impact has been reflected as a component of the change in other assets within our statements of cash flows. As a result of investments we made during the first and second quarters of 2004, as described in Note 4, this activity has become a more significant component of our net income and operating cash flow activity. Accordingly, we have shown equity in the earnings and losses of unconsolidated entities as a separate component within our statement of operations and equity in earnings and losses of unconsolidated entities, net of distributions, as a separate component of cash provided by operating activities. Prior periods have been reclassified to conform to the current periods’ presentation.

2.	Landfill and Environmental Remediation Liabilities

Landfill

      We have material financial commitments at our landfills for final capping, closure and post-closure activities, as described below:

•	Final capping — Involves the installation of flexible membrane and geosynthetic clay liners, drainage equipment and compacted soil layers and topsoil over areas of a landfill where total airspace capacity has been consumed. Final capping asset retirement obligations are recorded on a units-of-consumption basis as airspace is consumed within each discrete capping event with a corresponding increase in the landfill asset until all airspace related to each discrete capping event has been consumed.

•	Closure — Includes the construction of the final portion of methane gas collection systems (when required), demobilization and routine maintenance costs. These are costs incurred after the site stops accepting waste, but before the landfill is certified as closed by the applicable regulatory agency. Closure obligations are accrued as an asset retirement obligation on a units-of-consumption basis as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset.

•	Post-closure — Once a landfill is certified closed by the applicable regulatory agency, we are required to maintain and monitor the site over a period of time, which is generally 30 years. These maintenance and monitoring costs are accrued as an asset retirement obligation on a units-of-consumption basis as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset.

      We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of legal and regulatory requirements and are intended to approximate fair value under the provisions of SFAS No. 143. An estimate of fair value under SFAS No. 143 should include the premium that a third party would receive for bearing the uncertainty in cash outflows. However, when using discounted cash flow techniques, reliable estimates of market premiums are not available because there is no market for selling the responsibility for final capping, closure and post-closure

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations independent of selling the landfill in its entirety. Accordingly, we do not believe that it is possible to develop a methodology to estimate a market risk premium and therefore no market risk premium is included in our determination of expected cash outflows for landfill asset retirement obligations. The specific methods used to calculate the fair value for final capping, closure and post-closure and the method of accruing for these balances are explained in detail in our Annual Report on Form 10-K for the year ended December 31, 2003.

      We inflate estimated final capping, closure and post-closure costs to the expected time of payment using an inflation rate of 2.5% and discount those expected future costs back to present value using a credit-adjusted, risk-free discount rate, which was 6.25% for liabilities incurred during the six months ended June 30, 2004. Our credit-adjusted, risk-free discount rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free discount rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised discount rate. We determine the inflation rate and our credit-adjusted, risk-free discount rate on an annual basis unless there have been interim changes in either rate that would significantly impact our results of operations.

Environmental Remediation

      We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on several estimates and assumptions. These estimates are sometimes a range of “reasonably possible” outcomes. “Reasonably possible” outcomes are those outcomes that are considered more than remote and less than likely. In cases where our estimates are a range, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the low end of the range in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $175 million higher on a discounted basis than the $325 million recorded in our condensed consolidated financial statements as of June 30, 2004.

      As of June 30, 2004, we had been notified that we are a potentially responsible party in connection with 71 locations listed on the NPL, which is the EPA’s National Priorities List. Through various acquisitions, we have come to own 16 of these sites that were initially developed by others. We are working with the government to characterize or remediate identified site problems and have either agreed with other parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any agreed-upon amounts due from these parties at, or near, the time that we make environmental remediation expenditures. Claims have been made against us at another 55 sites that we do not own but where we have been an operator, transporter or generator of waste. These claims are at different procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is known as CERCLA or Superfund. At some of these sites, our liability is well defined as a consequence of a governmental decision and an agreement among the parties involved as to the allocation of costs. At others where no remedy has been selected or the potentially responsible parties have been unable to agree on an appropriate allocation, our future costs are uncertain, and any of these matters could have a material adverse effect on our condensed consolidated financial statements.

      Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for United States Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. As of June 30, 2004, we are using an inflation rate of 2.5% and a risk-free discount rate of 4.25% to record our estimated environmental remediation obligations. We determine the inflation rate and the risk-free discount rate on an annual basis unless there have been interim changes in either rate that would significantly impact our results of operations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Statement Impact of Landfill and Environmental Remediation Obligations

      Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2004			December 31, 2003

		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$108	$57	$165	$109	$57	$166
Long-term	893	268	1,161	849	275	1,124

	$1,001	$325	$1,326	$958	$332	$1,290

      The changes to landfill and environmental remediation liabilities for the six months ended June 30, 2004 and 2003 are reflected in the tables below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2003	$958	$332
Obligations incurred and capitalized	31	—
Obligations settled	(25)	(18)
Interest accretion	31	5
Revisions in estimates	9	2
Acquisitions, divestitures and other adjustments	(3)	4

June 30, 2004	$1,001	$325

December 31, 2002	$655	$343
Cumulative effect of change in accounting principle	266	—
Obligations incurred and capitalized	26	—
Obligations settled	(20)	(17)
Interest accretion	30	4
Revisions in estimates	1	11
Acquisitions, divestitures and other adjustments	20	12

June 30, 2003	$978	$353

      At several of our landfills, we provide financial assurance by depositing cash into escrow accounts or trust funds that are legally restricted for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was approximately $200 million at June 30, 2004, and is primarily included as other long-term assets in our condensed consolidated balance sheet. Balances maintained by us in trust funds and escrow accounts restricted for closure, post-closure and environmental remediation activities will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iii) acquisitions or divestitures of landfills; and (iv) changes in the fair value of the underlying financial instruments.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Debt and Interest Rate Derivatives

Debt

      Debt consisted of the following (in millions):

	June 30,		December 31,
	2004		2003

Revolving credit facilities(a), (b)	$—		$—
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.00% to 8.75% (weighted average interest rate of 7.0% at June 30, 2004)	5,593	(c)	5,662
Tax-exempt bonds maturing through 2038, fixed and variable interest rates ranging from 1.1% to 7.4% (weighted average interest rate of 3.3% at June 30, 2004)	1,888	(d)	1,762
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 1.1% to 9.3% (weighted average interest rate of 5.1% at June 30, 2004)	564		566
5.75% convertible subordinated notes due 2005	34		33
Capital leases and other, maturing through 2027, interest rates up to 12%	643		488

	8,722		8,511
Less current portion	775	(e), (f)	514

	$7,947		$7,997

a)	As of June 30, 2004, we had a three-year, $650 million syndicated revolving credit facility and a five-year, $1.75 billion syndicated revolving credit facility. The three-year revolver matures in June 2005 and the five-year revolver matures in June 2006. These facilities have generally been used to support letters of credit issued to support our bonding and financial assurance needs. As of June 30, 2004, no borrowings were outstanding under these facilities, and we had unused and available credit capacity of $969 million.

b)	We are required to maintain the following financial covenants under our revolving credit facilities: (i) an interest coverage ratio in excess of 3 to 1; (ii) total debt to EBITDA ratio of less than 3.25 to 1; and (iii) minimum net worth of at least $3.5 billion plus 75% of cumulative consolidated net income beginning with the quarter ended March 31, 2001, all as defined in the credit facilities for the purpose of determining compliance with the covenants. The credit facilities state that the calculations must be based on generally accepted accounting principles promulgated by the FASB that were in effect as of the last fiscal year before the date we entered into these facilities. We therefore calculate our covenants based on GAAP as of December 31, 2000 and 2001 for the five-year revolver and the three-year revolver, respectively, and our adoption or implementation of accounting pronouncements or interpretations effective on or after those dates does not impact the calculation of the financial covenants defined above. As of June 30, 2004 and December 31, 2003, we were in compliance with all covenants under our revolving credit facilities and all other debt instruments.

c)	During March 2004, we issued $350 million of 5.0% senior notes due March 15, 2014. Interest on the notes is payable on March 15 and September 15 of each year. The net proceeds of the offering were approximately $346 million after deducting underwriters’ discounts and expenses. These proceeds were used to pay $150 million of 8.0% senior notes due April 30, 2004 and $200 million of 6.5% senior notes due May 15, 2004. As discussed in further detail below, there has been a $69 million decrease in the carrying value of our senior notes from December 31, 2003 as a result of hedge accounting for our interest rate derivatives.

d)	Proceeds from tax-exempt bond issues are treated as non-cash financing activities and are excluded from cash provided by financing activities in our cash flow statement as the proceeds are deposited directly into trust funds and may only be used for the specific purpose for which the money was raised, which is generally the construction of collection and disposal facilities. Accordingly, our 2004 issuances of approximately $163 million of tax-exempt bonds maturing through 2033 were treated as non-cash financing activities.

e)	Our debt obligations as of June 30, 2004 include approximately $416 million of fixed rate tax-exempt bonds subject to re-pricing within the next twelve months, which is prior to their scheduled maturities. If the re-offering of the bonds is unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation. Approximately

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$277 million of these bonds has been classified as long-term in our condensed consolidated balance sheet as of June 30, 2004. The classification of these obligations as long-term was based upon our intent to refinance the borrowings with other long-term financings in the event of a failed re-offering and our ability, in the event other sources of long-term financing are not available, to use our five-year revolving credit facility, which is long-term.

f)	At June 30, 2004, we have $590 million of tax-exempt bonds and $46 million of tax-exempt project bonds that are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. We have obtained letters of credit to guarantee repayment of the bonds in this event. We classified these borrowings as long-term in our condensed consolidated balance sheet at June 30, 2004 because the borrowings are supported by letters of credit issued under our five-year revolving credit facility, which is long-term.

     Our debt balances are generally unsecured, except for approximately $473 million of the tax-exempt project bonds outstanding at June 30, 2004 that are issued by certain subsidiaries within our Wheelabrator Group. These bonds are secured by both assets of the related subsidiaries that have a carrying value of approximately $673 million and the related subsidiaries’ future revenue. Additionally, our consolidated variable interest entities have approximately $171 million of outstanding borrowings that are collateralized by assets of those entities. These assets have a carrying value of approximately $395 million as of June 30, 2004.

      As part of our operations, and in connection with issuances of tax-exempt bonds, we use letters of credit to support our bonding and financial assurance needs. The following table summarizes our outstanding letters of credit (in millions):

	June 30,		December 31,
	2004		2003

Revolving credit facilities	$1,431		$1,608
Letter of credit and term loan agreements(a)	285	(a)	284	(a)
Letter of credit facility(b)	336	(b)	349	(b)
Other lines of credit	87		146

	$2,139		$2,387

a)	In June 2003 we entered into a five-year, $15 million letter of credit and term loan agreement, a seven-year, $175 million letter of credit and term loan agreement, and a ten-year, $105 million letter of credit and term loan agreement, which expire in June 2008, 2010, and 2013, respectively.

b)	In December 2003 we entered into a five-year, $350 million letter of credit facility.

     Our letters of credit generally have terms allowing for automatic renewal after one year. In the event of an unreimbursed draw on a letter of credit, the unreimbursed amount generally converts into a term loan for the remaining term under the respective agreement or facility. Through June 30, 2004, we had not experienced any unreimbursed draws on letters of credit.

Interest rate swaps

      We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt, which was approximately 63% fixed and 37% floating

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at June 30, 2004. Interest rate swap agreements outstanding as of December 31, 2003 and June 30, 2004 are set forth in the table below (dollars in millions):

	Notional		Fair Value
As of	Amount	Maturity Date	Liability(a)

December 31, 2003	$17	Through December 31, 2012	$(3	) (b)
December 31, 2003	$2,250	Through December 15, 2017	$(99	) (c),(d)
June 30, 2004	$52	Through December 31, 2012	$(2	) (b)
June 30, 2004	$2,550	Through December 15, 2017	$(143	) (c),(d)

a)	The fair value of interest rate derivatives is included in our balance sheets as components of other long-term assets and other long-term liabilities. Fair values of these interest rate derivatives are based on third party pricing models.

b)	The interest rate derivative contract terms do not qualify for hedge accounting. Therefore, the related derivatives are accounted for at fair value with changes in fair value recognized immediately in interest expense.

c)	These interest rate derivatives qualify for hedge accounting. Therefore, changes in fair value of these interest rate swap contracts are deferred and recognized as an adjustment to interest expense over the remaining life of the hedged instrument.

d)	The fair value of these interest rate derivatives at December 31, 2003 is a net fair value liability of $99 million that is comprised of $2 million of other long-term assets and $101 million of other long-term liabilities. The fair value of these interest rate derivatives at June 30, 2004 is a net fair value liability of $143 million that is comprised of $1 million of other long-term assets and $144 million of other long-term liabilities.

     Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by approximately $99 million as of June 30, 2004 and $168 million as of December 31, 2003. The following table summarizes the accumulated fair value adjustments from interest rate swap agreements by underlying debt instrument category (in millions):

Increase (decrease) in carrying value of debt due	June 30,		December 31,
to hedge accounting for interest rate swaps	2004		2003

Senior notes and debentures:
Active swap agreements	$(143)		$(99)
Terminated swap agreements	241	(a)	266

	98		167
Tax-exempt and project bonds:
Terminated swap agreements	1	(a)	1

	$99		$168

a)	Of these amounts, $44 million (on a pre-tax basis) is scheduled to be reclassified as a credit to interest expense over the next twelve months.

     Interest rate swap agreements reduced net interest expense by $26 million and $50 million for the three and six months ended June 30, 2004, respectively, and $23 million and $47 million for the three and six months ended June 30, 2003, respectively. The significant terms of the interest rate contracts and the underlying debt instruments are identical and therefore no ineffectiveness has been realized.

4.	Income Taxes

      The current tax obligations associated with the provision for income taxes recorded in the statements of operations are reflected in the accompanying condensed consolidated balance sheets as a component of accrued liabilities, and the deferred tax obligations are reflected in deferred income taxes. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2004 is primarily due to the favorable impact of non-conventional fuel tax credits and favorable audit settlements, offset in part by state and local income taxes. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2003 is primarily due to state and local income taxes, offset in part by non-conventional fuel tax credits. We continue to evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.

      In the first and second quarters of 2004, we acquired minority ownership interests in two coal-based synthetic fuel production facilities (the “Facilities”) for approximately $119.7 million, which is comprised primarily of notes payable of $118.5 million, as well as commitments to fund our pro-rata share of the operations of the Facilities. We have also agreed to make additional payments to the seller based on our pro-rata allocation of the tax credits generated by each Facility. The synthetic fuel produced at the Facilities through 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code (currently credits are not available for fuel produced after 2007). We have been granted private letter rulings from the U.S. Internal Revenue Service confirming that the synthetic fuel produced by the Facilities is a “qualified fuel” under Section 29 of the Internal Revenue Code and that the resulting tax credits may be allocated among the owners of the interests in the Facilities.

      We account for our investment in the Facilities using the equity method of accounting, which results in the recognition of our pro-rata share of the Facilities’ losses, the amortization of our initial investments and other estimated obligations being recorded as equity in losses of unconsolidated entities within our statement of operations. The total loss recognized during the three months ended June 30, 2004 was approximately $26 million, making cumulative losses recognized during the six months ended June 30, 2004 approximately $45 million. We also recognized interest expense related to these investments of approximately $2 million during the three months ended June 30, 2004 and approximately $4 million during the six months ended June 30, 2004. The tax benefits that we will realize as a result of our investments in the Facilities have been reflected as a reduction to our provision for income taxes. This resulted in a decrease in our tax provision of approximately $35 million for the three months ended June 30, 2004 and approximately $54 million for the six months ended June 30, 2004, which more than offset the equity losses and interest expense recognized during each period. The decreases in our tax provision represent an 8.3 percentage point reduction in our effective tax rate for the three months ended June 30, 2004 and a 7.0 percentage point reduction in our effective tax rate for the six months ended June 30, 2004.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income

      Comprehensive income represents all changes in our equity except for changes resulting from investments by, and distributions to, stockholders. Comprehensive income for the three and six months ended June 30, 2004 and June 30, 2003 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income	$216	$176	$368	$237

Other comprehensive income (loss):
Unrealized loss resulting from changes in fair values of derivative instruments, net of tax benefit	(2)	—	(9)	(3)
Realized losses on derivative instruments reclassified into earnings, net of taxes	3	—	5	—
Minimum pension liability adjustment, net of taxes	—	—	—	1
Unrealized loss on marketable securities, net of taxes	(2)	—	—	—
Translation adjustment of foreign currency statements	(12)	58	(21)	98

Other comprehensive income (loss)	(13)	58	(25)	96

Comprehensive income	$203	$234	$343	$333

      The components of accumulated other comprehensive loss were as follows:

	June 30,	December 31,
	2004	2003

Accumulated unrealized loss on derivative instruments, net of tax benefit	$(46)	$(42)
Accumulated unrealized gain on marketable securities, net of taxes	1	1
Cumulative translation adjustment of foreign currency statements	(33)	(12)

	$(78)	$(53)

6.	Earnings Per Share

      The following reconciles the number of common shares outstanding at June 30 of each year to the number of weighted average basic common shares outstanding and the number of weighted average diluted

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares outstanding for the purpose of calculating basic and diluted earnings per common share (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Number of common shares outstanding at end of period	580.0	591.8	580.0	591.8
Effect of using weighted average common shares outstanding	0.2	(0.3)	(1.2)	0.8

Weighted average basic common shares outstanding	580.2	591.5	578.8	592.6
Dilutive effect of common stock options, warrants, restricted stock and contingently issuable shares	5.2	3.3	5.3	2.6

Weighted average diluted common shares outstanding	585.4	594.8	584.1	595.2

      At June 30, 2004, there were approximately 49.7 million shares of common stock potentially issuable with respect to stock options, warrants and convertible debt. Approximately 9.7 million shares and 18.2 million shares were not included in the diluted earnings per share computations for the three and six months ended June 30, 2004, respectively, because their exercise price was greater than the average per share market price of our stock for the related periods. Including the impact of these potentially issuable shares in the current period calculations would not have been dilutive for the periods presented, but may dilute earnings per share in the future.

7.	Stock-Based Compensation, Common Stock Dividends and Common Stock Repurchases

Stock-Based Compensation

      Pursuant to our stock incentive plans, we have the ability to issue stock options, stock awards and stock appreciation rights, all on terms and conditions that are determined by the Compensation Committee of our Board of Directors. The following is a summary of the significant terms of the stock options and restricted stock granted to our officers and employees under these plans during the six months ended June 30, 2004.

      Stock options — During the six months ended June 30, 2004, we have issued an aggregate of approximately 8.9 million of stock options to certain of our officers and employees as part of the 2004 annual grant or as grants issued for promotions or new hire incentives. The weighted average exercise price of options granted during this period was $29.20 per common share. These stock options all have exercise prices equal to the fair market value of our common stock as of the date of grant, expire ten years from the date of grant and vest ratably over a four-year period.

      Restricted stock — During the six months ended June 30, 2004, we have issued an aggregate of 159,400 shares of our restricted stock to certain of our officers as part of the 2004 annual grant or as grants issued for promotions or new hire incentives. The restricted stock grants also vest ratably over a four-year period. The shares issued are subject to forfeiture in the event of termination of employment and entitle the holder to all benefits of a stockholder, including the right to receive dividends and vote on all matters put to a vote of security holders.

      We account for our stock-based compensation using the intrinsic value method. Under this method, we do not recognize compensation cost for our stock options because the number of shares potentially issuable and the exercise price, which is equal to the fair market value of the underlying stock on the date of grant, are fixed. We recognize compensation expense for restricted stock awards on a straight-line basis over the vesting period based on the fair market value of our common stock on the date of grant.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following schedule reflects the pro forma impact on net income and earnings per common share of accounting for our stock options using SFAS No. 123, Accounting for Stock-Based Compensation, which would result in the recognition of compensation expense for the fair value of stock options as computed using the Black-Scholes option-pricing model (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Reported net income	$216	$176	$368	$237
Less: compensation expense per SFAS No. 123, net of tax benefit	15	18	28	33

Pro forma net income	$201	$158	$340	$204

Basic earnings per common share:
Reported net income	$0.37	$0.30	$0.63	$0.40
Less: compensation expense per SFAS No. 123, net of tax benefit	0.03	0.03	0.05	0.06

Pro forma net income	$0.34	$0.27	$0.58	$0.34

Diluted earnings per common share:
Reported net income	$0.37	$0.30	$0.63	$0.40
Less: compensation expense per SFAS No. 123, net of tax benefit	0.03	0.03	0.05	0.06

Pro forma net income	$0.34	$0.27	$0.58	$0.34

Common Stock Dividends and Repurchases

      In August 2003, we announced that our Board of Directors approved a quarterly dividend program. In May 2004, we declared our second quarterly dividend of $0.1875 per share of common stock, or approximately $109 million, which was paid on June 25, 2004 to stockholders of record as of June 1, 2004. We have paid approximately $218 million in dividends during the six months ended June 30, 2004. Based on shares outstanding as of June 30, 2004, continued quarterly dividend declarations by our Board of Directors of $0.1875 per common share would result in total annual payments of approximately $436 million in 2004.

      In February 2002 we announced that our Board of Directors had approved a stock repurchase program for up to $1 billion in annual repurchases through 2004, to be implemented at management’s discretion. Although we are authorized to purchase up to $1 billion of our common stock under this program, we currently intend to spend between $400 million and $500 million on share repurchases during the year ended December 31, 2004. During the current quarter, we repurchased approximately three million shares of our common stock at a cost of approximately $89 million. We did not repurchase any of our common stock during the first quarter of 2004, although we made a cash payment of approximately $24 million in January 2004 to settle repurchases made in December 2003. Approximately $5 million of the share repurchases completed in the second quarter will be settled in cash in July.

      As of June 30, 2004, we have the ability, under our most restrictive financial covenants, to make dividend payments and share repurchases in the aggregate amount of approximately $515 million.

8.	Commitments and Contingencies

      Financial instruments — We have obtained letters of credit, performance bonds and insurance policies, and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, environmental remediation and other obliga-

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tions. We obtain these financial assurance instruments from several sources, including an entity that we have an investment in and account for under the equity method; a wholly-owned insurance company, the sole business of which is to issue policies for the parent holding company and its other subsidiaries; and a consolidated variable interest entity that was formed to provide surety bonds to the waste industry (see Note 9).

      Because virtually no claims have been made against these financial instruments in the past, and considering our current financial position, we do not expect that these instruments will have a material adverse effect on our consolidated financial statements. We have not experienced any unmanageable difficulty in obtaining the required financial assurance instruments for our current operations. However, in an ongoing effort to mitigate risks of future cost increases and reductions in available capacity, we continue to evaluate various options to access cost-effective sources of financial assurance.

      Insurance — We carry insurance coverage for protection of our assets and operations from certain risks including automobile liability, general liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. Our exposure, however, could increase if our insurers were unable to timely meet their commitments. We have retained a portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation. The estimated accruals for these liabilities could be affected if future occurrences or loss development significantly differ from utilized assumptions. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

      For the 14 months ended January 1, 2000, we insured certain risks, including auto, general liability and workers’ compensation, with Reliance National Insurance Company, whose parent filed for bankruptcy in June 2001. In October 2001, the parent and certain of its subsidiaries, including Reliance National Insurance Company, were placed in liquidation. We believe that because of various state insurance guarantee funds and potential recoveries from the liquidation, currently estimated to be approximately $26 million, it is unlikely that events relating to Reliance will have a material adverse impact on our financial statements.

      Guarantees — We have entered into the following guarantee agreements associated with our operations.

•	Waste Management Holdings, Inc. (“WM Holdings”), one of WMI’s wholly-owned subsidiaries, has fully and unconditionally guaranteed WMI’s senior indebtedness that matures through 2032. WMI has fully and unconditionally guaranteed the senior indebtedness of WM Holdings that matures through 2026 and WM Holdings’ 5.75% convertible subordinated notes due 2005. Performance under these guarantee agreements would be required if either party defaulted on its respective obligations. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 11 for further information.

•	WMI has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, WMI will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 3 for information related to the balances and maturities of our tax-exempt bonds.

•	We have guaranteed certain financial obligations of unconsolidated entities. The guarantees are primarily for the benefit of entities that we account for under the equity method of accounting. The related obligations, which mature through 2020, are not recorded on our consolidated balance sheets, and we have not recorded any liability for these guarantees. As of June 30, 2004, our maximum future

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments associated with these guarantees is approximately $35 million. However, we have ongoing relationships with the entities and believe that our performance under these guarantees is not likely.

•	During 2003, we issued a $25.6 million letter of credit to support the debt of a surety bonding company. The guaranteed obligation is included as a component of long-term debt in our condensed consolidated balance sheet.

•	WM Holdings has guaranteed all reimbursement obligations of WMI under its $350 million letter of credit facility and $295 million letter of credit and term loan agreements. Under those facilities, any draw on a letter of credit supported by the facilities will be reimbursed by WMI to the entities funding the facilities. As of June 30, 2004, we had approximately $621 million in outstanding letters of credit under these facilities.

•	In connection with the $350 million letter of credit facility, WMI and WM Holdings entered into a guarantee pursuant to which they guaranteed interest rate swap payments made by the entity funding the letter of credit facility. The probability of loss for the guarantees was determined to be remote and the fair value of the guarantees is immaterial to our financial position and results of operations.

•	Certain of our subsidiaries have guaranteed the market value of various residential properties that are adjacent to our landfills. These guarantee agreements extend over the life of the landfill. Under these agreements, we would be responsible for the difference between the sale value and the guaranteed market value of the homeowners’ properties, if any. We do not believe it is possible to determine the contingent obligation associated with these guarantees, but we do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe it is possible to determine the contingent obligations associated with these indemnities.

•	WMI guarantees the service, lease and general operating obligations of certain of its subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, WMI has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations are incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.

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

      Litigation — In December 1999, an individual brought an action against the Company, five former officers of WM Holdings, and WM Holdings’ former independent auditor, Arthur Andersen LLP, in Illinois state court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998. The action is for alleged acts of common law fraud, negligence and breach of fiduciary duty. This case has remained in the pleadings stage for

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the last several years due to numerous motions and rulings by the court related to the viability of these claims. Only limited discovery has occurred and the defendants continue to defend themselves vigorously. The extent of possible damages, if any, in this action cannot yet be determined.

      In April 2002, a former participant in WM Holdings’ ERISA plans and another individual filed a lawsuit in Washington, D.C. against us, WM Holdings and others, attempting to increase the recovery of a class of ERISA plan participants based on allegations related to both the events alleged in, and the settlements relating to, the securities class action against WM Holdings that was settled in 1998 and the securities class action against us that was settled in November 2001. Subsequently, the issues related to the latter class action have been dropped as to the Company, its officers and directors. However, the case is ongoing with respect to WM Holdings and others. Additionally, a single group of stockholders opted not to participate in the settlement of the class action lawsuit against us related to 1998 and 1999 activity and filed an individual lawsuit against us. The Company intends to defend itself vigorously in all of these proceedings.

      Three groups of stockholders have filed separate lawsuits in state courts in Texas and federal court in Illinois against us and certain of our former officers. The lawsuit filed in Illinois was subsequently transferred to federal court in Texas. The petitions allege that the plaintiffs are substantial holders of the Company’s common stock who intended to sell their stock in 1999, or to otherwise protect themselves against loss, but that the public statements we made regarding our prospects, and in some instances statements made by the individual defendants, were false and misleading and induced the plaintiffs to retain their stock or not to take other measures. The plaintiffs assert that the value of their retained stock declined dramatically and that they incurred significant losses. The plaintiffs assert claims for fraud, negligent misrepresentation, and conspiracy. The first of these cases was dismissed by summary judgment by a Texas state court in March 2002. That dismissal was reversed in the first quarter of 2004 by an intermediate appellate court, and we are appealing that decision. The second case also filed in state court is stayed pending resolution of the first case, and we intend to continue to vigorously defend these claims. In March 2004, the court granted our motion to dismiss the third case, which was pending in federal court, and the plaintiffs have appealed that dismissal.

      From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2004, there were seven proceedings involving our subsidiaries where we reasonably believe that the sanctions could exceed $100,000. The matters involve allegations that subsidiaries (i) operated a waste-to-energy facility that, as a result of intermittent and isolated equipment malfunctions, exceeded emission limits and failed to meet monitoring requirements; (ii) are responsible for remediation of landfill gas and chemical compounds required pursuant to a Unilateral Administrative Order associated with an NPL site (a Consent Decree setting forth resolution of this matter was lodged with the Court on May 21, 2004); (iii) are responsible for late performance of work required under a Unilateral Administrative Order; (iv) improperly operated a solid waste landfill and caused excess odors; (v) improperly operated a solid waste landfill by failing to maintain required records, properly place and cover waste and adhere to proper leachate levels; (vi) did not comply with air regulations requiring control of emissions at a closed landfill; and (vii) discharged wastewater from a cogeneration facility in noncompliance with waste discharge requirements issued pursuant to a state water code. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

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

      We are also currently involved in other routine civil litigation and governmental proceedings relating to the conduct of our business, including litigation involving former employees and competitors. We do not

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believe that any of the matters may ultimately have a material adverse impact on our consolidated financial statements.

      Tax matters — We are currently under audit by the IRS and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. Specifically, we are in the process of concluding the appeals phase of IRS audits for the years 1989 to 1996. The audits for these years should be completed within the next 12 months. In addition, we are in the examination phase of an IRS audit for the years 1997 to 2000. This audit should also be completed within the next 12 months. To provide for potential tax exposures, we maintain an allowance for tax contingencies, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows over the next 12 months as these audits are completed. However, we do not believe that any of these matters will have a material adverse impact on our results of operations.

9. Variable Interest Entities

      In January 2003, the FASB issued FIN 46, which requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB revised FIN 46 to provide additional exemptions for application, an extended initial application period and clarification of key terms.

      As it applies to us, the effective dates for FIN 46 were as follows:

Entity Characteristics

Creation or Modification	Entity Type	Effective Dates

After January 31, 2003	All variable interest entities(a), (b)	February 1, 2003
On or before January 31, 2003	Special purpose variable interest entities(c)	December 31, 2003
On or before January 31, 2003	All other variable interest entities(d)	March 31, 2004

a)	During the third quarter of 2003, we began consolidating a surety bonding company that was formed July 1, 2003 due to our financial interest in that company, as described in our annual report on Form 10-K for the year ended December 31, 2003. The consolidation of this variable interest entity has not had a material impact on our financial position or results of operations as of and for the three and six months ended June 30, 2004.

b)	As discussed in Note 4, we hold an ownership interest in two coal-based synthetic fuel production facilities. Along with the other equity investors, we support the operations of the entities in exchange for a pro-rata share of the tax credits generated by the facilities. Our obligation to support the facilities’ future operations is, therefore, limited to the tax benefit we expect to receive. We are not the primary beneficiary of either of these entities, and we do not believe that we have any material exposure to loss, as measured under the provisions of FIN 46, as a result of our investments.

c)	On December 31, 2003, we began consolidating two limited liability companies from which we lease three waste-to-energy facilities, as described in our Annual Report on Form 10-K for the year ended December 31, 2003. The consolidation of these entities decreased our operating expenses by approximately $13 million and $27 million for the three and six months ended June 30, 2004, respectively. However, this decrease was substantially offset by increases in depreciation expense, interest expense and minority interest expense, resulting in an immaterial impact on our net income.

d)	We have determined that we are the primary beneficiary of trust funds that are created for purposes of settling certain of our closure, post-closure or environmental remediation obligations. Therefore, on March 31, 2004, we recorded a credit of approximately $8 million, net of tax, or $0.01 per diluted share, as a cumulative effect of change in accounting principle to consolidate these trust funds. As the trust funds are generally invested in high quality, low risk financial instruments and are expected to continue to meet the statutory requirements for which they were established, we do not believe that there is any material exposure to loss associated with the trusts. The consolidation of these variable interest entities has not materially affected our financial position or results of operations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Segment and Related Information

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

      Summarized financial information concerning our reportable segments for the three and six months ended June 30 is shown in the following tables (in millions). For comparability purposes, prior period information has been restated to conform to the current year presentation.

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Three Months Ended:	Revenues	Revenues(d)	Revenues(e)	Operations(f)

June 30, 2004
Canadian	$157	$(16)	$141	$19
Eastern	1,054	(232)	822	101
Midwest	601	(115)	486	89
Southern	811	(126)	685	158
Western	676	(90)	586	91
Wheelabrator	211	(14)	197	81
Recycling	189	(5)	184	12
Other NASW(a)	56	(19)	37	(7)

Total NASW	3,755	(617)	3,138	544
Other(b)	—	—	—	12
Corporate(c)	—	—	—	(114)

Total	$3,755	$(617)	$3,138	$442

June 30, 2003
Canadian	$150	$(16)	$134	$17
Eastern	1,005	(220)	785	91
Midwest	574	(103)	471	84
Southern	762	(119)	643	141
Western	637	(89)	548	83
Wheelabrator	203	(14)	189	71
Recycling	139	(3)	136	(1)
Other NASW(a)	48	(20)	28	(9)

Total NASW	3,518	(584)	2,934	477
Other(b)	—	—	—	—
Corporate(c)	—	—	—	(92)

Total	$3,518	$(584)	$2,934	$385

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Six Months Ended:	Revenues	Revenues(d)	Revenues(e)	Operations(f)

June 30, 2004
Canadian	$298	$(30)	$268	$30
Eastern	1,975	(421)	1,554	169
Midwest	1,128	(210)	918	153
Southern	1,602	(249)	1,353	317
Western	1,315	(176)	1,139	183
Wheelabrator	407	(28)	379	126
Recycling	361	(10)	351	17
Other NASW(a)	111	(39)	72	(12)

Total NASW	7,197	(1,163)	6,034	983
Other(b)	—	—	—	12
Corporate(c)	—	—	—	(209)

Total	$7,197	$(1,163)	$6,034	$786

June 30, 2003
Canadian	$267	$(28)	$239	$24
Eastern	1,887	(398)	1,489	149
Midwest	1,080	(189)	891	142
Southern	1,504	(232)	1,272	281
Western	1,252	(174)	1,078	167
Wheelabrator	402	(30)	372	113
Recycling	272	(6)	266	(1)
Other NASW(a)	94	(35)	59	(6)

Total NASW	6,758	(1,092)	5,666	869
Other (b)	—	—	—	(2)
Corporate (c)	—	—	—	(203)

Total	$6,758	$(1,092)	$5,666	$664

a)	Other NASW includes operations provided throughout our operating Groups for methane gas recovery and certain third party sub- contract and administration revenues managed by our national accounts department. Also included are certain quarter-end adjustments related to the reportable segments that are not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

b)	All of our international waste management services and non-solid waste services, reported herein as “Other”, were divested by March 31, 2002. The income (loss) from operations recognized during each of the periods presented above represents the combined impact of minimal administrative expenses that we continue to incur in connection with these divestitures and revisions of our estimated obligations associated with these divestitures.

c)	Corporate functions include the treasury, legal, information technology, tax, insurance, management of closed landfills and related insurance recoveries, centralized service center and other typical administrative functions. Certain of the associated costs for support services are allocated to the seven operating Groups.

d)	Intercompany operating revenues reflect each segment’s total intercompany sales including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

e)	Our operating revenues tend to be somewhat lower in the winter months, primarily due to the lower volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions also tend to decrease during the winter months. Our first and fourth quarter results of operations typically reflect these seasonal trends. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of our operations.

f)	For those items included in the determination of income from operations, the accounting policies of our segments are generally the same as those described in the summary of significant accounting policies included in our December 31, 2003 Form 10-K, except as discussed in Note 1 included herein.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The table below shows the total revenues by principal lines of business (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Collection	$2,059	$1,950	$4,023	$3,817
Landfill	773	735	1,437	1,363
Transfer	441	410	810	752
Wheelabrator	211	203	407	402
Recycling and other(a)	271	220	520	424
Intercompany(b)	(617)	(584)	(1,163)	(1,092)

Operating revenues	$3,138	$2,934	$6,034	$5,666

a)	In addition to the revenue generated by our Recycling Group, we have included revenues generated within our five geographic operating Groups derived from recycling, methane gas operations, sweeping services and Port-O-Let® services in the “recycling and other” line of business.

b)	Intercompany revenues between lines of business are eliminated within the condensed consolidated financial statements included herein.

11.	Condensed Consolidating Financial Statements

      WM Holdings has fully and unconditionally guaranteed WMI’s senior indebtedness. WMI has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness and its 5.75% convertible subordinated notes due 2005. None of WMI’s other subsidiaries have guaranteed any of WMI’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2004

(Unaudited)

ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$589	$—	$—	$(36)	$553
Other current assets	—	—	2,568	—	2,568

	589	—	2,568	(36)	3,121
Property and equipment, net	—	—	11,325	—	11,325
Investments in and advances to affiliates	9,883	6,374	—	(16,257)	—
Other assets	27	42	6,715	—	6,784

Total assets	$10,499	$6,416	$20,608	$(16,293)	$21,230

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$319	$137	$319	$—	$775
Accounts payable and other current liabilities	76	26	2,738	(36)	2,804

	395	163	3,057	(36)	3,579
Long-term debt, less current portion	4,211	1,203	2,533	—	7,947
Due to affiliates	—	—	5,674	(5,674)	—
Other liabilities	135	9	3,534	—	3,678

Total liabilities	4,741	1,375	14,798	(5,710)	15,204
Minority interest in subsidiaries and variable interest entities	—	—	268	—	268
Stockholders’ equity	5,758	5,041	5,542	(10,583)	5,758

Total liabilities and stockholders’ equity	$10,499	$6,416	$20,608	$(16,293)	$21,230

December 31, 2003

ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$224	$—	$—	$(7)	$217
Other current assets	—	—	2,453	—	2,453

	224	—	2,453	(7)	2,670
Property and equipment, net	—	—	11,411	—	11,411
Investments in and advances to affiliates	9,936	6,065	—	(16,001)	—
Other assets	29	106	6,522	—	6,657

Total assets	$10,189	$6,171	$20,386	$(16,008)	$20,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$118	$—	$396	$—	$514
Accounts payable and other current liabilities	88	43	2,776	(7)	2,900

	206	43	3,172	(7)	3,414
Long-term debt, less current portion	4,325	1,531	2,141	—	7,997
Due to affiliates	—	—	6,327	(6,327)	—
Other liabilities	95	6	3,413	—	3,514

Total liabilities	4,626	1,580	15,053	(6,334)	14,925
Minority interest in subsidiaries and variable interest entities	—	—	250	—	250
Stockholders’ equity	5,563	4,591	5,083	(9,674)	5,563

Total liabilities and stockholders’ equity	$10,189	$6,171	$20,386	$(16,008)	$20,738

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2004

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,138	$—	$3,138
Costs and expenses	—	—	2,696	—	2,696

Income from operations	—	—	442	—	442

Other income (expense):
Interest expense, net	(66)	(23)	(23)	—	(112)
Equity in subsidiaries, net of taxes	258	273	—	(531)	—
Minority interest	—	—	(9)	—	(9)
Equity in losses of unconsolidated entities and other, net	—	—	(24)	—	(24)

	192	250	(56)	(531)	(145)

Income before income taxes	192	250	386	(531)	297
Provision for (benefit from) income taxes	(24)	(8)	113	—	81

Net income	$216	$258	$273	$(531)	$216

Three Months Ended June 30, 2003

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,934	$—	$2,934
Costs and expenses	—	—	2,549	—	2,549

Income from operations	—	—	385	—	385

Other income (expense):
Interest expense, net	(59)	(33)	(14)	—	(106)
Equity in subsidiaries, net of taxes	213	234	—	(447)	—
Minority interest	—	—	(2)	—	(2)
Equity in earnings of unconsolidated entities and other, net	—	1	4	—	5

	154	202	(12)	(447)	(103)

Income before income taxes	154	202	373	(447)	282
Provision for (benefit from) income taxes	(22)	(11)	139	—	106

Net income	$176	$213	$234	$(447)	$176

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2004

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$6,034	$—	$6,034
Costs and expenses	—	—	5,248	—	5,248

Income from operations	—	—	786	—	786

Other income (expense):
Interest expense, net	(130)	(48)	(44)	—	(222)
Equity in subsidiaries, net of taxes	450	480	—	(930)	—
Minority interest	—	—	(16)	—	(16)
Equity in losses of unconsolidated entities and other, net	—	—	(45)	—	(45)

	320	432	(105)	(930)	(283)

Income before cumulative effect of changes in accounting principles and income taxes	320	432	681	(930)	503
Provision for (benefit from) income taxes	(48)	(18)	209	—	143

Income before cumulative effect of changes in accounting principles	368	450	472	(930)	360
Cumulative effect of changes in accounting principles, net of taxes	—	—	8	—	8

Net income	$368	$450	$480	$(930)	$368

Six Months Ended June 30, 2003

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$5,666	$—	$5,666
Costs and expenses	—	—	5,002	—	5,002

Income from operations	—	—	664	—	664

Other income (expense):
Interest expense, net	(119)	(66)	(28)	—	(213)
Equity in subsidiaries, net of taxes	312	353	—	(665)	—
Minority interest	—	—	(3)	—	(3)
Equity in losses of unconsolidated entities and other, net	—	2	7	—	9

	193	289	(24)	(665)	(207)

Income before cumulative effect of changes in accounting principles and income taxes	193	289	640	(665)	457
Provision for (benefit from) income taxes	(44)	(23)	241	—	174

Income before cumulative effect of changes in accounting principles	237	312	399	(665)	283
Cumulative effect of changes in accounting principles, net of taxes	—	—	(46)	—	(46)

Net income	$237	$312	$353	$(665)	$237

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$368	$450	$480	$(930)	$368
Equity in earnings of subsidiaries, net of taxes	(450)	(480)	—	930	—
Other adjustments and charges	(7)	(5)	663	—	651

Net cash provided by (used in) operating activities	(89)	(35)	1,143	—	1,019

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(98)	—	(98)
Capital expenditures	—	—	(526)	—	(526)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	56	—	56
Net receipts from restricted funds and other	5	—	180	—	185

Net cash provided by (used in) investing activities	5	—	(388)	—	(383)

Cash flows from financing activities:
New borrowings	346	—	2	—	348
Debt repayments	(200)	(150)	(19)	—	(369)
Common stock repurchases	(108)	—	—	—	(108)
Cash dividends	(218)	—	—	—	(218)
Exercise of common stock options and warrants	120	—	—	—	120
Minority interest distributions paid and other	(1)	—	(70)	—	(71)
(Increase) decrease in intercompany and investments, net	510	185	(666)	(29)	—

Net cash provided by (used in) financing activities	449	35	(753)	(29)	(298)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)

Increase in cash and cash equivalents	365	—	—	(29)	336
Cash and cash equivalents at beginning of period	224	—	—	(7)	217

Cash and cash equivalents at end of period	$589	$—	$—	$(36)	$553

Six Months Ended June 30, 2003

(Unaudited)

			Non-Guarantor
	WMI	WM Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$237	$312	$353	$(665)	$237
Equity in earnings of subsidiaries, net of taxes	(312)	(353)	—	665	—
Other adjustments and charges	9	3	824	—	836

Net cash provided by (used in) operating activities	(66)	(38)	1,177	—	1,073

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(172)	—	(172)
Capital expenditures	—	—	(501)	—	(501)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	34	—	34
Net receipts from restricted funds and other	—	—	127	—	127

Net cash used in investing activities	—	—	(512)	—	(512)

Cash flows from financing activities:
New borrowings	—	—	67	—	67
Debt repayments	—	—	(68)	—	(68)
Common stock repurchases	(71)	—	—	—	(71)
Exercise of common stock options and warrants	9	—	—	—	9
Minority interest distributions paid and other	(3)	—	(31)	—	(34)
(Increase) decrease in intercompany and investments, net	624	38	(662)	—	—

Net cash provided by (used in) financing activities	559	38	(694)	—	(97)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	493	—	(29)	—	464
Cash and cash equivalents at beginning of period	316	—	43	—	359

Cash and cash equivalents at end of period	$809	$—	$14	$—	$823

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. 2003 Restructurings

      In February 2003 we reduced the number of market areas that make up our geographic operating Groups and reduced certain overhead positions to further streamline our organization. In connection with the restructuring, we reduced our workforce by about 700 employees and 270 contract workers. We recorded $20 million of pre-tax charges for costs associated with our February 2003 restructuring and workforce reduction, all of which was associated with employee severance and benefit costs. The operational efficiencies provided by these organizational changes and a focus on fully utilizing the capabilities of our information technology resources enabled us to further reduce our workforce in June 2003. This workforce reduction resulted in the elimination of an additional 600 employee positions and 200 contract worker positions. We recorded $23 million of pre-tax charges for costs associated with the June 2003 workforce reduction during the six months ended June 30, 2004. We do not expect to incur any additional costs for these restructuring and workforce reduction efforts. Approximately $2 million remains accrued as of June 30, 2004 for employee severance and benefit costs incurred as a result of these activities, which will be paid to certain employees through the third quarter of 2005.

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

Overview

      The second quarter of 2004 was a good quarter for the Company, and was marked by many trends similar to those of the first quarter. During 2004, management is primarily focused on:

•	increasing the efficiency of our operations, primarily by focusing on improving the efficiency of low performing business units;

•	continued standardization of processes across the organization;

•	leveraging the fixed cost structure of the Company through accretive acquisitions and volume growth;

•	controlling variable cost increases and reducing fixed costs; and

•	producing free cash flow and using that to maximize shareholder value and our return on capital through a combination of dividends, share repurchases and accretive tuck-in acquisitions.

      Net income for the quarter was $216 million, or $0.37 per diluted share, as compared with $176 million, or $0.30 per diluted share, in the second quarter of 2003. Net income before cumulative effects of changes in accounting principles for the six months ended June 30, 2004 was $360 million, or $0.62 per diluted share, as compared with $283 million, or $0.48 per diluted share, for the six months ended June 30, 2003. The increase in net income for both the three and six months ended June 30, 2004 was primarily a result of leveraging our fixed cost structure on a growing revenue base to offset certain other rising components of cost.

      Revenues for the current quarter were up $204 million, or 7%, to $3.14 billion, as compared with the second quarter 2003. For the six months ended June 30, 2004, our operating revenues were $6.03 billion, a 7% increase as compared with the six months ended June 30, 2003. More than half of the revenue increase for both the three and six month periods was from internal growth, which reflects improved general business conditions as well as the success of our sales initiatives.

      Internal revenue growth from volumes, at 2.5%, was the highest we have experienced in any quarter since the second quarter of 2000. We had noted improving volumes beginning late in the first quarter, and those higher volumes continued throughout the second quarter. We believe the higher volumes are primarily a result of improved general economic conditions, resulting in, among other things, a substantial increase in construction and demolition activity in the U.S. Accordingly, our volumes were most improved in the landfill and roll-off lines of business, with smaller volume increases experienced in the residential and commercial lines of business. Strong volumes have continued during the first few weeks of July, and we are optimistic that revenue growth from volumes during the second half of 2004 will continue in the 2% range that we experienced for the first half of the year.

      Average yield increase on base business was 0.4% in the second quarter of 2004. While we continue to have reasonable success implementing annual price increases to our collection customer base, we have experienced increased price competition in the collection business in many markets. This increased competition has been characterized by both offers from competitors to our existing customers to provide the same services at lower prices than we are charging, and lower average rates being offered by the competition on new business bids. The price competition is the greatest in our Midwest Group, an area where we experienced negative yield in the second quarter.

      We have paid approximately $263 million, net, for acquisitions since the second quarter of 2003. The effect of these acquisitions was an increase of 2.5% in second quarter 2004 net revenues as compared to the prior year’s quarter. Our acquisition program is directed towards leveraging our fixed cost infrastructure by improving our collection route density and increasing waste volumes disposed of at our own facilities.

      We continue our efforts to reduce costs as a percent of revenue. Despite year-over-year employee wage increases, higher fuel prices, increased costs related to redirecting certain waste to more distant landfills, increased rebates to customers associated with higher overall recycling commodity prices, and other various cost increases, we held our total operating expenses as a percentage of revenue relatively flat for both the second quarter and six-month period in 2004 as compared with the corresponding prior year periods. We continue, however, to seek cost-cutting opportunities within our operating costs. The current results of our cost-cutting efforts are more evident within our selling, general and administrative costs, which decreased as a percentage of revenue year-over-year for both the quarter and six-month period. A fundamental administrative cost reduction effort that commenced during the first half of 2004 is the consolidation of our credit and collection activities into a single location. In late 2005, we plan to begin consolidation of our billing activities as well, which is expected to further reduce SG&A costs in future years. Our goal is to reduce SG&A as a percentage of revenue to below 10%.

      We believe that the production of free cash flow is a very important measure to our shareholders, as it is indicative of our ability to pay our quarterly dividends, buy back stock and execute our acquisition program. Our free cash flow was $238 million for the quarter and $549 million for the six-month period. We calculate free cash flow by subtracting capital expenditures from net cash provided by operating activities, and adding to that the proceeds from divestitures, net of cash divested, and other sales of assets, as shown in the table below (in millions).

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

Net cash provided by operating activities	$549	$1,019
Capital expenditures	(345)	(526)
Proceeds from divestitures of businesses, net of cash divested	34	56

Free cash flow	$238	$549

      We are projecting full-year 2004 free cash flow to be at the high end of the $900 million to $1 billion range, based on estimated net cash provided by operating activities toward the high end of the $2.1 billion to $2.2 billion range, capital expenditures of between $1.25 billion and $1.3 billion, and proceeds from divestitures, net of cash divested, and other sales of assets of $75 to $100 million. However, our proceeds from divestitures could be more than is currently projected, as we are subject to a Divestiture Order from the Canadian Competition Bureau, requiring us to divest of one of our landfills in Canada. The timing of the divestiture is uncertain due to legal and regulatory motions, but compliance with the current Order would mean the divestiture would close in the second half of this year. While the divestiture may significantly impact our free cash flow, we do not believe that it will have a material adverse effect on our results of operations.

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

Results of Operations for the Three and Six Months Ended June 30, 2004

      The following table presents, for the periods indicated, the period to period change in dollars (in millions) and percentages for the respective consolidated statement of operations line items.

	Period to Period		Period to Period
	Change		Change
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004 and 2003		2004 and 2003

Statement of Operations:
Operating revenues	$204	7.0%	$368	6.5%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	134	7.0	245	6.6
Selling, general and administrative	16	5.3	9	1.4
Depreciation and amortization	23	7.1	46	7.3
Restructuring	(23)	*	(43)	*
Asset impairments and unusual items	(3)	*	(11)	*

	147	5.8	246	4.9

Income from operations	57	14.8	122	18.4

Other income (expense):
Interest expense, net	(6)	(5.7)	(9)	(4.2)
Equity in earnings (losses) of unconsolidated entities	(25)	*	(45)	*
Minority interest	(7)	*	(13)	*
Other, net	(4)	(100.0)	(9)	(128.6)

	(42)	(40.8)	(76)	(36.7)

Income before cumulative effect of changes in accounting principles and income taxes	15	5.3	46	10.1
Provision for income taxes	25	23.6	31	17.8

Income before cumulative effect of changes in accounting principles	$40	22.7%	$77	27.2%

*	Percentage change is not meaningful. Please refer to the explanations of these items included herein for a discussion of the relationship between current year and prior year activity.

      The following table presents, for the periods indicated, the percentage relationship that the respective consolidated statement of operations line items bear to operating revenues:

	June 30,		June 30,

	2004	2003	2004	2003

Statement of Operations:
Operating revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	65.0	64.9	65.6	65.5
Selling, general and administrative	10.1	10.3	10.5	11.0
Depreciation and amortization	11.1	11.1	11.2	11.1
Restructuring	—	0.8	—	0.8
Asset impairments and unusual items	(0.3)	(0.2)	(0.3)	(0.1)

	85.9	86.9	87.0	88.3

Income from operations	14.1	13.1	13.0	11.7

Other income (expense):
Interest expense, net	(3.5)	(3.6)	(3.7)	(3.7)
Equity in earnings (losses) of unconsolidated entities	(0.8)	—	(0.7)	—
Minority interest	(0.3)	—	(0.3)	—
Other, net	—	0.1	—	0.1

	(4.6)	(3.5)	(4.7)	(3.6)

Income before cumulative effect of changes in accounting principles and income taxes	9.5	9.6	8.3	8.1
Provision for income taxes	2.6	3.6	2.3	3.1

Income before cumulative effect of changes in accounting principles	6.9%	6.0%	6.0%	5.0%

Operating Revenues

      Our operating revenues for the three months ended June 30, 2004, were $3.1 billion, compared with $2.9 billion in 2003. For the six months ended June 30, 2004, our operating revenues were $6.0 billion, as compared with $5.7 billion in 2003. Shown below (in millions) is the contribution to revenues during each period provided by our seven operating Groups and our Other North American Solid Waste, or NASW, services.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Canadian	$157	$150	$298	$267
Eastern	1,054	1,005	1,975	1,887
Midwest	601	574	1,128	1,080
Southern	811	762	1,602	1,504
Western	676	637	1,315	1,252
Wheelabrator	211	203	407	402
Recycling	189	139	361	272
Other NASW	56	48	111	94
Intercompany	(617)	(584)	(1,163)	(1,092)

	$3,138	$2,934	$6,034	$5,666

      Our operating revenues generally come from fees charged for our collection, landfill, transfer, Wheelabrator (waste-to-energy facilities and independent power production plants) and recycling services. The mix of operating revenues from our different services is reflected in the table below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Collection	$2,059	$1,950	$4,023	$3,817
Landfill	773	735	1,437	1,363
Transfer	441	410	810	752
Wheelabrator	211	203	407	402
Recycling and other	271	220	520	424
Intercompany	(617)	(584)	(1,163)	(1,092)

	$3,138	$2,934	$6,034	$5,666

      The following table provides details associated with the period-to-period change in NASW revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period to Period			Period to Period
	Change for the			Change for the
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004 and 2003			2004 and 2003

Average yield:
Base business	$11	0.4	%(a)	$26	0.4	%(a)
Commodity	42	1.4	(b)	73	1.3	(b)
Electricity	—	—		—	—
Fuel surcharge and fees	9	0.3		10	0.2

Total	62	2.1		109	1.9
Volume	71	2.5	(c)	107	1.9	(c)

Internal growth	133	4.6		216	3.8
Acquisitions	73	2.5	(d)	143	2.5	(d)
Divestitures	(6)	(0.2)		(11)	(0.2)
Foreign currency translation	4	0.1		20	0.4

	$204	7.0%		$368	6.5%

a)	Average yield from our collection, transfer, and waste-to-energy operations has increased our base business revenues for both the three and six months ended June 30, 2004. In our collection business we have seen the most substantial yield improvements in our commercial and residential operations, where base business pricing improvements in the East and the West have made the most significant contributions. Although the yields provided by our collection operations have been positive, our yield improvements have been reduced by increased price competition, particularly in the Midwest, and the unfavorable impact of lower priced recycling and yard waste service programs in the South. The Eastern portion of the United States is also the primary contributor to the average yield improvements in our transfer business that have been experienced throughout the year. The yield increases during 2004 have been partially offset by average yield declines in our special waste landfill operations, where we continued to be affected by lower prices in the Southern portion of the United States.

b)	Revenue was positively affected by price increases in all of the recycling commodities that we process. However, a significant portion of increases from commodity prices are rebated to our suppliers, increasing our cost of goods sold. The majority of the improvement in commodity pricing during the three and six months ended June 30, 2004 was attributable to increases in the prices of old corrugated cardboard, old newsprint, plastics, high-grade paper and mixed-grade paper.

c)	During both the three and six months ended June 30, 2004, we experienced volume-related revenue increases in our collection, transfer, and landfill businesses, which have been driven principally by our Southern and Western Groups. Each of our operating groups has experienced volume increases in its industrial collection operations in 2004, accounting for our most significant volume-related revenue increases of the six months ended June 30, 2004. We believe that a relatively strong economic environment has driven our volume-related revenue improvements, and we are optimistic this trend will continue into the third and fourth quarters. These revenue improvements were partially offset by volume declines experienced by our residential collection operations in the Eastern United States and our waste-to-energy facilities.

d)	This increase is primarily related to our acquisition of collection assets from Allied Waste Industries, Inc. in the third and fourth quarters of 2003. Other acquisitions of recycling, transfer and waste-to-energy businesses consummated in the second half of 2003 also provided notable increases in revenues during the current period.

Operating Expenses (Exclusive of Depreciation and Amortization Shown Below)

      Operating expenses are (i) labor and related benefits, which include salaries and wages, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third party disposal facilities and transfer stations; (iii) maintenance and repairs relating to both equipment and facilities; (iv) subcontractor costs, which include the costs of independent haulers who transport our waste to disposal facilities; (v) costs of goods sold, which are primarily the rebates paid to suppliers associated with recycling commodities; (vi) fuel costs, which represent the costs of fuel and oils to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, host community fees and royalties; and (viii) other operating costs, which include equipment and facility rent, property taxes, insurance and claims costs, and landfill operating costs.

      The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months				Six Months
	Ended June 30,				Ended June 30,

	2004	2003	Change		2004	2003	Change

Labor and related benefits	$728	$693	$35	(a)	$1,435	$1,352	$83	(a)
Transfer and disposal costs	331	304	27	(b)	620	571	49	(b)
Maintenance and repairs	172	174	(2)		356	350	6
Subcontractor costs	204	174	30	(c)	382	329	53	(c)
Cost of goods sold	152	121	31	(d)	292	238	54	(d)
Fuel	96	80	16	(e)	183	165	18	(e)
Disposal and franchise fees and taxes	160	151	9		304	287	17
Other	197	209	(12	)(f)	388	423	(35	)(f)

	$2,040	$1,906	$134		$3,960	$3,715	$245

a)	These increased costs are the result of (i) higher salaries and hourly wages as compared to prior year due to annual merit increases; (ii) increased overtime costs due in part to increased volumes; and (iii) salary costs related to acquisitions made in the second half of 2003 and early 2004. Additionally, we have experienced higher employee benefit costs in 2004 than in the prior year. These increases have been partially offset by savings realized as a result of our February 2003 restructuring and June 2003 workforce reduction.

b)	The increases are due principally to volume increases from both general operating activities and acquisitions.

c)	These costs have increased primarily due to our volume increases. Also contributing to these increases is the impact of acquisitions we made in the third quarter of 2003 and additional transportation costs experienced by our Eastern Group due to capacity constraints at some of our landfills.

d)	Our Recycling Group provides our recycling suppliers with rebates that are driven by market prices of recyclable commodities. The increase in cost of goods sold correlates directly to the increase in the market prices of these commodities. We factor these increased costs into our pricing, thus increasing the related revenue stream, resulting in a relatively insignificant net impact on our operating results.

e)	We experienced an average increase of $0.24 per gallon for the current quarter and $0.11 per gallon for the year-to-date period when compared with the corresponding prior year periods. However, a very significant portion of this cost increase is offset by our fuel surcharges to customers.

f)	A portion of the decrease is due to the recovery of claims against insurers for the reimbursement of environmental expenses. However, the primary contributor to the decrease is the impact of the December 31, 2003 consolidation of two special purpose type variable interest entities from which we lease three waste-to-energy facilities. Prior to the consolidation of these entities, we accounted for these arrangements as operating leases. The consolidation of these entities has, therefore, resulted in a decline in rental expense in 2004; however, the decrease to other operating costs was partially offset by increases in depreciation, interest expense and minority interest expense.

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

      The following table summarizes the major components of our selling, general and administrative costs for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months				Six Months
	Ended June 30,				Ended June 30,

	2004	2003	Change		2004	2003	Change

Labor and related benefits	$186	$177	$9	(a)	$373	$371	$2	(a)
Professional fees	41	40	1		73	72	1
Provision for bad debts	10	13	(3)		24	25	(1)
Other	80	71	9	(b)	163	156	7	(b)

	$317	$301	$16		$633	$624	$9

a)	Labor-related costs were relatively consistent year-over-year even though we experienced increased costs in the second quarter of 2004. The increased costs were the result of (i) an increase in commission costs due to comparatively higher operating revenues; (ii) higher salaries and hourly wages as compared with prior year due to annual merit increases that were partially offset by the 2003 restructurings; and (iii) current period severance-related expenses. These costs were offset in the six-month period by a decrease in costs due to a decline in the use of contract labor as compared with the prior year and achieving lower insurance costs, primarily in the first three months of 2004.

b)	In 2003, we obtained a favorable settlement of a legal dispute, which is the main factor causing a year-over-year increase in other SG&A costs that otherwise were relatively consistent.

Other Components of Income From Operations

      The following table summarizes the remaining components of income from operations for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months				Six Months
	Ended June 30,				Ended June 30,

	2004	2003	Change		2004	2003	Change

Depreciation and amortization	$348	$325	$23	(a)	$673	$627	$46	(a)
Restructuring	—	23	(23	)(b)	—	43	(43	)(b)
Asset impairments and unusual items	(9)	(6)	(3	)(c)	(18)	(7)	(11	)(c)

a)	The increases are primarily related to (i) an increase in landfill airspace amortization due to higher volumes at our landfills and an increase in the per ton amortization rate; (ii) increased information technology depreciation expense recognized as a result of placing additional enterprise-wide software systems into service during the latter half of 2003; and (iii) increased depreciation expense for our Wheelabrator Group as a result of consolidating two variable interest entities.

b)	In February 2003 we reduced the number of market areas that make up our geographic operating Groups and reduced certain overhead positions to streamline our organization. As a result, we incurred approximately $20 million in one-time employee severance and benefit costs. The operational efficiencies provided by the February 2003 organizational changes enabled us to further reduce our workforce in June 2003. In the second quarter of 2003, we recorded $23 million of pre-tax charges for employee severance and benefit costs associated with this workforce reduction.

c)	These gains for all periods relate primarily to divestiture activity. Specifically, during the first quarter of 2004 we divested certain Port-O-Let® operations for a gain of approximately $8 million and we recognized approximately $12 million in the second quarter of 2004 for adjustments to our estimated obligations associated with our non-solid waste services that were divested by March 31, 2002.

Income From Operations by Reportable Segment

      The following table summarizes income from operations by reportable segment for the three and six months ended June 30, 2004 and 2003 and provides explanations of significant factors contributing to the identified variances (in millions):

	Three Months				Six Months
	Ended June 30,				Ended June 30,

	2004	2003	Change		2004	2003	Change

Canadian	$19	$17	$2		$30	$24	$6
Eastern	101	91	10	(a)	169	149	20	(a)
Midwest	89	84	5		153	142	11
Southern	158	141	17	(b)	317	281	36	(b)
Western	91	83	8		183	167	16
Wheelabrator	81	71	10	(c)	126	113	13
Recycling	12	(1)	13	(d)	17	(1)	18
Other NASW	(7)	(9)	2		(12)	(6)	(6)

Total NASW	$544	$477	$67		$983	$869	$114

a)	The increases were driven primarily by (i) internal revenue growth of 2.4% for the second quarter and 2.0% year-to-date, largely due to increased average yield across all major lines of business, which was partially offset by volume declines in landfill operations during the first quarter and volume declines in residential collection operations throughout the year; (ii) the absence of one-time employee severance and benefit costs incurred as part of the February and June 2003 restructurings; (iii) the absence of higher operating expenses incurred because of the harsh weather conditions during the first quarter of 2003; and (iv) acquisitions. These earnings improvements were partially offset by increased costs for the transportation of waste and labor and an increase in landfill amortization expense.

b)	Operating income in 2004 has been favorably affected by (i) positive internal revenue growth of 3.2% for the second quarter and 3.0% year-to-date, largely due to volume increases in higher margin landfill operations; (ii) acquisitions; (iii) the 2003 impact of one-time employee severance and benefit costs incurred as part of the February and June 2003 restructurings; and (iv) various operating and administrative cost reductions.

c)	This increase was due in large part to (i) positive internal revenue growth of 1.7% driven by improved electricity pricing and average yield improvements on long-term disposal contracts; and (ii) the consolidation of two special purpose variable interest entities on December 31, 2003, which has increased income from operations as a result of decreased operating costs, partially offset by increases in depreciation expense (the impact of the consolidation of these entities on income before income taxes is further reduced by increases in interest expense and minority interest expense). The comparison of the current quarter’s operating results with the same quarter of the prior year is also affected by an $11 million favorable settlement of a legal dispute during the second quarter of 2003.

d)	The Recycling Group’s 2004 operating revenues have been favorably affected by significantly higher market prices for recycling commodities. Improvements in the market prices for these commodities provide marginal increases to our income from operations because a substantial portion of changes in market prices are generally passed on as rebates to our suppliers. These favorable market conditions, and to a lesser extent, accretive acquisitions were the primary drivers of the current quarter’s increase in earnings.

Other Components of Income Before Cumulative Effect of Changes in Accounting Principles

      The following summarizes the other major components of our income before cumulative effect of changes in accounting principles for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months				Six Months
	Ended June 30,				Ended June 30,

	2004	2003	Change		2004	2003	Change

Interest expense, net	$112	$106	$6		$222	$213	$9
Equity in losses (earnings) of unconsolidated entities	24	(1)	25	(a)	43	(2)	45	(a)
Minority interest	9	2	7	(b)	16	3	13	(b)
Other, net	—	(4)	4		2	(7)	9
Provision for income taxes	81	106	(25	)(c)	143	174	(31	)(c)

a)	In the first and second quarters of 2004, we acquired an equity interest in two coal-based synthetic fuel production facilities. We account for our investments in these entities using the equity method of accounting and their related losses are the reason for the quarter-over-quarter and year-over-year change in equity in losses (earnings) of unconsolidated entities.

b)	The increase is primarily attributable to the consolidation of two special purpose type variable interest entities on December 31, 2003 as a result of our implementation of FIN 46.

c)	The tax benefits that we will realize as a result of the investments discussed in footnote (a) have been reflected as a reduction to our provision for income taxes. This resulted in a decrease in our tax provision of approximately $35 million for the three months ended June 30, 2004 and approximately $54 million for the six months ended June 30, 2004, which more than offset the equity losses and interest expense realized during each period. Additionally, our current year tax provision includes the realization of the net benefit of audit settlements that occurred during the first and second quarters of 2004. This decrease in our tax provision has been partially offset by an increase in our overall provision for income taxes as a result of the increase in our consolidated pre-tax income.

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

Liquidity and Capital Resources

     General

      As an organization that has consistently generated cash flows in excess of its reinvestment needs, our primary source of liquidity has been cash flows from operations. However, we operate in a capital-intensive business and continued access to various financing resources is vital to our continued financial strength. In the past, we have been successful in obtaining financing from a variety of sources on terms we consider attractive. Based on several key factors we believe are considered important by credit rating agencies and financial markets in determining our access to attractive financing alternatives, we expect to continue to maintain access to capital sources in the future. These factors include:

•	the essential nature of the services we provide and our large and diverse customer base;

•	our ability to generate strong and consistent cash flows despite the economic environment;

•	our liquidity profile;

•	our asset base; and

•	our commitment to maintaining a moderate financial profile and disciplined capital allocation.

      We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs for the general and administrative costs of our ongoing operations, we have capital requirements for: (i) the construction and expansion of our landfills; (ii) additions to and maintenance of our trucking fleet; (iii) refurbishments and improvements at waste-to-energy and materials recovery facilities; (iv) the container and equipment needs of our operations; and (v) capping, closure and post-closure activities at our landfills. Beginning in 2002, we committed ourselves to providing our shareholders with a return on their investment through our share repurchase program, and in 2004 began a quarterly dividend program. We also continue to invest in acquisitions that we believe will provide continued growth in our core business.

     Summary of Cash Balances and Debt Obligations

      The following is a summary of our cash and debt balances as of June 30, 2004 and December 31, 2003 (in millions):

	June 30,	December 31,
	2004	2003

Cash and cash equivalents	$553	$217

Debt:
Current portion	$775	$514
Long-term portion	7,947	7,997

Total debt	$8,722	$8,511

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$99	$168

      Cash and cash equivalents — Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less. The changes in our cash balance from December 31, 2003 are discussed in the “Summary of Cash Flow Activity” section below.

     Debt

      Revolving credit and letter of credit facilities — The table below summarizes the credit capacity, maturity and outstanding letters of credit under each of our revolving credit facilities and principal letter of credit facilities outstanding at June 30, 2004 (in millions). In addition to this credit capacity, we have various arrangements pursuant to which we had an additional $87 million in outstanding letters of credit at June 30, 2004.

			Outstanding
	Total Credit		Letters of
Facility	Capacity	Maturity	Credit

Three-year revolving credit facility(a)	$650	June 2005	$179
Five-year revolving credit facility(a)	1,750	June 2006	1,252
Five-year letter of credit and term loan agreement(b)	15	June 2008	15
Five-year letter of credit facility(b)	350	December 2008	336
Seven-year letter of credit and term loan agreement(b)	175	June 2010	174
Ten-year letter of credit and term loan agreement(b)	105	June 2013	96

Total	$3,045		$2,052

a)	These facilities provide us with credit capacity that may be used for either cash borrowings or letters of credit. At June 30, 2004, no borrowings were outstanding under these facilities, and we had unused and available credit capacity of approximately $969 million.

b)	These facilities have been established to provide us with letter of credit capacity. In the event of an unreimbursed draw on a letter of credit, the reimbursed amount generally converts into a term loan for the remaining term under the respective agreement or facility. Through June 30, 2004 we had not experienced any unreimbursed draws on our letters of credit.

     We have used each of these facilities to support letters of credit that we issue to support our insurance programs, certain tax-exempt bond issuances, municipal and governmental waste management contracts, closure and post-closure obligations and disposal site or transfer station operating permits. These facilities require us to pay fees to the lenders and our obligation is generally to repay any draws that may occur on the letters of credit. We expect that similar facilities will continue to serve as a cost efficient source of this form of financial assurance in the future, and we continue to assess our financial assurance requirements to ensure that we have adequate letter of credit and surety bond capacity in advance of our business needs.

      The letters of credit we have issued generally have a one-year term, and therefore, the three-year $650 million syndicated revolving credit facility, which matures in June 2005, is no longer a viable source to support new letters of credit. Therefore, we are currently evaluating our credit capacity needs and considering alternatives for refinancing or extending the maturities of both our three and five-year revolving credit facilities.

      Senior notes — During March 2004 we issued $350 million of 5.0% senior notes due March 15, 2014. The net proceeds of the offering were approximately $346 million after deducting underwriters’ discounts and expenses. We used these proceeds to repay $150 million of 8.0% senior notes due April 30, 2004 and $200 million of 6.5% senior notes due May 15, 2004. We have $294 million of 7.0% senior notes due October 1, 2004 and $100 million of 7.0% senior notes due May 15, 2005. We currently expect to redeem these notes with available cash.

      Tax-exempt bonds — We actively issue tax-exempt bonds as a means of accessing low-cost financing for capital expenditures. The proceeds from these financing arrangements are deposited directly into trust funds and may only be used for the specific purpose for which the money was raised, which is generally the construction of collection and disposal facilities. As we spend monies on the specific projects being financed, we are able to requisition cash from the trust funds. We issued approximately $163 million of tax-exempt bonds during the six months ended June 30, 2004, $35 million of which was issued to refinance higher rate tax-exempt bonds.

      As of June 30, 2004, approximately $590 million of our tax-exempt bonds are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. We obtain letters of credit, issued under our five-year revolving credit facility, to guarantee repayment of the bonds in this event. During the current quarter, we fixed the interest rates of approximately $379 million of tax-exempt bonds that had previously been remarketed on a weekly basis. With our use of interest rate derivatives, we were able to maintain our existing level of interest rate risk. Because our variable-rate tax-exempt bonds require letter of credit support, fixing the interest rates of these debt instruments resulted in a decrease in our financial assurance needs.

      Tax-exempt project bonds — Tax-exempt project bonds are used by our Wheelabrator Group to finance the development of waste-to-energy facilities. The bonds generally require periodic principal installment payments. As of June 30, 2004, approximately $46 million of these bonds are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. Repayment of these bonds has been guaranteed with letters of credit issued under our five-year revolving credit facility. Approximately $42 million of these bonds will be repaid with available cash within the next twelve months.

      Convertible subordinated notes — We have approximately $34 million of convertible subordinated notes that mature January 24, 2005. Each $1,000 note is convertible into 18.9 shares of our common stock, subject to adjustment upon the occurrence of certain events. Upon any such conversion, we have the option to pay cash equal to the market value of the shares that would otherwise be issuable. We currently expect to redeem these notes with available cash.

      Interest rate swaps — We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of June 30, 2004, the interest payments on approximately $2.6 billion of our fixed rate debt have been swapped to variable rates, allowing us to maintain approximately 63% of our debt at fixed interest rates and approximately 37% at variable interest rates. Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by approximately $99 million as of June 30, 2004 and approximately $168 million at December 31, 2003.

     Summary of Cash Flow Activity

      The following is a summary of our cash flows for the six months ended June 30, 2004 and 2003 (in millions):

	Six Months Ended
	June 30,

	2004	2003	Change

Net cash provided by operating activities	$1,019	$1,073	$(54)

Net cash used in investing activities	$(383)	$(512)	$129

Net cash used in financing activities	$(298)	$(97)	$(201)

      Net Cash Provided by Operating Activities — Although cash flows from operating activities decreased $54 million during the six months ended June 30, 2004 as compared with the prior year period, if the $109 million favorable impact of the termination of interest rate swap agreements before their scheduled maturities in 2003 were excluded, our cash flows generated from operations actually increased by approximately $55 million. In general, our 2004 operating cash flows have been favorably affected by improved profitability. Specifically, our revenue increase of approximately $368 million year-over-year has significantly impacted both net income and our change in trade receivables, two important components of operating cash flow. We experienced a considerable increase in receivables during the six months ended June 30, 2004, which caused a $104 million unfavorable change in cash balances for the period. However, because our days sales outstanding increased only slightly from December 31, 2003, the increase in receivables and corresponding negative effect on cash balances can be attributed almost completely to increased revenues.

      Net Cash Used in Investing Activities — The $129 million decrease in cash used in investing activities is primarily due to a $74 million decline in acquisition spending, from $172 million in the first six months of 2003 to $98 million in the first six months of 2004. This decline in acquisition spending is not expected to continue into the third and fourth quarters of 2004, and we currently expect total 2004 acquisition spending to be approximately $250 million. However, because of the uncertainty inherent in the cash requirements and timing of acquisition activity, it is possible that total 2004 spending could be anywhere within a range of $200 million to $300 million. Also contributing to the current period decrease was a $67 million increase in net receipts from restricted funds and a $22 million increase in proceeds from divestitures and other sales of assets, partially offset by a $25 million increase in capital expenditures. We expect that total 2004 capital expenditures will be in the range of $1.25 billion to $1.3 billion, which is a level of spending consistent with the $1.2 billion in cash resources used for capital expenditures in 2003.

      Net Cash Used in Financing Activities — The primary reason for the $201 million increase in net cash used in financing activities is the payment of our quarterly dividends, which has resulted in $218 million in cash payments during the year. Our Board of Directors approved our quarterly dividend program during the first quarter of 2004. The program was initiated in the first quarter of 2004 when we declared our first quarterly dividend of $0.1875 per share of common stock. On May 17, 2004, we declared our second quarterly dividend, which was paid on June 25, 2004 to stockholders of record as of June 1, 2004. Based on shares outstanding as of June 30, 2004, continued quarterly dividend declarations by our Board of Directors of $0.1875 per common share would result in total annual payments of $436 million in 2004.

      We paid approximately $108 million for share repurchases during the six months ended June 30, 2004, a $37 million increase from the $71 million we paid during the comparable prior year period. During the second quarter of 2004, we purchased approximately three million shares of our common stock for an average price of $28.89 per common share, or approximately $89 million, and in the first quarter made a cash payment of approximately $24 million to settle repurchases made in December 2003. Approximately $5 million of the share repurchases completed in the second quarter will be settled in cash in July. Pursuant to the repurchase program, management is authorized to repurchase up to $1 billion of common stock this year. However, we currently expect total 2004 share repurchases to be in the range of $400 million to $500 million. Since the inception of the repurchase program in February 2002, we have repurchased approximately 63.4 million shares of our common stock at a net cost of approximately $1.65 billion.

      Net debt repayments during the six months ended June 30, 2004 were approximately $21 million, an increase of $20 million from the corresponding prior year period. The following summary shows our most significant borrowings and debt repayments made during the current year:

•	proceeds of approximately $346 million from the March 2004 issuance of $350 million of 5.0% senior notes;

•	repayment of $150 million of 8.0% senior notes that matured in April 2004 and $200 million of 6.5% senior notes that matured in May 2004; and

•	repayments of approximately $2 million of tax-exempt bonds and $17 million of other debt.

      Offsetting these net cash outflows are cash receipts of approximately $120 million for common stock option and warrant exercises, which is a $111 million increase in the cash generated by this activity year-over-year.

Off-Balance Sheet Arrangements

      We are party to (i) lease agreements with unconsolidated variable interest entities and (ii) guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 8 to the condensed consolidated financial statements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the three or six-month periods ended June 30, 2004 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Changes in Internal Controls

      We maintain a system of internal controls over financial reporting. In the second quarter of 2004, we completed the consolidation of the credit and collection function of our four geographic operating Groups within the United States. We do not believe this change has caused any significant deficiencies or material weaknesses in our internal controls over financial reporting.

PART II.

Item 1.	Legal Proceedings.

      Information regarding our legal proceedings can be found under the “Litigation” section of Note 8, Commitments and Contingencies, to the condensed consolidated financial statements.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

			Total Number of Shares	Approximate Maximum Dollar
	Total Number	Average	Purchased as Part of	Value of Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under the Plans
Period	Purchased	per Share(a)	Plans or Programs(b)	or Programs(c)

April 1st — 30th	—	—	—	$1 billion
May 1st — 31st	1,647,500	$28.44	1,647,500	$953 million
June 1st — 30th	1,439,800	$29.40	1,439,800	$911 million

Total	3,087,300	$28.89	3,087,300	$911 million

a)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

b)	In February 2002, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $1 billion of shares of our common stock could be purchased each year through 2004. All of our equity repurchases have been made pursuant to that program.

c)	The disclosure of the maximum approximate dollar value of shares yet to be purchased under the program shown in the table above is required by the SEC. These amounts are not necessarily an indication of the amount we intend to repurchase in the remainder of the year and the program; they are merely the amounts we are authorized to repurchase pursuant to the program.

Item 4.	Submission of Matters to a Vote of Security Holders.

      We held our 2004 Annual Meeting of Stockholders on May 14, 2004. At the meeting, the following items were submitted to a vote of our stockholders:

•	the election of nine director nominees;

•	the ratification of the appointment by our Board of Directors of Ernst & Young, LLP as our independent auditors;

•	the approval of our 2004 Stock Incentive Plan; and

•	the approval of our 2005 Annual Incentive Plan.

      The voting on these items was as follows:

      Election of directors:

Director	Shares For	Shares Withheld

Pastora San Juan Cafferty	469,954,541	47,288,432
Frank M. Clark, Jr.	470,006,070	47,236,903
Robert S. Miller	500,782,727	16,460,246
A. Maurice Myers	498,482,452	18,760,521
John C. Pope	488,471,587	28,771,386
W. Robert Reum	473,324,428	43,918,545
Steven G. Rothmeier	469,983,264	47,259,709
David P. Steiner	501,382,573	15,860,400
Carl W. Vogt	485,339,216	31,903,757

          Ratification of the appointment of Ernst & Young LLP:

Shares For	Shares Against	Shares Withheld

503,667,805	4,767,020	8,808,148

          Approval of the 2004 Stock Incentive Plan:

Shares For	Shares Against	Shares Withheld

355,413,320	101,430,550	9,777,104

          Approval of the 2005 Annual Incentive Plan:

Shares For	Shares Against	Shares Withheld

411,684,186	45,012,828	9,923,959

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits:

Exhibit
No.		Description

10.1	—	Employment Agreement between the Company and Cherie C. Rice, dated July 17, 1998.
10.2	—	Employment Agreement between the Company and Greg A. Robertson, dated August 1, 2003.
12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.

      (b) Reports on Form 8-K:

      In the second quarter of 2004, we filed Current Reports on Form 8-K on April 12th, April 26th, June 21st and June 25th (as amended on July 1st) in order to incorporate by reference into our universal shelf registration statement on Form S-3 certain legal opinions related to our issuance of shares of common stock upon exercise by various warrant holders of outstanding warrants.

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

Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: July 29, 2004

INDEX TO EXHIBITS

Exhibit
No.		Description

10.1	—	Employment Agreement between the Company and Cherie C. Rice, dated July 17, 1998.
10.2	—	Employment Agreement between the Company and Greg A. Robertson, dated August 1, 2003.
12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.