Form 10-Q
period 2004-09-30
WASTE MANAGEMENT INC
filed 2004-10-28
CIK 823768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐

      The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 25, 2004 was 572,129,820 (excluding treasury shares of 58,152,641).

PART I.
Item 1. Financial Statements.
Item 1. Legal Proceedings.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Item 6. Exhibits.
Revolving Credit Agreement
Computation of Ratio of Earnings to Fixed Charges
Certification Pursuant to Rule 15d-14a
Certification Pursuant to Senior VP and CFO
Certification Pursuant to CEO
Certification Pursuant to Senior VP and CFO

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

ASSETS

	September 30,	December 31,
	2004	2003

	(Unaudited)
Current assets:
Cash and cash equivalents	$619	$217
Accounts receivable, net of allowance for doubtful accounts of $61 and $58, respectively	1,733	1,494
Notes and other receivables	241	317
Parts and supplies	86	82
Deferred income taxes	419	421
Prepaid expenses and other assets	207	139

Total current assets	3,305	2,670
Property and equipment, net of accumulated depreciation and amortization of $10,345 and $9,553, respectively	11,395	11,411
Goodwill	5,344	5,266
Other intangible assets, net	160	156
Other assets	1,224	1,235

Total assets	$21,428	$20,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$724	$721
Accrued liabilities	1,790	1,711
Deferred revenues	452	429
Current portion of long-term debt	635	514

Total current liabilities	3,601	3,375
Long-term debt, less current portion	8,152	7,997
Deferred income taxes	1,671	1,663
Landfill and environmental remediation liabilities	1,167	1,124
Other liabilities	716	727

Total liabilities	15,307	14,886

Minority interest in subsidiaries and variable interest entities	275	250

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,485	4,501
Retained earnings	2,841	2,497
Accumulated other comprehensive income (loss)	19	(14)
Restricted stock unearned compensation	(4)	—
Treasury stock at cost, 57,459,846 and 54,164,336 shares, respectively	(1,501)	(1,388)

Total stockholders’ equity	5,846	5,602

Total liabilities and stockholders’ equity	$21,428	$20,738

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Operating revenues	$3,274	$2,996	$9,308	$8,662

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	2,151	1,941	6,111	5,656
Selling, general and administrative	316	297	949	921
Depreciation and amortization	345	325	1,018	952
Restructuring	(1)	—	(1)	43
Asset impairments and unusual items	(2)	(2)	(20)	(9)

	2,809	2,561	8,057	7,563

Income from operations	465	435	1,251	1,099

Other income (expense):
Interest expense	(112)	(110)	(344)	(329)
Interest income	21	3	31	9
Equity in earnings (losses) of unconsolidated entities	(27)	1	(70)	3
Minority interest	(10)	(2)	(26)	(5)
Other, net	—	2	(2)	9

	(128)	(106)	(411)	(313)

Income before income taxes and cumulative effect of changes in accounting principles	337	329	840	786
Provision for income taxes	35	119	178	293

Income before cumulative effect of changes in accounting principles	302	210	662	493
Cumulative effect of changes in accounting principles, net of income tax expense of $5 for the nine months ended September 30, 2004 and income tax benefit of $31 for the nine months ended September 30, 2003	—	—	8	(46)

Net income	$302	$210	$670	$447

Basic earnings per common share:
Income before cumulative effect of changes in accounting principles	$0.52	$0.36	$1.15	$0.84
Cumulative effect of changes in accounting principles	—	—	0.01	(0.08)

Net income	$0.52	$0.36	$1.16	$0.76

Diluted earnings per common share:
Income before cumulative effect of changes in accounting principles	$0.52	$0.35	$1.14	$0.83
Cumulative effect of changes in accounting principles	—	—	0.01	(0.08)

Net income	$0.52	$0.35	$1.15	$0.75

Cash dividends per common share	$0.19	$0.01	$0.56	$0.01

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)
(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

Cash flows from operating activities:
Net income	$670	$447
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of changes in accounting principles	(8)	46
Provision for bad debts	36	31
Depreciation and amortization	1,018	952
Deferred income tax provision	110	246
Minority interest	26	5
Equity in losses (earnings) of unconsolidated entities, net of distributions	49	(3)
Net gain on disposal of assets	(12)	(7)
Effect of asset impairments and unusual items	(20)	(9)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(227)	(63)
Prepaid expenses and other current assets	(35)	(1)
Other assets	(12)	94
Accounts payable and accrued liabilities	26	(467)
Deferred revenues and other liabilities	(3)	15

Net cash provided by operating activities	1,618	1,286

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(110)	(244)
Capital expenditures	(837)	(798)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	73	44
Net receipts from restricted funds	297	217
Other	(6)	19

Net cash used in investing activities	(583)	(762)

Cash flows from financing activities:
New borrowings	348	83
Debt repayments	(434)	(99)
Minority interest distributions paid	(21)	—
Common stock repurchases	(353)	(264)
Cash dividends	(326)	—
Exercise of common stock options and warrants	150	21
Other	3	(40)

Net cash used in financing activities	(633)	(299)

Effect of exchange rate changes on cash and cash equivalents	—	1

Increase in cash and cash equivalents	402	226
Cash and cash equivalents at beginning of period	217	359

Cash and cash equivalents at end of period	$619	$585

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated	Restricted
	Common Stock		Additional		Other	Stock	Treasury Stock
			Paid-in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Shares	Amount

Balance, December 31, 2003	630,282	$6	$4,501	$2,497	$(14)	$—	(54,164)	$(1,388)
Net income	—	—	—	670	—	—	—	—
Cash dividends	—	—	—	(326)	—	—	—	—
Common stock issued upon exercise of stock options and warrants and grants of restricted stock, including tax benefit of $29	—	—	(18)	—	—	(5)	7,791	201
Earned compensation related to restricted stock	—	—	—	—	—	1	—	—
Common stock repurchases	—	—	—	—	—	—	(11,674)	(329)
Unrealized loss resulting from changes in fair values of derivative instruments, net of tax benefit of $4	—	—	—	—	(6)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of tax benefit of $5	—	—	—	—	7	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	32	—	—	—
Other	—	—	2	—	—	—	587	15

Balance, September 30, 2004	630,282	$6	$4,485	$2,841	$19	$(4)	(57,460)	$(1,501)

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

      The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2004 are unaudited. In the opinion of management, these financial statements include all adjustments, which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

      Accounting changes — The FASB’s December 2003 revision to FIN 46 deferred until March 31, 2004 our application of the Interpretation to non-special purpose type variable interest entities created on or before January 31, 2003. Our application of FIN 46 to this type of entity resulted in the consolidation of certain trusts established to support the performance of closure, post-closure and environmental remediation activities. On March 31, 2004, we recorded an increase in our net assets and a credit to cumulative effect of changes in accounting principles of approximately $8 million, net of taxes, to consolidate these variable interest entities. The consolidation of these trusts has not had, nor is it expected to have, a material effect on our financial position, results of operations or cash flows. The impact of our implementation of FIN 46 is discussed further in Note 9.

      In the first quarter of 2003, we recorded a $46 million charge, net of tax, to cumulative effect of changes in accounting principles for the adoption of the (i) Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations; (ii) a change in our accounting for major repairs and maintenance expenditures and deferred costs associated with annual plant outages at our waste-to-energy facilities and independent power production plants; and (iii) a change in accounting for future losses under customer contracts that over the contract life are projected to have direct costs greater than revenues. These accounting changes do not affect the comparability of our financial position or income before cumulative effect of changes in accounting principles as presented herein.

      Reclassifications — In 2004, as a result of internal review processes, we have identified certain items that require modifications to our accounting and reporting. The following discussion provides information about

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each of the changes identified and the reclassifications made in the accompanying condensed consolidated financial statements to conform our prior year’s presentation to the current year’s presentation.

•	Effective January 1, 2004, we began recording all mandatory fees and taxes that create direct obligations for us as operating expenses and recording revenue when the fees and taxes are billed to our customers. In prior years, certain of these costs had been treated as pass-through costs for financial reporting purposes. We have conformed the prior year’s presentation of our revenues and expenses with the current year’s presentation by increasing both our revenue and our operating expenses by approximately $21 million for the three months ended September 30, 2003 and by approximately $56 million for the nine months ended September 30, 2003.

•	Certain cash accounts with negative balances and no legal right of offset had been included in cash and cash equivalents on our balance sheet in prior periods. As a result, we increased both our cash and cash equivalents and accounts payable balances at December 31, 2003 by approximately $82 million to properly reflect our gross cash balances and current liabilities. We determined that these changes in our accounts payable balances during each reporting period should be treated as financing activities within the statement of cash flows. Accordingly, the $33 million decrease in the amount payable (from $95 million at December 31, 2002 to $62 million at September 30, 2003) has been reflected as a component of cash used in financing activities — other for the nine months ended September 30, 2003.

•	Certain amounts related to our consolidated Canadian operations required adjustment to properly capture the impact of accounting for foreign currency translation adjustments. As a result, we have decreased both our accrued liabilities balance and our accumulated other comprehensive loss at December 31, 2003 by approximately $39 million.

      We have various investments in unconsolidated entities that we account for using the equity method. Our equity in the earnings of these entities has historically been presented as a component of other income in our statements of operations and the related cash flow impact has been reflected as a component of the change in other assets within our statements of cash flows. As a result of investments we made during the first and second quarters of 2004, as described in Note 4, this activity has become a more significant component of our net income and operating cash flow activity. Accordingly, we have shown equity in earnings and losses of unconsolidated entities as a separate component within our statement of operations and equity in earnings and losses of unconsolidated entities, net of distributions, as a separate component of cash provided by operating activities. Prior periods have been reclassified to conform to the current periods’ presentation.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of legal and regulatory requirements and are intended to approximate fair value under the provisions of SFAS No. 143. An estimate of fair value under SFAS No. 143 should include the premium that a third party would receive for bearing the uncertainty in cash outflows. However, when using discounted cash flow techniques, reliable estimates of market premiums are not available because there is no market for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, we do not believe that it is possible to develop a methodology to estimate a market risk premium and therefore no market risk premium is included in our determination of expected cash outflows for landfill asset retirement obligations. The specific methods used to calculate the fair value for final capping, closure and post-closure and the method of accruing for these balances are explained in more detail in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

      In accordance with SFAS No. 143, we inflate estimated final capping, closure and post-closure costs to the expected time of payment and discount those expected future costs back to present value using a credit-adjusted, risk-free discount rate. For liabilities incurred during the nine months ended September 30, 2004, we used an inflation rate of 2.5% and a credit-adjusted, risk free discount rate of 6.25%. Our credit-adjusted, risk-free discount rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free discount rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised discount rate. We determine the inflation rate and our credit-adjusted, risk-free discount rate on an annual basis unless there have been interim changes in either rate that would significantly impact our results of operations.

Environmental Remediation

      We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on several estimates and assumptions. These estimates are sometimes a range of reasonably possible outcomes. “Reasonably possible” outcomes are those outcomes that are considered more than remote and less than likely. In cases where our estimates are a range, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the low end of the range in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $175 million higher on a discounted basis than the $323 million recorded in our condensed consolidated financial statements as of September 30, 2004.

      As of September 30, 2004, we had been notified that we are a potentially responsible party in connection with 71 locations listed on the NPL, which is the EPA’s National Priorities List. Sixteen of these sites were initially developed by others and later acquired by us. We are working with the government to characterize or remediate identified site problems and have either agreed with other parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any agreed-upon amounts due from these parties at, or near, the time that we make environmental remediation expenditures. Claims have been made against us at another 55 sites that we do not own but where we have been an operator, transporter or generator of waste. These claims are at different procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

known as CERCLA or Superfund. At some of these sites, our liability is well defined as a consequence of a governmental decision and an agreement among the parties involved as to the allocation of costs and has been accounted for accordingly. At others where no remedy has been selected or the potentially responsible parties have been unable to agree on an appropriate allocation, our future costs are uncertain, and could have a material adverse effect on our condensed consolidated financial statements.

      Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for United States Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. As of September 30, 2004, we are using an inflation rate of 2.5% and a risk-free discount rate of 4.25% to record our estimated environmental remediation obligations. We determine the inflation rate and the risk-free discount rate on an annual basis unless there have been interim changes in either rate that would significantly impact our results of operations.

Financial Statement Impact of Landfill and Environmental Remediation Obligations

      Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2004			December 31, 2003

		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$108	$55	$163	$109	$57	$166
Long-term	899	268	1,167	849	275	1,124

	$1,007	$323	$1,330	$958	$332	$1,290

      The changes to landfill and environmental remediation liabilities for the nine months ended September 30, 2004 and 2003 are reflected in the tables below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2003	$958	$332
Obligations incurred and capitalized	48	—
Obligations settled	(53)	(23)
Interest accretion	47	8
Revisions in estimates	7	3
Acquisitions, divestitures and other adjustments	—	3

September 30, 2004	$1,007	$323

December 31, 2002	$655	$343
Cumulative effect of change in accounting principle	266	—
Obligations incurred and capitalized	41	—
Obligations settled	(49)	(24)
Interest accretion	46	6
Revisions in estimates	2	13
Acquisitions, divestitures and other adjustments	20	12

September 30, 2003	$981	$350

      At several of our landfills, we provide financial assurance by depositing cash into restricted escrow accounts or trust funds for purposes of settling closure, post-closure and environmental remediation

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations. The fair value of these escrow accounts and trust funds was approximately $200 million at September 30, 2004, and is primarily included as other long-term assets in our condensed consolidated balance sheet. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iii) acquisitions or divestitures of landfills; and (iv) changes in the fair value of the underlying financial instruments.

3.	Debt and Interest Rate Derivatives

Debt

      Debt consisted of the following (in millions):

	September 30,		December 31,
	2004		2003

Revolving credit facilities(a),(b)	$—		$—
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.00% to 8.75% (weighted average interest rate of 7.0% at September 30, 2004)	5,663	(c)	5,662
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 1.7% to 7.4% (weighted average interest rate of 3.5% at September 30, 2004)	1,947	(d)	1,762
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 1.7% to 9.3% (weighted average interest rate of 5.1% at September 30, 2004)	522		566
5.75% convertible subordinated notes due 2005	34		33
Capital leases and other, maturing through 2027, interest rates up to 12%	621		488

	8,787		8,511
Less current portion	635	(e), (f)	514

	$8,152		$7,997

a)	As of September 30, 2004, we had a three-year, $650 million syndicated revolving credit facility and a five-year, $1.75 billion syndicated revolving credit facility. These facilities generally have been used to issue letters of credit to support our bonding and financial assurance needs. As of September 30, 2004, no borrowings were outstanding under these facilities, and we had unused and available credit capacity of $1,047 million. On October 15, 2004, we replaced these facilities with a single, five-year, $2.4 billion syndicated revolving credit facility.

b)	As of September 30, 2004, we were required to maintain the following financial covenants under our revolving credit facilities: (i) an interest coverage ratio in excess of 3 to 1; (ii) total debt to EBITDA ratio of less than 3.25 to 1; and (iii) minimum net worth of at least $3.5 billion plus 75% of cumulative consolidated net income beginning with the quarter ended March 31, 2001, all as defined in the credit facilities for the purpose of determining compliance with the covenants. Pursuant to the credit facilities, we calculated our covenants based on GAAP as of December 31, 2000 and 2001 for the five-year revolver and the three-year revolver, respectively. As of September 30, 2004 and December 31, 2003, we were in compliance with all covenants under our revolving credit facilities and all other debt instruments. Our new revolving credit facility contains similar, less restrictive, financial covenants as those in (i) and (ii) above, and does not contain a minimum net worth covenant.

c)	During March 2004, we issued $350 million of 5.0% senior notes due March 15, 2014. Interest on the notes is payable on March 15 and September 15 of each year. The net proceeds of the offering were approximately $346 million after deducting underwriters’ discounts and expenses. These proceeds were used to repay $150 million of 8.0% senior notes due April 30, 2004 and $200 million of 6.5% senior notes due May 15, 2004. As discussed in further detail below, there has been an $8 million decrease in the carrying value of our senior notes from December 31, 2003 as a result of hedge accounting for our interest rate derivatives.

d)	Proceeds from tax-exempt bond issues are treated as non-cash financing activities and are excluded from cash provided by financing activities in our cash flow statement as the proceeds are deposited directly into trust funds and may only be used for

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the specific purpose for which the money was raised, which is generally capital projects relating to our collection and disposal facilities. Accordingly, our 2004 issuances of approximately $245 million of tax-exempt bonds maturing through 2039 were treated as non-cash financing activities.

e)	Our debt obligations as of September 30, 2004 include approximately $403 million of fixed rate tax-exempt bonds subject to re-pricing within the next twelve months, which is prior to their scheduled maturities. If the re-offering of the bonds is unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit supported by our long-term facilities that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation. However, these bonds have been classified as long-term in our condensed consolidated balance sheet as of September 30, 2004. The classification of these obligations as long-term was based upon our intent to refinance the borrowings with other long-term financings in the event of a failed re-offering and our ability, in the event other sources of long-term financing are not available, to use our $1.75 billion, five-year revolving credit facility or the new $2.4 billion five-year facility, once it was executed.

f)	At September 30, 2004, we have $590 million of tax-exempt bonds and $46 million of tax-exempt project bonds that are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit guaranteeing repayment of the bonds in this event. We classified these borrowings as long-term in our condensed consolidated balance sheet at September 30, 2004 because the borrowings are supported by letters of credit issued under our five-year revolving credit facility, which is long-term.

     Our debt balances are generally unsecured, except for approximately $431 million of the tax-exempt project bonds outstanding at September 30, 2004 that were issued by certain subsidiaries within our Wheelabrator Group. These bonds are secured by the related subsidiaries’ assets that have a carrying value of approximately $648 million and the related subsidiaries’ future revenue. Additionally, our consolidated variable interest entities have approximately $162 million of outstanding borrowings that are collateralized by certain of their assets. These assets have a carrying value of approximately $421 million as of September 30, 2004.

      As part of our operations, and in connection with issuances of tax-exempt bonds, we use letters of credit to support our bonding and financial assurance needs. The following table summarizes our outstanding letters of credit (in millions):

	September 30,		December 31,
	2004		2003

Revolving credit facilities	$1,353		$1,608
Letter of credit and term loan agreements(a)	294	(a)	284	(a)
Letter of credit facility(b)	350	(b)	349	(b)
Other lines of credit	110		146

	$2,107		$2,387

a)	In June 2003 we entered into a five-year, $15 million letter of credit and term loan agreement, a seven-year, $175 million letter of credit and term loan agreement, and a ten-year, $105 million letter of credit and term loan agreement.

b)	In December 2003 we entered into a five-year, $350 million letter of credit facility.

     Our letters of credit generally have terms allowing for automatic renewal after one year. In the event of an unreimbursed draw on a letter of credit, the amount of the draw paid by the letter of credit provider generally converts into a term loan for the remaining term under the respective agreement or facility. Through September 30, 2004, we had not experienced any unreimbursed draws on letters of credit.

Interest rate swaps

      We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt, which was approximately 64% fixed and 36% floating

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at September 30, 2004. Interest rate swap agreements outstanding as of September 30, 2004 and December 31, 2003 are set forth in the table below (dollars in millions):

	Notional						Fair Value
As of	Amount	Receive		Pay		Maturity Date	Liability(a)

September 30, 2004	$16	Floating	2.02%	Fixed	7.27%	Through December 31, 2012	$(2	)(b)
September 30, 2004	$2,550	Fixed	5.00%-7.65%	Floating	1.82%-6.41%	Through December 15, 2017	$(70	)(c), (d)
December 31, 2003	$17	Floating	1.15%	Fixed	7.27%	Through December 31, 2012	$(3	)(b)
December 31, 2003	$2,250	Fixed	6.38%-7.65%	Floating	3.74%-5.54%	Through December 15, 2017	$(99	)(c), (d)

a)	The fair value of interest rate derivatives is included in our balance sheets as components of other long-term assets and other long-term liabilities. Fair values of these interest rate derivatives are based on third-party pricing models.

b)	This interest rate derivative contract’s terms do not qualify for hedge accounting. Therefore, the related derivative is accounted for at fair value with changes in fair value recognized immediately in interest expense.

c)	These interest rate derivatives qualify for hedge accounting. Therefore, changes in fair value of these interest rate swap contracts are deferred and recognized as an adjustment to interest expense over the remaining life of the hedged instrument.

d)	The fair value of these interest rate derivatives at September 30, 2004 is a net fair value liability of $70 million that is comprised of $10 million of other long-term assets and $80 million of other long-term liabilities. The fair value of these interest rate derivatives at December 31, 2003 is a net fair value liability of $99 million that is comprised of $2 million of other long-term assets and $101 million of other long-term liabilities.

     Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by approximately $160 million as of September 30, 2004 and $168 million as of December 31, 2003. The following table summarizes the accumulated fair value adjustments from interest rate swap agreements by underlying debt instrument category (in millions):

Increase (decrease) in carrying value of debt due	September 30,		December 31,
to hedge accounting for interest rate swaps	2004		2003

Senior notes and debentures:
Active swap agreements	$(70)		$(99)
Terminated swap agreements	229	(a)	266

	159		167
Tax-exempt and project bonds:
Terminated swap agreements	1	(a)	1

	$160		$168

a)	Of these amounts, $42 million (on a pre-tax basis) is scheduled to be reclassified as a credit to interest expense over the next twelve months.

     Interest rate swap agreements reduced net interest expense by $23 million and $73 million for the three and nine months ended September 30, 2004, respectively, and $25 million and $72 million for the three and nine months ended September 30, 2003, respectively. The significant terms of the interest rate contracts and the underlying debt instruments are identical and therefore no ineffectiveness has been realized.

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

      Our effective tax rate is evaluated at each interim period and adjusted accordingly as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2003 is primarily due to state and local income taxes, offset in part by non-conventional fuel tax credits. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2004 is primarily due to favorable tax audit settlements and the favorable impact of non-conventional fuel tax credits, offset in part by state and local income taxes. The settlement of several tax audits resulted in a $62 million tax benefit for the three months ended September 30, 2004 and a $74 million tax benefit for the nine months ended September 30, 2004. These tax audit settlements resulted in an 18.4 percentage point reduction in our effective tax rate for the three months ended September 30, 2004 and an 8.8 percentage point reduction in our effective tax rate for the nine months ended September 30, 2004.

      During 2004, the favorable impact of non-conventional fuel tax credits has been derived from our landfills and our investments in two coal-based synthetic fuel production facilities (the “Facilities”), which are discussed in more detail below. The fuel generated from our landfills and the Facilities qualifies for tax credits through 2007 pursuant to section 29 of the Internal Revenue Code, and may be phased-out when the price of oil exceeds a threshold annual average price determined by the U.S. Internal Revenue Service.

      In the first and second quarters of 2004, we acquired minority ownership interests in two Facilities for approximately $119.7 million, which is comprised primarily of notes payable of $118.5 million, as well as commitments to fund our pro-rata share of the operations of the Facilities. We have also agreed to make additional payments to the seller based on our pro-rata allocation of the tax credits generated by each Facility. We have been granted private letter rulings from the IRS confirming that the synthetic fuel produced by the Facilities is a “qualified fuel” under Section 29 of the Internal Revenue Code and that the resulting tax credits may be allocated among the owners of the interests in the Facilities.

      We account for our investment in the Facilities using the equity method of accounting, which results in the recognition of our pro-rata share of the Facilities’ losses, the amortization of our initial investments and other estimated obligations being recorded as equity in losses of unconsolidated entities within our statement of operations. The total loss recognized during the three months ended September 30, 2004 was approximately $28 million, making cumulative losses recognized during the nine months ended September 30, 2004 approximately $73 million. We also recognized interest expense related to these investments of approximately $2 million during the three months ended September 30, 2004 and approximately $6 million during the nine months ended September 30, 2004. The pre-tax impacts of these investments were losses of approximately $30 million for the three months ended September 30, 2004 and approximately $79 million for the nine months ended September 30, 2004. These impacts would not have been incurred if we had not acquired the minority ownership interest in the Facilities, and if, for some reason, the tax credits generated by the Facilities were no longer allowable under Section 29 of the Internal Revenue Code, we would no longer incur these financial impacts.

      The tax benefits that we will realize as a result of our investments in the Facilities have been reflected as a reduction to our provision for income taxes. This resulted in a decrease in our tax provision of approximately $39 million (including $28 million of tax credits) for the three months ended September 30, 2004 and approximately $93 million (including $63 million of tax credits) for the nine months ended September 30, 2004, which more than offset the equity losses and interest expense recognized during each period. After excluding the impact of the favorable tax audit settlements noted above, the decreases in our tax provision

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting from these investments provide a reduction in our effective tax rate of approximately eight percentage points for the three and nine months ended September 30, 2004.

5.	Comprehensive Income

      Comprehensive income represents all changes in our equity except for changes resulting from investments by, and distributions to, stockholders. As discussed in Note 1, during 2004 we identified certain amounts related to our consolidated Canadian operations that required adjustment to properly capture the impact of accounting for foreign currency translation adjustments. The following tables have been adjusted to properly reflect the effects of our foreign currency translation.

      Comprehensive income for the three and nine months ended September 30, 2004 and September 30, 2003 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income	$302	$210	$670	$447

Other comprehensive income (loss):
Unrealized gain (loss) resulting from changes in fair values of derivative instruments, net of taxes	3	—	(6)	(3)
Realized losses on derivative instruments reclassified into earnings, net of taxes	2	1	7	1
Minimum pension liability adjustment, net of taxes	—	—	—	1
Unrealized loss on marketable securities, net of taxes	—	—	—	—
Translation adjustment of foreign currency statements	58	(2)	32	126

Other comprehensive income (loss)	63	(1)	33	125

Comprehensive income	$365	$209	$703	$572

      The components of accumulated other comprehensive income (loss) were as follows:

	September 30,	December 31,
	2004	2003

Accumulated unrealized loss on derivative instruments, net of tax benefit	$(41)	$(42)
Accumulated unrealized gain on marketable securities, net of taxes	1	1
Cumulative translation adjustment of foreign currency statements	59	27

	$19	$(14)

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share

      The following table reconciles net income as presented on the condensed consolidated statements of operations with diluted net income for purposes of calculating diluted earnings per common share (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income	$302	$210	$670	$447
Interest on convertible subordinated notes, net of taxes	—	—	—	—

Diluted net income	$302	$210	$670	$447

      The following table reconciles the number of common shares outstanding at September 30 of each year to the number of weighted average basic common shares outstanding and the number of weighted average diluted common shares outstanding for the purpose of calculating basic and diluted earnings per common share. The table also provides the number of shares of common stock potentially issuable at the end of each period and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Number of common shares outstanding at end of period	572.8	584.9	572.8	584.9
Effect of using weighted average common shares outstanding	3.9	4.9	5.2	6.8

Weighted average basic common shares outstanding	576.7	589.8	578.0	591.7
Dilutive effect of common stock options, warrants, restricted stock, convertible subordinated notes and contingently issuable shares	4.5	4.0	4.8	2.9

Weighted average diluted common shares outstanding	581.2	593.8	582.8	594.6

Potentially issuable shares	47.6	51.5	47.6	51.5
Number of potentially issuable shares excluded from diluted common shares outstanding	16.8	22.0	17.1	22.0

7.	Stock-Based Compensation, Common Stock Dividends and Common Stock Repurchases

Stock-Based Compensation

      Pursuant to our stock incentive plans, we have the ability to issue stock options, stock awards and stock appreciation rights, all on terms and conditions determined by the Compensation Committee of our Board of Directors. The following is a summary of the significant terms of the stock options and restricted stock granted to our officers and other employees under these plans during the nine months ended September 30, 2004.

      Stock options — During the nine months ended September 30, 2004, we issued an aggregate of approximately 9.0 million of stock options to certain of our officers and other employees as part of the 2004 annual grant or as grants issued for promotions or new hire incentives. The weighted average exercise price of options granted during this period was $29.20 per common share. These stock options all have exercise prices equal to the fair market value of our common stock as of the date of grant, expire ten years from the date of grant and vest ratably over a four-year period.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Restricted stock — During the nine months ended September 30, 2004, we issued an aggregate of 162,500 shares of restricted stock to certain of our officers as part of the 2004 annual grant or as grants issued for promotions or new hire incentives. The restricted stock grants also vest ratably over a four-year period. The shares issued are subject to forfeiture in the event of termination of employment and entitle the holder to all benefits of a stockholder, including the right to receive dividends and vote on all matters put to a vote of security holders.

      We account for our stock-based compensation using the intrinsic value method. Under this method, we do not recognize any compensation cost for our stock options because the number of shares potentially issuable and the exercise price, which is equal to the fair market value of the underlying stock on the date of grant, are fixed. We recognize compensation expense for restricted stock awards on a straight-line basis over the vesting period based on the fair market value of our common stock on the date of grant.

      The following schedule reflects the pro forma impact on net income and earnings per common share of accounting for our stock options using SFAS No. 123, Accounting for Stock-Based Compensation, which would result in the recognition of compensation expense for the fair value of stock options as computed using the Black-Scholes option-pricing model (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Reported net income	$302	$210	$670	$447
Less: compensation expense per SFAS No. 123, net of tax benefit	14	17	42	50

Pro forma net income	$288	$193	$628	$397

Basic earnings per common share:
Reported net income	$0.52	$0.36	$1.16	$0.76
Less: compensation expense per SFAS No. 123, net of tax benefit	0.02	0.03	0.07	0.08

Pro forma net income	$0.50	$0.33	$1.09	$0.68

Diluted earnings per common share:
Reported net income	$0.52	$0.35	$1.15	$0.75
Less: compensation expense per SFAS No. 123, net of tax benefit	0.02	0.03	0.07	0.08

Pro forma net income	$0.50	$0.32	$1.08	$0.67

Common Stock Dividends and Repurchases

      In August 2003, we announced that our Board of Directors approved a quarterly dividend program. In August 2004, we declared our third quarterly dividend of $0.1875 per share of common stock, or approximately $108 million, which was paid on September 24, 2004 to stockholders of record as of September 1, 2004. On October 12, 2004, we declared a quarterly dividend of $0.1875 per share of common stock, which will be paid on December 23, 2004 to stockholders of record as of December 1, 2004. Based on shares outstanding as of September 30, 2004, the payment of this dividend will result in a cash payment of approximately $107 million. We have paid approximately $326 million in dividends during the nine months ended September 30, 2004.

      In February 2002, we announced that our Board of Directors had approved a stock repurchase program for up to $1 billion in annual repurchases through 2004, to be implemented at management’s discretion. In August 2003, we amended the program, starting in 2004, to include quarterly dividend payments. The

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following is a summary of activity under the stock repurchase program through September 30, 2004 (in millions, except shares in thousands and price per share in dollars).

	Agreement		Common Stock
					Net
Transaction Type	Initiated	Settled	Shares	Price	Repurchases

Private accelerated purchase	March 2002	August 2002	10,925	$27.46	$282
Private accelerated purchase	December 2002	February 2003	1,731	$24.52	39
Private accelerated purchase	March 2003	May 2003	2,400	$20.00	51

Subtotal			15,056		372	(a)
Open market purchases — 2002			25,594	$23.01-$28.19	658
Open market purchases — 2003			19,650	$19.70-$29.48	526	(b)
Open market purchases — 2004			11,674	$26.71-$30.51	329

Subtotal			56,918		1,513

Total			71,974		$1,885

a)	At the inception of each of our private accelerated share repurchase agreements, we purchased shares by paying an amount equal to the number of shares of common stock multiplied by the per share market price of our common stock on that day. Pursuant to the terms of the agreements, a cash settlement was made by either us or the counterparty at the termination of each agreement’s valuation period for the difference between our initial payment and the weighted average daily market price during that valuation period times the number of shares. The amount included here represents the total cash paid, net of any cash received for each agreement.

b)	Approximately $24 million of our 2003 share repurchases was settled in cash in January 2004.

     Total dividend payments and share repurchases were approximately $655 million during the nine months ended September 30, 2004.

      As of September 30, 2004, we had the ability, under our most restrictive financial covenants, to make dividend payments and share repurchases in the aggregate amount of approximately $370 million. As discussed in Note 3, in October 2004, we replaced the revolving credit facilities that provided for this restriction with a five-year $2.4 billion revolving credit facility. The new facility does not define a minimum net worth that would restrict our ability to make future dividend payments or share repurchases. In October 2004, we announced that our Board of Directors approved a new capital allocation program that provides for up to $1.2 billion in aggregate dividend payments and share repurchases each year during 2005, 2006 and 2007.

8.	Commitments and Contingencies

      Financial instruments — We have obtained letters of credit, performance bonds and insurance policies, and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, environmental remediation and other obligations. We obtain these financial assurance instruments from several sources, including an entity that we have an investment in and account for under the equity method; a wholly-owned insurance company, the sole business of which is to issue policies for the parent holding company and its other subsidiaries; and a consolidated variable interest entity that was formed to provide surety bonds to the waste industry (as described in Note 9).

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Insurance — We carry insurance coverage for protection of our assets and operations from certain risks including automobile liability, general liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. Our exposure, however, could increase if our insurers were unable to meet their commitments on a timely basis. We have retained a portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation. The estimated accruals for these liabilities could be affected if future occurrences or loss development significantly differ from utilized assumptions. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

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

      Guarantees — We have entered into the following guarantee agreements associated with our operations.

•	Waste Management Holdings, Inc. (“WM Holdings”), one of WMI’s wholly-owned subsidiaries, has fully and unconditionally guaranteed WMI’s senior indebtedness that matures through 2032. WMI has fully and unconditionally guaranteed the senior indebtedness of WM Holdings that matures through 2026 and WM Holdings’ 5.75% convertible subordinated notes due 2005. Performance under these guarantee agreements would be required if either party defaulted on its respective obligations. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 11 for further information.

•	WMI has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, WMI will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 3 for information related to the balances and maturities of our tax-exempt bonds.

•	We have guaranteed certain financial obligations of unconsolidated entities. The guarantees are primarily for the benefit of entities that we account for under the equity method of accounting. The related obligations, which mature through 2020, are not recorded on our consolidated balance sheets, and we have not recorded any liability for these guarantees. As of September 30, 2004, our maximum future payments associated with these guarantees is approximately $35 million. However, we have ongoing relationships with the entities and believe that our performance under these guarantees is not likely.

•	During 2003, we issued a $25.6 million letter of credit to support the debt of a surety bonding company. The guaranteed obligation is included as a component of long-term debt in our condensed consolidated balance sheet. See Note 9 for additional discussion about our financial interest in this surety bonding company.

•	WM Holdings has guaranteed all reimbursement obligations of WMI under its $350 million letter of credit facility and $295 million letter of credit and term loan agreements. Under those facilities, any draw on a letter of credit supported by the facilities will be reimbursed by WMI to the entities funding the facilities. As of September 30, 2004, we had approximately $644 million in outstanding letters of credit under these facilities.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In connection with the $350 million letter of credit facility, WMI and WM Holdings entered into a guarantee pursuant to which they guaranteed the interest rate swaps entered into by the entity funding the letter of credit facility. The probability of loss for the guarantees was determined to be remote and the fair value of the guarantees is immaterial to our financial position and results of operations.

•	Certain of our subsidiaries have guaranteed the market value of various residential properties that are adjacent to our landfills. These guarantee agreements extend over the life of the landfill. Under these agreements, we would be responsible for the difference between the sale value and the guaranteed market value of the homeowners’ properties, if any. Generally, it is not possible to determine the contingent obligation associated with these guarantees, but we do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe it is possible to determine the contingent obligations associated with these indemnities.

•	WMI and WM Holdings guarantee the service, lease and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations are incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.

      We currently believe that it is not reasonably likely that we will be required to perform under these guarantee agreements or that any performance requirement would have a material impact on our consolidated financial statements.

      Environmental matters — Our business is intrinsically connected with the protection of the environment. As such, a significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection. Such costs may increase in the future as a result of several factors, including but not limited to legislation or regulation. For more information regarding environmental matters, see Note 2.

      Litigation — In December 1999, an individual brought an action against the Company, five former officers of WM Holdings, and WM Holdings’ former independent auditor, Arthur Andersen LLP, in Illinois state court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998. The action is for alleged acts of common law fraud, negligence and breach of fiduciary duty. This case has remained in the pleadings stage for the last several years due to numerous motions and rulings by the court related to the viability of these claims. Based on the most recent pleadings by the plaintiff, the defendants have removed the case to federal court in Illinois where a remand motion is pending. Only limited discovery has occurred and the defendants continue to defend themselves vigorously. The extent of possible damages, if any, in this action cannot yet be determined.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement of the class action lawsuit against us related to 1998 and 1999 activity and filed an individual lawsuit against us. The Company intends to defend itself vigorously in all of these proceedings.

      Three groups of stockholders have filed separate lawsuits in state courts in Texas and federal court in Illinois against us and certain of our former officers. The lawsuit filed in Illinois was subsequently transferred to federal court in Texas. The petitions allege that the plaintiffs are substantial holders of the Company’s common stock who intended to sell their stock in 1999, or to otherwise protect themselves against loss, but that the public statements we made regarding our prospects, and in some instances statements made by the individual defendants, were false and misleading and induced the plaintiffs to retain their stock or not to take other measures. The plaintiffs assert that the value of their retained stock declined dramatically and that they incurred significant losses. The plaintiffs assert claims for fraud, negligent misrepresentation, and conspiracy. The first of these cases was dismissed by summary judgment by a Texas state court in March 2002. That dismissal was reversed in the first quarter of 2004 by an intermediate appellate court, and we are appealing that decision. The second case also filed in state court is stayed pending resolution of the first case, and we intend to continue to vigorously defend ourselves against these claims. In March 2004, the court granted our motion to dismiss the third case, which was pending in federal court, and the plaintiffs have appealed that dismissal. Finally, another shareholder has sued the Company in Louisiana making allegations similar to those made in the securities class action referred to above and by the plaintiff claiming damages for having held stock. The case has been removed to federal court and we are seeking a transfer to Texas where we will seek dismissal.

      The Company is currently defending allegations related generally to the termination of two separate joint ventures to which one of our wholly-owned subsidiaries was a party. The claims in both proceedings involve the value of the joint ventures. The joint venture relationships have ended and the contributed assets have been divested by the Company. The Company is defending itself vigorously in each of these proceedings, in which the parties are seeking a variety of remedies ranging from monetary damages to unwinding the transaction. However, the nature and extent of possible remedies or damages cannot be determined at this time.

      From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2004, there were six proceedings involving our subsidiaries where we reasonably believe that the sanctions could exceed $100,000. The matters involve allegations that subsidiaries (i) operated a waste-to-energy facility that, as a result of intermittent and isolated equipment malfunctions, exceeded emission limits and failed to meet monitoring requirements; (ii) are responsible for late performance of work required under a Unilateral Administrative Order; (iii) improperly operated a solid waste landfill and caused excess odors; (iv) improperly operated a solid waste landfill by failing to maintain required records, properly place and cover waste and adhere to proper leachate levels; (v) discharged wastewater from a cogeneration facility in noncompliance with waste discharge requirements issued pursuant to a state water code; and (vi) failed to comply with air permit, landfill gas flow and emission limit requirements. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

      It is not always possible to predict the impact that lawsuits, proceedings, investigations and inquiries may have on us, nor is it possible to predict whether additional suits or claims may arise out of the matters described above in the future. We intend to defend ourselves vigorously in all the above matters. However, it is possible that the outcome of any of the matters described, or others, may ultimately have a material adverse impact on our financial condition, results of operations or cash flows in one or more future periods.

      We also are currently involved in other routine civil litigation and governmental proceedings relating to the conduct of our business, including litigation involving former employees and competitors. We do not believe that any of the matters will ultimately have a material adverse impact on our consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Tax matters — We are currently under audit by the IRS and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. Specifically, we are in the process of concluding the appeals phase of IRS audits for the years 1989 to 2000. The audits for these years should be completed within the next six months. We are in the examination phase of an IRS audit for 2001, which should be completed within the next three months. In addition, the planning phase of an IRS audit for the years 2002 and 2003 was recently initiated. This audit should be completed within the next 24 months. To provide for potential tax exposures, we maintain an allowance for tax contingencies, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows over the next six months as these audits are completed, although we do not believe they will have a material adverse impact on our results of operations. For discussion regarding the current period impact of such matters, see Note 4.

      Capitalized software costs — We are currently assessing our options with respect to the implementation of a revenue management system. Although no impairment has been required through September 30, 2004, there are certain reasonably possible implementation alternatives that could result in an impairment.

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

      As it applies to us, the effective dates for FIN 46 were as follows:

Entity Characteristics

Creation or Modification	Entity Type	Effective Dates

After January 31, 2003	All variable interest entities(a), (b)	February 1, 2003
On or before January 31, 2003	Special purpose variable interest entities(c)	December 31, 2003
On or before January 31, 2003	All other variable interest entities(d)	March 31, 2004

a)	During the third quarter of 2003, we began consolidating a surety bonding company that was formed July 1, 2003 due to our financial interest in that company, as described in our annual report on Form 10-K for the year ended December 31, 2003. The consolidation of this variable interest entity has not had a material impact on our financial position or results of operations as of and for the three and nine months ended September 30, 2004.

b)	As discussed in Note 4, we hold an ownership interest in two coal-based synthetic fuel production facilities. Along with the other equity investors, we support the operations of the entities in exchange for a pro-rata share of the tax credits generated by the facilities. Our obligation to support the facilities’ future operations is, therefore, limited to the tax benefit we expect to receive. We are not the primary beneficiary of either of these entities, and we do not believe that we have any material exposure to loss, as measured under the provisions of FIN 46, as a result of our investments. Therefore, these entities are not consolidated in our financial statements.

c)	On December 31, 2003, we began consolidating two limited liability companies from which we lease three waste-to-energy facilities, as described in our Annual Report on Form 10-K for the year ended December 31, 2003. The consolidation of these entities decreased our operating expenses by approximately $13 million and $40 million for the three and nine months ended September 30, 2004, respectively. However, this decrease was substantially offset by increases in depreciation expense, interest expense and minority interest expense, resulting in an immaterial impact on our net income.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Early in the third quarter of 2004, we implemented a market realignment that consisted of moving our Ohio operations to the Midwest Group and our Kentucky operations to the Southern Group, both of which were previously in the Eastern Group. We believe that the realignment will provide benefits to each of the operating groups affected. Specifically, the Ohio Market Area faces many of the same issues as other industrial regions in the Midwest Group and the Kentucky Market Area’s rural characteristics make it similar to other markets in the Southern Group. By balancing the revenues between each of the Groups, we will enable the Eastern Group leadership team to focus on the challenges associated with the Northeast corridor. As a result of the realignment, we have reclassified the operating results of the Ohio and Kentucky Market Areas for all periods presented to provide segment financial information that appropriately reflects our approach to managing operations. Approximately $622 million and $167 million of assets as of December 31, 2003 were transferred to the Midwest and Southern Groups, respectively, from the Eastern Group due to the realignment. Prior period information has also been reclassified to reflect our change in accounting for certain mandatory fees and taxes (as described in Note 1).

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information concerning our reportable segments for the three and nine months ended September 30 is shown in the following tables (in millions).

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Three Months Ended:	Revenues	Revenues(d)	Revenues(e)	Operations(f)

September 30, 2004
Canadian	$163	$(16)	$147	$18
Eastern	940	(211)	729	96
Midwest	709	(137)	572	103
Southern	917	(136)	781	167
Western	703	(95)	608	101
Wheelabrator	218	(14)	204	87
Recycling	197	(5)	192	8
Other NASW(a)	60	(19)	41	(11)

Total NASW	3,907	(633)	3,274	569
Other(b)	—	—	—	4
Corporate(c)	—	—	—	(108)

Total	$3,907	$(633)	$3,274	$465

September 30, 2003
Canadian	$152	$(14)	$138	$19
Eastern	909	(196)	713	90
Midwest	683	(128)	555	102
Southern	795	(127)	668	155
Western	656	(92)	564	96
Wheelabrator	205	(15)	190	60
Recycling	141	(3)	138	(1)
Other NASW(a)	52	(22)	30	(7)

Total NASW	3,593	(597)	2,996	514
Other(b)	—	—	—	—
Corporate(c)	—	—	—	(79)

Total	$3,593	$(597)	$2,996	$435

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Nine Months Ended:	Revenues	Revenues(d)	Revenues(e)	Operations(f)

September 30, 2004
Canadian	$461	$(46)	$415	$48
Eastern	2,678	(583)	2,095	249
Midwest	2,022	(386)	1,636	264
Southern	2,571	(395)	2,176	492
Western	2,018	(271)	1,747	284
Wheelabrator	625	(42)	583	213
Recycling	558	(15)	543	25
Other NASW(a)	171	(58)	113	(23)

Total NASW	11,104	(1,796)	9,308	1,552
Other(b)	—	—	—	16
Corporate(c)	—	—	—	(317)

Total	$11,104	$(1,796)	$9,308	$1,251

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Nine Months Ended:	Revenues	Revenues(d)	Revenues(e)	Operations(f)

September 30, 2003
Canadian	$419	$(42)	$377	$43
Eastern	2,561	(548)	2,013	223
Midwest	1,945	(352)	1,593	255
Southern	2,352	(370)	1,982	441
Western	1,908	(266)	1,642	263
Wheelabrator	607	(45)	562	173
Recycling	413	(9)	404	(2)
Other NASW(a)	146	(57)	89	(13)

Total NASW	10,351	(1,689)	8,662	1,383
Other(b)	—	—	—	(2)
Corporate(c)	—	—	—	(282)

Total	$10,351	$(1,689)	$8,662	$1,099

a)	Other NASW includes operations provided throughout our operating Groups for methane gas recovery and certain third party sub- contract and administration revenues managed by our national accounts organization. Also included are certain quarter-end adjustments related to the reportable segments that are not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

b)	All of our international waste management services and non-solid waste services, reported herein as “Other”, were divested by March 31, 2002. The income (loss) from operations recognized during each of the periods presented above represents the combined impact of minimal administrative expenses that we continue to incur in connection with these divestitures and revisions of our estimated obligations associated with these divestitures.

c)	Corporate functions include the treasury, legal, information technology, tax, insurance, management of closed landfills and related insurance recoveries, centralized service center and other typical administrative functions. Certain of the associated costs for support services are allocated to the seven operating Groups. The increase in operating losses for the Corporate segment is due primarily to (i) increased costs for salaried, hourly and severance compensation; (ii) higher legal fees; (iii) additional costs related to Sarbanes-Oxley compliance efforts; and (iv) higher depreciation expense caused by additional hardware and software placed in service.

d)	Intercompany operating revenues reflect each segment’s total intercompany sales including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

e)	Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions also tend to increase during the summer months. Additionally, certain destructive weather conditions, such as the hurricanes experienced during the third quarter of 2004, actually increase our revenues in the areas affected, although those revenues are often low margin due to high start-up costs and other special circumstances related to disaster clean-up. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

f)	For those items included in the determination of income from operations, the accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our December 31, 2003 Form 10-K, except as discussed in Note 1 included herein.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The table below shows the total revenues by principal lines of business (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Collection	$2,154	$1,983	$6,177	$5,800
Landfill	805	751	2,242	2,114
Transfer	448	423	1,258	1,175
Wheelabrator	218	205	625	607
Recycling and other(a)	282	231	802	655
Intercompany(b)	(633)	(597)	(1,796)	(1,689)

Operating revenues	$3,274	$2,996	$9,308	$8,662

a)	In addition to the revenue generated by our Recycling Group, we have included revenues generated within our five geographic operating Groups derived from recycling, methane gas operations, sweeping services and Port-O-Let® services in the “recycling and other” line of business.

b)	Intercompany revenues between lines of business are eliminated within the condensed consolidated financial statements included herein.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2004

(Unaudited)

ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$601	$—	$18	$—	$619
Other current assets	14	1	2,671	—	2,686

	615	1	2,689	—	3,305
Property and equipment, net	—	—	11,395	—	11,395
Investments in and advances to affiliates	9,942	6,730	—	(16,672)	—
Other assets	42	28	6,658	—	6,728

Total assets	$10,599	$6,759	$20,742	$(16,672)	$21,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$295	$103	$237	$—	$635
Accounts payable and other current liabilities	104	29	2,833	—	2,966

	399	132	3,070	—	3,601
Long-term debt, less current portion	4,280	1,239	2,633	—	8,152
Due to affiliates	—	—	5,299	(5,299)	—
Other liabilities	74	5	3,475	—	3,554

Total liabilities	4,753	1,376	14,477	(5,299)	15,307
Minority interest in subsidiaries and variable interest entities	—	—	275	—	275
Stockholders’ equity	5,846	5,383	5,990	(11,373)	5,846

Total liabilities and stockholders’ equity	$10,599	$6,759	$20,742	$(16,672)	$21,428

December 31, 2003

ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$224	$—	$—	$(7)	$217
Other current assets	12	1	2,440	—	2,453

	236	1	2,440	(7)	2,670
Property and equipment, net	—	—	11,411	—	11,411
Investments in and advances to affiliates	9,975	6,065	—	(16,040)	—
Other assets	29	106	6,522	—	6,657

Total assets	$10,240	$6,172	$20,373	$(16,047)	$20,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$118	$—	$396	$—	$514
Accounts payable and other current liabilities	100	44	2,724	(7)	2,861

	218	44	3,120	(7)	3,375
Long-term debt, less current portion	4,325	1,531	2,141	—	7,997
Due to affiliates	—	—	6,327	(6,327)	—
Other liabilities	95	6	3,413	—	3,514

Total liabilities	4,638	1,581	15,001	(6,334)	14,886
Minority interest in subsidiaries and variable interest entities	—	—	250	—	250
Stockholders’ equity	5,602	4,591	5,122	(9,713)	5,602

Total liabilities and stockholders’ equity	$10,240	$6,172	$20,373	$(16,047)	$20,738

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2004

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,274	$—	$3,274
Costs and expenses	—	—	2,809	—	2,809

Income from operations	—	—	465	—	465

Other income (expense):
Interest expense, net	(62)	(22)	(7)	—	(91)
Equity in subsidiaries, net of taxes	342	356	—	(698)	—
Minority interest	—	—	(10)	—	(10)
Equity in losses of unconsolidated entities and other, net	—	—	(27)	—	(27)

	280	334	(44)	(698)	(128)

Income before income taxes	280	334	421	(698)	337
Provision for (benefit from) income taxes	(22)	(8)	65	—	35

Net income	$302	$342	$356	$(698)	$302

Three Months Ended September 30, 2003

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,996	$—	$2,996
Costs and expenses	—	—	2,561	—	2,561

Income from operations	—	—	435	—	435

Other income (expense):
Interest expense, net	(61)	(32)	(14)	—	(107)
Equity in subsidiaries, net of taxes	249	269	—	(518)	—
Minority interest	—	—	(2)	—	(2)
Equity in earnings of unconsolidated entities and other, net	—	—	3	—	3

	188	237	(13)	(518)	(106)

Income before income taxes	188	237	422	(518)	329
Provision for (benefit from) income taxes	(22)	(12)	153	—	119

Net income	$210	$249	$269	$(518)	$210

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2004

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$9,308	$—	$9,308
Costs and expenses	—	—	8,057	—	8,057

Income from operations	—	—	1,251	—	1,251

Other income (expense):
Interest expense, net	(192)	(70)	(51)	—	(313)
Equity in subsidiaries, net of taxes	792	836	—	(1,628)	—
Minority interest	—	—	(26)	—	(26)
Equity in losses of unconsolidated entities and other, net	—	—	(72)	—	(72)

	600	766	(149)	(1,628)	(411)

Income before income taxes and cumulative effect of changes in accounting principles	600	766	1,102	(1,628)	840
Provision for (benefit from) income taxes	(70)	(26)	274	—	178

Income before cumulative effect of changes in accounting principles	670	792	828	(1,628)	662
Cumulative effect of changes in accounting principles, net of taxes	—	—	8	—	8

Net income	$670	$792	$836	$(1,628)	$670

Nine Months Ended September 30, 2003

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$8,662	$—	$8,662
Costs and expenses	—	—	7,563	—	7,563

Income from operations	—	—	1,099	—	1,099

Other income (expense):
Interest expense, net	(180)	(98)	(42)	—	(320)
Equity in subsidiaries, net of taxes	561	622	—	(1,183)	—
Minority interest	—	—	(5)	—	(5)
Equity in losses of unconsolidated entities and other, net	—	2	10	—	12

	381	526	(37)	(1,183)	(313)

Income before income taxes and cumulative effect of changes in accounting principles	381	526	1,062	(1,183)	786
Provision for (benefit from) income taxes	(66)	(35)	394	—	293

Income before cumulative effect of changes in accounting principles	447	561	668	(1,183)	493
Cumulative effect of changes in accounting principles, net of taxes	—	—	(46)	—	(46)

Net income	$447	$561	$622	$(1,183)	$447

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$670	$792	$836	$(1,628)	$670
Equity in earnings of subsidiaries, net of taxes	(792)	(836)	—	1,628	—
Other adjustments and charges	3	(6)	951	—	948

Net cash provided by (used in) operating activities	(119)	(50)	1,787	—	1,618

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(110)	—	(110)
Capital expenditures	—	—	(837)	—	(837)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	73	—	73
Net receipts from restricted funds and other	—	5	286	—	291

Net cash used in investing activities	—	5	(588)	—	(583)

Cash flows from financing activities:
New borrowings	346	—	2	—	348
Debt repayments	(223)	(150)	(61)	—	(434)
Common stock repurchases	(353)	—	—	—	(353)
Cash dividends	(326)	—	—	—	(326)
Exercise of common stock options and warrants	150	—	—	—	150
Minority interest distributions paid and other	(1)	—	(17)	—	(18)
(Increase) decrease in intercompany and investments, net	903	195	(1,105)	7	—

Net cash provided by (used in) financing activities	496	45	(1,181)	7	(633)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase in cash and cash equivalents	377	—	18	7	402
Cash and cash equivalents at beginning of period	224	—	—	(7)	217

Cash and cash equivalents at end of period	$601	$—	$18	$—	$619

Nine Months Ended September 30, 2003

(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$447	$561	$622	$(1,183)	$447
Equity in earnings of subsidiaries, net of taxes	(561)	(622)	—	1,183	—
Other adjustments and charges	89	17	733	—	839

Net cash provided by (used in) operating activities	(25)	(44)	1,355	—	1,286

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(244)	—	(244)
Capital expenditures	—	—	(798)	—	(798)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	44	—	44
Net receipts from restricted funds and other	—	—	236	—	236

Net cash used in investing activities	—	—	(762)	—	(762)

Cash flows from financing activities:
New borrowings	—	—	83	—	83
Debt repayments	—	(7)	(92)	—	(99)
Common stock repurchases	(264)	—	—	—	(264)
Exercise of common stock options and warrants	21	—	—	—	21
Minority interest distributions paid and other	(4)	—	(36)	—	(40)
(Increase) decrease in intercompany and investments, net	461	51	(512)	—	—

Net cash provided by (used in) financing activities	214	44	(557)	—	(299)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	189	—	37	—	226
Cash and cash equivalents at beginning of period	316	—	43	—	359

Cash and cash equivalents at end of period	$505	$—	$80	$—	$585

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	2003 Restructurings

      In February 2003 we reduced the number of market areas that make up our geographic operating Groups and reduced certain overhead positions to further streamline our organization. In connection with the restructuring, we reduced our workforce by about 700 employees and 270 contract workers. We recorded $20 million of pre-tax charges for costs associated with our February 2003 restructuring and workforce reduction, all of which was associated with employee severance and benefit costs. The operational efficiencies provided by these organizational changes and a focus on fully utilizing the capabilities of our information technology resources enabled us to further reduce our workforce in June 2003. This workforce reduction resulted in the elimination of an additional 600 employee positions and 200 contract worker positions. We recorded $23 million of pre-tax charges for costs associated with the June 2003 workforce reduction during the nine months ended September 30, 2003. We do not expect to incur any additional costs for these restructuring and workforce reduction efforts. During the third quarter of 2004, we recorded a credit of approximately $1 million to reduce our accrual for employee severance costs associated with these activities. Approximately $1 million remains accrued as of September 30, 2004 for employee severance and benefit costs incurred as a result of these activities, which will be paid to certain employees through the third quarter of 2005.

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

      Some of the risks that we face and that could affect our business and financial statements for the remainder of 2004 and beyond include:

•	the effects competition may have on our profitability or cash flows, including the negative impact to our yield on base business resulting from price roll-backs and lower than average pricing to retain and attract customers;

•	our inability to maintain or expand margins as volumes increase if we are unable to control variable costs or fixed cost base increases;

•	increases in employee-related costs and expenses, including health care and other employee benefits such as unemployment insurance and workers’ compensation, as well as the costs and expenses associated with attracting and retaining qualified personnel;

•	possible increases in expenses due to fuel price increases or fuel supply shortages;

•	the effect that fluctuating commodity prices may have on our operating revenues and expenses;

•	the general effects of a weak economy, including the resulting decreases in volumes of waste generated;

•	the effect the weather has on our quarter to quarter results, as well as the effect of extremely harsh weather on our operations;

•	possible changes in our estimates of site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments;

•	the possible impact of regulations on our business, including the cost to comply with regulatory requirements and the potential liabilities associated with disposal operations, as well as our ability to obtain and maintain permits needed to operate our facilities;

•	the effect of limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

•	possible charges against earnings as a result of shut-down operations, uncompleted development or expansion projects or other events;

•	the effects that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities;

•	possible diversions of management’s attention and increases in operating expenses due to efforts by labor unions to organize our employees;

•	the outcome of litigation or threatened litigation;

•	the need for additional capital if cash flows are less than we expect or capital expenditures are more than we expect, and the possibility that we cannot obtain additional capital on acceptable terms if needed;

•	possible errors or problems upon implementation of new information technology systems; and

•	possible fluctuations in quarterly results of operations or adverse impacts on our results of operations as a result of the adoption of new accounting standards or interpretations.

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

Overview

      The third quarter of 2004 was a strong quarter for the Company, marked by trends similar to those seen in the first two quarters. During 2004, management has been focused primarily on the following:

•	Increasing prices on our base business and improving base business yield with a focus on recouping our cost increases and improving return on capital;

•	Increasing the efficiency of our operations, primarily by focusing on improving the efficiency of low-performing business units;

•	Continuing to standardize processes across the organization;

•	Using our fixed cost structure to capitalize on growing volumes;

•	Controlling variable cost increases and reducing fixed costs; and

•	Producing free cash flow that can be used to increase shareholder value through a combination of dividends, share repurchases and accretive tuck-in acquisitions.

      Net income for the quarter was $302 million, or $0.52 per diluted share, as compared with $210 million or $0.35 per diluted share in the third quarter of 2003. Net income before cumulative effects of changes in accounting principles for the nine months ended September 30, 2004 was $662 million, or $1.14 per diluted share, as compared with $493 million, or $0.83 per diluted share for the nine months ended September 30, 2003. The increase in net income for both periods was primarily a result of favorable tax audit settlements and our ability to take advantage of our fixed cost structure on a growing revenue base, offsetting certain other rising components of cost.

      Our favorable audit settlements increased our earnings by $71 million, or $0.12 per diluted share, during the current quarter, which includes a $62 million decline in our tax provision and $9 million of after-tax interest income. The earnings impact for the nine months ended September 30, 2004 was approximately $83 million, or $0.14 per diluted share, and includes an additional decline of approximately $12 million in our tax provision for audit settlements that occurred during the first and second quarters.

      Revenues for the current quarter were up $278 million, or 9.3%, to $3.27 billion in the third quarter of 2004. For the nine months ended September 30, 2004, our operating revenues were $9.31 billion as compared with $8.66 billion for the comparable nine-month period last year. Revenues for the third quarter of 2004 include approximately $59 million, or 2.0% of current quarter revenue growth, related to clean-up efforts from the hurricanes in Florida. The remaining revenue growth in the quarter is from (i) combined average yield improvement of 2.8% from our base business, recyclable commodities and fuel surcharges and fees; (ii) volume increases driven by economic growth; and (iii) acquisitions, net of divestitures.

      Yield increase on base business improved to 0.8% in the third quarter, from 0.4% in the first half of 2004. While we continue to have reasonable success implementing annual price increases to our collection customer base, we have experienced increased price competition in the collection business in many markets. This increased competition has been characterized by offers from competitors to our customers to provide the same services at much lower prices than we are charging and lower average rates being offered by the competition on new business bids. The price competition is the greatest in our Midwestern Group, where negative yield on their base business of 2.0% was experienced in the third quarter. We have also experienced declines in yield for our landfill operations, due largely to competitive pricing on special waste that have been partially offset by yield increases on our municipal solid waste landfill operations.

      At 4.5%, internal revenue growth from volumes in the quarter was the highest we have experienced in any quarter for several years. Excluding the increase in volumes related to the hurricanes, the remaining volume growth of 2.5% is similar to the volume growth reported for the second quarter. Volume growth in 2004 has been much better than recent years. This is primarily a result of improved general economic conditions, which among other things resulted in a substantial increase in construction and demolition activity in the U.S. Consistent with that view, our volumes were most improved in the landfill, industrial collection and commercial collection lines of business, with smaller volume increases experienced in the transfer and residential collection lines of business.

      We have paid approximately $203 million, net of cash acquired, for acquisitions since the third quarter of 2003. The effect of these acquisitions was an increase of approximately 2.0% in third quarter 2004 net revenues as compared with the prior year’s quarter. Our acquisition program is directed towards maximizing the benefits of our fixed cost infrastructure by improving our collection route density and increasing our internalized waste volumes by investing in landfills and transfer stations.

      We continue our efforts to improve our operating margins. We were not successful in doing that in the third quarter, primarily as a result of (i) a significant portion of the hurricane clean-up efforts being sub-contracted to third parties resulting in relatively low margins on these revenues; (ii) higher fuel costs driven by an increase in the per gallon cost of diesel fuel and third-party fuel surcharges that have more than offset the fuel surcharge revenues we have been able to generate; and (iii) increased costs of goods sold related to our recycling line of business due to higher commodity prices. Each of these items contributed to the margin declines we experienced on this quarter’s incremental revenues. We continue to seek opportunities to reduce our operating costs and improve our margins.

      We believe that the production of free cash flow is a very important measure of our liquidity and operating results as it is indicative of our ability to pay our quarterly dividends, repurchase stock and execute our acquisition program. Free cash flow is not a measure of financial performance under generally accepted accounting principles and is not intended to replace the condensed consolidated statement of cash flows that was prepared in accordance with GAAP. Our free cash flow was $305 million for the quarter and $854 million for the nine-month period. Free cash flow is calculated by subtracting capital expenditures from net cash provided by operating activities, and adding to that the proceeds from divestitures, net of cash divested, and other sales of assets, as shown in the table below (in millions).

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004

Net cash provided by operating activities	$599	$1,618
Capital expenditures	(311)	(837)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	17	73

Free cash flow	$305	$854

      We are projecting full-year 2004 free cash flow to meet or exceed our previously stated range of $900 million to $1 billion, based on estimated net cash provided by operating activities meeting or exceeding a range of $2.1 billion to $2.2 billion, capital expenditures of between $1.25 billion and $1.3 billion, and proceeds from divestitures, net of cash divested and other sales of assets of $80 million to $100 million.

Basis of Presentation of Consolidated and Segment Financial Information

      As discussed in Notes 1 and 10 to the condensed consolidated financial statements, the following reclassifications have been made in our 2003 financial statements in order to conform to the current year presentation:

•	Mandated fees and taxes — We have conformed the prior year’s presentation of our revenues and expenses with the current year’s presentation by increasing both our revenue and our operating expenses by approximately $21 million for the three months ended September 30, 2003 and by approximately $56 million for the nine months ended September 30, 2003.

•	Cash balances — We have increased both our cash and cash equivalents and accounts payable balances at December 31, 2003 by approximately $82 million to properly reflect our gross cash balances and current liabilities. The $33 million decrease in the amount payable (from $95 million at December 31, 2002 to $62 million at September 30, 2003) has been reflected as a component of cash used in financing activities — other for the nine months ended September 30, 2003.

•	Foreign currency translation — We have decreased both our accrued liabilities balance and our accumulated other comprehensive loss at December 31, 2003 by approximately $39 million to properly reflect the impact of foreign currency translation on our consolidated Canadian operations.

•	Segments — Early in the third quarter of 2004, we implemented a market realignment that consisted of moving our Ohio operations to the Midwest Group and our Kentucky operations to the Southern Group, both of which were previously in the Eastern Group. We believe that the realignment will provide benefits to each of the operating groups affected. Specifically, the Ohio Market Area faces many of the same issues as other industrial regions in the Midwest Group and the Kentucky Market Area’s rural characteristics make it similar to other markets in the Southern Group. By balancing the revenues between each of the Groups, we will enable the Eastern Group leadership team to focus on the challenges associated with the Northeast corridor. As a result of the realignment, we have reclassified the operating results of the Ohio and Kentucky Market Areas for all periods presented to provide segment financial information that appropriately reflects our approach to managing operations.

      The supplementary financial information included in this section has been updated to reflect these changes.

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

Results of Operations for the Three and Nine Months Ended September 30, 2004

      The following table presents, for the periods indicated, the period to period change in dollars (in millions) and percentages for the respective consolidated statement of operations line items.

	Period to Period		Period to Period
	Change		Change
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004 and 2003		2004 and 2003

Statement of Operations:
Operating revenues	$278	9.3%	$646	7.5%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	210	10.8	455	8.0
Selling, general and administrative	19	6.4	28	3.0
Depreciation and amortization	20	6.2	66	6.9
Restructuring	(1)	*	(44)	*
Asset impairments and unusual items	—	*	(11)	*

	248	9.7	494	6.5

Income from operations	30	6.9	152	13.8

Other income (expense):
Interest expense, net	16	15.0	7	2.2
Equity in earnings (losses) of unconsolidated entities	(28)	*	(73)	*
Minority interest	(8)	*	(21)	*
Other, net	(2)	(100.0)	(11)	(122.2)

	(22)	(20.8)	(98)	(31.3)

Income before income taxes and cumulative effect of changes in accounting principles	8	2.4	54	6.9
Provision for income taxes	84	*	115	*

Income before cumulative effect of changes in accounting principles	$92	43.8%	$169	34.3%

*	Percentage change is not meaningful. Please refer to the explanations of these items included herein for a discussion of the relationship between current year and prior year activity.

      The following table presents, for the periods indicated, the percentage relationship that the respective consolidated statement of operations line items bear to operating revenues:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Statement of Operations:
Operating revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	65.7	64.8	65.7	65.3
Selling, general and administrative	9.7	9.9	10.2	10.6
Depreciation and amortization	10.5	10.9	10.9	11.0
Restructuring	—	—	—	0.5
Asset impairments and unusual items	(0.1)	(0.1)	(0.2)	(0.1)

	85.8	85.5	86.6	87.3

Income from operations	14.2	14.5	13.4	12.7

Other income (expense):
Interest expense, net	(2.8)	(3.5)	(3.4)	(3.7)
Equity in earnings (losses) of unconsolidated entities	(0.8)	—	(0.7)	—
Minority interest	(0.3)	(0.1)	(0.3)	—
Other, net	—	0.1	—	0.1

	(3.9)	(3.5)	(4.4)	(3.6)

Income before income taxes and cumulative effect of changes in accounting principles	10.3	11.0	9.0	9.1
Provision for income taxes	1.1	4.0	1.9	3.4

Income before cumulative effect of changes in accounting principles	9.2%	7.0%	7.1%	5.7%

Operating Revenues

      Our operating revenues for the three months ended September 30, 2004, were $3.3 billion, compared with $3.0 billion in 2003. For the nine months ended September 30, 2004, our operating revenues were $9.3 billion, as compared with $8.7 billion in 2003. Shown below (in millions) is the contribution to revenues during each period provided by our seven operating Groups and our Other North American Solid Waste, or NASW, services.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Canadian	$163	$152	$461	$419
Eastern	940	909	2,678	2,561
Midwest	709	683	2,022	1,945
Southern	917	795	2,571	2,352
Western	703	656	2,018	1,908
Wheelabrator	218	205	625	607
Recycling	197	141	558	413
Other NASW	60	52	171	146
Intercompany	(633)	(597)	(1,796)	(1,689)

	$3,274	$2,996	$9,308	$8,662

      Our operating revenues generally come from fees charged for our collection, landfill, transfer, Wheelabrator (waste-to-energy facilities and independent power production plants) and recycling services. The mix of operating revenues from our different services is reflected in the table below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Collection	$2,154	$1,983	$6,177	$5,800
Landfill	805	751	2,242	2,114
Transfer	448	423	1,258	1,175
Wheelabrator	218	205	625	607
Recycling and other	282	231	802	655
Intercompany	(633)	(597)	(1,796)	(1,689)

	$3,274	$2,996	$9,308	$8,662

      The following table provides details associated with the period-to-period change in NASW revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period to Period		Period to Period
	Change for the		Change for the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004 and 2003		2004 and 2003

Average yield:
Base business(a)	$24	0.8%	$50	0.6%
Commodity(b)	43	1.5	116	1.3
Electricity	1	—	1	—
Fuel surcharge and fees	16	0.5	26	0.3

Total	84	2.8	193	2.2
Volume(c)	133	4.5	240	2.8

Internal growth	217	7.3	433	5.0
Acquisitions(d)	59	2.0	202	2.4
Divestitures	(6)	(0.2)	(17)	(0.2)
Foreign currency translation	8	0.2	28	0.3

	$278	9.3%	$646	7.5%

a)	During the three and nine months ended September 30, 2004, base business yield improvements contributed to increased revenues in our collection, transfer and waste-to-energy operations. In our collection business, the most substantial yield improvements during the current quarter were in our industrial and residential operations, where nearly all of our operating groups experienced base business pricing improvements. Although the yields provided by our collection operations throughout 2004 have been positive, they have been partially offset by increased price competition, particularly in the Midwest, and the unfavorable impact of lower priced recycling and yard waste service programs in the South. The base business yield improvements in our transfer business throughout 2004 have been almost exclusively attributable to the Eastern portion of the United States. However, as discussed in footnote (c) below, increased pricing on our transfer business in the East has negatively affected our volume-related revenue in that region. The base business yield increases during 2004 have been partially offset by average yield declines in our landfill operations. This decline is primarily the net result of increased pricing for municipal solid waste disposal in the East and West, which was more than offset by the continued impact of lower pricing for special waste in the South and Midwest.

b)	Revenue was positively affected by price increases in all of the recycling commodities that we process. Average prices for old corrugated cardboard and old newsprint, two commodities that make up a substantial portion of our recycling revenues, are up approximately 36% and 29%, respectively, for the third quarter of 2004 when compared with the comparable prior year period. However, a significant portion of increases from commodity prices is rebated to our suppliers, increasing our cost of goods sold.

c)	During both the three and nine months ended September 30, 2004, we experienced significant volume-related revenue increases in our collection and landfill businesses, driven principally by our Southern and Western Groups. A substantial portion of volume-related revenue growth is due to the volume increases each of our operating groups has experienced in its industrial and commercial collection operations. Additionally, hurricane clean-up efforts significantly affected the Southern Group’s third quarter volume-related revenues, providing approximately $59 million of the current quarter’s increase. Landfill volume increases have also provided significant revenue improvements during the year, particularly our special waste volume increases in the Midwest and South during the third quarter of 2004. In the East, volumes from our transfer and residential collection businesses have declined significantly during the current quarter. As discussed in (a) above, these declines can largely be attributed to increased pricing in that region. The decreases experienced in the East have been more than offset by increased transfer and residential collection volumes in the South and West, which have made substantial contributions to revenue growth throughout the nine-month period. Excluding the impact of hurricanes, we believe that a relatively strong economic environment has driven our volume-related revenue improvements.

d)	This increase is largely related to the current year impact of our acquisition of collection assets from Allied Waste Industries, Inc. in the third and fourth quarters of 2003. Other acquisitions of recycling, transfer and waste-to-energy businesses consummated subsequent to the third quarter of 2003 also provided notable increases in revenues during the current quarter and nine-month period.

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

      The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months				Nine Months
	Ended September 30,				Ended September 30,

	2004	2003	Change		2004	2003	Change

Labor and related benefits	$739	$702	$37	(a)	$2,174	$2,054	$120	(a)
Transfer and disposal costs	336	315	21	(b)	956	886	70	(b)
Maintenance and repairs	172	169	3		528	519	9
Subcontractor costs	264	184	80	(c)	646	513	133	(c)
Cost of goods sold	163	127	36	(d)	455	365	90	(d)
Fuel	103	80	23	(e)	286	245	41	(e)
Disposal and franchise fees and taxes	165	158	7		469	445	24
Other	209	206	3		597	629	(32	)(f)

	$2,151	$1,941	$210		$6,111	$5,656	$455

a)	These increased costs are the result of (i) higher salaries and hourly wages when compared with prior year due to annual merit increases; (ii) increased overtime costs due in part to increased volumes; and (iii) salary costs related to acquisitions made in the second half of 2003 and early 2004. Additionally, our costs for employee benefits, principally health care, have continued to rise in 2004. All of these increases have been partially offset by savings realized as a result of our 2003 workforce reductions.

b)	The increases are due principally to volume increases from both general operating activities and acquisitions.

c)	These cost increases are primarily due to higher volumes we have experienced throughout the year, including increased subcontractor costs of approximately $46 million in the current quarter attributable to hurricane clean-up services provided by our Southern Group. Also contributing to the increases are (i) the impact of acquisitions; (ii) increased third-party transportation costs in our Western Group due to the service requirements of certain event work; (iii) higher fuel surcharges paid to third party subcontractors; and (iv) additional transportation costs in our Eastern Group due to capacity constraints at some of our landfills.

d)	Our Recycling Group provides our suppliers with rebates that are driven by market prices of recyclable commodities, which means that the increase in cost of goods sold correlates directly to the increase in the market prices of these commodities and our revenue yield. Therefore, there is a relatively insignificant net impact on our operating results from changing commodity prices.

e)	We experienced an average increase of $0.36 per gallon for the current quarter and $0.19 per gallon for the year-to-date period when compared with the corresponding prior year periods. However, a significant portion of this cost increase is offset by our fuel surcharges to customers.

f)	The primary reason for the decrease is the impact of the December 31, 2003 consolidation of two special purpose type variable interest entities from which we lease three waste-to-energy facilities. Prior to the consolidation of these entities, we accounted for these arrangements as operating leases. The consolidation of these entities has, therefore, resulted in a decline in rental expense in 2004, which was partially offset by increases in depreciation, interest expense and minority interest expense.

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

      The following table summarizes the major components of our selling, general and administrative costs for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months				Nine Months
	Ended				Ended
	September 30,				September 30,

	2004	2003	Change		2004	2003	Change

Labor and related benefits	$185	$176	$9	(a)	$558	$547	$11	(a)
Professional fees	45	34	11	(b)	118	106	12	(b)
Provision for bad debts	13	8	5	(c)	37	33	4
Other	73	79	(6)		236	235	1

	$316	$297	$19		$949	$921	$28

a)	The increased costs were the result of (i) increased commissions paid to our sales personnel; (ii) higher salaries and hourly wages that were partially offset by the 2003 workforce reductions; and (iii) current period severance related expenses. A decline in our use of contract labor has partially offset these increases.

b)	The increases were the result of higher litigation and defense costs and consulting fees for both general business reasons and our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

c)	The current quarter increase in our provision for bad debts is the result of a significant current quarter increase in our accounts receivable balances. The increase in receivables relates to both an increase in our days sales outstanding of approximately two days and an increase in average daily revenues. A significant portion of this increase can be attributed to receivables related to hurricane clean-up services that we currently expect will be paid by the Federal Emergency Management Agency in 2005.

Other Components of Income From Operations

      The following table summarizes the remaining components of income from operations for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months				Nine Months
	Ended				Ended
	September 30,				September 30,

	2004	2003	Change		2004	2003	Change

Depreciation and amortization	$345	$325	$20	(a)	$1,018	$952	$66	(a)
Restructuring	(1)	—	(1	)(b)	(1)	43	(44	)(b)
Asset impairments and unusual items	(2)	(2)	—	(c)	(20)	(9)	(11	)(c)

a)	The increases are primarily related to (i) an increase in landfill airspace amortization due to higher volumes at our landfills and an increase in the per ton amortization rate; (ii) increased information technology depreciation expense recognized as a result of placing additional enterprise-wide software systems into service during the latter half of 2003; and (iii) increased depreciation expense for our Wheelabrator Group as a result of consolidating two variable interest entities.

b)	In February 2003 we reduced the number of market areas that make up our geographic operating Groups and reduced certain overhead positions to streamline our organization. As a result, we incurred approximately $20 million in one-time employee severance and benefit costs. The operational efficiencies provided by the February 2003 organizational changes enabled us to further reduce our workforce in June 2003. In the second quarter of 2003, we recorded $23 million of pre-tax charges for employee severance and benefit costs associated with this workforce reduction. During the current quarter, we recorded a $1 million credit to reduce our accrual for severance costs associated with these workforce reductions.

c)	Approximately $14 million of the gains realized during the nine month period is attributable to divestiture activity, primarily the divestiture of certain Port-O-Let® operations during the first quarter. The remaining current year activity is the result of adjustments to our estimated obligations associated with our non-solid waste services that were divested by March 31, 2002 and the receipt of cash from a third-party for a previously settled remedial obligation. We are currently assessing our options with respect to the implementation of a revenue management system. Although no impairment has been required through September 30, 2004, there are certain reasonably possible implementation alternatives that could result in an impairment.

Income From Operations by Reportable Segment

      The following table summarizes income from operations by reportable segment for the three and nine months ended September 30, 2004 and 2003 and provides explanations of significant factors contributing to the identified variances (in millions):

	Three Months				Nine Months
	Ended				Ended
	September 30,				September 30,

	2004	2003	Change		2004	2003	Change

Canadian	$18	$19	$(1)		$48	$43	$5
Eastern	96	90	6		249	223	26	(a)
Midwest	103	102	1		264	255	9
Southern	167	155	12	(b)	492	441	51	(b)
Western	101	96	5		284	263	21	(c)
Wheelabrator	87	60	27	(d)	213	173	40	(d)
Recycling	8	(1)	9		25	(2)	27	(e)
Other NASW	(11)	(7)	(4)		(23)	(13)	(10)

Total NASW	$569	$514	$55		$1,552	$1,383	$169

a)	This increase was driven primarily by (i) revenue growth due to increased average yield across all major lines of business, which was partially offset by volume declines in landfill, transfer and residential collection operations throughout the year; (ii) the impact of one-time employee severance and benefit costs incurred as part of the February and June 2003 restructurings; (iii) higher operating expenses incurred in 2003 because of the first quarter’s harsh weather conditions; and (iv) acquisitions. These earnings improvements were partially offset by increased costs for the transportation of waste and labor and an increase in landfill amortization expense.

b)	Operating income in 2004 has been favorably affected by (i) positive internal revenue growth, largely due to volume increases in higher margin landfill operations; (ii) acquisitions; (iii) increased revenue as a result of the hurricanes in the region during the current quarter; (iv) the impact of one-time employee severance and benefit costs incurred as part of the February and June 2003 restructurings; and (v) various operating and administrative cost reductions.

c)	The increase is primarily attributable to revenue growth, which is largely due to increased volumes in industrial collection and transfer operations and average yield improvements in our commercial and residential collection operations.

d)	The increases were due in large part to (i) positive internal revenue growth driven by improved electricity pricing and average yield improvements on long-term disposal contracts; and (ii) the consolidation of two special purpose variable interest entities on December 31, 2003, which has increased income from operations as a result of decreased operating costs, partially offset by increases in depreciation expense (the impact of the consolidation of these entities on income before income taxes is further reduced by increases in interest expense and minority interest expense). The comparison of current nine-month operating results with the same prior year period is also affected by an $11 million favorable settlement of a legal dispute during the second quarter of 2003.

e)	The Recycling Group’s 2004 operating revenues have been favorably affected by significantly higher market prices for recycling commodities. Improvements in the market prices for these commodities provide marginal increases to our income from operations because a substantial portion of changes in market prices are generally passed on as rebates to our suppliers. These favorable market conditions, and to a lesser extent, accretive acquisitions, were the primary drivers of the current year’s increase in earnings.

Other Components of Income Before Cumulative Effect of Changes in Accounting Principles

      The following summarizes the other major components of our income before cumulative effect of changes in accounting principles for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months				Nine Months
	Ended				Ended
	September 30,				September 30,

	2004	2003	Change		2004	2003	Change

Interest expense, net	$91	$107	$(16	)(a)	$313	$320	$(7)
Equity in losses (earnings) of unconsolidated entities	27	(1)	28	(b)	70	(3)	73	(b)
Minority interest	10	2	8	(c)	26	5	21	(c)
Other, net	—	(2)	2		2	(9)	11
Provision for income taxes	35	119	(84	)(d)	178	293	(115	)(d)

a)	The decrease is attributable to an $18 million increase in interest income, $15 million of which was realized as a result of the favorable audit settlements discussed in footnote (d).

b)	In the first and second quarters of 2004, we acquired an equity interest in two coal-based synthetic fuel production facilities. We account for our investments in these entities using the equity method of accounting and their related losses are the reason for the quarter-over-quarter and year-over-year change in equity in losses (earnings) of unconsolidated entities. This impact would not have been incurred if we had not acquired the minority ownership interest in the facilities, and if, for some reason, the tax credits generated by the facilities were no longer allowable under Section 29 of the Internal Revenue Code, we would no longer incur these financial impacts. Additional information related to these investments is included in Note 4 to the condensed consolidated financial statements.

c)	The increase is primarily attributable to the consolidation of two special purpose type variable interest entities on December 31, 2003 as a result of our implementation of FIN 46. Additional information related to the consolidation of these entities is included in Note 9 to the condensed consolidated financial statements.

d)	The tax benefits that we will realize as a result of the investments discussed in footnote (b) have been reflected as a reduction to our provision for income taxes. This resulted in a decrease in our tax provision of approximately $39 million for the three months ended September 30, 2004 and approximately $93 million for the nine months ended September 30, 2004, which more than offset the equity losses and interest expense realized during each period. Additionally, our tax provision includes the realization of a net benefit of approximately $62 million for the three months ended September 30, 2004 and $74 million for the nine-month period for tax audit settlements that occurred during the year. This decrease in our tax provision has been partially offset by an increase in our overall provision for income taxes as a result of the increase in our consolidated pre-tax income.

Cumulative Effect of Changes in Accounting Principles

      On March 31, 2004, we recorded a credit of approximately $8 million, net of taxes, or $0.01 per diluted share, as a cumulative effect of change in accounting principle as a result of the consolidation of previously unrecorded trusts as required by Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities. See Note 9 to the condensed consolidated financial statements.

      In the first quarter of 2003, we recorded a charge of $46 million, net of taxes, or $0.08 per diluted share, to cumulative effect of changes in accounting principles for the adoption of certain accounting changes described below.

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

      We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (i) the construction and expansion of our landfills; (ii) additions to and maintenance of our trucking fleet; (iii) refurbishments and improvements at waste-to-energy and materials recovery facilities; (iv) the container and equipment needs of our operations; and (v) capping, closure and post-closure activities at our landfills. Beginning in 2002, we committed ourselves to providing our shareholders with a return on their investment through our share repurchase program, and in 2004 began a quarterly dividend program. We also continue to invest in acquisitions that we believe will provide continued growth in our core business. Our Board of Directors has approved a new capital allocation program that provides for up to $1.2 billion in aggregate dividend payments and share repurchases each year during 2005, 2006 and 2007.

Summary of Cash and Restricted Fund Balances and Debt Obligations

      The following is a summary of our cash, restricted fund and debt balances as of September 30, 2004 and December 31, 2003 (in millions):

	September 30,	December 31,
	2004	2003

Cash and cash equivalents	$619	$217

Restricted funds:
Tax-exempt bond funds	$382	$465
Closure, post-closure and remediation funds	200	186
Debt service funds	50	89
Other	17	12

Total restricted funds	$649	$752

Debt:
Current portion	$635	$514
Long-term portion	8,152	7,997

Total debt	$8,787	$8,511

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$160	$168

      Cash and cash equivalents — Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less. The changes in our cash balance from December 31, 2003 are discussed in the “Summary of Cash Flow Activity” section below.

      Restricted funds — Restricted funds consist primarily of funds held in trust for the construction of various facilities or repayment of debt obligations, funds deposited in connection with landfill closure, post-closure and remedial obligations and insurance escrow deposits. These balances are primarily included within long-term other assets in our condensed consolidated balance sheets.

•	Tax-exempt bond funds — We obtain funds from the issuance of industrial revenue bonds for the construction of collection and disposal facilities. Proceeds from these arrangements are directly deposited into trust funds, and we do not have the ability to use the funds in regular operating activities. Accordingly, these amounts are reported as an investing activity when the cash is released from the trust funds and as a financing activity when the industrial revenue bonds are repaid from our cash balances. During the nine months ended September 30, 2004, we received approximately $293 million from these funds for approved capital expenditures.

•	Closure, post-closure and remedial funds — At several of our landfills, we provide financial assurance by depositing cash into escrow accounts or trust funds that are restricted for purposes of settling closure, post-closure and remedial obligations. These balances will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and remedial activities; (iii) acquisitions or divestitures of landfills; and (iv) changes in the fair value of the underlying financial instruments.

•	Debt service funds — Funds are held in trust to meet future principal and interest payments required under certain of our tax-exempt project bonds.

Debt

      Revolving credit and letter of credit facilities — The table below summarizes the credit capacity, maturity and outstanding letters of credit under our revolving credit facilities and principal letter of credit facilities outstanding at September 30, 2004 (in millions). We also had an additional $110 million in outstanding letters of credit at September 30, 2004 that have been issued under various arrangements, none of which provide for committed capacity by the fronting financial institution.

			Outstanding
	Total Credit		Letters of
Facility	Capacity	Maturity	Credit

Three-year revolving credit facility(a)	$650	June 2005	$87
Five-year revolving credit facility(a)	1,750	June 2006	1,266
Five-year letter of credit and term loan agreement(b)	15	June 2008	15
Five-year letter of credit facility(b)	350	December 2008	350
Seven-year letter of credit and term loan agreement(b)	175	June 2010	174
Ten-year letter of credit and term loan agreement(b)	105	June 2013	105

Total	$3,045		$1,997

a)	These facilities provided us with credit capacity that could be used for either cash borrowings or letters of credit. At September 30, 2004, no borrowings were outstanding under these facilities, and we had unused and available credit capacity of approximately $1,047 million. As described below, these facilities were replaced with a new facility in October 2004.

b)	These facilities have been established to provide us with letter of credit capacity. In the event of an unreimbursed draw on a letter of credit, the amount of the draw paid by the letter of credit provider generally converts into a term loan for the remaining term under the respective agreement or facility. Through September 30, 2004 we had not experienced any unreimbursed draws on our letters of credit.

     We have used each of these facilities to support letters of credit that we issue to support our insurance programs, certain tax-exempt bond issuances, municipal and governmental waste management contracts, closure and post-closure obligations and disposal site or transfer station operating permits. These facilities require us to pay fees to the lenders and our obligation is generally to repay any draws that may occur on the letters of credit. We expect that similar facilities may continue to serve as a cost efficient source of this form of financial assurance in the future, and we continue to assess our financial assurance requirements to ensure that we have adequate letter of credit and surety bond capacity in advance of our business needs.

      The letters of credit we have issued generally have a one-year term, and therefore, as of September 30, 2004, the three-year $650 million syndicated revolving credit facility, which had a maturity date in June 2005, was no longer a viable source to support new letters of credit. On October 15, 2004, we replaced our three-year $650 million and five-year $1.75 billion revolving credit facilities with a single, five-year $2.4 billion syndicated revolving credit facility.

      Senior notes — During March 2004 we issued $350 million of 5.0% senior notes due March 15, 2014. The net proceeds of the offering were approximately $346 million after deducting underwriters’ discounts and expenses. We used these proceeds to repay $150 million of 8.0% senior notes due April 30, 2004 and $200 million of 6.5% senior notes due May 15, 2004. As of September 30, 2004, we had $295 million of 7.0% senior notes due October 1, 2004, which were paid with cash on hand at maturity. We also have $100 million of 7.0% senior notes due May 15, 2005 that we currently expect to redeem with available cash.

      Tax-exempt bonds — We issued approximately $245 million of tax-exempt bonds during the nine months ended September 30, 2004, $35 million of which was issued to refinance higher rate tax-exempt bonds. We actively issue tax-exempt bonds as a means of accessing low-cost financing for capital expenditures. The proceeds from these financing arrangements are deposited directly into trust funds and may only be used for the specific purpose for which the money was raised, which is generally the construction of collection and disposal facilities. As we spend monies on the specific projects being financed, we are able to requisition cash from the trust funds. As discussed in the restricted funds section above, we have approximately $382 million held in trust for future spending as of September 30, 2004. During the nine months ended September 30, 2004, we received $293 million from these funds for approved capital expenditures.

      As of September 30, 2004, approximately $590 million of our tax-exempt bonds are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit, that were issued under our $1.75 billion, five-year revolving credit facility, that guarantee repayment of the bonds in this event. During the second quarter of 2004, we fixed the interest rates of approximately $379 million of tax-exempt bonds that had previously been remarketed on a weekly basis. With our use of interest rate derivatives, we were able to maintain our existing level of interest rate risk. Because our variable-rate tax-exempt bonds require letter of credit support, fixing the interest rates of these debt instruments resulted in a decrease in our financial assurance needs.

      Tax-exempt project bonds — Tax-exempt project bonds are used by our Wheelabrator Group to finance the development of waste-to-energy facilities. The bonds generally require periodic principal installment payments. As of September 30, 2004, approximately $46 million of these bonds are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. Repayment of these bonds has been guaranteed with letters of credit issued under our five-year revolving credit facility. Approximately $44 million of these bonds will be repaid with available cash within the next twelve months.

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

      Interest rate swaps — We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of September 30, 2004, the interest payments on approximately $2.6 billion of our fixed rate debt have been swapped to variable rates, allowing us to maintain approximately 64% of our debt at fixed interest rates and approximately 36% at variable interest rates. Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by approximately $160 million as of September 30, 2004 and approximately $168 million at December 31, 2003.

Summary of Cash Flow Activity

      The following is a summary of our cash flows for the nine months ended September 30, 2004 and 2003 (in millions):

	Nine Months Ended
	September 30,

	2004	2003	Change

Net cash provided by operating activities	$1,618	$1,286	$332

Net cash used in investing activities	$(583)	$(762)	$179

Net cash used in financing activities	$(633)	$(299)	$(334)

      Net Cash Provided by Operating Activities — Cash flows generated from operations for the nine months ended September 30, 2003 were favorably affected by $109 million for the termination of interest rate swap agreements before their scheduled maturities and negatively affected by a $259 million net cash outflow for the settlement of our securities class action lawsuit in the third quarter of 2003. Settlement related activity impacting our operating cash flows during the nine-month period ended September 20, 2003 includes: (i) the final cash payment of $377 million plus accrued interest; (ii) use of insurance proceeds of approximately $87 million to settle the remainder of the $457 million provided for under the settlement agreement; (iii) second and third quarter tax benefits of approximately $66 million and $36 million, respectively; and (iv) related net settlement recoveries of approximately $16 million. We have excluded the net $150 million decrease to the prior nine-month period from our discussion because of the non-recurring nature of those items.

      After excluding those items, our cash flows generated from operations have increased by approximately $182 million, from $1,436 million during the nine months ended September 30, 2003 to $1,618 million in the current year period. The increase is primarily the result of our improved profitability, as well as the realization of tax savings associated with our investments in two coal-based synthetic fuel production facilities. These favorable items were partially offset by a net decline in our working capital deficit, which was driven by an increase in our receivables. The increase in receivables relates to both a current year increase in our days sales outstanding of approximately two days and an increase in average daily revenues for the nine months ended September 30, 2004 as compared with the corresponding prior year period. The significant change in our days sales outstanding during the current year can largely be attributed to receivables related to hurricane clean-up services that we expect will be paid by the Federal Emergency Management Agency in 2005.

      Net Cash Used in Investing Activities — The $179 million decrease in cash used in investing activities is primarily due to a decline in acquisition spending, from $244 million during the nine months ended September 30, 2003 to $110 million in the current year period. In recent years, our business acquisition strategy has been to focus on tuck-in acquisitions, which are relatively small, accretive businesses that will easily integrate with, and provide value to, our existing operations. However, our 2003 acquisition activity was uncharacteristically high because of a few relatively large acquisitions, particularly in our recycling line-of-business, that were made in addition to numerous smaller tuck-in acquisitions. Our current market development and capital allocation strategies reflect our desire to continue to invest in businesses that will enable us to effectively utilize our existing assets and the development or acquisition of disposal assets, which tend to provide higher returns on investment and operating margins. We intend to continue to make accretive tuck-in investments throughout the remainder of 2004. However, we currently expect cash paid for acquisitions to be less than our original $250 million target for the full year.

      Also contributing to the current period decrease was an $80 million increase in net receipts from restricted funds and a $29 million increase in proceeds from divestitures and other sales of assets. Through September 30, 2004, proceeds from divestitures, net of cash divested, and other sales of assets were approximately $73 million. We are currently expecting total 2004 proceeds to be between $80 million and $100 million. Our projection of proceeds from divestitures for 2004 does not include the effect of compliance with a Divestiture Order from the Canadian Competition Bureau that requires the divestiture of one of our landfills because we received a stay of the Divestiture Order in August 2004. There continues to be uncertainty associated with the potential impact and timing of the Divestiture Order. We expect to obtain legal and regulatory resolutions late in the fourth quarter, which could result in our having to divest of the landfill. If this occurred, the divestiture could take place as early as the fourth quarter of 2004.

      These declines have been partially offset by a $39 million increase in capital expenditures, from $798 million during the nine months ended September 30, 2003 to $837 million in the current year period. We expect that total 2004 capital expenditures will be in the range of $1.25 billion to $1.3 billion, which is a level of spending consistent with the $1.2 billion in cash resources used for capital expenditures in 2003.

      Net Cash Used in Financing Activities — The primary reason for the $334 million increase in net cash used in financing activities is the payment of our quarterly dividends, which has resulted in $326 million in cash payments during the year. Our Board of Directors approved our quarterly dividend program during the first quarter of 2004, and we have declared and paid a dividend of $0.1875 per share of common stock in each of the first three quarters of 2004, compared with the prior year’s annual $0.01 per share dividend, which was paid in the fourth quarter of 2003. On October 12, 2004, we declared our fourth quarterly dividend, which will be paid on December 23, 2004 to stockholders of record as of December 1, 2004. Based on shares outstanding as of September 30, 2004, the payment of this dividend will result in a fourth quarter cash outlay of approximately $107 million and total payments of $433 million in 2004.

      We paid approximately $353 million for share repurchases during the nine months ended September 30, 2004, an $89 million increase from the $264 million we paid during the comparable prior year period. During the second and third quarters of 2004, we purchased approximately 11.7 million shares of our common stock for a weighted average price of $28.22 per common share, or approximately $329 million, and in the first quarter made a cash payment of approximately $24 million to settle repurchases made in December 2003. Our current capital allocation program authorizes up to $1 billion for stock repurchases and cash dividends this year. We currently expect total 2004 share repurchases and cash dividends to be in the range of $850 million to

$925 million. Since the inception of the repurchase program in February 2002, we have repurchased approximately 72 million shares of our common stock at a net cost of approximately $1.9 billion.

      Net debt repayments during the nine months ended September 30, 2004 were approximately $86 million, an increase of $70 million from the corresponding prior year period. The following summary shows our most significant borrowings and debt repayments made during the current year:

•	proceeds of approximately $346 million from the March 2004 issuance of $350 million of 5.0% senior notes;

•	repayment of $150 million of 8.0% senior notes that matured in April 2004 and $200 million of 6.5% senior notes that matured in May 2004; and

•	repayments of approximately $25 million of tax-exempt bonds, $16 million of tax-exempt project bonds and $43 million of other debt.

      Offsetting these net cash outflows are cash receipts of approximately $150 million for common stock option and warrant exercises, which is a $129 million increase in the cash generated by this activity year-over-year.

Off-Balance Sheet Arrangements

      We are party to (i) lease agreements with unconsolidated variable interest entities and (ii) guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 8 to the condensed consolidated financial statements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the three or nine-month periods ended September 30, 2004 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Seasonal Trends and Inflation

      Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the summer, such as the hurricanes experienced during the third quarter of 2004, actually increase our revenues in the areas affected, although, for several reasons, including significant start-up costs, such revenues tend to be low margin. Conversely, harsh winter weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of those periods. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months for scheduled maintenance at our waste-to-energy facilities.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

			Total Number of Shares	Approximate Maximum Dollar
	Total Number	Average	Purchased as Part of	Value of Shares that May Yet
	of Shares	Price Paid	Publicly Announced	be Purchased Under the Plans
Period	Purchased	per Share(a)	Plans or Programs(b)	or Programs (c)

July 1 — 31	1,068,000	$29.41	1,068,000	$447 million
August 1 — 31	6,780,900	$27.74	6,780,900	$259 million
September 1 — 30	738,100	$28.07	738,100	$238 million

Total	8,587,000	$27.98	8,587,000	$238 million

a)	This amount represents the weighted average price paid per common share and includes a per share commission paid for all repurchases.

b)	In February 2002, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $1 billion of shares of our common stock could be purchased each year through 2004. In August 2003 we announced that beginning in 2004, the $1 billion approved would be available for stock repurchases and a quarterly dividend program. All of our equity repurchases in 2004 have been made pursuant to that program.

c)	The disclosure of the maximum approximate dollar value of shares yet to be purchased under the program is required by the SEC. These amounts are not necessarily an indication of the amount we intend to repurchase in the remainder of the year they are merely the amounts we are authorized to repurchase pursuant to our current capital allocation program. As discussed in footnote (b), the amount of capital available for share repurchases during 2004 is $1 billion, net of dividends paid. During the six months ended June 30, 2004, we declared and paid approximately $218 million in dividends and repurchased approximately $89 million of our common stock. The dollar amounts yet to be purchased also exclude the impact of the $108 million of dividend payments during the third quarter of 2004 and the estimated $107 million dividend payment that we expect to make in December 2004 as a result of our recent dividend declaration.

Item 6.	Exhibits.

Exhibit
No.		Description

10.1	—	$2.4 Billion Revolving Credit Agreement dated as of October 15, 2004, by and among Waste Management, Inc., Waste Management Holdings, Inc. and Certain Banks and Citibank, N.A. as Administrative Agent, JPMorgan Chase Bank and Bank of America, N.A. as Syndication Agents and Barclays Bank PLC and Deutsche Bank AG as Documentation Agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC as Lead Arrangers and Book Managers.
12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.

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

Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: October 28, 2004

INDEX TO EXHIBITS

Exhibit
No.		Description

10.1	—	$2.4 Billion Revolving Credit Agreement dated as of October 15, 2004, by and among Waste Management, Inc., Waste Management Holdings, Inc. and Certain Banks and Citibank, N.A. as Administrative Agent, JPMorgan Chase Bank and Bank of America, N.A. as Syndication Agents and Barclays Bank PLC and Deutsche Bank AG as Documentation Agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC as Lead Arrangers and Book Managers.
12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.