Form 10-K
period 2004-12-31
WASTE MANAGEMENT INC
filed 2005-02-17
CIK 823768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2004, was approximately $17.7 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

      The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 11, 2005 was 568,473,943 (excluding treasury shares of 61,808,518).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to

Proxy Statement for the 2005 Annual Meeting of Stockholders	Part III

PART I

Item 1.	Business.

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

      We are the leading provider of integrated waste services in North America. Through our subsidiaries we provide collection, transfer, recycling and resource recovery, and disposal services. We are also a leading developer, operator and owner of waste-to-energy facilities in the United States. Our customers include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities and governmental entities. During 2004, none of our customers accounted for more than 1% of our operating revenue. We employed approximately 51,000 people as of December 31, 2004.

      Our parent company was incorporated in Oklahoma in 1987 under the name “USA Waste Services, Inc.” and was reincorporated as a Delaware company in 1995. In a 1998 merger, Waste Management, Inc., an Oakbrook, Illinois based waste services company, became a 100% owned subsidiary and changed its name to Waste Management Holdings, Inc. At the same time, our parent company changed its name to Waste Management, Inc. Our principal executive offices are located at 1001 Fannin Street, Suite 4000, Houston, Texas 77002. Our telephone number at that address is (713) 512-6200. Our website address is http://www.wm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are all available, free of charge, on our website as soon as practicable after we file the reports with the SEC. Our stock is traded on the New York Stock Exchange under the symbol “WMI.”

Strategy

      Under varying economic conditions, we must achieve operational excellence in order to be successful for our stockholders. Due to challenging economic conditions in recent years, our principal operational focus was on reducing our cost structure. Now that we have seen economic conditions improve, we are focusing our operations on a combination of growth, productivity improvements and continued cost cutting. Our plan for growth will be grounded in margin expansion from better pricing while continuing to cut costs, and we will apply a disciplined approach to growing our returns from new capital investments.

      We will pursue operational excellence by focusing on what we are doing well, particularly by focusing on the areas of safety, maintenance and productivity. We are committed to finding the best practices throughout our organization and standardizing those practices and processes throughout the Company. We recently announced a landfill pricing study at 30 of our landfills, where we will gather and analyze information to assist us in understanding the reactions to our price increases in various markets in the United States and Canada. Additionally, we are continuing to put in place information systems that will provide our people with the necessary resources to make better decisions. To determine which practices work, and which do not, we rely heavily on our people in the field. We are also giving local management more latitude to apply our best practices in their specific circumstances. Finally, we believe that we can achieve operational excellence by continuing to focus on our core business and related services. Our goal is to be best in class, and we have initiated several programs and efforts to ensure that we provide the highest level of service to our customers.

      We are sustained by our strategic assets. We have a large North American presence, including 286 landfills that we own or operate, which we intend to use to distinguish our Company from our competition. We plan to continue to do that through such programs as our National Accounts. Our national presence and our experience allow us to provide large, multi-location commercial and industrial customers with a single point of contact for nation-wide services at competitive pricing. Additionally, we intend to grow our In-Plant Services model, where we use our skills and resources to manage customers’ waste needs by having our employees work on-site to reduce waste, increase recycling and lower overall costs of disposal, and to provide innovative waste service solutions.

      We also intend to continue to use the cash that we generate to reinvest in our business through capital expenditures, using a disciplined process to make investments in those locations and lines of business that offer superior margins and return on capital. We will continue our tuck-in acquisition program, primarily seeking collection operations that overlay our existing route structure and are strategically located near our existing disposal sites. Permitted landfills, transfer stations or waste-to-energy facilities are also attractive acquisition candidates. At the same time, we are reviewing our under performing operations and assessing them for opportunities to improve their performance. We expect that there may be no easy solutions for certain of these under-performing operations, and we may elect to seek exit strategies, which may include exiting lines of businesses, not renewing or bidding on certain contracts, or offering certain assets for sale to others.

      We have developed goals for our Company for 2005 and beyond that are designed to help us achieve operational excellence. These goals were developed around the concept of providing service to, fostering relationships with, or otherwise benefiting five key stakeholders:

•	our customers,

•	our employees,

•	the environment,

•	the communities in which we work, and

•	our shareholders.

      By focusing on these key stakeholders, we believe we can achieve our goal of operational excellence. We have developed the following goals, objectives and initiatives around our stakeholders:

•	To be the waste solutions provider of choice for customers — We believe that we can differentiate ourselves from the competition by having superior assets and providing extraordinary customer service. Through our ServiceMachine, a program that we use to track and measure our customer service performance, we continue to focus on retaining strong business relationships and securing new business by continuing to improve the service we give our customers.

•	To be a best place to work for employees — We recently established our Team 200, a group of our top employees that will work closely with senior management to develop plans and strategies and address critical issues. We are also implementing integrated training strategies, including those focused on ethics, diversity and inclusion as well as safety. Finally, a main emphasis in 2005 is career development, and the implementation of strategies to recruit, hire and retain valued employees.

•	To be a leader in promoting environmental stewardship — We pride ourselves on our commitment to the environment. However, we believe there is always room for improvement. In addition to our continued focus on conducting our operations in accordance with the highest standards, we intend to continue development of technologies for resource conservation and recovery, such as our bioreactor and landfill gas beneficial use.

•	To be a trusted and valued community partner — We embrace the opportunity to be a good corporate citizen and a partner with the communities in which we operate. One of our focuses for the year 2005 is to increase our educational programs and to continue to participate in community events and initiatives.

•	To maximize shareholder value — We have also established programs to provide cash returns to our stockholders. In 2004, our Board of Directors announced that it had approved a new capital allocation program that provides for up to $1.2 billion for stock repurchases and dividend payments each year in

2005 through 2007. Additionally, the Board of Directors announced that it expects dividends to be $0.20 per share per quarter beginning in 2005. All future dividend declarations are at the discretion of the Board of Directors, and future repurchases of common stock are to be made at the discretion of management. Future dividend declarations and share repurchases depend on various factors, including our net earnings, financial condition, cash required for future prospects and other relevant factors. On January 28, 2005, the Board declared our first quarterly dividend under the program of $0.20 per share, which will be paid on March 24, 2005 to stockholders of record as of March 1, 2005.

Operations

General

      We manage and evaluate our operations through seven operating Groups, five of which are organized by geographic area and the other two of which are organized by function. The geographic Groups include our Eastern, Midwest, Southern, Western and Canadian Groups, and our two functional Groups are the Recycling and Wheelabrator Groups. These seven operating Groups represent our reportable segments.

      These reportable segments, when combined with certain other operations not managed through any of the seven Groups, comprise our North American Solid Waste, or “NASW,” operations. NASW, our core business, provides integrated waste management services consisting of collection, disposal (solid and hazardous waste landfills), transfer, waste-to-energy facilities and independent power production plants that are managed by Wheelabrator, recycling and other services to commercial, industrial, municipal and residential customers throughout the United States, Puerto Rico and Canada. The operations not managed through our seven Groups, which include third-party sub-contracted services managed by our national accounts organization, methane gas recovery, rentals and other miscellaneous services, are presented in this report as “Other NASW.”

      The table below shows the total revenues (in millions) contributed annually by each of our reportable segments in the three-year period ended December 31, 2004. As discussed in Note 2 to the consolidated financial statements, the 2003 and 2002 information has been presented in conformity with our current year presentation. More information about our results of operations by reportable segment is included in Note 20 to the consolidated financial statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

	Years Ended December 31,

	2004	2003	2002

Canadian	$635	$573	$524
Eastern	3,578	3,442	3,338
Midwest	2,698	2,601	2,616
Southern	3,480	3,149	3,105
Western	2,711	2,560	2,506
Wheelabrator	835	819	789
Recycling	745	567	314
Other NASW	238	200	91
Intercompany	(2,404)	(2,263)	(2,080)

Total NASW	12,516	11,648	11,203
Non-NASW (Divested Operations)	—	—	8

Net operating revenues	$12,516	$11,648	$11,211

NASW

      The services provided by our NASW segments include collection, landfill (solid and hazardous waste landfills), transfer, Wheelabrator (waste-to-energy facilities and independent power production plants), recycling, and other services, as described below. The following table shows revenues (in millions) contributed by these services for each of the three years indicated:

	Years Ended December 31,

	2004	2003	2002

Collection	$8,318	$7,782	$7,588
Landfill	3,004	2,834	2,811
Transfer	1,680	1,582	1,460
Wheelabrator	835	819	789
Recycling and other	1,083	894	635
Intercompany	(2,404)	(2,263)	(2,080)

Total NASW	$12,516	$11,648	$11,203

      Collection. Our commitment to customers begins with a vast waste collection network. Collection involves picking up and transporting waste from where it was generated to a transfer station or disposal site. We generally provide collection services under two types of arrangements:

•	For commercial and industrial collection services, typically we have a one to three-year service agreement. The fees under the agreements are influenced by factors such as collection frequency, type of collection equipment furnished by us, type and volume or weight of the waste collected, distance to the disposal facility, labor costs, cost of disposal and general market factors. As part of the service, we provide steel containers to most of our customers to store their solid waste between pick-up dates. Containers vary in size and type according to the needs of our customers or restrictions of their communities and are designed so that they can be lifted mechanically and either emptied into a truck’s compaction hopper or directly into a disposal site. By using these containers, we can service most of our commercial and industrial customers with trucks operated by only one employee.

•	For most residential collection services, we have a contract with, or a franchise granted by, a municipality or regional authority that gives us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for periods of one to five years. We also provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service.

      Landfill. Landfills are the main depositories for solid waste in North America and we have the largest network of landfills in North America. Solid waste landfills are built and operated on land with geological and hydrological properties that limit the possibility of water pollution, and are operated under prescribed procedures. A landfill must be maintained to meet federal, state or provincial and local regulations. The operation and closure of a solid waste landfill includes excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other inert material and constructing final capping of the landfill. These operations are carefully planned to maintain sanitary conditions, to maximize the use of the airspace and to prepare the site so it can ultimately be used for other purposes.

      All solid waste management companies must have access to a disposal facility, such as a solid waste landfill. We believe it is usually preferable for our collection operations to use disposal facilities that we own or operate, a practice we refer to as internalization, rather than using third party disposal facilities. Internalization generally allows us to realize higher consolidated margins and stronger operating cash flows. The fees charged at disposal facilities, which are referred to as tipping fees, are based on several factors, including competition and the type and weight or volume of solid waste deposited.

      We also operate secure hazardous waste landfills in the United States. Under federal environmental laws, the federal government (or states with delegated authority) must permit all hazardous waste landfills. All of our hazardous waste landfills have obtained the required permits, although some can accept only certain types of hazardous waste. These landfills must also comply with specialized operating standards. Only hazardous waste in a stable, solid form, which meets regulatory requirements, can be deposited in our secure disposal cells. In some cases, hazardous waste can be treated before disposal. Generally, these treatments involve the separation or removal of solid materials from liquids and chemical treatments that transform wastes into inert materials that are no longer hazardous. Our hazardous waste landfills are sited, constructed and operated in a manner designed to provide long-term containment of waste. We also operate a hazardous waste facility at which we isolate treated hazardous wastes in liquid form by injection into deep wells that have been drilled in rock formations far below the base of fresh water to a point that is separated by other substantial geological confining layers.

      We owned or operated 281 solid waste and five hazardous waste landfills at December 31, 2004 compared with 284 solid waste landfills and five hazardous waste landfills at December 31, 2003. The landfills that we operate but do not own are generally operated under a lease agreement or an operating contract. The differences between the two arrangements usually relate to the owner of the landfill operating permit. Generally, with a lease agreement, the permit is in our name and we operate the landfill for its entire life, making payments to the lessor, who is generally a private landowner, based either on a percentage of revenue or a rate per ton of waste received. We are generally responsible for closure and post-closure requirements under our lease agreements. For operating contracts, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. The property owner is generally responsible for closure and post-closure obligations under our operating contracts.

      Based on remaining permitted capacity as of December 31, 2004 and projected annual disposal volumes, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 27 years. Many of our landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining an expansion permit. We are currently seeking expansion permits at 73 of our landfills for which we consider expansions to be likely. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 36 years when considering remaining permitted capacity, the expansion capacity we consider likely and projected annual disposal volume. At December 31, 2004 and 2003, the expected remaining capacity in cubic yards and tonnage of waste that can be accepted at our owned or operated landfills is shown below (in millions):

	December 31, 2004			December 31, 2003

		Probable			Probable
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity

Remaining cubic yards	4,066	1,352	5,418	3,928	1,535	5,463
Remaining tonnage	3,515	1,192	4,707	3,368	1,297	4,665

      The following table reflects landfill capacity and airspace changes, as measured in tons of waste, for landfills owned or operated by us during the years ended December 31, 2004 and 2003 (in millions):

	December 31, 2004			December 31, 2003

		Probable			Probable
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity

Balance, beginning of year	3,368	1,297	4,665	2,857	1,385	4,242
Acquisitions, divestitures, newly permitted landfills and closures	10	—	10	70	—	70
Changes in expansions pursued	—	14	14	—	305	305
Expansion permits granted	206	(206)	—	422	(422)	—
Airspace consumed	(122)	—	(122)	(117)	—	(117)
Changes in engineering estimates(a)	53	87	140	136	29	165

Balance, end of year	3,515	1,192	4,707	3,368	1,297	4,665

a)	Changes in engineering estimates result in either changes to the available remaining landfill capacity in terms of volume or changes in the utilization of such landfill capacity, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques, historical data and improvements in landfill operational procedures. We continually focus on improving the utilization of airspace through efforts that include recirculating landfill leachate where allowed by permit, optimizing the placement of daily cover materials and increasing initial compaction through improved landfill equipment, operations and training. Additionally, future airspace utilization may be affected by changes in the types of waste materials received at our landfills.

     The number of landfills we own or operate segregated by their estimated operating lives (in years), based on remaining permitted and probable expansion capacity and projected annual disposal volume as of December 31, 2004, were as follows:

	0 to 5	6 to 10	11 to 20	21 to 40	41+	Total

Owned/operated through lease	22	19	50	81	76	248
Operating contracts	15	3	7	7	6	38

Total landfills	37	22	57	88	82	286

      The volume of waste, as measured in tons, that we received in 2004 and 2003 at all of our landfills is shown below (tons in thousands):

	2004				2003

	# of		Total	Tons	# of	Total	Tons
	Sites		Tons	Per Day	Sites	Tons	Per Day

Solid waste landfills	281	(a),(b)	121,493	444	284	115,706	425
Hazardous waste landfills	5		1,722	6	5	1,771	7

	286		123,215	450	289	117,477	432

Solid waste landfills closed during related year	9		1,276		3	191

	295		124,491 (c)		292	117,668 (c)

(a)	We closed nine landfills in 2004 and added six permitted landfills principally through acquisitions and new contracts.

(b)	Includes a landfill in Ontario, Canada that was held-for-sale at December 31, 2004 and divested in January 2005. Refer to Note 24 to the consolidated financial statements for information regarding the divestiture.

(c)	These amounts include approximately 2.2 million tons at December 31, 2004 and 1.1 million tons at December 31, 2003 that were received at our landfills but were used for beneficial purposes and were generally redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

     When a landfill we own or operate (i) reaches its permitted waste capacity; (ii) is permanently capped and (iii) receives certification of closure from the applicable regulatory agency, management of the site, including any remediation activities, is generally transferred to our closed sites management group. At December 31, 2004, we managed 174 closed landfills.

      Transfer. At December 31, 2004, we owned or operated 381 transfer stations in North America. We deposit waste at these stations, as do other third-party waste haulers. At these stations, the solid waste is consolidated and compacted to reduce the volume and increase the density of the waste. The waste is then transported by transfer trucks or by rail to disposal sites.

      Access to transfer stations is often critical to third party haulers who do not operate their own disposal facilities in close proximity to their collection operations. Fees charged to third parties at transfer stations are usually based on the type and volume or weight of the waste transferred, the distance to the disposal site and general market factors.

      The utilization of our transfer stations by our own collection operations improves internalization by allowing us to retain fees that we would otherwise pay to third parties for the disposal of the waste we collect. It allows us to manage costs associated with waste disposal because (i) transfer trucks, railcars or rail containers have larger capacities than collection trucks, allowing us to deliver more waste to the disposal facility in each trip; (ii) waste is compacted at transfer stations, which increases the efficiency of our collection personnel and equipment because they are able to focus on collection activities rather than making trips to disposal sites; and (iii) we can maintain the volume by managing the transfer of the waste to one of our disposal sites.

      The transfer stations that we operate but do not own are generally operated through lease agreements under which we lease property from third parties. There are some instances where transfer stations are operated under contract, generally for municipalities. In most cases we own the permits and will be responsible for all of the regulatory requirements in accordance with the lease and operating agreements terms.

      Wheelabrator. Through Wheelabrator, we own or operate 17 waste-to-energy facilities that are located in 11 states in the Northeast, Florida, California and Washington. Our waste-to-energy facilities are capable of processing up to 24,200 tons of solid waste each day. In 2004, our waste-to-energy facilities received approximately 7.8 million total tons, or approximately 21,300 tons per day, compared to approximately 7.7 million total tons, or approximately 21,200 tons per day, in 2003. The solid waste is burned at high temperatures in specially designed boilers at these facilities, producing heat that is converted into high-pressure steam. We use that steam to generate electricity for sale to electric utilities under long-term contracts.

      Our Wheelabrator operations also include six independent power production plants that convert various waste and conventional fuels into electricity and steam. The plants burn wood waste, anthracite coal waste (culm), tires, landfill gas and natural gas. These facilities are integral to the solid waste industry, disposing of urban wood, waste tires, railroad ties and utility poles. Our anthracite culm facility in Pennsylvania processes the waste materials left over from coal mining operations from over half a century ago. Ash remaining after burning the culm is used to reclaim the land damaged by decades of coal mining. In addition to electricity production, the plants also produce steam, which is sold to industrial and commercial users.

      Fees at our waste-to-energy facilities and independent power production plants are influenced by the market rates for electricity and steam, type and volume of waste received and other general market factors.

      Recycling. Our Recycling Group is comprised of Recycle America Alliance, L.L.C. (“RAA”). RAA was formed in January 2003 to improve the sustainability and future growth of recycling programs and includes certain recycling assets transferred from our geographic operating Groups as well as assets acquired from the Peltz Group, who maintained approximately nine percent of the equity interest in RAA as of

December 31, 2004. In addition to our Recycling Group, our five geographic operating Groups provide certain recycling services that are embedded within the Groups’ other operations and therefore were not transferred to RAA.

      Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. Our recycling operations include the following:

Collection and materials processing — We collect recyclable materials from residential, commercial and industrial customers and direct these materials to a material recovery facility (“MRF”) for processing. We operate 106 MRFs where paper, glass, metals, plastics and compost are recovered for resale. We also operate 13 secondary processing facilities where materials received from MRFs can be further processed into raw products used in the manufacturing of consumer goods. Specifically, material processing services include data destruction, shredding, automated color sorting, composting, and construction and demolition processing.

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

      Our Recycling Group purchases recyclable materials processed in our MRFs from various sources, including third parties and other operating subsidiaries of WMI. The cost per ton of material purchased is based on market prices and the cost to transport the product to our customers. The price our Recycling Group pays for recyclable materials is often referred to as a “rebate” and is based upon the price we receive for sales of finished goods and local market conditions. As a result, higher commodity prices increase our revenues and increase the rebates we pay to our suppliers.

      Other NASW. We provide in-plant services, in which we outsource our employees to provide full service waste management to customers at their plants. Our vertically integrated waste management operations allow us to provide these customers with full management of their waste, including identifying recycling opportunities, minimizing their waste, determining the most efficient means available for waste collection and transporting and disposing of their waste.

      We also develop, operate and promote projects for the beneficial use of landfill gas through our Waste Management Renewable Energy Program. The natural breakdown of waste deposited in a landfill produces landfill gas. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel for a number of industrial and commercial applications. We actively pursue landfill gas beneficial use projects and at December 31, 2004 we were producing commercial quantities of methane gas at 90 of our solid waste landfills. For 57 of these landfills, the processed gas is delivered to electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 29 landfills, the gas is delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes such as steam boilers, cement kilns and utility plants. At four landfills, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers.

      In addition, as part of our Other NASW operations, we rent and service portable restroom facilities to municipalities and commercial customers under the name Port-O-Let®, and provide street and parking lot sweeping services.

Competition

      The solid waste industry is very competitive. Competition comes from a number of publicly held solid waste companies, private solid waste companies, large commercial and industrial companies handling their own waste collection or disposal operations and public and private waste-to-energy companies. We also have competition from municipalities and regional government authorities with respect to residential and commercial solid waste collection and solid waste landfills. The municipalities and regional governmental authorities can subsidize the cost of service through the use of tax revenues and tax-exempt financing and therefore have a competitive advantage.

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

Employees

      At December 31, 2004 we had approximately 51,000 full-time employees, of which approximately 7,900 were employed in administrative and sales positions and the balance in operations. Approximately 14,500 of our employees are covered by collective bargaining agreements that we negotiate with unions.

Financial Assurance and Insurance Obligations

Financial Assurance

      Financial assurance is generally required in municipal and governmental waste service contracts. It is also a requirement for obtaining or retaining disposal site or transfer station operating permits. Municipal and governmental waste management contracts typically require performance bonds or bank letters of credit to secure performance. We are also required to provide various forms of financial assurance for estimated closure, post-closure and remedial obligations at our landfills.

      We establish financial assurance in different ways, depending on the jurisdiction, including escrow- accounts funded by revenues during the operational life of a facility, letters of credit, surety bonds, trust agreements and insurance. Although the supply of surety bonds has become increasingly limited in recent years, we have not experienced any unmanageable difficulty in obtaining the financial assurance instruments required for our current operations. The following table summarizes the various forms and dollar amounts (in millions) of financial assurance that we had outstanding as of December 31, 2004:

Letters of credit:
Revolving credit facility	$1,366	(a)
LC and term loan agreements	282	(b)
Letter of credit facility	349	(c)
Other lines of credit	88

Total letters of credit			2,085
Surety bonds:
Issued by consolidated variable interest entity	426	(d)
Issued by consolidated subsidiary	397	(e)
Issued by affiliated entity	1,123	(f)
Issued by third party surety companies	818

Total surety bonds			2,764
Insurance policies:
Issued by consolidated subsidiary	863	(e)
Issued by affiliated entity	18	(f)

Total insurance policies			881	(g)
Funded trust and escrow accounts			213	(h)
Financial guarantees			183	(i)

Total financial assurance			$6,126

(a)	We have a five-year, $2.4 billion syndicated revolving credit facility that matures in October 2009. At December 31, 2004, we had unused and available credit capacity of approximately $1,034 million under our revolving credit facility.

(b)	In June 2003, we entered into a five-year, $15 million letter of credit and term loan agreement, a seven-year, $175 million letter of credit and term loan agreement and a ten-year, $105 million letter of credit and term loan agreement, which expire in June 2008, 2010, and 2013, respectively (collectively, the “LC and term loan agreements”). At December 31, 2004, we had unused and available credit capacity of $13 million under the LC and term loan agreements.

(c)	In December 2003, we entered into a five-year, $350 million letter of credit facility (the “letter of credit facility”).

(d)	These surety bonds were provided by a variable interest entity that we began consolidating during the third quarter of 2003. See Note 19 to the consolidated financial statements for discussion of this entity’s characteristics and our assessment of our interest in the entity under the provisions of FIN 46.

(e)	We use surety bonds and insurance policies issued by a wholly-owned insurance subsidiary, National Guaranty Insurance Company of Vermont, the sole business of which is to issue financial assurance to WMI and its other subsidiaries. National Guaranty Insurance Company is authorized to write up to approximately $1.3 billion in surety bonds or insurance policies for our closure and post-closure requirements and waste collection contracts.

(f)	We use surety bonds and insurance policies issued by an affiliated entity, Evergreen National Indemnity Company, that we have a non- controlling interest in and as such account for under the equity method. We have no established limit on the availability of surety bonds or insurance that can be obtained under our agreement with this entity.

(g)	In certain states, insurance policies may be used as a form of financial assurance. As of December 31, 2004, approximately $881 million of our anticipated closure and post-closure obligations have been met through insurance policies.

(h)	For several of our landfills, we deposit cash into trust funds or escrow accounts that are legally restricted for purposes of settling closure, post-closure and remedial obligations. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and remedial activities; (iii) acquisitions or divestitures of landfills; and (iv) changes in the fair value of the underlying financial instruments.

(i)	Financial guarantees are provided on behalf of our subsidiaries to municipalities, customers and regulatory authorities. They are provided primarily to support our performance of landfill closure and post-closure activities.

     The assets held in our funded trust and escrow accounts may be drawn and used to meet the closure, post-closure and remedial obligations for which the trusts and escrows were established. Other than these permitted draws on funds, virtually no claims have been made against our financial assurance instruments in the past, and considering our current financial position, management does not expect there to be claims against these instruments that will have a material adverse effect on our consolidated financial statements. In an ongoing effort to mitigate the risks of future cost increases and reductions in available capacity, we are continually evaluating various options to access cost-effective sources of financial assurance.

Insurance

      We also carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. Our general liability, workers’ compensation and auto insurance programs have per incident deductibles of $2.5 million, $1 million and $20,000, respectively. Except as discussed in Notes 4 and 10 to the consolidated financial statements, we do not expect the impact of any known casualty, property, environmental or other contingency to be material to our financial condition, results of operations or cash flows.

Regulation

      Our business is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the Environmental Protection Agency (“EPA”) and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies in the United States and various agencies in Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations.

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

      The primary United States federal statutes affecting our business are summarized below:

•	The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), regulates handling, transporting and disposing of hazardous and non-hazardous wastes and delegates authority to states to develop programs to ensure the safe disposal of solid wastes. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations must be implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. We incur costs in complying with these standards in the ordinary course of our operations.

•	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), which is also known as Superfund, provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment. CERCLA’s primary means for addressing such releases is to impose liability for cleanup of disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances thereto. Liability under CERCLA is not dependent on the intentional disposal of hazardous substances; it can be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of hazardous substances as the term is defined by CERCLA and other applicable statutes and regulations.

•	The Federal Water Pollution Control Act of 1972 (the “Clean Water Act”) regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid waste disposal sites. If run-off from our operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional standards for management of storm water runoff from landfills that require landfills to obtain storm water discharge permits. In addition, if a landfill or a transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, before the development or expansion of a landfill can alter or affect “wetlands,” a permit may have to be obtained. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

•	The Clean Air Act of 1970, as amended, provides for increased federal, state and local regulation of the emission of air pollutants. The EPA has applied the Clean Air Act to certain of our operations, including solid waste landfills and waste collection vehicles. Additionally, in 1996 the EPA issued new source performance standards for new landfills and emission guidelines for existing landfills to control emissions of landfill gases. The regulations impose limits on air emissions from solid waste landfills, subject most of our solid waste landfills to certain permitting requirements and, in some instances, require installation of methane gas recovery systems to reduce emissions to allowable limits. We currently are producing commercial quantities of methane gas at 90 of our solid waste landfills.

•	The Occupational Safety and Health Act of 1970, as amended (“OSHA”), establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various record keeping, disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations.

      There are also various state or provincial and local regulations that affect our operations. Sometimes states’ regulations are more strict than comparable federal laws and regulations. Additionally, our collection and landfill operations could be affected by legislative and regulatory measures requiring or encouraging waste reduction at the source and waste recycling.

      Various states have enacted, or are considering enacting, laws that restrict the disposal, within the state, of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Additionally, certain state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. In 1994, the United States Supreme Court ruled that a flow control ordinance was unconstitutional. However, other courts have refused to apply the Supreme Court precedent in various circumstances. In addition, from time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. These congressional efforts have to date been unsuccessful. The United States Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control, the adoption of legislation affecting interstate transportation of waste at the state level, or the courts’ interpretation or validation of flow control legislation could adversely affect our solid waste management services.

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

Factors Influencing Future Results and Accuracy of Forward-Looking Statements

      When we make statements containing projections about our accounting and finances, plans and objectives for the future, future economic performance or when we make statements containing any other projections or estimates about our assumptions relating to these types of statements, we are making forward-looking statements. These statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based them on our current expectations about future events. You should view such statements with caution. These statements are not guarantees of future performance or events. All phases of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events or developments. The following discussion should be read together with the consolidated financial statements and the notes to the consolidated financial statements.

      Outlined below are some of the risks that we face and that could affect our business and financial position for 2005 and beyond. However, they are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

The waste industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

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

      In addition, competitors may reduce their prices to expand sales volume or to win competitively bid contracts. When this happens, we may rollback prices or offer lower pricing to attract or retain our customers, resulting in a negative impact to our yield on base business.

If we are unable to successfully manage our costs, our income from operations could be lower than expected.

      In recent years, we have implemented several profit improvement initiatives aimed at lowering our costs and enhancing our revenues, and continue to seek ways to reduce our selling, general and administrative and operating expenses. While we have generally been successful in reducing our selling, general and administrative costs, managing subcontractor costs and managing the effect of fuel price increases, these initiatives may not be sufficient. Even as our revenues increase, if we are unable to control variable costs or increases to our fixed costs in the future, we will be unable to maintain or expand our margins. In recent periods, rising employee-related costs and expenses, including health care and other employee benefits such as unemployment insurance and workers’ compensation have negatively impacted our measures to reduce costs.

The seasonal nature of our business and changes in general and local economic conditions cause our quarterly results to fluctuate, and prior performance is not necessarily indicative of our future results.

      Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the summer, such as the hurricanes experienced during the third quarter of 2004, actually increase our revenues in the areas affected, although, for several reasons, including the increased use of subcontractors, such revenues tend to be low margin. Conversely, harsh winter weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of those periods. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months for scheduled maintenance at our waste-to-energy facilities.

      Additionally, our business is affected by changes in national and general economic factors that are also outside of our control, including interest rates and consumer confidence. We have approximately $3.2 billion of debt as December 31, 2004 that is exposed to changes in market interest rates because of the combined impact of our variable rate tax-exempt bonds and our interest rate swap agreements. Therefore, any increase in interest rates can significantly increase our expenses. Additionally, although our services are of an essential nature, a weak economy generally results in decreases in volumes of waste generated, which decreases our revenues. We also face risks related to other adverse external factors, such as the ability of our insurers to meet their commitments timely and the effect that significant claims or litigation against insurance companies may have on such ability.

      Any of the factors described above could materially adversely affect our results of operations and cash flows. Additionally, due to these, and other factors, operating results in any interim period are not necessarily indicative of operating results for an entire year, and operating results for any historical period are not necessarily indicative of operating results for a future period.

We cannot predict with certainty the extent of future costs under environmental, health and safety laws, and cannot guarantee that they will not be material.

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

      We generally seek to work with the authorities or other persons involved in these proceedings to resolve any issues raised. If we are not successful, the adverse outcome of one or more of these proceedings could result in, among other things, material increases in our costs or liabilities.

The waste industry is subject to extensive government regulation, and any such regulations, or new regulations, could restrict our operations or increase our costs of operations.

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

Significant increases in fuel prices for any extended periods of time will increase our operating expenses.

      The price and supply of fuel are unpredictable, and can fluctuate significantly based on international political and economic circumstances, as well as other events outside our control, such as actions by OPEC and other oil and gas producers, regional production patterns and environmental concerns. In the past two years, the year-over-year changes in the average quarterly fuel prices have ranged from an increase of 41% to a decrease of 2%. We need fuel to run our collection and transfer trucks and equipment used in our landfill operations, and price escalations or reductions in the supply will likely increase our operating expenses and have a negative impact on income from operations and cash flows. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we are not able to pass through all of the increased costs and some customers’ contracts prohibit any pass through of the increased costs. Additionally, as fuel prices increase, many of our vendors raise their prices as a means to offset their own rising costs. We may initiate other programs or means to guard against the rising costs of fuel.

We have substantial financial assurance and insurance, and increases in the costs of obtaining adequate financial assurance, or the inadequacy of our insurance coverages, could negatively impact our liquidity and increase our liabilities.

      The amount of insurance required to be maintained for environmental liability is governed by statutory requirements. We believe that the cost for such insurance is high relative to the coverage it would provide, and therefore, our coverages are generally maintained at the minimum statutorily required levels. We face the risk of incurring liabilities for environmental damage if our insurance coverage is ultimately inadequate to cover those damages. We also carry a broad range of insurance coverages that are customary for a company our size. We use these programs to mitigate risk of loss, thereby allowing us to manage our self-insurance exposure associated with claims. To the extent our insurers were unable to meet their obligations, or our own obligations for claims were more than we estimated, there could be a material adverse effect to our financial results.

      In addition, to fulfill our financial assurance obligations with respect to environmental closure and post-closure liabilities, we generally obtain letters of credit or surety bonds, rely on insurance, including captive insurance, or fund trust and escrow accounts. We currently have in place all necessary financial assurance instruments. We do not anticipate any unmanageable difficulty in obtaining financial assurance instruments in the future. We are aware of recent increases in the cost of surety bonds. However, in the event we are unable to obtain sufficient surety bonding, letters of credit or third-party insurance coverage at reasonable cost, or one or more states cease to view captive insurance as adequate coverage, we would need to rely on other forms of financial assurance. These types of financial assurance could be more expensive to obtain, which could negatively impact our liquidity and capital resources and our ability to meet our obligations as they become due.

The possibility of disposal site developments, expansion projects or pending acquisitions not being completed or certain other events could result in a material charge against our earnings.

      In accordance with generally accepted accounting principles, we capitalize certain expenditures and advances relating to disposal site development, expansion projects, acquisitions, software development costs and other projects. If a facility or operation is permanently shut down or determined to be impaired, a pending acquisition is not completed, a development or expansion project is not completed or is determined to be impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such facility, acquisition or project. We reduce the charge against earnings by any portion of the capitalized expenditures and advances that we estimate will be recoverable, through sale or otherwise.

      In future periods, we may be required to incur charges against earnings in accordance with this policy, or due to other events that cause impairments. Depending on the magnitude, any such charges could have a material adverse effect on our results of operations.

Our revenues will fluctuate based on changes in commodity prices.

      Our recycling operations process for sale certain recyclable materials, including fibers, aluminum and glass, all of which are subject to significant price fluctuations. The majority of the recyclables that we process for sale are paper fibers, including old corrugated cardboard (“OCC”), and old newsprint (“ONP”). We enter into commodity price derivatives in an effort to mitigate some of the variability in cash flows from the sales of recyclable materials at floating prices. In the past three years, the year-over-year changes in the quarterly average market prices for OCC ranged from a decrease of as much as 37% to an increase of as much as 131%. The same comparisons for ONP have ranged from a decrease of as much as 20% to an increase of as much as 64%. These fluctuations can affect future operating income and cash flows. Additionally, our recycling operations offer rebates to suppliers, based on the market prices of commodities we purchase. Therefore, even if we experience higher revenues based on increased market prices for commodities, the rebates we pay will also increase.

      Additionally, there may be significant price fluctuations in the price of methane gas, electricity and other energy related products that are marketed and sold by our landfill gas recovery, waste-to-energy and independent power production plant operations. The marketing and sales of energy related products by our landfill gas and waste-to-energy operations are generally pursuant to long-term sales agreements. Therefore, market fluctuations do not have a significant effect on these operations in the short-term. However, revenues from our independent power production plants can be affected by price fluctuations. In the past two years, the year-over-year changes in the average quarterly electricity prices have ranged from increases of as much as 7% to decreases of as much as 4%.

The development and acceptance of alternatives to landfill disposal and waste-to-energy facilities could reduce our ability to operate at full capacity.

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

Efforts by labor unions to organize our employees could divert management’s attention and increase our operating expenses.

      Labor unions constantly make attempts to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees have already chosen to be represented by unions, and we have negotiated collective bargaining agreements with some of the groups. Additional groups of employees may seek union representation in the future, and, if successful, the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, work stoppages, including strikes, could ensue. Depending on the type and duration of any labor disruptions, our operating expenses could increase significantly, which could adversely affect our financial condition, results of operations and cash flows.

Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

      We are currently involved in civil litigation and governmental proceedings relating to the conduct of our business. The timing of the final resolutions to these matters is uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our liquidity.

Unforeseen circumstances could result in a need for additional capital.

      We currently expect to meet our anticipated cash needs for capital expenditures, acquisitions and other cash expenditures with our cash flows from operations and, to the extent necessary, additional financings. However, our Board of Directors has approved a new capital allocation program that provides for up to $1.2 billion in aggregate dividend payments and share repurchases each year during 2005, 2006 and 2007. Materially adverse events could reduce our cash flows from operations. In such an event, we could be forced to reduce capital expenditures, acquisition activity, share repurchase activity or dividend declarations. In these circumstances we may elect to incur more indebtedness. If we made such an election, there can be no assurances that we will be able to obtain additional financings on acceptable terms. In these circumstances, we would likely use our revolving credit facility to meet our cash needs.

      Our credit facility requires us to comply with certain financial covenants. In the event our interest expense is more than expected due to higher interest rates or our ratio of debt to earnings (as per the credit facility terms) is more than expected, we may not be in compliance with the covenants. This would result in a default under our credit facility. If we were unable to obtain waivers or amendments to the credit facility, the lenders could choose to declare all outstanding borrowings immediately due and payable, which we may not be able to pay in full. Default under our credit agreements or unavailability of this capital source could have a material adverse effect on our ability to meet our borrowing and financial assurance needs.

We are increasingly dependent on technology in our operations and if our technology fails, our business could be adversely affected.

      We may experience problems with our information technology systems that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. These problems could be with respect to the operation of our current systems, or the implementation of new systems. Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable law and regulations.

We may experience adverse impacts on our results of operations as a result of adopting new accounting standards or interpretations.

      Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our operating results or cause unanticipated fluctuations in our operating results in future periods.

Item 2.	Properties.

      Our principal executive offices are in Houston, Texas, where we lease approximately 390,000 square feet under leases expiring at various times through 2010. We also have field-based administrative offices in Arizona, Illinois, Pennsylvania, New Hampshire, Georgia and Ontario, Canada. We own or lease real property in most locations where we have operations. We have operations in each of the fifty states other than Montana and Wyoming. We also have operations in the District of Columbia, Puerto Rico and throughout Canada.

      Our principal property and equipment consist of land (primarily landfills and other disposal facilities, transfer stations and bases for collection operations), buildings, vehicles and equipment. We believe that our vehicles, equipment, and operating properties are adequately maintained and sufficient for our current operations. However, we expect to continue to make investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions. For more information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report.

      The following table summarizes our various operations at December 31 for the periods noted:

	2004		2003

Landfills:
Owned or operated through lease agreements	248	(a)	247
Operated through contractual agreements	38		42

	286		289
Transfer stations	381		366
Material recovery facilities	106		138
Secondary processing facilities	13		16
Waste-to-energy facilities	17		17
Independent power production plants	6		6

(a)	Includes a landfill in Ontario, Canada that was held-for-sale at December 31, 2004 and divested in January 2005. Refer to Note 24 to the consolidated financial statements for information regarding the divestiture.

     The following table provides certain information by Group regarding the 248 landfills owned or operated through lease agreements and a count, by Group, of contracted disposal sites as of December 31, 2004:

		Total	Permitted	Probable Expansion	Contracted
	Landfills	Acreage(a)	Acreage(b)	Acreage(c)	Disposal Sites

Canadian	12	5,303	1,326	1,107	5
Eastern	44	27,984	5,926	979	7
Midwest	71	30,222	8,889	989	8
Southern	81	38,536	11,571	1,144	13
Western	36	34,092	6,501	1,272	5
Wheelabrator	4	781	289	—	—

	248	136,918	34,502	5,491	38

a)	Total acreage includes permitted acreage, probable expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land owned by our landfill operations.

b)	Permitted acreage consists of all acreage at the landfill encompassed by an active permit to dispose of waste.

c)	Probable expansion acreage consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as likely expansions. A discussion of the related criteria is included within the section Critical Accounting Estimates and Assumptions included herein.

Item 3.	Legal Proceedings.

      Information regarding our legal proceedings can be found under the “Litigation” section of Note 10 in the consolidated financial statements included in this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

      We did not submit any matters to a vote of our stockholders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WMI.” The following table sets forth the range of the high and low per share sales prices for our common stock as reported on the NYSE:

	High	Low

2003
First Quarter	$24.55	$19.39
Second Quarter	26.03	20.19
Third Quarter	26.93	23.10
Fourth Quarter	29.72	24.90
2004
First Quarter	$30.61	$27.28
Second Quarter	31.00	27.60
Third Quarter	30.66	26.35
Fourth Quarter	31.42	26.03
2005
First Quarter (through February 11, 2005)	$30.38	$28.37

      On February 11, 2005, the closing sale price as reported on the NYSE was $29.77 per share. The number of holders of record of our common stock at February 11, 2005 was 18,465.

      We declared and paid cash dividends of $0.01 per share, or approximately $6 million, during 2002 and 2003. In August 2003, we announced that our Board of Directors approved a capital allocation program that included a quarterly dividend program beginning in 2004. We declared and paid quarterly cash dividends of $0.1875 per share each quarter in 2004 for a total of approximately $432 million.

      In February 2002, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $1 billion of shares of our common stock could be purchased each year through 2004. In August 2003, we announced that beginning in 2004, the $1 billion approved would be available for stock repurchases and a quarterly dividend program. All of our equity repurchases in 2004 have been made pursuant to that program. The following table summarizes our fourth quarter 2004 activity:

Issuer Purchases of Equity Securities

			Total Number of Shares	Approximate Maximum Dollar
	Total Number		Purchased as Part of	Value of Shares that May Yet
	of Shares	Average Price	Publicly Announced	be Purchased Under the Plans
Period	Purchased	Paid per Share(a)	Plans or Programs	or Programs(b)

October 1-31	908,500	$27.12	908,500	$214 million
November 1-30	2,481,200	$29.52	2,481,200	$141 million
December 1-31	1,477,100	$30.25	1,477,100	$96 million

Total	4,866,800	$29.29	4,866,800	$—

(a)	This amount represents the weighted average price paid per common share and includes a per share commission paid for all repurchases.

(b)	The disclosure of the maximum approximate dollar value of shares yet to be purchased under the program is required by the SEC. As discussed above, the amount of capital available for share repurchases during 2004 was $1 billion, net of dividends paid. During the nine months ended September 30, 2004, we declared and paid approximately $326 million in dividends and repurchased approximately $329 million of our common stock. We have also excluded the impact of the $106 million of dividends that we declared and paid during the fourth quarter of 2004. The total amount available for repurchases under the plan is shown as zero because the plan, by its terms, expired at the end of 2004. However, as discussed in Note 14 to the consolidated financial statements, our Board of Directors has approved a new capital allocation program beginning in 2005 that provides for stock repurchases and dividend payments of up to $1.2 billion each year through 2007.

Item 6.	Selected Financial Data.

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

	Years Ended December 31,

	2004(a)	2003(a)	2002(a)	2001(b)	2000(c)

	(In millions, except per share amounts)
Statement of Operations Data:
Operating revenues(d)	$12,516	$11,648	$11,211	$11,322	$12,492

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)(d)	8,228	7,591	6,949	6,666	7,538
Selling, general and administrative	1,267	1,216	1,392	1,622	1,738
Depreciation and amortization	1,336	1,265	1,222	1,371	1,429
Restructuring	(1)	44	38	—	—
Asset impairments and unusual items	(13)	(8)	(34)	380	749

	10,817	10,108	9,567	10,039	11,454

Income from operations	1,699	1,540	1,644	1,283	1,038
Other expense, net	(521)	(417)	(402)	(499)	(717)

Income before income taxes and accounting changes	1,178	1,123	1,242	784	321
Provision for income taxes	247	404	422	283	418

Income (loss) before accounting changes	931	719	820	501	(97)
Accounting changes, net of taxes	8	(89)	2	2	—

Net income (loss)	$939	$630	$822	$503	$(97)

Basic earnings (loss) per common share:
Income (loss) before accounting changes	$1.62	$1.22	$1.34	$0.80	$(0.16)
Accounting changes, net of taxes	0.01	(0.15)	—	—	—

Net income (loss)	$1.63	$1.07	$1.34	$0.80	$(0.16)

Diluted earnings (loss) per common share:
Income (loss) before accounting changes	$1.60	$1.21	$1.33	$0.80	$(0.16)
Accounting changes, net of taxes	0.01	(0.15)	—	—	—

Net income (loss)	$1.61	$1.06	$1.33	$0.80	$(0.16)

Cash dividends per common share	$0.75	$0.01	$0.01	$0.01	$0.01

Balance Sheet Data (at end of period):
Working capital (deficit)(e),(f)	$(386)	$(1,015)	$(471)	$(597)	$(582)
Goodwill and other intangible assets, net(f)	5,453	5,376	5,184	5,121	5,193
Total assets(f),(g)	20,905	20,382	19,951	19,515	18,565
Debt, including current portion	8,566	8,511	8,293	8,224	8,485
Stockholders’ equity(e)	5,971	5,602	5,310	5,392	4,801

(a)	For more information regarding this financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements and changes in our accounting policies on the comparability of this information, see Note 2 of the consolidated financial statements and subnotes d, e, f and g below.

(b)	During 2001, we recorded $380 million as asset impairments and unusual items, which was mainly comprised of a net charge of $374 million, for the settlement reached in connection with the stockholder class action lawsuit filed against us in July 1999 alleging violations of the federal securities laws. In the third quarter of 2003, we made the final net cash settlement payment of $377 million, which is the amount provided by the settlement agreement plus accrued interest less recoveries.

(c)	During 2000, we incurred $749 million in asset impairment and unusual item costs due primarily to the sale of our international operations and the termination of Waste Management Holdings’ defined benefit plan.

(d)	Effective January 1, 2004, we began recording all mandatory fees and taxes that create direct obligations for us as operating expenses and recording revenue when the fees and taxes are billed to our customers. In prior years, certain of these costs had been treated as pass-through costs for financial reporting purposes. We have conformed the 2003 and 2002 presentation of our revenues and expenses with the current year’s presentation by increasing both our revenue and our operating expense by approximately $74 million for the year ended December 31, 2003 and by approximately $69 million for the year ended December 31, 2002. We did not make conforming adjustments for 2001 or 2000.

(e)	Certain amounts related to our consolidated Canadian operations required adjustment to fully capture the impact of accounting for foreign currency translation adjustments. As a result, we have decreased both our accrued liabilities balance and our accumulated other comprehensive loss by approximately $39 million at December 31, 2003 and by approximately $2 million at December 31, 2002.

(f)	During the fourth quarter of 2004, we completed a detailed review of our deferred tax balances and tax-basis balance sheets. The culmination of this effort was a decrease in our net current deferred tax assets of approximately $310 million and a decrease in our net long-term deferred tax liabilities of approximately $356 million as of December 31, 2003. The resultant over accrual of our net deferred tax liability of approximately $46 million was recorded as a reduction of goodwill as this adjustment is associated with our previous acquisition activity. Our deferred tax balances and goodwill as of December 31, 2003 have been adjusted to reflect this change.

(g)	Certain cash accounts with negative balances and no legal right of offset had been included in cash and cash equivalents on our balance sheet in prior periods. As a result, we increased both our cash and cash equivalents and accounts payable balances for December 31, 2003, 2002 and 2001 by approximately $82 million, $95 million and $25 million, respectively. We did not adjust these balances as of December 31, 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      This section includes a discussion of our operations for the three years ended December 31, 2004. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1 of this report, under the section “Factors Influencing Future Results and Accuracy of Forward-Looking Statements.” The following discussion should be read in light of that disclosure and together with the consolidated financial statements and the notes to the consolidated financial statements.

Overview

      We had some positive experiences in 2004, but also some challenges. Volumes were generally strong throughout 2004, providing the most significant volume-related revenue growth we had seen in a few years. While generating revenue growth from pricing remained difficult, we experienced a positive change in yield on base business in 2004. We had reasonable success with price increases to existing customers in our collection line of business in most markets. However, we continue to experience increased pricing competition in our collection operations, characterized by offers from competitors to our customers to provide the same services at much lower prices than we are charging and by lower average rates being offered by the competition on new business bids. This was especially prevalent in the Midwest Group. Additionally, we experienced declines in yield from 2003 to 2004 for our landfill operations, due largely to competitive pricing on special waste, although those declines were partially offset by increased municipal solid waste pricing.

      Although we saw an economic recovery in 2004 that brought with it increased volumes, we did not experience significantly increased pricing. We previously implemented a pricing model for our collection operations, and recently announced a landfill pricing study. Pursuant to this study, we chose 30 landfills at which we will be increasing pricing on municipal solid waste and construction and demolition waste. The objective is to gather and analyze information to help us better understand the reactions to the increases, which will help us to manage our pricing in the future.

      We also had continued success in implementing our operational excellence initiatives during 2004. In the area of safety, we launched Mission to Zero in late 2000 with the objective of promoting zero tolerance for unsafe actions, conditions and attitudes across the organization. Our goal is to attain world-class safety for the protection of our employees, customers and communities. We continue to see improvements in both our total recordable incident rate and hourly accident recordable rate, which are the metrics we use to measure our success in attaining this goal. We also continued to make progress in 2004 in the area of fleet maintenance and route optimization. The metric we use for our fleet maintenance is maintenance cost per driver hour, which we try to improve through basic planning and scheduling of maintenance work as well as enhanced training. For our route optimization initiative, we use a proprietary software application called WasteRoute, designed to help us organize our routes more efficiently. We believe the optimization initiative has resulted in improved productivity as we continue to reduce the number of routes. Our plans going forward are to institutionalize the best practices we have identified to support our future productivity improvement.

      In 2004, we experienced increases in operating expenses and selling, general and administrative expenses as compared with the prior year. However, these costs as a percentage of revenues remained relatively flat, which we believe demonstrates the effectiveness of our cost reduction programs in these areas. We experienced the increases in operating expenses that are expected as a result of increased revenues. The biggest drivers increasing costs of operations were increased subcontractor costs as a result of higher volumes, some of which came from the hurricane clean up work, higher costs of goods sold, fuel costs and an increase in the cost of steel. Our costs of goods sold include rebates made by the Recycling Group to suppliers, and are based on market prices of recyclable commodities. Fuel costs also increased during the year, although a significant portion of those costs were offset through our fuel surcharges to customers. The increase in dollars spent in 2004 on selling, general and administrative costs related to increased salaries and wages and increased commissions and bonuses, which are a result of the overall improvement in our operating results. Additionally, we experienced increased professional fees as a result of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and increased litigation, defense and indemnification costs related to legal matters.

      We believe that the production of free cash flow is a very important measure of our liquidity and operating results as it is indicative of our ability to pay our quarterly dividends, repurchase stock and execute our acquisition program. Free cash flow is not a measure of financial performance under generally accepted accounting principles and is not intended to replace the consolidated statement of cash flows that was prepared in accordance with GAAP. We generated approximately $1.06 billion in free cash flow for the year ended December 31, 2004. Free cash flow is calculated by subtracting capital expenditures from net cash provided by operating activities, and adding to that the proceeds from divestitures, net of cash divested, and other sales of assets, as shown in the following table (in millions):

Year Ended
December 31, 2004

Net cash provided by operating activities	$2,218
Capital expenditures	(1,258)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	96

Free cash flow	$1,056

      We are projecting full-year 2005 free cash flow to be in the range of $1.1 billion to $1.2 billion, based on estimated net cash provided by operating activities being in the range of $2.25 billion to $2.35 billion, capital expenditures between $1.25 billion and $1.35 billion, and proceeds from divestitures and other sales of assets of $125 million to $150 million.

Basis of Presentation of Consolidated and Segment Financial Information

      As discussed in Note 2 to the consolidated financial statements, the following reclassifications have been made in our prior period financial statements in order to conform to the current year presentation:

•	Mandated fees and taxes — We conformed the prior year’s presentation of our revenues and expenses with the current year’s presentation by increasing both our revenue and our operating expenses by approximately $74 million for the year ended December 31, 2003 and by approximately $69 million for the year ended December 31, 2002.

•	Cash balances — We increased both our cash and cash equivalents and accounts payable balances at December 31, 2003, 2002 and 2001 by approximately $82 million, $95 million and $25 million, respectively, upon identifying certain cash accounts with negative balances and no legal right of offset. The related changes in our accounts payable balances during each reporting period have been treated as financing activities within the statement of cash flows as a component of cash used in financing activities — other.

•	Foreign currency translation — We decreased both our accrued liabilities balance and our accumulated other comprehensive loss at December 31, 2003 and December 31, 2002 by approximately $39 million and $2 million, respectively to reflect an adjustment required to fully capture the impact of foreign currency translation on our consolidated Canadian operations.

•	Equity in earnings and losses of unconsolidated entities — Our equity in the earnings of unconsolidated entities has historically been presented as a component of other income in our statements of operations and the related cash flow impact has been reflected as a component of the change in other assets within our statements of cash flows. As a result of investments we made during 2004, this activity has become a more significant component of our net income and operating cash flow activity. Accordingly, we have shown equity in earnings and losses of unconsolidated entities as a separate component within our statement of operations and equity in earnings and losses of unconsolidated entities, net of distributions, as a separate component of cash provided by operating activities. Prior periods have been reclassified to conform to the current period’s presentation.

•	Net deferred tax liability — During the fourth quarter of 2004, we completed a detailed review of our deferred tax balances and related tax-basis balance sheets. The culmination of this effort was a decrease in our net current deferred tax assets of approximately $310 million, and a decrease in our net long-term deferred tax liabilities of approximately $356 million as of December 31, 2003. The resultant over accrual of our net deferred tax liability of approximately $46 million was recorded as a reduction of goodwill as this adjustment is associated with our previous acquisition activity. Our deferred tax balances and goodwill as of December 31, 2003 have been adjusted to reflect this change.

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

      Additionally, certain other minor reclassifications have been made to our prior period consolidated financials statements in order to conform to the current year presentation. The financial information included herein has been updated to reflect these changes.

Critical Accounting Estimates and Assumptions

      In preparing our financial statements, we make several estimates and assumptions that affect our assets, liabilities, stockholders’ equity, revenues and expenses. We must make these estimates and assumptions because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from available data or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities and asset impairments, as described below.

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

      Landfill Costs — We estimate the total cost to develop each of our landfill sites to its final capacity. This estimate includes such costs as landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, and on-site road construction and other capital infrastructure costs. Additionally, landfill development includes all land purchases for landfill footprint and required landfill buffer property. The projection of these landfill costs are dependent, in part, on future events. The remaining amortizable basis related to costs to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs.

      Final Capping Costs — We estimate the cost for each final capping event based on the area to be finally capped and the capping materials and activities required. The estimates also consider when these costs would actually be paid and factor in inflation and discount rates. Our engineering personnel allocate final landfill capping costs to specific capping events. They then quantify the landfill capacity associated with each final capping event and the final capping costs for each event are amortized over the related capacity associated with the event as waste is disposed of at the landfill. We review these costs annually or more often, as significant facts change. Changes in estimates, such as timing or cost of construction, for final capping events where the associated capacity is fully consumed immediately impact the required liability and the corresponding asset. However, as the change in estimate relates to a fully consumed asset, the adjustment to the asset must be amortized immediately through expense.

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

      Available Airspace — Our engineers are responsible for determining available airspace at our landfills. This is done by using surveys and other methods to calculate, based on permit mandated height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of at a landfill before it has reached its final capacity.

      Expansion Airspace — We also include currently unpermitted airspace in our estimate of available airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year, and the final expansion permit to be received within five years. Second, we must believe the success of obtaining the expansion permit is likely, using the following criteria:

•	Personnel are actively working to obtain land use and local, state or provincial approvals for an expansion of an existing landfill;

•	It is likely that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

•	Either we or the respective landfill owners have a legal right to use or obtain land to be included in the expansion plan;

•	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could impair the success of such expansion;

•	Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

•	Airspace and related costs, including additional closure and post-closure costs, have been estimated based on conceptual design.

      These criteria are initially evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. However, our policy provides that, based on the facts and circumstances of a specific landfill, if these criteria are not met, inclusion of unpermitted airspace may still be allowed. In these circumstances, inclusion must be approved through a landfill-specific review process that includes approval of the Chief Financial Officer and a review by the Audit Committee of the Board of

Directors on a quarterly basis. Of the 73 landfill sites with expansions at December 31, 2004, 19 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Approximately three-fourths of these landfills required approval by the Chief Financial Officer because legal, community or other issues could impede the expansion process, while the remaining were primarily because the permit application processes would not meet the one and five year requirements, which in many cases were due to state-specific permitting procedures. When we include the expansion airspace in our calculations of available airspace, we also include the projected costs for development, as well as the projected asset retirement cost related to final capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

      After determining the costs at our landfills, we determine the per ton rates that will be expensed. We look at factors such as the waste stream, geography and rate of compaction, among others, to determine the number of tons necessary to fill the available and probable expansion airspace relating to these costs and activities. We then divide costs by the corresponding number of tons, giving us the rate per ton to expense for each activity as waste is received and deposited at the landfill. We calculate per ton amortization rates for each landfill for assets associated with each final capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually or more often, as significant facts change.

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

      Asset Impairments — Our long-lived assets, including landfills and landfill expansions, are carried on our financial statements based on their cost less accumulated depreciation or amortization. However, accounting standards require us to write down assets or groups of assets if they become impaired. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is determined by either an actual third-party valuation or an internally developed discounted projected cash flow analysis of the asset or asset group. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs.

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

      Landfills — Certain of the indicators listed above require significant judgment and understanding of the waste industry when applied to landfill development or expansion projects. For example, a regulator may initially deny a landfill expansion permit application though the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace. Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment due to the unique nature of the waste industry.

      Goodwill — At least annually, we assess whether goodwill is impaired. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances, such as those listed above, that would indicate that, more likely than not, the book value of goodwill has been impaired.

Results of Operations

      The following table presents, for the periods indicated, the period-to-period change in dollars (in millions) and percentages for the respective statement of operations line items:

	Period-to-Period Change

	Years Ended		Years Ended
	December 31,		December 31,
	2004 vs. 2003		2003 vs. 2002

Statement of Operations:
Operating revenues	$868	7.5%	$437	3.9%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	637	8.4	642	9.2
Selling, general and administrative	51	4.2	(176)	(12.6)
Depreciation and amortization	71	5.6	43	3.5
Restructuring	(45)	*	6	*
Asset impairments and unusual items	(5)	*	26	*

	709	7.0	541	5.7

Income from operations	159	10.3	(104)	(6.3)

Other income (expense):
Interest expense, net	42	9.8	19	4.3
Equity in earnings (losses) of unconsolidated entities	(102)	*	(2)	(33.3)
Minority interest	(30)	*	1	14.3
Other, net	(14)	*	(33)	*

	(104)	(24.9)	(15)	(3.7)

Income before income taxes and cumulative effect of changes in accounting principles	55	4.9	(119)	(9.6)
Provision for income taxes	(157)	*	(18)	(4.3)

Income before cumulative effect of changes in accounting principles	$212	29.5%	$(101)	(12.3)%

*	Percentage change is not meaningful. Refer to the explanations of these items included herein for a discussion of the relationship between current year and prior year activity.

     The following table presents, for the periods indicated, the percentage relationship that the respective statement of operations line items has to operating revenues:

	Years Ended December 31,

	2004	2003	2002

Statement of Operations:
Operating revenues	100.0%	100.0%	100.0%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	65.7	65.2	62.0
Selling, general and administrative	10.1	10.4	12.4
Depreciation and amortization	10.7	10.9	10.9
Restructuring	—	0.4	0.3
Asset impairments and unusual items	(0.1)	(0.1)	(0.3)

	86.4	86.8	85.3

Income from operations	13.6	13.2	14.7

Other income (expense):
Interest expense, net	(3.1)	(3.7)	(4.0)
Equity in earnings (losses) of unconsolidated entities	(0.8)	—	0.1
Minority interest	(0.3)	—	(0.1)
Other, net	—	0.1	0.4

	(4.2)	(3.6)	(3.6)

Income before income taxes and cumulative effect of changes in accounting principles	9.4	9.6	11.1
Provision for income taxes	2.0	3.4	3.8

Income before cumulative effect of changes in accounting principles	7.4%	6.2%	7.3%

Operating Revenues

      Our operating revenues in 2004 were $12.5 billion, compared to $11.6 billion in 2003 and $11.2 billion in 2002. As shown below, North American Solid Waste, or “NASW,” is our principal operation, and is comprised of seven operating Groups within North America, along with our Other NASW services. The operations shown as “Non-NASW Divested Operations” in the table below consisted of our non-solid waste services, which were divested as of March 31, 2002.

	Years Ended December 31,

	2004	2003	2002

	(In millions)
Canadian	$635	$573	$524
Eastern	3,578	3,442	3,338
Midwest	2,698	2,601	2,616
Southern	3,480	3,149	3,105
Western	2,711	2,560	2,506
Wheelabrator	835	819	789
Recycling	745	567	314
Other NASW	238	200	91
Intercompany	(2,404)	(2,263)	(2,080)

Total NASW	12,516	11,648	11,203
Non-NASW (Divested Operations)	—	—	8

Net operating revenues	$12,516	$11,648	$11,211

      Our NASW operating revenues generally come from fees charged for our collection, disposal, transfer and recycling services. Some of the fees we charge to our customers for collection services are billed in advance; a liability for future service is recorded when we bill the customer and operating revenues are recognized as services are actually provided. Revenues from our disposal operations consist of tipping fees charged to third parties generally based on the volume and type of waste being disposed of at our disposal facilities and are normally billed monthly or semi-monthly. Fees charged at transfer stations are generally based on the volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site and are normally billed monthly. Recycling revenue, which is generated by our Recycling Group as well as our five geographic operating Groups, generally consists of the sale of recyclable commodities to third parties and tipping fees. Intercompany revenues between our operations have been eliminated in the consolidated financial statements.

      The mix of NASW operating revenues from our different services is reflected in the table below (in millions).

	Years Ended December 31,

	2004	2003	2002

Collection	$8,318	$7,782	$7,588
Landfill	3,004	2,834	2,811
Transfer	1,680	1,582	1,460
Wheelabrator	835	819	789
Recycling and other	1,083	894	635
Intercompany	(2,404)	(2,263)	(2,080)

Total NASW	$12,516	$11,648	$11,203

      The following table provides details associated with the period-to-period change in NASW revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period		Period-to-Period
	Change for		Change for
	2004 vs. 2003		2003 vs. 2002

Average yield:
Base business	$85	0.7%	$70	0.6%
Commodity	143	1.2	13	0.1
Electricity	2	—	4	—
Fuel surcharges and fees	53	0.5	37	0.3

Total	283	2.4	124	1.0
Volume	340	3.0	(16)	(0.1)

Internal growth	623	5.4	108	0.9
Acquisitions	233	2.0	334	3.0
Divestitures	(27)	(0.2)	(54)	(0.4)
Foreign currency translation	39	0.3	57	0.5

	$868	7.5%	$445	4.0%

      Base Business — Base business yield improvements contributed to increased revenues in our collection, transfer and waste-to-energy operations in 2004 as compared with 2003. In our collection business, the most substantial yield improvements during 2004 were in our industrial and residential operations, where nearly all of our operating groups experienced base business pricing improvements. Although the change in yield provided by our collection operations throughout 2004 has been positive, it was affected by increased price competition, particularly in the Midwest, and the unfavorable impact of lower priced recycling and yard waste service programs in the South. The base business yield improvements in our transfer business throughout 2004 have been almost exclusively attributable to the Eastern portion of the United States. However, increased pricing in our transfer business in the East has negatively affected our volume-related revenue in that region. The base business yield increases during 2004 have been partially offset by average yield declines in our landfill operations. This decline is primarily the net result of the continued impact of lower pricing for special waste, particularly in the South and Midwest, which has been partially offset by increased pricing for municipal solid waste disposal.

      In 2003, the increase in base business yield as compared to 2002 was attributable to our collection, transfer and waste-to-energy businesses, with a significant increase in our residential collection operations. Certain of these price increases related to additional costs and taxes were passed on to our customers. However, the increase was partially offset by our landfill business, where we experienced decreases in price-related revenue principally due to our special waste landfill operations, mainly because of an increase in lower priced event work in the Southern and Western portions of the United States.

      Commodity — Our revenues in both 2004 and 2003 were positively affected by price increases in all of the recycling commodities that we process. Average prices for old corrugated cardboard were up approximately 33% during the year, from $64 per ton in 2003 to $85 per ton in 2004. Average prices for old newsprint have also improved year-over-year by approximately 25%, from $69 per ton in 2003 to $86 per ton in 2004. However, a significant portion of increases from commodity prices is rebated to our suppliers, thereby increasing our cost of goods sold resulting in a relatively small impact to our income from operations.

      Fuel surcharges and fees — We experienced revenue improvements during 2004 due to our continued effort to pass on higher fuel costs to our customers through fuel surcharges. Fuel surcharges increased revenues year-over-year by approximately $53 million for the year ended December 31, 2004 and approximately $33 million for the year ended December 31, 2003. These increases were more than offset by increased operating costs due to higher diesel fuel prices as discussed in Operating Expenses — Fuel.

      Volume — During 2004, we experienced significant volume-related revenue increases in our collection and landfill businesses, driven principally by our Southern and Western Groups. A substantial portion of volume-related revenue growth is due to the volume increases each of our operating groups has experienced in its industrial collection operations. In the Southern and Western portions of the United States, our residential collection and transfer volumes have also made substantial contributions to revenue growth throughout the year. Additionally, hurricane clean-up efforts increased the Southern Group’s 2004 volume-related revenues by approximately $115 million. Landfill volume increases have also provided significant revenue improvements during 2004. The volume increases in our landfill business have been the most significant in the South and West, where increases in both construction and demolition waste and special waste have been substantial. Excluding the impact of hurricanes, we believe that a relatively strong economic environment has driven our volume-related revenue improvements.

      Our revenue due to volumes decreased in 2003 as compared to 2002, primarily in our collection and recycling businesses. We believe the 2003 declines in collection were the result of general economic conditions and increased competition, particularly in the Eastern and Midwestern portions of the United States. Our loss of a contract with the City of Chicago during February 2003 was the primary reason for volume declines in transfer and recycling, accounting for lost revenues of approximately $60 million for the year ended December 31, 2003. Partially offsetting these decreases were increases in special waste volumes at our landfills, primarily in the Southern and Western portions of the United States.

      Acquisitions — In 2004, the increase in revenues due to acquisitions was largely related to the full year impact of our acquisition of collection assets from Allied Waste Industries, Inc. in the third and fourth quarters of 2003. Other acquisitions of recycling, transfer and waste-to-energy businesses consummated subsequent to the third quarter of 2003 also provided increases in revenues during 2004. In 2003, we also acquired the Peltz Group, the largest privately-held recycler in the United States.

Operating Expenses (Exclusive of Depreciation and Amortization Shown Below)

      Our operating expenses include (i) labor and related benefits, which include salaries and wages, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third party disposal facilities and transfer stations; (iii) maintenance and repairs relating to both equipment and facilities; (iv) subcontractor costs, which include the costs of independent haulers who transport our waste to disposal facilities; (v) costs of goods sold, which are primarily the rebates paid to suppliers associated with recycling commodities; (vi) fuel costs, which represent the costs of fuel and oils to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, host community fees and royalties; and (viii) other operating costs, which include equipment and facility rent, property taxes, insurance and claims costs and landfill operating costs.

      The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the year ended December 31 for the respective periods (in millions):

		Period to Period			Period to Period
	2004	Change		2003	Change		2002

Labor and related benefits	$2,915	$141	5.1%	$2,774	$78	2.9%	$2,696
Transfer and disposal costs	1,277	89	7.5	1,188	56	4.9	1,132
Maintenance and repairs	706	14	2.0	692	15	2.2	677
Subcontractor costs	887	189	27.1	698	51	7.9	647
Cost of goods sold	620	123	24.7	497	201	67.9	296
Fuel	401	79	24.5	322	47	17.1	275
Disposal and franchise fees and taxes	629	29	4.8	600	59	10.9	541
Other	793	(27)	(3.3)	820	135	19.7	685

	$8,228	$637	8.4%	$7,591	$642	9.2%	$6,949

      When comparing the year ended December 31, 2002 to other periods, our 2002 restructuring, as discussed below within Restructuring, resulted in the re-characterization of certain labor and facility-related costs. Through March 31, 2002, these costs were included within other selling, general and administrative costs. After the adoption of the new organizational structure these costs were deemed more appropriate to be classified as operating costs and as such have been recorded as operating expenses since April 1, 2002, when the organizational changes became effective. The components of operating expenses impacted are labor and related benefits as well as other operating expenses.

      Labor and related benefits — After excluding the cost increases due to the recharacterization of selling, general and administrative costs as discussed above, these costs have increased year-over year as a result of (i) higher salaries and hourly wages when compared with the prior year due to annual merit increases; (ii) increased overtime costs due in part to increased volumes; and (iii) salary and hourly wage costs related to acquisitions. Additionally, the increases in 2004 and to a lesser extent in 2003 have been partially offset by savings realized as a result of our 2003 workforce reductions.

      Transfer and disposal costs — The increases are due principally to volume increases from both general operating activities and acquisitions.

      Subcontractor costs — These cost increases during 2004 as compared with the prior year are primarily due to higher volumes we have experienced throughout the year, including increased subcontractor costs of approximately $78 million in 2004 attributable to hurricane clean-up services provided by our Southern Group. Also contributing to the increases are (i) the impact of acquisitions; (ii) increased third-party transportation costs in our Western Group due to the service requirements of certain event work; (iii) higher fuel surcharges paid to third party subcontractors; and (iv) additional transportation costs in our Eastern Group due to capacity constraints at some of our landfills.

      In 2003, we also experienced, to a lesser extent, the effects of the redirection of waste as a result of landfill constraints in the Eastern Group. Additionally, we had increased subcontractor costs in 2003 as compared to 2002 due to (i) increases in subcontracted transportation costs from an increase in special waste activity within our landfill line of business; (ii) general volume increases; and (iii) increased use of subcontractors for our national accounts in areas where we do not provide services.

      Cost of goods sold — Our Recycling Group provides our suppliers with rebates that are driven by market prices of recyclable commodities, which means that the increase in cost of goods sold correlates directly to the increase in the market prices of these commodities and our revenue yield.

      Fuel — We experienced an average increase of $0.30 per gallon for 2004 as compared with 2003 and in 2003 we experienced an average increase of $0.19 per gallon over 2002. However, a significant portion of this cost increase is offset by our fuel surcharges to customers, which are reflected as fuel price increases within our Operating Revenues section above.

      Other operating expenses — The primary reason for the decrease during 2004 as compared with 2003 is the impact of the December 31, 2003 consolidation of two special purpose type variable interest entities from which we lease three waste-to-energy facilities. Prior to the consolidation of these entities, we accounted for these arrangements as operating leases. The consolidation of these entities has, therefore, resulted in a decline in rental expense in 2004, which was mostly offset by increases in depreciation, interest expense and minority interest expense. Additionally, in 2004, we experienced increased landfill and environmental costs, but had partially offsetting gains from the sale of certain assets.

      After excluding the cost increases due to the recharacterization of selling, general and administrative costs as discussed above, the increase in 2003 other operating expenses over 2002 is partially attributable to (i) increased landfill and environmental costs of approximately $24 million primarily due to increases in costs associated with accretion expense on landfill asset retirement obligations related to our adoption of SFAS No. 143 and (ii) increased risk management expenses of approximately $20 million largely as a result of increases in the average cost per claim and higher financial assurance costs.

Selling, General and Administrative

      Our selling, general and administrative expenses consist of (i) labor costs, which include salaries, related insurance and benefits, contract labor, and payroll taxes; (ii) professional fees, which include fees for consulting, legal, audit, and tax services; (iii) provision for bad debts, which includes allowances for uncollectible customer accounts and collection fees; and (iv) other general and administrative expenses, which include facility-related expenses, voice and data telecommunications, advertising, travel and entertainment, rentals, postage, and printing.

      The following table summarizes the major components of our selling, general and administrative costs for the year ended December 31 for the respective periods (in millions):

		Period to			Period to
	2004	Period Change		2003	Period Change		2002

Labor and related benefits	$741	$15	2.1%	$726	$(55)	(7.0)%	$781
Professional fees	169	18	11.9	151	(8)	(5.0)	159
Provision for bad debts	48	2	4.3	46	2	4.5	44
Other	309	16	5.5	293	(115)	(28.2)	408

	$1,267	$51	4.2%	$1,216	$(176)	(12.6)%	$1,392

      Labor and related benefits — We realized an increase in labor and related benefits for the year ended December 31, 2004 as compared with the prior year primarily attributable to (i) increased commissions paid to our sales personnel; (ii) higher salaries and hourly wages that were partially offset by the 2003 workforce reduction; and (iii) higher bonus expense due to the overall improvement in our performance for 2004. A decline in our use of contract labor has partially offset these increases.

      During the year ended December 31, 2003, the overall reduction in labor and related benefits was a result of reductions in salary and other labor-related costs, which were primarily derived from our March 2002 reorganization and February and June 2003 restructurings.

      Professional fees — We experienced increases in professional fees for the year ended December 31, 2004 as compared with the year ended December 31, 2003 as a result of higher litigation and defense costs and consulting fees for both general business reasons and our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We did not see a significant fluctuation in professional fees between the year ended December 31, 2003 and 2002.

      Other selling, general and administrative costs — During 2003, we obtained favorable settlements for legal disputes, which are driving the apparent increase in costs in 2004 as compared with 2003. After excluding this impact, we have maintained our cost reduction efforts that were put in place in 2003. In 2003, management focused on reducing spending related to travel and entertainment and other administrative costs.

      This focus on cost reduction is a primary factor for the lower other selling, general and administrative costs for the year ended December 31, 2003 as compared with 2002. Additionally, in 2002 we experienced increases in our legal reserves that resulted in an unfavorable effect on results as compared with 2003.

      Also, when comparing the year ended December 31, 2002 to other periods, our 2002 restructuring, as discussed below within Restructuring, resulted in the re-characterization of certain labor and facility-related costs. Through March 31, 2002, these costs were included within other selling, general and administrative costs. After the adoption of the new organizational structure, these costs were deemed more appropriate to be classified as operating costs and as such have been recorded as operating expenses since April 1, 2002, which is when the organizational changes became effective.

Depreciation and Amortization

      Depreciation and amortization includes (i) amortization of intangible assets with a definite life, either using a 150% declining balance approach or a straight-line basis over the definitive terms of the related agreements, which are from two to ten years depending on the type of asset; (ii) depreciation of property and equipment on a straight-line basis from three to 50 years; (iii) amortization of landfill costs, including those incurred and all estimated future costs for landfill development, construction, closure and post-closure, on a units-of-consumption method as landfill airspace is consumed over the estimated remaining capacity of a site; and (iv) amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event.

      The increase in depreciation and amortization in 2004 as compared to 2003 is primarily related to (i) an increase in our landfill amortization rate, net of the adjustment related to our landfill retirement costs, of $0.19 per ton, and, to a lesser extent, an increase in landfill airspace amortization due to higher volumes; (ii) increased information technology depreciation expense recognized as a result of placing additional enterprise-wide software systems into service during the latter half of 2003; and (iii) increased depreciation expense for our Wheelabrator Group as a result of consolidating two variable interest entities. The increase in our landfill airspace and landfill asset retirement cost amortization in 2004 was partially offset by the impact of approximately $18 million of incremental changes related to our final capping, closure and post closure obligations due to (i) the addition of new landfill expansions and the removal of certain expansions from the landfill cost base; (ii) permit modifications; (iii) the settlement of final capping events; and (iv) changes in certain estimates that are derived from an annual review which occurs in the fourth quarter of each year. Depreciation and amortization remained relatively flat from 2002 to 2003.

Restructuring

      In 2002, we reorganized our operations to form market areas within our geographic Groups to better align collection, transport, recycling and disposal resources. As part of the restructuring, we reduced the number of field layers of management and eliminated approximately 1,900 field-level administrative and operational positions. In 2002, we recorded $38 million in pre-tax charges for costs associated with the implementation of the new structure. These charges included $36 million for employee severance and benefit costs and $2 million related to abandoned operating lease agreements. All payments related to this restructuring have been made.

      In February 2003, we reduced the number of market areas that make up our geographic operating Groups and reduced certain overhead positions to streamline our organization. As a result, we incurred approximately $20 million in one-time employee severance and benefit costs. The operational efficiencies provided by the February 2003 organizational changes enabled us to further reduce our workforce in June 2003. We recorded $24 million of pre-tax charges for employee severance and benefit costs associated with this workforce reduction during 2003.

      During 2004, we recorded a $1 million credit to reduce our accrual for severance costs associated with these workforce reductions. As of December 31, 2004, substantially all obligations associated with the February restructuring and workforce reduction have been paid. The first quarter of 2005 is the final period we are obligated to make any severance payments to employees associated with the February 2003 reorganization and workforce reduction. Approximately $1 million remains accrued as of December 31, 2004 for employee severance and benefit costs incurred as a result of the June 2003 workforce reduction, which will be paid to certain employees through the third quarter of 2005.

Asset Impairments and Unusual Items

      In 2004, the net gain of $13 million for asset impairments and unusual items related to (i) $17 million in impairment losses primarily due to the impairment of certain landfill assets and software development costs; (ii) $15 million in gains on divestitures that primarily related to certain Port-O-Let operations; and (iii) $15 million of gains in 2004 related to adjustments we made to our estimated obligations associated with our Non-NASW Divested Operations and our receipt of cash from a third-party for a previously settled remedial obligation.

      During 2003, we recorded a net gain of $8 million to asset impairments and unusual items primarily as a result of gains of $13 million recognized on divestitures of certain operations that were offset, in part, by $5 million for asset impairment and other miscellaneous charges.

      In 2002, the net gain of $34 million for asset impairments and unusual items was due primarily to (i) our receipt of approximately $11 million related to a previously impaired, non-revenue producing asset, (ii) net gains of approximately $8 million on divestitures during the year and (iii) reductions to legal reserves of approximately $8 million and loss contract reserves of approximately $7 million that we deemed were in excess of current requirements and that were initially recognized as a charge to asset impairments and unusual items.

Income From Operations by Reportable Segment

      We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Canadian, Wheelabrator and Recycling Groups. These Groups, when combined with certain other operations, comprise our NASW operations. The operations not managed through our seven operating Groups are presented herein as “Other NASW.”

      As discussed in Note 11 to the consolidated financial statements, charges associated with our restructuring and workforce reductions impacted the operating results of our reportable segments in 2003 and 2002. The following table summarizes income from operations by reportable segment for the year ended December 31 for each respective period and provides explanations of other factors contributing to the significant changes in our segments’ operating results (in millions):

		Period to Period			Period to Period
	2004	Change		2003	Change		2002

Canadian	$67	$(9)	(11.8)%	$76	$39	105.4%	$37
Eastern	337	20	6.3	317	(123)	(28.0)	440
Midwest	358	5	1.4	353	(43)	(10.9)	396
Southern	665	63	10.5	602	12	2.0	590
Western	390	22	6.0	368	(7)	(1.9)	375
Wheelabrator	283	54	23.6	229	20	9.6	209
Recycling	25	32	457.1	(7)	(9)	(450.0)	2
Other NASW	(19)	7	26.9	(26)	12	31.6	(38)

Total NASW	$2,106	$194	10.1%	$1,912	$(99)	(4.9)%	$2,011

      Canadian — While general economic factors, such as foreign currency rates, favorably affected operating results year-over-year, a favorable legal settlement of $17 million in the fourth quarter of 2003 and an unfavorable legal settlement of $26 million in 2002 were the primary drivers of these changes.

      Eastern — Operating income improvement from 2003 to 2004 was driven primarily by (i) revenue growth due to increased average yield across all major lines of business, partially offset by volume declines in transfer, residential collection and landfill operations throughout the year; (ii) higher operating expenses incurred in 2003 due to the first quarter’s harsh weather conditions; and (iii) acquisitions. These earnings improvements were partially offset by increased costs for labor and the transportation of waste, higher landfill amortization rates and the impairment of a landfill. The most significant factors affecting the decline from 2002 to 2003 were (i) lower collection and landfill volumes; (ii) increased disposal costs largely due to disposal constraints in the northeastern portion of the United States; (iii) general increases in landfill operating costs and repair and maintenance costs; and (iv) harsh winter weather experienced during the first quarter of 2003.

      Midwest — Lower operating income in 2003 as compared with 2002 was primarily due to (i) the harsh winter weather conditions during the first quarter of 2003 (ii) soft economic conditions leading to lower volume; and (iii) an increase in competitive activity leading to price roll-backs and lost business. These economic and competitive pressures continued to impact the Midwest’s results during 2004.

      Southern — Operating income in 2004 has been favorably affected by (i) positive internal revenue growth, largely due to volume increases in higher margin landfill operations; (ii) acquisitions; (iii) increased revenue during the second half of 2004 as a result of the hurricanes in the region during the third quarter; (iv) favorable landfill capping adjustments in the fourth quarter of 2004, largely offset by higher landfill amortization rates utilized throughout 2004; and (v) various operating and administrative cost reductions. These improvements were partially offset by the write-off of a terminated landfill development project during the fourth quarter of 2004. Results for the Southern Group were relatively consistent between 2002 and 2003.

      Western — The 2004 increase is primarily attributable to revenue growth, which is largely due to increased volumes in industrial and residential collection and transfer operations and average yield improvements in our commercial and residential collection operations. These gains were partially offset by (i) increased labor costs; (ii) higher fuel costs not passed on to customers; and (iii) increases in third party transportation and other subcontractor costs. Results for the Western Group were relatively consistent between 2002 and 2003.

      Wheelabrator — The increase in 2004 operating income was due in large part to (i) positive internal revenue growth driven by improved electricity pricing and average yield improvements on long-term disposal contracts and (ii) the consolidation of two special purpose variable interest entities on December 31, 2003, which has increased income from operations as a result of decreased operating costs, partially offset by increases in depreciation expense (the impact of the consolidation of these entities on income before income taxes is significantly reduced by increases in interest expense and minority interest expense). Wheelabrator’s 2003 operating results were favorably affected by an $11 million gain realized as a result of a legal settlement, which also significantly affected their trended income from operations for the years presented.

      Recycling — The Recycling Group’s 2004 operating revenues have been favorably affected by significantly higher market prices for recycling commodities. Improvements in the market prices for these commodities provide marginal increases to our income from operations because a substantial portion of changes in market prices are generally passed on as rebates to our suppliers. These favorable market conditions were the primary drivers of the current year’s increase in earnings.

Other Components of Income Before Cumulative Effect of Changes in Accounting Principles

      The following summarizes the other major components of our income before cumulative effect of changes in accounting principles for the year ended December 31 for each respective period (in millions):

		Period to Period			Period to Period
	2004	Change		2003	Change		2002

Interest expense, net	$385	$(42)	9.8%	$427	$(19)	(4.3)%	$446
Equity in losses (earnings) of unconsolidated entities	98	102	*	(4)	2	(33.3)	(6)
Minority interest	36	30	*	6	(1)	(14.3)	7
Other, net	2	14	*	(12)	33	*	(45)
Provision for income taxes	247	(157)	*	404	(18)	(4.3)	422

*	Percentage change not meaningful. Refer to the explanations of these items below for a discussion of the relationship between current year and prior year activity.

Interest Expense, net

      In 2004, net interest expense decreased approximately $42 million when compared with 2003, which is due to a $58 million increase in interest income from $12 million in 2003 to $70 million in 2004. This increase is due primarily to interest income of $46 million realized on tax refunds received from the IRS for the settlement of several federal audits. Partially offsetting the benefit of the current year increase in interest income is a $16 million increase in interest expense, which is primarily attributable to the consolidation of two special purpose variable interest entities on December 31, 2003 as a result of our implementation of FIN 46.

      The decline in net interest expense in 2003 when compared with 2002 can be largely attributed to our increased utilization of tax-exempt financing, which contributed to a decline in our weighted average interest rate for the period.

      For all periods, we have experienced a positive impact to interest expense as a result of our interest rate derivative contracts, which we use to manage our exposure to changes in market interest rates. The combined benefit of active and terminated interest rate swap agreements resulted in interest expense reductions of approximately $90 million for 2004, approximately $96 million for 2003 and approximately $86 million for 2002. While we expect the benefits of our interest rate derivative contracts to continue in 2005, the benefit derived from our interest rate contracts will be impacted by changes in short-term rates on our active agreements and will decline as the debt associated with terminated contracts matures.

      Of the $90 million in reductions to interest expense realized in 2004 for terminated and active interest rate swap agreements, $48 million related to the amortization of terminated swaps. Our terminated interest rate swaps are expected to reduce interest expense by $42 million in 2005, $41 million in 2006 and $37 million in 2007.

Equity in Losses (Earnings) of Unconsolidated Entities

      In the first and second quarters of 2004, we acquired an equity interest in two coal-based synthetic fuel production facilities. We account for our investments in these entities using the equity method of accounting and their related losses are the reason for the 2004 versus 2003 change in equity in losses (earnings) of unconsolidated entities. These equity losses are more than offset by the tax benefit realized as a result of these investments as discussed below within Provision for Income Taxes. If, for any reason, the tax credits generated by the facilities were no longer allowable under Section 29 of the Internal Revenue Code, we would no longer incur these equity losses. Additional information related to these investments is included in Note 8 to the consolidated financial statements.

Minority Interest

      The increase in 2004 minority interest expense over prior years was primarily attributable to the consolidation of two special purpose type variable interest entities on December 31, 2003 as a result of our implementation of FIN 46. This increase was more than offset by an increase in our income from operations as a result of consolidating the entities. Additional information related to these investments is included in Note 19 to the consolidated financial statements.

Other, net

      Our other income and expense in 2003 and 2004 is primarily attributable to the impact of foreign currency translation.

      We experienced a significant impact to other income in 2002 due primarily to the sale of an equity investment. In 2002, a company in which we held an approximately 17% interest was acquired by another entity. We also held a note from the acquired company that was paid off in connection with the acquisition. The proceeds from the repayment of the note and the sale of our equity investment resulted in a gain of approximately $43 million in the fourth quarter of 2002.

Provision for Income Taxes

      We recorded a provision for income taxes of $247 million for 2004, $404 million for 2003 and $422 million for 2002 resulting in an effective income tax rate of approximately 21.0%, 36.0% and 34.0% for each of the three years, respectively.

      The difference in federal income taxes computed at the federal statutory rate and reported income taxes for 2004 is primarily due to (i) the realization of non-conventional fuel tax credits generated by our landfills and our investments in the coal-based synthetic fuel production facilities discussed above within equity in losses (earnings) of unconsolidated entities; and (ii) the realization of a net benefit of approximately $101 million for tax audit settlements that occurred during the year; offset in part by (iii) state and local income taxes. The decrease of approximately $131 million in our tax provision attributable to our equity investments in the coal-based synthetic fuel production facilities more than offset the related equity losses and interest expense for those entities discussed above.

      The difference in federal income taxes computed at the federal statutory rate and reported income taxes for 2003 and 2002 is primarily due to state and local income taxes, offset in part by non-conventional fuel tax credits generated by our landfills. Additionally, in 2003 we recognized a $6 million tax benefit on the settlement of certain foreign audits. In 2002, we recognized a tax benefit of approximately $16 million due to a capital gain generated in 2002 that enabled us to utilize a previously unbenefitted capital loss that arose from a divestiture. A tax benefit of approximately $31 million was also recognized in 2002 related to the carry-back of losses by our Dutch subsidiary.

      See Note 8 to our consolidated financial statements for further discussion.

Cumulative Effect of Changes in Accounting Principles

      On March 31, 2004, we recorded a credit of approximately $8 million, net of taxes, or $0.01 per diluted share, as a cumulative effect of change in accounting principle as a result of the consolidation of previously unrecorded trusts as required by FIN 46. See Note 2 to the consolidated financial statements for further discussion.

      In the first and fourth quarters of 2003, we recorded net of tax charges of $46 million and $43 million, respectively, to cumulative effect of changes in accounting principles for the initial adoption of the accounting changes described below.

•	Through December 31, 2002, we accrued in advance for major repairs and maintenance expenditures and deferred costs associated with annual plant outages at our waste-to-energy facilities and independent power production plants. Effective January 1, 2003, we changed our policy from this method to one that expenses these costs as they are incurred. We recorded approximately $25 million, net of taxes, or $0.04 per diluted share, as a credit to cumulative effect of changes in accounting principles.

•	Through December 31, 2002, we accrued for future losses under customer contracts that we entered into that over the contract life were projected to have direct costs greater than revenues. Effective January 1, 2003, we recorded approximately $30 million, net of taxes, or $0.05 per diluted share, as a credit to cumulative effect of changes in accounting principles.

•	In connection with the adoption of SFAS No. 143, we recorded approximately $101 million, including tax benefit, or $0.17 per diluted share, in the first quarter of 2003 as a charge to cumulative effect of changes in accounting principles. Substantially all of this charge was related to the impact of changes in accounting for landfill final capping, closure and post-closure costs.

•	In connection with the application of FIN 46 to special purpose type variable interest entities, we recorded approximately $43 million, including tax benefit, or $0.07 per diluted share, in the fourth quarter of 2003 as a charge to cumulative effect of changes in accounting principles. For a discussion of these variable interest entities see Notes 2 and 19 to the consolidated financial statements.

      In the first quarter of 2002, we recorded a credit of $2 million to cumulative effect of change in accounting principle to write off the aggregate amount of negative goodwill as a result of adopting SFAS No. 141, Accounting for Business Combinations.

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

      We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (i) the construction and expansion of our landfills; (ii) additions to and maintenance of our trucking fleet; (iii) refurbishments and improvements at waste-to-energy and materials recovery facilities; (iv) the container and equipment needs of our operations; and (v) capping, closure and post-closure activities at our landfills. Beginning in 2002, we committed ourselves to providing our shareholders with a return on their investment through our share repurchase program, and in 2004 began a quarterly dividend program. Our Board of Directors has approved a new capital allocation program that provides for up to $1.2 billion in aggregate dividend payments and share repurchases each year during 2005, 2006 and 2007. We also continue to invest in acquisitions that we believe will be accretive and provide continued growth in our core business.

      On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) became law. A provision of the Act temporarily reduces the tax rate on repatriated income if the income is permanently reinvested in the U.S. We are currently evaluating the potential impact of this legislation, which includes an analysis of the funds provided by our Canadian operations available for repatriation. However, we do not expect this legislation to materially impact our consolidated liquidity position.

Summary of Cash, Restricted Trust and Escrow Accounts and Debt Obligations

      The following is a summary of our cash, restricted trust and escrow accounts and debt balances as of December 31, 2004 and December 31, 2003 (in millions):

	2004	2003

Cash and cash equivalents	$443	$217

Restricted trust and escrow accounts:
Tax-exempt bond funds	$333	$465
Closure, post-closure and remediation funds	213	186
Debt service funds	83	89
Other	18	12

Total restricted trust and escrow accounts	$647	$752

Debt:
Current portion	$384	$514
Long-term portion	8,182	7,997

Total debt	$8,566	$8,511

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$135	$168

      Cash and cash equivalents — Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less.

      Restricted trust and escrow accounts — Restricted trusts and escrow accounts consist primarily of funds held in trust for the construction of various facilities or repayment of debt obligations, funds deposited in connection with landfill closure, post-closure and remedial obligations and insurance escrow deposits. These balances are primarily included within long-term other assets in our consolidated balance sheets. See Note 3 to the consolidated financial statements for additional discussion.

      Debt — Revolving credit and letter of credit facilities — The table below summarizes the credit capacity, maturity and outstanding letters of credit under our revolving credit facility and principal letter of credit facilities outstanding at December 31, 2004 (in millions). We also had an additional $88 million in outstanding letters of credit at December 31, 2004 that have been issued under various arrangements, none of which provide for committed capacity.

			Outstanding
	Total Credit		Letters of
Facility	Capacity	Maturity	Credit

Five-year revolving credit facility(a)	$2,400	October 2009	$1,366
Five-year letter of credit and term loan agreement(b)	15	June 2008	15
Five-year letter of credit facility(b)	350	December 2008	349
Seven-year letter of credit and term loan agreement(b)	175	June 2010	166
Ten-year letter of credit and term loan agreement(b)	105	June 2013	101

Total	$3,045		$1,997

(a)	This facility provides us with credit capacity that could be used for either cash borrowings or letters of credit. At December 31, 2004, no borrowings were outstanding under the facility, and we had unused and available credit capacity of approximately $1,034 million.

(b)	These facilities have been established to provide us with letter of credit capacity. In the event of an unreimbursed draw on a letter of credit, the amount of the draw paid by the letter of credit provider generally converts into a term loan for the remaining term under the respective agreement or facility. Through December 31, 2004 we had not experienced any unreimbursed draws on our letters of credit.

     We have used each of these facilities to support letters of credit that we issue to support our insurance programs, certain tax-exempt bond issuances, municipal and governmental waste management contracts, closure and post-closure obligations and disposal site or transfer station operating permits. These facilities require us to pay fees to the lenders and our obligation is generally to repay any draws that may occur on the letters of credit. We expect that similar facilities may continue to serve as a cost efficient source of letter of credit capacity in the future, and we continue to assess our financial assurance requirements to ensure that we have adequate letter of credit and surety bond capacity in advance of our business needs.

      On October 15, 2004, we renegotiated our three-year, $650 million and five-year, $1.75 billion revolving credit facilities, replacing them with a single, five-year, $2.4 billion syndicated revolving credit facility.

      Senior notes — During March 2004 we issued $350 million of 5.0% senior notes due March 15, 2014. The net proceeds of the offering were approximately $346 million after deducting underwriters’ discounts and expenses. We used these proceeds to repay $150 million of 8.0% senior notes due April 30, 2004 and $200 million of 6.5% senior notes due May 15, 2004. With cash on hand, we repaid $295 million of 7.0% senior notes that matured on October 1, 2004. We have $100 million of 7.0% senior notes and $3 million of 6.65% senior notes both due May 15, 2005 that we currently expect to redeem with available cash.

      Tax-exempt bonds — As of December 31, 2004, we had approximately $2,047 million of outstanding tax-exempt bonds. We issued approximately $345 million of tax-exempt bonds during 2004, $35 million of which was issued to refinance higher rate tax-exempt bonds. We actively issue tax-exempt bonds as a means of accessing low-cost financing for capital expenditures. The proceeds from these financing arrangements are deposited directly into trust funds and may only be used for the specific purpose for which the money was raised, which is generally the construction of collection and disposal facilities and for the equipment necessary to provide waste management services. As we spend monies on the specific projects being financed, we are able to requisition cash from the trust funds. As discussed in the restricted trusts and escrow accounts section above, we have approximately $333 million held in trust for future spending as of December 31, 2004. During 2004, we received $442 million from these funds for approved capital expenditures.

      As of December 31, 2004, approximately $590 million of our tax-exempt bonds are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit that were issued primarily under our $2.4 billion, five-year revolving credit facility, that guarantee repayment of the bonds in the event the bonds are put to us. During the second quarter of 2004, we fixed the interest rates of approximately $379 million of tax-exempt bonds that had previously been remarketed on a weekly basis.

Because our variable-rate tax-exempt bonds require letter of credit support, fixing the interest rates of these debt instruments resulted in a decrease in our financial assurance needs.

      Tax-exempt project bonds — As of December 31, 2004, we had approximately $496 million of outstanding tax-exempt project bonds. These debt instruments are primarily used by our Wheelabrator Group to finance the development of waste-to-energy facilities. The bonds generally require periodic principal installment payments. As of December 31 2004, approximately $46 million of these bonds are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. Repayment of these bonds has been guaranteed with letters of credit issued under our five-year revolving credit facility. Approximately $91 million of these bonds will be repaid with either available cash or debt service funds within the next twelve months.

      Convertible subordinated notes — We had approximately $35 million of convertible subordinated notes that we repaid, with cash on hand, upon maturity on January 24, 2005.

      Interest rate swaps — We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of December 31, 2004, the interest payments on approximately $2.6 billion of our fixed rate debt have been swapped to variable rates, allowing us to maintain approximately 63% of our debt at fixed interest rates and approximately 37% at variable interest rates. Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by approximately $135 million as of December 31, 2004 and approximately $168 million at December 31, 2003.

Summary of Cash Flow Activity

      The following is a summary of our cash flows for the year ended December 31 for each respective period (in millions):

	2004	2003	2002

Net cash provided by operating activities	$2,218	$1,926	$2,153

Net cash used in investing activities	$(863)	$(1,084)	$(962)

Net cash used in financing activities	$(1,130)	$(986)	$(1,588)

      Net Cash Provided by Operating Activities — During both 2003 and 2002, cash generated from operations was positively affected by cash we received of approximately $109 million and $166 million, respectively, from counterparties for terminating certain interest rate swap agreements prior to their scheduled maturities. The positive cash receipts during 2002 were offset partially by cash payments of approximately $66 million to counterparties for the settlement of hedging agreements entered into to secure underlying interest rates related to our 2002 debt issuances.

      Cash generated from operations during 2003 was negatively affected by a $223 million net cash outflow for the settlement of our securities class action lawsuit in the third quarter of 2003. Settlement related activity impacting our operating cash flows during 2003 includes: (i) a final net cash settlement payment, net of insurance proceeds of $377 million plus accrued interest; (ii) a total tax benefit of approximately $138 million and (iii) related net settlement recoveries of approximately $16 million.

      After adjusting 2003 and 2002 for the unusual items mentioned above, our 2004 cash flows from operations increased $178 million over 2003 and $165 million over 2002. Our improved earnings and the favorable effects of our investments in two synthetic fuel partnerships are the primary contributors of this increase.

      Net Cash Used in Investing Activities — The primary contributor to the variation in cash used in investing activities is acquisition spending, which was $130 million in 2004, $337 million in 2003 and $162 million in 2002. In recent years, our business acquisition strategy has been to focus on tuck-in acquisitions, which are relatively small, accretive businesses that will easily integrate with, and provide value to, our existing operations. However, our 2003 acquisition activity was uncharacteristically high because of a few relatively large acquisitions that were made in addition to numerous smaller tuck-in acquisitions, particularly in our recycling line-of-business. Our current market development and capital allocation strategies reflect our desire to continue to invest in businesses that will enable us to effectively utilize our existing assets and the development or acquisition of disposal assets, which tend to provide higher returns on investment and operating margins. We intend to continue to make accretive tuck-in investments and expect acquisition spending in 2005 to be approximately $250 million.

      In addition to decreased acquisition spending, net receipts from restricted trust fund and escrow accounts in 2004 have increased $73 million over 2003 and $171 million over 2002. As discussed above, our restricted trust and escrow accounts are related to our (i) tax-exempt bonds; (ii) closure, post-closure and remedial requirements; or (iii) debt service requirements. The increase in cash received from these sources is due to increased utilization of this type of financing, which is a direct result of the favorable interest rates available.

      Our capital expenditures have been maintained at a manageable range of annual spending of approximately $1.2 billion to $1.3 billion. We anticipate that our capital expenditures during 2005 will be in the range of $1.25 billion to $1.35 billion.

      Additionally, we continue to receive cash proceeds from divestitures and other sales of assets. In January of 2005, we received proceeds of approximately $89 million for the divestiture of one of our landfills due to a Divestiture Order from the Canadian Competition Bureau. From time to time, we may be required to divest of certain assets due to governmental regulations.

      Net Cash Used in Financing Activities — The primary reason for the increase in net cash used in financing activities is the payment of our quarterly dividends, which resulted in cash dividends of $432 million in 2004 compared with cash dividends of $6 million paid in each of 2003 and 2002. Our Board of Directors approved our quarterly dividend program in August 2003, and we have declared and paid a dividend of $0.1875 per share of common stock in each quarter of 2004, compared with the annual $0.01 per share dividend in 2003 and 2002. Additionally, the Board of Directors announced that it expects dividends to be $0.20 per share per quarter beginning in 2005. All future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future prospects and other factors the Board may deem relevant. On January 28, 2005, the Board declared our first quarterly dividend under the program of $0.20 per share, which will be paid on March 24, 2005 to stockholders of record as of March 1, 2005.

      Offsetting the increase in cash dividend payments were decreases in share repurchases and net debt repayments and an increase in proceeds from the exercise of stock options and warrants. We paid approximately $496 million for share repurchases in 2004 as compared to $550 million paid during 2003 and $982 million paid in 2002. Our 2004 share repurchases include a cash payment of approximately $24 million to settle repurchases made in December 2003. Our 2004 stock repurchases and dividend payments were made under a capital allocation program that authorized management to spend up to $1 billion for this activity during the year. Since the inception of the repurchase program in February 2002, we have repurchased approximately 77 million shares of our common stock at a net cost of approximately $2 billion. We currently expect to continue repurchasing common stock under the capital allocation program discussed above. Future share repurchases under this program will be made at the discretion of management, and will depend on similar factors to those considered by the Board in making dividend declarations.

      Net debt repayments were approximately $386 million in 2004, $456 million in 2003 and $697 million in 2002. The following summary shows our most significant cash borrowings and debt repayments made during 2004:

•	proceeds of approximately $346 million from the March 2004 issuance of $350 million of 5.0% senior notes;

•	repayment of $150 million of 8.0% senior notes that matured in April 2004, $200 million of 6.5% senior notes that matured in May 2004 and $295 million of 7.0% senior notes that matured in October 2004; and

•	repayments of approximately $25 million of tax-exempt bonds and $42 million of tax-exempt project bonds.

      Cash receipts from common stock option and warrant exercises increased to $193 million in 2004 from $52 million in 2003 and $27 million in 2002. Increased cash receipts from common stock option and warrant exercises were driven by the increase in our stock price during the year.

Summary of Contractual Obligations

      The following table summarizes our contractual obligations as of December 31, 2004 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2005	2006	2007	2008	2009	Thereafter	Total

Recorded Obligations:
Expected environmental liabilities(a)
Final capping, closure and post-closure	$100	$88	$95	$87	$87	$1,316	$1,773
Environmental remediation	62	49	30	16	13	194	364

	162	137	125	103	100	1,510	2,137
Debt payments(b),(c)	382	491	526	535	684	5,824	8,442
Unrecorded Obligations:(d)
Non-cancelable operating lease obligations	102	91	81	65	57	927	1,323
Estimated unconditional purchase obligations(e)	211	192	107	101	101	436	1,148

Anticipated liquidity impact as of December 31, 2004	$857	$911	$839	$804	$942	$8,697	$13,050

a)	Environmental liabilities include final capping, closure, post-closure and environmental remediation costs. The amounts included here reflect environmental liabilities recorded in our consolidated balance sheet as of December 31, 2004 without the impact of discounting and inflation. Our recorded environmental liabilities will increase as we continue to place additional tons within the permitted airspace at our landfills.

b)	Our debt obligations as of December 31, 2004 include approximately $380 million of fixed rate tax-exempt bonds subject to re-pricing within the next twelve months, which is prior to their scheduled maturities. If the re-offering of the bonds is unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit supported by our long-term facilities that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation. However, these bonds have been classified as long-term in our consolidated balance sheet as of December 31, 2004. The classification of these obligations as long-term was based upon our intent to refinance the borrowings with other long-term financings in the event of a failed re-offering and our ability, in the event other sources of long-term financing are not available, to use our $2.4 billion, five-year revolving credit facility.

c)	Our recorded debt obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities. These amounts have been excluded here because they will not result in an impact to our liquidity in future periods. In addition, approximately $83 million of these future debt payments will be made with debt service funds held in trust and included as other assets within our December 31, 2004 balance sheet.

d)	Our unrecorded obligations represent operating lease obligations and purchase commitments from which we expect to realize an economic benefit in future periods. We have also made certain guarantees, as discussed in Note 10, that we do not expect to materially affect our current or future financial position, results of operations or liquidity.

e)	Our unconditional purchase obligations are generally quantity driven. We have therefore made estimates of our future obligations based on the current market values of the underlying products or services. See Note 10 to the consolidated financial statements for discussion of the nature and terms of our unconditional purchase obligations.

     We have contingencies that are not considered reasonably likely. As a result, the impact of these contingencies have not been included in the above table. See Note 10 to the consolidated financial statements for further discussion of these contingencies.

Off-Balance Sheet Arrangements

      We are party to (i) lease agreements with unconsolidated variable interest entities and (ii) guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 10 to the consolidated financial statements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2004 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Seasonal Trends and Inflation

      Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the summer, such as the hurricanes experienced during the third quarter of 2004, actually increase our revenues in the areas affected, although, for several reasons, including significant start-up costs, such revenues tend to provide lower margins. Conversely, harsh winter weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of those periods. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months for scheduled maintenance at our waste-to-energy facilities.

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

      In the normal course of business, we are exposed to market risks, including changes in interest rates, Canadian currency rates and certain commodity prices. From time to time, we use derivatives to manage some portion of these risks. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount, with no multipliers or leverage. As of December 31, 2004, all of our derivative transactions were related to actual or anticipated economic exposures although certain transactions did not qualify for hedge accounting. We are exposed to credit risk in the event of non-performance by our derivative counterparties. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties, all of whom we either consider credit-worthy, or who have issued letters of credit to support their performance.

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

      Interest Rate Exposure. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations, which are primarily denominated in U.S. dollars. In addition, we use interest rate swaps to manage the mix of fixed and floating rate debt obligations, which directly impacts variability in interest costs.

An instantaneous, one percentage point increase in interest rates across all maturities and applicable yield curves would have decreased the fair value of our combined debt and interest rate swap positions by approximately $490 million at December 31, 2004 and $440 million at December 31, 2003. This analysis does not reflect the effect that increasing interest rates would have on other items, such as new borrowings, nor the unfavorable impact they would have on interest expense and cash payments for interest.

      We are also exposed to interest rate market risk because we have approximately $647 million of assets held in trust funds and escrow accounts included primarily as a component of other long-term assets in our consolidated balance sheet at December 31, 2004. These assets are generally restricted for future capital expenditures and closure, post-closure and remedial activities at our disposal facilities and are therefore invested in high quality, liquid instruments including money market accounts and U.S. government agency debt securities. Because of the short-terms of these investments, we believe that our exposure to changes in fair value due to interest rate fluctuations is insignificant.

      Currency Rate Exposure. From time to time, we have used currency derivatives to mitigate the impact of currency translation on cash flows on intercompany Canadian-currency denominated debt. There would have been no material impact to our fair value position if there were an instantaneous 10% decrease in foreign exchange rates at December 31, 2003. At December 31, 2004 we have no foreign currency derivatives outstanding.

      Commodities Price Exposure. We market recycled products such as waste paper, aluminum and glass from our material recovery facilities. We enter into financial fiber swaps and options to mitigate the variability in cash flows from a portion of these sales. Under the swap agreements, we pay a floating index price and receive a fixed price for a fixed period of time. With regard to our option agreements, we have purchased price protection on certain wastepaper sales via synthetic floors (put options) and price protection on certain wastepaper purchases via synthetic ceilings (call options). Additionally, we have entered into collars (combination of a put and call option) with financial institutions in which we receive the market price for our wastepaper and aluminum sales within a specified floor and ceiling. We record changes in the fair value of commodity derivatives not designated as hedges to earnings, as required. All derivative transactions are subject to our risk management policy, which governs the type of instruments that may be used. An instantaneous 10% increase in recyclable material prices would decrease the fair value of our commodity derivatives by approximately $10 million at December 31, 2003 and by approximately $20 million at December 31, 2004. This analysis excludes the underlying physical commodity positions that are being hedged.

      See Notes 3 and 7 to the consolidated financial statements for further discussion of the use of and accounting for derivative instruments.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

      Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.

      We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal controls over financial reporting; however, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2004.

      Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

      We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Management, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 2 to the consolidated financial statements, during 2003 and 2004 the Company adopted the respective portions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” and, effective January 1, 2003, the Company (i) changed its method of accounting for major repairs and maintenance costs and annual outage costs, (ii) changed its method of accounting for loss contracts and (iii) adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas

February 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Waste Management, Inc.

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Waste Management, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that Waste Management, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Waste Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waste Management, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 16, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas

February 16, 2005

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value amounts)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$443	$217
Accounts receivable, net of allowance for doubtful accounts of $61 and $58, respectively	1,717	1,494
Notes and other receivables	232	317
Parts and supplies	90	82
Deferred income taxes	58	111
Prepaid expenses and other assets	279	139

Total current assets	2,819	2,360
Property and equipment, net of accumulated depreciation and amortization of $10,827 and $9,553, respectively	11,476	11,411
Goodwill	5,301	5,220
Other intangible assets, net	152	156
Other assets	1,157	1,235

Total assets	$20,905	$20,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$772	$668
Accrued liabilities	1,586	1,764
Deferred revenues	463	429
Current portion of long-term debt	384	514

Total current liabilities	3,205	3,375
Long-term debt, less current portion	8,182	7,997
Deferred income taxes	1,380	1,307
Landfill and environmental remediation liabilities	1,141	1,124
Other liabilities	744	727

Total liabilities	14,652	14,530

Minority interest in subsidiaries and variable interest entities	282	250

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,481	4,501
Retained earnings	3,004	2,497
Accumulated other comprehensive income (loss)	69	(14)
Restricted stock unearned compensation	(4)	—
Treasury stock at cost, 60,069,777 and 54,164,336 shares, respectively	(1,585)	(1,388)

Total stockholders’ equity	5,971	5,602

Total liabilities and stockholders’ equity	$20,905	$20,382

See notes to consolidated financial statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,

	2004	2003	2002

Operating revenues	$12,516	$11,648	$11,211

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	8,228	7,591	6,949
Selling, general and administrative	1,267	1,216	1,392
Depreciation and amortization	1,336	1,265	1,222
Restructuring	(1)	44	38
Asset impairments and unusual items	(13)	(8)	(34)

	10,817	10,108	9,567

Income from operations	1,699	1,540	1,644

Other income (expense):
Interest expense	(455)	(439)	(467)
Interest income	70	12	21
Equity in earnings (losses) of unconsolidated entities	(98)	4	6
Minority interest	(36)	(6)	(7)
Other, net	(2)	12	45

	(521)	(417)	(402)

Income before income taxes and cumulative effect of changes in accounting principles	1,178	1,123	1,242
Provision for income taxes	247	404	422

Income before cumulative effect of changes in accounting principles	931	719	820
Cumulative effect of changes in accounting principles, net of income tax expense of $5 in 2004, income tax benefit of $60 in 2003 and $0 tax impact in 2002	8	(89)	2

Net income	$939	$630	$822

Basic income per common share:
Income before cumulative effect of changes in accounting principles	$1.62	$1.22	$1.34
Cumulative effect of changes in accounting principles	0.01	(0.15)	—

Net income	$1.63	$1.07	$1.34

Diluted income per common share:
Income before cumulative effect of changes in accounting principles	$1.60	$1.21	$1.33
Cumulative effect of changes in accounting principles	0.01	(0.15)	—

Net income	$1.61	$1.06	$1.33

Cash dividends per common share	$0.75	$0.01	$0.01

Pro forma income and earnings per common share assuming changes in accounting principles described in Note 2 are applied retroactively:
Income before cumulative effect of changes in accounting principles	$931	$723	$777
Basic earnings per common share before cumulative effect of changes in accounting principles	$1.62	$1.23	$1.27
Diluted earnings per common share before cumulative effect of changes in accounting principles	$1.60	$1.22	$1.26

See notes to consolidated financial statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$939	$630	$822
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of changes in accounting principles	(8)	89	(2)
Provision for bad debts	48	45	42
Depreciation and amortization	1,336	1,265	1,222
Deferred income tax provision	156	363	319
Minority interest	36	6	7
Equity in losses (earnings) of unconsolidated entities, net of distributions	67	(4)	(6)
Net gain on disposal of assets	(24)	(12)	(56)
Effect of asset impairments and unusual items	(13)	(8)	(34)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(223)	(79)	43
Prepaid expenses and other current assets	(33)	19	(2)
Other assets	(23)	77	128
Accounts payable and accrued liabilities	(43)	(415)	(359)
Deferred revenues and other liabilities	3	(50)	29

Net cash provided by operating activities	2,218	1,926	2,153

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(130)	(337)	(162)
Capital expenditures	(1,258)	(1,200)	(1,287)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	96	74	175
Net receipts from restricted trust and escrow accounts	444	371	273
Other	(15)	8	39

Net cash used in investing activities	(863)	(1,084)	(962)

Cash flows from financing activities:
New borrowings	415	107	894
Debt repayments	(801)	(563)	(1,591)
Common stock repurchases	(496)	(550)	(982)
Cash dividends	(432)	(6)	(6)
Exercise of common stock options and warrants	193	52	27
Minority interest distributions paid	(25)	—	—
Other	16	(26)	70

Net cash used in financing activities	(1,130)	(986)	(1,588)

Effect of exchange rate changes on cash and cash equivalents	1	2	1

Increase (decrease) in cash and cash equivalents	226	(142)	(396)
Cash and cash equivalents at beginning of year	217	359	755

Cash and cash equivalents at end of year	$443	$217	$359

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest and periodic settlements from interest rate swap agreements	$479	$479	$490
Income taxes	136	97	201

See notes to consolidated financial statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

					Accumulated
					Other	Restricted
	Common Stock		Additional		Comprehensive	Stock	Treasury Stock
			Paid-In	Retained	Income	Unearned			Comprehensive
	Shares	Amounts	Capital	Earnings	(Loss)	Compensation	Shares	Amounts	Income

Balance, January 1, 2002	630,332	$6	$4,523	$1,057	$(148)	$(2)	(2,314)	$(44)
Net income	—	—	—	822	—	—	—	—	$822
Cash dividends	—	—	—	(6)	—	—	—	—
Common stock issued upon exercise of stock options and warrants, including tax benefit of $7	—	—	(7)	—	—	—	1,719	41
Common stock issued in connection with litigation settlements	—	—	(2)	—	—	—	2,663	68
Common stock repurchases, net of settlements	—	—	—	—	—	—	(38,250)	(982)
Earned compensation related to restricted stock	(38)	—	(1)	—	—	2	—	—
Unrealized loss resulting from changes in fair values of derivative instruments, net of tax benefit of $27	—	—	—	—	(42)	—	—	—	(42)
Realized losses on derivative instruments reclassified into earnings, net of tax benefit of $1	—	—	—	—	2	—	—	—	2
Unrealized loss on marketable securities, net of tax benefit of $4	—	—	—	—	(6)	—	—	—	(6)
Translations adjustment of foreign currency statements	—	—	—	—	17	—	—	—	17
Other	(12)	—	—	—	—	—	500	12

Balance, December 31, 2002	630,282	$6	$4,513	$1,873	$(177)	$—	(35,682)	$(905)	$793

Net income	—	—	—	630	—	—	—	—	$630
Cash dividends	—	—	—	(6)	—	—	—	—
Common stock issued upon exercise of stock options and warrants and grants of restricted stock, including tax benefit of $9	—	—	(8)	—	—	—	2,779	69
Common stock repurchases, net of settlements	—	—	—	—	—	—	(22,050)	(574)
Unrealized loss resulting from changes in fair values of derivative instruments, net of tax benefit of $3	—	—	—	—	(4)	—	—	—	(4)
Realized losses on derivative instruments reclassified into earnings, net of taxes of $1	—	—	—	—	1	—	—	—	1
Unrealized gain on marketable securities, net of taxes of $0	—	—	—	—	1	—	—	—	1
Minimum pension liability adjustment, net of taxes of $1	—	—	—	—	1	—	—	—	1
Translation adjustment of foreign currency statements	—	—	—	—	164	—	—	—	164
Other	—	—	(4)	—	—	—	789	22

Balance, December 31, 2003	630,282	$6	$4,501	$2,497	$(14)	$—	(54,164)	$(1,388)	$793

Net income	—	—	—	939	—	—	—	—	$939
Cash dividends	—	—	—	(432)	—	—	—	—
Common stock issued upon exercise of stock options and warrants and grants of restricted stock, including tax benefit of $37	—	—	(23)	—	—	(5)	10,019	259
Earned compensation related to restricted stock	—	—	—	—	—	1	—	—
Common stock repurchases	—	—	—	—	—	—	(16,541)	(472)
Unrealized loss resulting from changes in fair values of derivative instruments, net of tax benefit of $11	—	—	—	—	(17)	—	—	—	(17)
Realized losses on derivative instruments reclassified into earnings, net of taxes of $6	—	—	—	—	10	—	—	—	10
Unrealized gain on marketable securities, net of taxes of $2	—	—	—	—	2	—	—	—	2
Translation adjustment of foreign currency statements	—	—	—	—	88	—	—	—	88
Other	—	—	3	—	—	—	616	16

Balance, December 31, 2004	630,282	$6	$4,481	$3,004	$69	$(4)	(60,070)	$(1,585)	$1,022

See notes to consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004, 2003 and 2002

1.	Business

      The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation, our majority-owned subsidiaries and certain variable interest entities for which we have determined that we are the primary beneficiary (See Note 19). Waste Management, Inc. is a holding company that conducts all of its operations through its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc. and all of its consolidated subsidiaries. When we use the term “WMI,” we are referring only to the parent holding company.

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

2.	Accounting Changes and Reclassifications

Accounting Changes

FIN 46 — Consolidation of Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

      As it applies to us, the effective dates for FIN 46 were as follows:

Entity Characteristics

Creation or Modification	Entity Type	Effective Dates

After January 31, 2003	All variable interest entities	February 1, 2003
On or before January 31, 2003	Special purpose variable interest entities	December 31, 2003
On or before January 31, 2003	All other variable interest entities	March 31, 2004

      The financial statement impact of our implementation of FIN 46 is summarized below.

      Special purpose variable interest entities — On December 31, 2003, we began consolidating two limited liability companies from which we lease three waste-to-energy facilities. Prior to the consolidation of the entities, we accounted for the underlying leases as operating leases and accounted for our investment in the LLCs under the equity method of accounting. Upon consolidating these entities, we recorded a charge to cumulative effect of change in accounting principle of approximately $43 million, net of tax benefit, or $0.07 per diluted share. The consolidation of these variable interest entities increased income before cumulative effect of changes in accounting principles for the year ended December 31, 2004 by approximately

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4 million, net of taxes, or $0.01 per diluted share. The following table summarizes the balance sheet impact of consolidation of these entities as of December 31, 2003 (in millions):

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

      Non-special purpose variable interest entities — On March 31, 2004, our application of FIN 46 to non-special purpose type variable interest entities resulted in the consolidation of certain trusts established to support the performance of closure, post-closure and environmental remediation activities. Upon consolidating these entities, we recorded an increase in our net assets and a credit of approximately $8 million, net of taxes, or $0.01 per diluted share, as a cumulative effect of a change in accounting principle. The consolidation of these variable interest entities has not materially affected our results of operations for the year ended December 31, 2004. Additionally, our results of operations for the years ended December 31, 2003 and 2002 would not have been significantly impacted by the consolidation of these entities as of the beginning of the earliest year presented. Therefore, the application of FIN 46 to these variable interest entities has been excluded from the pro forma disclosures provided below.

      See Note 19 for further discussion on these variable interest entities.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss Contracts

      Through December 31, 2002, if our customer contracts were projected to have direct costs greater than revenues over the life of the contract, we accrued for those future losses. Effective January 1, 2003, we changed our policy from this method to one that expenses these losses as they are incurred. In the first quarter of 2003, we recorded approximately $30 million, net of taxes, or $0.05 per diluted share, as a credit to cumulative effect of changes in accounting principles. Our current method of accounting is preferable because it (i) provides operating results that more clearly reflect the timing and amount of contract losses generated; (ii) more clearly reflects our liabilities; and (iii) reduces the need to make additional estimates and assumptions.

Adoption of SFAS No. 143 — Accounting for Asset Retirement Obligations

      In the first quarter of 2003, we recorded approximately $101 million, including tax benefit, or $0.17 per diluted share, as a charge to cumulative effect of changes in accounting principles for the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations. Substantially all of this charge was related to changes in accounting for landfill final capping, closure and post-closure costs. The initial adoption of SFAS No. 143 resulted in a $96 million increase in net landfill assets and a $266 million increase in our landfill liabilities, of which $67 million related to our current liabilities.

      See further discussion related to the impact of our adoption of SFAS No. 143 on our accounting policies under Landfill Accounting within Note 3.

Pro Forma Financial Information

      If the accounting changes we implemented during 2003 for special purpose variable interest entities, major repairs and maintenance, loss contracts and asset retirement obligations had been effective since 2002, the impact on income before cumulative effect of changes in accounting principles and earnings per common share (in millions, except per share amounts) would have been as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

Reported income before cumulative effect of changes in accounting principles	$719	$820
Special purpose variable interest entities, net of tax	4	4
Repairs and maintenance, net of tax	—	3
Loss contracts, net of tax	—	(17)
Adoption of SFAS No. 143, net of tax	—	(33)

Pro forma income	$723	$777

Basic earnings per common share:
Reported income before cumulative effect of changes in accounting principles	$1.22	$1.34
Special purpose variable interest entities, net of tax	0.01	0.01
Repairs and maintenance, net of tax	—	—
Loss contracts, net of tax	—	(0.03)
Adoption of SFAS No. 143, net of tax	—	(0.05)

Pro forma income	$1.23	$1.27

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

Diluted earnings per common share:
Reported income before cumulative effect of changes in accounting principles	$1.21	$1.33
Special purpose variable interest entities, net of tax	0.01	0.01
Repairs and maintenance, net of tax	—	—
Loss contracts, net of tax	—	(0.03)
Adoption of SFAS No. 143, net of tax	—	(0.05)

Pro forma income	$1.22	$1.26

Reclassifications

      In 2004, as a result of internal review processes, we identified certain items that required modification to our accounting and reporting. The following discussion provides information about each of the changes identified and the reclassifications made in the accompanying consolidated financial statements to conform our prior years’ presentation to the current year’s presentation.

•	Effective January 1, 2004, we began recording all mandatory fees and taxes that create direct obligations for us as operating expenses and recording revenue when the fees and taxes are billed to our customers. In prior years, certain of these costs had been treated as pass-through costs for financial reporting purposes. We have conformed the prior years’ presentation of our revenues and expenses with the current year’s presentation by increasing both our revenue and our operating expenses by approximately $74 million for the year ended December 31, 2003 and by approximately $69 million for the year ended December 31, 2002.

•	Certain cash accounts with negative balances and no legal right of offset had been included in cash and cash equivalents on our balance sheet in prior periods. Upon identification, we increased both our cash and cash equivalents and accounts payable balances at December 31, 2003, 2002 and 2001 by approximately $82 million, $95 million and $25 million, respectively. The changes in the accounts payable balances during each reporting period have been treated as a component of cash used in financing activities-other within the statements of cash flows.

•	Certain amounts related to our consolidated Canadian operations required adjustment to fully capture the impact of accounting for foreign currency translation adjustments. We have decreased both our accrued liabilities balance and our accumulated other comprehensive loss by approximately $39 million at December 31, 2003 and by approximately $2 million at December 31, 2002.

•	During the fourth quarter of 2004, we completed a detailed review of our deferred tax balances and related tax-basis balance sheets. The culmination of this effort was a decrease in our net current deferred tax assets of approximately $310 million, and a decrease in our net long-term deferred tax liabilities of approximately $356 million as of December 31, 2003. The resultant over accrual of our net deferred tax liability of approximately $46 million was recorded as a reduction of goodwill as this adjustment is associated with our previous acquisition activity. Our deferred tax balances and goodwill as of December 31, 2003 have been adjusted to reflect this change.

      We have various investments in unconsolidated entities that we account for using the equity method. Our equity in the earnings of these entities has historically been presented as a component of other income in our statements of operations and the related cash flow impact has been reflected as a component of the change in other assets within our statements of cash flows. As a result of investments we made during 2004, as described

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in Note 8, this activity has become a more significant component of our net income and operating cash flow activity. Accordingly, we have shown equity in earnings and losses of unconsolidated entities as a separate component within our statement of operations and equity in earnings and losses of unconsolidated entities, net of distributions, as a separate component of cash provided by operating activities. Prior periods have been reclassified to conform to the current period’s presentation.

      In March 2002, we adopted a new organizational structure to align collection, transportation, recycling and disposal resources into market areas, and we reduced the number of layers of management and consolidated certain administrative and support functions. After the adoption of the new organizational structure, we determined that certain employee costs and facility-related expenses previously recorded as selling, general and administrative expenses were more appropriately classified as operating expenses. These costs include certain maintenance and repairs, property taxes, insurance and claims, rent, utilities, permits and fees. Costs identified for reclassification are those costs incurred beginning in the second quarter of 2002, as this was the first full accounting period that these organizational changes were effective. As a result, operating and selling, general and administrative expenses for the first quarter of 2002 are not comparable to those of subsequent periods.

      Additionally, certain other minor reclassifications have been made to our prior period consolidated financial statements in order to conform to the current year presentation. The supplementary financial information included herein has been updated to reflect these changes.

3.	Summary of Significant Accounting Policies

Principles of consolidation

      The accompanying consolidated financial statements include the accounts of WMI, its majority-owned subsidiaries and certain variable interest entities after elimination of all material intercompany balances and transactions. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate. These investments are regularly reviewed for impairment and propriety of accounting treatment.

Estimates and assumptions

      In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition of assets, liabilities, stockholders’ equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty that we make in preparing our financial statements relate to our accounting for landfills, environmental liabilities and asset impairments, as described below within Landfill accounting, Asset impairments and Contingent liabilities.

Cash and cash equivalents

      Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less. For discussion regarding the reclassification made to prior years’ balances to conform to the current year’s presentation, refer to Note 2.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of credit risk

      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within our trust funds and escrow accounts, accounts receivable and derivative instruments. We control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high quality financial instruments while limiting investments in any one instrument; and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements. In addition, our overall credit risk associated with trade receivables is limited due to the large number of geographically diverse customers we service. At December 31, 2004 and 2003, no single customer represented greater than 5% of total accounts receivable.

Trade, notes and other receivables

      Our receivables are recorded when billed or advanced and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate our allowance for doubtful accounts based on historical collection trends, type of customer, such as municipal or non-municipal, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectiblity of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written-off when our internal collection efforts have been unsuccessful in collecting the amount due. Also, we generally recognize interest income on long-term interest-bearing notes receivable as the interest accrues under the terms of the notes.

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

      Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. We assume no salvage value for our depreciable property and equipment. The estimated useful lives for significant property and equipment categories are as follows (in years):

Useful Lives

Vehicles — excluding rail haul cars	3 to 10
Vehicles — rail haul cars	10 to 20
Machinery and equipment — excluding aircraft	3 to 10
Machinery and equipment — aircraft	30
Buildings and improvements — excluding waste-to-energy facilities	5 to 20
Buildings and improvements — waste-to-energy facilities	up to 50
Furniture, fixtures and office equipment	3 to 7

      We capitalize certain costs associated with developing or obtaining internal-use software. These costs include external direct costs of materials and services used in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the software development project. We depreciate software development costs over a period of up to five years once the related systems are placed in service. We are currently assessing our options with respect to the implementation of a revenue management system with an accumulated cost basis at December 31, 2004 of approximately $80 million. No impairment of this asset has been required through December 31, 2004, although there are certain reasonably possible implementation alternatives that could result in impairment.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      When property and equipment are retired, sold or otherwise disposed of, the cost and accumulated depreciation are removed from our accounts and any resulting gain or loss is included in results of operations as increases or offsets to operating expense for the period.

Leases

      We lease certain property, plant and equipment in the ordinary course of our business. Our leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either capital leases or operating leases, as appropriate.

      Operating leases — Management expects that in the normal course of business, operating leases will be renewed or replaced by other leases. Our future operating lease payments, for which we are contractually obligated as of December 31, 2004, are disclosed in Note 10.

      Capital leases — Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease and are amortized over either the useful life of the asset or the lease term on a straight-line basis. The present value of the related lease payments is recorded as a debt obligation. Our future minimum annual capital lease payments are included in our total future debt obligations as disclosed in Note 7.

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

Closure
Includes last final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after a site ceases to accept waste, but prior to being certified closed
No change, except that last final capping event of each landfill will be treated as a part of final capping

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current Practice
Description	Historical Practice	(Effective January 1, 2003)

Discount Rate	Risk-free rate (5.0% at December 31, 2002); determined annually unless interim changes would significantly impact results of operations	Credit-adjusted, risk-free rate (7.25% during 2003 and 6.25% during 2004); determined annually unless interim changes would significantly impact results of operations

Cost Estimates	Costs were estimated based on performance, principally by third parties, with a small portion performed by the Company	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity

Inflation	Cost was inflated to period of performance (2.0% at December 31, 2002); determined annually unless interim changes would significantly impact results of operations
Inflation rate changed to 2.5% effective January 1, 2003 (this inflation rate was used throughout 2003 and 2004); determined annually unless interim changes would significantly impact results of operations

Recognition of Assets and Liabilities:
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
Revisions in liability estimates result in a corresponding change in the asset; changes in fully accrued obligations and gains or losses on settlements of liabilities are reflected in results of operations

Landfill asset amortization
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

Accretion	Expense, charged to cost of operations, was accrued at risk-free rate over the life of the landfill as airspace was consumed	Expense, charged to cost of operations, is accreted at credit- adjusted, risk-free rate (7.25% during 2003 and 6.25% during 2004) under the effective interest method

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

      Landfill Costs — We estimate the total cost to develop each of our landfill sites to its final capacity. This estimate includes such costs as landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, and on-site road construction and other capital infrastructure costs. Additionally, landfill development includes all land purchases for landfill footprint and required landfill buffer property. The projection of these landfill costs are dependent, in part, on future events. The remaining amortizable basis related to costs to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs.

      Final Capping Costs — We estimate the cost for each final capping event based on the area to be finally capped and the capping materials and activities required. The estimates also consider when these costs would actually be paid and factor in inflation and discount rates. Our engineering personnel allocate final landfill capping costs to specific capping events. They then quantify the landfill capacity associated with each final capping event and the final capping costs for each event are amortized over the related capacity associated with the event as waste is disposed of at the landfill. We review these costs annually or more often, as

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant facts change. Changes in estimates, such as timing or cost of construction, for final capping events where the associated capacity is fully consumed immediately impact the required liability and the corresponding asset. However, as the change in estimate relates to a fully consumed asset, the adjustment to the asset must be amortized immediately through expense.

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

      Available Airspace — Our engineers are responsible for determining available airspace at our landfills. This is done by using surveys and other methods to calculate, based on permit mandated height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of at a landfill before it has reached its final capacity.

      Expansion Airspace — We also include currently unpermitted airspace in our estimate of available airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year, and the expansion permit to be received within five years. Second, we must believe the success of obtaining the final expansion permit is likely, using the following criteria:

•	Personnel are actively working to obtain land use and local, state or provincial approvals for an expansion of an existing landfill;

•	It is likely that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

•	Either we or the respective landfill owners have a legal right to use or obtain land to be included in the expansion plan;

•	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could impair the success of such expansion;

•	Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

•	Airspace and related costs, including additional closure and post-closure costs, have been estimated based on conceptual design.

      These criteria are initially evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. However, our policy provides that, based on the facts and circumstances of a specific landfill, if these criteria are not met, inclusion of unpermitted airspace may still be allowed. In these circumstances, inclusion must be approved through a landfill-specific review process that includes approval of the Chief Financial Officer and a review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 73 landfill sites with expansions at December 31, 2004, 19 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Approximately three-fourths of these landfills required approval by the Chief Financial Officer because legal, community, or other issues could impede the expansion process, while the remaining were primarily because the permit application processes would not meet the one and five year requirement, which in many cases were due to state-specific permitting procedures. When we include the expansion airspace in our calculations of available airspace, we also include the projected costs for development, as well as the projected asset retirement cost related to final capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      After determining the costs at our landfills, we determine the per ton rates that will be expensed. We look at factors such as the waste stream, geography and rate of compaction, among others, to determine the number of tons necessary to fill the available and likely expansion airspace relating to these costs and activities. We then divide costs by the corresponding number of tons, giving us the rate per ton to expense for each activity as waste is received and deposited at the landfill. We calculate per ton amortization rates for each landfill for assets associated with each final capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually or more often, as significant facts change.

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

Goodwill and other intangible assets

      Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. All amortization of goodwill ceased January 1, 2002 in accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. For discussion regarding the reclassification made to prior year’s balance, refer to Note 2.

      Other intangible assets consist primarily of customer contracts, customer lists, covenants not-to-compete, licenses and permits (other than landfill permits, as all landfill related intangible assets are combined with landfill tangible assets and amortized using our landfill amortization policy). Other intangible assets are recorded at cost and are amortized using either a 150% declining balance approach or on a straight-line basis as we determine appropriate. Customer contracts and customer lists are generally amortized over seven to ten years. Covenants not-to-compete are amortized over the term of the noncompete covenant, which is generally two to five years. Licenses, permits and other contracts are amortized over the definitive terms of the related

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements. If the underlying agreement does not contain definitive terms and the useful life is determined to be indefinite, the asset is not amortized.

Asset impairments

      Long-lived assets consist primarily of property and equipment, goodwill and other intangible assets. Property, equipment and intangible assets other than goodwill are recorded in our balance sheets based on their cost less accumulated depreciation or amortization. The recoverability of long-lived assets is tested whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Typical indicators that an asset may be impaired include:

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

      If any of these or other indicators occur, the asset is reviewed to determine whether there has been an impairment. An impairment loss is recorded as the difference between the carrying amount and fair value of the asset. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flow. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is determined by either an actual third-party valuation or an internally developed discounted projected cash flow analysis of the asset or asset group. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs to asset impairments and unusual items. Several impairment indicators are beyond our control, and cannot be predicted with any certainty whether or not they will occur. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. There are other considerations for impairments of landfills and goodwill, as described below.

      Landfills — Certain of the indicators listed above require significant judgment and understanding of the waste industry when applied to landfill development or expansion projects. For example, a regulator may initially deny a landfill expansion permit application though the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace. Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment of our landfill assets due to the unique nature of the waste industry.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill — At least annually, we assess whether goodwill is impaired. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances, such as those listed above, that would indicate that, more likely than not, the book value of goodwill has been impaired.

Restricted trust and escrow accounts

      Restricted trust and escrow accounts consist principally of (i) funds held in trust for the construction of various facilities; (ii) funds deposited in connection with landfill closure, post-closure and remedial obligations; and (iii) funds held in trust for the repayment of our debt obligations. As of December 31, 2004 and 2003, we had approximately $647 million and $752 million, respectively, of restricted trust and escrow accounts, which are generally included in other non-current assets in our consolidated balance sheets.

      Tax-exempt bond funds — We obtain funds from the issuance of industrial revenue bonds for the construction of collection and disposal facilities and for equipment necessary to provide waste management services. Proceeds from these arrangements are directly deposited into trust accounts, and we do not have the ability to use the funds in regular operating activities. Accordingly, these borrowings are excluded from financing activities in our statement of cash flows. At the time our construction and equipment expenditures have been documented and approved by the applicable bond trustee, the funds are released and we receive cash. These amounts are reported in the statement of cash flows as an investing activity when the cash is released from the trust funds. Generally, the funds are fully expended within a few years of the debt issuance. When the debt matures, we repay our obligation with cash on hand and the debt repayments are included as a financing activity in the statement of cash flows.

      Our trust fund assets funded by industrial revenue bonds and held for future capital expenditures are invested in U.S. government agency debt securities with maturities ranging from less than one year to three years. For the years ended December 31, 2004 and 2003, our realized and unrealized gains on these investments have not been material to our results of operations and financial position.

      Closure, post-closure and remedial funds — At several of our landfills, we provide financial assurance by depositing cash into escrow accounts or trust funds that are legally restricted for purposes of settling closure, post-closure and remedial obligations. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and remedial activities; (iii) acquisitions or divestitures of landfills; and (iv) changes in the fair value of the underlying financial instruments. The balance of these trusts has been increased as of March 31, 2004 as a result of our implementation of FIN 46 as discussed in 2004 Accounting Changes, above, and in Notes 2 and 19.

      Debt service funds — Funds are held in trust to meet future principal and interest payments required under certain of our tax-exempt project bonds.

Derivative financial instruments

      We use derivative financial instruments to manage our interest rate, commodity price and foreign currency exposure. We estimate the future prices of commodity fiber products to derive the current fair value of commodity derivatives and obtain current valuations of interest rate and foreign currency hedging instruments from third-party pricing models to obtain these fair values. The estimated fair values of derivatives

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedging transaction and the overall management of our exposure to fluctuations in the underlying risks.

      The fair value of derivatives is included in other current assets, other long-term assets, accrued liabilities or other long-term liabilities, as appropriate. Any ineffectiveness present in either fair value or cash flow hedges is recognized immediately in earnings without offset. There was no significant ineffectiveness in 2004, 2003 or 2002.

•	Cash flow hedges — The offsetting amounts for those derivatives designated as cash flow hedges for accounting purposes are recorded in other comprehensive income within the equity section of our balance sheet. Upon termination, the associated balance in other comprehensive income is amortized to earnings as the hedged cash flows occur.

•	Fair value hedges — The offsetting amounts for those derivatives designated as fair value hedges for accounting purposes are recorded as adjustments to the carrying values of the hedged items. Upon termination, this carrying value adjustment is amortized to earnings over the remaining life of the hedged item.

      As of December 31, 2004, 2003 and 2002, the net fair value and earnings impact of our commodity and foreign currency derivatives were immaterial to our financial position and results of operations. As further discussed in Note 7, our use of interest rate derivatives to manage our fixed to floating rate position has had a material impact on our operating cash flows, carrying value of debt and interest expense during these periods.

Self-insurance reserves and recoveries

      We have retained a portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, is estimated with the assistance of external actuaries. The gross estimated liability associated with settling unpaid claims is included in accrued liabilities if expected to be settled within one year, or otherwise is included in other long-term liabilities. Estimated insurance recoveries related to recorded liabilities are reflected as current notes and other receivables or other long-term assets, when we believe that the receipt of such amounts is highly probable.

Foreign currency

      The functional currency of our subsidiaries outside the United States is the local currency of the country. The assets and liabilities of foreign operations are translated to U.S. dollars using the exchange rate at the balance sheet date. Revenues and expenses are translated to U.S. dollars using an average exchange rate during the period. The resulting translation difference is reflected as a component of other comprehensive income. For discussion regarding the reclassification made to prior years’ foreign currency translation balances, refer to Note 2.

Revenue recognition

      Our revenues are generated from the fees we charge for waste collection, transfer, disposal and recycling services and the sale of recycled commodities, electricity and steam. The fees charged for our services are generally defined in our service agreements and vary based on contract specific terms such as frequency of service, volume and the general market factors influencing a region’s rates. We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations or as kilowatts are delivered to a customer by a waste-to-energy facility.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We bill for certain services prior to performance. Such services include, among others, certain residential contracts that are billed on a quarterly basis and equipment rentals. These advance billings are included in deferred revenues and recognized as revenue in the period service is provided.

      For discussion regarding the reclassification made to prior year amounts to conform to the current year’s presentation, refer to Note 2.

Capitalized interest

      We capitalize interest on certain projects under development, including landfill projects and likely landfill expansion projects, and on certain assets under construction, including internal-use software, operating landfills and waste-to-energy facilities. During 2004, 2003 and 2002, total interest costs were approximately $477 million, $461 million and $487 million, respectively, of which approximately $22 million for both 2004 and 2003 and approximately $20 million for 2002, were capitalized, primarily for landfill construction costs. The capitalization of interest for operating landfills is based on the costs incurred on discrete landfill cell construction projects that are expected to exceed $500,000 and require over 60 days to construct. In addition to the direct cost of the cell construction project, the calculation of capitalized interest includes an allocated portion of the common landfill site costs. The common site costs include the development costs of a landfill project or the purchase price of an operating landfill, and the ongoing infrastructure costs benefiting the landfill over its useful life. Under our current accounting practices, cell construction costs include the construction of cell liners during the operating life of the site.

Income taxes

      Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For discussion regarding the reclassification made to prior year’s net deferred tax liability balance, refer to Note 2.

Accounting for stock options

      We have accounted for our stock-based compensation, as discussed in detail in Note 15, using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended. Pursuant to APB Opinion No. 25, we have not recognized compensation cost for our stock options because the number of shares potentially issuable and the exercise price, which is equal to the fair market value of the underlying stock on the date of grant, are fixed. In accordance with SFAS No. 123(revised 2004), Share Based Payment, we will begin to recognize compensation expense for stock options in the third quarter of 2005, as discussed in Note 23.

      The following schedule reflects the pro forma impact on net income and earnings per common share of accounting for our stock option grants using SFAS No. 123, Accounting for Stock-Based Compensation, which

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would result in the recognition of compensation expense for the fair value of stock option grants (in millions, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Reported net income	$939	$630	$822
Less: compensation expense per SFAS No. 123, net of tax benefit	57	68	85

Pro forma net income	$882	$562	$737

Basic earnings per common share:
Reported net income	$1.63	$1.07	$1.34
Less: compensation expense per SFAS No. 123, net of tax benefit	0.10	0.12	0.14

Pro forma net income	$1.53	$0.95	$1.20

Diluted earnings per common share:
Reported net income	$1.61	$1.06	$1.33
Less: compensation expense per SFAS No. 123, net of tax benefit	0.10	0.11	0.14

Pro forma net income	$1.51	$0.95	$1.19

Stock options and warrants outstanding (in millions)	43.9	49.2	44.5
Weighted average fair value per share of stock options granted during related year	$7.23	$7.53	$12.16

      The fair value of our stock option grants in the table above was estimated utilizing the Black-Scholes option pricing model. The following weighted average assumptions were used: dividend yield of from zero to 2.79%; risk-free interest rates, which vary for each grant, ranging from 1.34% to 4.94%; expected life of six years for all grants; and stock price volatility ranging from 26.41% to 41.50%. Black-Scholes is a formula that calculates an estimated value of stock options based on appreciation and interest rate assumptions. Therefore, the fair value calculation of a stock option using Black-Scholes is not necessarily indicative of the actual value of a stock option.

Contingent liabilities

      We estimate the amount of potential exposure we may have with respect to claims, assessments and litigation in accordance with SFAS No. 5, Accounting for Contingencies. We are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liability for environmental damage caused by operations, or for damage caused by conditions that existed before we acquired a site. Such liabilities include potentially responsible party (“PRP”) investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated.

      Our estimations are based on several factors. We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. We routinely review and evaluate sites that require remediation, considering whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we were associated with the site. Next, we review the same information with respect to other named and unnamed

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PRPs. Estimates of the cost for the likely remedy are then either developed using our internal resources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

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

Supplemental cash flow information

      Non-cash investing and financing activities are excluded from the consolidated statements of cash flows. For the years ended December 31, 2004, 2003 and 2002, non-cash activities included proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds, of $283 million, $456 million and $424 million, respectively. During the year ended December 31, 2004, we also had increases in our debt obligations as a result of acquisitions and non-cash borrowings. The primary component of our non-cash financings was the issuance of approximately $118.5 million of debt in return for our equity investment in two synthetic fuel production facilities. These investments are discussed in detail in Note 8. We treated these transactions as non-cash financing activities in our statements of cash flows.

4.	Landfill and Environmental Remediation Liabilities

Landfill

      We have material financial commitments for final capping, closure and post-closure obligations with respect to our landfills. We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value under the provisions of SFAS No. 143. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques. In general, we contract with third parties to fulfill most of our obligations for final capping, closure and post-closure. Accordingly, the fair value of these obligations is based upon quoted and actual prices paid for similar work. However, we intend to perform some of these activities using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, we add a profit margin to the estimated cost of such services to better reflect the fair value of the obligation. When we then perform these services internally, the added profit margin is recognized as a component of operating income in the period earned. An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when using discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In the waste industry, there is no market for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, we do not believe that it is possible to develop a methodology to reliably estimate a market risk premium and have therefore excluded any such market risk premium from our determination of expected cash flows for landfill asset retirement obligations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During 2004 and 2003, we have inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discounted these costs to present value using a credit-adjusted, risk-free discount rate of 6.25% and 7.25% during 2004 and 2003, respectively. The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.

      We record the estimated fair value of final capping, closure and post-closure liabilities for our landfills based on the capacity consumed through the current period. The liability and corresponding asset are recorded on a per-ton basis as waste is accepted and deposited at our landfills. We assess the appropriateness of our recorded balances annually, unless there are indications that a more frequent review is appropriate. Significant changes in inflation rates or the amount or timing of future final capping, closure and post-closure cost estimates associated with airspace to be consumed in future periods typically result in both (i) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset) based on the landfill’s capacity consumed to date and (ii) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our amortization policy, which would generally result in amortization expense being recognized prospectively over the remaining capacity of the final capping event or the landfill, as appropriate. Changes in such estimates associated with airspace that has been fully utilized result in an adjustment to the recorded liability and a corresponding adjustment to landfill airspace amortization expense. During the year ended December 31, 2004, adjustments associated with changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized airspace resulted in a $20 million credit to landfill airspace amortization expense, with the majority of the credit resulting from final capping changes. In managing our landfills, our engineers look for ways to reduce or defer our construction costs, including final capping costs. Most of the benefit recognized in 2004 is the result of concerted efforts to obtain landfill permit modifications to allow us to final cap a landfill using more cost effective methods, landfill expansions that result in reduced or deferred final capping costs, or completed final capping construction that cost less than the accrual. Such adjustments to final capping, closure and post-closure were not significant in the prior year.

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

Environmental Remediation

      We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on several estimates and assumptions as described in Note 3. There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5 and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $175 million higher on a discounted basis than the $324 million recorded in the consolidated financial statements as of December 31, 2004.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2004, we had been notified that we are a PRP in connection with 71 locations listed on the EPA’s National Priorities List (“NPL”). Of the 71 sites at which claims have been made against us, 16 are sites we own that were initially developed by others as land disposal facilities. At each of the 16 owned facilities, we are working in conjunction with the government to characterize or remediate identified site problems. In addition, at these 16 owned facilities, we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at, or near, the time that we make the remedial expenditures. The 55 NPL sites at which claims have been made against us and that we do not own are at different procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is known as CERCLA or Superfund. At some of these sites, our liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At other sites, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain. Any of these matters could potentially have a material adverse effect on our consolidated financial statements.

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

      Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (2.5% at both December 31, 2004 and December 31, 2003) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for United States treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation (4.25% at both December 31, 2004 and December 31, 2003). We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs and expenses. The portion of our recorded environmental remedial liabilities that has never been subject to inflation or discounting as the amounts and timing of payments is not readily determinable was approximately $63 million and $60 million at December 31, 2004 and 2003, respectively. Had we not discounted any portion of our environmental remedial liability, the amount recorded would have been increased by approximately $40 million at December 31, 2004 and $44 million at December 31, 2003.

Financial Statement Impact of Landfill and Environmental Remediation Obligations

      Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	December 31, 2004			December 31, 2003

		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$100	$62	$162	$109	$57	$166
Long-term	879	262	1,141	849	275	1,124

	$979	$324	$1,303	$958	$332	$1,290

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes to landfill and environmental remediation liabilities for the years ended December 31, 2003 and 2004 are as follows (in millions):

		Environmental
	Landfill	Remediation

December 31, 2002	$655	$343
Cumulative effect of change in accounting principle	266	—
Obligations incurred and capitalized	55	—
Obligations settled	(92)	(37)
Interest accretion	62	8
Revisions in estimates	(9)	4
Acquisitions, divestitures and other adjustments	21	14

December 31, 2003	958	332
Obligations incurred and capitalized	61	—
Obligations settled	(83)	(31)
Interest accretion	64	11
Revisions in estimates	(18)	8
Acquisitions, divestitures and other adjustments	(3)	4

December 31, 2004	$979	$324

      Anticipated payments of currently identified environmental remediation liabilities for the next five years and thereafter as measured in current dollars are reflected below (in millions). Our recorded liabilities as of December 31, 2004 include the impact of inflating these costs based on our expectations for cash settlement and discounting these costs to present value.

2005	2006	2007	2008	2009	Thereafter

$62	$49	$30	$16	$13	$194

      At several of our landfills, we provide financial assurance by depositing cash into restricted escrow accounts or trust funds for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was approximately $213 million at December 31, 2004, and is primarily included as other long-term assets in our condensed consolidated balance sheet. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iii) acquisitions or divestitures of landfills; and (iv) changes in the fair value of the underlying financial instruments.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

      Property and equipment at December 31 consisted of the following (in millions):

	2004	2003

Land	$493	$479
Landfills	10,350	9,448
Vehicles	3,578	3,496
Machinery and equipment	2,718	2,666
Containers	2,263	2,152
Buildings and improvements	2,285	2,213
Furniture, fixtures and office equipment(a)	616	510

	22,303	20,964
Less accumulated depreciation on tangible property and equipment	(5,971)	(5,451)
Less accumulated landfill airspace amortization	(4,856)	(4,102)

	$11,476	$11,411

(a)	These amounts include our information technology assets, including computer hardware and capitalized software costs.

     Depreciation and amortization expense was comprised of the following for the years ended December 31 (in millions):

	2004	2003	2002

Depreciation on tangible property and equipment(a)	$840	$798	$778
Amortization of landfill airspace	458	429	409

Depreciation and amortization expense	$1,298	$1,227	$1,187

(a)	These amounts include amortization expense for assets recorded as capital leases.

6.	Goodwill and Other Intangible Assets

      We incurred no impairment of goodwill upon our initial adoption of SFAS No. 142 in 2002, or as a result of our annual goodwill impairment tests in 2004, 2003 and 2002. However, there can be no assurance that goodwill will not be impaired at any time in the future. Additionally, adopting SFAS No. 141, Accounting for Business Combinations, required us to write off net negative goodwill of approximately $2 million, which was recorded as a credit to cumulative effect of change in accounting principle in the first quarter of 2002. We did not encounter any events or changes in circumstances that indicated that impairment was more likely than not during interim periods in 2004, 2003 or 2002.

      For discussion regarding the adjustment made to our December 31, 2003 goodwill balance as a result of our review of deferred tax balances, refer to Note 2.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our other intangible assets as of December 31, 2004 and 2003 were comprised of the following (in millions):

	Customer	Covenants	Licenses,
	Contracts and	Not-to-	Permits
	Customer Lists	Compete	and Other	Total

December 31, 2004
Intangible assets	$151	$70	$60	$281
Less accumulated amortization	(85)	(35)	(9)	(129)

	$66	$35	$51	$152

December 31, 2003
Intangible assets	$167	$86	$51	$304
Less accumulated amortization	(90)	(51)	(7)	(148)

	$77	$35	$44	$156

      Landfill operating permits are not presented above and are recognized on a combined basis with other landfill assets and amortized using our landfill amortization method. Amortization expense for other intangible assets was approximately $38 million for both 2004 and 2003 and was approximately $35 million for 2002. At December 31, 2004, we have approximately $5 million of other intangible assets that are not subject to amortization. The intangible asset amortization expense estimated as of December 31, 2004, for the five years following 2004 is as follows (in millions):

2005	2006	2007	2008	2009

$28	$21	$17	$13	$10

7.	Debt and Interest Rate Derivatives

Debt

      Debt at December 31 consisted of the following (in millions):

	2004	2003

Revolving credit facilities(a),(b)	$—	$—
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.00% to 8.75% (weighted average interest rate of 7.0% at December 31, 2004 and 7.2% at December 31, 2003)(c)	5,344	5,662
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 1.8% to 7.4% (weighted average interest rate of 3.6% at December 31, 2004 and 2.9% at December 31, 2003)(d)	2,047	1,762
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 2.0% to 9.3% (weighted average interest rate of 5.2% at December 31, 2004 and 5.1% at December 31, 2003)(e)	496	566
5.75% convertible subordinated notes due 2005(f)	35	33
Capital leases and other, maturing through 2027, interest rates up to 12%	644	488

	$8,566	$8,511

(a)	At December 31, 2003, we had a three-year, $650 million syndicated revolving credit facility and a five-year, $1.75 billion syndicated revolving credit facility. On October 15, 2004, we renegotiated these facilities, replacing them with a single, five-year, $2.4 billion syndicated revolving credit facility. Our revolving credit facilities generally have been used to issue letters of credit to

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

support our bonding and financial assurance needs. As of December 31, 2004, no borrowings were outstanding under our facility, and we had unused and available credit capacity of $1,034 million. As of December 31, 2003, no borrowings were outstanding under either facility, and we had unused and available capacity of $792 million.

(b)	As of December 31, 2004, we were required to maintain the following financial covenants under our revolving credit facility: (i) an interest coverage ratio in excess of 2.75 to 1 and (ii) total debt to EBITDA ratio of less than 3.5 to 1. As calculated per the terms of the revolving credit facility, at December 31, 2004 our interest coverage ratio was 3.5 to 1 and our total debt to EDITDA ratio was 2.8 to 1. As of December 31, 2003, we were required to maintain the following financial covenants under our revolving credit facilities: (i) an interest coverage ratio in excess of 3 to 1; (ii) total debt to EBITDA ratio of less than 3.25 to 1; and (iii) minimum net worth of at least $3.5 billion plus 75% of cumulative consolidated net income beginning with the quarter ended March 31, 2001. All of the terms used in describing the covenants are defined in the facilities for the purpose of determining compliance with the covenants. As of December 31, 2004 and December 31, 2003, we were in compliance with all covenants under the revolving credit facilities active on the respective dates as well as all other debt instruments.

(c)	During March 2004, we issued $350 million of 5.0% senior notes due March 15, 2014. Interest on the notes is payable on March 15 and September 15 of each year. The net proceeds of the offering were approximately $346 million after deducting underwriters’ discounts and expenses. These proceeds were used to repay $150 million of 8.0% senior notes due April 30, 2004 and $200 million of 6.5% senior notes due May 15, 2004. In the fourth quarter of 2004, we paid, with cash on hand, $295 million of 7.0% senior notes due October 1, 2004. As discussed in further detail below, there has been a $33 million decrease in the carrying value of our senior notes from December 31, 2003 as a result of hedge accounting for our interest rate derivatives.

(d)	We actively issue tax-exempt bonds as a means of accessing low-cost financing. These bonds are used to finance expenditures for landfill construction and development, equipment, vehicles and facilities in support of our operations. We have increased our utilization of tax-exempt financing and plan to continue this trend due to the attractive rates offered for these instruments. Proceeds from bond issues are held in trust until such time as we incur qualified expenditures, at which time we are reimbursed from the trust funds. We issue both fixed and floating rate obligations. Interest rates on floating rate bonds are re-set on a weekly basis and the underlying bonds are supported by letters of credit.

(e)	Tax-exempt project bonds have been used by our Wheelabrator Group to finance the development of waste-to-energy facilities. These facilities are integral to the local communities they serve, and, as such, are supported by long-term contracts with multiple municipalities. The bonds generally have periodic amortizations that are supported by the cash flow of each specific facility being financed.

(f)	Our 5.75% convertible subordinated notes were paid, with cash on hand, upon maturity at January 24, 2005.

     The schedule of anticipated debt repayments (including the current portion) for the next five years is presented below (in millions). Our recorded debt obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities. These amounts have been excluded here because they will not result in cash payments. In addition, approximately $83 million of the following future debt payments will be made with debt service funds held in trust and included as other assets within our December 31, 2004 balance sheet.

2005(a),(b)	2006	2007	2008	2009

$382	$491	$526	$535	$684

(a)	Our debt obligations as of December 31, 2004 include approximately $380 million of fixed rate tax-exempt bonds subject to re-pricing within the next twelve months, which is prior to their scheduled maturities. If the re-offering of the bonds is unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit supported by our long-term facilities that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation. However, these bonds have been classified as long-term in our consolidated balance sheet as of December 31, 2004. The classification of these obligations as long-term was based upon our intent to refinance the borrowings with other long-term financings in the event of a failed re-offering and our ability, in the event other sources of long-term financing are not available, to use our five-year revolving credit facility.

(b)	At December 31, 2004, we have $590 million of tax-exempt bonds and $46 million of tax-exempt project bonds that are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit guaranteeing repayment of the bonds in this event. We classified these borrowings as long-term in our consolidated balance sheet at December 31, 2004 because the borrowings are supported by letters of credit primarily issued under our five-year revolving credit facility, which is long-term.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Our debt balances are generally unsecured, except for approximately $405 million of the tax-exempt project bonds outstanding at December 31, 2004 that were issued by certain subsidiaries within our Wheelabrator Group. These bonds are secured by the related subsidiaries’ assets that have a carrying value of approximately $652 million and the related subsidiaries’ future revenue. Additionally, our consolidated variable interest entities have approximately $130 million of outstanding borrowings that are collateralized by certain of their assets. These assets have a carrying value of approximately $418 million as of December 31, 2004. See Note 19 for further discussion.

      As part of our operations, and in connection with issuances of tax-exempt bonds, we use letters of credit to support our bonding and financial assurance needs. The following table summarizes our outstanding letters of credit (in millions) categorized by each major facility outstanding at December 31:

	2004	2003

Revolving credit facilities	$1,366	$1,608
Letter of credit and term loan agreements(a)	282	284
Letter of credit facility(b)	349	349
Other	88	146

	$2,085	$2,387

a)	In June 2003, we entered into a five-year, $15 million letter of credit and term loan agreement, a seven-year, $175 million letter of credit and term loan agreement, and a ten-year, $105 million letter of credit and term loan agreement.

b)	In December 2003, we entered into a five-year, $350 million letter of credit facility.

     Our letters of credit generally have terms providing for automatic renewal after one year. In the event of an unreimbursed draw on a letter of credit, the amount of the draw paid by the letter of credit provider generally converts into a term loan for the remaining term under the respective agreement or facility. Through December 31, 2004, we had not experienced any unreimbursed draws on letters of credit.

Interest rate swaps

      We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt, which was approximately 63% fixed and 37% floating at December 31, 2004. We do not use interest rate derivatives for trading or speculative purposes. Our significant interest rate swap agreements that were outstanding as of December 31, 2004 and 2003 are set forth in the table below (dollars in millions):

	Notional						Fair Value
As of	Amount	Receive		Pay		Maturity Date	Net Liability(a)

December 31, 2004	$2,550	Fixed	5.00%-7.65%	Floating	2.36%-6.95%	Through December 15, 2017	$(84	)(b)
December 31, 2003	$2,250	Fixed	6.38%-7.65%	Floating	3.74%-5.54%	Through December 15, 2017	$(99	)(c)

(a)	These interest rate derivatives qualify for hedge accounting. Therefore, the fair value of each interest rate derivative is included in our balance sheets as either a component of other long-term assets or other long-term liabilities, and fair value adjustments to the underlying debt are deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instrument.

(b)	The fair value for these interest rate derivatives is comprised of $7 million of long-term assets and $91 million of long-term liabilities.

(c)	The fair value for these interest rate derivatives is comprised of $2 million of long-term assets and $101 million of long-term liabilities.

     No terminations of interest rate swaps were experienced in 2004. In 2003, we elected to terminate several interest rate swap agreements with a notional amount of $2.35 billion prior to the scheduled maturities and

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received cash of $117 million (which was comprised of $109 million for the fair value of the swaps terminated and $8 million of interest receivable) from the counterparties to the interest rate swaps. In 2002, we elected to terminate several interest rate swap agreements with a notional amount of $2.95 billion prior to the scheduled maturities and received cash of $200 million (which was comprised of $166 million for the fair value of the swaps that were terminated and $34 million of accrued but unpaid interest receivable) from the counterparties to the interest rate swaps. We designated these swap agreements as fair value hedges, and as such the unamortized adjustment to long-term debt for the change in fair value of the swaps remains classified as long-term debt and will be amortized over the remaining life of the underlying debt. The proceeds received from the termination of the interest rate swap agreements have been classified as a change in other assets or other liabilities within operating activities in the accompanying consolidated statements of cash flows.

      Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by approximately $135 million as of December 31, 2004 and $168 million as of December 31, 2003. The following table summarizes the accumulated fair value adjustments from interest rate swap agreements by underlying debt instrument category at December 31 (in millions):

Increase (decrease) in carrying value of debt due to
hedge accounting for interest rate swaps	2004	2003

Senior notes and debentures:
Active swap agreements	$(84)	$(99)
Terminated swap agreements(a)	218	266

	134	167
Tax-exempt and project bonds:
Terminated swap agreements(a)	1	1

	$135	$168

(a)	At December 31, 2004, $42 million (on a pre-tax basis) of the carrying value of debt associated with terminated swap agreements is scheduled to be reclassified as a credit to interest expense over the next twelve months. Approximately $48 million (on a pre-tax basis) of the December 31, 2003 balance was reclassified into earnings during 2004.

     Interest rate swap agreements reduced net interest expense by approximately $90 million for the year ended December 31, 2004, approximately $96 million for the year ended December 31, 2003 and approximately $86 million for the year ended December 31, 2002. The significant terms of the interest rate contracts and the underlying debt instruments are identical and therefore no ineffectiveness has been realized.

Interest rate locks

      We have entered into cash flow hedges to secure underlying interest rates in anticipation of senior note issuances. These hedging agreements resulted in a deferred loss, net of taxes, of approximately $36 million at December 31, 2003 and approximately $35 million at December 31, 2004, which is included in accumulated other comprehensive income. As of December 31, 2004, approximately $6 million (on a pre-tax basis) is scheduled to be reclassified into interest expense over the next twelve months.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

      For financial reporting purposes, income before income taxes and cumulative effect of changes in accounting principles, showing domestic and foreign sources, was as follows (in millions):

	Years Ended December 31,

	2004	2003	2002

Domestic	$1,088	$1,033	$1,189
Foreign	90	90	53

Income before income taxes and cumulative effect of changes in accounting principles	$1,178	$1,123	$1,242

Provision for income taxes

      The provision for taxes on income before cumulative effect of changes in accounting principles consisted of the following (in millions):

	Years Ended December 31,

	2004	2003	2002

Current:
Federal	$20	$12	$95
State	52	19	26
Foreign	19	10	(18)

	91	41	103

Deferred:
Federal	136	308	259
State	14	49	58
Foreign	6	6	2

	156	363	319

Provision for income taxes	$247	$404	$422

      The U.S. federal statutory income tax rate is reconciled to the effective rate as follows:

	Years Ended December 31,

	2004	2003	2002

Income tax expense at U.S. federal statutory rate	35.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefit	3.59	4.03	4.40
Nonconventional fuel tax credits	(10.21)	(2.48)	(3.08)
Taxing authority audit settlements and other tax adjustments	(7.05)	(0.53)	—
Nondeductible costs relating to acquired intangibles	0.48	0.81	0.76
Sale of subsidiaries	—	—	(0.90)
Tax rate differential on foreign income	(1.39)	(0.90)	(2.24)
Other	0.55	0.05	0.04

Provision for income taxes	20.97%	35.98%	33.98%

      During 2004, the favorable impact of non-conventional fuel tax credits has been derived from our landfills and our investments in two coal-based synthetic fuel production facilities (the “Facilities”), which are

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discussed in more detail below. The fuel generated from our landfills and the Facilities qualifies for tax credits through 2007 pursuant to section 29 of the Internal Revenue Code, and may be phased-out when the price of oil exceeds a threshold annual average price determined by the U.S. Internal Revenue Service.

      In the first and second quarters of 2004, we acquired minority ownership interests in the two Facilities for approximately $119.7 million, which is comprised primarily of notes payable of $118.5 million and commitments to fund our pro-rata share of the operations of the Facilities. We have also agreed to make additional payments to the seller based on our pro-rata allocation of the tax credits generated by each Facility. We have been granted private letter rulings from the IRS confirming that the synthetic fuel produced by the Facilities is a “qualified fuel” under Section 29 of the Internal Revenue Code and that the resulting tax credits may be allocated among the owners of the interests in the Facilities.

      We account for our investment in the Facilities using the equity method of accounting, which results in the recognition of our pro-rata share of the Facilities’ losses, the amortization of our initial investments and other estimated obligations being recorded as equity in losses of unconsolidated entities within our statement of operations which totaled approximately $102 million during 2004. We also recognized interest expense related to these investments of approximately $8 million during 2004, resulting in total losses of approximately $110 million for 2004. These impacts would not have been incurred if we had not acquired the minority ownership interest in the Facilities, and if the tax credits generated by the Facilities were no longer allowable under Section 29 of the Internal Revenue Code, we would no longer incur these losses.

      The tax benefits that we realize as a result of our investments in the Facilities have been reflected as a reduction to our provision for income taxes. This resulted in a decrease in our tax provision of approximately $131 million (including $88 million of tax credits) for 2004, which more than offset the equity losses and interest expense recognized during the year.

      In 2004, and to a lesser extent in 2003, we settled several tax audits. In 2004 and 2003 we realized approximately $101 million and $6 million, respectively, in tax benefits related to these settlements, and in 2004 we also realized $46 million in interest income related to these settlements.

Deferred tax assets (liabilities)

      The components of the net deferred tax assets (liabilities) at December 31 are as follows (in millions):

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss, capital loss and tax credit carryforwards	$368	$353
Landfill and environmental remediation liabilities	63	98
Miscellaneous and other reserves	222	132

Subtotal	653	583
Valuation allowance	(334)	(307)
Deferred tax liabilities:
Property and equipment	(1,150)	(1,061)
Goodwill and other intangibles	(491)	(411)

Net deferred tax liabilities	$(1,322)	$(1,196)

      Refer to Note 2 for disclosure associated with the net deferred tax liability reclassification associated with the completion of our review of our tax-basis balance sheets during 2004.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2004 we had approximately $11 million of federal net operating loss (“NOL”) carryforwards, $4.3 billion of state NOL carryforwards, and $100 million of Canadian NOL carryforwards. The federal and state NOL carryforwards have expiration dates through the year 2024. The Canadian NOL carryforwards have the following expiry: $34 million in 2005, $8 million in 2006, $27 million in 2007, $30 million in 2009 and $1 million in 2010. We have approximately $1 million of alternative minimum tax credit carryforwards that may be used indefinitely and state tax credit carryforwards of $14 million.

      We have established valuation allowances for uncertainties in realizing the benefit of tax loss and credit carryforwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation. The valuation allowance increased approximately $27 million in both 2004 and 2003 primarily due to the uncertainty of realizing federal and state NOL carryforwards and tax credits.

Unremitted earnings in foreign subsidiaries

      Unremitted earnings in foreign operations were approximately $350 million at December 31, 2004. On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”) into law. A provision of the Act allows companies to repatriate funds in the form of an 85% deduction of foreign earnings repatriated at a reduced tax rate under certain circumstances. We may elect to apply this provision to qualifying earnings repatriations made during the reporting period ending December 31, 2005. We are currently evaluating the potential impact of this legislation, including assessing the details of the Act and analyzing the funds available for repatriation. However, given the preliminary status of the evaluation, we do not expect to be able to complete the analysis until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. We currently expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. Currently, the range of possible amounts that we are considering for repatriation under this provision is between zero and $500 million. The related potential range of income tax for such repatriation is between zero and $35 million.

9.	Employee Benefit Plans

      Our Waste Management Retirement Savings Plan (“Savings Plan”) covers employees (except those working subject to collective bargaining agreements, which do not provide for coverage under such plans) following a 90-day waiting period after hire. Through December 31, 2004 eligible employees were allowed to contribute up to 15% of their annual compensation. As of January 1, 2005, eligible employees may contribute as much as 25% of their pay under the Savings Plan. All employee contributions are subject to annual contribution limitations established by the IRS. Under the Savings Plan, we match, in cash, 100% of employee contributions on the first 3% of their eligible compensation and match 50% of employee contributions on the next 3% of their eligible compensation, resulting in a maximum match of 4.5%. Both employee and company contributions vest immediately. Charges to operations for our defined contribution plans were $46 million in 2004 and $43 million during both 2003 and 2002.

      Waste Management Holdings, Inc. (“WM Holdings”) and certain of its subsidiaries provided post-retirement health care and other benefits to eligible employees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retired employees as of December 31, 1998. The benefit obligation for these plans was $62 million and $60 million at December 31, 2004 and 2003, respectively. The discount rate assumptions used in the measurement of our benefit obligations as of December 31, 2004 and 2003 were 5.5% and 6.0%, respectively. The accrued benefit liability as of December 31, 2004 and 2003 was $62 million and $64 million, respectively, which is reflected in accrued liabilities in our consolidated balance sheets.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Participants in the WM Holdings post-retirement plan contribute to the cost of the benefit, and for retirees since January 1, 1992, our contribution is capped at between $0 and $600 per month per retiree, based on years of service. For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care claims was assumed for 2004 (being an average of the rate used by all plans); the rate was assumed to decrease to 5.5% in 2010 and remain at that level thereafter.

      A 1% change in assumed health care cost trend rates has no significant effect on total service and interest cost components of net periodic post-retirement health care costs. A 1% increase or decrease in assumed health care cost trend rates would increase or decrease the accumulated post-retirement benefit obligation by approximately $5 million.

      Our subsidiaries participate in various multi-employer employee benefit and pension plans covering certain union employees not covered under other pension plans. These multi-employer plans are generally defined contribution plans. Specific benefit levels provided by union pension plans are not negotiated with or known by the employer contributors. Additionally, we have one instance of a site-specific plan for employees not covered under other plans. The projected benefit obligation, plan assets and unfunded liability of the multi-employer pension plans and the site specific plan are not material. Contributions of $35 million in 2004 and $31 million during both 2003 and 2002 were charged to operations for subsidiaries’ defined benefit and contribution plans.

10.	Commitments and Contingencies

      Financial instruments — We have obtained letters of credit, performance bonds and insurance policies, and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, environmental remediation, and other obligations.

      Historically, our revolving credit facilities have been used to obtain letters of credit to support our bonding and financial assurance needs as discussed further in Note 7. Additionally, we obtain surety bonds and insurance policies from an affiliated entity that we have an investment in and account for under the equity method. We also obtain insurance from a wholly-owned insurance company, the sole business of which is to issue policies for the parent holding company and its other subsidiaries, to secure such performance obligations. In those instances where our use of captive insurance is not allowed, we generally have available alternative bonding mechanisms.

      Because virtually no claims have been made against the financial instruments we use to support our obligations and considering our current financial position, management does not expect that any claims against or draws on these instruments would have a material adverse effect on our consolidated financial statements. We have not experienced any unmanageable difficulty in obtaining the required financial assurance instruments for our current operations. In an ongoing effort to mitigate risks of future cost increases and reductions in available capacity, we continue to evaluate various options to access cost-effective sources of financial assurance.

      During 2003, we entered into letter of credit and term loan agreements and a letter of credit facility to provide us with additional sources of capacity from which we may obtain letters of credit. See Note 7 for additional information related to these arrangements. Additionally in 2003, we guaranteed the debt of a newly formed surety company in order to assist in the establishment of that entity. The terms of this guarantee are further discussed within the Guarantees section of this note. This variable interest entity is consolidated as described in Note 19.

      Insurance — We carry insurance coverage for protection of our assets and operations from certain risks including automobile liability, general liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. Our exposure, however, could increase if our insurers were unable to meet their commitments on a timely basis.

      We have retained a portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The estimated accruals for these liabilities could be affected if future occurrences or loss development significantly differ from utilized assumptions. Our current programs carry self-insurance exposures of up to $2.5 million, $1 million and $20,000 per incident with regards to general liability, workers’ compensation and auto, respectively. Self-insurance claims reserves acquired as part of our acquisition of WM Holdings in July 1998 were discounted at 4.25% at December 31, 2004 and 2003. The changes to our net insurance liabilities for the years ended December 31, 2003 and 2004 are summarized below (in millions):

	Gross	Estimated	Net
	Claims	Insurance	Claims
	Liability	Recoveries	Liability

Balance, December 31, 2002	$597	$(225)	$372
Self-insurance expense incurred	253	(87)	166
Payments made to fund self-insurance related liabilities	(207)	46	(161)

Balance, December 31, 2003	643	(266)	377
Self-insurance expense incurred	247	(84)	163
Payments made to fund self-insurance related liabilities	(209)	61	(148)

Balance, December 31, 2004	$681	$(289)	$392

Current portion at December 31, 2004	$252	$(131)	$121
Long-term portion at December 31, 2004	$429	$(158)	$271

      For the 14 months ended January 1, 2000, we insured certain risks, including auto, general liability and workers’ compensation, with Reliance National Insurance Company, whose parent filed for bankruptcy in June 2001. In October 2001, the parent and certain of its subsidiaries, including Reliance National Insurance Company, were placed in liquidation. We believe that because of various state insurance guarantee funds and probable recoveries from the liquidation, currently estimated to be approximately $26 million, it is unlikely that events relating to Reliance will have a material adverse impact on our financial statements.

      We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

      Operating leases — Rental expense for leased properties was approximately $127 million, $174 million and $166 million during 2004, 2003 and 2002, respectively. These amounts primarily include rents under long-term operating leases. Contractual payments due during the next five years and thereafter on long-term operating lease obligations are noted below. The decrease in rental expense from 2003 to 2004 is primarily attributable to the consolidation of two limited liability companies from which we lease three waste-to-energy facilities. See Note 19 for further discussion.

      Our minimum contractual payments for lease agreements during future periods is significantly less than current year rent expense because our significant lease agreements at landfills have variable terms based either on a percentage of revenue or a rate per ton of waste received. Our minimum operating lease payments for the next five years are as follows (in millions):

2005	2006	2007	2008	2009

$102	$91	$81	$65	$57

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other long-term commitments — We have the following unconditional purchase obligations:

•	Equipment — We have agreements that require us to purchase a minimum number of containers from certain vendors. We enter into these purchase agreements to ensure that we receive competitive prices for equipment used in our operations. These agreements extend through 2007.

•	Fuel — We have fuel purchase agreements with select counterparties expiring at various dates through 2010 that require us to purchase a minimum number of gallons. These agreements are primarily established based on the anticipated needs of each of our operating Groups. Under our fuel take-or-pay contracts, we are generally obligated to pay for a minimum number of gallons at either a stated or market-driven rate even if such quantities are not required in our operations.

•	Disposal — We have several agreements expiring at various dates through 2028 that require us to dispose of a minimum number of tons at third party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities.

•	Waste Paper — We are party to a waste paper purchase agreement that expires in 2010 that requires us to purchase a minimum number of tons of waste paper from the counterparty. The cost per ton of waste paper purchased is based on market prices plus the cost of delivery of the product to our customers.

      Our unconditional purchase obligations are established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates. Our future obligations under these outstanding agreements are generally quantity driven, and, as a result, our associated financial obligations are not fixed as of December 31, 2004. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or liquidity.

      Guarantees — We have entered into the following guarantee agreements associated with our operations:

•	WM Holdings, one of WMI’s wholly-owned subsidiaries, has fully and unconditionally guaranteed WMI’s senior indebtedness that matures through 2032. WMI has fully and unconditionally guaranteed the senior indebtedness of WM Holdings that matures through 2026 as well as WM Holdings’ 5.75% convertible subordinated notes that matured January 2005. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 22 for further information.

•	WMI has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, WMI will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 7 for information related to the balances and maturities of our tax-exempt bonds.

•	We have guaranteed certain financial obligations of unconsolidated entities. The guarantees are primarily for the benefit of entities that we account for under the equity method of accounting. The related obligations, which mature through 2020, are not recorded on our consolidated balance sheets. As of December 31, 2004, our maximum future payments associated with these guarantees is approximately $35 million. However, we have ongoing projects with the guaranteed entities and believe that it is not likely that we will be required to perform under these guarantees.

•	During 2003, we issued a $28.6 million letter of credit to support the debt of a surety bonding company. The guaranteed obligation is primarily included as a component of long-term debt in our consolidated

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet. See Note 19 for additional discussion about our financial interest in this surety bonding company.

•	WM Holdings has guaranteed all reimbursement obligations of WMI under its $350 million letter of credit facility and $295 million letter of credit and term loan agreements. Under those facilities, any draw on a letter of credit supported by the facilities will be reimbursed by WMI to the entities funding the facilities. As of December 31, 2004, we had approximately $631 million in outstanding letters of credit under these facilities.

•	In connection with the $350 million letter of credit facility, WMI and WM Holdings guaranteed the interest rate swaps entered into by the entity funding the letter of credit facility. The probability of loss for the guarantees was determined to be remote and the fair value of the guarantees is immaterial to our financial position and results of operations.

•	Certain of our subsidiaries have guaranteed the market value of certain homeowners’ properties that are adjacent to our landfills. These guarantee agreements extend over the life of the landfill. Under these agreements, we would be responsible for the difference between the sale value and the guaranteed market value of the homeowners’ properties, if any. Generally, it is not possible to determine the contingent obligation associated with these guarantees, but we do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities.

•	WMI and WMI Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations as incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material.

      We have been identified as a PRP in a number of governmental investigations and actions relating to waste disposal sites that may be subject to remedial action under CERCLA or similar state laws. The majority of these proceedings involve allegations that certain of our subsidiaries (or their predecessors) transported hazardous substances to the sites, often prior to our acquisition of these subsidiaries. CERCLA generally provides for liability for those parties owning, operating, transporting to or disposing at the sites. Proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial and could have a material adverse effect on our consolidated financial statements. At some of the sites at which we’ve been identified as a PRP, our liability is well defined as a consequence of a governmental decision and an agreement among liable parties as to the allocation of costs. At others where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain. Any of these matters could have a material adverse effect on our consolidated financial statements.

      For more information regarding commitments and contingencies with respect to environmental matters, see Note 4.

      Litigation — In December 1999, an individual brought an action against the Company, five former officers of WM Holdings, and WM Holdings’ former independent auditor, Arthur Andersen LLP, in Illinois state court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998. The action is for alleged acts of common law fraud, negligence and breach of fiduciary duty. This case has remained in the pleadings stage for the last several years due to numerous motions and rulings by the court related to the viability of these claims. The defendants removed the case to federal court in Illinois, but a remand order has been issued. An appeal of that remand is being filed by the Company. Only limited discovery has occurred and the defendants continue to defend themselves vigorously. The extent of possible damages, if any, in this action cannot yet be determined.

      In April 2002, a former participant in WM Holdings’ ERISA plans and another individual filed a lawsuit in Washington, D.C. against WMI, WM Holdings and others, attempting to increase the recovery of a class of ERISA plan participants based on allegations related to both the events alleged in, and the settlements relating to, the securities class action against WM Holdings that was settled in 1998 and the securities class action against us that was settled in November 2001. Subsequently, the issues related to the latter class action have been dropped as to WMI, its officers and directors. The case is ongoing with respect to WM Holdings and others, and WM Holdings intends to defend itself vigorously.

      A group of stockholders has opted not to participate in the settlement of the class action lawsuit against us related to 1998 and 1999 activity. These stockholders filed a separate lawsuit against us relating to 1998 activity. Trial in this case has been set for the first quarter 2005. The extent of damages cannot be determined at this time, but the Company intends to defend itself vigorously.

      Three groups of stockholders have filed separate lawsuits in state courts in Texas and federal court in Illinois against us and certain of our former officers. The lawsuit filed in Illinois was subsequently transferred to federal court in Texas. The petitions allege that the plaintiffs are substantial holders of the Company’s common stock who intended to sell their stock in 1999, or to otherwise protect themselves against loss, but that the public statements we made regarding our prospects, and in some instances statements made by the individual defendants, were false and misleading and induced the plaintiffs to retain their stock or not to take other protective measures. The plaintiffs assert that the value of their retained stock declined dramatically and that they incurred significant losses. The plaintiffs assert claims for fraud, negligent misrepresentation, and

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conspiracy. The first of these cases was dismissed by summary judgment by a Texas state court in March 2002. That dismissal was ultimately upheld by the appellate court. The plaintiffs are pursuing their appeal. The second case also filed in state court is stayed pending resolution of the first case, and we intend to continue to vigorously defend ourselves against these claims. In March 2004, the court granted our motion to dismiss the third case, which was pending in federal court, and the plaintiffs have appealed that dismissal. Finally, another shareholder has sued the Company in Louisiana making allegations similar to those made in the securities class action referred to above and by the plaintiff claiming damages for having held stock. The case has been removed to federal court and we are seeking a transfer to Texas where we will seek dismissal.

      The Company is currently defending allegations related generally to the termination of two separate joint ventures to which one of our wholly-owned subsidiaries was a party. The claims in both proceedings involve the value of the joint ventures. The joint venture relationships have ended and the contributed assets have been divested by the Company. The Company is defending itself vigorously in each of these proceedings, in which the parties are seeking a variety of remedies ranging from monetary damages to unwinding the transaction. However, the nature and extent of possible remedies or damages cannot be determined at this time. The first of these matters has been fully tried and we are awaiting a final ruling which could happen as early as the first quarter of 2005.

      From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2004, there were six proceedings involving our subsidiaries where we reasonably believe that the sanctions could exceed $100,000. The matters involve allegations that subsidiaries (i) operated a waste-to-energy facility that, as a result of intermittent and isolated equipment malfunctions, exceeded emission limits and failed to meet monitoring requirements; (ii) improperly operated a solid waste landfill by failing to maintain required records, properly place and cover waste and adhere to proper leachate levels; (iii) discharged wastewater from a cogeneration facility in noncompliance with waste discharge requirements issued pursuant to state water code; (iv) failed to comply with air permit, landfill gas flow and emission limit requirements; (v) caused excess odors and exceeded certain sewer discharge limitations and landfill gas emission limit requirements at an operating landfill; and (vi) violated air permit requirements at an operating landfill. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

      From time to time, we also are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of having owned, operated or transported waste to a disposal facility that is alleged to have contaminated the environment or, in certain cases, on the basis of having conducted environmental remediation activities at sites. Some of the lawsuits may seek to have us pay the costs of monitoring and health care examinations of allegedly affected sites and persons for a substantial period of time even where no actual damage is proven. While we believe we have meritorious defenses to these lawsuits, the ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs’ circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other factors. Accordingly, it is possible such matters could have a material adverse impact on our consolidated financial statements.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We also are currently involved in other routine civil litigation and governmental proceedings relating to the conduct of our business, including litigation involving former employees and competitors. We do not believe that any of the matters will ultimately have a material adverse impact on our consolidated financial statements.

      Tax matters — We are currently under audit by the IRS and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. Specifically, we are in the process of concluding the appeals phase of IRS audits for the years 1997 to 2000. The audits for these years should be completed within the next six months. In addition, the planning phase of an IRS audit for the years 2002 and 2003 was recently initiated. This audit should be completed within the next 24 months. To provide for potential tax exposures, we maintain an allowance for tax contingencies, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows over the next six months as these audits are completed, although we do not believe they will have a material adverse impact on our results of operations.

11.	Restructuring

      In 2002, we organized the Company into market areas to better align our collection, transport, recycling and disposal resources. As part of the restructuring, we reduced the number of field layers of management and eliminated approximately 1,900 field-level administrative and operational positions. In the first quarter of 2002, we recorded $37 million of pre-tax charges for costs associated with the implementation of the new structure. An additional $1 million was recorded in the third quarter of 2002. These charges included $36 million for employee severance and benefit costs and $2 million related to abandoned operating lease agreements. All payments related to this restructuring have been made.

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

      The operational efficiencies provided by these organizational changes and a focus on fully utilizing the capabilities of our information technology resources enabled us to further reduce our workforce in June 2003. This workforce reduction resulted in the elimination of an additional 600 employee positions and 200 contract worker positions. In 2003, we recorded $24 million of pre-tax charges for costs associated with the June 2003 workforce reduction.

      During 2004, we recorded a credit of approximately $1 million to reduce our accrual for employee severance costs associated with the 2003 restructuring and workforce reductions. The following table

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summarizes (in millions) the total costs to date for our 2003 restructuring events by our operating Groups as currently organized, as described in Note 20:

Canadian	$1
Eastern	7
Midwest	7
Southern	8
Western	8
Wheelabrator	—
Recycling	1
Corporate	11

Total	$43

      During the year ended December 31, 2003, we made payment for employee severance and benefit costs of approximately $18 million for the February 2003 restructuring and workforce reduction and approximately $15 million for the June 2003 workforce reduction. During the year ended December 31, 2004 we made additional payments for employee severance and benefit costs of approximately $1 million for the February 2003 restructuring and workforce reduction and approximately $8 million for the June 2003 workforce reduction.

      As of December 31, 2004, substantially all obligations associated with the February 2003 restructuring and workforce reduction have been paid. The first quarter of 2005 is the final period we are obligated to make any severance payments to employees associated with the February 2003 reorganization and workforce reduction. Approximately $1 million remains accrued as of December 31, 2004 for employee severance and benefit costs incurred as a result of the June 2003 workforce reduction, which will be paid to certain employees through the third quarter of 2005.

12.	Asset Impairments and Unusual Items

      In 2004, 2003 and 2002, we recorded net credits to asset impairments and unusual items of $13 million, $8 million and $34 million, respectively.

•	In 2004, the net gain of $13 million for asset impairments and unusual items related to (i) $17 million in impairment losses primarily due to the impairment of certain landfill assets and software development costs; (ii) $15 million in gains on divestitures that primarily related to certain Port-O-Let operations; and (iii) $15 million of gains related to adjustments we made to our estimated obligations associated with our divested non-solid waste services and our receipt of cash from a third-party for a previously settled remedial obligation.

•	In 2003, we recognized approximately $5 million in impairments related primarily to the Eastern and Corporate Groups, which was offset by $13 million of gains realized on divestitures with the most significant portions derived from our Western and Southern Groups.

•	In 2002, we realized a gain of $8 million derived from changes to litigation settlements and estimates, a gain of $7 million primarily comprised or reversals of loss contract accruals that were initially recognized as a charge to asset impairments and unusual items, a gain of $11 million for the receipt of a contingency payment related to a non-revenue producing property impaired in 1998 and a net gain of $8 million for divestitures.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Accumulated Other Comprehensive Income (Loss)

      As discussed in Note 2, during 2004 we identified certain amounts related to our consolidated Canadian operations that required adjustment to properly capture the impact of accounting for foreign currency translation adjustments. The following table has been adjusted to properly reflect the effects of our foreign currency translation. The components of accumulated other comprehensive income (loss) were as follows (in millions):

	December 31,

	2004	2003	2002

Minimum pension liability adjustment, net of taxes of $1 million for 2002	$—	$—	$(1)
Accumulated unrealized loss on derivative instruments, net of a tax benefit of $32 million for 2004, $27 million for 2003 and $26 million for 2002	(49)	(42)	(39)
Accumulated unrealized gain on marketable securities, net of taxes of $2 million for 2004 and $0 for each of 2003 and 2002	3	1	—
Cumulative translation adjustment of foreign currency statements	115	27	(137)

	$69	$(14)	$(177)

14.	Capital Stock, Share Repurchases and Dividends

Capital stock

      As of December 31, 2004, we have 570.2 million shares of common stock issued and outstanding. We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have ten million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

Share repurchases

      In February 2002, we announced that our Board of Directors had approved a stock repurchase program for up to $1 billion in annual repurchases through 2004 to be implemented at management’s discretion. In August 2003, we amended the program, starting in 2004, to allow for $1 billion of annual expenditures for share repurchases, net of dividends. During the year ended December 31, 2004, we paid approximately $496 million for share repurchases, which included a first quarter cash payment of approximately $24 million to settle repurchases made in December 2003.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of activity under our stock repurchase program (in millions, except shares in thousands and price per share):

	Agreement		Common Stock
					Net
Transaction Type	Initiated	Settled	Shares	Price	Repurchases(a)

Private accelerated purchase	March 2002	August 2002	10,925	$27.46	$282
Private accelerated purchase	December 2002	February 2003	1,731	$24.52	39
Private accelerated purchase	March 2003	May 2003	2,400	$20.00	51

Subtotal			15,056		372	(a)
Open market purchases - 2002			25,594	$23.01-$28.19	658
Open market purchases - 2003			19,650	$19.70-$29.48	526	(b)
Open market purchases - 2004			16,541	$26.32-$30.79	472

Subtotal			61,785		1,656

Total			76,841		$2,028

(a)	At the inception of each of our private accelerated share repurchase agreements, we purchased shares by paying an amount equal to the number of shares of common stock multiplied by the per share market price of our common stock on that day. Pursuant to the terms of the agreements, a cash settlement was made by either us or the counterparty at the termination of each agreement’s valuation period for the difference between our initial payment and the weighted average daily market price during that valuation period times the number of shares. The amount included here represents the total cash paid, net of any cash received for each agreement.

(b)	Approximately $24 million of our 2003 share repurchases were settled in cash in January 2004.

Dividends

      In August 2003, we announced that our Board of Directors approved a quarterly dividend program. The dividend was $0.1875 per share per quarter, or $0.75 per share annually. We paid approximately $432 million for dividends declared under this program during 2004. We paid annual dividends of $0.01 per common share, or approximately $6 million, during 2003 and 2002.

      In October 2004, our Board of Directors approved a new capital allocation program that includes the authorization of management, at its discretion, to purchase up to $1.2 billion, net of dividends paid, of common stock each year during 2005, 2006 and 2007. Additionally, the Board of Directors announced that it expects dividends to be $0.20 per share per quarter beginning in 2005. All future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future prospects and other factors the Board may deem relevant. On January 28, 2005, the Board declared our first quarterly dividend under the program of $0.20 per share, which will be paid on March 24, 2005 to stockholders of record as of March 1, 2005.

15.	Stock-Based Compensation

Employee Stock Purchase Plan

      We have an Employee Stock Purchase Plan under which an aggregate of 5.25 million shares has been reserved for issuance since the plan’s adoption in 1997. Under the Stock Purchase Plan, employees may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, employees are able to purchase shares of common stock at a price equal to 85% of the lesser of the market value of the stock on the first or last day of such offering period. The purchases are made through payroll deductions, and the number of shares that may be purchased is limited by IRS regulations. The total number of shares issued under the plan for the offering periods in each of 2004, 2003 and 2002 was approximately 654,000, 597,000 and 612,000,

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Including the impact of the January 2005 issuance of shares associated with the July to December 2004 offering period, approximately 840,000 shares remain available for issuance under our Employee Stock Purchase Plan.

      As discussed in Note 23, we are in the process of assessing the impact of a recently issued accounting pronouncement on our accounting for share-based payments to employees. We currently expect our employee stock purchase plan to result in the recognition of compensation expense beginning in the third quarter of 2005.

Employee Stock Incentive Plans

      Pursuant to our stock incentive plan, we have the ability to issue stock options, stock awards and stock appreciation rights, all on terms and conditions determined by the Compensation Committee of our Board of Directors. The following is a summary of our stock incentive programs and the significant terms of the stock options and restricted stock granted to our officers and other employees during the three years ended December 31, 2004.

      As of December 31, 2003 and 2002, we had three plans under which we granted stock options and restricted stock awards: the 1993 Stock Incentive Plan, the 2000 Stock Incentive Plan and the 2000 Broad-Based Plan. All three plans allowed for grants of stock options, appreciation rights and stock awards to key employees, except grants under the 2000 Broad-Based Plan could not be made to any executive officer. All of the options granted under these plans have exercise prices equaling the fair market value as of the date of the grant, expire no later than ten years from the date of grant and vest ratably over a four or five-year period. The 1993 Stock Incentive Plan expired in May of 2003.

      In May 2004, our stockholders approved the adoption of the 2004 Stock Incentive Plan. The terms of the 2004 Stock Incentive Plan allowed for all shares available under our 2000 Stock Incentive Plan and our 1996 Non-Employee Director Plan (discussed below) to become available for issuance under the 2004 Stock Incentive Plan. Under the 2004 Stock Incentive Plan, an aggregate of 34 million shares of our common stock may be issued pursuant to awards granted under the plan.

      Through December 31, 2004, we have primarily issued stock options and restricted stock under our 2004 Stock Incentive Plan. All stock options that have been issued under this plan have exercise prices equal to the fair market value of our common stock as of the date of grant, expire ten years from the date of grant and vest ratably over a four-year period. The restricted stock grants also vest ratably over a four-year period. The shares issued are subject to forfeiture in the event of termination of employment and entitle the holder to all benefits of a stockholder, including the right to receive dividends and vote on all matters put to a vote of security holders.

      In December 2004, our Board of Directors approved the material terms of awards to be granted in 2005 to selected participants under our 2004 Stock Incentive Plan. In January 2005, the Compensation Committee of the Board of Directors approved grants of restricted stock units and performance share units to those chosen to participate in our long-term incentive plan for 2005. Refer to Note 23 for additional information regarding the significant terms of these share-based awards.

Non-Employee Director Plans

      At December 31, 2003 and 2002, we had a 1996 Non-Employee Director Plan that allowed for an automatic annual grant of options to purchase 10,000 shares of common stock to each of our non-employee directors. All options granted under the plan had a one-year vesting period and a term of ten years. In accordance with the plan, all options granted have an exercise price equal to the fair market value on the date of grant. Members of our Board of Directors received their annual grants in 2002. However, the annual grant ceased after 2002 when we adopted our 2003 Directors’ Deferred Compensation Plan. Under the Deferred

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation Plan, a portion of the cash compensation that the directors would otherwise receive is deferred until after their termination from board service and each director may elect to defer the remaining cash compensation to a date that he chooses, which must be after termination of board service. At that time, all deferred compensation is paid in shares of our common stock. The number of shares the directors receive is calculated on the date the cash compensation would have been payable, based on the fair market value of our common stock on that day.

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

      The following table summarizes our common stock option and warrant activity (shares in thousands):

	Years Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	49,209	$26.19	44,469	$27.36	41,465	$27.96
Granted	8,985	$29.18	10,358	$19.99	10,376	$27.60
Exercised	(10,800)	$20.57	(2,764)	$18.68	(1,758)	$15.23
Forfeited or expired	(3,463)	$34.10	(2,854)	$28.66	(5,614)	$35.96

Outstanding at end of year	43,931	$27.56	49,209	$26.19	44,469	$27.36

Exercisable at end of year	23,151	$29.35	25,918	$29.10	21,789	$29.55

      Outstanding and exercisable stock options and warrants at December 31, 2004, were as follows (shares in thousands):

	Outstanding			Exercisable

Range of		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Shares	Exercise Price	Remaining Years	Shares	Exercise Price

$7.91-$10.00	3	$7.91	2.43	3	$7.91
$10.01-$20.00	10,185	$18.41	7.12	4,413	$16.84
$20.01-$30.00	26,486	$26.85	7.10	11,534	$25.56
$30.01-$40.00	2,823	$35.02	3.34	2,767	$35.12
$40.01-$50.00	2,230	$43.13	2.70	2,230	$43.13
$50.01-$56.44	2,204	$53.06	3.72	2,204	$53.06

$7.91-$56.44	43,931	$27.56	6.47	23,151	$29.35

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Earnings Per Share

      The following table reconciles income before cumulative effect of changes in accounting principles as presented in the consolidated statements of operations with diluted net income for the purposes of calculating diluted earnings per common share (in millions):

	Years Ended
	December 31,

	2004	2003	2002

Income before cumulative effect of changes in accounting principles	$931	$719	$820
Interest on convertible subordinated notes, net of taxes(a)	—	—	1

Diluted income before cumulative effect of changes in accounting principles	931	719	821
Cumulative effect of changes in accounting principles, net of income tax expense	8	(89)	2

Diluted net income	$939	$630	$823

(a)	The effect of our convertible subordinated notes is included in our dilutive earnings per share calculation for 2002, however it is excluded for 2004 and 2003 since its inclusion would be antidilutive.

     The following table reconciles the number of common shares outstanding at December 31 of each year to the number of weighted average basic common shares outstanding and the number of weighted average diluted common shares outstanding for the purposes of calculating basic and diluted earnings per common share. The table also provides the number of shares of common stock potentially issuable at the end of each period and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (shares in millions):

	Years Ended December 31,

	2004	2003	2002

Number of common shares outstanding at year-end	570.2	576.1	594.6
Effect of using weighted average common shares outstanding	6.1	12.9	18.8

Weighted average basic common shares outstanding	576.3	589.0	613.4
Dilutive effect of common stock options, warrants, restricted stock, convertible subordinated notes and other contingently issuable shares	4.8	3.5	4.1

Weighted average diluted common shares outstanding	581.1	592.5	617.5

Potentially issuable shares	44.8	49.9	45.2
Number of potentially issuable shares excluded from diluted common shares outstanding	16.8	19.6	33.0

17.	Fair Value of Financial Instruments

      We have determined the estimated fair value amounts of our financial instruments using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available to management as of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2004 and 2003. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

      Long-term investments — Included as a component of other assets in our balance sheet at December 31, 2004 and December 31, 2003 is $127 million and $397 million, respectively, of restricted investments in U.S. government agency debt securities. At December 31, 2004, we also had approximately $82 million of restricted investments in equity-based mutual funds. These investments are recorded at fair value. Unrealized holding gains and losses on these instruments are deferred as a component of other comprehensive income in the equity section of the balance sheet. There has not been a material difference between the cost basis and fair market value of these investments in either 2004 or 2003.

      Debt and interest rate derivatives — At December 31, 2004 and 2003, the carrying value of our debt was approximately $8.6 billion and $8.5 billion, respectively. The carrying value includes adjustments for both the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments of debt instruments that are currently hedged. See Note 7. For active hedge arrangements, the fair value of the derivative is included in other current assets, other long-term assets, accrued liabilities or other long-term liabilities, as appropriate. The estimated fair value of debt at both December 31, 2004 and 2003 was approximately $9.2 billion. The estimated fair values of our senior notes and convertible subordinated notes are based on quoted market prices. The carrying value of remarketable debt approximates fair value due to the short-term nature of the attached interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar types of instruments.

18.	Business Combinations and Divestitures

Purchase Acquisitions

      We continue to pursue the acquisition of businesses that are accretive to our NASW operations. During the year ended December 31, 2004, we completed over 50 acquisitions for a cost, net of cash acquired, of approximately $130 million. These acquisitions primarily affected our Eastern, Midwest and Southern groups.

      During the year ended December 31, 2003, we paid $337 million, net of cash acquired, for the acquisitions of approximately 75 businesses, which are included within our NASW operations. This included approximately $85 million in the first quarter of 2003 primarily for our acquisition of the Peltz Group, the largest privately-held recycler in the United States whose assets we contributed to our Recycling Group’s operations known as Recycle America Alliance. The most significant of the other transactions was the acquisition of certain collections assets from Allied Waste Industries, Inc. in the third and fourth quarters of 2003.

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

      As a result of the acquisitions in 2003, we recorded approximately $458 million in additional assets, including approximately $154 million of goodwill and approximately $65 million of other intangible assets. Of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this acquired goodwill, approximately $143 million is deductible for income tax purposes. Additionally, as a result of these acquisitions we assumed approximately $117 million of liabilities.

      In 2002, we completed over 50 acquisitions of NASW operations that were accounted for under the purchase method of accounting for approximately $162 million.

Divestitures

      The approximate aggregate sales price for the divestiture of our non-integrated North American operations was approximately $39 million in 2004, $18 million in 2003 and $103 million in 2002. These sales were comprised substantially of cash proceeds. We recognized net gains on these divestitures of approximately $12 million in 2004, $13 million in 2003 and $8 million during 2002.

19.	Variable Interest Entities

      We have financial interests in various variable interest entities. Following is a description of all interests that we consider significant. For purposes of applying FIN 46, we are considered the primary beneficiary of certain of these entities. Such entities have been consolidated into our financial statements as noted below.

Consolidated variable interest entities

      Financial Interest in Surety Bonding Company — During the third quarter of 2003, we issued a $28.6 million letter of credit to support the debt of a surety bonding company established by an unrelated third party to issue surety bonds to the waste industry and other industries. The letter of credit serves to guarantee the surety bonding company’s obligations associated with its debt and represents our exposure to loss associated with our financial interest in the entity.

      As of December 31, 2004, approximately $45 million of current assets, $6 million of long-term assets, $25 million of current liabilities, $24 million of long-term debt and $2 million in minority interest have been included in our consolidated balance sheet as a result of applying FIN 46 to this variable interest entity.

      Although we are the primary beneficiary of this variable interest entity, the creditors of the entity do not have recourse against our general credit and our losses are limited to our exposure under the guarantee. Consolidation of this entity did not materially impact our results of operations during the year ended December 31, 2004 or 2003 nor do we anticipate that it will materially impact our results of operations in the foreseeable future. See Note 10 for additional discussion related to our financial assurance activities.

      Waste-to-Energy LLCs — On June 30, 2000, two limited liability companies (“LLCs”) were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we operate under an agreement with the owner. John Hancock Life Insurance Company (“Hancock”) has a 99.5% ownership interest in one of the LLCs (“LLC I”), and the second LLC (“LLC II”) is 99.75% collectively owned by LLC I and the CIT Group (“CIT”). We own the remaining equity interest in each LLC. Hancock and CIT made an initial investment of approximately $167 million in the LLCs. The LLCs used these proceeds to purchase the three waste-to-energy facilities that we operate and assumed the seller’s indebtedness related to these facilities. Under the LLC agreements, the LLCs shall be dissolved upon the occurrence of any of the following events: (i) a written decision of all the members of the LLCs to dissolve, (ii) December 31, 2063, (iii) the entry of a decree of judicial dissolution under the Delaware Limited Liability Company Act, or (iv) the LLCs ceasing to own any interest in the waste-to-energy facilities.

      Income, losses and cash flows are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, the earnings of LLC I will be allocated 20% to Hancock and 80% to us and the earnings of LLC II will be allocated 20% to Hancock and CIT and 80% to us. We do not expect Hancock and CIT to achieve the targeted returns at any time during the initial base term of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the leases. We are required under certain circumstances to make capital contributions to the LLCs in the amount of the difference between the stipulated loss amounts and terminated values under the LLC agreements to the extent they are different from the underlying lease agreements. We believe that the likelihood of the occurrence of these circumstances is remote. Additionally, if we exercise certain renewal options under the leases, we will be required to make payments to the LLCs for the difference between fair market rents and the scheduled renewal rents, if any.

      As of December 31, 2004, our consolidated balance sheet includes approximately $389 million of net property and equipment associated with the LLCs’ waste-to-energy facilities and $130 million of debt associated with the financing of the facilities.

      Trusts for Closure, Post-Closure or Environmental Remediation Obligations — We have determined that we are the primary beneficiary of trust funds that were created to settle certain of our closure, post-closure or environmental remediation obligations. As the trust funds are expected to continue to meet the statutory requirements for which they were established, we do not believe that there is any material exposure to loss associated with the trusts. The consolidation of these variable interest entities has not materially affected our financial position or results of operations in 2004.

Significant unconsolidated variable interest entities

      Investments in Coal-Based Synthetic Fuel Production Facilities — As discussed in Note 8, we own an interest in two coal-based synthetic fuel production facilities. Along with the other equity investors, we support the operations of the entities in exchange for a pro-rata share of the tax credits generated by the facilities. Our obligation to support the facilities’ future operations is, therefore, limited to the tax benefit we expect to receive. We are not the primary beneficiary of either of these entities, and we do not believe that we have any material exposure to loss, as measured under the provisions of FIN 46, as a result of our investments. As such, we account for these investments under the equity method of accounting and do not consolidate the facilities.

20.	Segment and Related Information

      We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Canadian, Wheelabrator and Recycling Groups. These seven operating Groups are presented below as our reportable segments. These reportable segments, when combined with certain other operations not managed through the seven operating Groups, comprise our North American Solid Waste, or NASW, operations. NASW, our core business, provides integrated waste management services consisting of collection, disposal (solid waste and hazardous waste landfills), transfer, waste-to-energy facilities and independent power production plants that are managed by Wheelabrator, recycling services and other services to commercial, industrial, municipal and residential customers throughout the United States and in Puerto Rico and Canada. The operations not managed through our seven operating Groups are presented herein as “Other NASW.”

      Early in the third quarter of 2004, we implemented a market realignment that consisted of moving our Ohio operations to the Midwest Group and our Kentucky operations to the Southern Group, both of which were previously in the Eastern Group. We believe that the realignment will provide benefits to each of the operating groups affected. Specifically, the Ohio Market Area faces many of the same issues as other industrial regions in the Midwest Group and the Kentucky Market Area’s rural characteristics make it similar to other markets in the Southern Group. Further, we believe that reducing the revenues of the Eastern Group will enable its leadership team to focus on the challenges associated with the Northeast corridor. As a result of the realignment, we have reclassified the operating results of the Ohio and Kentucky Market Areas for all periods presented to provide segment financial information that appropriately reflects our approach to managing operations. Prior period information has also been reclassified to reflect our change in accounting for certain mandatory fees and taxes, as described in Note 2.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information concerning our reportable segments for the respective years ended December 31 is shown in the following table (in millions).

	Gross	Intercompany	Net		Depreciation
	Operating	Operating	Operating	Income from	and	Capital	Total Assets(f),
	Revenues	Revenues(d)	Revenues	Operations(e)	Amortization	Expenditures	(g), (h)

2004
Canadian	$635	$(60)	$575	$67	$56	$49	$1,489
Eastern	3,578	(776)	2,802	337	336	278	4,547
Midwest	2,698	(513)	2,185	358	300	236	3,653
Southern	3,480	(531)	2,949	665	287	308	3,200
Western	2,711	(368)	2,343	390	187	247	2,917
Wheelabrator	835	(57)	778	283	57	5	2,578
Recycling	745	(23)	722	25	29	54	469
Other NASW(a)	238	(76)	162	(19)	7	7	1,301

Total NASW	14,920	(2,404)	12,516	2,106	1,259	1,184	20,154
Non-NASW (Divested Operations)(b)	—	—	—	16	—	—	6
Corporate(c)	—	—	—	(423)	77	74	1,715

Total	$14,920	$(2,404)	$12,516	$1,699	$1,336	$1,258	$21,875

2003
Canadian	$573	$(57)	$516	$76	$56	$51	$1,331
Eastern	3,442	(733)	2,709	317	314	285	4,519
Midwest	2,601	(474)	2,127	353	297	223	3,637
Southern	3,149	(491)	2,658	602	284	259	3,057
Western	2,560	(356)	2,204	368	180	204	2,812
Wheelabrator	819	(60)	759	229	42	20	2,672
Recycling	567	(15)	552	(7)	26	49	429
Other NASW(a)	200	(77)	123	(26)	10	1	1,035

Total NASW	13,911	(2,263)	11,648	1,912	1,209	1,092	19,492
Non-NASW (Divested Operations)(b)	—	—	—	(1)	—	—	40
Corporate(c)	—	—	—	(371)	56	108	1,708

Total	$13,911	$(2,263)	$11,648	$1,540	$1,265	$1,200	$21,240

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net		Depreciation
	Operating	Operating	Operating	Income from	and	Capital	Total Assets(f),
	Revenues	Revenues(d)	Revenues	Operations(e)	Amortization	Expenditures	(g), (h)

2002
Canadian	$524	$(51)	$473	$37	$49	$49	$1,116
Eastern	3,338	(685)	2,653	440	307	316	4,488
Midwest	2,616	(403)	2,213	396	300	292	3,606
Southern	3,105	(487)	2,618	590	279	271	2,969
Western	2,506	(354)	2,152	375	184	188	2,818
Wheelabrator	789	(58)	731	209	42	26	2,404
Recycling	314	(11)	303	2	16	30	262
Other NASW(a)	91	(31)	60	(38)	3	—	791

Total NASW	13,283	(2,080)	11,203	2,011	1,180	1,172	18,454
Non-NASW (Divested Operations)(b)	9	(1)	8	(4)	—	—	21
Corporate(c)	—	—	—	(363)	42	115	2,191

Total	$13,292	$(2,081)	$11,211	$1,644	$1,222	$1,287	$20,666

(a)	Other NASW includes operations provided throughout our operating Groups for in-plant services, methane gas recovery and certain third party sub-contract and administration revenues managed by our national accounts organization. In addition, Other NASW includes the financial impact of non-operating entities that provide financial assurance for the operating Groups or financing for our Canadian Group and certain of our investments. Also included are certain year-end adjustments related to the reportable segments that are not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

(b)	All our international waste management services were divested by December 31, 2001 and our non-solid waste services were divested by March 31, 2002. However, we continue to incur minimal administrative expenses and revisions of our estimated obligations associated with these divestitures.

(c)	Corporate functions include the treasury, legal, information technology, tax, insurance, management of closed landfills and related insurance recoveries, centralized service center and other typical administrative functions. Certain of the associated costs for support services are allocated to the seven operating Groups.

(d)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(e)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 3.

(f)	The reconciliation of total assets reported above to total assets on the consolidated balance sheets is as follows (in millions):

	December 31,

	2004	2003	2002

Total assets, as reported above	$21,875	$21,240	$20,666
Elimination of intercompany investments and advances	(970)	(858)	(715)

Total assets, per consolidated balance sheets	$20,905	$20,382	$19,951

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	Goodwill is included in total assets. Refer to Note 2 for information associated with the deferred tax adjustment made in 2004. This table reflects the impact of that adjustment by reportable segment. The reconciliation of changes in goodwill during 2004 and 2003 by reportable segment is as follows (in millions):

	Canadian	Eastern	Midwest	Southern	Western	Wheelabrator	Recycling	Total

Balance, January 1, 2003	$213	$1,766	$883	$495	$883	$790	$49	$5,079
Acquired goodwill	—	23	56	19	10	1	45	154
Divested goodwill, net of assets held for sale	—	(3)	(1)	(7)	(4)	4	(2)	(13)
Translation adjustments	45	—	—	—	—	—	—	45
Other adjustments	—	—	—	—	—	1	—	1

Balance, December 31, 2003	258	1,786	938	507	889	796	92	5,266
Deferred tax adjustment	—	(14)	(10)	(6)	(8)	(8)	—	(46)
Market area realignment	—	(201)	165	36	—	—	—	—

Balance, as adjusted,
December 31, 2003	258	1,571	1,093	537	881	788	92	5,220
Acquired goodwill	1	8	51	22	5	—	2	89
Divested goodwill, net of assets held for sale	(24)	1	—	2	(8)	—	—	(29)
Translation adjustments	21	—	—	—	—	—	—	21
Other adjustments	—	—	—	—	(1)	—	1	—

Balance, December 31, 2004	$256	$1,580	$1,144	$561	$877	$788	$95	$5,301

(h)	As discussed in Note 2, we identified certain cash accounts with negative balances and no legal right of offset that had been included in cash and cash equivalents on our balance sheet in prior periods. Prior period information has been restated to reflect this adjustment.

     The table below shows the total revenues by principal lines of business (in millions).

	Years Ended December 31,

	2004	2003	2002

NASW:
Collection	$8,318	$7,782	$7,588
Landfill	3,004	2,834	2,811
Transfer	1,680	1,582	1,460
Wheelabrator	835	819	789
Recycling and other(a)	1,083	894	635
Intercompany(b)	(2,404)	(2,263)	(2,080)

Operating revenues	$12,516	$11,648	$11,203

(a)	In addition to the revenue generated by our Recycling Group, we have included revenues generated within our five geographic operating Groups derived from recycling, methane gas operations, sweeping services and Port-O-Let® services in the “recycling and other” line of business.

(b)	Intercompany revenues between lines of business are eliminated within the consolidated financial statements included herein.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Property and equipment (net) relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions).

	Years Ended December 31,

	2004	2003	2002

Property and equipment, net:
United States and Puerto Rico	$10,481	$10,482	$9,846
Canada	995	929	766

Total	$11,476	$11,411	$10,612

21.	Quarterly Financial Data (Unaudited)

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

      The following table summarizes the unaudited quarterly results of operations for 2004 and 2003 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004
Operating revenues	$2,896	$3,138	$3,274	$3,208
Income from operations	344	442	465	448
Income before cumulative effect of changes in accounting principles(a)	144	216	302	269
Net income(b)	152	216	302	269
Income per common share:
Basic:
Income before cumulative effect of changes in accounting principles	0.25	0.37	0.52	0.47
Net income	0.26	0.37	0.52	0.47
Diluted:
Income before cumulative effect of changes in accounting principles	0.25	0.37	0.52	0.47
Net income	0.26	0.37	0.52	0.47

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003
Operating revenues(c)	$2,732	$2,934	$2,996	$2,986
Income from operations	279	385	435	441
Income before cumulative effect of changes in accounting principles	107	176	210	226
Net income(d)	61	176	210	183
Income per common share:
Basic:
Income before cumulative effect of changes in accounting principles	0.18	0.30	0.36	0.39
Net income	0.10	0.30	0.36	0.31
Diluted:
Income before cumulative effect of changes in accounting principles	0.18	0.30	0.35	0.39
Net income	0.10	0.30	0.35	0.31

(a)	As discussed in Note 8, in the first and second quarters of 2004 we acquired an equity interest in two coal-based synthetic fuel production facilities. We account for our investments in these entities using the equity method of accounting. The tax benefits that we will realize as a result of the investments have been reflected as a reduction to our provision for income taxes. The tax benefits more than offset the equity losses and interest expense realized during each period. Additionally, we experienced benefits for federal tax audit settlements during the third and fourth quarters of approximately $62 million and $27 million, respectively. Related to these settlements, we realized interest income, net of tax, of $9 million and $19 million during the third and fourth quarters, respectively.

(b)	On March 31, 2004, we recorded a credit of approximately $8 million, net of taxes, or $0.01 per diluted share, as a cumulative effect of change in accounting principle as a result of the consolidation of previously unrecorded trusts as required by FIN 46. See Note 2 to the consolidated financial statements.

(c)	During 2004, we determined that an adjustment was required to 2003 revenues and operating expenses for certain mandated fees and taxes. The adjustment had no impact on our income from operations. Refer to Note 2 for further discussion.

(d)	In the first quarter of 2003, we recorded a $20 million pre-tax charge for costs associated with our February 2003 restructuring. In the second quarter of 2003 we recorded an additional $24 million of pre-tax costs for a June 2003 workforce reduction.

(e)	In the first and fourth quarters of 2003, we recorded net of tax charges of $46 million and $43 million, respectively, to cumulative effect of changes in accounting principles for the initial adoption of the accounting changes discussed in Notes 2.

     Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each quarter and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts. For certain quarters presented, the effect of our convertible subordinated notes are excluded from the diluted earnings per share calculations since inclusion of these items would be antidilutive for those periods.

22.	Condensed Consolidating Financial Statements

      WM Holdings has fully and unconditionally guaranteed WMI’s senior indebtedness. WMI has fully and unconditionally guaranteed all of WM Holding’s senior indebtedness and its 5.75% convertible subordinated notes that matured and were repaid in January 2005. None of WMI’s other subsidiaries have guaranteed any of WMI’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions).

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2004

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$376	$—	$67	$—	$443
Other current assets	6	1	2,369	—	2,376

	382	1	2,436	—	2,819
Property and equipment, net	—	—	11,476	—	11,476
Investments in and advances to affiliates	9,962	7,051	—	(17,013)	—
Other assets	44	12	6,554	—	6,610

Total assets	$10,388	$7,064	$20,466	$(17,013)	$20,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$138	$246	$—	$384
Accounts payable and other current liabilities	73	27	2,721	—	2,821

	73	165	2,967	—	3,205
Long-term debt, less current portion	4,259	1,202	2,721	—	8,182
Due to affiliates	—	—	4,954	(4,954)	—
Other liabilities	85	6	3,174	—	3,265

Total liabilities	4,417	1,373	13,816	(4,954)	14,652
Minority interest in subsidiaries and variable interest entities	—	—	282	—	282
Stockholders’ equity	5,971	5,691	6,368	(12,059)	5,971

Total liabilities and stockholders’ equity	$10,388	$7,064	$20,466	$(17,013)	$20,905

December 31, 2003

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$224	$—	$—	$(7)	$217
Other current assets	12	1	2,130	—	2,143

	236	1	2,130	(7)	2,360
Property and equipment, net	—	—	11,411	—	11,411
Investments and advances to affiliates	9,975	6,065	—	(16,040)	—
Other assets	29	106	6,476	—	6,611

Total assets	$10,240	$6,172	$20,017	$(16,047)	$20,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$118	$—	$396	$—	$514
Accounts payable and other current liabilities	100	44	2,724	(7)	2,861

	218	44	3,120	(7)	3,375
Long-term debt, less current portion	4,325	1,531	2,141	—	7,997
Due to affiliates	—	—	6,327	(6,327)	—
Other liabilities	95	6	3,057	—	3,158

Total liabilities	4,638	1,581	14,645	(6,334)	14,530
Minority interest in subsidiaries and variable interest entities	—	—	250	—	250
Stockholders’ equity	5,602	4,591	5,122	(9,713)	5,602

Total liabilities and stockholders’ equity	$10,240	$6,172	$20,017	$(16,047)	$20,382

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2004
Operating revenues	$—	$—	$12,516	$—	$12,516
Costs and expenses	—	—	10,817	—	10,817

Income from operations	—	—	1,699	—	1,699

Other income (expense):
Interest expense, net	(254)	(92)	(39)	—	(385)
Equity in subsidiaries, net of taxes	1,100	1,158	—	(2,258)	—
Minority interest	—	—	(36)	—	(36)
Equity in losses of unconsolidated entities and other, net	—	—	(100)	—	(100)

	846	1,066	(175)	(2,258)	(521)

Income before income taxes and cumulative effect of changes in accounting principles	846	1,066	1,524	(2,258)	1,178
Provision for (benefit from) income taxes	(93)	(34)	374	—	247

Income before cumulative effect of change in accounting principles	939	1,100	1,150	(2,258)	931
Cumulative effect of change in accounting principles, net of taxes	—	—	8	—	8

Net income	$939	$1,100	$1,158	$(2,258)	$939

Year Ended December 31, 2003
Operating revenues	$—	$—	$11,648	$—	$11,648
Costs and expenses	—	—	10,108	—	10,108

Income from operations	—	—	1,540	—	1,540

Other income (expense):
Interest expense, net	(241)	(126)	(60)	—	(427)
Equity in subsidiaries, net of taxes	783	863	—	(1,646)	—
Minority interest	—	—	(6)	—	(6)
Equity in losses of unconsolidated entities and other, net	—	—	16	—	16

	542	737	(50)	(1,646)	(417)

Income before income taxes and cumulative effect of changes in accounting principles	542	737	1,490	(1,646)	1,123
Provision for (benefit from) income taxes	(88)	(46)	538	—	404

Income before cumulative effect of change in accounting principles	630	783	952	(1,646)	719
Cumulative effect of change in accounting principles, net of taxes	—	—	(89)	—	(89)

Net income	$630	$783	$863	$(1,646)	$630

Year Ended December 31, 2002
Operating revenues	$—	$—	$11,211	$—	$11,211
Costs and expenses	—	—	9,567	—	9,567

Income from operations	—	—	1,644	—	1,644

Other income (expense):
Interest expense, net	(240)	(153)	(53)	—	(446)
Equity in subsidiaries, net of taxes	974	1,071	—	(2,045)	—
Minority interest	—	—	(7)	—	(7)
Equity in losses of unconsolidated entities and other, net	—	—	51	—	51

	734	918	(9)	(2,045)	(402)

Income before income taxes and cumulative effect of changes in accounting principles	734	918	1,635	(2,045)	1,242
Provision for (benefit from) income taxes	(88)	(56)	566	—	422

Income before cumulative effect of change in accounting principles	822	974	1,069	(2,045)	820
Cumulative effect of change in accounting principles, net of taxes	—	—	2	—	2

Net income	$822	$974	$1,071	$(2,045)	$822

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2004
Cash flows from operating activities:
Net income	$939	$1,100	$1,158	$(2,258)	$939
Equity in earnings of subsidiaries, net of taxes	(1,100)	(1,158)	—	2,258	—
Other adjustments and changes	(27)	(8)	1,314	—	1,279

Net cash provided by (used in) operating activities	(188)	(66)	2,472	—	2,218

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(130)	—	(130)
Capital expenditures	—	—	(1,258)	—	(1,258)
Proceeds from divestitures of businesses, net of cash divested, and other asset sales	—	—	96	—	96
Net receipts from restricted trust and escrow accounts and other	—	5	424	—	429

Net cash used in investing activities	—	5	(868)	—	(863)

Cash flows from financing activities:
New borrowings	346	—	69	—	415
Debt repayments	(518)	(150)	(133)	—	(801)
Common stock repurchases	(496)	—	—	—	(496)
Cash dividends	(432)	—	—	—	(432)
Exercise of common stock options and warrants	193	—	—	—	193
Minority interest distributions paid and other	(7)	—	(2)	—	(9)
(Increase) decrease in intercompany and investments, net	1,254	211	(1,472)	7	—

Net cash provided by (used in) financing activities	340	61	(1,538)	7	(1,130)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase in cash and cash equivalents	152	—	67	7	226
Cash and cash equivalents at beginning of period	224	—	—	(7)	217

Cash and cash equivalents at end of period	$376	$—	$67	$—	$443

Year Ended December 31, 2003
Cash flows from operating activities:
Net income	$630	$783	$863	$(1,646)	$630
Equity in earnings of subsidiaries, net of taxes	(783)	(863)	—	1,646	—
Other adjustments and changes	68	1	1,227	—	1,296

Net cash provided by (used in) operating activities	(85)	(79)	2,090	—	1,926

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(337)	—	(337)
Capital expenditures	—	—	(1,200)	—	(1,200)
Proceeds from divestitures of businesses, net of cash divested, and other asset sales	—	—	74	—	74
Net receipts from restricted trust and escrow accounts and other	—	—	379	—	379

Net cash used in investing activities	—	—	(1,084)	—	(1,084)

Cash flows from financing activities:
New borrowings	23	—	84	—	107
Debt repayments	—	(436)	(127)	—	(563)
Common stock repurchases	(550)	—	—	—	(550)
Cash dividends	(6)	—	—	—	(6)
Exercise of common stock options and warrants	52	—	—	—	52
Minority interest distributions paid and other	(4)	—	(22)	—	(26)
(Increase) decrease in intercompany and investments, net	478	515	(986)	(7)	—

Net cash provided by (used in) financing activities	(7)	79	(1,051)	(7)	(986)

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

Decrease in cash and cash equivalents	(92)	—	(43)	(7)	(142)
Cash and cash equivalents at beginning of period	316	—	43	—	359

Cash and cash equivalents at end of period	$224	$—	$—	$(7)	$217

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2002
Cash flows from operating activities:
Net income	$822	$974	$1,071	$(2,045)	$822
Equity in earnings of subsidiaries, net of taxes	(974)	(1,071)	—	2,045	—
Other adjustments and changes	56	15	1,260	—	1,331

Net cash provided by (used in) operating activities	(96)	(82)	2,331	—	2,153

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(162)	—	(162)
Capital expenditures	—	—	(1,287)	—	(1,287)
Proceeds from divestitures of businesses, net of cash divested, and other asset sales	—	—	175	—	175
Net receipts from restricted trust and escrow accounts and other	6	—	306	—	312

Net cash provided by (used in) investing activities	6	—	(968)	—	(962)

Cash flows from financing activities:
New borrowings	894	—	—	—	894
Debt repayments	(850)	(660)	(81)	—	(1,591)
Common stock repurchases	(982)	—	—	—	(982)
Cash dividends	(6)	—	—	—	(6)
Exercise of common stock options and warrants	27	—	—	—	27
Minority interest distributions paid and other	—	—	70	—	70
(Increase) decrease in intercompany and investments, net	566	742	(1,308)	—	—

Net cash provided by (used in) financing activities	(351)	82	(1,319)	—	(1,588)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Decrease in cash and cash equivalents	(441)	—	45	—	(396)
Cash and cash equivalents at beginning of period	757	—	(2)	—	755

Cash and cash equivalents at end of period	$316	$—	$43	$—	$359

23.	New Accounting Pronouncements (Unaudited)

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, that will change our accounting for stock-based awards in the future.

      SFAS No. 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:

(i) The modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share-based awards that remain unvested at the effective date; or

(ii) The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We currently plan to adopt SFAS No. 123(R) on July 1, 2005 using the modified prospective method. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a reduction to net income of approximately $57 million in 2004, $68 million in 2003 and $85 million in 2002. The impact of applying SFAS No. 123 to previous stock option grants is further summarized in Note 3. We currently expect the recognition of compensation expense for stock options issued and outstanding at December 31, 2004 to reduce our 2005 net income by approximately $20 million.

      SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce our net operating cash inflows and increase our net financing cash flows in periods after adoption. Excess tax benefits included as a component of operating cash inflows in 2004, 2003 and 2002 were $37 million, $9 million and $7 million, respectively. The impact that this change in reporting will have on future periods cannot be determined at this time because the benefit recognized is dependent upon attributes that vary for each option exercise.

      Additionally, as a result of both the changes in accounting for share-based payments and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, our Board of Directors has approved a substantial change in the form of awards to be made in 2005. In January 2005, we granted approximately 715,000 restricted stock units and approximately 765,000 performance share units to selected participants under our 2004 Stock Incentive Plan. The restricted stock units will vest ratably over a four-year period. Compensation expense associated with these restricted stock units will be recognized on a straight-line basis over the vesting period. The performance share units will be paid in shares of common stock on the third anniversary of the date of grant. The number of common shares issued upon the vesting of the performance share units will be proportional to the percentage of the target performance criteria achieved. Compensation expense associated with these performance share units will be recognized ratably over the vesting period based on our expectations for achieving the defined performance criteria. We do not currently plan to make stock option awards a material component of our long-term incentive plan in the future.

24.	Subsequent Event

      During January of 2005, we sold one of our landfills located in Ontario, Canada. As of December 31, 2004, the net assets associated with this landfill are classified as held for sale and are included as other current assets in our balance sheet. The divestiture was required by a Divestiture Order from the Canadian Competition Tribunal. Proceeds from the divestiture were approximately $89 million. We realized a net of tax gain of approximately $29 million as a result of this divestiture.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

Effectiveness of Controls and Procedures

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

Internal Controls Over Financial Reporting

      Management’s report on our internal controls over financial reporting can be found in Item 8 of this report. The Independent Registered Public Accounting Firm’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting can also be found in Item 8 of this report.

Item 9B.     Other Information

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      The information required by this Item with respect to directors, executive officers and section 16 reporting is incorporated by reference to “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be held May 13, 2005.

      We have adopted a code of ethics that applies to our CEO, CFO and Chief Accounting Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Conduct,” is posted on our website at http://www.wm.com under the caption “Ethics and Diversity.”

Item 11.	Executive Compensation.

      The information required by this Item is set forth under the caption “Executive Compensation” in the 2005 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information relating to the security ownership of certain beneficial owners required by this Item is incorporated by reference to “Director and Officer Stock Ownership” in the 2005 Proxy Statement.

      The following table provides information as of December 31, 2004 about the number of shares to be issued upon vesting or exercise of equity awards, including options, warrants and deferred stock units, as well as the number of shares remaining available for issuance under our equity compensation plan.

			Number of securities
	Number of securities to	Weighted-average	remaining available
	be issued upon exercise	exercise price of	for future issuance
	of outstanding options,	outstanding options,	under equity
Plan Category(a)	warrants and rights	warrants and rights(e)	compensation plans

Equity compensation plans approved by security holders(b)	37,700,296 (d)	$26.91	25,752,620 (f)
Equity compensation plans not approved by security holders(c)	2,212,253	$27.21	495,751 (g)

Total	39,912,549	$26.93	26,248,371

(a)	In prior years, we acquired several companies pursuant to which we assumed their outstanding options and warrants, which were converted into the right to purchase shares of our Common Stock. We have excluded from the table above options and warrants to purchase 4,063,431 shares of our common stock, at a weighted-average exercise price of $33.71, that were originally granted under equity compensation plans or individual arrangements that we assumed in connection with our acquisition of other companies. No additional options, warrants or other rights can be granted under any of these assumed plans.

(b)	Plans approved by stockholders include our Employee Stock Purchase Plan, 1993 Stock Incentive Plan, 2000 Stock Incentive Plan, 1996 Non-Employee Director’s Plan and 2004 Stock Incentive Plan.

(c)	Includes our 2000 Broad-Based Employee Plan and 2003 Directors’ Deferred Compensation Plan. Also includes individual arrangements under which warrants to purchase our common stock were issued. No options under the Broad-Based Employee Plan are held by, or may be issued to, any of our directors or executive officers. The Broad-Based Employee Plan allows for the granting of stock options, appreciation rights and stock bonuses to employees on such terms and conditions as the Compensation Committee may decide; provided, that the exercise price of options may not be less than 100% of the fair market value of the stock on the date of grant, and all options expire ten years from the date of grant. The 2003 Directors’ Deferred Compensation Plan provides for a portion of the directors’ compensation to be paid in shares of common stock in lieu of cash and also allows the directors to elect to defer the remaining portion of their compensation by receiving shares in lieu of cash. The number of shares issuable to the directors is valued as of the date the directors would otherwise receive cash compensation, based on the fair market value of the common stock as of such day, and is issued following the termination of the directors’ service on the board. The warrants were issued as compensation for goods and services between 1994 and 1997 and expire through 2007.

(d)	Excludes purchase rights accruing under our Employee Stock Purchase Plan. Under the plan, eligible employees may purchase shares of our common stock on the last business days of each June and December at a purchase price equal to 85% of the lesser of the closing price of our common stock on January 1st and June 30th for the first purchase period and July 1st and December 31st for the second purchase period.

(e)	Weighted average exercise price of outstanding options and warrants; excludes rights issued under the 2003 Directors’ Deferred Compensation Plan and purchase rights under the Employee Stock Purchase Plan.

(f)	Includes the stockholder approved reserves as of December 31, 2004 of 838,469 shares that may be issued under the Employee Stock Purchase Plan and 25,034,152 that may be issued under the 2004 Stock Incentive Plan. No additional shares may be issued under the 1993 Stock Incentive Plan, as that plan expired in May 2003. Additionally, upon approval by stockholders of the 2004 Stock Incentive Plan, all shares available under the 2000 Stock Incentive Plan and the 1996 Non-Employee Director’s Plan became available for issuance under the 2004 Stock Incentive Plan.

(g)	Includes 42,689 shares remaining available for issuance under the 2000 Broad-Based Employee Plan and 453,062 shares remaining available for issuance under the 2003 Directors’ Deferred Compensation Plan.

Item 13.	Certain Relationships and Related Transactions.

      The information required by this Item is set forth under the caption “Related Party Transactions” in the 2005 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

      The information required by this Item is set forth under the caption “Principal Accounting Fees and Services” in the 2005 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(a)(2)	Consolidated Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

      All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(b)	Exhibits:

Exhibit No.*		Description

3.1	—	Second Amended and Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2002].
3.2	—	Bylaws effective as of November 11, 2004.
4.1	—	Specimen Stock Certificate [Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2	—	Indenture for Subordinated Debt Securities dated February 1, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].
4.3	—	Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].
10.1	—	2004 Stock Incentive Plan [Incorporated by reference to Appendix C-1 to the Proxy Statement for the 2004 Annual Meeting of Stockholders].
10.2	—	2005 Annual Incentive Plan [Incorporated by reference to Appendix D-1 to the Proxy Statement for the 2004 Annual Meeting of Stockholders].
10.3	—	1997 Employee Stock Purchase Plan [Incorporated by reference to Appendix C to the Proxy Statement for the 2000 Annual Meeting of Stockholders].
10.4	—	Waste Management, Inc. Retirement Savings Restoration Plan [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002].
10.5	—	$2.4 Billion Revolving Credit Agreement dated as of October 15, 2004, by and among Waste Management, Inc., Waste Management Holdings, Inc. and Certain Banks and Citibank, N.A. as Administrative Agent, JPMorgan Chase Bank and Bank of America, N.A. as Syndication Agents and Barclays Bank PLC and Deutsche Bank AG as Documentation Agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC as Lead Arrangers and Book Managers. [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004].
10.6	—	Ten-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003].
10.7	—	Five-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2003].
10.8	—	Seven-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003].
10.9	—	Reimbursement Agreement between the Company and Oakmont Asset Trust, dated as of December 22, 2003. [Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2003].
10.10	—	Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan.

Exhibit No.*		Description

10.11	—	Form of Performance Share Unit Award Agreement under the 2004 Stock Incentive Plan.
10.12	—	2003 Waste Management, Inc. Directors Deferred Compensation Plan [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2003].
10.13	—	Employment Agreement between the Company and Cherie C. Rice, dated July 11, 1998 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004].
10.14	—	Employment Agreement between the Company and Greg A. Robertson, dated August 1, 2003 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004].
10.15	—	Employment Agreement between the Company and Lawrence O’Donnell III, dated January 21, 2000 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000].
10.16	—	Employment Agreement between the Company and Lynn M. Caddell, dated March 12, 2004 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004].
10.17	—	Employment Agreement between the Company and Robert A. Damico, dated December 17, 1998 [Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 1999].
10.18	—	Employment Agreement between the Company and Duane C. Woods, dated October 20, 2004 [Incorporated by reference to Form 8-K dated October 20, 2004].
10.19	—	Employment Agreement between the Company and David R. Hopkins, dated March 30, 2000 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000].
10.20	—	Employment Agreement between the Company and David Steiner, dated as of May 6, 2002 [Incorporated by reference to Exhibits 10.1 to Form 10-Q for the quarter ended March 31, 2002].
10.21	—	Employment Agreement between the Company and James E. Trevathan, dated as of June 1, 2000. [Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2000].
10.22	—	Employment Agreement between the Company and Charles E. Williams, dated as of June 1, 2000. [Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2000].
10.23	—	Employment Agreement between the Company and Domenic Pio, dated as of April 1, 2001 [Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2001].
10.24	—	Employment Agreement between the Company and Richard T. Felago, dated as of May 14, 2001 [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2001].
10.25	—	Employment Agreement between the Company and Robert G. Simpson, dated as of October 20, 2004 [Incorporated by reference to Form 8-K dated October 20, 2004].
10.26	—	Employment Agreement between the Company and Barry H. Caldwell, dated as of September 23, 2002 [Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].
10.27	—	Employment Agreement between Recycle America Alliance, L.L.C and Steve Raigel, dated as of March 30, 2003 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003].
10.28	—	Employment Agreement between the Company and Rick L Wittenbraker, dated as of November 10, 2003 [Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2003].
10.29	—	Employment Agreement between the Company and Jimmy D. LaValley, dated as of January 21, 2004 [Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2003].
10.30	—	Employment Agreement and First Amendment to Employment Agreement between Wheelabrator Technologies Inc. and Drennan Lowell, dated as of July 2002.
10.31	—	2000 Broad-Based Employee Plan [Incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 1999].
12.1	—	Computation of Ratio of Earnings to Fixed Charges.
21.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of Independent Registered Public Accounting Firm.
31.1	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended of David P. Steiner, Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.

*	In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the Company’s file number under that Act is 1-12154.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ DAVID P. STEINER

David P. Steiner
Chief Executive Officer and Director

Date: February 17, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DAVID P. STEINER David P. Steiner	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2005

/s/ ROBERT G. SIMPSON Robert G. Simpson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2005

/s/ GREG A. ROBERTSON Greg A. Robertson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2005

/s/ PASTORA SAN JUAN CAFFERTY Pastora San Juan Cafferty	Director	February 17, 2005

/s/ FRANK M. CLARK Frank M. Clark	Director	February 17, 2005

/s/ ROBERT S. MILLER Robert S. Miller	Director	February 17, 2005

/s/ JOHN C. POPE John C. Pope	Chairman of the Board and Director	February 17, 2005

/s/ W. ROBERT REUM W. Robert Reum	Director	February 17, 2005

/s/ STEVEN G. ROTHMEIER Steven G. Rothmeier	Director	February 17, 2005

/s/ CARL W. VOGT Carl W. Vogt	Director	February 17, 2005

/s/ THOMAS H. WEIDEMEYER Thomas H. Weidemeyer	Director	February 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Waste Management, Inc.

We have audited the consolidated financial statements of Waste Management, Inc. (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated February 16, 2005 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Houston, Texas

February 16, 2005

WASTE MANAGEMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

			Accounts
	Balance	Charged	Written		Balance
	Beginning	(Credited)	Off/Use of		End of
	of Year	to Income	Reserve	Other(A)	Year

2002 — Reserves for doubtful accounts(B)	$94	$67	$(83)	$—	$78
2003 — Reserves for doubtful accounts(B)	$78	$45	$(49)	$1	$75
2004 — Reserves for doubtful accounts(B)	$75	$47	$(60)	$—	$62
2002 — Merger and restructuring accruals(C)	$7	$38	$(35)	$—	$10
2003 — Merger and restructuring accruals(C)	$10	$44	$(37)	$(6)	$11
2004 — Merger and restructuring accruals(C)	$11	$(1)	$(9)	$—	$1
2002 — Reserve for major maintenance expenditures(D)	$52	$10	$(14)	$—	$48
2003 — Reserve for major maintenance expenditures(D)	$48	$(48)	$—	$—	$—
2004 — Reserve for major maintenance expenditures(D)	$—	$—	$—	$—	$—

(A)	Reserves for doubtful accounts related to purchase business combinations, reserves associated with dispositions of businesses, reserves reclassified to operations held for sale, and reclasses among reserve accounts.

(B)	Includes reserves for doubtful accounts receivable and long-term notes receivable.

(C)	Accruals are included in accrued liabilities and other liabilities. These accruals represent transaction or deal costs, employee severance, separation, and transitional costs.

(D)	For major maintenance expenditures at the Company’s waste-to-energy and independent power production facilities. Policy changed in January 2003 to a method of expensing expenditures as incurred. See Note 2 of the consolidated financial statements.

INDEX TO EXHIBITS

Exhibit No.*		Description

3.1	—	Second Amended and Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2002].
3.2	—	Bylaws effective as of November 11, 2004.
4.1	—	Specimen Stock Certificate [Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2	—	Indenture for Subordinated Debt Securities dated February 1, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].
4.3	—	Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].
10.1	—	2004 Stock Incentive Plan [Incorporated by reference to Appendix C-1 to the Proxy Statement for the 2004 Annual Meeting of Stockholders].
10.2	—	2005 Annual Incentive Plan [Incorporated by reference to Appendix D-1 to the Proxy Statement for the 2004 Annual Meeting of Stockholders].
10.3	—	1997 Employee Stock Purchase Plan [Incorporated by reference to Appendix C to the Proxy Statement for the 2000 Annual Meeting of Stockholders].
10.4	—	Waste Management, Inc. Retirement Savings Restoration Plan [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002].
10.5	—	$2.4 Billion Revolving Credit Agreement dated as of October 15, 2004, by and among Waste Management, Inc., Waste Management Holdings, Inc. and Certain Banks and Citibank, N.A. as Administrative Agent, JPMorgan Chase Bank and Bank of America, N.A. as Syndication Agents and Barclays Bank PLC and Deutsche Bank AG as Documentation Agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC as Lead Arrangers and Book Managers. [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004].
10.6	—	Ten-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003].
10.7	—	Five-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2003].
10.8	—	Seven-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003].
10.9	—	Reimbursement Agreement between the Company and Oakmont Asset Trust, dated as of December 22, 2003. [Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2003].
10.10	—	Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan.
10.11	—	Form of Performance Share Unit Award Agreement under the 2004 Stock Incentive Plan.
10.12	—	2003 Waste Management, Inc. Directors Deferred Compensation Plan [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2003].
10.13	—	Employment Agreement between the Company and Cherie C. Rice, dated July 11, 1998 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004].
10.14	—	Employment Agreement between the Company and Greg A. Robertson, dated August 1, 2003 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004].
10.15	—	Employment Agreement between the Company and Lawrence O’Donnell III, dated January 21, 2000 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000].
10.16	—	Employment Agreement between the Company and Lynn M. Caddell, dated March 12, 2004 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004].
10.17	—	Employment Agreement between the Company and Robert A. Damico, dated December 17, 1998 [Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 1999].
10.18	—	Employment Agreement between the Company and Duane C. Woods, dated October 20, 2004 [Incorporated by reference to Form 8-K dated October 20, 2004].
10.19	—	Employment Agreement between the Company and David R. Hopkins, dated March 30, 2000 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000].
10.20	—	Employment Agreement between the Company and David Steiner, dated as of May 6, 2002 [Incorporated by reference to Exhibits 10.1 to Form 10-Q for the quarter ended March 31, 2002].

Exhibit No.*		Description

10.21	—	Employment Agreement between the Company and James E. Trevathan, dated as of June 1, 2000. [Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2000].
10.22	—	Employment Agreement between the Company and Charles E. Williams, dated as of June 1, 2000. [Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2000].
10.23	—	Employment Agreement between the Company and Domenic Pio, dated as of April 1, 2001 [Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2001].
10.24	—	Employment Agreement between the Company and Richard T. Felago, dated as of May 14, 2001 [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2001].
10.25	—	Employment Agreement between the Company and Robert G. Simpson, dated as of October 20, 2004 [Incorporated by reference to Form 8-K dated October 20, 2004].
10.26	—	Employment Agreement between the Company and Barry H. Caldwell, dated as of September 23, 2002 [Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].
10.27	—	Employment Agreement between Recycle America Alliance, L.L.C and Steve Raigel, dated as of March 30, 2003 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003].
10.28	—	Employment Agreement between the Company and Rick L Wittenbraker, dated as of November 10, 2003 [Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2003].
10.29	—	Employment Agreement between the Company and Jimmy D. LaValley, dated as of January 21, 2004 [Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2003].
10.30	—	Employment Agreement and First Amendment to Employment Agreement between Wheelabrator Technologies Inc. and Drennan Lowell, dated as of July 2002.
10.31	—	2000 Broad-Based Employee Plan [Incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 1999].
12.1	—	Computation of Ratio of Earnings to Fixed Charges.
21.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of Independent Registered Public Accounting Firm.
31.1	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended of David P. Steiner, Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson,, Senior Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.

*	In the case of incorporation by reference to documents filed under the Securities Exchange Act of 1934, the Company’s file number under that Act is 1-12154.