Form 10-Q
period 2005-03-31
WASTE MANAGEMENT INC
filed 2005-04-28
CIK 823768

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.)     Yes ☑          No ☐
      The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 25, 2005 was 568,049,322 (excluding treasury shares of 62,233,139).

PART I.

ITEM 1.	Financial Statements.
WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)
ASSETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
Current assets:
Cash and cash equivalents	$441	$424
Accounts receivable, net of allowance for doubtful accounts of $61 for both periods	1,598	1,717
Notes and other receivables	236	232
Parts and supplies	92	90
Deferred income taxes	55	58
Prepaid expenses and other assets	260	298

Total current assets	2,682	2,819
Property and equipment, net of accumulated depreciation and amortization of $10,979 and $10,827, respectively	11,378	11,476
Goodwill	5,340	5,301
Other intangible assets, net	157	152
Other assets	1,101	1,157

Total assets	$20,658	$20,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$588	$772
Accrued liabilities	1,648	1,586
Deferred revenues	463	463
Current portion of long-term debt	319	384

Total current liabilities	3,018	3,205
Long-term debt, less current portion	8,067	8,182
Deferred income taxes	1,392	1,380
Landfill and environmental remediation liabilities	1,157	1,141
Other liabilities	792	744

Total liabilities	14,426	14,652

Minority interest in subsidiaries and variable interest entities	289	282

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,480	4,481
Retained earnings	3,040	3,004
Accumulated other comprehensive income	67	69
Restricted stock unearned compensation	(3)	(4)
Treasury stock at cost, 62,025,457 and 60,069,777 shares, respectively	(1,647)	(1,585)

Total stockholders’ equity	5,943	5,971

Total liabilities and stockholders’ equity	$20,658	$20,905

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Operating revenues	$3,038	$2,896

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	2,044	1,920
Selling, general and administrative	330	316
Depreciation and amortization	321	325
Asset impairments and unusual items	(23)	(9)

	2,672	2,552

Income from operations	366	344

Other income (expense):
Interest expense	(116)	(113)
Interest income	6	3
Equity in net losses of unconsolidated entities	(26)	(19)
Minority interest	(10)	(7)
Other, net	—	(2)

	(146)	(138)

Income before income taxes and cumulative effect of change in accounting principle	220	206
Provision for income taxes	70	62

Income before cumulative effect of change in accounting principle	150	144
Cumulative effect of change in accounting principle, net of income tax expense of $5 for 2004	—	8

Net income	$150	$152

Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$0.26	$0.25
Cumulative effect of change in accounting principle	—	0.01

Net income	$0.26	$0.26

Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$0.26	$0.25
Cumulative effect of change in accounting principle	—	0.01

Net income	$0.26	$0.26

Cash dividends per common share	$0.20	$0.19

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Cash flows from operating activities:
Net income	$150	$152
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(8)
Provision for bad debts	14	13
Depreciation and amortization	321	325
Deferred income tax provision	9	39
Minority interest	10	7
Equity in net losses of unconsolidated entities, net of distributions	17	15
Net gain on disposal of assets	(1)	(6)
Effect of asset impairments and unusual items	(23)	(9)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	99	51
Prepaid expenses and other current assets	(19)	(30)
Other assets	(6)	(6)
Accounts payable and accrued liabilities	(67)	(78)
Deferred revenues and other liabilities	4	5

Net cash provided by operating activities	508	470

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(87)	(73)
Capital expenditures	(185)	(181)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	97	22
Purchases of short-term investments	(86)	(431)
Proceeds from sales of short-term investments	96	84
Net receipts from restricted trust and escrow accounts	53	78
Other, net	(9)	—

Net cash used in investing activities	(121)	(501)

Cash flows from financing activities:
New borrowings	—	347
Debt repayments	(118)	(9)
Common stock repurchases	(99)	(24)
Cash dividends	(114)	(109)
Exercise of common stock options and warrants	26	48
Minority interest distributions paid	(3)	(14)
Other, net	(64)	(32)

Net cash provided by (used in) financing activities	(372)	207

Effect of exchange rate changes on cash and cash equivalents	2	—

Increase in cash and cash equivalents	17	176
Cash and cash equivalents at beginning of period	424	217

Cash and cash equivalents at end of period	$441	$393

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated	Restricted
	Common Stock		Additional		Other	Stock	Treasury Stock
			Paid-In	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Shares	Amount

Balance, December 31, 2003	630,282	$6	$4,501	$2,497	$(14)	$—	(54,164)	$(1,388)
Net income	—	—	—	939	—	—	—	—
Cash dividends	—	—	—	(432)	—	—	—	—
Common stock issued upon exercise of stock options and warrants and grants of restricted stock, including tax benefit of $37	—	—	(23)	—	—	(5)	10,019	259
Earned compensation related to restricted stock	—	—	—	—	—	1	—	—
Common stock repurchases	—	—	—	—	—	—	(16,541)	(472)
Unrealized loss resulting from changes in fair values of derivative instruments, net of tax benefit of $11	—	—	—	—	(17)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $6	—	—	—	—	10	—	—	—
Unrealized gain on marketable securities, net of taxes of $2	—	—	—	—	2	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	88	—	—	—
Other	—	—	3	—	—	—	616	16

Balance, December 31, 2004	630,282	6	4,481	3,004	69	(4)	(60,070)	(1,585)

Net income	—	—	—	150	—	—	—	—
Cash dividends	—	—	—	(114)	—	—	—	—
Common stock issued upon exercise of stock options and warrants and grants of restricted stock, including tax benefit of $4	—	—	(3)	—	—	—	1,204	32
Earned compensation related to restricted stock	—	—	—	—	—	1	—	—
Common stock repurchases	—	—	—	—	—	—	(3,472)	(102)
Unrealized gain resulting from changes in fair values of derivative instruments, net of taxes of $4	—	—	—	—	6	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $1	—	—	—	—	2	—	—	—
Unrealized loss on marketable securities, net of taxes of $0	—	—	—	—	(1)	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	(9)	—	—	—
Other	—	—	2	—	—	—	313	8

Balance, March 31, 2005	630,282	$6	$4,480	$3,040	$67	$(3)	(62,025)	$(1,647)

See notes to condensed consolidated financial statements.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      The condensed financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation, our majority-owned subsidiaries and certain variable interest entities for which we have determined that we are the primary beneficiary. Waste Management, Inc. is a holding company that conducts all of its operations through its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc. and all of its consolidated subsidiaries. When we use the term “WMI,” we are referring only to the parent holding company.
      WMI was incorporated in Oklahoma in 1987 under the name “USA Waste Services, Inc.” and was reincorporated as a Delaware company in 1995. In a 1998 merger, the Illinois-based waste services company formerly known as Waste Management, Inc. became a wholly-owned subsidiary of WMI and changed its name to Waste Management Holdings, Inc. (“WM Holdings”). At the same time, our parent holding company changed its name from USA Waste Services to Waste Management, Inc. Like WMI, WM Holdings is a holding company that conducts all of its operations through it subsidiaries. For more detail on the financial position, results of operations and cash flows of WMI, WM Holdings and their subsidiaries, see Note 11.
      The condensed consolidated financial statements as of and for the three months ended March 31, 2005 are unaudited. In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
      Accounting changes — On March 31, 2004, the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), became applicable to non-special purpose type variable interest entities created on or before January 31, 2003. Our application of FIN 46 to this type of entity resulted in the consolidation of certain trusts established to support the performance of closure, post-closure and environmental remediation activities. On March 31, 2004, we recorded an increase in our net assets and a credit to cumulative effect of change in accounting principle of $8 million, net of taxes, to consolidate these variable interest entities. The consolidation of these trusts has not had, nor is it expected to have, a material effect on our financial position, results of operations or cash flows.
      Reclassifications — The following discussion provides information about changes in our accounting and reporting that have resulted in reclassifications of prior year amounts:

•	We increased both our cash and cash equivalents and accounts payable balances at March 31, 2004 and December 31, 2003 by $51 million and $82 million, respectively, upon identifying certain cash accounts with negative balances and no legal right of offset. Within our three months ended March 31, 2004 statement of cash flows, the related changes in our accounts payable have been treated as a component of cash used in financing activities — other.

•	During the first quarter of 2004, we began making investments in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reset dates. Through December 31, 2004, we included these investments in cash and cash equivalents. As a result of recent guidance associated with these types of securities, we determined that these investments were more appropriately classified as short-term investments. Accordingly, we decreased our cash and cash equivalents and increased our prepaid expenses and other current assets by $19 million at December 31, 2004 and $347 million at March 31, 2004. Our gross purchases and sales of these investments have been reflected within investing activities in our statements of cash flows. Additionally, in our 2004 statement of cash flows, relatively insignificant purchases and sales of other short-term investments were included on a net basis within investing activities — other. This additional activity has also been reflected within purchases and sales of short-term investments in the accompanying statements of cash flows.

2.	Landfill and Environmental Remediation Liabilities

Landfill
      We have material financial commitments with respect to asset retirement obligations at our landfills. The activities for which these obligations were established include the following:

•	Final capping — Involves the installation of flexible membrane and geosynthetic clay liners, drainage equipment and compacted soil layers and topsoil over areas of a landfill where total airspace capacity has been consumed. Final capping asset retirement obligations are recorded on a units-of-consumption basis as airspace associated with each discrete capping event is consumed with a corresponding increase in the landfill asset.

•	Closure — Includes the construction of the final portion of methane gas collection systems (when required), demobilization and routine maintenance costs. These are costs incurred after the site ceases to accept waste, but before the landfill is certified as closed by the applicable state regulatory agency. These costs are accrued as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset.

•	Post-closure — Once a landfill is certified closed by the applicable state regulatory agency, we are required to maintain and monitor the site for a period that is generally 30 years. These maintenance and monitoring costs are accrued as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset.
      We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value under the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques. In general, we contract with third parties to fulfill our obligations for final capping, closure and post-closure. Therefore, we have access to quoted and actual prices paid for similar work on which to base the fair value of these obligations. We are required to recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves. In those instances where we perform the work with internal resources, the added profit margin is recognized as a component of operating income when earned.
      Additionally, an estimate of fair value should also include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when using discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In the waste industry, there is generally not a market for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, we do not believe that it is possible to develop a methodology to reliably estimate a market risk premium and have, therefore, excluded any such market risk premium from our determination of expected cash flows for landfill asset retirement obligations.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the three months ended March 31, 2005 and 2004, we have inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to that individual asset retirement obligation. The weighted-average rate applicable to our asset retirement obligations at March 31, 2005 is between 6.00% and 7.25%, the range of the rates effective since adopting SFAS No. 143 in 2003.
      We record the estimated fair value of final capping, closure and post-closure liabilities for our landfills based on the capacity consumed through the current period. We assess the appropriateness of our recorded balances annually, unless there are indications that a more frequent review is appropriate. Significant changes in inflation rates or the estimated cost, timing or extent of future final capping, closure and post-closure activities typically result in both (i) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset) based on the landfill’s capacity consumed to date and (ii) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our amortization policy, which would generally result in amortization expense being recognized prospectively over the remaining capacity of the final capping event or the landfill, as appropriate. Changes in such estimates associated with airspace that has been fully utilized result in an adjustment to the recorded liability and a corresponding adjustment to landfill airspace amortization expense.
      Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in operating costs and expenses on the income statement.
      In the United States, the final capping, closure and post-closure requirements are established by the Environmental Protection Agency (“EPA”) and applied on a state-by-state basis. The costs to comply with these requirements could change materially as a result of future legislation or regulation.

Environmental Remediation
      We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on applicable estimates and assumptions. There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $170 million higher on a discounted basis than the $322 million recorded in the condensed consolidated financial statements as of March 31, 2005.
      Through March 31, 2005, we had been notified that we are a potentially responsible party (“PRP”) in connection with 71 locations listed on the EPA’s National Priorities List (“NPL”). Of the 71 sites at which claims have been made against us, 16 are sites we own that were initially developed by others as land disposal facilities. At each of the 16 owned facilities, we are working in conjunction with the government to characterize or remediate identified site problems. In addition, at these 16 owned facilities, we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at, or near, the time that we make the remedial expenditures. The 55 NPL sites at which claims have been made against us and that we do not own are at different procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amended, which is known as CERCLA or Superfund. At some of these sites, our liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At other sites, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain. Any of these matters could potentially have a material adverse effect on our consolidated financial statements.
      Estimating our degree of responsibility for remediation of a particular site is inherently difficult and determining the method and ultimate cost of remediation requires that a number of assumptions be made. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities that could be material. Additionally, our ongoing review of our remediation liabilities could result in revisions that could cause upward or downward adjustments to operating costs and expenses. These adjustments could be material in any given period.
      Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (by 2.5% at March 31, 2005 and December 31, 2004) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for United States Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation (4.25% at both March 31, 2005 and December 31, 2004). We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs and expenses.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Statement Impact of Landfill and Environmental Remediation Obligations
      Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2005			December 31, 2004

		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$102	$63	$165	$100	$62	$162
Long-term	898	259	1,157	879	262	1,141

	$1,000	$322	$1,322	$979	$324	$1,303

      The changes to landfill and environmental remediation liabilities for the three months ended March 31, 2005 and the year ended December 31, 2004 are reflected in the tables below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2003	$958	$332
Obligations incurred and capitalized	61	—
Obligations settled	(83)	(31)
Interest accretion	64	11
Revisions in estimates	(18)	8
Acquisitions, divestitures and other adjustments	(3)	4

December 31, 2004	979	324
Obligations incurred and capitalized	13	—
Obligations settled	(6)	(6)
Interest accretion	16	2
Revisions in estimates	(1)	2
Acquisitions, divestitures and other adjustments	(1)	—

March 31, 2005	$1,000	$322

      At several of our landfills, we provide financial assurance by depositing cash into escrow accounts or trust funds that are legally restricted for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $213 million at March 31, 2005, and is primarily included as other long-term assets in our condensed consolidated balance sheet. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iii) acquisitions or divestitures of landfills; and (iv) changes in the fair value of the underlying financial instruments.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Debt and Financial Covenants

Debt
      The following table summarizes the major components of debt at each balance sheet date (in millions):

	March 31,	December 31,
	2005	2004

Revolving credit facility	$—	$—
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.00% to 8.75% (weighted average interest rate of 7.0% at March 31, 2005 and at December 31, 2004)(a)	5,282	5,344
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 2.1% to 7.4% (weighted average interest rate of 3.6% at March 31, 2005 and at December 31, 2004)	2,045	2,047
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 2.3% to 9.3% (weighted average interest rate of 5.2% at March 31, 2005 and at December 31, 2004)	496	496
5.75% convertible subordinated notes due 2005(b)	—	35
Capital leases and other, maturing through 2027, interest rates up to 12%	563	644

	8,386	8,566
Less current portion	319	384

	$8,067	$8,182

a)	There has been a $62 million decrease in the carrying value of our senior notes from December 31, 2004 as a result of hedge accounting for our interest rate derivatives.

b)	Our 5.75% convertible subordinated notes were paid with cash on hand at maturity on January 24, 2005.

Financial Covenants
      Our revolving credit facility and certain other financing agreements contain financial covenants. The most restrictive of these financial covenants are contained in our revolving credit facility. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the revolving credit facility:

	Requirement	March 31,	December 31,
Covenant	per Facility	2005	2004

Interest coverage ratio	>2.75 to 1	3.6 to 1	3.5 to 1
Total debt to EBITDA	<3.5 to 1	2.7 to 1	2.8 to 1

4.	Income Taxes and Unremitted Earnings in Foreign Subsidiaries

Income Taxes
      The current tax obligations associated with the provision for income taxes recorded in the statements of operations are reflected in the accompanying condensed consolidated balance sheets as a component of accrued liabilities, and the deferred tax obligations are reflected in deferred income taxes. The difference in federal income taxes computed at the federal statutory rate and reported income taxes for both the three months ended March 31, 2005 and 2004 is primarily due to the favorable impact of non-conventional fuel tax credits offset in part by state and local income taxes. We continue to evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The favorable impact of non-conventional fuel tax credits has been derived from our landfills and our investments in two coal-based, synthetic fuel production facilities (the “Facilities”), which are discussed in more detail below. The fuel generated from our landfills and the Facilities qualifies for tax credits through 2007 pursuant to section 29 of the Internal Revenue Code, and may be phased-out when the price of oil exceeds a threshold annual average price determined by the U.S. Internal Revenue Service.
      In the first and second quarters of 2004, we acquired minority ownership interests in the Facilities, which result in the recognition of our pro-rata share of the Facilities’ losses, the amortization of our initial investments and other estimated obligations being recorded as equity in losses of unconsolidated entities within our statement of operations. Our equity in losses associated with these transactions was $28 million for the three months ended March 31, 2005 and $19 million for the three months ended March 31, 2004. We also recognized interest expense related to these investments of $2 million during both the three months ended March 31, 2005 and the three months ended March 31, 2004. These impacts would not have been incurred if we had not acquired the minority ownership interest in the Facilities, and if the tax credits generated by the Facilities were no longer allowable under Section 29 of the Internal Revenue Code, we would no longer incur these losses.
      The tax benefits that we realize as a result of our investments in the Facilities have been reflected as a reduction to our provision for income taxes. This resulted in a decrease in our tax provision of $29 million (including $17 million of tax credits) for the three months ended March 31, 2005 and $19 million (including $11 million of tax credits) for the three months ended March 31, 2004. On an annual basis, we expect the reduction in our tax provision attributable to the Facilities to more than offset the equity losses and interest expense recognized during the year.

Unremitted Earnings in Foreign Subsidiaries
      On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) became law. A provision of the Act allows companies a one-time decrease in U.S. federal taxes on certain repatriated earnings. We may elect to apply this provision to qualifying earnings repatriations made during the reporting period ending December 31, 2005. We are currently evaluating the potential impact of this legislation, including assessing the details of the Act and analyzing the funds available for repatriation. However, given the preliminary status of the evaluation, we do not expect to be able to complete the analysis until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. We currently expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. Currently, the range of possible amounts that we are considering for repatriation under this provision is between zero and $500 million. The related potential range of income tax for such repatriation is between zero and $35 million.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income
      Comprehensive income represents all changes in our equity except for changes resulting from investments by, and distributions to, stockholders. Comprehensive income for the three months ended March 31, 2005 and March 31, 2004 was as follows (in millions):

	Three Months
	Ended March 31,

	2005	2004

Net income	$150	$152

Other comprehensive loss:
Unrealized gains (losses) resulting from changes in fair value of derivative instruments, net of taxes	6	(7)
Realized losses on derivative instruments reclassified into earnings, net of taxes	2	2
Unrealized gains (losses) on marketable securities, net of taxes	(1)	2
Translation adjustment of foreign currency statements	(9)	(11)

Other comprehensive loss	(2)	(14)

Comprehensive income	$148	$138

      The components of accumulated other comprehensive income were as follows (in millions):

	March 31,	December 31,
	2005	2004

Accumulated unrealized loss on derivative instruments, net of tax benefit	$(41)	$(49)
Accumulated unrealized gain on marketable securities, net of taxes	2	3
Cumulative translation adjustment of foreign currency statements	106	115

	$67	$69

6.	Earnings Per Share
      The following reconciles the number of common shares outstanding at March 31 of each year to the number of weighted average basic common shares outstanding and the number of weighted average diluted common shares outstanding for the purpose of calculating basic and diluted earnings per common share. The table also provides the number of shares of common stock potentially issuable at the end of each period and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (shares in millions):

	March 31,

	2005	2004

Number of common shares outstanding at end of period	568.3	579.7
Effect of using weighted average common shares outstanding	0.5	(2.4)

Weighted average basic common shares outstanding	568.8	577.3
Dilutive effect of equity-based compensation awards, warrants and other contingently issuable shares	4.0	5.5

Weighted average diluted common shares outstanding	572.8	582.8

Potentially issuable shares	42.0	54.7
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	7.5	19.5

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stock-Based Compensation, Common Stock Dividends and Common Stock Repurchases

Stock-Based Compensation
      Pursuant to our stock incentive plan, we have the ability to issue various forms of equity-based compensation on terms and conditions determined by the Compensation Committee of our Board of Directors. As a result of both the changes in accounting for share-based payments as discussed in Note 12 and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, our Board of Directors recently approved a substantial change in the form of awards that we grant.
      During the first quarter of 2005, we granted approximately 717,000 restricted stock units and approximately 770,000 performance share units to selected participants under our 2004 Stock Incentive Plan. The restricted stock units vest ratably over a four-year period. The restricted stock units continue to vest for the 36-month period following an employee’s retirement. The performance share units will be paid in shares of common stock based on the achievement of certain financial measures, after the end of a three-year performance period. The performance share units are payable to an employee who elects to retire as if that employee had remained employed until the end of the performance period. In prior years, stock option awards were the primary form of equity-based compensation. Currently, we do not have plans to include stock option awards as a component of our long-term incentive plans.
      We have accounted for our stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended. Pursuant to APB No. 25, we have not recognized compensation cost for our stock options because the number of shares potentially issuable and the exercise price, which is equal to the fair market value of the underlying stock on the date of grant, are fixed. Compensation expense associated with restricted stock and restricted stock units that continue to vest based on future employment is measured based on the grant-date fair value of our common stock and is recognized on a straight-line basis over the required employment period, which is generally the vesting period. Compensation expense associated with performance share units that continue to vest based on future performance is measured based on the fair-value of our common stock at each balance sheet date and recognized ratably over the performance period based on our expectations for achieving the defined performance criteria.
      Compensation expense included in reported net income associated with restricted stock, restricted stock units and performance share units for the three months ended March 31, 2005 was $6 million, or $4 million net of tax. Approximately $4 million, or $3 million net of tax, of the current quarter’s expense is associated with the recognition of compensation costs for restricted stock, restricted stock units and performance share units that were granted to employees who were eligible for retirement at the date of grant. As discussed above, the provisions of these awards provide for continued vesting upon retirement and, as a result, the future vesting is considered non-substantive and compensation expense must be recognized immediately. As restricted stock, restricted stock units and performance share units were not a significant component of our stock incentive plan in 2004, compensation costs included in reported net income for the three months ended March 31, 2004 were less than $100,000 net of tax.
      The following schedule reflects the pro forma impact on net income and earnings per common share of accounting for our equity-based compensation using SFAS No. 123, Accounting for Stock-Based Compensation,

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which would result in the recognition of compensation expense for the fair value of stock option grants (in millions, except per share amounts):

	Three Months Ended
	March 31,

	2005	2004

Reported net income	$150	$152
Less: compensation expense per SFAS No. 123, net of tax benefit	14	13

Pro forma net income	$136	$139

Basic earnings per common share:
Reported net income	$0.26	$0.26
Less: compensation expense per SFAS No. 123, net of tax benefit	0.02	0.02

Pro forma net income	$0.24	$0.24

Diluted earnings per common share:
Reported net income	$0.26	$0.26
Less: compensation expense per SFAS No. 123, net of tax benefit	0.02	0.02

Pro forma net income	$0.24	$0.24

      In accordance with SFAS No. 123 (revised 2004), Share Based Payment, and the Securities and Exchange Commission’s rule amending the compliance dates of the Statement, we will begin to recognize compensation expense for equity-based compensation using the fair value method in 2006, as discussed in Note 12.

Common Stock Dividends and Repurchases
      In October 2004, our Board of Directors approved a new capital allocation program that provides for up to $1.2 billion in aggregate dividend payments and share repurchases each year during 2005, 2006 and 2007. During the first quarter of 2005, aggregate dividend payments and share repurchases were $216 million.
      The Board of Directors has announced that it expects dividends to be $0.20 per share per quarter in 2005. On January 28, 2005, the Board declared our first quarter dividend under the program of $0.20 per share, which was paid on March 24, 2005 to stockholders of record as of March 1, 2005 for an aggregate of $114 million. In the first quarter of 2004, we paid a dividend of $0.1875 per share of common stock for an aggregate of $109 million. All future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, projected cash requirements and other factors the Board may deem relevant.
      During the three months ended March 31, 2005, we repurchased 3.5 million shares of common stock for $102 million, of which $3 million was settled in April 2005. No repurchases of common stock were made during the three months ended March 31, 2004. However, we did make a payment of $24 million in January 2004 to settle repurchases made in December 2003. Future share repurchases will be made at the discretion of management, and will depend on similar factors to those considered by the Board in making dividend declarations.

8.	Commitments and Contingencies
      Financial instruments — We have obtained letters of credit, performance bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, environmental remediation, and other obligations.
      Historically, our revolving credit facilities have been used to obtain letters of credit to support our bonding and financial assurance needs. We also have letter of credit and term loan agreements and a letter of credit facility to provide us with additional sources of capacity from which we may obtain letters of credit. We obtain surety bonds and insurance policies from an affiliated entity that we have an investment in and account for under the cost method.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additionally in 2003, we guaranteed the debt of a newly-formed surety company in order to assist in the establishment of that entity. We are the primary beneficiary of this entity and consolidate it under the provisions of FIN 46. The terms of this guarantee are further discussed within the Guarantees section of this note. We also obtain insurance from a wholly-owned insurance company, the sole business of which is to issue policies for the parent holding company and its other subsidiaries, to secure such performance obligations. In those instances where our use of captive insurance is not allowed, we generally have available alternative bonding mechanisms.
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
      For the 14 months ended January 1, 2000, we insured certain risks, including auto, general liability and workers’ compensation, with Reliance National Insurance Company, whose parent filed for bankruptcy in June 2001. In October 2001, the parent and certain of its subsidiaries, including Reliance National Insurance Company, were placed in liquidation. We believe that because of various state insurance guarantee funds and probable recoveries from the liquidation, currently estimated to be $26 million, it is unlikely that events relating to Reliance will have a material adverse impact on our financial statements.
      We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.
      Guarantees — We have entered into the following guarantee agreements associated with our operations:

•	As of March 31, 2005, WM Holdings one of WMI’s wholly-owned subsidiaries, has fully and unconditionally guaranteed WMI’s senior indebtedness that matures through 2032. WMI has fully and unconditionally guaranteed the senior indebtedness of WM Holdings that matures through 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 11 for further information.

•	WMI has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, WMI will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our consolidated balance sheets. See Note 3 for information related to the balances and maturities of our tax-exempt bonds.

•	We have guaranteed certain financial obligations of unconsolidated entities. The guarantees are primarily for the benefit of entities that we account for under the equity method of accounting. The related obligations, which mature through 2020, are not recorded on our consolidated balance sheets. As of March 31, 2005, our

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum future obligation associated with these guarantees is approximately $30 million. However, we have ongoing projects with the guaranteed entities and believe that it is not likely that we will be required to perform under these guarantees.

•	We have issued a $28.6 million letter of credit to support the debt of a surety bonding company. This guarantee was initially established during the third quarter of 2003, and at that time we determined that we are the primary beneficiary of this entity under the provisions of FIN 46. As a result, since the third quarter of 2003, this entity has been consolidated into our financial statements and the guaranteed obligation is included as a component of current and long-term debt in our condensed consolidated balance sheet.

•	WM Holdings has guaranteed all reimbursement obligations of WMI under its $350 million letter of credit facility and $295 million letter of credit and term loan agreements. Under those facilities, WMI must reimburse the entities funding the facilities for any draw on a letter of credit supported by the facilities. As of March 31, 2005, we had $643 million in outstanding letters of credit under these facilities.

•	In connection with the $350 million letter of credit facility, WMI and WM Holdings guaranteed the interest rate swaps entered into by the entity funding the letter of credit facility. The probability of loss for the guarantees was determined to be remote and the fair value of the guarantees is immaterial to our financial position and results of operations.

•	Certain of our subsidiaries have guaranteed the market value of certain homeowners’ properties that are adjacent to our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference between the sale value and the guaranteed market value of the homeowners’ properties, if any. Generally, it is not possible to determine the contingent obligation associated with these guarantees, but we do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities.

•	WMI and WMI Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided and liabilities as obligations are incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.
We do not currently believe that it is reasonably likely that we will be required to perform under these guarantee agreements or that any performance requirement would have a material impact on our consolidated financial statements.
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

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Litigation — In December 1999, an individual brought an action against the Company, five former officers of WM Holdings, and WM Holdings’ former independent auditor, Arthur Andersen LLP, in Illinois state court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998. The action is for alleged acts of common law fraud, negligence and breach of fiduciary duty. This case has remained in the pleadings stage for the last several years due to numerous motions and rulings by the court related to the viability of these claims. The defendants removed the case to federal court in Illinois, but a remand order has been issued. An appeal of that remand has been filed by the Company. Only limited discovery has occurred and the defendants continue to defend themselves vigorously. The extent of possible damages, if any, in this action cannot yet be determined.
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
      A group of stockholders opted not to participate in the settlement of the class action lawsuit against us related to 1998 and 1999 activity. These stockholders filed a separate lawsuit against us relating to 1998 activity. In February 2005, we entered into a settlement agreement and recorded a $16 million charge to asset impairments and unusual items.
      Three groups of stockholders have filed separate lawsuits in state courts in Texas and federal court in Illinois against us and certain of our former officers. The lawsuit filed in Illinois was subsequently transferred to federal court in Texas. The petitions allege that the plaintiffs are substantial holders of the Company’s common stock who intended to sell their stock in 1999, or to otherwise protect themselves against loss, but that the public statements we made regarding our prospects, and in some instances statements made by the individual defendants, were false and misleading and induced the plaintiffs to retain their stock or not to take other protective measures. The plaintiffs assert that the value of their retained stock declined dramatically and that they incurred significant losses. The plaintiffs assert claims for fraud, negligent misrepresentation, and conspiracy. The first of these cases was dismissed

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by summary judgment by a Texas state court in March 2002. That dismissal was ultimately upheld by the appellate court. The plaintiffs may appeal this decision to the highest state court in Texas. The second case also filed in state court is stayed pending resolution of the first case, and we intend to continue to vigorously defend ourselves against these claims. In March 2004, the court granted our motion to dismiss the third case, which was pending in federal court, and the dismissal was affirmed by the Fifth Circuit Court of Appeal in April 2005. Finally, another shareholder has sued the Company in Louisiana making allegations similar to those made in the securities class action referred to above and by the plaintiff claiming damages for having held stock. The case has been removed to federal court and transferred to Texas where we are seeking a dismissal.
      The Company is currently defending allegations related generally to the termination of two separate joint ventures to which one of our wholly-owned subsidiaries was a party. The claims in both proceedings involve the value of the joint ventures. The joint venture relationships have ended and the contributed assets have been divested by the Company. The Company is defending itself vigorously in each of these proceedings, in which the parties are seeking a variety of remedies ranging from monetary damages to unwinding the transaction. However, the nature and extent of possible remedies or damages cannot be determined at this time. The first of these matters has been fully tried and we are awaiting a final ruling which could happen as early as the second quarter of 2005.
      From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2005, there were three proceedings involving our subsidiaries where we reasonably believe that the sanctions could exceed $100,000. The matters involve allegations that subsidiaries (i) improperly operated a solid waste landfill by failing to maintain required records, properly place and cover waste and adhere to proper leachate levels; (ii) failed to comply with air permit, landfill gas flow and emission limit requirements; and (iii) caused excess odors and exceeded certain sewer discharge limitations and landfill gas emission limit requirements at an operating landfill. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.
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
      Under Delaware law, corporations are allowed to indemnify their officers, directors and employees against claims arising from their actions in such capacities if the individuals acted in good faith and in a manner they believed to be in, or not opposed to, the best interests of the corporation. Further, corporations are allowed to advance expenses to the individuals in such matters, contingent upon the receipt of an undertaking by the individuals to repay all expenses if it is ultimately determined that they did not act in good faith and in a manner they believed to be in, or not opposed to, the best interests of the corporation. Like many Delaware companies, WMI’s charter and bylaws require indemnification and advancement of expenses if these standards have been met.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additionally, the charter and bylaw documents of certain of WMI’s subsidiaries, including WM Holdings, include similar indemnification provisions, and some subsidiaries, including WM Holdings, entered into separate indemnification agreements with their officers and directors that provide for even greater rights and protections for the individuals. The Company has in the past, and may in the future, incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations. The Company’s obligations to indemnify and advance expenses will continue after individuals leave the Company for claims related to actions that occurred before their departure from the Company.
      We also are currently involved in other routine civil litigation and governmental proceedings relating to the conduct of our business, including litigation involving former employees and competitors. We do not believe that any of the matters will ultimately have a material adverse impact on our consolidated financial statements.
      Tax matters — We are currently under audit by the IRS and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. Specifically, we are in the process of concluding the appeals phase of IRS audits for the years 1997 to 2000. The audits for these years should be completed within the next six to nine months. In addition, the IRS audit for the years 2002 and 2003 was recently initiated. This audit should also be completed within the next 12 months. To provide for potential tax exposures, we maintain an allowance for tax contingencies, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as these audits are completed, although we do not believe that any of these matters will have a material adverse impact on our results of operations.
      Capitalized software costs — We are currently assessing our options with respect to the implementation of a revenue management system with an accumulated cost basis at March 31, 2005 of approximately $80 million. There are certain reasonably possible implementation alternatives that could result in a significant impairment of this asset.

9.	Segment and Related Information
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
      Early in the third quarter of 2004, we implemented a market realignment that consisted of moving our Ohio operations to the Midwest Group and our Kentucky operations to the Southern Group, both of which were previously in the Eastern Group. As a result of the realignment, we have reclassified the operating results of the Ohio and Kentucky Market Areas for the first quarter of 2004 in the following table to provide segment financial information that appropriately reflects our approach to managing operations. Summarized financial information

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
concerning our reportable segments for the three months ended March 31 is shown in the following table (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Three Months Ended:	Revenues	Revenues(c)	Revenues(d)	Operations(e),(f)

March 31, 2005
Canadian	$153	$(13)	$140	$52
Eastern	812	(167)	645	61
Midwest	629	(113)	516	79
Southern	861	(134)	727	169
Western	680	(99)	581	90
Wheelabrator	202	(16)	186	55
Recycling	205	(9)	196	2
Other NASW(a)	67	(20)	47	(13)

Total NASW	3,609	(571)	3,038	495
Corporate and Other(b)	—	—	—	(129)

Total	$3,609	$(571)	$3,038	$366

March 31, 2004
Canadian	$141	$(14)	$127	$11
Eastern	810	(167)	643	62
Midwest	613	(112)	501	66
Southern	816	(128)	688	163
Western	639	(86)	553	92
Wheelabrator	196	(14)	182	45
Recycling	172	(5)	167	5
Other NASW(a)	55	(20)	35	(5)

Total NASW	3,442	(546)	2,896	439
Corporate and Other(b)	—	—	—	(95)

Total	$3,442	$(546)	$2,896	$344

a)	Other NASW revenues are generally generated from services provided throughout our operating Groups for in-plant services, methane gas recovery and certain third party sub-contract and administration revenues managed by our national accounts organization. Other NASW operating results reflect the combined impact of (i) the services described above; (ii) non-operating entities that provide financial assurance and self-insurance support for the operating Groups or financing for our Canadian Group; and (iii) certain quarter-end adjustments related to the reportable segments that are not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our seven operating Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, management of closed landfills, management of centralized service centers and other typical administrative functions. Income from operations for “Corporate and Other” also includes costs associated with (i) our long-term incentive program; and (ii) managing our Non-NASW divested operations, which primarily includes administrative expenses and the impact of revisions to our estimated obligations.

c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

d)	Our operating revenues tend to be somewhat lower in the winter months, primarily due to the lower volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions also tend to decrease during the winter months. Our first and fourth quarter results of operations typically reflect these seasonal trends. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of our operations.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e)	The operating results of our reportable segments generally reflect the impact the various lines of business and markets in which we operate can have on the Company’s consolidated operating results. The income from operations provided by our five geographic segments is generally indicative of the margins provided by our collection, landfill and transfer businesses, although these groups do provide recycling and other services that can affect these trends. The operating margins provided by our Wheelabrator segment (waste-to-energy facilities) have historically been higher than the margins provided by our base business generally due to the combined impact of long-term disposal and energy contracts and the disposal demands of the region in which our facilities are concentrated. Income from operations provided by our Recycling segment generally reflects operating margins typical of the recycling industry, which tend to be significantly lower than those provided by our base business.

f)	For those items included in the determination of income from operations, the accounting policies of our segments are generally the same as those described in the summary of significant accounting policies included in our December 31, 2004 Form 10-K.
The table below shows the total revenues contributed by our principal lines of business (in millions):

	Three Months Ended
	March 31,

	2005	2004

Collection	$2,057	$1,964
Landfill	676	664
Transfer	387	369
Wheelabrator	202	196
Recycling and other(a)	287	249
Intercompany(b)	(571)	(546)

Operating revenues	$3,038	$2,896

a)	In addition to the revenue generated by our Recycling Group, we have included revenues generated within our five geographic operating Groups derived from recycling, methane gas operations and Port-O-Let® services in the “recycling and other” line-of-business.

b)	Intercompany revenues between lines of business are eliminated within the condensed consolidated financial statements included herein.

10.	Assets Impairments and Unusual Items
      The following table summarizes the major components of asset impairments and unusual items for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended
	March 31,

	2005		2004

Net gains on divestitures	$(40	)(a)	$(8	)(b)
Litigation settlement	16	(c)	—
Impairments and other	1		(1)

	$(23)		$(9)

a)	This amount is primarily related to a $39 million gain recognized as a result of the divestiture of a landfill in Ontario, Canada.

b)	This gain is primarily associated with the divestiture of certain Port-O-Let operations in the West.

c)	This charge is attributable to a settlement agreement reached in February 2005 (See Note 8).

11.	Condensed Consolidating Financial Statements
      WM Holdings has fully and unconditionally guaranteed WMI’s senior indebtedness. WMI has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness and its 5.75% convertible subordinated notes that matured and were repaid in January 2005. None of WMI’s other subsidiaries have guaranteed any of WMI’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2005
(Unaudited)
ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$373	$—	$68	$—	$441
Other current assets	6	—	2,235	—	2,241

	379	—	2,303	—	2,682
Property and equipment, net	—	—	11,378	—	11,378
Investments in and advances to affiliates	9,952	7,206	—	(17,158)	—
Other assets	37	12	6,549	—	6,598

Total assets	$10,368	$7,218	$20,230	$(17,158)	$20,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$103	$216	$—	$319
Accounts payable and other accrued liabilities	93	27	2,579	—	2,699

	93	130	2,795	—	3,018
Long-term debt, less current portion	4,202	1,197	2,668	—	8,067
Due to affiliates	—	—	4,713	(4,713)	—
Other liabilities	130	9	3,202	—	3,341

Total liabilities	4,425	1,336	13,378	(4,713)	14,426
Minority interest in subsidiaries and variable interest entities	—	—	289	—	289
Stockholders’ equity	5,943	5,882	6,563	(12,445)	5,943

Total liabilities and stockholders’ equity	$10,368	$7,218	$20,230	$(17,158)	$20,658

December 31, 2004
ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$357	$—	$67	$—	$424
Other current assets	25	1	2,369	—	2,395

	382	1	2,436	—	2,819
Property and equipment, net	—	—	11,476	—	11,476
Investments in and advances to affiliates	9,962	7,051	—	(17,013)	—
Other assets	44	12	6,554	—	6,610

Total assets	$10,388	$7,064	$20,466	$(17,013)	$20,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$138	$246	$—	$384
Accounts payable and other accrued liabilities	73	27	2,721	—	2,821

	73	165	2,967	—	3,205
Long-term debt, less current portion	4,259	1,202	2,721	—	8,182
Due to affiliates	—	—	4,954	(4,954)	—
Other liabilities	85	6	3,174	—	3,265

Total liabilities	4,417	1,373	13,816	(4,954)	14,652
Minority interest in subsidiaries and variable interest entities	—	—	282	—	282
Stockholders’ equity	5,971	5,691	6,368	(12,059)	5,971

Total liabilities and stockholders’ equity	$10,388	$7,064	$20,466	$(17,013)	$20,905

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2005
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,038	$—	$3,038
Costs and expenses	—	—	2,672	—	2,672

Income from operations	—	—	366	—	366

Other income (expense):
Interest expense, net	(64)	(22)	(24)	—	(110)
Equity in subsidiaries, net of taxes	191	205	—	(396)	—
Minority interest	—	—	(10)	—	(10)
Equity in net losses of unconsolidated entities and other, net	—	—	(26)	—	(26)

	127	183	(60)	(396)	(146)
Income before income taxes	127	183	306	(396)	220

Provision for (benefit from) income taxes	(23)	(8)	101	—	70

Net income	$150	$191	$205	$(396)	$150

Three Months Ended March 31, 2004
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,896	$—	$2,896
Costs and expenses	—	—	2,552	—	2,552

Income from operations	—	—	344	—	344

Other income (expense):
Interest expense, net	(63)	(25)	(22)	—	(110)
Equity in subsidiaries, net of taxes	192	208	—	(400)	—
Minority interest	—	—	(7)	—	(7)
Equity in net losses of unconsolidated entities and other, net	—	—	(21)	—	(21)

	129	183	(50)	(400)	(138)

Income before income taxes and cumulative effect of change in accounting principle	129	183	294	(400)	206
Provision for (benefit from) income taxes	(23)	(9)	94	—	62

Income before cumulative effect of change in accounting principle	152	192	200	(400)	144
Cumulative effect of change in accounting principle	—	—	8	—	8

Net income	$152	$192	$208	$(400)	$152

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$150	$191	$205	$(396)	$150
Equity in earnings of subsidiaries, net of taxes	(191)	(205)	—	396	—
Other adjustments and charges	10	—	348	—	358

Net cash provided by (used in) operating activities	(31)	(14)	553	—	508

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(87)	—	(87)
Capital expenditures	—	—	(185)	—	(185)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	97	—	97
Purchases of short-term investments	(70)	—	(16)	—	(86)
Proceeds from sales of short term investments	89	—	7	—	96
Net receipts from trust and escrow accounts and other	1	—	43	—	44

Net cash provided by (used in) investing activities	20	—	(141)	—	(121)

Cash flows from financing activities:
New borrowings	—	—	—	—	—
Debt repayments	—	(35)	(83)	—	(118)
Common stock repurchases	(99)	—	—	—	(99)
Cash dividends	(114)	—	—	—	(114)
Exercise of common stock options and warrants	26	—	—	—	26
Minority interest distributions paid and other, net	—	—	(67)	—	(67)
(Increase) decrease in intercompany and investments, net	214	49	(263)	—	—

Net cash provided by (used in) financing activities	27	14	(413)	—	(372)

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

Increase in cash and cash equivalents	16	—	1	—	17
Cash and cash equivalents at beginning of period	357	—	67	—	424

Cash and cash equivalents at end of period	$373	$—	$68	$—	$441

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Months Ended March 31, 2004
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$152	$192	$208	$(400)	$152
Equity in earnings of subsidiaries, net of taxes	(192)	(208)	—	400	—
Other adjustments and charges	9	(2)	311	—	318

Net cash provided by (used in) operating activities	(31)	(18)	519	—	470

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(73)	—	(73	) (181)
Capital expenditures	—	—	(181)	—
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	22	—	22 (431)
Purchases of short-term investments	(421)	—	(10)	—	84
Proceeds from sales of short-term investments	74	—	10	—
Net receipts from restricted trust and escrow accounts	—	—	78	—	78
					(501)
Net cash used in investing activities	(347)	—	(154)	—

Cash flows from financing activities:					347
New borrowings	346	—	1	—	(9)
Debt repayments	—	—	(9)	—	(24)
Common stock repurchases	(24)	—	—	—	(109)
Cash dividends	(109)	—	—	—	48
Exercise of common stock options and warrants	48	—	—	—	(46)
Minority interest distributions paid and other	(1)	—	(45)	—
(Increase) decrease in intercompany and investments, net	231	18	(249)	—	—

Net cash provided by (used in) financing activities	491	18	(302)	—	207

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
					176
Increase in cash and cash equivalents	113	—	63	—	217
Cash and cash equivalents at beginning of period	224	—	—	(7)
					$393
Cash and cash equivalents at end of period	$337	$—	$63	$(7)

12.	New Accounting Pronouncements

SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”)
      In December 2004, the FASB issued SFAS No. 123(R), which amends SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative and narrowing the non-compensatory exception associated with employee stock purchase plans allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, that will change our accounting for stock-based awards in the future.
      The provisions of SFAS No. 123(R) provide for an effective date of July 1, 2005 for calendar-year public companies. However, in April 2005, the Securities and Exchange Commission adopted a rule that amends the compliance dates for SFAS No. 123(R), making it effective the beginning of the first fiscal year that begins after June 15, 2005. Based upon the guidelines established by the SEC’s rule, we plan to adopt SFAS No. 123(R) on January 1, 2006.
      This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a reduction to net income of $14 million for the three months ended March 31, 2005 and $13 million for the three months ended

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004. The impact of applying SFAS No. 123 to previous stock option grants is further summarized in Note 7.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”)
      In March 2005, the FASB issued FIN 47, which clarifies the impact that uncertainty surrounding the timing or method of settling an obligation should have on accounting for that obligation under SFAS No. 143. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005, or December 31, 2005 for calendar year companies. We are currently in the process of assessing the provisions of FIN 47 and have not determined the impact that the adoption of FIN 47 may have on our consolidated financial statements.

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
      Some of the risks that we face and that could affect our business and financial statements for the remainder of 2005 and beyond include:

•	the effects competition may have on our profitability or cash flows, including the negative impact to our yield on base business resulting from price roll-backs and lower than average pricing to retain and attract customers;

•	our inability to maintain or expand margins as volumes increase if we are unable to control variable costs or fixed cost base increases;

•	increases in employee-related costs and expenses, including health care and other employee benefits such as unemployment insurance and workers’ compensation, as well as the costs and expenses associated with attracting and retaining qualified personnel;

•	possible increases in expenses due to fuel price increases or fuel supply shortages;

•	the effect that fluctuating commodity prices may have on our operating revenues and expenses;

•	the general effects of a weak economy, including the resulting decreases in volumes of waste generated;

•	the impact of external factors beyond our control such as higher interest rates and the possible inability of insurers to meet their obligations, both of which may cause increased expenses;

•	the effect the weather has on our quarter to quarter results, as well as the effect of extremely harsh weather on our operations;

•	possible changes in our estimates of site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments;

•	the possible impact of regulations on our business, including the cost to comply with regulatory requirements and the potential liabilities associated with disposal operations;

•	our ability to obtain and maintain permits needed to operate our facilities;

•	the effect of limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

•	possible charges against earnings as a result of shut-down operations, uncompleted development or expansion projects or other events;

•	the effects that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities;

•	possible diversions of management’s attention and increases in operating expenses due to efforts by labor unions to organize our employees;

•	the outcome of litigation or threatened litigation;

•	the need for additional capital if cash flows are less than we expect or capital expenditures are more than we expect, and the possibility that we cannot obtain additional capital on acceptable terms if needed;

•	possible errors or problems upon implementation of new information technology systems; and

•	possible fluctuations in quarterly results of operations or adverse impacts on our results of operations as a result of the adoption of new accounting standards or interpretations.
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

Overview
      The first quarter of 2005 was generally positive for the Company. During the first quarter of 2005, management focused primarily on:

•	Improving our revenue growth from yield. As we reported earlier this year, we have instituted a landfill pricing study that will test price elasticity at 30 of our landfills. We have selected 23 transfer stations and the landfills and transfer stations of four Market Areas to add to this study. Our goal is to learn as much as possible about the pricing dynamics at these operations to determine if we can charge prices that will allow us to obtain a greater return on capital invested in these assets.

•	Reviewing under-performing operations and making plans to either fix or sell. We desire to improve unprofitable operations or portions of operations, so that they produce profits at an acceptable level. If we determine that this cannot be done within a reasonable timeframe, we will seek to divest those assets or otherwise discontinue the operations. In many cases the operations are not profitable because we are not able to internalize the disposal, leaving us at a competitive disadvantage in these markets.

•	Aligning the entire organization around a common set of goals. In the first quarter of 2005, approximately 1500 members of our management team met to discuss our key stakeholders and our goals for 2005 and beyond. They then took the lessons learned back to their workplaces to share the information with their employees. We have been obtaining employee input and educating them about our five key stakeholders, which include our customers, our employees, the environment, the communities where we work and our shareholders. We believe that aligning all employees around the common goals that we have set to serve these stakeholders is the most effective way of achieving our goals. As we previously described in our Annual Report on Form 10-K for the year ended December 31, 2004, our goals include: (i) becoming the waste solutions provider of choice for our customers; (ii) being a best place to work for our employees; (iii) being a leader in promoting environmental stewardship; (iv) being a trusted and valued community leader; and (v) maximizing shareholder value.

      Our results of operations for the first quarter 2005 were in line with our expectations. Net income before cumulative effect of change in accounting principle for the quarter was $150 million, or $0.26 per diluted share, as compared with $144 million or $0.25 per diluted share in the first quarter of 2004.
      Our operating revenues tend to be somewhat lower in winter months. Consequently, our revenues for the current quarter were down $170 million, or 5.3%, from the prior quarter. However, they were up $142 million, or 4.9%, to $3.0 billion as compared with the same quarter in the prior year. The revenue growth as compared with the prior year quarter is from (i) combined average yield improvement of 3.0% from our base business, recyclable commodities and fuel surcharges and fees; (ii) a 1.0% volume increase; and (iii) a 0.6% increase attributable to acquisitions, net of divestitures.
      Revenue growth from yield on base business was 2.1% this quarter, which matches the highest yield increase we have realized in the past five years and continues a steady increase in our yield from our base business since the second quarter of 2004. The yield improvements were seen in all of our lines of business, with the most significant improvements in our collection operations. In addition, this was the first quarter in over two years that we have had positive revenue growth from yield in each of our three main landfill operation categories: municipal solid waste, special waste and construction and demolition waste. The other major contributor to total yield improvement of 3.0% was an increase of 0.8% due to our fuel surcharge program.
      Internal revenue growth from volumes for the quarter was 1.0%, due generally to increased recycling volumes, which were largely due to several new brokerage contracts, and increased collection and disposal volumes. The increases in collection and disposal volumes are encouraging, as these volumes increased even as we raised the prices on these services.
      We continue our efforts to improve our operating margins. We experienced a margin decline on this quarter’s incremental revenue, primarily as a result of (i) the average price of diesel fuel being up nearly $0.50 per gallon as compared with the first quarter 2004, which resulted in incremental fuel costs that more than offset the benefit of our fuel surcharge program; (ii) the significant increases in volumes in our recycling business, which has significantly lower margins than our base business; and (iii) increased operating costs related to a labor strike in New Jersey, which was resolved favorably for the Company during the quarter. However, the negative effects of these items on our operating margins were offset by a net gain of $23 million from asset impairments and unusual items. This impact was primarily related to a gain recognized on the divestiture of a Canadian landfill, partially offset by the impact of a litigation settlement, which are discussed further in the Asset Impairments and Unusual Items section. The combined effect of the above changes was relatively flat margins quarter over quarter. We continue to seek opportunities to reduce our operating costs, increase our revenues to cover costs we cannot reduce and improve our margins.
      We believe that the production of free cash flow is a very important measure of our liquidity and operating results as it indicates our ability to pay our quarterly dividends, repurchase stock and execute our acquisition program. Free cash flow is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and is not intended to replace the condensed consolidated statement of cash flows that was prepared in accordance with GAAP.
      We generated $420 million of free cash flow for the quarter, an increase of $109 million from the first quarter of 2004. Free cash flow is calculated by subtracting capital expenditures from net cash provided by operating activities, and adding to that the proceeds from divestitures, net of cash divested, and other sales of assets, as shown in the table below (in millions):

	Three Months Ended
	March 31,

	2005	2004

Net cash provided by operating activities	$508	$470
Capital expenditures	(185)	(181)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	97	22

Free cash flow	$420	$311

Basis of Presentation of Consolidated and Segment Financial Information
      As discussed in Notes 1 and 9 to the condensed consolidated financial statements, the following reclassifications have been made in our 2004 financial statements in order to conform to the current year presentation:

•	Cash balances —

(i) We increased both our cash and cash equivalents and accounts payable balances at March 31, 2004 and December 31, 2003 by $51 million and $82 million, respectively, upon identifying certain cash accounts with negative balances and no legal right of offset. Within our three months ended March 31, 2004 statement of cash flows, the related changes in our accounts payable have been treated as a component of cash used in financing activities — other.

(ii) During the first quarter of 2004, we began making investments in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. Through December 31, 2004, we included these investments in cash and cash equivalents. As a result of recent guidance associated with these types of securities, we determined that these investments were more appropriately classified as short-term investments. Accordingly, we decreased our cash and cash equivalents and increased our prepaid expenses and other current assets by $19 million at December 31, 2004 and $347 million at March 31, 2004. Our gross purchases and sales of these investments have been reflected within investing activities in our statements of cash flows. Additionally, in our 2004 statement of cash flows, relatively insignificant purchases and sales of other short-term investments were included on a net basis within investing activities — other. This additional activity has also been reflected within purchases and sales of short-term investments in the accompanying statements of cash flows.

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

Critical Accounting Estimates and Assumptions
      In preparing our financial statements, we make several estimates and assumptions that affect the accounting for and recognition of our assets and liabilities and revenues and expenses. We must make these estimates and assumptions because certain of the information that we use is dependent on future events, cannot be calculated with a high degree of precision from available data or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities and asset impairments, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations for the Three Months Ended March 31, 2005
      The following table presents, for the periods indicated, the period-to-period change in dollars (in millions) and percentages for the respective consolidated statement of operations line items:

	Period to Period Change
	For the Three Months
	Ended March 31, 2005
	and 2004

Statement of Operations:
Operating revenues	$142	4.9%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	124	6.5
Selling, general and administrative	14	4.4
Depreciation and amortization	(4)	(1.2)
Asset impairments and unusual items	(14)	*

	120	4.7

Income from operations	22	6.4

Other income (expense):
Interest expense, net	—	—
Equity in net losses of unconsolidated entities	(7)	(36.8)
Minority interest	(3)	(42.9)
Other, net	2	100.0

	(8)	(5.8)

Income before income taxes and cumulative effect of change in accounting principle	$14	6.8%

*	Percentage change is not meaningful. Please refer to the explanation of these items included herein for a discussion of the relationship between current and prior year activity.
     The following table presents, for the periods indicated, the percentage relationship that the respective consolidated statement of operations line items bear to operating revenues:

	Three Months Ended
	March 31,

	2005	2004

Statement of Operations:
Operating revenues	100.0%	100.0%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	67.3	66.3
Selling, general and administrative	10.9	10.9
Depreciation and amortization	10.6	11.2
Asset impairments and unusual items	(0.8)	(0.3)

	88.0	88.1

Income from operations	12.0	11.9

Other income (expense):
Interest expense, net	(3.6)	(3.8)
Equity in net losses of unconsolidated entities	(0.9)	(0.7)
Minority interest	(0.3)	(0.3)
Other, net	—	—

	(4.8)	(4.8)

Income before income taxes and cumulative effect of change in accounting principle	7.2%	7.1%

Operating Revenues
      Our operating revenues for the three months ended March 31, 2005, were $3.0 billion compared with $2.9 billion for the three months ended March 31, 2004. We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Canadian, Wheelabrator and Recycling Groups. These seven operating Groups are our reportable segments. Shown below (in millions) is the contribution to revenues during each period provided by our seven operating Groups and our Other North American Solid Waste, or NASW, services:

	Three Months Ended
	March 31,

	2005	2004

Canadian	$153	$141
Eastern	812	810
Midwest	629	613
Southern	861	816
Western	680	639
Wheelabrator	202	196
Recycling	205	172
Other NASW	67	55
Intercompany	(571)	(546)

	$3,038	$2,896

      Our North American Solid Waste operating revenues generally come from fees charged for our collection, disposal, transfer and recycling services. Some of the fees we charge to our customers for collection services are billed in advance; a liability for future service is recorded when we bill the customer and operating revenues are recognized as services are actually provided. Revenues from our disposal operations consist of tipping fees charged to third parties generally based on the volume and type of waste being disposed of at our disposal facilities and are normally billed monthly or semi-monthly. Fees charged at transfer stations are generally based on the volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site, and are normally billed monthly. Recycling revenue, which is generated by our Recycling Group as well as our five geographic operating Groups, generally consists of the sale of recyclable commodities to third parties and tipping fees. Intercompany revenues between our operations have been eliminated in the consolidated financial statements. The mix of operating revenues from our different services is reflected in the table below (in millions):

	Three Months Ended
	March 31,

	2005	2004

Collection	$2,057	$1,964
Landfill	676	664
Transfer	387	369
Wheelabrator	202	196
Recycling and other	287	249
Intercompany	(571)	(546)

	$3,038	$2,896

      The following table provides details associated with the period-to-period change in NASW revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period to Period
	Change for the
	Three Months
	Ended March 31,
	2005 and 2004

Average yield:
Base business	$60	2.1%
Commodity	3	0.1
Electricity	1	—
Fuel surcharge and fees	23	0.8

Total	87	3.0
Volume	28	1.0

Internal growth	115	4.0
Acquisitions	26	0.9
Divestitures	(9)	(0.3)
Foreign currency translation	10	0.3

	$142	4.9%

      Base Business — At 2.1%, revenue growth attributable to base business yield was the highest it has been since the third quarter of 2001. Base business yield provided revenue growth for each line of business during the current quarter. The most significant yield improvements were attributable to our commercial, industrial and residential collection operations, where we experienced revenue growth in every geographic operating Group. The increase in yield in our collection business includes the impact of $5 million in environmental cost recovery fees we were able to pass on to our customers during the first quarter of 2005. While the most significant collection yield improvements were in the South, East and West, the Midwest also provided significant yield improvement in this line-of-business despite the intense price competition that resulted in negative yield for the past several quarters. This is an indication of our continued focus on pricing initiatives as a means of increasing our margins, cash flows and return on capital. As discussed below, we have experienced volume declines in certain regions due in part to our focus on improving yield. We are committed to understanding the pricing dynamics of our customers and the various regions in which we operate and providing superior customer service — the keys to continued success of our pricing initiatives.
      Fuel surcharges and fees — We experienced revenue improvements during the first quarter of 2005 due to our continued effort to pass on higher fuel costs to our customers through fuel surcharges. However, this increase was more than offset by increased operating costs due to higher diesel fuel prices as discussed in Operating Expenses — Subcontractor Costs and Operating Expenses — Fuel. During the last year, we have been successful in increasing the number of customers who participate in the fuel surcharge program and, as a result, we have decreased the impact of higher fuel costs on our operating income.
      Volume — Recycling volumes provided substantial volume-related revenue growth during the current quarter as a result of several new brokerage contracts. Volume-related revenue increases were also attributable to our collection, transfer and construction and demolition disposal operations in the South and the West. In the South, these volume increases were driven principally by the continued impact of hurricane clean-up efforts, industrial collection and transfer operations. In the West, residential collection volumes, which accounted for almost half of the volume-related revenue growth in the region, transfer volumes and construction and demolition disposal volumes were the primary drivers of the current quarter revenue improvement. These revenue improvements were partially offset by volume declines experienced by our residential collection and transfer business in the East, residential and commercial collection business in the Midwest and special waste disposal business in the South. We believe volume declines in our collection and transfer businesses in the East and Midwest can largely be attributed to increased price competition and our focus on improving base business yield. The decline in special waste volume in the South was driven by a decrease in event work and the closure of a landfill.

Operating Expenses (Exclusive of Depreciation and Amortization Shown Below)
      Our operating expenses include (i) labor and related benefits (excluding labor costs associated with maintenance and repairs included below), which include salaries and wages, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third party disposal facilities and transfer stations; (iii) maintenance and repairs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport our waste to disposal facilities; (v) costs of goods sold, which are primarily the rebates paid to suppliers associated with recycling commodities; (vi) fuel costs, which represent the costs of fuel and oil to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees and royalties; (viii) landfill operating costs, which include interest accretion on asset retirement obligations, landfill remediation costs, leachate and methane collection and treatment and other landfill site costs; (ix) risk management, which include workers’ compensation and insurance and claim costs and (x) other operating costs, which include, among other costs, equipment and facility rent and property taxes.
      The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended
	March 31,
			Period to Period
	2005	2004	Change

Labor and related benefits	$601	$578	$23	4.0%
Transfer and disposal costs	295	291	4	1.4
Maintenance and repairs	282	281	1	0.4
Subcontractor costs	205	182	23	12.6
Cost of goods sold	157	135	22	16.3
Fuel	112	88	24	27.3
Disposal and franchise fees and taxes	148	141	7	5.0
Landfill operating costs	54	44	10	22.7
Risk management	75	79	(4)	(5.1)
Other	115	101	14	13.9

	$2,044	$1,920	$124	6.5%

      During the first quarter of 2005, we incurred additional operating costs of $9 million attributable to a seven-week labor strike in New Jersey. These cost increases primarily affected our costs for security, labor and related benefits and travel. Other significant changes in the operating costs incurred during the current period are summarized below.
      Labor and related benefits — These costs have increased as a result of (i) increased overtime costs due in part to increased volumes; (ii) higher salaries and hourly wages due to annual merit increases and acquisitions; (iii) a general increase in employee health care and benefit costs; (iv) increased payroll taxes; and (v) an increase in the costs attributable to contract labor. For purposes of the above disclosure, (i) labor costs attributable principally to our fleet and container maintenance facilities of $101 million for the three months ended March 31, 2005 and $98 million for the three months ended March 31, 2004 have been included as a component of the caption entitled “Maintenance and repairs” and (ii) workers’ compensation costs of $30 million for the three months ended March 31, 2005 and $31 million for the three months ended March 31, 2004 have been included as a component of the caption entitled “Risk management.” These costs were reflected as labor costs in prior periods.
      Subcontractor costs — The primary drivers of these cost increases were higher volumes, which were generally attributable to (i) hurricane clean-up services provided by our Southern Group; (ii) acquisitions; and (iii) new business, and longer haul volumes. The increases in diesel fuel prices discussed below have also resulted in an increase in the fuel surcharges we are paying to third party subcontractors, which significantly affected our subcontractor costs in the current quarter.

      Cost of goods sold — This increase was primarily attributable to increased recycling volumes due to several new brokerage contracts, acquisitions and an increase in market prices for commodities processed by our Recycling Group.
      Fuel — We experienced an average increase of $0.48 per gallon in the cost of fuel from the first quarter of 2004 to the first quarter of 2005, which drove the fuel cost increase. However, a significant portion of this cost increase is offset by our fuel surcharges to customers, which are reflected as fuel price increases within our Operating Revenues section above.
      Landfill operating costs — The increases in these costs are generally associated with performing certain site maintenance, remediation, monitoring and testing for various landfills throughout the Company. The incremental increase was due in part to higher activities in the area of site maintenance, leachate collection and site remediation, which were driven by increased precipitation in certain regions and increased maintenance at our landfills in the South due to the 2004 hurricanes. In prior periods, these costs were included as a component of the caption entitled “Other.”
      Other operating expenses — During the first quarter of 2004, we recognized $6 million in gains on the sale of certain assets. Those gains and the current year security and travel expenses attributable to the labor strike discussed above are the primary drivers of the increase in other operating costs during the current period.

Selling, General and Administrative
      Our selling, general and administrative expenses consist of (i) labor costs, which include salaries, related insurance and benefits, contract labor, and payroll taxes; (ii) professional fees, which include fees for consulting, legal, audit, and tax services; (iii) provision for bad debts, which includes allowances for uncollectible customer accounts and collection fees; and (iv) other general and administrative expenses, which include, among other costs, facility-related expenses, voice and data telecommunications, advertising, travel and entertainment, rentals, postage, and printing.
      The following table summarizes the major components of our selling, general and administrative costs for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended
	March 31,
			Period to
	2005	2004	Period Change

Labor and related benefits	$201	$187	$14	7.5%
Professional fees	36	32	4	12.5
Provision for bad debts	14	13	1	7.7
Other	79	84	(5)	(6.0)

	$330	$316	$14	4.4%

      Labor and related benefits — This increase is primarily attributable to (i) an increase in non-cash compensation costs associated with recent changes in equity-based compensation provided for by our long-term incentive plan; (ii) severance-related expenses incurred during the current period; (iii) higher salaries and hourly wages primarily due to annual merit increases; and (iv) higher group insurance costs largely due to general health care cost increases.

Depreciation and Amortization
      Depreciation and amortization includes (i)amortization of landfill costs, including those incurred and all estimated future costs for landfill development, construction, closure and post-closure on a units-of-consumption method as landfill airspace is consumed over the estimated remaining capacity of a site; (ii)amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event; (iii) depreciation of property and equipment on a straight-line basis from three to 50 years; and (iv) amortization of intangible assets with a definite life, either using a 150% declining balance approach or a straight-line basis over the definitive terms of the related agreements, which are from two to ten years depending on the type of asset.

Asset Impairments and Unusual Items
      During the first quarter of 2005, we recognized a net credit of $23 million, or $13 million net of tax, from asset impairments and unusual items. This credit primarily related to the divestiture of one of our landfills in Ontario, Canada, which resulted in a gain of $39 million. This divestiture was required by a Divestiture Order from the Canadian Competition Tribunal. This gain on divestiture was partially offset by a charge of approximately $16 million for the impact of a litigation settlement reached in February 2005 with a group of stockholders that opted not to participate in the settlement of the class action lawsuit against us related to 1998 and 1999 activity.
      We recognized $9 million in net gains during the first quarter of 2004, which were primarily as a result of divestitures of certain Port-O-Let operations.

Income From Operations by Reportable Segment
      The following table summarizes income from operations by reportable segment for the three months ended March 31, 2005 and 2004 and provides explanations of significant factors contributing to the identified variances (in millions):

	Three Months Ended
	March 31,
			Period to Period
	2005	2004	Change

Canadian	$52	$11	$41	*
Eastern	61	62	(1)	(1.6)
Midwest	79	66	13	19.7
Southern	169	163	6	3.7
Western	90	92	(2)	(2.2)
Wheelabrator	55	45	10	22.2
Recycling	2	5	(3)	*
Other NASW	(13)	(5)	(8)	*

Total NASW	495	439	56	12.8
Corporate and Other	(129)	(95)	(34)	*

Total	$366	$344	$22	6.4%

*	Percentage change is not meaningful.
     Canadian — The quarter over quarter operating income improvement was driven primarily by a pre-tax gain of $39 million resulting from the divestiture of one of our landfills in Ontario, Canada. This impact is included within asset impairments and unusual items within our condensed consolidated statement of operations.
      Midwest — Higher operating income in the current quarter as compared with the same quarter last year was primarily due to (i) revenue growth associated with increased average yield across the collection lines of business (particularly residential and industrial); (ii) the completion of acquisitions since the first quarter of 2004; (iii) the favorable effect of lower landfill amortization rates; and (iv) lower bad debt expense.
      Wheelabrator — The increase in operating income as compared with the prior year quarter was due in large part to (i) positive internal revenue growth driven by improved electricity pricing and average yield improvements on long-term disposal contracts; and (ii) lower repairs and maintenance expense at our waste to energy facilities due to fluctuations in the timing and scope of these activities.
      Corporate and Other — The higher expenses in the current year were driven primarily by (i) a $16 million charge for a legal settlement reached in February 2005; (ii) an increase in non-cash compensation costs of approximately $6 million associated with recent changes in equity-based compensation; (iii) increases in employee health care costs; (iv) severance-related expenses incurred during the current period; and (v) salary and wage increases attributable to annual merit raises.

Other Components of Income Before Cumulative Effect of Change in Accounting Principle
      The following summarizes the other major components of our income before cumulative effect of change in accounting principle for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended
	March 31,
			Period to Period
	2005	2004	Change

Interest expense, net	$110	$110	—	—%
Equity in net losses of unconsolidated entities	26	19	7	36.8
Minority interest	10	7	3	42.9
Other, net	—	2	(2)	(100.0)
Provision for income taxes	70	62	8	12.9
      Equity in net losses of unconsolidated entities — In the first and second quarters of 2004, we acquired an equity interest in two coal-based, synthetic fuel production facilities. The activities of these facilities drive our equity in net losses of unconsolidated entities. Our equity in the losses of these facilities was $28 million for the three months ended March 31, 2005 and $19 million for the three months ended March 31, 2004. The year-over-year increase in these losses is due to the timing of our initial investments in 2004. These equity losses are substantially offset by the tax benefit realized as a result of these investments as discussed below within Provision for income taxes. If, for any reason, the tax credits generated by the facilities were no longer allowable under Section 29 of the Internal Revenue Code, we would no longer incur these equity losses. Additional information related to these investments is included in Note 4 to the condensed consolidated financial statements.
      Provision for income taxes — The overall increase in our tax provision from the first quarter of 2004 is due primarily to an increase in our consolidated pre-tax income, as well as the non-recognition of a tax benefit associated with the payment of a litigation settlement. Our effective income tax rate was 31.8% in the current quarter compared with 30.1% in the comparable prior year period. Our effective tax rate for both years has been positively affected by the tax benefits realized as a result of the investments discussed in the Equity in net losses of unconsolidated entities section above. These investments resulted in a decrease in our tax provision of $29 million for the three months ended March 31, 2005 and $19 million for the three months ended March 31, 2004.

Cumulative Effect of Change in Accounting Principle
      On March 31, 2004, we recorded a credit of $8 million, net of tax, or $0.01 per diluted share, as a cumulative effect of change in accounting principle as a result of the consolidation of previously unrecorded trusts as required by Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities.
Liquidity and Capital Resources

General
      As an organization that has consistently generated cash flows in excess of its reinvestment needs, our primary source of liquidity has been cash flows from operations. However, we operate in a capital-intensive business and continued access to various financing resources is vital to our continued financial strength. In the past, we have been successful in obtaining financing from a variety of sources on terms we consider attractive. Based on several key factors, which we believe are considered important by credit rating agencies and financial markets in determining our access to attractive financing alternatives, we expect to continue to maintain access to capital sources in the future. These factors include:

•	the essential nature of the services we provide and our large and diverse customer base;

•	our ability to generate strong and consistent cash flows despite the economic environment;

•	our liquidity profile;

•	our asset base; and

•	our commitment to maintaining a moderate financial profile and disciplined capital allocation.

      We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (i) the construction and expansion of our landfills; (ii) additions to and maintenance of our trucking fleet; (iii) refurbishments and improvements at waste-to-energy and materials recovery facilities; (iv) the container and equipment needs of our operations; and (v) capping, closure and post-closure activities at our landfills. Our Board of Directors has approved a capital allocation program that provides for up to $1.2 billion in aggregate dividend payments and share repurchases each year during 2005, 2006 and 2007. We also continue to invest in acquisitions that we believe will be accretive and provide continued growth in our core business.
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

Summary of Cash, Restricted Trust and Escrow Accounts and Debt Obligations
      The following is a summary of our cash, restricted trust and escrow accounts and debt balances as of March 31, 2005 and December 31, 2004 (in millions):

	March 31,	December 31,
	2005	2004

Cash and cash equivalents	$441	$424

Restricted trust and escrow accounts:
Tax-exempt bond funds	$282	$333
Closure, post-closure and remediation funds	213	213
Debt service funds	90	83
Other	17	18

Total restricted trust and escrow accounts	$602	$647

Debt:
Current portion	$319	$384
Long-term portion	8,067	8,182

Total debt	$8,386	$8,566

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$72	$135

      Cash and cash equivalents — Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less.
      For discussion regarding the 2004 reclassifications to cash, refer to Note 1 to the condensed consolidated financial statements and the Basis of Presentation of Consolidated and Segment Financial Information section above.
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

Debt —
      Revolving credit and letter of credit facilities — We have a five-year, $2.4 billion syndicated revolving credit facility. This facility provides us with credit capacity that can be used for either cash borrowings or to support letters of credit issued for our financial assurance needs. As of March 31, 2005, no borrowings were outstanding under the facility, and we had unused and available credit capacity of $984 million. As of December 31, 2004, no borrowings were outstanding under the facility, and we had unused and available capacity of $1,034 million.
      The table below summarizes the credit capacity, maturity and outstanding letters of credit under our various arrangements at March 31, 2005 (in millions):

			Outstanding
	Total Credit		Letters of
Facility	Capacity	Maturity	Credit

Five-year revolving credit facility	$2,400	October 2009	$1,416
Five-year letter of credit and term loan agreement	15	June 2008	15
Five-year letter of credit facility	350	December 2008	349
Seven-year letter of credit and term loan agreement	175	June 2010	175
Ten-year letter of credit and term loan agreement	105	June 2013	104
Other	—	Various	81

Total	$3,045		$2,140

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
      Senior notes — We have $100 million of 7.0% senior notes and $3 million of 6.65% senior notes both due May 15, 2005 that we currently expect to redeem with available cash.
      Tax-exempt bonds — As of March 31, 2005, we had $2,045 million of outstanding tax-exempt bonds. We actively issue tax-exempt bonds as a means of accessing low-cost financing for capital expenditures. The proceeds from these financing arrangements are deposited directly into trust funds and may only be used for the specific purpose for which the money was raised, which is generally the construction of collection and disposal facilities and for the equipment necessary to provide waste management services. As we spend monies on the specific projects being financed, we are able to requisition cash from the trust funds. We have $282 million held in trust for future spending as of March 31, 2005. During the three months ended March 31, 2005, we received approximately $53 million from these funds for approved capital expenditures.
      As of March 31, 2005, $588 million of our tax-exempt bonds are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit that were issued primarily under our $2.4 billion, five-year revolving credit facility, that guarantee repayment of the bonds in the event the bonds are put to us. Accordingly, these obligations are included in long-term debt in our condensed consolidated balance sheet at March 31, 2005.
      Additionally, we have $410 million of fixed rate tax-exempt bonds subject to repricing within the next twelve months, which is prior to their scheduled maturities. If the re-offering of the bonds is unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit supported by our long-term facilities that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation. However, these bonds have been classified as long-term in our consolidated balance sheet as of March 31, 2005. The classification of these obligations as long-term was based upon our intent to refinance the borrowings with other long-term financings in the event of a failed re-offering and our ability, in the event other sources of long-term financing are not available, to use our five-year revolving credit facility.
      Tax-exempt project bonds — As of March 31, 2005, we had $496 million of outstanding tax-exempt project bonds. These debt instruments are primarily used by our Wheelabrator Group to finance the development of waste-to-energy facilities. The bonds generally require periodic principal installment payments. As of March 31 2005, $46 million of these bonds are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. Repayment of these bonds has been guaranteed with letters of credit issued under our five-year revolving credit facility. Approximately $92 million of these bonds will be repaid with either available cash or debt service funds within the next twelve months.
      Convertible subordinated notes — We had $35 million of convertible subordinated notes that we repaid, with cash on hand, upon maturity in January 2005.
      Interest rate swaps — We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of March 31, 2005, the interest payments on $2.6 billion of our fixed rate debt have been swapped to variable rates, allowing us to maintain 62% of our debt at fixed interest rates and 38% at variable interest rates. Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $72 million at March 31, 2005 and $135 million as of December 31, 2004. Interest rate swap agreements reduced net interest expense by $16 million for the three months ended March 31, 2005 and by $24 million for the three months ended March 31, 2004. The significant terms of the interest rate contracts and the underlying debt instruments are identical and therefore no ineffectiveness has been realized.

Summary of Cash Flow Activity
      The following is a summary of our cash flows for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended
	March 31,

	2005	2004

Net cash provided by operating activities	$508	$470

Net cash used in investing activities	$(121)	$(501)

Net cash provided by (used in) financing activities	$(372)	$207

      Net Cash Provided by Operating Activities — We generated $508 million in cash flows from our operating activities during the three months ended March 31, 2005 compared with $470 million provided in the comparable prior year period, an increase of $38 million. In general, our current period operating cash flow was favorably affected by changes in working capital. On a quarter-over-quarter basis, trade and other receivables provided $48 million of additional operating cash flows in the current year. A significant portion of the current quarter decline in trade receivables can be attributed to the collection of receivables related to 2004 hurricane clean-up services. Additionally, we received $46 million in income tax refunds during the first quarter of 2005, an increase of $39 million over the comparable prior year period.
      Net Cash Used in Investing Activities — We used $121 million of our cash resources for investing activities during the first quarter of 2005, a decrease of $380 million as compared with the first quarter of 2004. This decrease is primarily due to a $357 million change in net cash flows associated with purchases and sales of short-term investments. In 2005, net sales of short-term investments provided $10 million in cash, while net purchases of short-term investments were $347 million in the first quarter of 2004. As discussed below, during March 2004, we received $346 million in net proceeds from the issuance of senior notes. The funds provided by this borrowing were invested in short-term marketable securities until the funds were needed to repay debt obligations that matured during the second quarter of 2004.
      Also contributing to the current period decrease was a $75 million increase in proceeds from divestitures and other sales of assets, primarily attributable to the sale of one of our landfills in Ontario, Canada. A $25 million decrease in net receipts from restricted trust and escrow accounts and an $18 million increase in acquisition spending and capital expenditures, which went from $254 million in 2004 to $272 million in 2005, partially offset the declines in investing activities mentioned above.

      Net Cash Provided by and Used in Financing Activities — The $579 million change in cash flows from financing activities is primarily attributable to the impact of borrowings and debt repayments. During the first quarter of 2005, we repaid $118 million of outstanding debt obligations, an increase of $109 million from the first quarter of 2004. Additionally, during March of 2004, we received $346 million in net proceeds from the issuance of 5.0% senior notes.
      Cash paid for share repurchases increased $75 million, to $99 million during the first quarter of 2005 from $24 million during the corresponding prior year period. Our 2005 share repurchase activity is pursuant to a capital allocation program approved by our Board of Directors that provides management the authorization to purchase up to $1.2 billion, net of dividends paid, of common stock each year during 2005, 2006 and 2007. During the first quarter of 2005, we repurchased 3.5 million shares of our common stock for $102 million under this program. Approximately $3 million of the share repurchases completed in the first quarter of 2005 were settled in cash in April. Future share repurchases under this program will be made at the discretion of management, and will depend on various factors, including our net earnings, financial condition and projected cash requirements.
      The Board of Directors has also announced that it expects dividends to be $0.20 per share per quarter in 2005. On March 24, 2005, we paid our first quarterly dividend under this program to stockholders of record as of March 1, 2005 for an aggregate of $114 million. During the first quarter of 2004, we paid a $0.1875 per common share dividend resulting in an aggregate payment of $109 million. All future dividend declarations are at the discretion of the Board of Directors and depend on factors the Board deems relevant.
Off-Balance Sheet Arrangements
      We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 8 to the condensed consolidated financial statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the period ended March 31, 2005 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.
Seasonal Trends and Inflation
      Our operating revenues tend to be somewhat lower in the winter months, primarily due to the lower volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to decrease during the winter months. Our first and fourth quarter revenues and results of operations typically reflect these seasonal trends. In addition, particularly harsh winter weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of those periods. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we schedule maintenance at our waste-to-energy facilities during the slower winter months.
      While inflationary increases in costs, including the cost of fuel, have affected our operating margins in recent periods, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

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

Changes in Internal Controls
      We maintain a system of internal controls over financial reporting. In the first quarter of 2005, we changed certain of those controls by completing the implementation of a new enterprise-wide capital management system.
PART II.

Item 1.	Legal Proceedings.
      Information regarding our legal proceedings can be found under the “Litigation” section of Note 8, Commitments and Contingencies, to the condensed consolidated financial statements.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
      In October 2004, the Company announced that its Board of Directors approved a capital allocation program that included the authorization of up to $1.2 billion of stock repurchases and dividend payments annually for each of 2005, 2006 and 2007. All of the common stock repurchases made in 2005 have been pursuant to that program. The following table summarizes our first quarter 2005 activity:
Issuer Purchases of Equity Securities

			Total Number of
	Total	Average	Shares Purchased as	Approximate Maximum
	Number of	Price Paid	Part of Publicly	Dollar Value of Shares that
	Shares	per	Announced Plans or	May Yet be Purchased Under
Period	Purchased	Share(a)	Programs	the Plans or Programs(b)

January 1 — 31	1,674,000	$29.04	1,674,000	$1,038 million
February 1 — 28	1,054,791	$29.73	1,054,791	$1,006 million
March 1 — 31(c)	743,361	$29.44	743,361	$984 million

Total	3,472,152	$29.33	3,472,152

a)	This amount represents the weighted average price paid per common share and includes a per share commission paid for all repurchases.

b)	The disclosure of the maximum approximate dollar value of shares yet to be purchased under the program is required by the SEC. These amounts are not necessarily an indication of the amount we intend to repurchase in the remainder of the year. The amount of capital available for share repurchases during 2005 is $1.2 billion, net of dividends paid. In the first quarter 2005, we declared and paid a cash dividend of $0.20 per share to stockholders of record as of March 1, 2005 for an aggregate payment of $114 million. The dollar value of shares yet to be purchased under the program included in the table above includes the effect of the first quarter dividend payment, but does not include the impact of any expected dividend payments in subsequent quarters in 2005.

c)	Shares purchased in March 2005 include 103,200 shares purchased for an aggregate of $3 million pursuant to transactions entered into during the month that were not settled until April 2005.
Item 6.     Exhibit.
      (a) Exhibits:

Exhibit
No.		Description

12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.

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

Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)
Date: April 28, 2005

INDEX TO EXHIBITS

Exhibit
No.		Description

12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.