Form 10-Q
period 2005-06-30
WASTE MANAGEMENT INC
filed 2005-07-28
CIK 823768

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.)     Yes ☑          No ☐
      The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 25, 2005 was 562,101,115 (excluding treasury shares of 68,181,346).

PART I.

ITEM 1.	Financial Statements.
WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)
ASSETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
Current assets:
Cash and cash equivalents	$481	$424
Accounts receivable, net of allowance for doubtful accounts of $55 and $61, respectively	1,693	1,717
Notes and other receivables	229	232
Parts and supplies	95	90
Deferred income taxes	55	58
Prepaid expenses and other assets	274	298

Total current assets	2,827	2,819
Property and equipment, net of accumulated depreciation and amortization of $10,897 and $10,525, respectively	11,309	11,476
Goodwill	5,351	5,301
Other intangible assets, net	151	152
Other assets	1,056	1,157

Total assets	$20,694	$20,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$600	$772
Accrued liabilities	1,465	1,586
Deferred revenues	473	463
Current portion of long-term debt	215	384

Total current liabilities	2,753	3,205
Long-term debt, less current portion	8,216	8,182
Deferred income taxes	1,337	1,380
Landfill and environmental remediation liabilities	1,178	1,141
Other liabilities	719	744

Total liabilities	14,203	14,652

Minority interest in subsidiaries and variable interest entities	294	282

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,483	4,481
Retained earnings	3,453	3,004
Accumulated other comprehensive income	59	69
Restricted stock unearned compensation	(2)	(4)
Treasury stock at cost, 67,281,721 and 60,069,777 shares, respectively	(1,802)	(1,585)

Total stockholders’ equity	6,197	5,971

Total liabilities and stockholders’ equity	$20,694	$20,905

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues	$3,289	$3,138	$6,327	$6,034

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	2,173	2,040	4,217	3,960
Selling, general and administrative	313	317	643	633
Depreciation and amortization	346	348	667	673
Asset impairments and unusual items	(6)	(9)	(29)	(18)

	2,826	2,696	5,498	5,248

Income from operations	463	442	829	786

Other income (expense):
Interest expense	(128)	(119)	(244)	(232)
Interest income	6	7	12	10
Equity in net losses of unconsolidated entities	(26)	(24)	(52)	(43)
Minority interest	(11)	(9)	(21)	(16)
Other, net	1	—	1	(2)

	(158)	(145)	(304)	(283)

Income before income taxes and cumulative effect of change in accounting principle	305	297	525	503
Provision for (benefit from) income taxes	(222)	81	(152)	143

Income before cumulative effect of change in accounting principle	527	216	677	360
Cumulative effect of change in accounting principle, net of income tax expense of $5 for the six months ended June 30, 2004	—	—	—	8

Net income	$527	$216	$677	$368

Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$0.93	$0.37	$1.19	$0.62
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.93	$0.37	$1.19	$0.63

Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$0.92	$0.37	$1.18	$0.62
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.92	$0.37	$1.18	$0.63

Cash dividends per common share	$0.20	$0.19	$0.40	$0.38

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

Cash flows from operating activities:
Net income	$677	$368
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(8)
Provision for bad debts	21	23
Depreciation and amortization	667	673
Deferred income tax provision	(40)	90
Minority interest	21	16
Equity in net losses of unconsolidated entities, net of distributions	37	31
Net gain on disposal of assets	(3)	(8)
Effect of asset impairments and unusual items	(29)	(18)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	—	(104)
Prepaid expenses and other current assets	(18)	(24)
Other assets	(10)	(10)
Accounts payable and accrued liabilities	(229)	(25)
Deferred revenues and other liabilities	9	15

Net cash provided by operating activities	1,103	1,019

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(91)	(98)
Capital expenditures	(493)	(526)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	124	56
Purchases of short-term investments	(225)	(933)
Proceeds from sales of short-term investments	202	768
Net receipts from restricted trust and escrow accounts	206	176
Other, net	(16)	12

Net cash used in investing activities	(293)	(545)

Cash flows from financing activities:
New borrowings	8	348
Debt repayments	(234)	(369)
Common stock repurchases	(278)	(108)
Cash dividends	(228)	(218)
Exercise of common stock options and warrants	51	120
Minority interest distributions paid	(8)	(18)
Other, net	(65)	(53)

Net cash used in financing activities	(754)	(298)

Effect of exchange rate changes on cash and cash equivalents	1	(2)

Increase in cash and cash equivalents	57	174
Cash and cash equivalents at beginning of period	424	217

Cash and cash equivalents at end of period	$481	$391

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated	Restricted
	Common Stock		Additional		Other	Stock	Treasury Stock
			Paid-In	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Shares	Amount

Balance, December 31, 2003	630,282	$6	$4,501	$2,497	$(14)	$—	(54,164)	$(1,388)
Net income	—	—	—	939	—	—	—	—
Cash dividends	—	—	—	(432)	—	—	—	—
Common stock issued upon exercise of stock options and warrants and grants of restricted stock, including tax benefit of $37	—	—	(23)	—	—	(5)	10,019	259
Earned compensation related to restricted stock	—	—	—	—	—	1	—	—
Common stock repurchases	—	—	—	—	—	—	(16,541)	(472)
Unrealized losses resulting from changes in fair value of derivative instruments, net of tax benefit of $11	—	—	—	—	(17)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $6	—	—	—	—	10	—	—	—
Unrealized gains on marketable securities, net of taxes of $2	—	—	—	—	2	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	88	—	—	—
Other	—	—	3	—	—	—	616	16

Balance, December 31, 2004	630,282	6	4,481	3,004	69	(4)	(60,070)	(1,585)

Net income	—	—	—	677	—	—	—	—
Cash dividends	—	—	—	(228)	—	—	—	—
Common stock issued upon exercise of stock options and warrants, including tax benefit of $8	—	—	(6)	—	—	—	2,411	64
Earned compensation related to restricted stock	—	—	—	—	—	2	—	—
Common stock repurchases	—	—	—	—	—	—	(9,942)	(290)
Unrealized gains resulting from changes in fair value of derivative instruments, net of taxes of $6	—	—	—	—	9	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $3	—	—	—	—	5	—	—	—
Unrealized gains on marketable securities, net of taxes of $0	—	—	—	—	1	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	(25)	—	—	—
Other	—	—	8	—	—	—	319	9

Balance, June 30, 2005	630,282	$6	$4,483	$3,453	$59	$(2)	(67,282)	$(1,802)

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation, our wholly-owned and majority-owned subsidiaries and certain variable interest entities for which we have determined that we are the primary beneficiary. Waste Management, Inc. is a holding company that conducts all of its operations through subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc. and all of its consolidated subsidiaries. When we use the term “WMI,” we are referring only to the parent holding company.
      WMI was incorporated in Oklahoma in 1987 under the name “USA Waste Services, Inc.” and was reincorporated as a Delaware company in 1995. In a 1998 merger, the Illinois-based waste services company formerly known as Waste Management, Inc. became a wholly-owned subsidiary of WMI and changed its name to Waste Management Holdings, Inc. (“WM Holdings”). At the same time, our parent holding company changed its name from USA Waste Services to Waste Management, Inc. Like WMI, WM Holdings is a holding company that conducts all of its operations through subsidiaries. For more detail on the financial position, results of operations and cash flows of WMI, WM Holdings and their subsidiaries, see Note 11.
      The Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2005 are unaudited. In the opinion of management, these financial statements include all adjustments, which are generally of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
      Reclassifications — Certain reclassifications have been made in the accompanying financial statements to conform prior year financial information with the current period presentation.
      During the first quarter of 2004, we began making investments in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. Through December 31, 2004, we included these investments in “Cash and cash equivalents.” As a result of recent guidance associated with these types of securities, we determined that these investments were more appropriately classified as short-term investments, which are a component of “Prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets. Accordingly, in our accompanying Condensed

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Financial Statements we have (i) decreased our “Cash and cash equivalents” and increased our “Prepaid expenses and other assets” by $19 million at December 31, 2004 and $162 million at June 30, 2004; and (ii) reflected the gross purchases and sales of these investments within “Cash flows from investing activities” in our Statements of Cash Flows. Additionally, in our 2004 Condensed Consolidated Statement of Cash Flows, relatively insignificant purchases and sales of other short-term investments were included on a net basis within “Cash flows from investing activities — Other.” This additional activity has also been reflected within purchases and sales of short-term investments in the accompanying Condensed Consolidated Statements of Cash Flows.

2.	Landfill and Environmental Remediation Liabilities

Landfill
      We have material financial commitments with respect to asset retirement obligations at our landfills. These obligations include the following activities:

•	Final capping — Involves the installation of flexible membrane and geosynthetic clay liners, drainage equipment and compacted soil layers and topsoil over areas of a landfill where total airspace capacity has been consumed. Final capping asset retirement obligations are recorded on a units-of-consumption basis as airspace associated with each discrete capping event is consumed with a corresponding increase in the landfill asset.

•	Closure — Includes the construction of the final portion of methane gas collection systems (when required), demobilization and routine maintenance costs. These are costs incurred after the site ceases to accept waste, but before the landfill is certified as closed by the applicable state regulatory agency. These costs are accrued as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset.

•	Post-closure — Involves the maintenance and monitoring of a landfill site that has been certified closed by the applicable regulatory agency. Generally, we are required to maintain and monitor landfill sites for a 30-year period. These maintenance and monitoring costs are accrued as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset.
      We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value under the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques. In general, we contract with third parties to fulfill our obligations for final capping, closure and post-closure. Therefore, we have access to quoted and actual prices paid for similar work on which to base the fair value of these obligations. We are required to recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves. In those instances where we perform the work with internal resources, the added profit margin is recognized as a component of operating income when the work is performed.
      Additionally, an estimate of fair value should also include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when using discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In the waste industry, there is generally not a market for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, we do not believe that it is possible to develop a methodology to reliably estimate a market risk premium. We have excluded any such market risk premium from our determination of expected cash flows for landfill asset retirement obligations.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the three and six months ended June 30, 2005 and 2004, we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to that individual asset retirement obligation. The weighted-average rate applicable to our asset retirement obligations at June 30, 2005 is between 6.00% and 7.25%, the range of the credit-adjusted, risk-free discount rates effective since adopting SFAS No. 143 in 2003.
      We record the estimated fair value of final capping, closure and post-closure liabilities for our landfills based on the capacity consumed through the current period. The fair value of final capping obligations is developed based on our estimates of the airspace consumed to date for each final capping event and the expected timing of each final capping event. The fair value of closure and post-closure obligations is developed based on our estimates of the airspace consumed to date for the entire landfill and the expected timing of each closure and post-closure activity. Because these obligations are measured at estimated fair value using present value techniques, changes in the estimated cost or timing of future final capping, closure and post-closure activities could result in a material change in these liabilities, related assets and results of operations. We assess the appropriateness of the estimates used to develop our recorded balances annually, unless there are indications that a more frequent review is appropriate.
      Changes in inflation rates or the estimated cost, timing or extent of future final capping, closure and post-closure activities typically result in both (i) a current adjustment to the recorded liability and landfill asset; and (ii) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of either the related discrete capping event or the landfill. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our amortization policy, which would generally result in amortization expense being recognized prospectively over the remaining capacity of the final capping event or the landfill, as appropriate. Changes in such estimates associated with airspace that has been fully utilized result in an adjustment to the recorded liability and a corresponding adjustment to landfill airspace amortization expense.
      Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in “Operating” costs and expenses within our Condensed Consolidated Statements of Operations.
      In the United States, the final capping, closure and post-closure requirements are established by the Environmental Protection Agency (“EPA”) and applied on a state-by-state basis. The costs to comply with these requirements could change materially as a result of future legislation or regulation.

Environmental Remediation
      We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on applicable estimates and assumptions. There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $170 million higher on a discounted basis than the $317 million recorded in the Condensed Consolidated Financial Statements as of June 30, 2005.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Through June 30, 2005, we had been notified that we are a potentially responsible party (“PRP”) in connection with 73 locations listed on the EPA’s National Priorities List (“NPL”). Of the 73 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own were initially developed by others as land disposal facilities. At each of the owned facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at, or near, the time that we make the remedial expenditures. The 57 NPL sites at which claims have been made against us and that we do not own are at different procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is known as CERCLA or Superfund. At some of these sites, our liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At other sites, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain. Any of these matters could potentially have a material adverse effect on our consolidated financial statements.
      Estimating our degree of responsibility for remediation of a particular site is inherently difficult and determining the method and ultimate cost of remediation requires that a number of assumptions be made. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities that could be material. Additionally, our ongoing review of our remediation liabilities could result in revisions that could cause upward or downward adjustments to operating costs and expenses. These adjustments could also be material in any given period.
      Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (by 2.5% at June 30, 2005 and December 31, 2004) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for United States Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation (4.25% at both June 30, 2005 and December 31, 2004). We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. For remedial liabilities that have been discounted, we recognize interest accretion on a monthly basis to the period of settlement, based on the effective interest method. Periodic interest accretion is included as a component of “Operating” costs and expenses in our Condensed Consolidated Statements of Operations.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Statement Impact of Landfill and Environmental Remediation Obligations
      Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2005			December 31, 2004

		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$107	$64	$171	$100	$62	$162
Long-term	925	253	1,178	879	262	1,141

	$1,032	$317	$1,349	$979	$324	$1,303

      The changes to landfill and environmental remediation liabilities for the year ended December 31, 2004 and the six months ended June 30, 2005 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2003	$958	$332
Obligations incurred and capitalized	61	—
Obligations settled	(83)	(31)
Interest accretion	64	11
Revisions in estimates	(18)	8
Acquisitions, divestitures and other adjustments	(3)	4

December 31, 2004	979	324
Obligations incurred and capitalized	29	—
Obligations settled	(16)	(16)
Interest accretion	32	5
Revisions in estimates	10	4
Acquisitions, divestitures and other adjustments	(2)	—

June 30, 2005	$1,032	$317

      At several of our landfills, we provide financial assurance by depositing cash into restricted escrow accounts or trust funds that have been established to settle closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $216 million at June 30, 2005, and is primarily included as a component of “Other assets” in our Condensed Consolidated Balance Sheet. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iii) acquisitions or divestitures of landfills; and (iv) changes in the fair value of the financial instruments held in the trust fund or escrow account.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Debt

Debt
      The following table summarizes the major components of debt at each balance sheet date (in millions):

	June 30,	December 31,
	2005	2004

Revolving credit facility	$—	$—
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.00% to 8.75% (weighted average interest rate of 7.0% at June 30, 2005 and at December 31, 2004)(a),(b)	5,235	5,344
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 2.2% to 7.4% (weighted average interest rate of 3.8% at June 30, 2005 and 3.6% at December 31, 2004)(c)	2,145	2,047
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 2.3% to 9.3% (weighted average interest rate of 5.2% at June 30, 2005 and at December 31, 2004)	495	496
5.75% convertible subordinated notes due 2005(d)	—	35
Capital leases and other, maturing through 2027, interest rates up to 12%	556	644

	8,431	8,566
Less current portion	215	384

	$8,216	$8,182

a)	On May 15, 2005, $100 million of 7.0% senior notes and $3 million of 6.65% senior notes matured and were repaid with cash on hand.

b)	We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of June 30, 2005, the interest payments on $2.35 billion of our fixed-rate senior notes have been swapped to variable rates. There has been a $7 million decrease in the carrying value of our senior notes from December 31, 2004 as a result of hedge accounting for our interest rate derivatives.

c)	In April 2005, we issued $100 million of tax-exempt bonds that mature in 2025. The proceeds from this debt issuance were deposited directly into a trust fund and may only be used to fund the acquisition and development of solid waste disposal facilities. Accordingly, the restricted funds provided by this financing activity have not been included in “New borrowings” in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005.

d)	Our 5.75% convertible subordinated notes were repaid with cash on hand at maturity on January 24, 2005.

Debt Covenants
      Our revolving credit facility and certain other financing agreements contain financial covenants. The most restrictive of these financial covenants are contained in our revolving credit facility. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the revolving credit facility:

	Requirement	June 30,	December 31,
Covenant	per Facility	2005	2004

Interest coverage ratio	>2.75 to 1	3.7 to 1	3.5 to 1
Total debt to EBITDA	<3.5 to 1	2.7 to 1	2.8 to 1
      Our revolving credit facility and senior notes also contain certain restrictions intended to monitor our level of indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
typical for our business. As of June 30, 2005, we were in compliance with the covenants and restrictions under all of our debt agreements.

4.	Income Taxes
      The current tax obligations associated with the provision for income taxes recorded in the Statements of Operations are reflected in the accompanying Condensed Consolidated Balance Sheets as a component of “Accrued liabilities,” and the deferred tax obligations are reflected in “Deferred income taxes.”
      The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2005 is primarily due to (i) favorable effects of tax audit settlements; and (ii) the favorable impact of non-conventional fuel tax credits; offset in part by (iii) the effect of our expected repatriation of accumulated earnings from certain of our Canadian subsidiaries; (iv) state and local income taxes; and (v) the impact of nondeductible goodwill associated with our divestitures. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2004 is primarily due to the favorable impact of non-conventional fuel tax credits and favorable tax audit settlements, offset in part by state and local income taxes. We continue to evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.
      Tax audit settlements — The settlement of several tax audits resulted in a reduction in income tax expense of $345 million, or $0.61 per diluted share, for the three months ended June 30, 2005 and $347 million, or $0.61 per diluted share, for the six months ended June 30, 2005. The reduction in income taxes recognized is primarily attributable to the associated reduction in our accrued tax and related accrued interest liabilities. These tax audit settlements resulted in a 113.5 percentage point reduction in our effective tax rate for the three months ended June 30, 2005 and a 66.1 percentage point reduction in our effective tax rate for the six months ended June 30, 2005. For information regarding the status of current audit activity refer to Note 8.
      Non-conventional fuel tax credits — The favorable impact of non-conventional fuel tax credits has been derived from our landfills and our investments in two coal-based, synthetic fuel production facilities (the “Facilities”), which are discussed in more detail below. The fuel generated from our landfills and the Facilities qualifies for tax credits through 2007 pursuant to section 29 of the Internal Revenue Code, and may be phased-out if the price of oil exceeds a threshold annual average price determined by the U.S. Internal Revenue Service.
      The tax credits generated by our landfills are provided by our Renewable Energy Program, under which we develop, operate and promote the beneficial use of landfill gas. Our recorded taxes for the three and six months ended June 30, 2005 include benefits of $9 million and $13 million, respectively, from tax credits generated by our landfill gas-to-energy projects. Our recorded taxes for the three and six months ended June 30, 2004 also include $8 million and $13 million, respectively, from tax credits generated by our landfill gas-to-energy projects.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the first and second quarters of 2004, we acquired minority ownership interests in the Facilities, which result in the recognition of our pro-rata share of the Facilities’ losses, the amortization of our initial investments and additional expense associated with other estimated obligations being recorded as “Equity in net losses of unconsolidated entities” within our Statements of Operations. The following table summarizes the impact of our investments in the Facilities on our Statements of Operations for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Equity in losses of unconsolidated entities	$(27)	$(26)	$(55)	$(45)
Interest expense	(2)	(2)	(4)	(4)
Benefit from income taxes(a)	38	35	67	54

Net income	$9	$7	$8	$5

a)	The reduction in our “Provision for (benefit from) income taxes” attributable to the Facilities includes benefits from tax credits of $27 million and $44 million for the three and six months ended June 30, 2005, respectively, and $24 million and $35 million for the three and six months ended June 30, 2004, respectively.
     The equity losses and associated tax benefits would not have been incurred if we had not acquired the minority ownership interest in the Facilities. In addition, if the tax credits generated by the Facilities were no longer allowable under Section 29 of the Internal Revenue Code, we would no longer incur these losses.
      Repatriation of earnings in foreign subsidiaries — On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) became law. A provision of the Act allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate during 2005. We have decided to repatriate accumulated earnings and capital from certain of our Canadian subsidiaries in accordance with this provision, which were previously accounted for as permanently reinvested in accordance with APB Opinion No. 23, Accounting for Income Taxes — Special Areas. Currently, we expect to repatriate approximately $485 million of our accumulated foreign earnings and capital under the terms of a domestic reinvestment plan that was approved by our Chief Executive Officer and Board of Directors during the second quarter of 2005. Our current period benefit from taxes has been partially offset by the accrual of $34 million in tax expense attributable to our planned repatriation.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income
      Comprehensive income represents all changes in our equity except for changes resulting from investments by, and distributions to, stockholders. Comprehensive income for the three and six months ended June 30, 2005 and June 30, 2004 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income	$527	$216	$677	$368

Other comprehensive loss:
Unrealized gains (losses) resulting from changes in fair value of derivative instruments, net of taxes	3	(2)	9	(9)
Realized losses on derivative instruments reclassified into earnings, net of taxes	3	3	5	5
Unrealized gains (losses) on marketable securities, net of taxes	2	(2)	1	—
Translation adjustment of foreign currency statements	(16)	(15)	(25)	(26)

Other comprehensive loss	(8)	(16)	(10)	(30)

Comprehensive income	$519	$200	$667	$338

      The components of accumulated other comprehensive income were as follows (in millions):

	June 30,	December 31,
	2005	2004

Accumulated unrealized loss on derivative instruments, net of tax benefit	$(35)	$(49)
Accumulated unrealized gain on marketable securities, net of taxes	4	3
Cumulative translation adjustment of foreign currency statements	90	115

	$59	$69

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share
      The following reconciles the number of shares outstanding at June 30 of each year to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purpose of calculating basic and diluted earnings per share. The table also provides the number of shares of common stock potentially issuable at the end of each period and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (shares in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Number of common shares outstanding at end of period	563.0	580.0	563.0	580.0
Effect of using weighted average common shares outstanding	3.3	0.2	4.6	(1.2)

Weighted average basic common shares outstanding	566.3	580.2	567.6	578.8
Dilutive effect of equity-based compensation awards, warrants and other contingently issuable shares	3.8	5.2	3.7	5.3

Weighted average diluted common shares outstanding	570.1	585.4	571.3	584.1

Potentially issuable shares	41.9	49.7	41.9	49.7
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	15.2	9.7	15.2	18.2

7.	Stock-Based Compensation, Common Stock Dividends and Common Stock Repurchases

Stock-Based Compensation
      Pursuant to our 2004 Stock Incentive Plan, we have the ability to issue various forms of equity-based compensation on terms and conditions determined by the Compensation Committee of our Board of Directors. As a result of both the changes in accounting for share-based payments as discussed in Note 12 and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, our Board of Directors recently approved a substantial change in the form of awards that we grant. In prior years, stock option awards were the primary form of equity-based compensation. Currently, we do not intend to include stock option awards as a component of our future long-term incentive plans.
      During the six months ended June 30, 2005, we granted approximately 750,000 restricted stock units and approximately 760,000 performance share units to selected participants under our 2004 Stock Incentive Plan. The restricted stock units vest ratably over a four-year period, and unvested units are subject to forfeiture in the event of voluntary or for-cause termination. The restricted stock units become immediately vested in the event of an employee’s death or disability and continue to vest for up to 36-months following an employee’s retirement. The performance share units are payable in shares of common stock based on the achievement of certain financial measures, after the end of a three-year performance period. The performance share units are also payable to an employee (or his beneficiary) upon death, disability or retirement as if that employee had remained employed until the end of the performance period, but are subject to forfeiture in the event of voluntary or for-cause termination.
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

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Compensation expense included in reported net income associated with restricted stock, restricted stock units and performance share units was $5 million, or $3 million net of tax, for the three months ended June 30, 2005 and $11 million, or $7 million net of tax, for the six months ended June 30, 2005. Approximately $5 million, or $3 million net of tax, of the current year’s expense is associated with the recognition of compensation costs for restricted stock, restricted stock units and performance share units that were granted to employees who were either eligible for retirement at the date of grant or have become eligible for retirement during the vesting period. As discussed above, the provisions of these awards provide for continued vesting upon retirement and, as a result, the future vesting is considered non-substantive. Accordingly, compensation expense associated with the portion of restricted stock, restricted stock unit and performance share unit grants that does not require future service has been recognized immediately. As restricted stock, restricted stock units and performance share units were not a significant component of our stock incentive plan in 2004, compensation costs included in reported net income for the three and six months ended June 30, 2004 were approximately $1 million, net of tax.
      The following schedule reflects the pro forma impact on net income and earnings per share of accounting for our equity-based compensation using SFAS No. 123, Accounting for Stock-Based Compensation, which would result in the recognition of compensation expense for the fair value of stock option grants (in millions, except per share amounts). For purposes of measuring compensation expense on a pro forma basis, we have estimated the fair value of stock option grants using the Black-Scholes option-pricing model.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Reported net income	$527	$216	$677	$368
Less: compensation expense per SFAS No. 123, net of tax benefit	10	15	24	28

Pro forma net income	$517	$201	$653	$340

Basic earnings per common share:
Reported net income	$0.93	$0.37	$1.19	$0.63
Less: compensation expense per SFAS No. 123, net of tax benefit	0.02	0.03	0.04	0.05

Pro forma net income	$0.91	$0.34	$1.15	$0.58

Diluted earnings per common share:
Reported net income	$0.92	$0.37	$1.18	$0.63
Less: compensation expense per SFAS No. 123, net of tax benefit	0.02	0.03	0.04	0.05

Pro forma net income	$0.90	$0.34	$1.14	$0.58

      As discussed above, in accordance with APB No. 25 and its interpretations, compensation expense attributable to equity-based awards is recognized on a straight-line basis over the service or employment period required for an employee to vest in his award. This attribution method results in the immediate recognition of compensation expense for the portion of any equity-based award that does not require future service or employment. The adjustments for compensation expense per SFAS No. 123, net of tax benefit

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
included in the table above do not reflect this attribution method. We are currently in the process of assessing the impact of non-substantive vesting provisions on our pro forma financial information.
      In accordance with SFAS No. 123 (revised 2004), Share Based Payment, and the Securities and Exchange Commission’s rule amending the compliance dates of the Statement, we will begin to recognize compensation expense for equity-based compensation using the fair value method in 2006, as discussed in Note 12.

Common Stock Dividends and Repurchases
      In October 2004, our Board of Directors approved a capital allocation program that provides for up to $1.2 billion in aggregate dividend payments and share repurchases each year during 2005, 2006 and 2007. Aggregate dividend payments and share repurchases under this program were $302 million during the three months ended June 30, 2005 and $518 million during the six months ended June 30, 2005.
      The Board of Directors declared a $0.20 per share dividend in both the first and second quarters of 2005. The first quarter dividend was paid on March 24, 2005 to shareholders of record as of March 1, 2005 for an aggregate of $114 million. The second quarter dividend was paid on June 24, 2005 to shareholders of record as of June 1, 2005 for an aggregate of $114 million. In each of the first and second quarters of 2004, we declared and paid a dividend of $0.1875 per share, which resulted in aggregate cash payments of $109 million for the three months ended June 30, 2004 and $218 million for the six months ended June 30, 2004.
      All future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, projected cash requirements and other factors the Board may deem relevant. Based on shares outstanding as of June 30, 2005, continued quarterly dividend declarations by our Board of Directors of $0.20 per share would result in total dividend payments of approximately $453 million in 2005.
      During the six months ended June 30, 2005, we repurchased 9.9 million shares of our common stock for $290 million, of which $12 million was settled in July 2005. During the six months ended June 30, 2004, we repurchased 3.1 million shares of our common stock at a cost of $89 million, of which $5 million was settled in July 2004. In addition, we paid $24 million in January 2004 to settle repurchases made in December 2003. Future share repurchases will be made at the discretion of management, and will depend on similar factors to those considered by the Board in making dividend declarations.

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

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Because virtually no claims have been made against the financial instruments we use to support our obligations, and considering our current financial position, management does not expect that any claims against or draws on these instruments would have a material adverse effect on our consolidated financial statements. We have not experienced any unmanageable difficulty in obtaining the required financial assurance instruments for our current operations. In an ongoing effort to mitigate risks of future cost increases and reductions in available capacity, we continue to evaluate various options to access cost-effective sources of financial assurance.
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
      For the 14 months ended January 1, 2000, we insured certain risks, including auto, general liability and workers’ compensation, with Reliance National Insurance Company, whose parent filed for bankruptcy in June 2001. In October 2001, the parent and certain of its subsidiaries, including Reliance National Insurance Company, were placed in liquidation. We believe that because of various state insurance guarantee funds and probable recoveries from the liquidation, currently estimated to be $19 million, it is unlikely that events relating to Reliance will have a material adverse impact on our financial statements.
      We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.
      Guarantees — We have entered into the following guarantee agreements associated with our operations:

•	As of June 30, 2005, WM Holdings, one of WMI’s wholly-owned subsidiaries, has fully and unconditionally guaranteed WMI’s senior indebtedness that matures through 2032. WMI has fully and unconditionally guaranteed the senior indebtedness of WM Holdings that matures through 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our Condensed Consolidated Balance Sheets. See Note 11 for further information.

•	WMI has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, WMI will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our Condensed Consolidated Balance Sheets. See Note 3 for information related to the balances and maturities of our tax-exempt bonds.

•	We have guaranteed certain financial obligations of unconsolidated entities. The related obligations, which mature through 2020, are not recorded on our Condensed Consolidated Balance Sheets. As of June 30, 2005, our maximum future obligation associated with these guarantees is approximately $25 million. However, we have ongoing projects with the guaranteed entities and believe that it is not likely that we will be required to perform under these guarantees.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	We have issued a $28.6 million letter of credit to support the debt of a surety bonding company. This guarantee was initially established during the third quarter of 2003, and at that time we determined that we are the primary beneficiary of this entity under the provisions of FIN 46. As a result, since the third quarter of 2003, this entity has been consolidated into our financial statements and the guaranteed obligation is included as a component of “Long-term debt” in our Condensed Consolidated Balance Sheets.

•	WM Holdings has guaranteed all reimbursement obligations of WMI under its $350 million letter of credit facility and $295 million letter of credit and term loan agreements. Under those facilities, WMI must reimburse the entities funding the facilities for any draw on a letter of credit supported by the facilities. As of June 30, 2005, we had $633 million in outstanding letters of credit under these facilities.

•	In connection with the $350 million letter of credit facility, WMI and WM Holdings guaranteed the interest rate swaps entered into by the entity funding the letter of credit facility. The probability of loss for the guarantees was determined to be remote and the fair value of the guarantees is immaterial to our financial position and results of operations.

•	Certain of our subsidiaries have guaranteed the market value of certain homeowners’ properties that are adjacent to our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference between the sale value and the guaranteed market value of the homeowners’ properties, if any. Generally, it is not possible to determine the contingent obligation associated with these guarantees, but we do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities.

•	WMI and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided and liabilities as obligations are incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.
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

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Three groups of stockholders have filed separate lawsuits in state courts in Texas and federal court in Illinois against us and certain of our former officers. The lawsuit filed in Illinois was subsequently transferred to federal court in Texas. The petitions allege that the plaintiffs are substantial holders of the Company’s common stock who intended to sell their stock in 1999, or to otherwise protect themselves against loss, but that the public statements we made regarding our prospects, and in some instances statements made by the individual defendants, were false and misleading and induced the plaintiffs to retain their stock or not to take other protective measures. The plaintiffs assert that the value of their retained stock declined dramatically and that they incurred significant losses. The plaintiffs assert claims for fraud, negligent misrepresentation, and conspiracy. The first of these cases was dismissed by summary judgment by a Texas state court in March

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2002. That dismissal was ultimately upheld by the appellate court. The plaintiffs have appealed this decision to the highest state court in Texas. The second case also filed in state court is stayed pending resolution of the first case, and we intend to continue to vigorously defend ourselves against these claims. In March 2004, the court granted our motion to dismiss the third case, which was pending in federal court, and the dismissal was affirmed by the Fifth Circuit Court of Appeal in April 2005. Finally, another shareholder has sued the Company in Louisiana making allegations similar to those made in the securities class action referred to above and by the plaintiff claiming damages for having held stock. The case has been removed to federal court and transferred to Texas where we are seeking a dismissal.
      The Company is currently defending allegations related generally to the termination of two separate joint ventures to which one of our wholly-owned subsidiaries was a party. The claims in both proceedings involve the value of the joint ventures. The joint venture relationships have ended and the contributed assets have been divested by the Company. The Company is defending itself vigorously in each of these proceedings, in which the parties are seeking a variety of remedies ranging from monetary damages to unwinding the transaction. However, the nature and extent of possible remedies or damages cannot be determined at this time. Both of these matters have been fully tried and we are awaiting final rulings.
      From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2005, there were four proceedings involving our subsidiaries where we reasonably believe that the sanctions could exceed $100,000. The matters involve allegations that subsidiaries (i) improperly operated a solid waste landfill by failing to maintain required records, properly place and cover waste and adhere to proper leachate levels; (ii) failed to comply with air permit and emission limit requirements at an operating landfill; (iii) caused excess odors and exceeded certain sewer discharge limitations and landfill gas emission limit requirements at an operating landfill; and (iv) violated federal and state air pollution control statutes and rules, state solid waste and ground water protection statutes and rules and state permits at an operating landfill. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.
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

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      We are involved in routine civil litigation and governmental proceedings, including litigation involving former employees and competitors arising in the ordinary course of our business. We do not believe that any such matters will ultimately have a material adverse impact on our consolidated financial statements.
      Tax matters — We are currently under audit by the IRS and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. During the second quarter of 2005, we concluded the appeals phase of IRS audits for the years 1997 through 2000. The current period financial statement impact of concluding these audits is discussed in Note 4. In addition, during the fourth quarter of 2004, we concluded an IRS audit for 2001. We are currently in the examination phase of the IRS audit for the years 2002 and 2003. This audit should be completed within the next 12 to 18 months. To provide for potential tax exposures, we maintain an allowance for tax contingencies, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.
      Capitalized software costs — We are currently assessing our options with respect to the implementation of a revenue management system with an accumulated cost basis at June 30, 2005 of approximately $80 million. There are certain reasonably possible implementation alternatives that could result in a significant impairment of this asset. We currently expect to conclude our assessment of the implementation approach for a revenue management system during the second half of 2005.

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
      Early in the third quarter of 2004, we implemented a market realignment that consisted of moving our Ohio operations to the Midwest Group and our Kentucky operations to the Southern Group, both of which were previously in the Eastern Group. As a result of the realignment, we have reclassified the operating results of the Ohio and Kentucky Market Areas in the following tables to provide segment financial information that appropriately reflects our current approach to managing operations.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized financial information concerning our reportable segments for the three and six months ended June 30 is shown in the following tables (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Three Months Ended:	Revenues	Revenues(c)	Revenues(d)	Operations(e),(f)

June 30, 2005
Canadian	$172	$(15)	$157	$15
Eastern	945	(211)	734	67
Midwest	711	(133)	578	104
Southern	888	(142)	746	186
Western	723	(101)	622	122
Wheelabrator	214	(15)	199	69
Recycling	211	(8)	203	6
Other NASW(a)	73	(23)	50	(7)

Total NASW	3,937	(648)	3,289	562
Corporate and Other(b)	—	—	—	(99)

Total	$3,937	$(648)	$3,289	$463

June 30, 2004
Canadian	$157	$(16)	$141	$19
Eastern	928	(205)	723	91
Midwest	700	(137)	563	95
Southern	838	(131)	707	162
Western	676	(90)	586	91
Wheelabrator	211	(14)	197	81
Recycling	189	(5)	184	12
Other NASW(a)	56	(19)	37	(7)

Total NASW	3,755	(617)	3,138	544
Corporate and Other(b)	—	—	—	(102)

Total	$3,755	$(617)	$3,138	$442

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net
Six Months	Operating	Operating	Operating	Income from
Ended:	Revenues	Revenues(c)	Revenues(d)	Operations(e),(f)

June 30, 2005
Canadian	$325	$(28)	$297	$67
Eastern	1,757	(378)	1,379	128
Midwest	1,340	(246)	1,094	183
Southern	1,749	(276)	1,473	355
Western	1,403	(200)	1,203	212
Wheelabrator	416	(31)	385	124
Recycling	416	(17)	399	8
Other NASW(a)	140	(43)	97	(20)

Total NASW	7,546	(1,219)	6,327	1,057
Corporate and Other(b)	—	—	—	(228)

Total	$7,546	$(1,219)	$6,327	$829

June 30, 2004
Canadian	$298	$(30)	$268	$30
Eastern	1,738	(372)	1,366	153
Midwest	1,313	(249)	1,064	161
Southern	1,654	(259)	1,395	325
Western	1,315	(176)	1,139	183
Wheelabrator	407	(28)	379	126
Recycling	361	(10)	351	17
Other NASW(a)	111	(39)	72	(12)

Total NASW	7,197	(1,163)	6,034	983
Corporate and Other(b)	—	—	—	(197)

Total	$7,197	$(1,163)	$6,034	$786

a)	Other NASW revenues are generally generated from services provided throughout our operating Groups for in-plant services, methane gas recovery and certain third party sub-contract and administration revenues managed by our National Accounts and Upstream organizations. Other NASW operating results reflect the combined impact of (i) the services described above; (ii) non-operating entities that provide financial assurance and self-insurance support for the operating Groups or financing for our Canadian Group; and (iii) certain quarter-end adjustments related to the reportable segments that are not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our seven operating Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with (i) our long-term incentive program; and (ii) managing our Non-NASW divested operations, which primarily includes administrative expenses and the impact of revisions to our estimated obligations.

c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

d)	Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions also tend to increase during the summer months. Additionally, certain destructive weather conditions, such as the hurricanes experienced during the third quarter of 2004, actually increase our revenues in the areas affected, although these revenues are often low margin due to high start-up costs and other special circumstances related to disaster clean-up. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e)	The operating results of our reportable segments generally reflect the impact the various lines of business and markets in which we operate can have on the Company’s consolidated operating results. The income from operations provided by our five geographic segments is generally indicative of the margins provided by our collection, landfill and transfer businesses, although these groups do provide recycling and other services that can affect these trends. The operating margins provided by our Wheelabrator segment (waste-to-energy facilities) have historically been higher than the margins provided by our base business generally due to the combined impact of long-term disposal and energy contracts and the disposal demands of the region in which our facilities are concentrated. Income from operations provided by our Recycling segment generally reflects operating margins typical of the recycling industry, which tend to be significantly lower than those provided by our base business.

f)	For those items included in the determination of income from operations, the accounting policies of our segments are generally the same as those described in the summary of significant accounting policies included in our December 31, 2004 Form 10-K.
The table below shows the total revenues contributed by our principal lines of business (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Collection	$2,168	$2,059	$4,225	$4,023
Landfill	791	773	1,467	1,437
Transfer	463	441	850	810
Wheelabrator	214	211	416	407
Recycling and other(a)	301	271	588	520
Intercompany(b)	(648)	(617)	(1,219)	(1,163)

Operating revenues	$3,289	$3,138	$6,327	$6,034

a)	In addition to the revenue generated by our Recycling Group, we have included revenues generated within our five geographic operating Groups derived from recycling, methane gas operations and Port-O-Let® services in the “recycling and other” line-of-business.

b)	Intercompany revenues between lines of business are eliminated within the Condensed Consolidated Financial Statements included herein.

10.	Assets Impairments and Unusual Items
      The following table summarizes the major components of “Asset impairments and unusual items” for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Asset impairments	$35	$5	$37	$5
Net gains on divestitures	(32)	(2)	(71)	(9)
Other	(9)	(12)	5	(14)

	$(6)	$(9)	$(29)	$(18)

      The significant transactions and events resulting in asset impairments, net gains on divestitures and other financial statement impacts within “Asset impairments and unusual items” in our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2005 and 2004 are discussed below.
      Asset impairments — During the second quarter of 2005, we recorded a $35 million charge for the impairment of the Pottstown Landfill located in West Pottsgrove Township, Pennsylvania. We determined that an impairment was necessary after, on May 18, 2005, the Pennsylvania Environmental Hearing Board upheld a denial by the Pennsylvania Department of Environmental Protection of a permit application for a vertical expansion at the landfill. After the denial was upheld, the Company reviewed the options available at the Pottstown Landfill and the likelihood of the possible outcomes of those options. After such evaluation and considering the length of time required for the appeal process and the permit application review, we decided

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
not to pursue an appeal of the permit denial. This decision was primarily due to the expected impact of the permitting delays, which would hinder our ability to fully utilize the expansion airspace before the landfill’s required closure in 2010. We plan to continue to operate the Pottstown Landfill using existing permitted airspace through the landfill’s current permit expiration date of October 2005. The Pottstown Landfill has not been a significant contributor to our recent earnings nor do we expect the expansion denial or the resulting impairment to have a material adverse effect on our future results of operations or cash flows.
      Net gains on divestitures — During the first quarter of 2005 we recognized a $39 million gain as a result of the divestiture of a landfill in Ontario, Canada, which was required as a result of a Divestiture Order from the Canadian Competition Bureau. During the second quarter of 2005 we recognized $32 million in gains as a result of the divestiture of certain operations in our Western and Southern groups. The divestiture of operations during the second quarter of 2005 was part of our plan to review under-performing or non-strategic operations and to either improve their performance or dispose of the operations.
      Total proceeds from divestitures completed during the six months ended June 30, 2005 were $144 million, of which $112 million was received in cash, $23 million was in the form of a note receivable and $9 million was in the form of non-monetary assets. We do not believe that these divestitures are material either individually or in the aggregate and we do not expect these divestitures to materially affect our consolidated financial position or future results of operations or cash flows.
      In the first quarter of 2004, we divested certain Port-O-Let operations for a gain of $8 million.
      Other — In February 2005, we recognized a charge of approximately $16 million for the impact of a litigation settlement reached with a group of stockholders that opted not to participate in the settlement of the securities class action lawsuit against us related to 1998 and 1999 activity. This charge was partially offset by the recognition of a $9 million benefit recorded during the three months ended June 30, 2005 for adjustments to our estimated obligations and receivables for non-solid waste operations divested in 1999 and 2000.
      During the second quarter of 2004, we recognized a $12 million benefit for adjustments to our estimated obligations associated with non-solid waste services, which were divested in 1999 and 2000.

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

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2005
(Unaudited)
ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$391	$—	$90	$—	$481
Other current assets	35	—	2,311	—	2,346

	426	—	2,401	—	2,827
Property and equipment, net	—	—	11,309	—	11,309
Investments in and advances to affiliates	10,144	7,669	—	(17,813)	—
Other assets	41	11	6,506	—	6,558

Total assets	$10,611	$7,680	$20,216	$(17,813)	$20,694

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$215	$—	$215
Accounts payable and other accrued liabilities	85	25	2,428	—	2,538

	85	25	2,643	—	2,753
Long-term debt, less current portion	4,257	1,199	2,760	—	8,216
Due to affiliates	—	—	4,231	(4,231)	—
Other liabilities	72	5	3,157	—	3,234

Total liabilities	4,414	1,229	12,791	(4,231)	14,203
Minority interest in subsidiaries and variable interest entities	—	—	294	—	294
Stockholders’ equity	6,197	6,451	7,131	(13,582)	6,197

Total liabilities and stockholders’ equity	$10,611	$7,680	$20,216	$(17,813)	$20,694

December 31, 2004
ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$357	$—	$67	$—	$424
Other current assets	25	1	2,369	—	2,395

	382	1	2,436	—	2,819
Property and equipment, net	—	—	11,476	—	11,476
Investments in and advances to affiliates	9,962	7,051	—	(17,013)	—
Other assets	44	12	6,554	—	6,610

Total assets	$10,388	$7,064	$20,466	$(17,013)	$20,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$138	$246	$—	$384
Accounts payable and other accrued liabilities	73	27	2,721	—	2,821

	73	165	2,967	—	3,205
Long-term debt, less current portion	4,259	1,202	2,721	—	8,182
Due to affiliates	—	—	4,954	(4,954)	—
Other liabilities	85	6	3,174	—	3,265

Total liabilities	4,417	1,373	13,816	(4,954)	14,652
Minority interest in subsidiaries and variable interest entities	—	—	282	—	282
Stockholders’ equity	5,971	5,691	6,368	(12,059)	5,971

Total liabilities and stockholders’ equity	$10,388	$7,064	$20,466	$(17,013)	$20,905

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2005
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,289	$—	$3,289
Costs and expenses	—	—	2,826	—	2,826

Income from operations	—	—	463	—	463

Other income (expense):
Interest expense, net	(67)	(21)	(34)	—	(122)
Equity in subsidiaries, net of taxes	569	582	—	(1,151)	—
Minority interest	—	—	(11)	—	(11)
Equity in net losses of unconsolidated entities and other, net	—	—	(25)	—	(25)

	502	561	(70)	(1,151)	(158)

Income before income taxes	502	561	393	(1,151)	305
Benefit from income taxes	(25)	(8)	(189)	—	(222)

Net income	$527	$569	$582	$(1,151)	$527

Three Months Ended June 30, 2004
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,138	$—	$3,138
Costs and expenses	—	—	2,696	—	2,696

Income from operations	—	—	442	—	442

Other income (expense):
Interest expense, net	(66)	(23)	(23)	—	(112)
Equity in subsidiaries, net of taxes	258	273	—	(531)	—
Minority interest	—	—	(9)	—	(9)
Equity in net losses of unconsolidated entities and other, net	—	—	(24)	—	(24)

	192	250	(56)	(531)	(145)

Income before income taxes	192	250	386	(531)	297
Provision for (benefit from) income taxes	(24)	(8)	113	—	81

Net income	$216	$258	$273	$(531)	$216

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2005
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$6,327	$—	$6,327
Costs and expenses	—	—	5,498	—	5,498

Income from operations	—	—	829	—	829

Other income (expense):
Interest expense, net	(131)	(43)	(58)	—	(232)
Equity in subsidiaries, net of taxes	760	787	—	(1,547)	—
Minority interest	—	—	(21)	—	(21)
Equity in net losses of unconsolidated entities and other, net	—	—	(51)	—	(51)

	629	744	(130)	(1,547)	(304)

Income before income taxes	629	744	699	(1,547)	525
Benefit from income taxes	(48)	(16)	(88)	—	(152)

Net income	$677	$760	$787	$(1,547)	$677

Six Months Ended June 30, 2004
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$6,034	$—	$6,034
Costs and expenses	—	—	5,248	—	5,248

Income from operations	—	—	786	—	786

Other income (expense):
Interest expense, net	(130)	(48)	(44)	—	(222)
Equity in subsidiaries, net of taxes	450	480	—	(930)	—
Minority interest	—	—	(16)	—	(16)
Equity in net losses of unconsolidated entities and other, net	—	—	(45)	—	(45)

	320	432	(105)	(930)	(283)

Income before income taxes and cumulative effect of change in accounting principle	320	432	681	(930)	503
Provision for (benefit from) income taxes	(48)	(18)	209	—	143

Income before cumulative effect of change in accounting principle	368	450	472	(930)	360
Cumulative effect of change in accounting principle	—	—	8	—	8

Net income	$368	$450	$480	$(930)	$368

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$677	$760	$787	$(1,547)	$677
Equity in earnings of subsidiaries, net of taxes	(760)	(787)	—	1,547	—
Other adjustments and charges	(8)	(5)	439	—	426

Net cash provided by (used in) operating activities	(91)	(32)	1,226	—	1,103

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(91)	—	(91)
Capital expenditures	—	—	(493)	—	(493)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	124	—	124
Purchases of short-term investments	(200)	—	(25)	—	(225)
Proceeds from sales of short-term investments	186	—	16	—	202
Net receipts from restricted trust and escrow accounts and other	—	—	190	—	190

Net cash used in investing activities	(14)	—	(279)	—	(293)

Cash flows from financing activities:
New borrowings	—	—	8	—	8
Debt repayments	—	(138)	(96)	—	(234)
Common stock repurchases	(278)	—	—	—	(278)
Cash dividends	(228)	—	—	—	(228)
Exercise of common stock options and warrants	51	—	—	—	51
Minority interest distributions paid and other, net	—	—	(73)	—	(73)
(Increase) decrease in intercompany and investments, net	594	170	(764)	—	—

Net cash provided by (used in) financing activities	139	32	(925)	—	(754)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase in cash and cash equivalents	34	—	23	—	57
Cash and cash equivalents at beginning of period	357	—	67	—	424

Cash and cash equivalents at end of period	$391	$—	$90	$—	$481

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Six Months Ended June 30, 2004
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$368	$450	$480	$(930)	$368
Equity in earnings of subsidiaries, net of taxes	(450)	(480)	—	930	—
Other adjustments and charges	(7)	(5)	663	—	651

Net cash provided by (used in) operating activities	(89)	(35)	1,143	—	1,019

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(98)	—	(98)
Capital expenditures	—	—	(526)	—	(526)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	56	—	56
Purchases of short-term investments	(910)	—	(23)	—	(933)
Proceeds from sales of short-term investments	748	—	20	—	768
Net receipts from restricted trust and escrow accounts	5	—	183	—	188

Net cash used in investing activities	(157)	—	(388)	—	(545)

Cash flows from financing activities:
New borrowings	346	—	2	—	348
Debt repayments	(200)	(150)	(19)	—	(369)
Common stock repurchases	(108)	—	—	—	(108)
Cash dividends	(218)	—	—	—	(218)
Exercise of common stock options and warrants	120	—	—	—	120
Minority interest distributions paid and other	(1)	—	(70)	—	(71)
(Increase) decrease in intercompany and investments, net	510	185	(666)	(29)	—

Net cash provided by (used in) financing activities	449	35	(753)	(29)	(298)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)

Increase in cash and cash equivalents	203	—	—	(29)	174
Cash and cash equivalents at beginning of period	224	—	—	(7)	217

Cash and cash equivalents at end of period	$427	$—	$—	$(36)	$391

12.	New Accounting Pronouncements

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
      The adoption of SFAS No. 123(R) is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 123, which was estimated to be a reduction to net income of $10 million for the three months ended June 30, 2005 and $24 million for the six months ended June 30, 2005. The impact of applying SFAS No. 123 to previous stock option grants is further summarized in Note 7.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”)
      In March 2005, the FASB issued FIN 47, which clarifies the impact that uncertainty surrounding the timing or method of settling an obligation should have on accounting for that obligation under SFAS No. 143. FIN 47 is effective December 31, 2005 for calendar year companies. We do not expect the provisions of FIN 47 to have a material impact on our consolidated financial statements.

13.	Subsequent Events
      On July 28, 2005, we announced that we are implementing a plan to restructure our organization. The restructuring includes a reduction in the number of our operating groups from seven to six and the elimination of positions at our field and Corporate offices.
      As part of our restructuring, the Canadian group will no longer be a separate operating and reporting group. The East, West and Midwest groups will assume responsibility for our operations in Canada. Additionally, this restructuring involves a reduction in force of approximately 600 field and Corporate positions. We believe these reductions are necessary to streamline business decisions in the field and to reduce our costs.
      As a result of implementing the restructuring, we expect to record a pre-tax charge of between $20 million and $30 million in the third quarter of 2005, which is primarily attributable to employee severance and benefit costs. Obligations for employee severance payments provided for by this restructuring will generally not exceed one year.
      Additionally, we announced that on July 25, 2005, our Board of Directors approved a plan to divest of certain under-performing and non-strategic operations. This divestiture plan is a result of our previously announced review of under-performing operations, and will consist mainly of transfer and collection operations. Currently, we have identified assets representing over $400 million in annual revenues to be sold pursuant to the plan. We are continuing to evaluate our remaining operations for additional divestiture candidates and are evaluating the effect that these divestitures will have on our results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      When we make statements containing projections about our accounting and finances, plans and objectives for the future, future economic performance or when we make statements containing any other projections or estimates about our assumptions relating to these types of statements, we are making forward-looking statements. These statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. You should view such statements with caution. These statements are not guarantees of future performance or events. All phases of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events or developments. The following discussion should be read together with the Condensed Consolidated Financial Statements and the notes to the Condensed Consolidated Financial Statements. Some of the risks that we face and that could affect our business and financial statements for the remainder of 2005 and beyond include:

•	the effects competition may have on our profitability or cash flows, including the negative impact our price increases may have on volumes or the negative impact to our yield on base business resulting from price roll-backs and lower than average pricing to retain and attract customers;

•	our inability to maintain or expand margins as volumes increase if we are unable to control variable costs or fixed cost base increases;

•	increases in employee-related costs and expenses, including health care and other employee benefits such as unemployment insurance and workers’ compensation, as well as the costs and expenses associated with attracting and retaining qualified personnel;

•	increases in expenses due to fuel price increases or fuel supply shortages;

•	the effect that fluctuating commodity prices may have on our operating revenues and expenses;

•	the general effects of a weak economy, including the resulting decreases in volumes of waste generated;

•	the impact of external factors beyond our control such as higher interest rates and the possible inability of insurers to meet their obligations, both of which may cause increased expenses;

•	the effect the weather has on our quarter to quarter results, as well as the effect of extremely harsh weather on our operations;

•	possible changes in our estimates of site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments;

•	the possible impact of regulations on our business, including the cost to comply with regulatory requirements and the potential liabilities associated with disposal operations;

•	our ability to obtain and maintain permits needed to operate our facilities;

•	the effect of limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

•	possible charges against earnings as a result of shut-down operations, uncompleted development or expansion projects or other events;

•	the effects that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities;

•	possible diversions of management’s attention and increases in operating expenses due to efforts by labor unions to organize our employees;

•	the outcome of litigation or threatened litigation;

•	the need for additional capital if cash flows are less than we expect or capital expenditures are more than we expect, and the possibility that we cannot obtain additional capital on acceptable terms if needed;

•	possible errors or problems upon implementation of new information technology systems; and

•	possible fluctuations in quarterly results of operations or adverse impacts on our results of operations as a result of the adoption of new accounting standards or interpretations.
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

Overview
      Several aspects of our operating results for the second quarter of 2005 reflect the revenue growth and margin improvement we have focused on during the first half of the year. As discussed below, internal revenue growth was strong as a result of significant base business yield improvements as well as from increased volumes. Additionally, excluding the effects of “Asset impairments and unusual items,” income from operations as a percent of revenue has improved at each of our four major U.S. solid waste groups. However, the current quarter’s operating results also reflect margin declines attributable to continued increases in diesel fuel prices, an increase in revenue from lower margin business activities and higher maintenance and repair costs due to the timing of annual outages at certain of our waste-to-energy facilities.
      Our net income for the quarter was $527 million, an increase of $311 million as compared with the second quarter 2004. However, current quarter net income included the net effect of a significant benefit from a settlement of federal tax audits of $345 million that was partially offset by an accrual for taxes related to our planned repatriation of certain Canadian earnings of $34 million. Excluding these tax matters, our net income was $216 million, or $0.38 per diluted share, as compared with $216 million, or $0.37 per diluted share, for the quarter ended June 30, 2004.
      Our revenues are generally higher in the second and third quarters of our fiscal year, due primarily to increased construction and demolition, industrial and residential waste in the summer months. Revenues for the second quarter 2005 increased by 8.3%, or $251 million, as compared with the first quarter of this year, due largely to the increased waste produced in the warmer months. As compared with the same period last year, our second quarter revenues increased by 4.8%, or $151 million. This increase was largely attributable to increases in our base business yield, which remains strong. For the second quarter 2005, base business yield increased by 2.1% as compared with the prior year period. This is the same increase we saw last quarter, which continues, for the second straight quarter, to be the highest base business yield increase since late 2001. The increase in yield was due mostly to our collection operations, where we saw improvements in all of our geographic operating groups. Our volume-related revenue growth was 1.2% in the quarter as compared with the prior year period, and is mainly due to a significant increase in recycling revenues, which have largely been provided by several new brokerage accounts. Also included in volume-related revenue growth for the current period is revenue generated from (i) our construction of an integrated waste facility on behalf of a municipality in Canada and (ii) the sale of parts and supplies to third parties needed for the continued operation of landfill gas-to-energy plants that we operate on their behalf. While collection and disposal volumes were strong in certain regions, overall, these businesses reflected only modest volume growth.
      Our operating margins for the quarter were essentially flat as compared with the same quarter last year on an increase of $151 million in revenues. We were able to achieve a slight decrease in our selling, general and administrative expenses both in dollars and as a percentage of revenue by reducing our professional fees. However, we believe our ability to increase our operating margins was negatively affected by the following:

(i) increases in both direct and indirect fuel costs that more than offset the benefit from our fuel surcharge program;

(ii) substantial increases in volumes from our recycling business, which is a lower margin business than our base business;

(iii) increased repair and maintenance costs at our Wheelabrator facilities that are normally incurred in the first quarter of each year; and

(iv) decreased operating results and margins provided by our Canadian Group due to costs associated with a labor strike in Toronto, the low margins generated from revenues provided by construction of an integrated waste facility on behalf of a third party and loss of revenue and operating margin due to the sale of the Ridge Landfill in the first quarter 2005.
      Finally, we generated $314 million of free cash flow for the quarter and $734 million for the six-month period, an increase of over 30% in both periods as compared with 2004. Free cash flow is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and is not intended to replace the Condensed Consolidated Statements of Cash Flows that were prepared in accordance with GAAP. We include our free cash flow in our disclosures because we use this measure to manage our business and we believe that it is an important measure of our liquidity and operating results, as it is indicative of our ability to pay our quarterly dividends, repurchase stock and execute our acquisition program. Our free cash flow for the three and six-month periods ended June 30, 2005 and June 30, 2004 is shown in the table below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net cash provided by operating activities	$595	$549	$1,103	$1,019
Capital expenditures	(308)	(345)	(493)	(526)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	27	34	124	56

Free cash flow	$314	$238	$734	$549

Basis of Presentation of Consolidated and Segment Financial Information
      As discussed in Notes 1 and 9 to the Condensed Consolidated Financial Statements, the following reclassifications have been made in our 2004 financial statements in order to conform to the current year presentation:
      Cash balances — During the first quarter of 2004, we began making investments in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. Through December 31, 2004, we included these investments in “Cash and cash equivalents.” As a result of recent guidance associated with these types of securities, we determined that these investments were more appropriately classified as short-term investments, which are a component of “Prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets. Accordingly, in our accompanying Condensed Consolidated Financial Statements we have (i) decreased our “Cash and cash equivalents” and increased our “Prepaid expenses and other assets” by $19 million at December 31, 2004 and $162 million at

June 30, 2004; and (ii) reflected the gross purchases and sales of these investments within “Cash flows from investing activities” in our Statements of Cash Flows. Additionally, in our 2004 Condensed Consolidated Statement of Cash Flows, relatively insignificant purchases and sales of other short-term investments were included on a net basis within “Cash flows from investing activities — Other.” This additional activity has also been reflected within purchases and sales of short-term investments in the accompanying Condensed Consolidated Statements of Cash Flows.
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
      Certain other reclassifications have also been made in the accompanying financial statements to conform prior year information with the current period presentation. The supplementary financial information included in this section has been updated to reflect these changes.

Critical Accounting Estimates and Assumptions
      In preparing our financial statements, we make several estimates and assumptions that affect the accounting for and recognition of our assets, liabilities, stockholders’ equity, revenues and expenses. We must make these estimates and assumptions because certain of the information that we use is dependent on future events, cannot be calculated with a high degree of precision from available data or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities and asset impairments, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations
      The following table presents, for the periods indicated, the period-to-period change in dollars (in millions) and percentages for the respective Condensed Consolidated Statement of Operations line items:

	Period to Period		Period to Period
	Change For the		Change For the Six
	Three Months		Months Ended
	Ended June 30,		June 30,
	2005 and 2004		2005 and 2004

Operating revenues	$151	4.8%	$293	4.9%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	133	6.5	257	6.5
Selling, general and administrative	(4)	(1.3)	10	1.6
Depreciation and amortization	(2)	(0.6)	(6)	(0.9)
Asset impairments and unusual items	3	*	(11)	*

	130	4.8	250	4.8

Income from operations	21	4.8	43	5.5

Other income (expense):
Interest expense, net	(10)	(8.9)	(10)	(4.5)
Equity in net losses of unconsolidated entities	(2)	(8.3)	(9)	(20.9)
Minority interest	(2)	(22.2)	(5)	(31.3)
Other, net	1	*	3	*

	(13)	(9.0)	(21)	(7.4)

Income before income taxes and cumulative effect of change in accounting principle	$8	2.7%	$22	4.4%

*	Percentage change is not meaningful.

     The following table presents, for the periods indicated, the percentage relationship that the respective Condensed Consolidated Statement of Operations line items bear to operating revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	66.1	65.0	66.7	65.6
Selling, general and administrative	9.5	10.1	10.2	10.5
Depreciation and amortization	10.5	11.1	10.5	11.2
Asset impairments and unusual items	(0.2)	(0.3)	(0.5)	(0.3)

	85.9	85.9	86.9	87.0

Income from operations	14.1	14.1	13.1	13.0

Other income (expense):
Interest expense, net	(3.7)	(3.5)	(3.7)	(3.7)
Equity in net losses of unconsolidated entities	(0.8)	(0.8)	(0.8)	(0.7)
Minority interest	(0.3)	(0.3)	(0.3)	(0.3)
Other, net	—	—	—	—

	(4.8)	(4.6)	(4.8)	(4.7)

Income before income taxes and cumulative effect of change in accounting principle	9.3%	9.5%	8.3%	8.3%

Operating Revenues
      Our operating revenues for the three and six months ended June 30, 2005 were $3.3 billion and $6.3 billion respectively, compared with $3.1 billion and $6.0 billion for the three and six months ended June 30, 2004, respectively. We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Canadian, Wheelabrator and Recycling Groups. These seven operating Groups are our reportable segments. Shown below (in millions) is the contribution to revenues during each period provided by our seven operating Groups and our Other North American Solid Waste services:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Canadian	$172	$157	$325	$298
Eastern	945	928	1,757	1,738
Midwest	711	700	1,340	1,313
Southern	888	838	1,749	1,654
Western	723	676	1,403	1,315
Wheelabrator	214	211	416	407
Recycling	211	189	416	361
Other NASW	73	56	140	111
Intercompany	(648)	(617)	(1,219)	(1,163)

Total NASW	$3,289	$3,138	$6,327	$6,034

      Our North American Solid Waste, or NASW, operating revenues generally come from fees charged for our collection, disposal, transfer and recycling services. Some of the fees we charge to our customers for collection services are billed in advance; a liability for future service is recorded when we bill the customer and operating revenues are recognized as services are actually provided. Revenues from our disposal operations consist of tipping fees charged to third parties generally based on the volume and type of waste being disposed of at our disposal facilities and are normally billed monthly or semi-monthly. Fees charged at transfer stations are generally based on the volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site, and are normally billed monthly. Recycling revenue, which is generated by our Recycling Group as well as our five geographic operating Groups, generally consists of the sale of recyclable commodities to third parties and tipping fees. Intercompany revenues between our operations have been eliminated in the consolidated financial statements. The mix of operating revenues from our different services is reflected in the table below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Collection	$2,168	$2,059	$4,225	$4,023
Landfill	791	773	1,467	1,437
Transfer	463	441	850	810
Wheelabrator	214	211	416	407
Recycling and other	301	271	588	520
Intercompany	(648)	(617)	(1,219)	(1,163)

Total NASW	$3,289	$3,138	$6,327	$6,034

      The following table provides details associated with the period-to-period change in NASW revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period to Period		Period to Period
	Change For the		Change For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005 and 2004		2005 and 2004

Average yield:
Base business	$65	2.1%	$125	2.1%
Commodity	(9)	(0.3)	(6)	(0.1)
Electricity	—	—	1	—
Fuel surcharge and fees	33	1.0	56	0.9

Total	89	2.8	176	2.9
Volume	36	1.2	64	1.1

Internal growth	125	4.0	240	4.0
Acquisitions	28	0.9	54	0.9
Divestitures	(15)	(0.5)	(24)	(0.4)
Foreign currency translation	13	0.4	23	0.4

	$151	4.8%	$293	4.9%

      Base Business — At 2.1% for the three and six months ended June 30, 2005, revenue growth attributable to base business yield is the highest it has been in several years. These base business yield improvements have been driven by our collection operations, where we experienced revenue growth in every geographic operating group. Throughout the year, the most significant collection yield improvements have been attributable to industrial and commercial operations in the South and the West and residential operations in the East, South and Midwest. The significant base business yield improvements in the collection line of business are the result of (i) our continued focus on pricing initiatives as a means of increasing our margins, cash flows and return on capital and (ii) the adoption of a 1% environmental cost recovery fee, which increased revenues by $9 million during the three months ended June 30, 2005 and $14 million during the six month period.
      During both the three and six months ended June 30, 2005, we have also received substantial yield contributions from our transfer business in the East, our waste-to-energy facilities and municipal solid waste disposal operations in the South. These revenue improvements have been partially offset by a general decline in yield in special waste disposal operations driven principally by our Midwest and Southern Groups.
      Fuel surcharges and fees — We have experienced $32 million and $54 million in revenue improvements during the three and six months ended June 30, 2005, respectively, due to our continued effort to pass on higher fuel costs to our customers through fuel surcharges. However, this increase was more than offset by increased operating costs due to higher diesel fuel prices included within both Operating Expenses — Subcontractor Costs and Operating Expenses — Fuel. During the last year, we have decreased the impact of higher direct fuel costs on our operating income by increasing the number of customers who participate in our fuel surcharge program. We are currently revising our fuel surcharge program so that in future periods we will also recover indirect fuel cost increases passed on to us by subcontracted haulers.
      Volume — Volume-related revenue increases during the first six months of 2005 were largely attributable to increased recycling volumes provided by several new brokerage contracts. Increases in volumes provided by our collection, transfer and construction and demolition disposal operations in the South and the West also provided significant revenue growth during the three and six month periods. In the South, these volume increases were driven principally by industrial collection operations and transfer operations, which continue to be affected by hurricane re-build efforts. In the West, residential collection volumes, transfer volumes and construction and demolition disposal volumes were the primary drivers of the volume-related revenue improvements, and were generally attributable to positive economic conditions. These revenue improvements were partially offset by volume declines experienced in each line of business in the Eastern portion of the United States and significant volume declines in the collection business in the Midwest. We believe volume declines in our collection and transfer businesses in the East and Midwest can largely be attributed to our focus on improving base business yield and the intense price competition typical in these regions.
      Also included as a component of volume-related revenue growth for the current period is revenue generated from our construction of an integrated waste facility on behalf of a municipality in Canada and revenue generated from our sale of parts and supplies to third parties needed for the continued operation of their landfill gas-to-energy plants. The revenue generated by these projects is generally low margin and has been largely offset by the current period increase in Cost of Goods Sold.

Operating Expenses (Exclusive of Depreciation and Amortization Shown Below)
      Our operating expenses include (i) labor and related benefits (excluding labor costs associated with maintenance and repairs included below), which include salaries and wages, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third party disposal facilities and transfer stations; (iii) maintenance and repairs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport our waste to disposal facilities; (v) costs of goods sold, which are primarily the rebates paid to suppliers associated with recycling commodities; (vi) fuel costs, which represent the costs of fuel and oil to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees and royalties; (viii) landfill operating costs, which include landfill remediation costs, leachate and methane collection and treatment, other landfill site costs and interest accretion on asset retirement obligations; (ix) risk management, which include workers’ compensation and insurance and claim costs and (x) other operating costs, which include, among other costs, equipment and facility rent and property taxes.

      The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Period to Period				Period to Period
	2005	2004	Change		2005	2004	Change

Labor and related benefits	$619	$596	$23	3.9%	$1,220	$1,174	$46	3.9%
Transfer and disposal costs	334	335	(1)	(0.3)	629	626	3	0.5
Maintenance and repairs	283	269	14	5.2	565	550	15	2.7
Subcontractor costs	231	210	21	10.0	436	392	44	11.2
Cost of goods sold	168	147	21	14.3	325	282	43	15.2
Fuel	127	95	32	33.7	239	183	56	30.6
Disposal and franchise fees and taxes	166	157	9	5.7	314	298	16	5.4
Landfill operating costs	57	54	3	5.6	111	98	13	13.3
Risk management	79	83	(4)	(4.8)	154	162	(8)	(4.9)
Other	109	94	15	16.0	224	195	29	14.9

	$2,173	$2,040	$133	6.5%	$4,217	$3,960	$257	6.5%

      Labor and related benefits — These costs have increased as a result of (i) higher salaries and hourly wages principally due to annual merit increases; (ii) increased overtime costs due in part to increased volumes; (iii) a general increase in employee health care and benefit costs; (iv) an increase in the costs attributable to contract labor; and (v) increased payroll taxes.
      For purposes of the above disclosure, (i) labor costs attributable principally to our fleet and container maintenance facilities of $103 million and $204 million for the three and six months ended June 30, 2005, respectively, and $98 million and $196 million for the three and six months ended June 30, 2004, respectively, have been included as a component of the caption entitled “Maintenance and repairs” and (ii) workers’ compensation costs of $34 million and $64 million for the three and six months ended June 30, 2005, respectively, and $34 million and $65 million for the three and six months ended June 30, 2004 have been included as a component of the caption entitled “Risk management.” These costs were reflected as labor costs in prior periods.
      Maintenance and repairs — In general, increases in maintenance and repair costs can be attributed to an increase in the labor costs associated with these activities. However, the current quarter increase in these costs is associated with the timing of annual outages at certain of our Wheelabrator facilities. Certain annual outages required to maintain our waste-to-energy facilities occurred during the first quarter of 2004, but were delayed until early in the second quarter of 2005. This year-over-year timing difference resulted in variances in repair and maintenance costs for our Wheelabrator group between quarters, but relatively flat costs on a year-to-date basis.
      Subcontractor costs — The primary drivers of these cost increases are (i) continued increases in diesel fuel prices, which drive the fuel surcharges we pay to third party subcontractors; (ii) volume increases, particularly in our transfer operations in the South and our National Accounts organization; and (iii) an increase in long-haul transportation needs generally due to the redirection of waste. Subcontractor cost increases attributable to higher fuel costs have been partially offset by the revenue generated from our fuel surcharge program and are reflected as fuel yield increases within Operating Revenues.
      Cost of goods sold — These cost increases are primarily attributable to increased recycling volumes due to several new brokerage contracts and recent acquisitions, which have been partially offset by declines in rebates paid to suppliers due to decreases in market prices of recyclable commodities. Cost of goods sold for the six months ended June 30, 2005 also includes costs incurred to construct an integrated waste facility for a municipality in Canada and the costs associated with parts and supplies sold by our landfill gas to energy program during the current period.

      Fuel — When compared with the corresponding prior year periods, we experienced an average increase in the cost of fuel of $0.54 per gallon for the current quarter and $0.51 per gallon for the year-to-date period. While we recover a significant portion of the cost increases incurred as a result of higher fuel prices through our fuel surcharges program, increased fuel costs continue to negatively affect our operating margins. Revenues generated by our fuel surcharge program are reflected as fuel yield increases within Operating Revenues.
      Disposal and franchise fees and taxes — These cost increases are the result of increased volumes and increased rates for mandated fees and taxes. Certain of these cost increases are passed through to our customers, and have been reflected as fee yield increases within Operating Revenues.
      Other operating expenses — We recognized $6 million in gains on the sale of certain assets during the first quarter of 2004 and a $7 million gain as a result of the recovery of claims against insurers for the reimbursement of environmental expenses during the second quarter of 2004. Those 2004 gains and the costs incurred during 2005 attributable to labor strikes in New Jersey and Canada are the primary drivers of the increase in other operating costs during the current year-to-date period.

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
      The following table summarizes the major components of our selling, general and administrative costs for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months				Six Months
	Ended				Ended
	June 30,				June 30,
			Period to Period				Period to Period
	2005	2004	Change		2005	2004	Change

Labor and related benefits	$189	$186	$3	1.6%	$390	$373	$17	4.6%
Professional fees	38	41	(3)	(7.3)	74	73	1	1.4
Provision for bad debts	7	10	(3)	(30.0)	21	24	(3)	(12.5)
Other	79	80	(1)	(1.3)	158	163	(5)	(3.1)

	$313	$317	$(4)	(1.3)%	$643	$633	$10	1.6%

      Labor and related benefits — The current year increases are primarily attributable to (i) an increase in non-cash compensation costs associated with recent changes in equity-based compensation provided for by our long-term incentive plan; (ii) higher salaries and hourly wages driven by annual merit increases; and (iii) higher group insurance costs largely due to general health care cost increases. These cost increases have been partially offset by a decline in contract labor costs.
      Professional fees — The current quarter decline is primarily related to reduced legal fees.
      Provision for bad debts — The decrease in the provision for bad debts during the current quarter was driven by improvements in the aging of our trade receivables from the comparable prior year period.

Depreciation and Amortization
      Depreciation and amortization includes (i) amortization of landfill costs, including those incurred and all estimated future costs for landfill development, construction, closure and post-closure on a units-of-consumption method as landfill airspace is consumed over the estimated remaining capacity of a site; (ii) amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event; (iii) depreciation of property and equipment on a straight-line basis from three to 50 years; and (iv) amortization of intangible assets with a definite life, either using a 150% declining balance approach or a straight-line basis over the definitive terms of the related agreements, which are from two to ten years depending on the type of asset.
      Depreciation and amortization expense decreased by $2 million and $6 million during the three and six months ended June 30, 2005, respectively, when compared with the corresponding prior year periods. These decreases are generally attributable to a decline in landfill airspace depletion, which has been driven by landfill amortization rate changes, offset in part by increased information technology depreciation expense. Depreciation and amortization expense as a percentage of revenue declined from approximately 11% for both the three and six months ended June 30, 2004 to 10.5% for the corresponding 2005 periods. These decreases are due principally to increases in revenue attributable to base business yield and, to a lesser extent, the decline in landfill amortization rates.

Asset Impairments and Unusual Items
      During the first quarter of 2005, we recognized a net gain of $23 million, or $13 million net of tax, from asset impairments and unusual items. This gain primarily related to the divestiture of one of our landfills in Ontario, Canada, which resulted in a gain of $39 million. This divestiture was required by a Divestiture Order from the Canadian Competition Tribunal. This gain on divestiture was partially offset by a charge of approximately $16 million for the impact of a litigation settlement reached in February 2005.
      During the second quarter of 2005 we recognized a net gain of $6 million, or $3 million net of tax, from asset impairments and unusual items. The current quarter net gain is primarily the result of the impact of $32 million of net gains on divestitures and the recognition of a $9 million gain for adjustments to our estimated obligations and receivables for non-solid waste operations divested in 1999 and 2000, which were partially offset by a $35 million charge for the impairment of the Pottstown Landfill.
      Our net gain on divestitures for the three months ended June 30, 2005 is attributable to the recognition of a $20 million gain as a result of the divestiture of operations in our Western group and a $12 million gain as a result of the divestiture of operations in our Southern group. The divestiture of operations during the second quarter of 2005 was part of our plan to review under-performing and non-strategic operations and to either improve their performance or dispose of the operations. We do not believe that these divestitures are material either individually or in the aggregate and we do not expect these divestitures to materially affect our consolidated financial position or future results of operations or cash flows.
      We determined that a $35 million impairment of the Pottstown Landfill, which is located in West Pottsgrove Township, Pennsylvania, was necessary after the Pennsylvania Environmental Hearing Board upheld a denial by the Pennsylvania Department of Environmental Protection of a permit application for a vertical expansion at the landfill. After the denial was upheld on May 18, 2005, the Company reviewed the options available at the Pottstown Landfill and the likelihood of the possible outcomes of those options. After such evaluation and considering the length of time required for the appeal process and the permit application review, we decided not to pursue an appeal of the permit denial. This decision was primarily due to the expected impact of permitting delays, which would hinder our ability to fully utilize the expansion airspace before the landfill’s required closure in 2010. We plan to continue to operate the Pottstown Landfill using existing permitted airspace through the landfill’s current permit expiration date of October 2005. The Pottstown Landfill has not been a significant contributor to our recent earnings nor do we expect the expansion denial or the resulting impairment to have a material adverse effect on our future results of operations or cash flows.
      During the six months ended June 30, 2004, we recognized a net gain of $18 million, or $13 million net of tax, from asset impairments and unusual items, which was primarily attributable to an $8 million gain recognized during the first quarter of 2004 as a result of divestitures of certain Port-O-Let operations and a net $12 million gain recognized during the second quarter for adjustments to our estimated obligations associated with non-solid waste services that were divested in 1999 and 2000.

Income From Operations by Reportable Segment
      The following table summarizes income from operations by reportable segment for the three and six months ended June 30, 2005 and 2004 and provides explanations of significant factors contributing to the identified variances (in millions):

	Three Months				Six Months
	Ended				Ended
	June 30,				June 30,
			Period to				Period to
	2005	2004	Period Change		2005	2004	Period Change

Canadian	$15	$19	$(4)	(21.1)%	$67	$30	$37	123.3%
Eastern	67	91	(24)	(26.4)	128	153	(25)	(16.3)
Midwest	104	95	9	9.5	183	161	22	13.7
Southern	186	162	24	14.8	355	325	30	9.2
Western	122	91	31	34.1	212	183	29	15.8
Wheelabrator	69	81	(12)	(14.8)	124	126	(2)	(1.6)
Recycling	6	12	(6)	(50.0)	8	17	(9)	(52.9)
Other NASW	(7)	(7)	—	—	(20)	(12)	(8)	(66.7)

Total NASW	562	544	18	3.3	1,057	983	74	7.5
Corporate and Other	(99)	(102)	3	2.9	(228)	(197)	(31)	(15.7)

Total	$463	$442	$21	4.8%	$829	$786	$43	5.5%

      Canadian — The significant increase in operating income on a year-to-date basis was driven primarily by a pre-tax gain of $39 million resulting from the divestiture of one of our landfills in Ontario, Canada. This impact is included in “Asset impairments and unusual items” within our Condensed Consolidated Statement of Operations.
      Eastern — The significant decline in the current quarter’s operating income when compared with the comparable 2004 quarter is primarily due to the recognition of a $35 million impairment of the Pottstown Landfill, which is discussed further in Asset impairments and unusual items above. This impact was partially offset by the favorable effect of revenue growth provided by base business yield improvement, particularly in the collection and transfer lines of business.
      Midwest — The current year increase in income from operations was primarily due to (i) revenue growth associated with increased base business yield for the collection line of business, which has been driven principally by residential collection; (ii) the contribution of recent acquisitions; (iii) the favorable effect of lower landfill amortization rates; and (iv) lower bad debt expense.
      Southern — Approximately $12 million of the current quarter’s increase in income from operations is attributable to gains recognized on the divestiture of operations. Strong internal revenue growth associated with base business yield improvements, particularly in the collection line of business, and industrial and residential collection and transfer volumes also provided an increase in income from operations during the current period. These increases were partially offset by higher subcontractor costs and salaries and wages.
      Western — The significant increase in income from operations for the three and six months ended June 30, 2005 when compared with the corresponding prior year periods can largely be attributed to the recognition of a $20 million gain associated with the divestiture of operations. Internal revenue growth has also provided significant increases in operating income during the current year, with increases in yield and volume in each line of business.
      Wheelabrator — The significant decline in the current quarter’s operating income when compared with the comparable 2004 quarter is primarily due to increased repair and maintenance costs at our waste to energy facilities. This variance is generally due to the timing of annual plant outages at certain facilities, which resulted in offsetting fluctuations in operating results for the first and second quarters of 2005.

      Corporate and Other — The higher expenses in the current year were driven primarily by (i) a $16 million charge for a legal settlement reached in February 2005; (ii) an increase in non-cash employee compensation costs of approximately $10 million associated with recent changes in equity-based compensation; (iii) increases in employee health care costs; (iv) salary and wage increases attributable to annual merit raises; and (v) the recovery of claims against insurers for the reimbursement of environmental expenses during 2004.

Other Components of Income Before Cumulative Effect of Change in Accounting Principle
      The following summarizes the other major components of our income before cumulative effect of change in accounting principle for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months				Six Months
	Ended				Ended
	June 30,				June 30,
			Period to Period				Period to Period
	2005	2004	Change		2005	2004	Change

Interest expense, net	$122	$112	$10	8.9%	$232	$222	$10	4.5%
Equity in net losses of unconsolidated entities	26	24	2	8.3	52	43	9	20.9
Minority interest	11	9	2	22.2	21	16	5	31.3
Other, net	(1)	—	(1)	*	(1)	2	(3)	*
Provision for (benefit from) income taxes	(222)	81	(303)	*	(152)	143	(295)	*

*	Percentage change is not meaningful.
     Interest expense, net — The $10 million increase during the three months ended June 30, 2005 is a result of a $9 million increase in interest expense and a $1 million decline in interest income. The $10 million increase during the six months ended June 30, 2005 is a result of a $12 million increase in interest expense, offset in part by a $2 million increase in interest income. The current year increases in interest expense are generally attributable to higher market interest rates, which impact the interest expense associated with the variable portion of our debt obligations. As of June 30, 2005, interest expense on 35% of our total debt is driven by variability in market interest rates.
      Equity in net losses of unconsolidated entities — In the first and second quarters of 2004, we acquired an equity interest in two coal-based, synthetic fuel production facilities. The activities of these facilities drive our equity in net losses of unconsolidated entities. Our equity in the losses of these facilities was $27 million and $55 million for the three and six months ended June 30, 2005, respectively, and $26 million and $45 million for the three and six months ended June 30, 2004, respectively. The year-over-year increase in these losses is due to the timing of our initial investments in 2004. These equity losses are more than offset by the tax benefit realized as a result of these investments as discussed below within Provision for income taxes. If, for any reason, the tax credits generated by the facilities were no longer allowable under Section 29 of the Internal Revenue Code, we would no longer incur these equity losses. Additional information related to these investments is included in Note 4 to the Condensed Consolidated Financial Statements.
      Provision for (benefit from) income taxes — The benefit from income taxes recognized during the three and six months ended June 30, 2005 is attributable to the settlement of several tax audits, which have resulted in a $345 million reduction in income tax expense during the three months ended June 30, 2005 and a $347 million reduction in income tax expense during the six months ended June 30, 2005. These tax audit settlements resulted in a 113.5 percentage point reduction in our effective tax rate for the three months ended June 30, 2005 and a 66.1 percentage point reduction in our effective tax rate for the six months ended June 30, 2005.
      Our effective tax rate for the three and six months ended June 30, 2005 has also benefited from the favorable impact of non-conventional fuel tax credits derived from our landfills and our investments in two coal-based, synthetic fuel production facilities discussed in the Equity in net losses of unconsolidated entities section above. These tax credits are available through 2007 pursuant to Section 29 of the Internal Revenue

Code, and may be phased out if the price of oil exceeds a threshold annual average price determined by the IRS. Our synthetic fuel production facility investments resulted in a decrease in our tax provision of $38 million and $67 million for the three and six months ended June 30, 2005, respectively, and $35 million and $54 million for the three and six months ended June 30, 2004, respectively.
      These tax benefits have been partially offset by the accrual of $34 million of taxes during the three months ended June 30, 2005 associated with our plan to repatriate approximately $485 million of accumulated earnings and capital from certain of our Canadian subsidiaries under the American Jobs Creation Act of 2004.
      Refer to Note 4 of our Condensed Consolidated Financial Statements for additional information regarding current period tax activity.

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
      A provision of the American Jobs Creation Act of 2004, which was enacted on October 22, 2004, temporarily reduces the tax rate on repatriated income if the income is permanently reinvested in the U.S. We have decided to repatriate approximately $485 million of accumulated earnings and capital from certain of our Canadian subsidiaries during the taxable year ending December 31, 2005, and are currently evaluating the potential liquidity and capital resource impacts of this planned repatriation. We expect to draw upon approximately $115 million of cash resources that are currently held by our Canadian subsidiaries, and are in the process of considering the most effective approach for repatriating the remaining accumulated earnings.

Summary of Cash, Restricted Trust and Escrow Accounts and Debt Obligations
      The following is a summary of our cash, restricted trust and escrow accounts and debt balances as of June 30, 2005 and December 31, 2004 (in millions):

	June 30,	December 31,
	2005	2004

Cash and cash equivalents	$481	$424

Restricted trust and escrow accounts:
Tax-exempt bond funds	$229	$333
Closure, post-closure and remediation funds	216	213
Debt service funds	99	83
Other	17	18

Total restricted trust and escrow accounts	$561	$647

Debt:
Current portion	$215	$384
Long-term portion	8,216	8,182

Total debt	$8,431	$8,566

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$128	$135

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
      Restricted trust and escrow accounts — Restricted trust and escrow accounts consist primarily of funds held in trust for the construction of various facilities or repayment of debt obligations, funds deposited in connection with landfill closure, post-closure and remedial obligations and insurance escrow deposits. These balances are primarily included within “Other assets” in our Condensed Consolidated Balance Sheets.

Debt —
      Revolving credit and letter of credit facilities — We have a five-year, $2.4 billion syndicated revolving credit facility. This facility provides us with credit capacity that can be used for either cash borrowings or to support letters of credit issued for our financial assurance needs. As of June 30, 2005, no borrowings were outstanding under the facility, and we had unused and available credit capacity of $959 million. As of December 31, 2004, no borrowings were outstanding under the facility, and we had unused and available capacity of $1,034 million.

      The table below summarizes the credit capacity, maturity and outstanding letters of credit under our various arrangements at June 30, 2005 (in millions):

			Outstanding
	Total Credit		Letters of
Facility	Capacity	Maturity	Credit

Five-year revolving credit facility	$2,400	October 2009	$1,441
Five-year letter of credit and term loan agreement	15	June 2008	15
Five-year letter of credit facility	350	December 2008	342
Seven-year letter of credit and term loan agreement	175	June 2010	175
Ten-year letter of credit and term loan agreement	105	June 2013	101
Other	—	Various	61

Total	$3,045		$2,135

      We use each of these facilities to back letters of credit that we issue to support our insurance programs, certain tax-exempt bond issuances, municipal and governmental waste management contracts, closure and post-closure obligations and disposal site or transfer station operating permits. These facilities require us to pay fees to the lenders and our obligation is generally to repay any draws that may occur on the letters of credit. We expect that similar facilities may continue to serve as a cost efficient source of letter of credit capacity in the future, and we continue to assess our financial assurance requirements to ensure that we have adequate letter of credit and surety bond capacity in advance of our business needs.
      Senior notes — As of June 30, 2005, we had $5.2 billion of outstanding senior notes. The notes have various maturities, ranging from October 2006 to May 2032, and interest rates ranging from 5.00% to 8.75%. On May 15, 2005, $100 million of 7.0% senior notes and $3 million of 6.65% senior notes matured and were repaid with cash on hand.
      Tax-exempt bonds — As of June 30, 2005, we had $2.1 billion of outstanding tax-exempt bonds, of which $100 million were issued during the three months ended June 30, 2005. We actively issue tax-exempt bonds as a means of accessing low-cost financing for capital expenditures. The proceeds from these financing arrangements are deposited directly into trust funds and may only be used for the specific purpose for which the money was raised, which is generally the construction of collection and disposal facilities and for the equipment necessary to provide waste management services. As we spend monies on the specific projects being financed, we are able to requisition cash from the trust funds. We have $229 million held in trust for future spending as of June 30, 2005. During the six months ended June 30, 2005, we received approximately $207 million from these funds for approved capital expenditures.
      As of June 30, 2005, $588 million of our tax-exempt bonds are remarketed weekly by a remarketing agent to maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit that have been issued under our $2.4 billion, five-year revolving credit facility, that guarantee repayment of the bonds in the event the bonds are put to us. Accordingly, these obligations have been classified as long-term in our Condensed Consolidated Balance Sheet at June 30, 2005.
      Additionally, we have $402 million of fixed rate tax-exempt bonds subject to repricing within the next twelve months, which is prior to their scheduled maturities. If the re-offering of the bonds is unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit supported by our long-term facilities that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation. However, these bonds have been classified as long-term in our Condensed Consolidated Balance Sheet as of June 30, 2005. The classification of these obligations as long-term was based upon our intent to refinance the borrowings with other long-term financings in the event of a failed re-offering and our ability, in the event other sources of long-term financing are not available, to use our five-year revolving credit facility.
      Tax-exempt project bonds — As of June 30, 2005, we had $495 million of outstanding tax-exempt project bonds. These debt instruments are primarily used by our Wheelabrator Group to finance the development of waste-to-energy facilities. The bonds generally require periodic principal installment payments. As of June 30 2005, $46 million of these bonds are remarketed either daily or weekly by a remarketing agent to maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. Repayment of these bonds has been guaranteed with letters of credit issued under our five-year revolving credit facility. Approximately $91 million of these bonds will be repaid with either available cash or debt service funds within the next twelve months.
      Convertible subordinated notes — We had $35 million of convertible subordinated notes that we repaid, with cash on hand, upon maturity in January 2005.
      Interest rate swaps — We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of June 30, 2005, the interest payments on $2.35 billion of our fixed rate debt have been swapped to variable rates, allowing us to maintain 65% of our debt at fixed interest rates and 35% at variable interest rates. Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $128 million at June 30, 2005 and $135 million as of December 31, 2004. Interest rate swap agreements reduced net interest expense by $10 million and $26 million for the three and six months ended June 30, 2005, respectively, and by $26 million and $50 million for the three and six months ended June 30, 2004, respectively. The significant decline in the benefit recognized as a result of our interest rate swap agreements between 2004 and 2005 is largely attributable to the increase in short-term market interest rates. Our periodic interest obligations under our interest rate swap agreements are based on a spread from the three-month LIBOR, which has increased from 1.61% at June 30, 2004 to 3.52% at June 30, 2005. The significant terms of the interest rate contracts and the underlying debt instruments are identical and therefore no ineffectiveness has been realized.

Summary of Cash Flow Activity
      The following is a summary of our cash flows for the six months ended June 30, 2005 and 2004 (in millions):

	Six Months Ended
	June 30,

	2005	2004

Net cash provided by operating activities	$1,103	$1,019

Net cash used in investing activities	$(293)	$(545)

Net cash used in financing activities	$(754)	$(298)

      Net Cash Provided by Operating Activities — We generated $1,103 million in cash flows from our operating activities during the six months ended June 30, 2005 compared with $1,019 million provided in the comparable prior year period, an increase of $84 million. In general, our current period operating cash flow was favorably affected by comparative changes in our trade and other receivables. Our trade receivables have decreased $24 million from December 31, 2004 compared with a $98 million increase in trade receivables during the six months ended June 30, 2004. This significant change can largely be attributed to (i) the collection of receivables related to hurricane clean-up services provided in the second half of 2004; and (ii) overall improvements in our collection efforts.
      The reduction in income tax expense attributable to the settlement of tax audits during the second quarter of 2005 resulted in a significant reduction in liability balances. These reductions offset the related increase in net income for the six month period resulting in an insignificant impact to cash flows from operations attributable to the tax audit settlements.
      Net Cash Used in Investing Activities — We used $293 million of our cash resources for investing activities during the six months ended June 30, 2005, a decrease of $252 million as compared with the comparable prior year period. This decrease is primarily due to a $142 million change in net cash flows associated with purchases and sales of short-term investments. Net purchases of short-term investments during the six months ended June 30, 2005 were $23 million compared with net purchases of $165 million during the comparable prior year period. The year-over-year decline in purchases of short-term investments can largely be attributed to the current year increase in cash paid for common stock repurchases and net debt repayments, which are discussed below.
      Also contributing to the year-over-year decrease were (i) a $68 million increase in proceeds from divestitures and other sales of assets, which is largely attributable to the sale of one of our landfills in Ontario, Canada during the first quarter of 2005; (ii) a $33 million decrease in capital expenditures, which went from $526 million in 2004 to $493 million in 2005; and (iii) a $30 million increase in net receipts from restricted trust and escrow accounts.
      Net Cash Used in Financing Activities — The $456 million increase in cash used for financing activities during the six months ended June 30, 2005 is primarily attributable to (i) a $205 million increase in debt repayments net of borrowings; (ii) a $170 million increase in cash paid for common stock repurchases; and (iii) a $69 million decline in cash proceeds from the exercise of common stock options.
      During the six months ended June 30, 2005, we repaid $234 million of outstanding debt obligations, including $103 million of senior notes that matured in May 2005, and $67 million associated with a short-term note obligation and $35 million of convertible subordinated notes that matured in January 2005. The $369 million of cash debt repayments made during the six months ended June 30, 2004 were largely offset by $348 million in net proceeds, which were primarily provided by the March 2004 issuance of $350 million of 5.00% senior notes due in 2014.
      During the six months ended June 30, 2005, we repurchased 9.9 million shares of our common stock for $290 million. Approximately $12 million of these share repurchases was settled in cash in July 2005. Our 2005 common stock repurchases are pursuant to a capital allocation program that provides for combined dividend payments and shares repurchases of up to $1.2 billion each year during 2005, 2006 and 2007. Future share repurchases under this program will be made at the discretion of management, and will depend on various factors, including our net earnings, financial condition and projected cash requirements. We paid $108 million for share repurchases during the six months ended June 30, 2004, $24 million of which was paid to settle repurchases made in December 2003.
      Cash paid for dividends also increased $10 million during the six months ended June 30, 2005 due to an increase in our per share dividend. Our Board of Directors declared a $0.20 per share dividend in both the first and second quarters of 2005. The first quarter dividend was paid on March 24, 2005 to shareholders of record as of March 1, 2005 for an aggregate of $114 million. The second quarter dividend was paid on June 24, 2005 to shareholders of record as of June 1, 2005 for an aggregate of $114 million. In each of the first and second quarters of 2004, we declared and paid a dividend of $0.1875 per share, which resulted in aggregate cash payments of $218 million for the six months ended June 30, 2004. All future dividend declarations are at the discretion of the Board of Directors and depend on factors the Board deems relevant.
Off-Balance Sheet Arrangements
      We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 8 to the Condensed Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the three or six months ended June 30, 2005 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.
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
      In October 2004, the Company announced that its Board of Directors approved a capital allocation program that included the authorization of up to $1.2 billion of stock repurchases and dividend payments annually for each of 2005, 2006 and 2007. All of the common stock repurchases made in 2005 have been pursuant to that program. The following table summarizes our second quarter 2005 activity:
Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

April 1 - 30	727,300	$28.59	727,300	$849 million
May 1 - 31	2,709,200	$29.24	2,709,200	$770 million
June 1 - 30(c)	3,033,200	$29.01	3,033,200	$682 million

Total	6,469,700	$29.06	6,469,700

a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

b)	The disclosure of the maximum approximate dollar value of shares yet to be purchased under the program is required by the SEC. These amounts are not necessarily an indication of the amount we intend to repurchase during the remainder of the year. The amount of capital approved for share repurchases during 2005 is $1.2 billion, net of dividends paid. During the six months ended June 30, 2005, we declared and paid $228 million in cash dividends under this program. The maximum dollar value of shares that may be purchased under the program included in the table above includes the effect of these dividend payments as if all payments had been made at the beginning of the earliest period presented. However, this amount does not include the impact of any dividend payments we expect to make in the third or fourth quarters of 2005.

c)	Shares purchased in June 2005 include 420,000 shares purchased for an aggregate of $12 million pursuant to transactions entered into during the month that were not settled until July 2005.

Item 4.	Submission of Matters to a Vote of Security Holders.
      We held our 2005 Annual Meeting of Stockholders on May 13, 2005 in Houston, Texas. A total of 500,379,077 shares of common stock, which is approximately 88% of the common stock outstanding at that time, were represented either in person or by proxy. The following information summarizes the matters submitted for a vote at the 2005 Annual Meeting of Stockholders and the associated results.
The eight directors listed below were elected to a one-year term:

Director	Shares For	Shares Withheld

Pastora San Juan Cafferty	491,077,364	9,301,713
Frank M. Clark, Jr.	492,688,365	7,690,712
Robert S. Miller	483,258,324	17,120,753
John C. Pope	476,449,259	23,929,818
W. Robert Reum	492,657,018	7,722,059
Steven G. Rothmeier	491,129,207	9,249,870
David P. Steiner	492,791,805	7,587,272
Thomas H. Weidemeyer	492,578,276	7,800,801
The appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm was ratified:

Shares For	Shares Against	Shares Withheld

493,704,167	3,145,794	3,529,116
A majority of shares voted were voted against a stockholder proposal requiring us to disclose our strategy on opposition to privatization:

Shares For	Shares Against	Shares Withheld

13,304,846	408,158,075	24,164,762
A majority of shares voted were voted against a stockholder proposal that would have changed our method of electing directors from plurality voting to majority voting:

Shares For	Shares Against	Shares Withheld

194,614,836	246,733,337	4,277,835
A majority of shares voted were voted against a stockholder proposal requiring annual disclosure of our political contributions and the reasons for such political contributions:

Shares For	Shares Against	Shares Withheld

25,037,586	380,228,903	40,360,994
A majority of shares voted were voted for a stockholder proposal asking the Board of Directors to adopt a policy limiting the amount of severance payments to executive officers to 2.99 times the average of the executive’s W-2 income over the preceding five years:

Shares For	Shares Against	Shares Withheld

242,833,427	198,583,771	4,209,710

Item 6.	Exhibits.

Exhibit
No.		Description

10.1	—	Employment Agreement between the Company and David A. Aardsma, dated as of June 16, 2005 (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated June 16, 2005).
12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.

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

Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)
Date: July 28, 2005

INDEX TO EXHIBITS

Exhibit
No.		Description

10.1	—	Employment Agreement between the Company and David A. Aardsma, dated as of June 16, 2005 (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated June 16, 2005).
12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.