Form 10-Q
period 2005-09-30
WASTE MANAGEMENT INC
filed 2005-10-27
CIK 823768

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.)     Yes ☑          No ☐
      The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 24, 2005 was 551,835,681 (excluding treasury shares of 78,446,780).

PART I.
Item 1. Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures.
PART II.
Item 1. Legal Proceedings.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Item 5. Other Information.
Item 6. Exhibits.
SIGNATURES
INDEX TO EXHIBITS
Form of Director and Officer Indemnity Agreement
WMI's Executive Officer Severance Policy
Computation of Ratio of Earnings to Fixed Charges
Certification Pursuant to Rule 15d-14a of CEO
Certification Pursuant to Rule 15d-14a of SVP and CFO
Certification Pursuant to Section 1350, CEO
Certification Pursuant to Section 1350, CFO

PART I.

Item 1.	Financial Statements.
WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$300	$424
Accounts receivable, net of allowance for doubtful accounts of $56 and $61, respectively	1,748	1,717
Notes and other receivables	223	232
Parts and supplies	100	90
Deferred income taxes	53	58
Prepaid expenses and other current assets	481	298

Total current assets	2,905	2,819
Property and equipment, net of accumulated depreciation and amortization of $11,105 and $10,525, respectively	11,160	11,476
Goodwill	5,369	5,301
Other intangible assets, net	150	152
Other assets	985	1,157

Total assets	$20,569	$20,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$593	$772
Accrued liabilities	1,442	1,586
Deferred revenues	469	463
Current portion of long-term debt	174	384

Total current liabilities	2,678	3,205
Long-term debt, less current portion	8,168	8,182
Deferred income taxes	1,374	1,380
Landfill and environmental remediation liabilities	1,199	1,141
Other liabilities	764	744

Total liabilities	14,183	14,652

Minority interest in subsidiaries and variable interest entities	279	282

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,484	4,481
Retained earnings	3,557	3,004
Accumulated other comprehensive income	128	69
Restricted stock unearned compensation	(2)	(4)
Treasury stock at cost, 76,714,540 and 60,069,777 shares, respectively	(2,066)	(1,585)

Total stockholders’ equity	6,107	5,971

Total liabilities and stockholders’ equity	$20,569	$20,905

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating revenues	$3,375	$3,274	$9,702	$9,308

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	2,202	2,151	6,419	6,111
Selling, general and administrative	309	316	952	949
Depreciation and amortization	369	345	1,036	1,018
Restructuring	27	(1)	27	(1)
Asset impairments and unusual items	86	(2)	57	(20)

	2,993	2,809	8,491	8,057

Income from operations	382	465	1,211	1,251

Other income (expense):
Interest expense	(125)	(112)	(369)	(344)
Interest income	8	21	20	31
Equity in net losses of unconsolidated entities	(27)	(27)	(79)	(70)
Minority interest	(12)	(10)	(33)	(26)
Other, net	—	—	1	(2)

	(156)	(128)	(460)	(411)

Income before income taxes and cumulative effect of change in accounting principle	226	337	751	840
Provision for (benefit from) income taxes	11	35	(141)	178

Income before cumulative effect of change in accounting principle	215	302	892	662
Cumulative effect of change in accounting principle, net of income tax expense of $5 for the nine months ended September 30, 2004	—	—	—	8

Net income	$215	$302	$892	$670

Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$0.39	$0.52	$1.58	$1.15
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.39	$0.52	$1.58	$1.16

Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$0.38	$0.52	$1.57	$1.14
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.38	$0.52	$1.57	$1.15

Cash dividends per common share	$0.20	$0.19	$0.60	$0.56

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Cash flows from operating activities:
Net income	$892	$670
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(8)
Provision for bad debts	34	36
Depreciation and amortization	1,036	1,018
Deferred income tax provision (benefit)	(19)	110
Minority interest	33	26
Equity in net losses of unconsolidated entities, net of distributions	55	49
Net gain on disposal of assets	(12)	(12)
Effect of asset impairments and unusual items	57	(20)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(57)	(227)
Prepaid expenses and other current assets	(36)	(35)
Other assets	(14)	(12)
Accounts payable and accrued liabilities	(250)	26
Deferred revenues and other liabilities	7	(3)

Net cash provided by operating activities	1,726	1,618

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(130)	(110)
Capital expenditures	(765)	(837)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	158	73
Purchases of short-term investments	(604)	(1,284)
Proceeds from sales of short-term investments	434	1,275
Net receipts from restricted trust and escrow accounts	295	297
Other, net	(26)	3

Net cash used in investing activities	(638)	(583)

Cash flows from financing activities:
New borrowings	25	348
Debt repayments	(285)	(434)
Common stock repurchases	(573)	(353)
Cash dividends	(339)	(326)
Exercise of common stock options and warrants	68	150
Minority interest distributions paid	(13)	(21)
Other, net	(98)	3

Net cash used in financing activities	(1,215)	(633)

Effect of exchange rate changes on cash and cash equivalents	3	—

Increase (decrease) in cash and cash equivalents	(124)	402
Cash and cash equivalents at beginning of period	424	217

Cash and cash equivalents at end of period	$300	$619

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated	Restricted
	Common Stock		Additional		Other	Stock	Treasury Stock
			Paid-In	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Shares	Amount

Balance, December 31, 2003	630,282	$6	$4,501	$2,497	$(14)	$—	(54,164)	$(1,388)
Net income	—	—	—	939	—	—	—	—
Cash dividends	—	—	—	(432)	—	—	—	—
Common stock issued upon exercise of stock options and warrants and grants of restricted stock, including tax benefit of $37	—	—	(23)	—	—	(5)	10,019	259
Earned compensation related to restricted stock	—	—	—	—	—	1	—	—
Common stock repurchases	—	—	—	—	—	—	(16,541)	(472)
Unrealized losses resulting from changes in fair value of derivative instruments, net of tax benefit of $11	—	—	—	—	(17)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $6	—	—	—	—	10	—	—	—
Unrealized gains on marketable securities, net of taxes of $2	—	—	—	—	2	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	88	—	—	—
Other	—	—	3	—	—	—	616	16

Balance, December 31, 2004	630,282	6	4,481	3,004	69	(4)	(60,070)	(1,585)

Net income	—	—	—	892	—	—	—	—
Cash dividends	—	—	—	(339)	—	—	—	—
Common stock issued upon exercise of stock options and warrants, including tax benefit of $10	—	—	(8)	—	—	—	3,191	85
Earned compensation related to restricted stock	—	—	—	—	—	2	—	—
Common stock repurchases	—	—	—	—	—	—	(20,486)	(583)
Unrealized gains resulting from changes in fair value of derivative instruments, net of taxes of $10	—	—	—	—	16	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $4	—	—	—	—	7	—	—	—
Unrealized gains on marketable securities, net of taxes of $1	—	—	—	—	2	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	34	—	—	—
Other	—	—	11	—	—	—	650	17

Balance, September 30, 2005	630,282	$6	$4,484	$3,557	$128	$(2)	(76,715)	$(2,066)

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
      WMI was incorporated in Oklahoma in 1987 under the name “USA Waste Services, Inc.” and was reincorporated as a Delaware company in 1995. In a 1998 merger, the Illinois-based waste services company formerly known as Waste Management, Inc. became a wholly-owned subsidiary of WMI and changed its name to Waste Management Holdings, Inc. (“WM Holdings”). At the same time, our parent holding company changed its name from USA Waste Services to Waste Management, Inc. Like WMI, WM Holdings is a holding company that conducts all of its operations through subsidiaries. For more detail on the financial position, results of operations and cash flows of WMI, WM Holdings and their subsidiaries, see Note 12.
      The Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2005 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
      During the first quarter of 2004, we began making investments in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. Through December 31, 2004, we included these investments in “Cash and cash equivalents.” As a result of recent guidance associated with these types of securities, we determined that these investments were more appropriately classified as short-term investments, which are a component of “Prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets. Accordingly, in our accompanying Condensed

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Financial Statements we have decreased our “Cash and cash equivalents” and increased our “Prepaid expenses and other assets” by $19 million at December 31, 2004.
      As of September 30, 2005, our “Prepaid expenses and other assets” include $234 million of short-term investments, which include $178 million of auction rate securities and variable rate demand notes. As of December 31, 2004, our “Prepaid expenses and other assets” include $64 million of short-term investments, which includes the $19 million of auction rate securities and variable rate demand notes mentioned above.
      Gross purchases and sales of these investments are presented within “Cash flows from investing activities” in our Statements of Cash Flows. Additionally, in our 2004 Condensed Consolidated Statement of Cash Flows, relatively insignificant purchases and sales of other short-term investments were included on a net basis within “Cash flows from investing activities — Other.” This additional activity has also been reflected within purchases and sales of short-term investments in the accompanying Condensed Consolidated Statements of Cash Flows.

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

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the three and nine months ended September 30, 2005 and 2004, we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to that individual asset retirement obligation. The weighted-average rate applicable to our asset retirement obligations at September 30, 2005 is between 6.00% and 7.25%, the range of the credit-adjusted, risk-free discount rates effective since adopting SFAS No. 143 in 2003.
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
      Changes in inflation rates or the estimated cost, timing or extent of future final capping, closure and post-closure activities typically result in both (i) a current adjustment to the recorded liability and landfill asset; and (ii) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of either the related discrete capping event or the landfill. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our amortization policy, which would generally result in amortization expense being recognized prospectively over the remaining capacity of the final capping event or the landfill, as appropriate. Changes in such estimates associated with airspace that has been fully utilized result in an adjustment to the recorded liability and a corresponding adjustment to landfill amortization expense.
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

Environmental Remediation
      We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on applicable estimates and assumptions. There can sometimes be a range of reasonable

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $170 million higher on a discounted basis than the $317 million recorded in the Condensed Consolidated Financial Statements as of September 30, 2005.
      Through September 30, 2005, we had been notified that we are a potentially responsible party (“PRP”) in connection with 73 locations listed on the EPA’s National Priorities List (“NPL”). Of the 73 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own were initially developed by others as landfill disposal facilities. At each of the owned facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at, or near, the time that we make the remedial expenditures. The 57 NPL sites at which claims have been made against us and that we do not own are at different procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is known as CERCLA or Superfund. At some of these sites, our liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At other sites, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain. Any of these matters could potentially have a material adverse effect on our consolidated financial statements.
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
      Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (by 2.5% at September 30, 2005 and December 31, 2004) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for United States Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation (4.25% at both September 30, 2005 and December 31, 2004). We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. For remedial liabilities that have been discounted, we recognize interest accretion on a monthly basis to the period of settlement, based on the effective interest method. Periodic interest accretion is included as a component of “Operating” costs and expenses in our Condensed Consolidated Statements of Operations.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Statement Impact of Landfill and Environmental Remediation Obligations
      Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2005			December 31, 2004

		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$107	$69	$176	$100	$62	$162
Long-term	951	248	1,199	879	262	1,141

	$1,058	$317	$1,375	$979	$324	$1,303

      The changes to landfill and environmental remediation liabilities for the year ended December 31, 2004 and the nine months ended September 30, 2005 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2003	$958	$332
Obligations incurred and capitalized	61	—
Obligations settled	(83)	(31)
Interest accretion	64	11
Revisions in estimates	(18)	8
Acquisitions, divestitures and other adjustments	(3)	4

December 31, 2004	979	324
Obligations incurred and capitalized	45	—
Obligations settled	(30)	(26)
Interest accretion	49	8
Revisions in estimates	15	9
Acquisitions, divestitures and other adjustments	—	2

September 30, 2005	$1,058	$317

      At several of our landfills, we provide financial assurance by depositing cash into restricted escrow accounts or trust funds that have been established to settle closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $219 million at September 30, 2005, and is primarily included as a component of “Other assets” in our Condensed Consolidated Balance Sheet. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iii) acquisitions or divestitures of landfills; and (iv) changes in the fair value of the financial instruments held in the trust fund or escrow account.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Debt

Debt
      The following table summarizes the major components of debt at each balance sheet date (in millions):

	September 30,	December 31,
	2005	2004

Revolving credit facility	$—	$—
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.00% to 8.75% (weighted average interest rate of 7.0% at September 30, 2005 and at December 31, 2004)(a),(b)	5,178	5,344
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 2.2% to 7.4% (weighted average interest rate of 3.9% at September 30, 2005 and 3.6% at December 31, 2004)(c),(d)	2,175	2,047
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 2.8% to 9.3% (weighted average interest rate of 5.2% at September 30, 2005 and at December 31, 2004)(e)	432	496
5.75% convertible subordinated notes due 2005(f)	—	35
Capital leases and other, maturing through 2036, interest rates up to 12%	557	644

	8,342	8,566
Less current portion	174	384

	$8,168	$8,182

a)	On May 15, 2005, $100 million of 7.0% senior notes and $3 million of 6.65% senior notes matured and were repaid with cash on hand.

b)	We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of September 30, 2005, the interest payments on $2.35 billion of our fixed-rate senior notes have been swapped to variable rates. Fair value hedge accounting for interest rate swap contracts increased the carrying value of our senior notes by $69 million at September 30, 2005 and $134 million at December 31, 2004.

c)	During the nine months ended September 30, 2005, we issued $130 million of tax-exempt bonds. The proceeds from these debt issuances may only be used for the specific purpose for which the money was raised, which is generally to fund equipment purchases or the acquisition and development of solid waste disposal facilities. The restricted funds provided by this financing activity have not been included in “New borrowings” in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 because they were deposited directly into trust funds.

d)	Fair value hedge accounting for interest rate swap contracts increased the carrying value of our tax-exempt bonds by $1 million at September 30, 2005 and December 31, 2004.

e)	During the nine months ended September 30, 2005, $62 million of our tax-exempt project bonds matured, of which $17 million was repaid with available cash and $45 million was repaid with debt service funds.

f)	Our 5.75% convertible subordinated notes were repaid with cash on hand at maturity on January 24, 2005.

Debt Covenants
      Our revolving credit facility and certain other financing agreements contain financial covenants. The most restrictive of these financial covenants are contained in our revolving credit facility. The following table

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
summarizes the requirements of these financial covenants and the results of the calculation, as defined by the revolving credit facility:

	Requirement	September 30,	December 31,
Covenant	per Facility	2005	2004

Interest coverage ratio	>2.75 to 1	3.6 to 1	3.5 to 1
Total debt to EBITDA	<3.5 to 1	2.7 to 1	2.8 to 1
      Our revolving credit facility and senior notes also contain certain restrictions intended to monitor our level of indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of September 30, 2005, we were in compliance with the covenants and restrictions under all of our debt agreements.

4.	Income Taxes
      The current tax obligations associated with the provision for income taxes recorded in the Statements of Operations are reflected in the accompanying Condensed Consolidated Balance Sheets as a component of “Accrued liabilities,” and the deferred tax obligations are reflected in “Deferred income taxes.”
      The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended September 30, 2005 is primarily due to (i) favorable effects of tax audit settlements; (ii) the favorable impact of non-conventional fuel tax credits; and (iii) the finalization of our 2004 federal tax return offset in part by state and local income taxes. These items also impact the difference between federal income taxes computed at the federal statutory rate and reported income taxes for the nine months ended September 30, 2005 as does the second quarter impact of our expected repatriation of accumulated earnings from certain of our Canadian subsidiaries. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2004 is primarily due to the favorable impact of non-conventional fuel tax credits and favorable tax audit settlements, offset in part by state and local income taxes. We continue to evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.
      Tax audit settlements — The settlement of several tax audits during the year resulted in a reduction in income tax expense of $28 million, or $0.05 per diluted share, for the three months ended September 30, 2005 and $375 million, or $0.66 per diluted share, for the nine months ended September 30, 2005. The reduction in income taxes recognized is primarily attributable to the associated reduction in our accrued tax and related accrued interest liabilities. As a result, we realized a 12.5 percentage point reduction in our effective tax rate for the three months ended September 30, 2005 and a 49.9 percentage point reduction in our effective tax rate for the nine months ended September 30, 2005. For information regarding the status of current audit activity, refer to Note 8.
      During the three and nine months ended September 30, 2004, the settlement of several tax audits resulted in a $62 million and $74 million tax benefit, respectively. These tax audit settlements resulted in an 18.4 percentage point reduction in our effective tax rate for the three months ended September 30, 2004 and an 8.8 percentage point reduction in our effective tax rate for the nine months ended September 30, 2004.
      Non-conventional fuel tax credits — The favorable impact of non-conventional fuel tax credits has been derived from our landfills and our investments in two coal-based, synthetic fuel production facilities (the “Facilities”), which are discussed in more detail below. The fuel generated from our landfills and the Facilities through 2007 qualifies for tax credits pursuant to section 29 of the Internal Revenue Code, and may be phased out if the price of oil exceeds an annual average price threshold determined by the U.S. Internal Revenue Service.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax credits generated by our landfills are provided by our Renewable Energy Program, under which we develop, operate and promote the beneficial use of landfill gas. Our recorded taxes for the three and nine months ended September 30, 2005 include benefits of $8 million and $21 million, respectively, from tax credits generated by our landfill gas-to-energy projects. Our recorded taxes for the three and nine months ended September 30, 2004 include $7 million and $20 million, respectively, from tax credits generated by our landfill gas-to-energy projects.
      In the first and second quarters of 2004, we acquired minority ownership interests in the Facilities, which result in the recognition of our pro-rata share of the Facilities’ losses, the amortization of our initial investments and additional expense associated with other estimated obligations being recorded as “Equity in net losses of unconsolidated entities” within our Condensed Consolidated Statements of Operations. The following table summarizes the impact of our investments in the Facilities on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Equity in losses of unconsolidated entities	$(28)	$(28)	$(83)	$(73)
Interest expense	(1)	(2)	(5)	(6)
Benefit from income taxes(a)	39	39	106	93

Net income	$10	$9	$18	$14

a)	The benefit from income taxes attributable to the Facilities includes tax credits of $27 million and $71 million for the three and nine months ended September 30, 2005, respectively, and $28 million and $63 million for the three and nine months ended September 30, 2004, respectively.
     The equity losses and associated tax benefits would not have been incurred if we had not acquired the minority ownership interest in the Facilities. In addition, if the tax credits generated by the Facilities were no longer allowable under Section 29 of the Internal Revenue Code, we could unwind the investment in the period that determination is made and not incur these losses in future periods.
      Repatriation of earnings in foreign subsidiaries — On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) became law. A provision of the Act allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate during 2005. We have decided to repatriate accumulated earnings and capital from certain of our Canadian subsidiaries in accordance with this provision, which were previously accounted for as permanently reinvested in accordance with APB Opinion No. 23, Accounting for Income Taxes — Special Areas. During the third quarter of 2005, we repatriated approximately $115 million and plan, in the fourth quarter, to repatriate an additional $370 million of our accumulated foreign earnings and capital. These repatriations are under the terms of a domestic reinvestment plan that was approved by our Chief Executive Officer and Board of Directors during the second quarter of 2005. In the second quarter of 2005, we accrued $34 million in tax expense for the repatriations.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income
      Comprehensive income represents all changes in our equity except for changes resulting from investments by, and distributions to, stockholders. Comprehensive income for the three and nine months ended September 30, 2005 and September 30, 2004 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income	$215	$302	$892	$670

Other comprehensive income:
Unrealized gains (losses) resulting from changes in fair value of derivative instruments, net of taxes	7	3	16	(6)
Realized losses on derivative instruments reclassified into earnings, net of taxes	2	2	7	7
Unrealized gains on marketable securities, net of taxes	1	—	2	—
Translation adjustment of foreign currency statements	59	58	34	32

Other comprehensive income	69	63	59	33

Comprehensive income	$284	$365	$951	$703

      The components of accumulated other comprehensive income were as follows (in millions):

	September 30,	December 31,
	2005	2004

Accumulated unrealized loss on derivative instruments, net of tax benefit	$(26)	$(49)
Accumulated unrealized gain on marketable securities, net of taxes	5	3
Cumulative translation adjustment of foreign currency statements	149	115

	$128	$69

6.	Earnings Per Share
      The following reconciles the number of shares outstanding at September 30 of each year to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purpose of calculating basic and diluted earnings per share. The table also provides the number of shares of

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock potentially issuable at the end of each period and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (shares in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Number of common shares outstanding at end of period	553.6	572.8	553.6	572.8
Effect of using weighted average common shares outstanding	5.3	3.9	11.1	5.2

Weighted average basic common shares outstanding	558.9	576.7	564.7	578.0
Dilutive effect of equity-based compensation awards, warrants, convertible subordinated notes and other contingently issuable shares	2.9	4.5	3.3	4.8

Weighted average diluted common shares outstanding	561.8	581.2	568.0	582.8

Potentially issuable shares	39.9	47.6	39.9	47.6
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	14.9	16.8	14.5	17.1

7.	Stock-Based Compensation, Common Stock Dividends and Common Stock Repurchases

Stock-Based Compensation
      Pursuant to our 2004 Stock Incentive Plan, we have the ability to issue various forms of equity-based compensation on terms and conditions determined by the Compensation Committee of our Board of Directors. As a result of both the changes in accounting for share-based payments as discussed in Note 13 and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, our Board of Directors has approved a substantial change in the form of awards that we grant. In prior years, stock option awards were the primary form of equity-based compensation. Currently, we do not intend to include stock option awards as a component of our future long-term incentive plans.
      During the nine months ended September 30, 2005, we granted approximately 757,000 restricted stock units and approximately 760,000 performance share units to selected participants under our 2004 Stock Incentive Plan. The restricted stock units vest ratably over a four-year period, and unvested units are subject to forfeiture in the event of voluntary or for-cause termination. The restricted stock units become immediately vested in the event of an employee’s death or disability and continue to vest for up to 36-months following an employee’s retirement. The performance share units are payable in shares of common stock based on the achievement of certain financial measures, after the end of a three-year performance period. The performance share units are also payable to an employee (or their beneficiary) upon death, disability or retirement as if that employee had remained employed until the end of the performance period, but are subject to forfeiture in the event of voluntary or for-cause termination.
      We have accounted for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended. Pursuant to APB No. 25, we have not recognized compensation cost for our stock options because the number of shares potentially issuable and the exercise price, which is equal to the fair market value of the underlying stock on the date of grant, are fixed. Compensation expense associated with restricted stock and restricted stock units that continue to vest based on future employment is measured based on the grant-date fair value of our common stock and is recognized on a straight-line basis over the required employment period, which is generally the vesting period. Compensation expense associated with performance share units that continue to vest based on future performance is measured based on the fair value of our common stock at each

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
balance sheet date and recognized ratably over the performance period based on our expectations for achieving the defined performance criteria.
      Compensation expense included in reported net income associated with restricted stock, restricted stock units and performance share units was $3 million, or $2 million net of tax, for the three months ended September 30, 2005 and $14 million, or $9 million net of tax, for the nine months ended September 30, 2005. Approximately $5 million, or $3 million net of tax, of the current year’s expense is associated with the recognition of compensation costs for restricted stock, restricted stock units and performance share units that were granted to employees who were either eligible for retirement at the date of grant or have become eligible for retirement during the vesting period. As discussed above, the provisions of these awards provide for continued vesting upon retirement and, as a result, the future vesting in awards granted to retirement-eligible employees is not dependent upon future service. Accordingly, compensation expense associated with the portion of restricted stock, restricted stock unit and performance share unit grants that does not require future service has been recognized immediately. As restricted stock, restricted stock units and performance share units were not a significant component of our stock incentive plan in 2004, compensation costs included in reported net income for the nine months ended September 30, 2004 were approximately $1 million, net of tax.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Reported net income	$215	$302	$892	$670
Less: compensation expense per SFAS No. 123, net of tax benefit	10	14	34	42

Pro forma net income	$205	$288	$858	$628

Basic earnings per common share:
Reported net income	$0.39	$0.52	$1.58	$1.16
Less: compensation expense per SFAS No. 123, net of tax benefit	0.02	0.02	0.06	0.07

Pro forma net income	$0.37	$0.50	$1.52	$1.09

Diluted earnings per common share:
Reported net income	$0.38	$0.52	$1.57	$1.15
Less: compensation expense per SFAS No. 123, net of tax benefit	0.02	0.02	0.06	0.07

Pro forma net income	$0.36	$0.50	$1.51	$1.08

      As discussed above, in accordance with APB No. 25 and its interpretations, we recognize compensation expense attributable to restricted stock, restricted stock units and performance share units on a straight-line basis over the service or employment period required for an employee to vest in his award. This attribution method has resulted in the immediate or accelerated recognition of compensation expense for equity-based awards made to retirement-eligible employees.
      For purposes of reporting SFAS No. 123 pro forma financial information, we have recognized compensation expense associated with stock option awards over the explicit vesting period, which is generally four years, rather than the required service or employment period. SFAS No. 123 (revised 2004), Share Based

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Payment, (“SFAS No. 123(R)”) requires companies to recognize equity-based compensation over the required service or employment period. In accordance with recent guidance provided by the Securities and Exchange Commission (“SEC”), we will continue to recognize equity-based compensation expense associated with previous stock option grants on a straight-line basis over the explicit service period and recognize compensation expense for all share based payments made subsequent to our adoption of SFAS No. 123(R) over the required service period. We have assessed the impact of applying the attribution method required by SFAS No. 123(R) to our pro forma compensation expense and determined that this attribution method would not have a material impact on the pro forma financial information provided.
      In accordance with SFAS No. 123(R), and the SEC’s rule amending the compliance dates of the statement, we will begin to recognize compensation expense for equity-based compensation using the fair value method in 2006, as discussed in Note 13.

Common Stock Dividends and Repurchases
      In October 2004, our Board of Directors approved a capital allocation program that provides for up to $1.2 billion in aggregate dividend payments and share repurchases each year during 2005, 2006 and 2007. Aggregate dividend payments and share repurchases under this program were $404 million during the three months ended September 30, 2005 and $922 million during the nine months ended September 30, 2005.
      The Board of Directors declared a $0.20 per share dividend in the first, second and third quarters of 2005. The third quarter dividend was paid on September 23, 2005 to shareholders of record as of September 1, 2005 for an aggregate of $111 million. We have paid $339 million in cash dividends during the nine months ended September 30, 2005. In the first, second and third quarters of 2004, we declared and paid a dividend of $0.1875 per share, which resulted in aggregate cash payments of $108 million for the three months ended September 30, 2004 and $326 million for the nine months ended September 30, 2004.
      On October 7, 2005, we declared our fourth quarterly dividend of $0.20 per share, which will be paid on December 23, 2005 to stockholders of record as of December 1, 2005. Based on shares outstanding as of September 30, 2005, the payment of this dividend would result in total dividend payments of approximately $450 million in 2005. All future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, projected cash requirements and other factors the Board may deem relevant.
      During the nine months ended September 30, 2005, we repurchased 20.5 million shares of our common stock for $583 million, of which $10 million was settled in October 2005. During the nine months ended September 30, 2004, we repurchased 11.7 million shares of our common stock at a cost of $329 million. In addition, we paid $24 million in January 2004 to settle repurchases made in December 2003. Future share repurchases will be made at the discretion of management, and will depend on similar factors to those considered by the Board in making dividend declarations.

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

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Guarantees  — We have entered into the following guarantee agreements associated with our operations:

•	As of September 30, 2005, WM Holdings, one of WMI’s wholly-owned subsidiaries, has fully and unconditionally guaranteed WMI’s senior indebtedness that matures through 2032. WMI has fully and unconditionally guaranteed the senior indebtedness of WM Holdings that matures through 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our Condensed Consolidated Balance Sheets. See Note 12 for further information.

•	WMI has guaranteed the tax-exempt bonds of its subsidiaries. If a subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, WMI will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our Condensed Consolidated Balance Sheets. See Note 3 for information related to the balances and maturities of our tax-exempt bonds.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	We have guaranteed certain financial obligations of unconsolidated entities. The related obligations, which mature through 2020, are not recorded on our Condensed Consolidated Balance Sheets. As of September 30, 2005, our maximum future obligation associated with these guarantees is approximately $25 million. However, we have ongoing projects with the guaranteed entities and believe that it is not likely that we will be required to perform under these guarantees.

•	We have issued a $24.8 million letter of credit to support the debt of a surety bonding company. We initially guaranteed the debt of this entity during the third quarter of 2003. At that time we determined that we are the primary beneficiary of this entity under the provisions of FIN 46. As a result, since the third quarter of 2003, this variable interest entity has been consolidated into our financial statements and the guaranteed obligation is included as a component of “Long-term debt” in our Condensed Consolidated Balance Sheets.

•	WM Holdings has guaranteed all reimbursement obligations of WMI under its $350 million letter of credit facility and $295 million letter of credit and term loan agreements. Under those facilities, WMI must reimburse the entities funding the facilities for any draw on a letter of credit supported by the facilities. As of September 30, 2005, we had $645 million in outstanding letters of credit under these facilities.

•	In connection with the $350 million letter of credit facility, WMI and WM Holdings guaranteed the interest rate swaps entered into by the entity funding the letter of credit facility. The probability of loss for the guarantees was determined to be remote and the fair value of the guarantees is immaterial to our financial position and results of operations.

•	Certain of our subsidiaries have guaranteed the market value of certain homeowners’ properties that are adjacent to our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference between the sale value and the guaranteed market value of the homeowners’ properties, if any. Generally, it is not possible to determine the contingent obligation associated with these guarantees, but we do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities.

•	WMI and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided and liabilities as obligations are incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.
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

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2005, there were four proceedings involving our subsidiaries where we reasonably believe that the sanctions could exceed $100,000. The matters involve allegations that subsidiaries (i) improperly operated a solid waste landfill by failing to maintain required records, properly place and cover waste and adhere to proper leachate levels; (ii) failed to comply with air permit and emission limit requirements at an operating landfill; (iii) caused excess odors and exceeded certain sewer discharge limitations and landfill gas emission limit requirements at an operating landfill; and (iv) violated federal and state air pollution control statutes and rules, state solid waste and ground water protection statutes and rules and state permits at an operating landfill. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.
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

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In March 2002, the SEC filed a civil lawsuit against six former officers of WM Holdings in federal court in the Northern District of Illinois (the “Court”). Neither WMI nor any of its subsidiaries, including WM Holdings, was a party to such proceeding. In accordance with applicable charter and bylaws and indemnification agreements, WMI had been advancing these individuals’ defense costs since the inception of the case and would have been obligated to continue advancing defense costs through the conclusion of this case. In connection with the SEC’s settlement of the lawsuit with four of the remaining five defendants in the case, WMI entered into a settlement agreement (the “Settlement Agreement”) with these four individuals whereby WMI agreed to pay approximately $26.8 million to the Court, as payment of the disgorgement and interest amounts that these four individuals agreed to pay in settlement of the SEC’s claims against them. The four individuals also paid their own fines and penalties totaling $4.1 million, which was not reimbursed or paid by WMI. WMI’s Settlement Agreement with the individuals was expressly conditioned on the Court issuing a final and non-appealable plan of distribution distributing an amount not less than the $26.8 million to WMI’s stockholders. On August 26, 2005, the Court accepted the consent decrees and final judgments from these four individuals and also entered its Final Order of Plan of Distribution in the proceeding, which ordered the distribution of all but $4 million of the total settlement fund, or approximately $27.5 million, to WMI stockholders of record as of August 25, 2005. On September 1, 2005, WMI funded the agreed amount of $26.8 million into the registry of the Court in accordance with the Settlement Agreement. The Company has been advised by the settlement fund administrator that the $27.5 million distribution to WMI stockholders will be made before the end of 2005. WMI continues to advance the defense costs for the one remaining defendant in the lawsuit.
      The Company may in the future incur substantial expenses in connection with the fulfillment of its defense and possible indemnification obligations with respect to the remaining defendant in this proceeding or in connection with other actions or proceedings that may be brought against its former or current officers, directors and employees in the future. The Company’s obligations to indemnify and advance defense expenses continue after individuals leave the Company for claims related to actions that occurred before their departure from the Company.
      We are involved in routine civil litigation and governmental proceedings, including litigation involving former employees and competitors arising in the ordinary course of our business. We do not believe that any such matters will ultimately have a material adverse impact on our consolidated financial statements.
      Tax matters — We are currently under audit by the IRS and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. During the second quarter of 2005, we concluded the appeals phase of IRS audits for the years 1997 through 2000. The 2005 financial statement impacts of concluding these audits are

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
discussed in Note 4. In addition, during the fourth quarter of 2004, we concluded an IRS audit for 2001. We are currently in the examination phase of the IRS audit for the years 2002 and 2003. We expect that this audit could be completed within the next six months. To provide for potential tax exposures, we maintain an allowance for tax contingencies, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.

9.	Restructuring
      During the third quarter of 2005, we reorganized and simplified our management structure by reducing our Group and Corporate staffing levels. This reorganization increases the accountability and responsibility of our Market Areas and will allow us to streamline business decisions and to reduce costs at the Group and Corporate offices. Additionally, as part of our restructuring, the Canadian Group will no longer be a separate operating and reporting Group. Responsibility for the management of our Canadian operations has been assumed by our Eastern, Midwest and Western Groups, which reduces the number of our operating Groups from seven to six as further discussed in Note 10.
      The reorganization has eliminated about 600 employee positions throughout the Company. In the third quarter of 2005, we recorded $27 million for costs associated with the implementation of the new structure. These charges included $25 million for employee severance and benefit costs, $1 million related to abandoned operating lease agreements and $1 million related to consulting fees incurred to align our sales strategy to our changes in both resources and leadership that resulted from the reorganization. We anticipate that the Corporate segment will incur approximately $3 million of additional costs in the fourth quarter of 2005 associated with this restructuring. The following table summarizes the total costs recorded during the third quarter of 2005 for each of our reportable segments (in millions):

Total Cost
Recorded

Eastern	$3
Midwest	4
Southern	2
Western	5
Wheelabrator	—
Recycling	3
Corporate	10

Total	$27

      During the three months ended September 30, 2005, we paid approximately $12 million of the employee severance and benefit costs incurred as a result of this restructuring. As of September 30, 2005, $13 million of the related accrual remained for employee severance and benefit costs. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the third quarter of 2007.

10.	Segment and Related Information
      We manage and evaluate our operations through Groups that represent our reportable segments. These reportable segments, when combined with certain other operations not managed through our operating Groups, comprise our North American Solid Waste, or NASW, operations. NASW, our core business, provides integrated waste management services consisting of collection, disposal (solid waste and hazardous waste landfills), transfer, waste-to-energy facilities and independent power production plants that are managed

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by Wheelabrator, recycling services and other services to commercial, industrial, municipal and residential customers throughout the United States and in Puerto Rico and Canada.
      As discussed further in Note 9, in the third quarter of 2005, we eliminated our Canadian Group, and the management of our Canadian operations was allocated among Eastern, Midwest and Western Groups. As a result of this reorganization, our operating Groups now consist of the Eastern, Midwest, Southern, Western, Wheelabrator and Recycling Groups. We have allocated the operating results of our Canadian operations to the Eastern, Midwest and Western Groups for all periods presented to provide financial information that consistently reflects our current approach to managing our operations. Approximately $656 million, $495 million and $204 million of Canadian assets as of December 31, 2004 were transferred to the Eastern, Midwest and Western Groups, respectively.
      Our July 2005 reorganization also resulted in the centralization of certain Group office functions. The administrative costs associated with these functions were included in the measurement of income from operations for our reportable segments through August 2005, when the integration of these functions with our existing centralized processes was complete. Beginning in September 2005, these administrative costs have been included in income from operations of “Corporate and other.” We do not expect the reallocation of these costs to significantly affect the operating results of our reportable segments.
      Summarized financial information concerning our reportable segments for the three and nine months ended September 30 is shown in the following tables (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Three Months Ended:	Revenues	Revenues(d)	Revenues(e)	Operations(f),(g)

September 30, 2005
Eastern	$1,003	$(215)	$788	$120
Midwest	801	(138)	663	114
Southern	892	(140)	752	173
Western	801	(106)	695	122
Wheelabrator	231	(16)	215	93
Recycling	213	(6)	207	1
Other NASW(a)	73	(18)	55	(29)

Total NASW	4,014	(639)	3,375	594
Corporate and Other(b),(c)	—	—	—	(212)

Total	$4,014	$(639)	$3,375	$382

September 30, 2004
Eastern	$982	$(216)	$766	$102
Midwest	779	(145)	634	111
Southern	917	(136)	781	167
Western	748	(96)	652	108
Wheelabrator	218	(14)	204	87
Recycling	197	(5)	192	8
Other NASW(a)	66	(21)	45	(10)

Total NASW	3,907	(633)	3,274	573
Corporate and Other(b)	—	—	—	(108)

Total	$3,907	$(633)	$3,274	$465

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net
Nine Months	Operating	Operating	Operating	Income from
Ended:	Revenues	Revenues(d)	Revenues(e)	Operations(f),(g)

September 30, 2005
Eastern	$2,842	$(603)	$2,239	$259
Midwest	2,286	(400)	1,886	307
Southern	2,641	(416)	2,225	528
Western	2,298	(307)	1,991	350
Wheelabrator	647	(47)	600	217
Recycling	629	(23)	606	9
Other NASW(a)	217	(62)	155	(10)

Total NASW	11,560	(1,858)	9,702	1,660
Corporate and Other(b),(c)	—	—	—	(449)

Total	$11,560	$(1,858)	$9,702	$1,211

September 30, 2004
Eastern	$2,797	$(598)	$2,199	$264
Midwest	2,219	(409)	1,810	284
Southern	2,571	(395)	2,176	492
Western	2,145	(273)	1,872	303
Wheelabrator	625	(42)	583	213
Recycling	558	(15)	543	25
Other NASW(a)	189	(64)	125	(18)

Total NASW	11,104	(1,796)	9,308	1,563
Corporate and Other(b)	—	—	—	(312)

Total	$11,104	$(1,796)	$9,308	$1,251

a)	Other NASW revenues are generally generated from services provided throughout our operating Groups for in-plant services, methane gas recovery and certain third party sub-contract and administration revenues managed by our National Accounts and Upstream organizations. Other NASW operating results reflect the combined impact of (i) the services described above; (ii) non-operating entities that provide financial assurance and self-insurance support for the operating Groups or financing for our Canadian operations; and (iii) certain quarter-end adjustments related to the reportable segments that are not included in the measure of segment profit or loss used to assess their performance for the periods disclosed. For the three and nine months ended September 30, 2005, the income from operations of Other NASW includes a quarter-end adjustment to reflect a $22 million charge to “Depreciation and amortization” recorded to adjust the amortization periods of five of our landfills. These adjustments reflect cumulative corrections resulting from reducing the amortization periods of the landfills and were necessary to align the lives of these landfills for amortization purposes with the terms of the underlying contractual agreements supporting their operation. We have determined that the impact of these adjustments is not material to the current year or prior periods’ results of operations.

b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our six operating Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with (i) our long-term incentive program; and (ii) managing our Non-NASW divested operations, which primarily includes administrative expenses and the impact of revisions to our estimated obligations. As discussed above, we recently centralized support functions that had been provided by our Group offices. Beginning in the third quarter of 2005, our corporate operating results also include the costs associated with these support functions.

c)	The increase in Corporate and Other expenses during the three and nine months ended September 30, 2005 is primarily attributable to an impairment charge of $59 million associated with capitalized software costs and current period charges associated with legal matters. Refer to Note 11 for additional discussion of these items.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

e)	Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes experienced in 2005 and 2004, actually may increase revenues of future periods in the areas affected. For several reasons, including significant start-up costs, such revenue often generates comparatively lower margins.

f)	The operating results of our reportable segments generally reflect the impact the various lines of business and markets in which we operate can have on the Company’s consolidated operating results. The income from operations provided by our four geographic segments is generally indicative of the margins provided by our collection, landfill and transfer businesses, although these groups do provide recycling and other services that can affect these trends. The operating margins provided by our Wheelabrator segment (waste-to-energy facilities) have historically been higher than the margins provided by our base business generally due to the combined impact of long-term disposal and energy contracts and the disposal demands of the region in which our facilities are concentrated. Income from operations provided by our Recycling segment generally reflects operating margins typical of the recycling industry, which tend to be significantly lower than those provided by our base business. From time to time the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events. Refer to Note 9 and Note 11 for an explanation of transactions and events affecting the operating results of our reportable segments for the three and nine months ended September 30, 2005.

g)	For those items included in the determination of income from operations, the accounting policies of our segments are generally the same as those described in the summary of significant accounting policies included in our December 31, 2004 Form 10-K.
The table below shows the total revenues contributed by our principal lines of business (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Collection	$2,199	$2,154	$6,424	$6,177
Landfill	816	805	2,283	2,242
Transfer	462	448	1,312	1,258
Wheelabrator	231	218	647	625
Recycling and other(a)	306	282	894	802
Intercompany(b)	(639)	(633)	(1,858)	(1,796)

Operating revenues	$3,375	$3,274	$9,702	$9,308

a)	In addition to the revenue generated by our Recycling Group, we have included revenues generated within our four geographic operating Groups derived from recycling, methane gas operations and Port-O-Let® services in the “recycling and other” line-of-business.

b)	Intercompany revenues between lines of business are eliminated within the Condensed Consolidated Financial Statements included herein.

11.	Assets Impairments and Unusual Items
      The following table summarizes the major components of “Asset impairments and unusual items” for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Asset impairments	$61	$5	$98	$10
Net gains on divestitures	(5)	(3)	(76)	(12)
Other	30	(4)	35	(18)

	$86	$(2)	$57	$(20)

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The significant transactions and events resulting in asset impairments, net gains on divestitures and other financial statement impacts within “Asset impairments and unusual items” in our Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2005 are discussed below:
      Asset impairments — During the second quarter of 2005, we recorded a $35 million charge for the impairment of the Pottstown Landfill located in West Pottsgrove Township, Pennsylvania. We determined that an impairment was necessary after, on May 18, 2005, the Pennsylvania Environmental Hearing Board upheld a denial by the Pennsylvania Department of Environmental Protection of a permit application for a vertical expansion at the landfill. After the denial was upheld, the Company reviewed the options available at the Pottstown Landfill and the likelihood of the possible outcomes of those options. After such evaluation and considering the length of time required for the appeal process and the permit application review, we decided not to pursue an appeal of the permit denial. This decision was primarily due to the expected impact of the permitting delays, which would hinder our ability to fully utilize the expansion airspace before the landfill’s required closure in 2010. We continued to operate the Pottstown Landfill using existing permitted airspace through the landfill’s permit expiration date of October 2005. The Pottstown Landfill has not been a significant contributor to our recent earnings nor do we expect the expansion denial or the resulting impairment to have a material adverse effect on our future results of operations or cash flows.
      Through June 30, 2005, our “Property and equipment” had included approximately $80 million of accumulated costs associated with a revenue management system under development. Approximately $59 million of these costs were specifically associated with the purchase of the software along with efforts required to develop and configure that software for our use, while the remaining costs were associated with the general efforts of integrating a revenue management system with our existing applications and hardware. The development efforts associated with the revenue management system were deferred in 2003. Since that time there have been changes in the viable software alternatives available to address our current and long-term needs. During the third quarter of 2005, we concluded our assessment of revenue management system options. As a result, we entered into agreements with a new software vendor for the license, implementation and maintenance of certain of its applications software, including waste and recycling functionality. We believe that these newly licensed applications, when fully implemented, will provide substantially better capabilities and functionality than the software we were developing. Our plan to implement this newly licensed software resulted in a $59 million charge in the third quarter of 2005 for the software that had been under development and capitalized costs associated with the development efforts specific to that software.
      Net gains on divestitures — During the first quarter of 2005, we recognized a $39 million gain as a result of the divestiture of a landfill in Ontario, Canada, which was required as a result of a Divestiture Order from the Canadian Competition Bureau. During the second and third quarters of 2005, we recognized a total of $37 million in gains as a result of the divestiture of certain operations. The divestiture of operations during the second and third quarters of 2005 was generally part of our plan to review under-performing or non-strategic operations and to either improve their performance or dispose of the operations.
      Total proceeds from divestitures completed during the nine months ended September 30, 2005 were $151 million, of which $119 million was received in cash, $23 million was in the form of a note receivable and $9 million was in the form of non-monetary assets. We do not believe that these divestitures are material either individually or in the aggregate and we do not expect these divestitures to materially affect our consolidated financial position or future results of operations or cash flows.
      Other — During the first quarter of 2005, we recognized a charge of approximately $16 million for the impact of a litigation settlement reached with a group of stockholders that opted not to participate in the settlement of the securities class action lawsuit against us related to 1998 and 1999 activity. During the third quarter of 2005, we settled our ongoing defense costs and possible indemnity obligations for four former officers of WM Holdings related to legacy litigation brought against them by the SEC. As a result, we recorded a $26.8 million charge for the funding of the court-ordered distribution of $27.5 million to our

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shareholders in settlement of such legacy litigation. The terms of this settlement agreement are discussed further in Note 8.
      These charges were partially offset by the recognition of a $14 million net benefit recorded during the nine months ended September 30, 2005, which was primarily for adjustments to our receivables and estimated obligations for non-solid waste operations divested in 1999 and 2000.
      For the nine months ended September 30, 2004, the significant items included within “Asset impairments and unusual items” are (i) impairment charges of $10 million principally associated with the impairment of certain landfill assets and software development costs; (ii) $12 million in net gains on divestitures of businesses, which were primarily realized on the divestiture of certain Port-O-Let® operations; and (iii) $18 million of net gains from other items, which were largely related to adjustments of our estimated obligations associated with non-solid waste services, which were divested in 1999 and 2000.

12.	Condensed Consolidating Financial Statements
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

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2005
(Unaudited)
ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$384	$—	$—	$(84)	$300
Other current assets	178	—	2,427	—	2,605

	562	—	2,427	(84)	2,905
Property and equipment, net	—	—	11,160	—	11,160
Investments in and advances to affiliates	9,931	7,927	—	(17,858)	—
Other assets	35	11	6,458	—	6,504

Total assets	$10,528	$7,938	$20,045	$(17,942)	$20,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$174	$—	$174
Accounts payable and other accrued liabilities	104	25	2,459	(84)	2,504

	104	25	2,633	(84)	2,678
Long-term debt, less current portion	4,203	1,195	2,770	—	8,168
Due to affiliates	—	—	3,685	(3,685)	—
Other liabilities	114	7	3,216	—	3,337

Total liabilities	4,421	1,227	12,304	(3,769)	14,183
Minority interest in subsidiaries and variable interest entities	—	—	279	—	279
Stockholders’ equity	6,107	6,711	7,462	(14,173)	6,107

Total liabilities and stockholders’ equity	$10,528	$7,938	$20,045	$(17,942)	$20,569

December 31, 2004
ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$357	$—	$67	$—	$424
Other current assets	25	1	2,369	—	2,395

	382	1	2,436	—	2,819
Property and equipment, net	—	—	11,476	—	11,476
Investments in and advances to affiliates	9,962	7,051	—	(17,013)	—
Other assets	44	12	6,554	—	6,610

Total assets	$10,388	$7,064	$20,466	$(17,013)	$20,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$138	$246	$—	$384
Accounts payable and other accrued liabilities	73	27	2,721	—	2,821

	73	165	2,967	—	3,205
Long-term debt, less current portion	4,259	1,202	2,721	—	8,182
Due to affiliates	—	—	4,954	(4,954)	—
Other liabilities	85	6	3,174	—	3,265

Total liabilities	4,417	1,373	13,816	(4,954)	14,652
Minority interest in subsidiaries and variable interest entities	—	—	282	—	282
Stockholders’ equity	5,971	5,691	6,368	(12,059)	5,971

Total liabilities and stockholders’ equity	$10,388	$7,064	$20,466	$(17,013)	$20,905

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2005
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,375	$—	$3,375
Costs and expenses	—	—	2,993	—	2,993

Income from operations	—	—	382	—	382

Other income (expense):
Interest expense, net	(70)	(20)	(27)	—	(117)
Equity in subsidiaries, net of taxes	260	273	—	(533)	—
Minority interest	—	—	(12)	—	(12)
Equity in net losses of unconsolidated entities and other, net	—	—	(27)	—	(27)

	190	253	(66)	(533)	(156)

Income before income taxes	190	253	316	(533)	226
Provision for (benefit from) income taxes	(25)	(7)	43	—	11

Net income	$215	$260	$273	$(533)	$215

Three Months Ended September 30, 2004
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,274	$—	$3,274
Costs and expenses	—	—	2,809	—	2,809

Income from operations	—	—	465	—	465

Other income (expense):
Interest expense, net	(62)	(22)	(7)	—	(91)
Equity in subsidiaries, net of taxes	342	356	—	(698)	—
Minority interest	—	—	(10)	—	(10)
Equity in net losses of unconsolidated entities and other, net	—	—	(27)	—	(27)

	280	334	(44)	(698)	(128)

Income before income taxes	280	334	421	(698)	337
Provision for (benefit from) income taxes	(22)	(8)	65	—	35

Net income	$302	$342	$356	$(698)	$302

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2005
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$9,702	$—	$9,702
Costs and expenses	—	—	8,491	—	8,491

Income from operations	—	—	1,211	—	1,211

Other income (expense):
Interest expense, net	(201)	(63)	(85)	—	(349)
Equity in subsidiaries, net of taxes	1,020	1,060	—	(2,080)	—
Minority interest	—	—	(33)	—	(33)
Equity in net losses of unconsolidated entities and other, net	—	—	(78)	—	(78)

	819	997	(196)	(2,080)	(460)

Income before income taxes	819	997	1,015	(2,080)	751
Benefit from income taxes	(73)	(23)	(45)	—	(141)

Net income	$892	$1,020	$1,060	$(2,080)	$892

Nine Months Ended September 30, 2004
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$9,308	$—	$9,308
Costs and expenses	—	—	8,057	—	8,057

Income from operations	—	—	1,251	—	1,251

Other income (expense):
Interest expense, net	(192)	(70)	(51)	—	(313)
Equity in subsidiaries, net of taxes	792	836	—	(1,628)	—
Minority interest	—	—	(26)	—	(26)
Equity in net losses of unconsolidated entities and other, net	—	—	(72)	—	(72)

	600	766	(149)	(1,628)	(411)

Income before income taxes and cumulative effect of change in accounting principle	600	766	1,102	(1,628)	840
Provision for (benefit from) income taxes	(70)	(26)	274	—	178

Income before cumulative effect of change in accounting principle	670	792	828	(1,628)	662
Cumulative effect of change in accounting principle	—	—	8	—	8

Net incomes	$670	$792	$836	$(1,628)	$670

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$892	$1,020	$1,060	$(2,080)	$892
Equity in earnings of subsidiaries, net of taxes	(1,020)	(1,060)	—	2,080	—
Other adjustments and charges	5	(7)	836	—	834

Net cash provided by (used in) operating activities	(123)	(47)	1,896	—	1,726

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(130)	—	(130)
Capital expenditures	—	—	(765)	—	(765)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	158	—	158
Purchases of short-term investments	(558)	—	(46)	—	(604)
Proceeds from sales of short-term investments	399	—	35	—	434
Net receipts from restricted trust and escrow accounts and other	1	—	268	—	269

Net cash used in investing activities	(158)	—	(480)	—	(638)

Cash flows from financing activities:
New borrowings	—	—	25	—	25
Debt repayments	—	(138)	(147)	—	(285)
Common stock repurchases	(573)	—	—	—	(573)
Cash dividends	(339)	—	—	—	(339)
Exercise of common stock options and warrants	68	—	—	—	68
Minority interest distributions paid and other, net	—	—	(111)	—	(111)
(Increase) decrease in intercompany and investments, net	1,152	185	(1,253)	(84)	—

Net cash provided by (used in) financing activities	308	47	(1,486)	(84)	(1,215)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Increase (decrease) in cash and cash equivalents	27	—	(67)	(84)	(124)
Cash and cash equivalents at beginning of period	357	—	67	—	424

Cash and cash equivalents at end of period	$384	$—	$—	$(84)	$300

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Nine Months Ended September 30, 2004
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$670	$792	$836	$(1,628)	$670
Equity in earnings of subsidiaries, net of taxes	(792)	(836)	—	1,628	—
Other adjustments and charges	3	(6)	951	—	948

Net cash provided by (used in) operating activities	(119)	(50)	1,787	—	1,618

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(110)	—	(110)
Capital expenditures	—	—	(837)	—	(837)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	73	—	73
Purchases of short-term investments	(1,254)	—	(30)	—	(1,284)
Proceeds from sales of short-term investments	1,254	—	21	—	1,275
Net receipts from restricted trust and escrow accounts	—	5	295	—	300

Net cash used in investing activities	—	5	(588)	—	(583)

Cash flows from financing activities:
New borrowings	346	—	2	—	348
Debt repayments	(223)	(150)	(61)	—	(434)
Common stock repurchases	(353)	—	—	—	(353)
Cash dividends	(326)	—	—	—	(326)
Exercise of common stock options and warrants	150	—	—	—	150
Minority interest distributions paid and other	(1)	—	(17)	—	(18)
(Increase) decrease in intercompany and investments, net	903	195	(1,105)	7	—

Net cash provided by (used in) financing activities	496	45	(1,181)	7	(633)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase in cash and cash equivalents	377	—	18	7	402
Cash and cash equivalents at beginning of period	224	—	—	(7)	217

Cash and cash equivalents at end of period	$601	$—	$18	$—	$619

13.	New Accounting Pronouncements

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
      The provisions of SFAS No. 123(R) provide for an effective date of July 1, 2005 for calendar-year public companies. However, in April 2005, the Securities and Exchange Commission adopted a rule that amends the compliance dates for SFAS No. 123(R), making it effective at the beginning of the first fiscal year that begins after June 15, 2005. Based upon the guidelines established by the SEC’s rule, we plan to adopt SFAS No. 123(R) on January 1, 2006.
      The adoption of SFAS No. 123(R) is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
option awards. Had we applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was estimated to be a reduction to net income of $10 million for the three months ended September 30, 2005 and $34 million for the nine months ended September 30, 2005. The impact of applying SFAS No. 123 to previous stock option grants is further summarized in Note 7.
      As a result of the significant changes in our long-term incentive plans discussed in Note 7, we do not expect our pro forma equity-based compensation to necessarily be indicative of the future financial statement impacts of applying SFAS No. 123(R). Upon adopting SFAS No. 123(R), our operating and selling, general and administrative expenses will increase as we recognize equity-based compensation expense for the continued vesting of prior year stock option grants. We also expect the adoption of this accounting standard to result in corresponding impacts to our provision for income taxes. We are continually assessing our accounting and reporting associated with equity-based compensation as guidance from the Financial Accounting Standards Board and the Securities and Exchange Commission continues to evolve, and will provide additional information regarding the anticipated financial statement impacts of SFAS No. 123(R) as that information becomes available.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”)
      In March 2005, the FASB issued FIN 47, which clarifies the impact that uncertainty surrounding the timing or method of settling an obligation should have on accounting for that obligation under SFAS No. 143. FIN 47 is effective December 31, 2005 for calendar year companies. The provisions of FIN 47 do not have a material impact on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      When we make statements containing projections about our accounting and finances, plans and objectives for the future, future economic performance or when we make statements containing any other projections or estimates about our assumptions relating to these types of statements, we are making forward-looking statements. These statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. You should view such statements with caution. These statements are not guarantees of future performance or events. All phases of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events or developments. The following discussion should be read together with the Condensed Consolidated Financial Statements and the notes to the Condensed Consolidated Financial Statements. Some of the risks that we face and that could affect our business and financial statements for the remainder of 2005 and beyond include:

•	the effects competition may have on our profitability or cash flows, including the negative impact our price increases may have on volumes or the negative impact to our yield on base business resulting from price roll-backs and lower than average pricing to retain and attract customers;

•	our inability to maintain or expand margins as volumes increase if we are unable to control variable costs or fixed cost base increases;

•	our inability to attract or retain qualified personnel, including licensed commercial drivers and truck maintenance professionals, due to any number of factors including workforce shortages;

•	increases in expenses due to fuel price increases or fuel supply shortages;

•	the effect that fluctuating commodity prices may have on our operating revenues and expenses;

•	the impact that inflation and resulting higher interest rates may have on the economy, such as decreases in volumes of waste generated and increases in financing and operating costs;

•	the possible inability of our insurers to meet their obligations, which may cause increased expenses;

•	the effect the weather has on our quarter to quarter results, as well as the effect of extremely harsh weather or natural disasters on our operations;

•	possible changes in our estimates of site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments;

•	the possible impact of regulations on our business, including the cost to comply with regulatory requirements and the potential liabilities associated with disposal operations;

•	our ability to obtain and maintain permits needed to operate our facilities;

•	the effect of limitations or bans on disposal or transportation of out-of-state or cross-border waste or certain categories of waste;

•	possible charges against earnings as a result of shut-down operations, uncompleted development or expansion projects or other events;

•	the effects that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities;

•	possible diversions of management’s attention and increases in operating expenses due to efforts by labor unions to organize our employees;

•	the outcome of litigation or threatened litigation;

•	the reduction or elimination of our dividend or share repurchase program or the need for additional capital if cash flows are less than we expect or capital expenditures are more than we expect, and the possibility that we cannot obtain additional capital on acceptable terms if needed;

•	possible errors or problems in connection with the implementation and deployment of new information technology systems;

•	possible fluctuations in quarterly results of operations or adverse impacts on our results of operations as a result of the adoption of new accounting standards or interpretations; and

•	our ability to sell under-performing assets or other assets identified for divestiture and upon such sale to realize the full carrying value of such assets.
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

Overview
      Our operating results for the third quarter of 2005 were strong and continue to reflect our focus on growing revenues, controlling costs and increasing cash flow from operations. Our growth in yield from base business reached 2.7% during the third quarter of 2005, the highest level we have recorded in any period since the beginning of 2000. In addition, for the first time in several quarters, both our operating expenses and selling, general and administrative expenses as a percentage of revenue have declined when compared with the third quarter of 2004. We generated $623 million in cash flow from operations during the third quarter of 2005, an increase of $24 million, or 4%, when compared with the third quarter of 2004.
      Our net income for the quarter was $215 million, or $0.38 per diluted share, as compared with $302 million, or $0.52 per diluted share, in the third quarter of 2004. For the nine months ended September 30, 2005, our net income was $892 million, or $1.57 per diluted share. For the same period in 2004, net income before the cumulative effect of a change in accounting principle of $8 million was $662 million, or $1.14 per diluted share. The following significant current period items affect the comparability of our net income for the three months ended September 30, 2005 with that of the third quarter of 2004:

•	Asset impairments and unusual items of $86 million due primarily to the impairment of capitalized software costs associated with the development of a revenue management system and the settlement of legacy litigation relating to former officers;

•	Restructuring charges of $27 million associated with our July 2005 reorganization, which has streamlined business decisions and reduced our cost structure;

•	A $22 million charge to amortization expense to reflect the cumulative impact of correcting the amortization periods of certain of our landfills; and

•	A reduction in income tax expense of approximately $56 as a result of tax audit settlements, the finalization of our 2004 federal income tax return and a reduction in our estimated effective tax rate for 2005.
      In addition to the items listed above, the following significant items reflected in results for the first six months of 2005 affect the comparability of our net income for the nine months ended September 30, 2005 with that of the nine months ended September 30, 2004:

•	A $347 million reduction in income taxes as a result of several tax audit settlements, which successfully concluded federal tax audits for the years 1997 to 2000;

•	Approximately $76 million in gains on divestitures, which is partially attributable to divestitures made pursuant to our plan to divest under-performing and non-strategic operations; and

•	A $35 million impairment of a landfill in our Eastern Group.

Revenues
      Revenues for the current quarter increased $101 million, or 3.1%, from $3.27 billion in the third quarter of 2004 to $3.38 billion in the third quarter of 2005. For the nine months ended September 30, 2005 our operating revenues increased $394 million, or 4.2%, from $9.31 billion for the nine months ended September 30, 2004 to $9.70 billion for the 2005 period.
      As previously discussed, a current quarter increase of 2.7% in our yield from base business was the significant factor behind higher internal revenue growth. This marks the third consecutive quarter during which revenue growth from yield on our base business grew by over 2.0%. Over the last five quarters, our yield performance has improved from a level of 0.4% in the second quarter of 2004 to its current level of 2.7%, as we have implemented a number of pricing initiatives and have started to capture additional fees for services. These results reflect the continuous improvement we have made in the pricing of our collection operations, where each line of business (industrial, commercial and residential) showed yield improvements of over 2.5% in the current quarter. We have also emphasized pricing in the disposal segment of our business in order to increase returns on the significant capital invested in our landfill and transfer station assets. For the eighth consecutive quarter, yield on the municipal solid waste stream coming into our landfills was positive. At 3.0% in the current quarter, this is the highest quarterly yield improvement from municipal solid waste in over two years.
      Our fuel surcharge program, contributed an additional 1.6% to total revenue growth due to yield, providing $50 million of additional revenues for the third quarter of 2005 when compared with the corresponding prior year period. Revenues generated by our fuel surcharge program have substantially recovered the increase in our operating costs attributable to fuel during both the three and nine months ended September 30, 2005.
      Internal revenue growth due to volumes declined in the third quarter of 2005 by 1.6%. The primary cause of this decline was the absence of the significant hurricane clean-up volumes we experienced in the third quarter of 2004. In 2004, we were a general contractor for the large clean-up effort related to four Florida storms. The total impact on revenue related to those hurricanes was approximately $59 million in the third quarter of 2004 and their absence in 2005 caused a 1.9% volume-related decline in this year’s quarterly revenue. During 2005, we did not see an increase in revenues associated with hurricanes Katrina and Rita. In fact, revenues declined by $2 million in 2005 due to the temporary interruption of business immediately following the storms and the suspension of certain operations in the New Orleans area.
      A positive driver of volume-related revenue growth has been higher disposal volumes related to all waste streams entering our landfills. Also included in volume-related growth were higher revenues associated with brokerage volumes in our recycling business and revenues from our construction of an integrated waste facility on behalf of a municipality in Canada.
      Partially offsetting these volume increases were volume declines in the industrial, residential and commercial lines of our collection business. We attribute most of this reduction in volumes to the collection pricing programs that have benefited our revenue growth from yield. The trade-off of obtaining higher revenue growth from yield at the cost of some volume loss has had a positive effect on our operating margins.

Costs and expenses
      We continue our efforts to reduce costs as a percent of revenue and, as noted above, were successful in doing so this quarter. We reduced our total operating costs as a percentage of revenue during the third quarter of 2005, despite higher diesel fuel prices. Diesel fuel prices increased by approximately 40% during the third quarter of this year compared with the same period last year. Partially offsetting this increase in diesel fuel costs was an absolute dollar reduction in third party hauling, transfer and disposal costs.
      Third party hauling costs were much higher during 2004 because a significant portion of the hurricane clean-up efforts was sub-contracted to outside parties. The absence of the hurricane work greatly reduced the need to utilize these sub-contractors in the 2005 quarter. The reduction in transfer and disposal costs paid to third parties correlates to the reduction in collection volumes noted above, particularly in areas where we were not able to internalize the waste. Our internalization rate increased from 64.8% during the third quarter of 2004 to 66.3% in the third quarter of this year. The total of all other operating costs as a percentage of revenue declined slightly from year-to-year.
      On a total dollar basis, we decreased our selling, general and administrative expenses during the third quarter of 2005 compared with the prior year. As a percentage of revenue, we also lowered these expenses for both the third quarter and the nine-month period in 2005, as compared with the respective 2004 periods. The primary drivers behind the reduction in our selling, general and administrative expenses were lower professional fees and contract labor costs.

Free cash flow
      Our free cash flow for the three and nine-month periods ended September 30, 2005 and September 30, 2004 is shown in the table below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net cash provided by operating activities	$623	$599	$1,726	$1,618
Capital expenditures	(272)	(311)	(765)	(837)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	34	17	158	73

Free cash flow	$385	$305	$1,119	$854

      We generated $385 million of free cash flow for the quarter and $1,119 million for the nine-month period, which are increases of over 25% compared with the prior year periods. This increase is partially attributable to a decline in cash paid for capital expenditures for both the three and nine months ended September 30, 2005. We currently expect capital expenditures to be $500 million during the fourth quarter of 2005, which would result in a level of capital spending for the full year that is relatively flat when compared with 2004.
      Free cash flow is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and is not intended to replace the Condensed Consolidated Statements of Cash Flows that have been presented elsewhere herein in accordance with GAAP. We include our free cash flow in our disclosures because we use this measure to manage our business, we believe that the production of free cash flow is a very important measure of our liquidity and operating results, and it is indicative of our ability to pay our quarterly dividends, repurchase our common stock and fund our acquisition program.
      We used our free cash flow to repurchase $295 million of our common stock during the third quarter of 2005, which brought the nine-month total to $573 million. For the full year, we expect our share repurchases to either achieve the upper end or exceed the previously disclosed range of $600 million to $700 million. In addition, the Board of Directors approved a 10% increase in the quarterly dividend program, raising the amount to $0.22 per share in 2006 compared to the $0.20 per share paid in 2005. Dividend declarations are at the discretion of our Board of Directors, and depend on factors they deem relevant.

Divestitures
      In July 2005, our Board of Directors approved a plan to divest certain under-performing and non-strategic operations. Assets representing approximately $400 million in annual revenues have currently been identified for inclusion in this divestiture plan. We are in the initial stages of the marketing and negotiation processes associated with divesting these operations and currently expect to begin to close on some of these planned divestitures in the fourth quarter of this year. As of September 30, 2005, approximately $94 million of assets associated with this divestiture program met the assets held for sale classification criteria provided by GAAP and were included within “Prepaid expenses and other assets” in our accompanying Condensed Consolidated Balance Sheet. The operations associated with this divestiture plan have not been reported as discontinued operations in the accompanying Condensed Consolidated Financial Statements because the majority of these operations do not meet the requirements under GAAP for such presentation and the remainder are not significant.

Basis of Presentation of Consolidated and Segment Financial Information
      As discussed in Notes 1 and 10 to the Condensed Consolidated Financial Statements, the following reclassifications have been made in our 2004 financial statements in order to conform to the current year presentation:
      Cash balances — During the first quarter of 2004, we began making investments in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. Through December 31, 2004, we included these investments in “Cash and cash equivalents.” As a result of recent guidance associated with these types of securities, we determined that these investments were more appropriately classified as short-term investments, which are a component of “Prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets. Accordingly, in our accompanying Condensed Consolidated Financial Statements we have decreased our “Cash and cash equivalents” and increased our “Prepaid expenses and other assets” by $19 million at December 31, 2004. Gross purchases and sales of these investments within “Cash flows from investing activities” in our Statements of Cash Flows. Additionally, in our 2004 Condensed Consolidated Statement of Cash Flows, relatively insignificant purchases and sales of other short-term investments were included on a net basis within “Cash flows from investing activities — Other.” This additional activity has also been reflected within purchases and sales of short-term investments in the accompanying Condensed Consolidated Statements of Cash Flows.
      Segments — Early in the third quarter of 2005, we eliminated our Canadian Group. The management of our Canadian operations has been allocated among the Eastern, Midwest and Western Groups and the operating results have been allocated to each of the Groups accordingly.
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

Results of Operations
      The following table presents, for the periods indicated, the period-to-period change in dollars (in millions) and percentages for the respective Condensed Consolidated Statement of Operations line items:

	Period to Period		Period to Period
	Change For the		Change For the Nine
	Three Months		Months Ended
	Ended September 30,		September 30,
	2005 and 2004		2005 and 2004

Operating revenues	$101	3.1%	$394	4.2%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	51	2.4	308	5.0
Selling, general and administrative	(7)	(2.2)	3	0.3
Depreciation and amortization	24	7.0	18	1.8
Restructuring	28	*	28	*
Asset impairments and unusual items	88	*	77	*

	184	6.6	434	5.4

Income from operations	(83)	(17.8)	(40)	(3.2)

Other income (expense):
Interest expense, net	(26)	(28.6)	(36)	(11.5)
Equity in net losses of unconsolidated entities	—	—	(9)	(12.9)
Minority interest	(2)	(20.0)	(7)	(26.9)
Other, net	—	*	3	*

	(28)	(21.9)	(49)	(11.9)

Income before income taxes and cumulative effect of change in accounting principle	$(111)	(32.9)%	$(89)	(10.6)%

*	Percentage change is not meaningful.
     The following table presents, for the periods indicated, the percentage relationship that the respective Condensed Consolidated Statement of Operations line items bear to operating revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	65.2	65.7	66.2	65.7
Selling, general and administrative	9.2	9.7	9.8	10.2
Depreciation and amortization	10.9	10.5	10.7	10.9
Restructuring	0.8	—	0.3	—
Asset impairments and unusual items	2.6	(0.1)	0.6	(0.2)

	88.7	85.8	87.6	86.6

Income from operations	11.3	14.2	12.4	13.4

Other income (expense):
Interest expense, net	(3.5)	(2.8)	(3.6)	(3.4)
Equity in net losses of unconsolidated entities	(0.8)	(0.8)	(0.8)	(0.7)
Minority interest	(0.3)	(0.3)	(0.3)	(0.3)
Other, net	—	—	—	—

	(4.6)	(3.9)	(4.7)	(4.4)

Income before income taxes and cumulative effect of change in accounting principles	6.7%	10.3%	7.7%	9.0%

Operating Revenues
      Our operating revenues for the three and nine months ended September 30, 2005 were $3.4 billion and $9.7 billion, respectively, compared with $3.3 billion and $9.3 billion for the three and nine months ended September 30, 2004, respectively. We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Wheelabrator (which includes our waste-to-energy facilities and independent power production plants, or IPPs) and Recycling Groups. These six operating Groups are our reportable segments. Shown below (in millions) is the contribution to revenues during each period provided by our six operating Groups and our Other North American Solid Waste services:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Eastern	$1,003	$982	$2,842	$2,797
Midwest	801	779	2,286	2,219
Southern	892	917	2,641	2,571
Western	801	748	2,298	2,145
Wheelabrator	231	218	647	625
Recycling	213	197	629	558
Other NASW	73	66	217	189
Intercompany	(639)	(633)	(1,858)	(1,796)

Total NASW	$3,375	$3,274	$9,702	$9,308

      Our North American Solid Waste, or NASW, operating revenues generally come from fees charged for our collection, disposal, transfer, Wheelabrator and recycling services. Some of the fees we charge to our customers for collection services are billed in advance; a liability for future service is recorded when we bill the customer and operating revenues are recognized as services are actually provided. Revenues from our disposal operations consist of tipping fees charged to third parties generally based on the volume and type of waste being disposed of at our disposal facilities and are normally billed monthly or semi-monthly. Fees charged at transfer stations are generally based on the volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site, and are normally billed monthly. Our Wheelabrator revenues are based on the type and volume of waste received at our waste-to-energy facilities and IPPs and fees charged for the sale of energy and steam. Recycling revenue, which is generated by our Recycling Group as well as our four geographic operating Groups, generally consists of the sale of recyclable commodities to third parties and tipping fees. Intercompany revenues between our operations have been eliminated in the consolidated financial statements. The mix of operating revenues from our different services is reflected in the table below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Collection	$2,199	$2,154	$6,424	$6,177
Landfill	816	805	2,283	2,242
Transfer	462	448	1,312	1,258
Wheelabrator	231	218	647	625
Recycling and other	306	282	894	802
Intercompany	(639)	(633)	(1,858)	(1,796)

Total NASW	$3,375	$3,274	$9,702	$9,308

      The following table provides details associated with the period-to-period change in NASW revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period to Period		Period to Period
	Change For the		Change For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005 and 2004		2005 and 2004

Average yield:
Base business	$87	2.7%	$212	2.3%
Commodity	(11)	(0.3)	(17)	(0.2)
Electricity (IPPs)	1	—	2	—
Fuel surcharge and fees	52	1.6	108	1.2

Total	129	4.0	305	3.3
Volume	(52)	(1.6)	12	0.1

Internal growth	77	2.4	317	3.4
Acquisitions	29	0.9	83	0.9
Divestitures	(18)	(0.6)	(42)	(0.5)
Foreign currency translation	13	0.4	36	0.4

	$101	3.1%	$394	4.2%

      Base Business — At 2.7% for the three months ended September 30, 2005 and 2.3% for the nine months ended September 30, 2005, revenue growth attributable to base business yield is the highest it has been since the first quarter of 2000. These base business yield improvements have been driven by our collection operations, where we experienced substantial revenue growth in every geographic operating group. Throughout the year, the most significant collection yield improvements have been attributable to industrial and commercial operations across North America and residential operations in the East, Midwest and South. The significant base business yield improvements in the collection line of business are primarily the result of (i) our continued focus on pricing initiatives as a means of increasing our margins, cash flows and return on capital and (ii) the adoption of a 1% environmental cost recovery fee, which increased revenues by $9 million during the three months ended September 30, 2005 and $23 million during the nine month period.
      During both the three and nine months ended September 30, 2005, we have also received substantial yield contributions from our transfer business in the East, our waste-to-energy facilities and municipal solid waste disposal operations in the South. These revenue improvements have been partially offset by a general decline in yield in special waste disposal operations, noted principally in our Midwest and Southern Groups.
      Fuel surcharges and fees — Revenue improved by $50 million and $104 million during the three and nine months ended September 30, 2005, respectively, due to our continued effort to pass on higher fuel costs to our customers through fuel surcharges. The substantial current year increases in revenue provided by our fuel surcharge program can generally be attributed to (i) increases in market prices for fuel; (ii) an increase in the number of customers who participate in our fuel surcharge program; and (iii) the revision of our fuel surcharge program at the beginning of the third quarter of 2005 to incorporate the indirect fuel cost increases passed on to us by subcontracted haulers. During the three and nine months ended September 30, 2005, increased operating costs due to higher diesel fuel prices, which are included within both Operating Expenses — Subcontractor Costs and Operating Expenses — Fuel, were substantially recovered by our fuel surcharge program.
      The mandated fees and taxes billed to our customers have increased by $2 million for the three months ended September 30, 2005 when compared with the comparable prior year period and $4 million for the nine month period.
      Volume — The decrease in volume-related revenue during the three months ended September 30, 2005 is attributable to a decline in revenues generated from hurricane clean-up efforts, which were $59 million in the third quarter of 2004. The severe destruction caused by Hurricane Katrina, which occurred late in the third quarter of 2005, actually resulted in slight declines in volume-related revenues in the South due to the temporary suspension of operations in the regions affected.
      When excluding the impacts of hurricane clean-up efforts, volume-related revenues were up approximately $9 million during the three months ended September 30, 2005 and up $73 million for the year-to-date period. Volume-related revenue increases during 2005 have largely been attributable to increased recycling volumes provided by several new brokerage contracts. Increases in volumes provided by our residential collection operations in the West and transfer station and construction and demolition disposal operations in the South and the West also provided significant revenue growth during the three and nine month periods. These revenue increases were largely offset by volume declines experienced in each line of business in the Eastern portion of the United States and significant volume declines in the collection business in the Midwest. We believe volume declines in our collection and transfer businesses in the East and Midwest can generally be attributed to our focus on improving base business yield and the price competition typical in these regions.
      Also included as a component of volume-related revenue growth for the current quarter and year-to-date periods is revenue generated from our construction of an integrated waste facility on behalf of a municipality in our Midwest Group. The revenue generated by this project is generally low margin and has been largely offset by a corresponding increase in Cost of Goods Sold.
      Acquisitions and divestitures — During the three and nine months ended September 30, 2005, acquisitions contributed $29 million and $83 million, respectively, of additional revenues. Revenues declined by $18 million during the three months ended September 30, 2005 and $42 million during the nine-month period as a result of divestitures. We expect the decrease in revenues attributable to divestitures to significantly increase in future periods as a result of our plan to divest under-performing or non-strategic operations.

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

      The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Period to Period		September 30,		Period to Period
	2005	2004	Change		2005	2004	Change

Labor and related benefits	$627	$606	$21	3.5%	$1,847	$1,780	$67	3.8%
Transfer and disposal costs	328	335	(7)	(2.1)	957	961	(4)	(0.4)
Maintenance and repairs	278	270	8	3.0	843	820	23	2.8
Subcontractor costs	244	270	(26)	(9.6)	680	662	18	2.7
Cost of goods sold	164	157	7	4.5	489	439	50	11.4
Fuel	143	103	40	38.8	382	286	96	33.6
Disposal and franchise fees and taxes	169	165	4	2.4	483	463	20	4.3
Landfill operating costs	59	60	(1)	(1.7)	170	158	12	7.6
Risk management	82	79	3	3.8	236	241	(5)	(2.1)
Other	108	106	2	1.9	332	301	31	10.3

	$2,202	$2,151	$51	2.4%	$6,419	$6,111	$308	5.0%

      Labor and related benefits — These costs have increased as a result of (i) a general increase in employee health care and benefit costs; (ii) higher hourly wages and salaries principally due to annual merit increases; (iii) an increase in the costs attributable to contract labor utilized at our material recovery facilities; and (iv) increased payroll taxes.
      For purposes of the above disclosure, (i) labor costs attributable principally to our fleet and container maintenance facilities of $103 million and $307 million for the three and nine months ended September 30, 2005, respectively, and $98 million and $294 million for the three and nine months ended September 30, 2004, respectively, have been included as a component of the caption “Maintenance and repairs” and (ii) workers’ compensation costs of $33 million and $97 million for the three and nine months ended September 30, 2005, respectively, and $35 million and $100 million for the three and nine months ended September 30, 2004 have been included as a component of the caption entitled “Risk management.” These costs were reflected as labor costs in prior periods.
      Maintenance and repairs — Increases in these costs are attributable to an increase in the labor costs associated with these activities and the scope of maintenance projects at our waste-to-energy facilities.
      Subcontractor costs — The quarter-over-quarter decrease in these costs is due to our utilization of subcontractors for hurricane clean-up services in the third quarter of 2004. However, throughout 2005 we have experienced increases in subcontractor costs due to higher diesel fuel prices, which drive the fuel surcharges we pay to third party subcontractors, and volume increases, particularly in our transfer operations in the South, West and our National Accounts organization. Subcontractor cost increases attributable to higher fuel costs were significantly offset for the quarter and have been partially offset for the year by the revenue generated from our fuel surcharge program, which is reflected as fuel yield increases within Operating Revenues.
      Cost of goods sold — These cost increases are primarily attributable to increased recycling volumes due to several new brokerage contracts and recent acquisitions, which have been partially offset by decreases in market prices of recyclable commodities. To a lesser extent, cost of goods sold have increased due to costs incurred to construct an integrated waste facility for a municipality in the Midwest Group.
      Fuel — When compared with the corresponding prior year periods, we experienced an average increase in the cost of fuel of $0.73 per gallon for the current quarter and $0.59 per gallon for the year-to-date period. While we recover a significant portion of the cost increases incurred as a result of higher fuel prices through our fuel surcharges program, increased fuel costs continue to negatively affect our operating margins. Revenues generated by our fuel surcharge program are reflected as fuel yield increases within Operating Revenues.

      Disposal and franchise fees and taxes — These cost increases are the result of increased volumes and increased rates for mandated fees and taxes. Certain of these cost increases are passed through to our customers, and have been reflected as fee yield increases within Operating Revenues.
      Other operating expenses — The year-over-year increase in these costs has been driven by (i) a $7 million gain realized in 2004 as a result of the recovery of claims against insurers for the reimbursement of environmental expenses; (ii) an increase in costs generated by a surety bonding company we have consolidated since the third quarter of 2003 under the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities; and (iii) costs incurred during 2005 attributable to labor strikes in New Jersey and Canada.

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
      The following table summarizes the major components of our selling, general and administrative costs for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months				Nine Months
	Ended				Ended
	September 30,		Period to Period		September 30,		Period to Period
	2005	2004	Change		2005	2004	Change

Labor and related benefits	$182	$185	$(3)	(1.6)%	$572	$558	$14	2.5%
Professional fees	35	45	(10)	(22.2)	109	118	(9)	(7.6)
Provision for bad debts	13	13	—	—	34	37	(3)	(8.1)
Other	79	73	6	8.2	237	236	1	0.4

	$309	$316	$(7)	(2.2)%	$952	$949	$3	0.3%

      Labor and related benefits — Throughout 2005 we have experienced increases in (i) non-cash compensation costs associated with recent changes in equity-based compensation provided for by our long-term incentive plan; (ii) salaries and hourly wages driven by annual merit increases; and (iii) group insurance costs largely due to general health care cost increases. These cost increases have been partially offset by a decline in contract labor costs that were primarily incurred due to Corporate supporting functions. Additionally, during the current quarter we began to realize the benefits of our July 2005 reorganization, which is discussed in the Restructuring section below.
      Professional Fees — The decline is primarily related to reduced legal fees.

Depreciation and Amortization
      Depreciation and amortization includes (i) depreciation of property and equipment, including assets recorded due to capital leases, on a straight-line basis from three to 50 years; (ii) amortization of landfill costs, including those incurred and all estimated future costs for landfill development, construction, closure and post-closure on a units-of-consumption method as landfill airspace is consumed over the estimated remaining capacity of a site; (iii) amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event; and (iv) amortization of intangible assets with a definite life, either using a 150% declining balance approach or a straight-line basis over the definitive terms of the related agreements, which are from two to ten years depending on the type of asset.

      Depreciation and amortization expense increased by $24 million and $18 million during the three and nine months ended September 30, 2005, respectively, when compared with the corresponding prior year periods. These increases are attributable to a $22 million charge to landfill amortization recorded to adjust the amortization periods of five of our landfills. These adjustments reflect cumulative corrections resulting from reducing the amortization periods of the landfills and were necessary to align the lives of the landfills for amortization purposes with the terms of the underlying contractual agreements supporting their operations. We have determined that the impact of these adjustments is not material to the current year or prior periods’ results of operations.

Restructuring
      During the third quarter of 2005, we reorganized and simplified our organizational structure by eliminating certain support functions performed at the Group or Corporate office. We also eliminated the Canadian Group office, which reduced the number of our operating groups from seven to six. This reorganization has reduced costs at the Group and Corporate offices and increased the accountability of our Market Areas. The most significant cost savings as a result of this reorganization have been attributable to the labor and related benefits component of our “Selling, general and administrative” expenses. We recorded $27 million of pre-tax charges for costs associated with the implementation of the new structure, principally for employee severance and benefit costs.
      During 2004, we recorded a credit of approximately $1 million to reduce our accrual for employee severance costs associated with the 2003 restructuring and workforce reduction.

Asset Impairments and Unusual Items
      The following table summarizes the major components of “Asset impairments and unusual items” for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three		Nine
	Months		Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Asset impairments	$61	$5	$98	$10
Net gains on divestitures	(5)	(3)	(76)	(12)
Other	30	(4)	35	(18)

	$86	$(2)	$57	$(20)

      The significant transactions and events resulting in asset impairments, net gains on divestitures and other financial statement impacts within “Asset impairments and unusual items” in our Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2005 are discussed below:
      Asset impairments — During the second quarter of 2005, we recorded a $35 million charge for the impairment of the Pottstown Landfill located in West Pottsgrove Township, Pennsylvania. We determined that an impairment was necessary after, on May 18, 2005, the Pennsylvania Environmental Hearing Board upheld a denial by the Pennsylvania Department of Environmental Protection of a permit application for a vertical expansion at the landfill. After the denial was upheld, the Company reviewed the options available at the Pottstown Landfill and the likelihood of the possible outcomes of those options. After such evaluation and considering the length of time required for the appeal process and the permit application review, we decided not to pursue an appeal of the permit denial. This decision was primarily due to the expected impact of the permitting delays, which would hinder our ability to fully utilize the expansion airspace before the landfill’s required closure in 2010. We continued to operate the Pottstown Landfill using existing permitted airspace through the landfill’s permit expiration date of October 2005. The Pottstown Landfill has not been a significant contributor to our recent earnings nor do we expect the expansion denial or the resulting impairment to have a material adverse effect on our future results of operations or cash flows.

      Through June 30, 2005, our “Property and equipment” had included approximately $80 million of accumulated costs associated with a revenue management system under development. Approximately $59 million of these costs were specifically associated with the purchase of the software along with efforts required to develop and configure that software for our use, while the remaining costs were associated with the general efforts of integrating a revenue management system with our existing applications and hardware. The development efforts associated with the revenue management system were deferred in 2003. Since that time, there have been changes in the viable software alternatives available to address our current needs. During the third quarter of 2005, we concluded our assessment of potential revenue management system options. As a result, we entered into agreements with a new software vendor for the license, implementation and maintenance of certain of its applications software, including waste and recycling functionality. We believe that these newly licensed applications, when fully implemented will provide substantially better capabilities and functionality than the software we were developing. Our plan to implement this newly licensed software resulted in a $59 million charge in the third quarter of 2005 for the software that had been under development and capitalized costs associated with the development efforts specific to that software.
      Net gains on divestitures — During the first quarter of 2005, we recognized a $39 million gain as a result of the divestiture of a landfill in Ontario, Canada, which was required as a result of a Divestiture Order from the Canadian Competition Bureau. During the second and third quarters of 2005, we recognized a total of $37 million in gains as a result of the divestiture of certain operations. The divestiture of operations during the second and third quarters of 2005 was generally part of our plan to review under-performing or non-strategic operations and to either improve their performance or dispose of the operations.
      Total proceeds from divestitures completed during the nine months ended September 30, 2005 were $151 million, of which $119 million was received in cash, $23 million was in the form of a note receivable and $9 million was in the form of non-monetary assets. We do not believe that these divestitures are material either individually or in the aggregate and we do not expect these divestitures to materially affect our consolidated financial position or future results of operations or cash flows.
      Other — During the first quarter of 2005, we recognized a charge of approximately $16 million for the impact of a litigation settlement reached with a group of stockholders that opted not to participate in the settlement of the securities class action lawsuit against us related to 1998 and 1999 activity. During the third quarter of 2005, we settled our ongoing defense costs and possible indemnity obligations for four former officers of WM Holdings related to legacy litigation brought against them by the SEC. As a result, we recorded a $26.8 million charge for the funding of the court-ordered distribution of $27.5 million to our shareholders in settlement of such legacy litigation. The terms of this settlement agreement are discussed further in Note 8 to our Condensed Consolidated Financial Statements.
      These charges were partially offset by the recognition of a $14 million net benefit recorded during the nine months ended September 30, 2005, which was primarily for adjustments to our receivables and estimated obligations for non-solid waste operations divested in 1999 and 2000.
      For the nine months ended September 30, 2004, the significant items included within “Asset impairments and unusual items” are (i) impairment charges of $10 million principally associated with the impairment of certain landfill assets and software development costs; (ii) $12 million in net gains on divestitures of businesses, which were primarily realized on the divestiture of certain Port-O-Let® operations; and (iii) $18 million of net gains from other items, which were largely related to adjustments of our estimated obligations associated with non-solid waste services, which were divested in 1999 and 2000.

Income From Operations by Reportable Segment
      The following table summarizes income from operations by reportable segment for the three and nine months ended September 30, 2005 and 2004 and provides explanations of significant factors contributing to the identified variances (in millions):

	Three Months				Nine Months
	Ended				Ended
	September 30,		Period to Period		September 30,		Period to Period
	2005	2004	Change		2005	2004	Period Change

Eastern	$120	$102	$18	17.6%	$259	$264	$(5)	(1.9)%
Midwest	114	111	3	2.7	307	284	23	8.1
Southern	173	167	6	3.6	528	492	36	7.3
Western	122	108	14	13.0	350	303	47	15.5
Wheelabrator	93	87	6	6.9	217	213	4	1.9
Recycling	1	8	(7)	*	9	25	(16)	*
Other NASW	(29)	(10)	(19)	*	(10)	(18)	8	*

Total NASW	594	573	21	3.7	1,660	1,563	97	6.2
Corporate and Other	(212)	(108)	(104)	*	(449)	(312)	(137)	*

Total	$382	$465	$(83)	(17.8)%	$1,211	$1,251	$(40)	(3.2)%

*	Percentage change is not meaningful
     Eastern — The increase in the current quarter’s operating income when compared with the comparable 2004 quarter is primarily due to the favorable effect of revenue growth provided by base business yield improvement, particularly in the collection and transfer lines of business. On a year-to-date basis, these operational improvements have been offset by the recognition of a $35 million impairment of the Pottstown Landfill, which is discussed further in Asset impairments and unusual items above, and additional operating costs of $9 million attributable to a seven-week labor strike in New Jersey.
      Midwest — The current year increase in income from operations was primarily due to revenue growth associated with increased base business yield for the collection line of business, which has been driven principally by residential collection operations. The significant increase in internal revenue growth attributable to yield was partially offset by volume declines in the collection line of business.
      Southern — Strong internal revenue growth associated with (i) base business yield improvements, particularly in the collection line of business, and (ii) transfer, and construction and demolition disposal volumes have provided an increase in income from operations during the current year. In addition, for the nine months ended September 30, 2005, approximately $18 million of the increase in income from operations is attributable to gains recognized on the divestiture of operations and other assets. These increases were partially offset by the affects of (i) the 2004 earnings impact of hurricane clean-up efforts; (ii) higher subcontractor costs associated with our ongoing operations; (ii) increases in salaries and wages and (iii) the temporary suspension of operations in the areas affected by Hurricane Katrina.
      Western — The significant increase in income from operations for the three and nine months ended September 30, 2005 when compared with the corresponding prior year periods can partially be attributed to internal revenue growth, which has been driven by yield improvements in commercial and industrial collection operations and volume growth in residential collection and transfer operations. In addition, during 2005, we have recognized $24 million of gains associated with the divestiture of operations.
      Recycling — The decrease in income from operations in our Recycling Group for the three and nine months ended September 30, 2005 when compared with the corresponding prior year periods can generally be attributed to (i) an increase in the rebates paid to our suppliers as a result of increased competition; (ii) the impact of adjustments to the carrying value of certain property and equipment; (iii) an increase in consulting fees associated with an information technology project; and (iv) severance costs associated with the July 2005 restructuring.

      Other NASW — For the three and nine months ended September 30, 2005, the income from operations of Other NASW includes a quarter-end adjustment to reflect a $22 million charge to “Depreciation and amortization” recorded to adjust the amortization periods of five landfills. These adjustments reflect cumulative corrections resulting from reducing the amortization periods of the landfills and were necessary to align the lives of these landfills for amortization purposes with the terms of the underlying contractual agreements supporting their operation. A pre-tax gain of $39 million resulting from the divestiture of one of our landfills in Ontario, Canada during the first quarter of 2005, more than offset this charge for the year-to-date period. This impact is included in “Asset impairments and unusual items” within our Condensed Consolidated Statement of Operations. As this landfill had been divested at the time of our 2005 reorganization, historical financial information associated with its operations has not been allocated to our remaining reportable segments. Accordingly, these impacts have been included in Other NASW.
      Corporate and Other — The higher expenses in the current year were driven primarily by (i) an impairment charge of $59 million associated with capitalized software costs and $49 million of charges associated with legal matters, both of which are discussed in the Asset Impairments and Unusual Items section above; (ii) an increase in non-cash employee compensation costs associated with recent changes in equity-based compensation; (iii) increases in employee health care costs; (iv) salary and wage increases attributable to annual merit raises; and (v) the recovery of claims against insurers for the reimbursement of environmental expenses during 2004.

Other Components of Income Before Cumulative Effect of Change in Accounting Principle
      The following summarizes the other major components of our income before cumulative effect of change in accounting principle for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months				Nine Months
	Ended				Ended
	September 30,		Period to Period		September 30,		Period to Period
	2005	2004	Change		2005	2004	Change

Interest expense, net	$117	$91	$26	28.6%	$349	$313	$36	11.5%
Equity in net losses of unconsolidated entities	27	27	—	—	79	70	9	12.9
Minority interest	12	10	2	20.0	33	26	7	26.9
Other, net	—	—	—	*	(1)	2	(3)	*
Provision for (benefit from) income taxes	11	35	(24)	*	(141)	178	(319)	*

*	Percentage change is not meaningful.
     Interest expense, net — The $26 million increase during the three months ended September 30, 2005 is a result of a $13 million increase in interest expense and a $13 million decline in interest income. The $36 million increase during the nine months ended September 30, 2005 is a result of a $25 million increase in interest expense and a $11 million decrease in interest income. The current year increases in interest expense are generally attributable to higher market interest rates, which impact the interest expense associated with the variable portion of our debt obligations. As of September 30, 2005, interest expense on 36% of our total debt is driven by variability in market interest rates. The decreases in interest income are due to the prior year realization of interest income as a result of favorable tax audit settlements.
      Equity in net losses of unconsolidated entities — In the first and second quarters of 2004, we acquired an equity interest in two coal-based, synthetic fuel production facilities. The activities of these facilities drive our equity in net losses of unconsolidated entities. Our equity in the losses of these facilities was $28 million and $83 million for the three and nine months ended September 30, 2005, respectively, and $28 million and $73 million for the three and nine months ended September 30, 2004, respectively. The year-over-year increase in these losses is due to the timing of our initial investments in 2004. These equity losses are more than offset by the tax benefit realized as a result of these investments as discussed below within Provision for income taxes. If, for any reason, the tax credits generated by the facilities were no longer allowable under Section 29 of the Internal Revenue Code, we could unwind the related investment in the period that determination is made and not incur equity losses in future periods. Additional information related to these investments is included in Note 4 to the Condensed Consolidated Financial Statements.
      Provision for (benefit from) income taxes — The settlement of several tax audits during the year resulted in a $28 million reduction in income tax expense during the three months ended September 30, 2005 and a $375 million reduction in income tax expense during the nine months ended September 30, 2005. As a result, we realized a 12.5 percentage point reduction in our effective tax rate for the three months ended September 30, 2005 and a 49.9 percentage point reduction in our effective tax rate for the nine months ended September 30, 2005.
      During the three and nine months ended September 30, 2004, the settlement of several tax audits resulted in a $62 million and $74 million tax benefit, respectively. These tax audit settlements resulted in an 18.4 percentage point reduction in our effective tax rate for the three months ended September 30, 2004 and an 8.8 percentage point reduction in our effective tax rate for the nine months ended September 30, 2004.
      Our effective tax rate for the three and nine months ended September 30, 2005 has also benefited from the favorable impact of non-conventional fuel tax credits derived from our landfills and our investments in two coal-based, synthetic fuel production facilities discussed in the Equity in net losses of unconsolidated entities section above. These tax credits are available through 2007 pursuant to Section 29 of the Internal Revenue Code, and may be phased out if the price of oil exceeds a threshold annual average price determined by the IRS. Our synthetic fuel production facility investments resulted in a decrease in our tax provision of $39 million for both the three months ended September 30, 2005 and 2004 and $106 million and $93 for the nine months ended September 30, 2005 and 2004, respectively.
      These tax benefits have been partially offset by the accrual of $34 million of taxes during the second quarter of 2005 associated with our plan to repatriate approximately $485 million of accumulated earnings and capital from certain of our Canadian subsidiaries under the American Jobs Creation Act of 2004.
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
      A provision of the American Jobs Creation Act of 2004, which was enacted on October 22, 2004, temporarily reduces the tax rate on repatriated income if the income is permanently reinvested in the U.S. We have decided to repatriate approximately $485 million of accumulated earnings and capital from certain of our Canadian subsidiaries during the taxable year ending December 31, 2005, and are currently evaluating the potential liquidity and capital resource impacts of this planned repatriation. In the third quarter of 2005, we drew upon approximately $115 million of cash resources that were held by our Canadian subsidiaries, and are in the process of considering the most effective approach for repatriating the remaining accumulated earnings, which will likely include having our Canadian subsidiaries enter into a term loan with a syndication of financial institutions.

Summary of Cash, Restricted Trust and Escrow Accounts and Debt Obligations
      The following is a summary of our cash, restricted trust and escrow accounts and debt balances as of September 30, 2005 and December 31, 2004 (in millions):

	September 30,	December 31,
	2005	2004

Cash and cash equivalents	$300	$424
Short-term investments available for use	178	19

Total cash, cash equivalents and short-term investments available for use	$478	$443

Restricted trust and escrow accounts:
Tax-exempt bond funds	$169	$333
Closure, post-closure and remediation funds	219	213
Debt service funds	52	83
Other	18	18

Total restricted trust and escrow accounts	$458	$647

Debt:
Current portion	$174	$384
Long-term portion	8,168	8,182

Total debt	$8,342	$8,566

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$70	$135

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

      Short-term investments available for use — These investments include auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rate reset mechanism for these instruments results in a periodic marketing of the underlying securities through an auction process. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as current assets in our Condensed Consolidated Balance Sheets.
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

Debt —
      Revolving credit and letter of credit facilities — We have a five-year, $2.4 billion syndicated revolving credit facility. This facility provides us with credit capacity that can be used for either cash borrowings or to support letters of credit issued for our financial assurance needs. As of September 30, 2005, no borrowings were outstanding under the facility, and we had unused and available credit capacity of $1,002 million. As of December 31, 2004, no borrowings were outstanding under the facility, and we had unused and available capacity of $1,034 million.
      The table below summarizes the credit capacity, maturity and outstanding letters of credit under our various arrangements at September 30, 2005 (in millions):

			Outstanding
	Total Credit		Letters of
Facility	Capacity	Maturity	Credit

Five-year revolving credit facility	$2,400	October 2009	$1,398
Five-year letter of credit and term loan agreement	15	June 2008	15
Five-year letter of credit facility	350	December 2008	350
Seven-year letter of credit and term loan agreement	175	June 2010	175
Ten-year letter of credit and term loan agreement	105	June 2013	105
Other	—	Various	63

Total	$3,045		$2,106

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
      Senior notes — As of September 30, 2005, we had $5.2 billion of outstanding senior notes. The notes have various maturities, ranging from October 2006 to May 2032, and interest rates ranging from 5.00% to 8.75%. On May 15, 2005, $100 million of 7.0% senior notes and $3 million of 6.65% senior notes matured and were repaid with cash on hand.
      Tax-exempt bonds — As of September 30, 2005, we had $2.2 billion of outstanding tax-exempt bonds, of which $130 million were issued during the nine months ended September 30, 2005. We actively issue tax-exempt bonds as a means of accessing low-cost financing for capital expenditures. The proceeds from these financing arrangements are deposited directly into trust funds and may only be used for the specific purpose for which the money was raised, which is generally the construction of collection and disposal facilities and for the equipment necessary to provide waste management services. As we spend monies on the specific projects being financed, we are able to requisition cash from the trust funds. We have $169 million held in trust for future spending as of September 30, 2005. During the nine months ended September 30, 2005, we received approximately $302 million from these funds for approved capital expenditures.
      As of September 30, 2005, $588 million of our tax-exempt bonds are remarketed weekly by a remarketing agent to maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit that have been issued under our $2.4 billion, five-year revolving credit facility, that guarantee repayment of the bonds in the event the bonds are put to us. Accordingly, these obligations have been classified as long-term in our Condensed Consolidated Balance Sheet at September 30, 2005.
      Additionally, we have $364 million of fixed rate tax-exempt bonds subject to repricing within the next twelve months, which is prior to their scheduled maturities. If the re-offering of the bonds is unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit supported by our long-term facilities that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation. However, these bonds have been classified as long-term in our Condensed Consolidated Balance Sheet as of September 30, 2005. The classification of these obligations as long-term was based upon our intent to refinance the borrowings with other long-term financings in the event of a failed re-offering and our ability, in the event other sources of long-term financing are not available, to use our five-year revolving credit facility.
      Tax-exempt project bonds — As of September 30, 2005, we had $432 million of outstanding tax-exempt project bonds. These debt instruments are primarily used by our Wheelabrator Group to finance the development of waste-to-energy facilities. The bonds generally require periodic principal installment payments. As of September 30, 2005, $46 million of these bonds are remarketed either daily or weekly by a remarketing agent to maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. Repayment of these bonds has been guaranteed with letters of credit issued under our five-year revolving credit facility. Accordingly, these obligations have been classified as long-term in our Condensed Consolidated Balance Sheet at September 30, 2005.
      During the third quarter of 2005, $62 million of our tax-exempt bonds matured, of which $17 million was repaid with available cash and $45 million was repaid with debt service funds. Approximately $47 million of our outstanding tax-exempt project bonds will be repaid with available cash within the next twelve months.
      Convertible subordinated notes — We had $35 million of convertible subordinated notes that we repaid, with cash on hand, upon maturity in January 2005.
      Interest rate swaps — We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of September 30, 2005, the interest payments on $2.35 billion of our fixed rate debt have been swapped to variable rates, allowing us to maintain 64% of our debt at fixed interest rates and 36% at variable interest rates. Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $70 million at September 30, 2005 and $135 million as of December 31, 2004. Interest rate swap agreements reduced net interest expense by $8 million and $34 million for the three and nine months ended September 30, 2005, respectively, and by $23 million and $73 million for the three and nine months ended September 30, 2004, respectively. The significant decline in the benefit recognized as a result of our interest rate swap agreements between 2004 and 2005 is largely attributable to the increase in short-term market interest rates. Our periodic interest obligations under our interest rate swap agreements are based on a spread from the three-month LIBOR, which has increased from 2.02% at September 30, 2004 to 4.07% at September 30, 2005.

Summary of Cash Flow Activity
      The following is a summary of our cash flows for the nine months ended September 30, 2005 and 2004 (in millions):

	Nine Months Ended
	September 30,

	2005	2004

Net cash provided by operating activities	$1,726	$1,618

Net cash used in investing activities	$(638)	$(583)

Net cash used in financing activities	$(1,215)	$(633)

      Net Cash Provided by Operating Activities — We generated $1,726 million in cash flows from our operating activities during the nine months ended September 30, 2005 compared with $1,618 million provided in the comparable prior year period, an increase of $108 million. In general, our current period operating cash flow was favorably affected by comparative changes in our trade and other receivables. Our trade receivables, net of allowance for doubtful accounts, have increased $31 million from December 31, 2004 compared with a $239 million increase in trade receivables during the nine months ended September 30, 2004. This significant change can largely be attributed to (i) the collection of receivables related to hurricane clean-up services provided in the second half of 2004; and (ii) overall improvements in our collection efforts.
      The reduction in income tax expense attributable to the settlement of tax audits during the second quarter of 2005 resulted in a significant reduction in liability balances. These reductions offset the related increase in net income for the nine month period resulting in an insignificant impact to cash flows from operations attributable to the tax audit settlements.
      Net Cash Used in Investing Activities — We used $638 million of our cash resources for investing activities during the nine months ended September 30, 2005, an increase of $55 million as compared with the comparable prior year period. This increase is primarily due to a $161 million change in net cash flows associated with purchases and sales of short-term investments. Net purchases of short-term investments during the nine months ended September 30, 2005 were $170 million compared with net purchases of $9 million during the comparable prior year period.
      A $20 million increase in acquisition spending, from $110 million during the nine months ended September 30, 2004 to $130 million in the current year period, also contributed to the current year increase. We intend to continue to invest in acquisitions throughout the remainder of 2005. However, we currently expect cash paid for acquisitions to be less than our original $250 million target for the full year.
      These increases in spending were partially offset by an $85 million increase in proceeds from divestitures of businesses and other sales of assets, which is largely attributable to the sale of one of our landfills in Ontario, Canada during the first quarter of 2005. As we continue to focus on our plan to divest of certain under-performing and non-strategic operations, we expect proceeds from divestitures and other asset sales to make even greater contributions to our cash flows.
      Our capital expenditures, which went from $837 million during the nine months ended September 30, 2004 to $765 million during the comparable current year period, also resulted in a $72 million decrease in cash used for investing activities in 2005. We currently expect full year 2005 capital expenditures to be generally consistent with the level of capital spending in recent years.
      Net Cash Used in Financing Activities — The $582 million increase in cash used for financing activities during the nine months ended September 30, 2005 is primarily attributable to (i) a $220 million increase in cash paid for common stock repurchases; (ii) a $174 million increase in debt repayments net of borrowings; (iii) a year-over-year change in our comparative cash overdraft position of $102 million, driven by a $97 million decline in our cash overdraft position from December 31, 2004, which is reflected as “Cash flows from financing activities — Other” in the accompanying Condensed Consolidated Statement of Cash Flows and (iv) an $82 million decline in cash proceeds from the exercise of common stock options.
      During the nine months ended September 30, 2005, we used available cash to repay $285 million of outstanding debt obligations, including $103 million of senior notes, $17 million of tax-exempt project bonds, $35 million of convertible subordinated notes and $130 million associated with capital leases and other debt. The $434 million of cash debt repayments made during the nine months ended September 30, 2004 were largely offset by $348 million in net proceeds, which were primarily provided by the March 2004 issuance of $350 million of 5.00% senior notes due in 2014.
      During the nine months ended September 30, 2005, we repurchased 20.5 million shares of our common stock for $583 million. Approximately $10 million of these share repurchases was settled in cash in October 2005. We currently expect share repurchases to either be toward the upper end or exceed the previously disclosed range of $600 million to $700 million for 2005. Our 2005 common stock repurchases are pursuant to a capital allocation program that provides for combined dividend payments and shares repurchases of up to $1.2 billion each year during 2005, 2006 and 2007. Future share repurchases under this program will be made at the discretion of management, and will depend on various factors, including our net earnings, financial condition and projected cash requirements. We paid $353 million for share repurchases during the nine months ended September 30, 2004, $24 million of which was paid to settle repurchases made in December 2003.
      Cash paid for dividends also increased $13 million during the nine months ended September 30, 2005 due to an increase in our per share dividend. Our Board of Directors declared a $0.20 per share dividend in each of the first, second and third quarters of 2005, which resulted in aggregate cash payments of $339 million during the nine months ended September 30, 2005. On October 7, 2005, we declared our fourth quarterly dividend of $0.20 per share, which will be paid on December 23, 2005 to stockholders of record as of December 1, 2005. Based on shares outstanding as of September 30, 2005, the payment of this dividend will result in a fourth quarter cash outlay of approximately $111 million and total payments of $450 million in 2005. Additionally, the Board of Directors announced that is expects dividends to be $0.22 per share per quarter beginning in 2006. All future dividend declarations are at the discretion of the Board of Directors and depend on factors the Board deems relevant. In each of the first, second and third quarters of 2004, we declared and paid a dividend of $0.1875 per share, which resulted in aggregate cash payments of $326 million for the nine months ended September 30, 2004.
Off-Balance Sheet Arrangements
      We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 8 to the Condensed Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the three or nine months ended September 30, 2005 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.
Seasonal Trends and Inflation
      Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes experienced during the third quarters of 2005 and 2004, actually may increase revenues in the areas affected. However, for several reasons, including significant start-up costs, such revenue often generates comparatively lower margins. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we schedule maintenance at our waste-to-energy facilities during the slower winter months.

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
      In October 2004, the Company announced that its Board of Directors approved a capital allocation program that included the authorization of up to $1.2 billion of stock repurchases and dividend payments annually for each of 2005, 2006 and 2007. All of the common stock repurchases made in 2005 have been pursuant to that program. The following table summarizes our third quarter 2005 activity:
Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

July 1 - 31	1,762,600	$28.42	1,762,600	$521 Million
August 1 - 31	5,496,047	$27.54	5,496,047	$370 Million
September 1 - 30(c)	3,285,100	$28.06	3,285,100	$278 Million

Total	10,543,747	$27.85	10,543,747

a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

b)	This disclosure is required by the SEC. For each period presented, the maximum dollar value of shares that may yet be purchased under the program has been provided as of the end of each respective period. These amounts are not necessarily an indication of the amount we intend to repurchase during the remainder of the year. The amount of capital approved for share repurchases during 2005 is $1.2 billion, less the amount of dividends paid. During the nine months ended September 30, 2005, we declared and paid $339 million in cash dividends under this program. The maximum dollar value of shares that may be purchased under the program included in the table above includes the effect of these dividend payments as if all payments had been made at the beginning of the earliest period presented. However, this amount does not include the impact of our fourth quarter dividend, which was declared on October 7, 2005 and will be paid on December 23, 2005.

c)	Shares purchased in September 2005 include 371,500 shares purchased for an aggregate of $10 million pursuant to transactions entered into during the month that were not settled until October 2005.

Item 5.	Other Information.

Director and Officer Indemnifications
      On October 27, 2005, WMI entered into an indemnification agreement with each of its directors — Pastora San Juan Cafferty, Frank M. Clark, Jr., John C. Pope, W. Robert Reum, Steven G. Rothmeier and Thomas H. Weidemeyer, and with David P. Steiner, its Chief Executive Officer, Lawrence O’Donnell, III, its President and Chief Operating Officer, and Robert G. Simpson, its Chief Financial Officer.
      In general, the indemnification agreements provide that WMI will, to the extent permitted by applicable law, indemnify each indemnitee against all expenses, judgments, fines, and penalties actually and reasonably incurred in connection with the defense or settlement of any criminal, civil or administrative action brought against the indemnitee by reason of his or her relationship with WMI. The agreements provide for indemnification rights regarding third-party claims and proceedings brought by or in the right of the company. In addition, the indemnification agreements provide for the advancement of expenses incurred by the indemnitee in connection with any proceeding covered by the agreements to the fullest extent permitted by Delaware law.
      The indemnification agreements do not exclude any other rights to indemnification or advancement of expenses to which the indemnitee may be entitled, including any rights arising under WMI’s Certificate of Incorporation or By-laws, or the General Corporation Law of the State of Delaware.
      Each indemnification agreement terminates upon the later of (i) ten years after the date that the indemnitee shall have ceased to serve as a director or officer of WMI or (ii) one year after the final termination of any proceeding then pending in respect of which the indemnitee is granted rights of indemnification or advancement of expenses under the agreement and of any proceeding commenced by indemnitee seeking indemnification or advancement of expenses pursuant to such agreement.
      The above description of the indemnification agreements does not purport to be complete and is qualified in its entirety by reference to the form director and officer indemnification agreement that is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

Executive Officer Severance Policy
      On August 18, 2005, WMI’s Compensation Committee adopted, and WMI’s Board subsequently approved, an Executive Officer Severance Policy (the “Policy”) that requires stockholder approval of all employment or severance agreements entered into by WMI or any of its subsidiaries with executive officers that provide for benefits in an amount that exceeds 2.99 times such executive officer’s then current base salary and target bonus.
      The Policy applies to all employment or severance agreements entered into by WMI or its subsidiaries with its executives after the Policy’s effective date of August 19, 2005 or any renewal, material modification or extension to existing agreements, to the extent such renewals, material modifications or extensions require the written agreement of the executive officer. An executive officer subject to the Policy is any Company officer who, at the time of execution of such an employment or severance agreement, is or becomes required to file reports pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, with respect to WMI’s equity securities.
      Under the Policy, “benefits” (x) means cash amounts payable by WMI and its subsidiaries in the event of termination of an executive officer’s employment and (y) the present value of benefits or perquisites to be provided for periods after termination of employment; provided, however, that “benefits” does not include (i) benefits or perquisites provided to employees generally, (ii) accrued salary, bonus or performance award amounts at the time of termination, (iii) amounts paid as part of any employment agreement intended to “make-whole” any forfeiture of benefits from a prior employer, (iv) amounts paid for services following termination of employment for a reasonable consulting agreement for a period not to exceed one year, (v) amounts paid for post-termination covenants (such as a covenant not to compete), (vi) the value of accelerated vesting or payment of any outstanding equity-based award, and (vii) any payment that the

WMI Board or any committee thereof determines in good faith to be a reasonable settlement of any claim made against the Company.
      If the Compensation Committee determines that it would be in the best interest of stockholders for the Company to enter into an employment or severance agreement with an executive officer pursuant to which the proposed benefits would exceed 2.99 times the executive officer’s then current base salary and target bonus, WMI’s Board of Directors may seek stockholder approval of such agreement after the material terms have been agreed to by parties, but the payment of any benefits in excess of the 2.99 limit will be contingent upon such stockholder approval.
      The above description of the Policy does not purport to be complete and is qualified in its entirety by reference to WMI’s Executive Officer Severance Policy, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

Exhibit
No.		Description

10.1	—	Employment Agreement between Recycle America Alliance, L.L.C. and Patrick DeRueda, dated August 4, 2005 (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated August 4, 2005).
10.2	—	Employment Agreement between the Company and Cherie C. Rice, dated August 26, 2005 (Incorporated by reference to Exhibit 10.1 of a Form 8-K dated August 26, 2005).
10.3	—	Agreement dated August 26, 2005 by and between Waste Management, Inc., Waste Management Holdings, Inc., Dean L. Buntrock, Phillip B. Rooney, Thomas C. Hau and Herbert A Getz (Incorporated by reference to Exhibit 99.1 of a Form 8-K dated August 26, 2005).
10.4	—	Form of Director and Officer Indemnity Agreement.
10.5	—	WMI’s Executive Officer Severance Policy.
12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G.Simpson, Senior Vice President and Chief Financial Officer.

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

Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)
Date: October 27, 2005

INDEX TO EXHIBITS

Exhibit
No.		Description

10.1	—	Employment Agreement between Recycle America Alliance, L.L.C. and Patrick DeRueda, dated August 4, 2005 (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated August 4, 2005).
10.2	—	Employment Agreement between the Company and Cherie C. Rice, dated August 26, 2005 (Incorporated by reference to Exhibit 10.1 of a Form 8-K dated August 26, 2005).
10.3	—	Agreement dated August 26, 2005 by and between Waste Management, Inc., Waste Management Holdings, Inc., Dean L. Buntrock, Phillip B. Rooney, Thomas C. Hau and Herbert A Getz (Incorporated by reference to Exhibit 99.1 of a Form 8-K dated August 26, 2005).
10.4	—	Form of Director and Officer Indemnity Agreement.
10.5	—	WMI’s Executive Officer Severance Policy.
12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G.Simpson, Senior Vice President and Chief Financial Officer.