Form 10-K
period 2005-12-31
WASTE MANAGEMENT INC
filed 2006-02-21
CIK 823768

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005, was approximately $15.9 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)
     The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 15, 2006 was 546,684,987 (excluding treasury shares of 83,597,474).
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to

Proxy Statement for the 2006 Annual Meeting of Stockholders	Part III

PART I

Item 1.	Business.
General
      The financial statements in this report represent the consolidation of Waste Management, Inc., a Delaware corporation, our wholly-owned and majority-owned subsidiaries and certain variable interest entities for which we have determined that we are the primary beneficiary. Waste Management, Inc. is a holding company that conducts all of its operations through subsidiaries. The terms “the Company,” “we,” “us” or “our” refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WMI,” we are referring only to the parent holding company.
      We are the leading provider of integrated waste services in North America. Using our vast network of assets and employees, we provide a comprehensive range of waste management services. Through our subsidiaries we provide collection, transfer, recycling, disposal and waste-to-energy services. In providing these services, we actively pursue projects and initiatives that we believe make a positive difference for our environment, including recovering and processing the methane gas produced naturally by landfills into a renewable energy source. Our customers include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities and governmental entities. During 2005, none of our customers accounted for more than 1% of our operating revenue. We employed approximately 50,000 people as of December 31, 2005.
      Our Company’s goals are targeted at serving five key stakeholders: our customers, our employees, the environment, the communities in which we work, and our shareholders. Our goals are:

•	To be the waste solutions provider of choice for customers;

•	To be a best place to work for employees;

•	To be a leader in promoting environmental stewardship;

•	To be a trusted and valued community partner; and

•	To maximize shareholder value.
      WMI was incorporated in Oklahoma in 1987 under the name “USA Waste Services, Inc.” and was reincorporated as a Delaware company in 1995. In a 1998 merger, the Oakbrook, Illinois based waste services company, formerly known as Waste Management, Inc., became a wholly-owned subsidiary of WMI and changed its name to Waste Management Holdings, Inc. (“WM Holdings”). At the same time, our parent company changed its name to Waste Management, Inc. Like WMI, WM Holdings is a holding company that conducts all of its operations through subsidiaries.
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
Strategy
      We have been working to improve our organization by concentrating on operational excellence and profitability rather than on revenue growth. To accomplish this, we continuously review our operations and identify our best practices, adopt these best practices as the standards for all of our operating units, and then work continuously to improve them.
      We are focusing our attention on executing strategies based on four objectives: revenue growth through pricing initiatives; lowering operating and selling, general and administrative costs through process standardi-

zation and productivity improvements; improving our portfolio of assets through our “fix or seek exit strategy” program and seeking acquisition candidates; and generating strong and consistent cash flow from operations that can be returned to shareholders.

Revenue Growth
      Our current revenue growth and pricing excellence strategy centers around attaining a return on invested capital that appropriately captures our cost of capital, the risks we take in our business and our unique disposal assets. We have been using an increasingly more disciplined approach to pricing, where we carefully analyze our operations and make decisions based on market specific information including our costs. In 2005, this was most clearly seen in our collection lines of business, where we focused on new business pricing, minimizing price roll-backs, and charging an environmental cost recovery fee and a revised fuel surcharge. In addition, we have implemented fee programs to recover the costs we incur for items such as the collection of past due balances, container delivery and other services. In the second quarter 2005, we expanded our landfill pricing study, which was originally implemented in January 2005 to cover 30 landfills, to include 23 transfer stations and essentially all of the operating sites in four of our Market Areas. By the end of 2005, we had implemented our findings from the study at nearly all of our landfills and transfer stations. We believe our success in pricing, as demonstrated by our increasing internal revenue growth, is a direct result of our execution of these pricing strategies.

Cost Control
      We remain committed to finding the best practices throughout our organization and standardizing those practices and processes throughout the Company. In the second half of 2005, our focus on improving internalization rates, standardizing operating and maintenance practices and emphasizing the importance of safety translated into cost savings across our organization. We intend to continue to identify operational improvements that will provide cost reductions in 2006 and beyond. In some cases, we have determined that to achieve these operational improvements it is necessary to put in place new information systems or other tools that will provide our people with the necessary resources to make better decisions and work more efficiently. For example, in the fourth quarter of 2005, we announced that we had entered into agreements for new revenue management software and support services. Although that decision required an asset impairment charge, we believe that this system will provide the best capabilities and functionality of the available alternatives.
      Additionally, in the third quarter of 2005, we unveiled plans to simplify and streamline our organizational structure. We eliminated duplicative administrative functions that were in our field and Corporate organization and eliminated one of our reporting Groups and integrated those operations into our other groups as a way to further reduce administrative costs and improve efficiencies. This affirms our commitment to making the choices that will benefit our Company in the long-term, which includes improving the way we operate in order to achieve cost savings.

Improve Operations through our Divestiture Program, Acquisitions and Investments
      As announced in early 2005, we have been reviewing our under-performing and non-strategic operations and assessing them for opportunities to improve their performance. In the third quarter of 2005, we announced that our Board of Directors had approved a plan to divest of under-performing operations representing annual gross revenues of approximately $400 million. The Company has since identified additional operations, representing over $500 million in annual gross revenues, that also may be divested as part of the program. The ultimate sale of any of the operations is dependent on several factors, including identifying interested purchasers, negotiating the terms and conditions of the sales, and obtaining regulatory approvals.
      In addition to our focus on divesting under-performing operations, we continue to look for acquisitions and other investments to improve our current operations’ performance and enhance and expand our services. In 2006, we expect to make investments in our landfill gas-to-energy and medical waste programs as well as land purchases that we believe will benefit future expansion efforts, all of which are complementary to our existing operations.

Return Value to Stockholders
      We continue to use the cash that we generate not only to reinvest in our business, but also to return value to our stockholders through common stock repurchases and dividend payments. In late 2004, our Board of Directors approved our current, three-year capital allocation program, which authorizes up to $1.2 billion of combined stock repurchases and dividend payments in 2005, 2006 and 2007. Under this program, we repurchased over $700 million of shares and paid out dividends of nearly $450 million in 2005. In December 2005, our Board of Directors declared the first quarterly dividend payment for 2006 of $0.22 per share, which is an increase in the amount of free cash flow that we expect to allocate to our dividend program for the third straight year. In January 2006, we repurchased over nine million shares through an accelerated stock repurchase agreement, described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      We plan to continuously seek out the best information from our experiences, our employees and our customers, and develop additional strategies, and additional ways to execute our strategies, that will bring us closer to achieving our goals. However, we believe that once a goal has been met, it is time to set a new, higher goal so that we continue to build on the momentum we have created through these strategies.
Operations

General
      We provide integrated waste management services to commercial, industrial, municipal and residential customers throughout the United States, Puerto Rico and Canada. Our core business includes collection, disposal, transfer, waste-to-energy and recycling services. We manage and evaluate our operations through six operating Groups, four of which are organized by geographic area and the other two are organized by function. The geographic Groups include our Eastern, Midwest, Southern and Western Groups, and the two functional Groups are our Wheelabrator Group, which provides waste-to-energy services, and our Recycling Group. We also provide additional waste management services that are not managed through our six Groups. These services include third-party sub-contracted services managed by our national accounts organization, methane gas recovery, portable toilet and fence rentals and other miscellaneous services, and are presented in this report as “Other.”
      The table below shows the total revenues (in millions) contributed annually by each of our reportable segments in the three-year period ended December 31, 2005. As discussed in Note 2 to the Consolidated Financial Statements, the 2004 and 2003 information has been presented in conformity with our current year presentation. More information about our results of operations by reportable segment is included in Note 20 to the Consolidated Financial Statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

	Years Ended December 31,

	2005	2004	2003

Eastern	$3,809	$3,744	$3,591
Midwest	3,054	2,971	2,840
Southern	3,590	3,480	3,149
Western	3,079	2,884	2,725
Wheelabrator	879	835	819
Recycling	833	745	567
Other	296	261	220
Intercompany	(2,466)	(2,404)	(2,263)

Total	$13,074	$12,516	$11,648

      The services we provide include collection, landfill (solid and hazardous waste landfills), transfer, Wheelabrator (waste-to-energy facilities and independent power production plants), recycling, and other services, as described below. The following table shows revenues (in millions) contributed by these services for each of the three years indicated:

	Years Ended December 31,

	2005	2004	2003

Collection	$8,633	$8,318	$7,782
Landfill	3,089	3,004	2,834
Transfer	1,756	1,680	1,582
Wheelabrator	879	835	819
Recycling and other	1,183	1,083	894
Intercompany	(2,466)	(2,404)	(2,263)

Total	$13,074	$12,516	$11,648

      Collection. Our commitment to customers begins with a vast waste collection network. Collection involves picking up and transporting waste from where it was generated to a transfer station or disposal site. We generally provide collection services under two types of arrangements:

•	For commercial and industrial collection services, typically we have a three-year service agreement. The fees under the agreements are influenced by factors such as collection frequency, type of collection equipment furnished by us, type and volume or weight of the waste collected, distance to the disposal facility, labor costs, cost of disposal and general market factors. As part of the service, we provide steel containers to most of our customers to store their solid waste between pick-up dates. Containers vary in size and type according to the needs of our customers or restrictions of their communities and many are designed so that they can be lifted mechanically and either emptied into a truck’s compaction hopper or directly into a disposal site. By using these containers, we can service most of our commercial and industrial customers with trucks operated by only one employee.

•	For most residential collection services, we have a contract with, or a franchise granted by, a municipality or regional authority that gives us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for periods of one to five years. We also provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service.
      Landfill. Landfills are the main depositories for solid waste in North America and we have the largest network of landfills in North America. Solid waste landfills are built and operated on land with geological and hydrological properties that limit the possibility of water pollution, and are operated under prescribed procedures. A landfill must be maintained to meet federal, state or provincial, and local regulations. The operation and closure of a solid waste landfill includes excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other inert material and constructing final capping of the landfill. These operations are carefully planned to maintain sanitary conditions, to maximize the use of the airspace and to prepare the site so it can ultimately be used for other purposes.
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
      We also operate secure hazardous waste landfills in the United States. Under federal environmental laws, the federal government (or states with delegated authority) must issue permits for all hazardous waste landfills. All of our hazardous waste landfills have obtained the required permits, although some can accept only certain types of hazardous waste. These landfills must also comply with specialized operating standards. Only hazardous waste in a stable, solid form, which meets regulatory requirements, can be deposited in our secure disposal cells. In some cases, hazardous waste can be treated before disposal. Generally, these treatments involve the separation or removal of solid materials from liquids and chemical treatments that transform wastes into inert materials that are no longer hazardous. Our hazardous waste landfills are sited, constructed and operated in a manner designed to provide long-term containment of waste. We also operate a hazardous waste facility at which we isolate treated hazardous wastes in liquid form by injection into deep wells that have been drilled in rock formations far below the base of fresh water to a point that is separated by other substantial geological confining layers.
      We owned or operated 277 solid waste and six hazardous waste landfills at December 31, 2005 compared with 280 solid waste landfills and six hazardous waste landfills at December 31, 2004. The landfills that we operate but do not own are generally operated under a lease agreement or an operating contract. The differences between the two arrangements usually relate to the owner of the landfill operating permit. Generally, with a lease agreement, the permit is in our name and we operate the landfill for its entire life, making payments to the lessor, who is generally a private landowner, based either on a percentage of revenue or a rate per ton of waste received. We are generally responsible for closure and post-closure requirements under our lease agreements. For operating contracts, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. The property owner is generally responsible for closure and post-closure obligations under our operating contracts.
      Based on remaining permitted capacity as of December 31, 2005 and projected annual disposal volumes, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 26 years. Many of our landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining an expansion permit. We are currently seeking expansion permits at 65 of our landfills for which we consider expansions to be likely. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 35 years when considering remaining permitted capacity, the expansion capacity we consider likely and projected annual disposal volume. At December 31, 2005 and 2004, the expected remaining capacity in cubic yards and tonnage of waste that can be accepted at our owned or operated landfills is shown below (in millions):

	December 31, 2005			December 31, 2004

		Likely			Likely
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity

Remaining cubic yards	3,954	1,287	5,241	4,066	1,352	5,418
Remaining tonnage	3,460	1,196	4,656	3,515	1,192	4,707

      The following table reflects landfill capacity and airspace changes, as measured in tons of waste, for landfills owned or operated by us during the years ended December 31, 2005 and 2004 (in millions):

	December 31, 2005			December 31, 2004

		Likely			Likely
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity

Balance, beginning of year	3,515	1,192	4,707	3,368	1,297	4,665
Acquisitions, divestitures, newly permitted landfills and closures	(16)	3	(13)	10	—	10
Changes in expansions pursued	—	44	44	—	14	14
Expansion permits granted	74	(74)	—	206	(206)	—
Airspace consumed	(125)	—	(125)	(122)	—	(122)
Changes in engineering estimates and other(a),(b)	12	31	43	53	87	140

Balance, end of year	3,460	1,196	4,656	3,515	1,192	4,707

a)	Changes in engineering estimates result in either changes to the available remaining landfill capacity in terms of volume or changes in the utilization of such landfill capacity, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques and site-specific factors such as current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, and anticipated access to moisture through precipitation or recirculation of landfill leachate. We continually focus on improving the utilization of airspace through efforts that include recirculating landfill leachate where allowed by permit, optimizing the placement of daily cover materials and increasing initial compaction through improved landfill equipment, operations and training. Additionally, future airspace utilization may be affected by changes in the types of waste materials received at our landfills.

b)	In 2005, the amount of landfill capacity was reduced by approximately 46 million tons, or approximately 1%, to reflect cumulative corrections to align the lives of nine of our landfills for accounting purposes with the terms of the underlying contractual lease or operating agreements supporting their operations.
     The number of landfills we own or operate segregated by their estimated operating lives (in years), based on remaining permitted and likely expansion capacity and projected annual disposal volume as of December 31, 2005, was as follows:

	0 to 5	6 to 10	11 to 20	21 to 40	41+	Total

Owned/operated through lease	21	23	51	74	76	245
Operating contracts	13	5	9	8	3	38

Total landfills	34	28	60	82	79	283

      The volume of waste, as measured in tons, that we received in 2005 and 2004 at all of our landfills is shown below (in thousands):

	2005					2004

	# of		Total		Tons	# of	Total		Tons
	Sites		Tons		Per Day	Sites	Tons		Per Day

Solid waste landfills	277	(a)	125,885		461	280	121,493		444
Hazardous waste landfills	6		1,368	(c)	5	6	1,722	(c)	6

	283		127,253		466	286	123,215		450

Solid waste landfills closed or divested during related year	4		482			9	1,276

			127,735	(b)			124,491	(b)

(a)	We closed three landfills in 2005, divested of one landfill and added one permitted landfill due to a new contract.

(b)	These amounts include 2.6 million tons at December 31, 2005 and 2.2 million tons at December 31, 2004 that were received at our landfills but were used for beneficial purposes and were generally redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

(c)	The decline in the volume of waste received at our hazardous waste landfills in 2005 as compared with 2004 is generally attributable to increased competition at one of our six hazardous waste sites.
     When a landfill we own or operate (i) reaches its permitted waste capacity; (ii) is permanently capped and (iii) receives certification of closure from the applicable regulatory agency, management of the site, including for any remediation activities, is generally transferred to our closed sites management group. In addition to the 283 active landfills we managed at December 31, 2005, we also managed 184 closed landfills.
      Transfer. At December 31, 2005, we owned or operated 370 transfer stations in North America. We deposit waste at these stations, as do other third-party waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites.
      Access to transfer stations is often critical to third party haulers who do not operate their own disposal facilities in close proximity to their collection operations. Fees charged to third parties at transfer stations are usually based on the type and volume or weight of the waste transferred, the distance to the disposal site and general market factors.
      The utilization of our transfer stations by our own collection operations improves internalization by allowing us to retain fees that we would otherwise pay to third parties for the disposal of the waste we collect. It allows us to manage costs associated with waste disposal because (i) transfer trucks, railcars or rail containers have larger capacities than collection trucks, allowing us to deliver more waste to the disposal facility in each trip; (ii) waste is accumulated and compacted at transfer stations that are strategically located to increase the efficiency of our collection operations; and (iii) we can retain the volume by managing the transfer of the waste to one of our disposal sites.
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
      Wheelabrator. Through Wheelabrator, we own or operate 17 waste-to-energy facilities and six independent power production plants (“IPPs”) that are located in the Northeast and in Florida, California and Washington.
      At our waste-to-energy facilities, solid waste is burned at high temperatures in specially designed boilers to produce heat that is converted into high-pressure steam, which is either sold or used to generate electricity. Our waste-to-energy facilities are capable of processing up to 24,000 tons of solid waste each day. In both 2005 and 2004, our waste-to-energy facilities received 7.8 million tons of solid waste, or approximately 21,300 tons per day.
      Our IPPs convert various waste and conventional fuels into steam, which is either sold or used to generate electricity. The plants burn wood waste, anthracite coal waste (culm), tires, landfill gas and natural gas. These facilities are integral to the solid waste industry, disposing of urban wood, waste tires, railroad ties and utility poles. Our anthracite culm facility in Pennsylvania processes the waste materials left over from coal mining operations from over half a century ago. Ash remaining after burning the culm is used to reclaim the land damaged by decades of coal mining.
      Our waste-to-energy facilities and IPPs sell steam to industrial and commercial users. Steam that is not sold is used to generate electricity for sale to electric utilities. Fees at our waste-to-energy facilities and IPPs are generally subject to the terms and conditions of long-term contracts. Interim adjustments to the prices for steam and electricity under these long-term contracts are made for changes in market conditions such as inflation, natural gas prices and other general market factors.
      Recycling. Our Recycling Group focuses on improving the sustainability and future growth of recycling programs within communities and industries. As of September 30, 2005, we acquired the remaining minority interests in Recycle America Alliance L.L.C., making our Recycling Group a wholly-owned organization. In addition to our Recycling Group, our four geographic operating Groups provide certain recycling services that are embedded within the Groups’ other operations and therefore not included within the Recycling Group’s financial results.
      Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. Our recycling operations include the following:

Collection and materials processing — Through our collection operations, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our material recovery facilities (“MRFs”) for processing. We operate 116 MRFs where paper, glass, metals, plastics and compost are recovered for resale. We also operate 15 secondary processing facilities where materials received from MRFs can be further processed into raw products used in the manufacturing of consumer goods. Specifically, material processing services include data destruction, shredding, automated color sorting, composting, and construction and demolition processing.

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
      Our Recycling Group purchases recyclable materials processed in our MRFs from various sources, including third parties and other operating subsidiaries of WMI. The cost per ton of material purchased is based on market prices and the cost to transport the finished goods to our customers. The price our Recycling Group pays for recyclable materials is often referred to as a “rebate” and is based upon the price we receive for sales of finished goods and local market conditions. As a result, higher commodity prices increase our revenues and increase the rebates we pay to our suppliers.
      Other. We provide in-plant services, in which we outsource our employees to provide full service waste management to customers at their plants, through our Upstream division. Our vertically integrated waste management operations allow us to provide customers with full management of their waste, including identifying recycling opportunities, minimizing their waste, determining the most efficient means available for waste collection and transporting and disposing of their waste.
      We also develop, operate and promote projects for the beneficial use of landfill gas through our Waste Management Renewable Energy Program. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The United States Environmental Protection Agency (“EPA”) endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. Landfill gas is an important part of renewable energy portfolios for communities, utilities and industries. We actively pursue landfill gas beneficial use projects and at December 31, 2005 we were producing commercial quantities of methane gas at 95 of our solid waste landfills. At 59 of these landfills, the processed gas is delivered to electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. At 32 landfills, the gas is delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes such as steam boilers, cement kilns and utility plants. At four landfills, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers.
      In addition, we rent and service portable restroom facilities to municipalities and commercial customers under the name Port-O-Let®, and provide street and parking lot sweeping services.
Competition
      The solid waste industry is very competitive. Competition comes from a number of publicly held solid waste companies, private solid waste companies, large commercial and industrial companies handling their own waste collection or disposal operations and public and private waste-to-energy companies. We also have competition from municipalities and regional government authorities with respect to residential and commercial solid waste collection and solid waste landfills. The municipalities and regional governmental authorities are often able to offer lower direct charges to the customer for the same service by subsidizing the cost of the service through the use of tax revenues and tax-exempt financing. Generally, however, municipalities do not provide significant commercial and industrial collection or waste disposal.
      We compete for disposal business on the basis of tipping fees, geographic location and quality of operations. Our ability to obtain disposal business may be limited in areas where other companies own or operate their own landfills, to which they will send their waste. We compete for collection accounts primarily on the basis of price and quality of services. Operating costs, disposal costs and collection fees vary widely throughout the geographic areas in which we operate. The prices that we charge are determined locally, and typically vary by the volume and weight, type of waste collected, treatment requirements, risk of handling or disposal, frequency of collections, distance to final disposal sites, labor costs and amount and type of equipment furnished to the customer. We face intense competition based on quality of service and pricing. Under certain customer service contracts, our ability to increase our prices or pass on cost increases to our customers may be limited. From time to time, competitors may reduce the price of their services and accept lower margins in an effort to expand or maintain market share or to successfully obtain competitively bid contracts.
Employees
      At December 31, 2005 we had approximately 50,000 full-time employees, of which approximately 7,500 were employed in administrative and sales positions and the balance were in operations. Approximately 13,700 of our employees are covered by collective bargaining agreements.
Financial Assurance and Insurance Obligations

Financial Assurance
      Municipal and governmental waste service contracts generally require the contracting party to demonstrate financial responsibility for their obligations under the contract. Financial assurance is also a requirement for obtaining or retaining disposal site or transfer station operating permits. Municipal and governmental waste management contracts typically require performance bonds or bank letters of credit to secure performance. Various forms of financial assurance are also required by regulatory agencies for estimated closure, post-closure and remedial obligations at our landfills.
      We establish financial assurance in different ways including escrow accounts funded by revenues during the operational life of a facility, letters of credit, surety bonds, trust agreements, financial guarantees and insurance. The instrument decision is based on several factors; most importantly the jurisdiction, contractual requirements, market factors and availability of capacity. The surety industry shows signs of recovery and appears to be moving forward with cautious optimism. The following table summarizes the various forms and dollar amounts (in millions) of financial assurance that we had outstanding as of December 31, 2005:

Letters of credit:
Revolving credit facility	$1,459	(a)
LC and term loan agreements	295	(b)
Letter of credit facility	328	(c)
Other lines of credit	69

Total letters of credit			2,151
Surety bonds:
Issued by consolidated variable interest entity	470	(d)
Issued by consolidated subsidiary	345	(e)
Issued by affiliated entity	1,140	(f)
Issued by third party surety companies	729

Total surety bonds			2,684
Insurance policies:
Issued by consolidated subsidiary	893	(e)
Issued by affiliated entity	15	(f)

Total insurance policies			908	(g)
Funded trust and escrow accounts			205	(h)
Financial guarantees			208	(i)

Total financial assurance			$6,156

(a)	We have a five-year, $2.4 billion syndicated revolving credit facility that matures in October 2009. At December 31, 2005, we had unused and available credit capacity of $941 million under our revolving credit facility.

(b)	In June 2003, we entered into a five-year, $15 million letter of credit and term loan agreement, a seven-year, $175 million letter of credit and term loan agreement and a ten-year, $105 million letter of credit and term loan agreement, which expire in June 2008, 2010, and 2013, respectively (collectively, the “LC and term loan agreements”). At December 31, 2005, we had fully utilized the available credit capacity available under the LC and term loan agreements.

(c)	In December 2003, we entered into a five-year, $350 million letter of credit facility (the “letter of credit facility”). At December 31, 2005, we had unused and available capacity of $22 million under this letter of credit facility.

(d)	These surety bonds were provided by a variable interest entity that we began consolidating during the third quarter of 2003. See Note 19 to the Consolidated Financial Statements for discussion of this entity’s characteristics and our assessment of our interest in the entity under the provisions of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).

(e)	We use surety bonds and insurance policies issued by a wholly-owned insurance subsidiary, National Guaranty Insurance Company of Vermont, the sole business of which is to issue financial assurance to WMI and its other subsidiaries. National Guaranty Insurance Company is authorized to write up to approximately $1.3 billion in surety bonds or insurance policies for our closure and post-closure requirements and waste collection contracts.

(f)	We use surety bonds and insurance policies issued by an affiliated entity, Evergreen National Indemnity Company (“Evergreen”), that we have a non-controlling interest in and as such account for under the cost method. Our contractual agreement with Evergreen does not specifically limit the amounts of surety bonds or insurance that we may obtain, making our financial assurance under this agreement limited only by the guidelines and restrictions of the surety and insurance industries.

(g)	In certain states, we use insurance policies as a form of financial assurance for our anticipated closure and post-closure obligations.

(h)	For several of our landfills, we deposit cash into restricted trust funds or escrow accounts that have been established to settle closure, post-closure and remedial obligations. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and remedial activities; (iii) acquisitions or divestitures of landfills; and (iv) changes in the fair value of the financial instruments held in the trust fund or escrow account.

(i)	Financial guarantees are provided on behalf of our subsidiaries to municipalities, customers and regulatory authorities. They are provided primarily to support our performance of landfill closure and post-closure activities.
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

Insurance
      We also carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. Our general liability, workers’ compensation and auto insurance programs have per incident deductibles of $2.5 million, $1 million and $20,000, respectively. Effective January 1, 2006, we increased the per incident deductible for our auto insurance programs to $1 million. We do not expect the impact of any known casualty, property, environmental or other contingency to be material to our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2005 are summarized in Note 10 to the Consolidated Financial Statements.
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
      Because the major component of our business is the collection and disposal of solid waste in an environmentally sound manner, a significant amount of our capital expenditures is related, either directly or indirectly, to environmental protection measures, including compliance with federal, state or provincial and local provisions that regulate the discharge of materials into the environment. There are costs associated with siting, design, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. In connection with our acquisition, development or expansion of a disposal facility or transfer station, we must often spend considerable time, effort and money to obtain or maintain necessary required permits and approvals. There cannot be any assurances that we will be able to obtain or maintain necessary governmental approvals. Once obtained, operating permits are subject to modification, suspension or revocation by the issuing agency. Compliance with these and any future regulatory requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.
      The primary United States federal statutes affecting our business are summarized below:

•	The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), regulates handling, transporting and disposing of hazardous and non-hazardous wastes and delegates authority to states to develop programs to ensure the safe disposal of solid wastes. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations must be implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. We incur costs in complying with these standards in the ordinary course of our operations.

•	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), which is also known as Superfund, provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. CERCLA’s primary means for addressing such releases is to impose strict liability for cleanup of disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances thereto. Liability under CERCLA is not dependent on the intentional disposal of hazardous substances; it can be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of hazardous substances as the term is defined by CERCLA and other applicable statutes and regulations. Liability may include contribution for cleanup costs incurred by a defendant in a CERCLA civil action or by an entity that has previously resolved its liability to federal or state regulators in an administrative or judicially approved settlement. Liability may also include damage to publicly owned natural resources. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed or as a generator or transporter of hazardous substances disposed of at other locations.

•	The Federal Water Pollution Control Act of 1972 (the “Clean Water Act”) regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid waste disposal sites. If run-off from our operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional standards for management of storm water runoff from landfills that require landfills to obtain storm water discharge permits. In addition, if a landfill or a transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, before the development or expansion of a landfill can alter or affect “wetlands,” a permit may have to be obtained providing for mitigation or replacement wetlands. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

•	The Clean Air Act of 1970, as amended, provides for increased federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large municipal solid waste landfills and large municipal waste-to-energy facilities. Standards have also been imposed on manufacturers of transportation vehicles (including waste collection vehicles). In 1996 the EPA issued new source performance standards and emission guidelines controlling landfill gases from new and existing large landfills. The regulations impose limits on air emissions from large municipal solid waste landfills, subject most of our large municipal solid waste landfills to certain operating permitting requirements under Title V of the Clean Air Act, and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on or off-site. In general, controlling emissions involves drilling collection wells into a landfill and routing the gas to a suitable energy recovery system or combustion device. We are currently capturing and utilizing the renewable energy value of landfill gas at 95 of our solid waste landfills. In January 2003, the EPA issued additional regulations that required affected landfills to prepare, by January 2004, startup, shutdown and malfunction plans to ensure proper operation of gas collection, control and treatment systems.

The EPA has issued new source performance standards and emission guidelines for large and small municipal waste-to-energy facilities, which include stringent emission limits for various pollutants based on Maximum Achievable Control Technology (“MACT”) standards. These sources are also subject to operating permit requirements under Title V of the Clean Air Act. The Clean Air Act requires the EPA to review and revise the MACT standards applicable to municipal waste-to-energy facilities every five years.

•	The Occupational Safety and Health Act of 1970, as amended (“OSHA”), establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and

Health Administration, and various record keeping, disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. The Department of Transportation and OSHA, along with other federal agencies, have jurisdiction over certain aspects pertaining to safety, movement of hazardous materials, movement and disposal of hazardous waste and equipment standards. Various state and local agencies have jurisdiction over disposal of hazardous waste and may seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

      There are also various state or provincial and local regulations that affect our operations. Sometimes states’ regulations are stricter than comparable federal laws and regulations when not otherwise preempted by federal law. Additionally, our collection and landfill operations could be affected by legislative and regulatory measures requiring or encouraging waste reduction at the source and waste recycling.
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
      See Note 3 to the consolidated financial statements for disclosures relating to our current assessments of the impact of regulations on our current and future operations.

Item 1A.	Risk Factors.
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

      Outlined below are some of the risks that we face and that could affect our business and financial position for 2006 and beyond. However, they are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

The waste industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.
      We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists of large national waste management companies, and local and regional companies of varying sizes and financial resources. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial competitive advantages because tax revenues are available to them and tax-exempt financing is more readily available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage.
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

We cannot guarantee that we will be able to successfully implement our plans and strategies to improve margins and increase our income from operations
      We have announced several programs and strategies that we have implemented or planned to improve our margins and operating results. For example, we have implemented price increases and environmental fees and continue our fuel surcharge programs, all of which have increased our internal revenue growth. Additionally, we have announced plans to divest of under-performing assets if we cannot improve their profitability. It is possible that we may lose volumes as a result of price increases or that we may not be able to increase prices or pass on increased costs to all of our customers due to contractual restraints. Additionally, we may not be able to successfully negotiate the divestiture of under-performing operations, which could result in asset impairments or the continued operation of low margin businesses. If we are not able to fully implement our plans for any reason, many of which are out of our control, we may not see the expected improvements in our income from operations or our operating margins.

The seasonal nature of our business and changes in general and local economic conditions cause our quarterly results to fluctuate, and prior performance is not necessarily indicative of our future results.
      Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the second half of the year can actually increase our revenues in the areas affected. However, for several reasons, including significant start-up costs, such revenue often generates comparatively lower margins. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when electrical demand is generally lower, to perform scheduled maintenance at our waste-to-energy facilities.
      Our business is affected by changes in national and general economic factors that are also outside of our control, including interest rates and consumer confidence. We have $3.0 billion of debt as of December 31, 2005 that is exposed to changes in market interest rates because of the combined impact of our variable rate tax-exempt bonds and our interest rate swap agreements. Therefore, any increase in interest rates can significantly increase our expenses. Additionally, although our services are of an essential nature, a weak economy generally results in decreases in volumes of waste generated, which decreases our revenues. We also face risks related to other adverse external factors, such as the ability of our insurers to meet their commitments in a timely manner and the effect that significant claims or litigation against insurance companies may have on such ability.
      Any of the factors described above could materially adversely affect our results of operations and cash flows. Additionally, due to these and other factors, operating results in any interim period are not necessarily indicative of operating results for an entire year, and operating results for any historical period are not necessarily indicative of operating results for a future period.

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
      We generally seek to work with the authorities or other persons involved in these proceedings to resolve any issues raised. If we are not successful, the adverse outcome of one or more of these proceedings could result in, among other things, material increases in our costs or liabilities as well as material charges for asset impairments.

The waste industry is subject to extensive government regulation, and any such regulations, or new regulations, could restrict our operations or increase our costs of operations or impose additional capital expenditures.
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

•	limitations on siting and constructing new waste disposal, transfer or processing facilities or expanding existing facilities;

•	limitations, regulations or levies on collection and disposal prices, rates and volumes;

•	limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste; or

•	mandates regarding the disposal of solid waste
      Regulations affecting the siting, design and closure of landfills could require us to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently. Future changes in these regulations may require us to modify, supplement or replace equipment or facilities. The costs of complying with these regulations could be substantial.
      In order to develop, expand or operate a landfill or other waste management facility, we must have various facility permits and other governmental approvals, including those relating to zoning, environmental protection and land use. The permits and approvals are often difficult, time consuming and costly to obtain and could contain conditions that limit our operations.

Significant increases in fuel prices for any extended periods of time will increase our operating expenses and may increase our tax expense.
      The price and supply of fuel are unpredictable, and can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by OPEC and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. In the past two years, the year-over-year changes in the average quarterly fuel prices have ranged from an increase of 41% to a decrease of 2%. We need fuel to run our collection and transfer trucks and equipment used in our landfill operations, and price escalations or reductions in the supply will likely increase our operating expenses and have a negative impact on income from operations and cash flows. Additionally, as fuel prices increase, many of our vendors raise their prices as a means to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass through of the increased costs. We may initiate other programs or means to guard against the rising costs of fuel, although there can be no assurances that we will be able to do so or that such programs will be successful.
      Additionally, our current effective tax rate is estimated to be significantly lower than statutory tax rates due in part to Section 29 tax credits we realize from our landfill gas sales and investments in coal-based synthetic fuel partnerships. The ability to earn Section 29 tax credits is tied to an average benchmark oil price determined by the Internal Revenue Service, and the credits are phased out as the benchmark average price increases. Higher fuel prices or continued high fuel prices will phase out our credits and increase our effective tax rate, which will result in higher tax expense.

We have substantial financial assurance and insurance requirements, and increases in the costs of obtaining adequate financial assurance, or the inadequacy of our insurance coverages, could negatively impact our liquidity and increase our liabilities.
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
      In addition, to fulfill our financial assurance obligations with respect to environmental closure and post-closure liabilities, we generally obtain letters of credit or surety bonds, rely on insurance, including captive insurance, or fund trust and escrow accounts. We currently have in place all financial assurance instruments necessary for our operations. We do not anticipate any unmanageable difficulty in obtaining financial assurance instruments in the future. However, we are aware of recent increases in the cost of surety bonds and in the event we are unable to obtain sufficient surety bonding, letters of credit or third-party insurance coverage at reasonable cost, or one or more states cease to view captive insurance as adequate coverage, we would need to rely on other forms of financial assurance. These types of financial assurance could be more expensive to obtain, which could negatively impact our liquidity and capital resources and our ability to meet our obligations as they become due.

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
      Our recycling operations process for sale certain recyclable materials, including fibers, aluminum and glass, all of which are subject to significant price fluctuations. The majority of the recyclables that we process for sale are paper fibers, including old corrugated cardboard (“OCC”), and old newsprint (“ONP”). We enter into commodity price derivatives in an effort to mitigate some of the variability in cash flows from the sales of recyclable materials at floating prices. In the past three years, the year-over-year changes in the quarterly average market prices for OCC ranged from a decrease of as much as 37% to an increase of as much as 36%. The same comparisons for ONP have ranged from a decrease of as much as 17% to an increase of as much as 34%. These fluctuations can affect future operating income and cash flows. Additionally, our recycling operations offer rebates to suppliers, based on the market prices of commodities we purchase. Therefore, even if we experience higher revenues based on increased market prices for commodities, the rebates we pay will also increase.
      Additionally, there may be significant price fluctuations in the price of methane gas, electricity and other energy related products that are marketed and sold by our landfill gas recovery, waste-to-energy and independent power production plant operations. The marketing and sales of energy related products by our landfill gas and waste-to-energy operations are generally pursuant to long-term sales agreements. Therefore, market fluctuations do not have a significant effect on these operations in the short-term. However, revenues from our independent power production plants can be affected by price fluctuations. In the past two years, the year-over-year changes in the average quarterly electricity prices have ranged from increases of as much as 12% to decreases of as much as 4%.

The development and acceptance of alternatives to landfill disposal and waste-to-energy facilities could reduce our ability to operate at full capacity.
      Our customers are increasingly using alternatives to landfill disposal, such as recycling and composting. In addition, some state and local governments mandate recycling and waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard wastes, at landfills or waste-to-energy facilities. Although such mandates are a useful tool to protect our environment, these developments reduce the volume of waste going to landfills and waste-to-energy facilities in certain areas, which may affect our ability to operate our landfills and waste-to-energy facilities at full capacity, as well as the prices that we can charge for landfill disposal and waste-to-energy services. Our recycling operations benefit from these mandates, but those operations generally generate much lower margins than our disposal operations.

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
      We may experience problems with either the operation of our current information technology systems or the development and deployment of new information technology systems that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. We have purchased a new revenue management system and plan to begin piloting the system in the second half of 2006. We may encounter problems in the development or deployment of this system that could result in significant errors in, or disruption of, our billing processes. Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable law and regulations.

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
      We currently expect to meet our anticipated cash needs for capital expenditures, acquisitions and other cash expenditures with our cash flows from operations and, to the extent necessary, additional financings. However, materially adverse events could reduce our cash flows from operations. Our Board of Directors approved a capital allocation program that provides for up to $1.2 billion in aggregate dividend payments and share repurchases each year during 2005, 2006 and 2007 and recently announced that it expects future quarterly dividend payments to be $0.22 per share. If our cash flows from operations were negatively affected, we could be forced to reduce capital expenditures, acquisition activity, share repurchase activity or dividend declarations. In these circumstances we instead may elect to incur more indebtedness. If we made such an election, there can be no assurances that we would be able to obtain additional financings on acceptable terms. In these circumstances, we would likely use our revolving credit facility to meet our cash needs.
      Our credit facility requires us to comply with certain financial covenants. In the event our interest expense is more than expected due to higher interest rates or our ratio of debt to earnings (as determined pursuant to the terms of the credit facility) is more than expected, we may not be in compliance with the covenants. This would result in a default under our credit facility. If we were unable to obtain waivers or amendments to the credit facility, the lenders could choose to declare all outstanding borrowings immediately due and payable, which we may not be able to pay in full. Additionally, any such default could cause a default under all of our other credit agreements and debt instruments. Any such default would have a material adverse effect on our ability to operate.

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
      Our principal executive offices are in Houston, Texas, where we lease approximately 390,000 square feet under leases expiring at various times through 2010. Our operating Group offices are in Philadelphia, Pennsylvania; Chicago, Illinois; Atlanta, Georgia; Scottsdale, Arizona; Hampton, New Hampshire; and Houston, Texas. We also have field-based administrative offices in Phoenix, Arizona; Chicago, Illinois and Ontario, Canada. We own or lease real property in most locations where we have operations. We have operations in each of the fifty states other than Montana and Wyoming. We also have operations in the District of Columbia, Puerto Rico and throughout Canada.
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
      The following table summarizes our various operations at December 31 for the periods noted:

	2005	2004

Landfills:
Owned or operated through lease agreements	245	248
Operated through contractual agreements	38	38

	283	286
Transfer stations	370	371
Material recovery facilities	116	106
Secondary processing facilities	15	13
Waste-to-energy facilities	17	17
Independent power production plants	6	6

      The following table provides certain information by Group regarding the 245 landfills owned or operated through lease agreements and a count, by Group, of contracted disposal sites as of December 31, 2005:

		Total	Permitted	Likely Expansion	Contracted
	Landfills	Acreage(a)	Acreage(b)	Acreage(c)	Disposal Sites

Eastern	49	30,537	6,506	1,726	9
Midwest	73	31,281	9,237	1,045	10
Southern	82	39,258	11,956	779	12
Western	38	34,552	6,709	1,230	6
Wheelabrator	3	595	256	—	1

	245	136,223	34,664	4,780	38

a)	“Total acreage” includes permitted acreage, likely expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land owned by our landfill operations.

b)	“Permitted acreage” consists of all acreage at the landfill encompassed by an active permit to dispose of waste.

c)	“Likely expansion acreage” consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as likely expansions. A discussion of the related criteria is included within the section Critical Accounting Estimates and Assumptions included herein.

Item 3.	Legal Proceedings.
      Information regarding our legal proceedings can be found under the Litigation section of Note 10 in the Consolidated Financial Statements included in this report.

Item 4.	Submission of Matters to a Vote of Security Holders.
      We did not submit any matters to a vote of our stockholders during the fourth quarter of 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WMI.” The following table sets forth the range of the high and low per share sales prices for our common stock as reported on the NYSE:

	High	Low

2004
First Quarter	$30.61	$27.28
Second Quarter	31.00	27.60
Third Quarter	30.66	26.35
Fourth Quarter	31.42	26.03
2005
First Quarter	$30.38	$28.37
Second Quarter	30.00	27.18
Third Quarter	29.76	26.80
Fourth Quarter	31.03	26.95
2006
First Quarter (through February 15, 2006)	$33.93	$30.08

      On February 15, 2006, the closing sale price as reported on the NYSE was $33.54 per share. The number of holders of record of our common stock at February 15, 2006 was 17,426.
      In October 2004, we announced that our Board of Directors approved a capital allocation program providing for the authorization of up to $1.2 billion of stock repurchases and dividend payments annually for each of 2005, 2006 and 2007. Under this program, we declared and paid quarterly cash dividends of $0.20 per share each quarter in 2005 for a total of $449 million. During the fourth quarter of 2005, we also declared our first quarterly dividend for 2006 of $0.22 per common share, which will result in a payment of $122 million based on shares outstanding as of December 31, 2005. This dividend will be paid on March 24, 2006 to shareholders of record on March 6, 2006. In 2004, we declared and paid $0.1875 per share each quarter for a total of $432 million and in 2003 we declared and paid an annual dividend of $0.01 per share for a total of $6 million.
      In 2005, we repurchased 24.7 million shares of our common stock for $706 million. All of the repurchases were made pursuant to the capital allocation program mentioned above. The following table summarizes our fourth quarter 2005 share repurchase activity:
Issuer Purchases of Equity Securities

			Total Number of Shares	Approximate Maximum Dollar
	Total Number		Purchased as Part of	Value of Shares that May Yet
	of Shares	Average Price	Publicly Announced	be Purchased Under the Plans
Period	Purchased	Paid per Share(a)	Plans or Programs	or Programs(b)

October 1-31	2,345,500	$27.86	2,345,500	$102 million
November 1-30	1,721,000	$30.29	1,721,000	$50 million
December 1-31	175,000	$30.38	175,000	$45 million

Total	4,241,500	$28.95	4,241,500	$—

(a)	This amount represents the weighted average price paid per common share and includes a per share commission paid for all repurchases.

(b)	This disclosure is required by the SEC. For each period presented, the maximum dollar value of shares that may yet be purchased under the program has been provided as of the end of such period. As discussed above, the amount of capital available for share repurchases during 2005 was $1.2 billion, net of dividends paid. During the nine months ended September 30, 2005, we declared and paid $339 million in dividends and repurchased $583 million of our common stock. In determining the maximum dollar value of shares that may yet be purchased, we have reduced the $1.2 billion capital allocation by these amounts as well as the $110 million of dividends that we declared and paid during the fourth quarter of 2005. The “Total” amount available for repurchases under the plan is shown as zero because our capital allocation program, by its terms, provides for $1.2 billion in dividends and share repurchases in each year, which makes any unexpended portion of the $1.2 billion allocated for dividends and share repurchases in 2005 unavailable after the end of the year.
     In 2004, we repurchased 16.5 million shares of our common stock for $472 million, all of which was made pursuant to a capital allocation program approved by our Board of Directors. In 2003, we repurchased 22.1 million shares of our common stock for $577 million pursuant to a Board approved plan.

Item 6.	Selected Financial Data.
      The information below was derived from the audited Consolidated Financial Statements included in this report and in previous annual reports we filed with the SEC. This information should be read together with those Consolidated Financial Statements and the notes thereto. The adoption of new accounting pronouncements, changes in certain accounting policies and certain reclassifications impact the comparability of the financial information presented below. These historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,

	2005(a)	2004(a)	2003(a)	2002	2001(b)

	(In millions, except per share amounts)
Statement of Operations Data:
Operating revenues(c)	$13,074	$12,516	$11,648	$11,211	$11,322

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)(c)	8,631	8,228	7,591	6,949	6,666
Selling, general and administrative	1,276	1,267	1,216	1,392	1,622
Depreciation and amortization	1,361	1,336	1,265	1,222	1,371
Restructuring	28	(1)	44	38	—
Asset impairments and unusual items	68	(13)	(8)	(34)	380

	11,364	10,817	10,108	9,567	10,039

Income from operations	1,710	1,699	1,540	1,644	1,283
Other expense, net	(618)	(521)	(417)	(402)	(499)

Income before income taxes and accounting changes	1,092	1,178	1,123	1,242	784
Provision for (benefit from) income taxes	(90)	247	404	422	283

Income before accounting changes	1,182	931	719	820	501
Accounting changes, net of taxes	—	8	(89)	2	2

Net income	$1,182	$939	$630	$822	$503

Basic earnings per common share:
Income before accounting changes	$2.11	$1.62	$1.22	$1.34	$0.80
Accounting changes, net of taxes	—	0.01	(0.15)	—	—

Net income	$2.11	$1.63	$1.07	$1.34	$0.80

Diluted earnings per common share:
Income before accounting changes	$2.09	$1.60	$1.21	$1.33	$0.80
Accounting changes, net of taxes	—	0.01	(0.15)	—	—

Net income	$2.09	$1.61	$1.06	$1.33	$0.80

Cash dividends declared per common share (2005 includes $0.22 payable in 2006)	$1.02	$0.75	$0.01	$0.01	$0.01

Balance Sheet Data (at end of period):
Working capital (deficit)	$194	$(386)	$(1,015)	$(471)	$(597)
Goodwill and other intangible assets, net	5,514	5,453	5,376	5,184	5,121
Total assets	21,135	20,905	20,382	19,951	19,515
Debt, including current portion	8,687	8,566	8,511	8,293	8,224
Stockholders’ equity	6,121	5,971	5,602	5,310	5,392

(a)	For more information regarding this financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements and changes in our accounting policies on the comparability of this information, see Note 2 of the Consolidated Financial Statements and subnote c below.

(b)	During 2001, we recorded $380 million as asset impairments and unusual items, which was mainly comprised of a net charge of $374 million, for the settlement reached in connection with the stockholder class action lawsuit filed against us in July 1999 alleging violations of the federal securities laws. In the third quarter of 2003, we made the final net cash settlement payment of $377 million, which is the amount provided by the settlement agreement plus accrued interest less recoveries.

(c)	Effective January 1, 2004, we began recording all mandatory fees and taxes that create direct obligations for us as operating expenses and recording revenue when the fees and taxes are billed to our customers. In prior years, certain of these costs had been treated as pass-through costs for financial reporting purposes. In 2004, we conformed the 2003 and 2002 presentation of our revenues and expenses with this presentation by increasing both our revenue and our operating expense by $74 million for the year ended December 31, 2003 and by $69 million for the year ended December 31, 2002. We did not make conforming adjustments for 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      This section includes a discussion of our operations for the three years ended December 31, 2005. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1A, Risk Factors. The following discussion should be read in light of that disclosure and together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements.

Overview
      Waste Management is the leading provider of comprehensive waste services in North America. Throughout 2005, we continued to build a leading and trusted brand that stands for quality, reliable service, safety and environmental protection. By continuing to cultivate this reputation and focusing on quality customer service, we accomplished our main financial objectives for 2005 of strong earnings growth, margin expansion and improved cash flow. We believe that our pricing initiatives, which allowed us to grow our revenues by increasing our prices while maintaining solid volumes, were largely responsible for our improved financial performance. Significant financial achievements during the year ended December 31, 2005 include:

•	Net cash provided by operating activities increased to $2.4 billion and free cash flow increased to $1.4 billion, increases of 8% and 33%, respectively, when compared with 2004;

•	Internal revenue growth of 4.7% for the fourth quarter of 2005 and 3.7% for the full year, driven by increases in base business yield, which is the highest it has been in five years;

•	Improvements in our costs as a percentage of revenues, particularly in the second half of the year, despite margin pressure created by continued increases in the cost of fuel; and

•	$706 million in stock repurchases and $449 million of dividends paid pursuant to our capital allocation plan.
      Cash Flow — Free cash flow is a non-GAAP measure of financial performance that we include in our disclosures because we believe the production of free cash flow is an important measure of our liquidity and performance and because we believe our investors are interested in the cash we produce from non-financing activities that is available for our acquisition program, share repurchase program, scheduled debt reduction and the payment of dividends. The most comparable GAAP financial measure to free cash flow is net cash provided by operating activities. We calculate free cash flow as shown in the table below (in millions):

	Years Ended
	December 31,

	2005	2004

Net cash provided by operating activities	$2,391	$2,218
Capital expenditures	(1,180)	(1,258)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	194	96

Free cash flow	$1,405	$1,056

      The growth in our 2005 operating and free cash flow reflects the current year improvements in our operating results, particularly those contributed by our increase in revenue from price, which is discussed below.
      Internal Revenue Growth — Internal revenue growth, or IRG, is the change in our revenues from: base business yield; commodities; electricity; fuel surcharges and fees; and volumes. IRG is an important indicator of our performance as it is a measure of our ability to increase revenues from our existing operations. Our IRG for the year was 3.7% and consisted primarily of improvement in base business yield and an increase in revenues related to our fuel surcharge program. Revenue growth from yield on base business is the combined effects on our revenues from the pricing activities of our collection, transfer, disposal and waste-to-energy operations, exclusive of volume changes. Our revenue growth from base business yield includes not only price increases, but also includes (i) price decreases to retain customers; (ii) changes in average price from new and lost business; and (iii) certain average price changes related to the overall mix of services, which are due to both the types of services provided and the geographic locations where our services are provided. Our revenue growth from base business yield for 2005 was 2.7%, which is an increase of 2 percentage points from the prior year. In addition, our fuel surcharge program contributed $157 million, or 1.3%, to revenue growth in 2005 compared with $53 million, or 0.5% in 2004. The revenues generated by the program in 2005 substantially recovered the increase in our operating costs attributable to fuel.
      Margin Improvement — We use our net income as a percentage of revenues and income from operations as a percentage of revenues to gauge performance for employee incentive awards and to determine the overall efficiency and effectiveness of our operations and strategies. Our income before cumulative effect of changes in accounting principles as a percentage of revenues increased in 2005 to 9.0% from 7.4% in 2004. This increase is largely due to a tax benefit resulting from tax audit settlements. Our income from operations as a percentage of revenues decreased to 13.1% in 2005 from 13.6% in 2004 on an increase of $558 million in revenue. The decrease was caused primarily by $110 million of additional expenses in 2005 when compared with 2004 related to asset impairments and unusual items and restructuring. Excluding asset impairments and unusual items and restructuring charges for both periods, our income from operations as a percentage of revenues improved by 0.3 percentage points.
      This improvement in our income from operations as a percentage of revenues is primarily a result of our increased revenue on essentially flat volumes. We experienced a $403 million increase in our operating expenses from the prior year, but as a percentage of revenue, the measure increased by only 0.3 percentage points, to 66%, as compared with 2004. During the second half of 2005, our operating expenses as a percentage of revenue improved by 0.4 percentage points when compared with the comparable prior year period. With the increased prices of fuel and other higher variable operating costs, we believe that these are positive results brought about primarily by our focus on implementing programs to recover our own higher costs. Our selling, general and administrative expenses in 2005 increased by $9 million, but as a percentage of revenue actually decreased by 0.3 percentage points to 9.8%. We achieved our goal of reducing selling, general and administrative costs as a percentage of revenue to below 10% as a result of both our revenue growth and our restructuring to streamline our business. As a result of higher revenues on relatively flat volumes, our depreciation and amortization expense as a percentage of revenue decreased by 0.3 percentage points as compared with the prior period. Although there remains work to be done, we believe our 2005 operating margins demonstrate our pricing progress as well as our continued efforts to improve the efficiency of our operations.

Outlook for 2006
      As part of our continuing efforts to improve our operations, we have developed a program to divest under-performing and non-strategic operations. In the third quarter of 2005, we identified operations with annual gross revenues of over $400 million for potential divestiture under this program. We recently announced that we have identified additional assets, representing over $500 million in annual gross revenues, that may also be sold as part of the divestiture program. While it is too early to assess the financial impact of the divestitures, and whether there may be any material asset impairments as a result of the program, we remain confident that our “fix or seek an exit strategy” approach to any under-performing operations will benefit our financial results in the long term. Additionally, we are continuing our focus on acquisitions and other investments. We intend to make investments in those locations and lines of businesses that offer superior margins and return on capital.
      Our Company is proud of the accomplishments made in 2005. We are focused on building on the momentum that we experienced this year to continue to expand our operating margins, increase our return on invested capital and generate strong cash flows.

Basis of Presentation of Consolidated and Segment Financial Information
      As discussed in Note 2 to the Consolidated Financial Statements, the following reclassifications have been made in the accompanying financial statements to conform prior year financial information with the current period presentation.
      Cash balances — During 2004, we began making investments in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. Through December 31, 2004, we included these investments in “Cash and cash equivalents.” As a result of guidance issued in early 2005 associated with these types of securities, we determined that these investments were more appropriately classified as short-term investments, which are a component of current “Other assets” in our Consolidated Balance Sheets. Accordingly, in our accompanying Consolidated Financial Statements we have decreased our “Cash and cash equivalents” and increased our current “Other assets” by $19 million at December 31, 2004.
      Gross purchases and sales of these investments are presented within “Cash flows from investing activities” in our Statements of Cash Flows. Additionally, in our 2004 and 2003 Consolidated Statements of Cash Flows, relatively insignificant purchases and sales of other short-term investments were included on a net basis within “Cash flows from investing activities — Other.” This additional activity is now reflected within purchases and sales of short-term investments in the accompanying Consolidated Statements of Cash Flows.
      Segments — As discussed in Notes 2 and 20 to our Consolidated Financial Statements, in the third quarter of 2005, we eliminated our Canadian Group office, and the management of our Canadian operations was allocated among our Eastern, Midwest and Western Groups. We have allocated the operating results of our Canadian operations to the Eastern, Midwest and Western Groups for 2003, 2004 and the first half of 2005 to provide financial information that consistently reflects our current approach to managing our operations. This reorganization also resulted in the centralization of certain Group office functions. The administrative costs associated with these functions were included in the measurement of income from operations for our reportable segments through August 2005, when the integration of these functions with our existing centralized processes was completed. Beginning in September 2005, these administrative costs have been included in the income from operations of our Corporate organization. The reallocation of these costs has not significantly affected the operating results of our reportable segments for the periods presented.
      Certain other reclassifications have also been made in the accompanying financial statements to conform prior year information with the current period presentation. The supplementary financial information included in this section has been updated to reflect these changes.

Critical Accounting Estimates and Assumptions
      In preparing our financial statements, we make several estimates and assumptions that affect our assets, liabilities, stockholders’ equity, revenues and expenses. We must make these estimates and assumptions because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from available data or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments and self-insurance reserves and recoveries, as described below.
      Landfills — The cost estimates for final capping, closure and post-closure activities at landfills for which we have responsibility are estimated based on our interpretations of current requirements and proposed or anticipated regulatory changes. We also estimate additional costs, pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), based on the amount a third party would charge us to perform such activities even when we expect to perform these activities internally. We estimate the airspace to be consumed related to each final capping event and the timing of each final capping event and of closure and post-closure activities. Because landfill final capping, closure and post-closure obligations are measured at estimated fair value using present value techniques, changes in the estimated timing of future landfill final capping and closure and post-closure activities would have an effect on these liabilities, related assets and results of operations.

Landfill Costs — We estimate the total cost to develop each of our landfill sites to its final capacity. This estimate includes such costs as landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, and on-site road construction and other capital infrastructure costs. Additionally, landfill development includes all land purchases for landfill footprint and required landfill buffer property. The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis related to costs to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs.

Final Capping Costs — We estimate the cost for each final capping event based on the area to be finally capped and the capping materials and activities required. The estimates also consider when these costs would actually be paid and factor in inflation and discount rates. Our engineering personnel allocate final landfill capping costs to specific capping events. They then quantify the landfill capacity associated with each final capping event and the final capping costs for each event are amortized over the related capacity associated with the event as waste is disposed of at the landfill. We review these costs annually, or more often if significant facts change. Changes in estimates, such as timing or cost of construction, for final capping events where the associated capacity is fully consumed immediately impact the required liability and the corresponding asset. However, as the change in estimate relates to a fully consumed asset, the adjustment to the asset must be amortized immediately through expense.

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

Available Airspace — Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining available airspace at our landfills. The available airspace is determined by an annual survey, which is then used to compare the existing landfill topography to the final landfill topography. Once the remaining airspace is determined, an airspace utilization factor (AUF) is established to calculate the remaining capacity in tons.

The AUF is established using the measured density obtained from previous annual surveys and then adjusted to account for settlement. The amount of settlement that is forecasted will take into account several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, and anticipated access to moisture through precipitation or recirculation of landfill leachate. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

Expansion Airspace — We include currently unpermitted airspace in our estimate of available airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year, and the final expansion permit to be received within five years. Second, we must believe the success of obtaining the expansion permit is likely, considering the following criteria:

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

These criteria are initially evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. However, our policy provides that, based on the facts and circumstances of a specific landfill, if these criteria are not met, inclusion of unpermitted airspace may still be allowed. In these circumstances, inclusion must be approved through a landfill-specific review process that includes approval of the Chief Financial Officer and a review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 65 landfill sites with expansions at December 31, 2005, 16 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Thirteen of these landfills required approval by the Chief Financial Officer because legal, community or other issues could impede the expansion process. The remaining three landfills required approval primarily because the permit application processes would not meet the one or five year requirements, generally due to state-specific permitting procedures. When we include the expansion airspace in our calculations of available airspace, we also include the projected costs for development, as well as the projected asset retirement cost related to final capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

After determining the costs at our landfills, we determine the per ton rates that will be expensed through landfill amortization. We look at factors such as the waste stream, geography and rate of compaction, among others, to determine the number of tons necessary to fill the available, permitted and likely expansion airspace relating to these costs and activities. We then divide costs by the corresponding number of tons, giving us the rate per ton to expense for each activity as waste is received and deposited at the landfill. We calculate per ton amortization rates for each landfill for assets associated with each final capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually, or more often, as significant facts change.
      It is possible that actual results, including the amount of costs incurred, the timing of final capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts, could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower profitability may be experienced due to higher amortization rates, higher final capping, closure or post-closure rates, or higher expenses; or higher profitability may result if the opposite occurs. Most significantly, if our belief that we will receive an expansion permit changes adversely and it is determined that the expansion capacity should no longer be considered in calculating the recoverability of the landfill asset, we may be required to recognize an asset impairment. If it is determined that the likelihood of receiving an expansion permit has become remote, the capitalized costs related to the expansion effort are expensed immediately.
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
      Asset Impairments — Our long-lived assets, including landfills and landfill expansions, are carried on our financial statements based on their cost less accumulated depreciation or amortization. However, accounting standards require us to write down assets or groups of assets if they become impaired. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is determined by either an internally developed discounted projected cash flow analysis of the asset or asset group or an actual third-party valuation. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs.
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

Landfills — Certain of the indicators listed above require significant judgment and understanding of the waste industry when applied to landfill development or expansion projects. For example, a regulator may initially deny a landfill expansion permit application though the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace. Therefore, certain events could occur in the ordinary course of our business and not necessarily be considered indicators of impairment due to the unique nature of the waste industry.

Goodwill — At least annually, we assess whether goodwill is impaired. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of our reporting unit’s (Group’s) identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances, such as those listed above, that would indicate that, more likely than not, the book value of goodwill has been impaired.
      Self-insurance reserves and recoveries — We have retained a portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. Our liabilities associated with the exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated with the assistance of external actuaries and by factoring in pending claims and historical trends and data. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future incidents are significantly different than what we assume. Estimated insurance recoveries related to recorded liabilities are recorded as assets when we believe that the receipt of such amounts is probable.
Results of Operations
      The following table presents, for the periods indicated, the period-to-period change in dollars (in millions) and percentages for the respective statement of operations line items:

	Period-to-Period Change

	Years Ended		Years Ended
	December 31,		December 31,
	2005 vs. 2004		2004 vs. 2003

Statement of Operations:
Operating revenues	$558	4.5%	$868	7.5%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	403	4.9	637	8.4
Selling, general and administrative	9	0.7	51	4.2
Depreciation and amortization	25	1.9	71	5.6
Restructuring	29	*	(45)	*
Asset impairments and unusual items	81	*	(5)	*

	547	5.1	709	7.0

Income from operations	11	0.6	159	10.3

Other income (expense):
Interest expense, net	(80)	(20.8)	42	9.8
Equity in earnings (losses) of unconsolidated entities	(9)	(9.2)	(102)	*
Minority interest	(12)	(33.3)	(30)	*
Other, net	4	*	(14)	*

	(97)	(18.6)	(104)	(24.9)

Income before income taxes and cumulative effect of changes in accounting principles	(86)	(7.3)	55	4.9
Provision for (benefit from) income taxes	(337)	*	(157)	*

Income before cumulative effect of changes in accounting principles	$251	27.0%	$212	29.5%

*	Percentage change is not meaningful. Refer to the explanations of these items included herein for a discussion of the relationship between current year and prior year activity.

      The following table presents, for the periods indicated, the percentage relationship that the respective statement of operations line items has to operating revenues:

	Years Ended December 31,

	2005	2004	2003

Statement of Operations:
Operating revenues	100.0%	100.0%	100.0%

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	66.0	65.7	65.2
Selling, general and administrative	9.8	10.1	10.4
Depreciation and amortization	10.4	10.7	10.9
Restructuring	0.2	—	0.4
Asset impairments and unusual items	0.5	(0.1)	(0.1)

	86.9	86.4	86.8

Income from operations	13.1	13.6	13.2

Other income (expense):
Interest expense, net	(3.6)	(3.1)	(3.7)
Equity in earnings (losses) of unconsolidated entities	(0.8)	(0.8)	—
Minority interest	(0.4)	(0.3)	—
Other, net	—	—	0.1

	(4.8)	(4.2)	(3.6)

Income before income taxes and cumulative effect of changes in accounting principles	8.3	9.4	9.6
Provision for (benefit from) income taxes	(0.7)	2.0	3.4

Income before cumulative effect of changes in accounting principles	9.0%	7.4%	6.2%

Operating Revenues
      Our operating revenues in 2005 were $13.1 billion, compared with $12.5 billion in 2004 and $11.6 billion in 2003. We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Wheelabrator (which includes our waste-to-energy facilities and independent power production plants, or IPPs) and Recycling Groups. These six operating Groups are our reportable segments. Shown below (in millions) is the contribution to revenues during each year from our six operating Groups and our Other waste services:

	Years Ended December 31,

	2005	2004	2003

Eastern	$3,809	$3,744	$3,591
Midwest	3,054	2,971	2,840
Southern	3,590	3,480	3,149
Western	3,079	2,884	2,725
Wheelabrator	879	835	819
Recycling	833	745	567
Other	296	261	220
Intercompany	(2,466)	(2,404)	(2,263)

Total	$13,074	$12,516	$11,648

      Our operating revenues generally come from fees charged for our collection, disposal, transfer, Wheelabrator and recycling services. Some of the fees we charge to our customers for collection services are billed in advance; a liability for future service is recorded when we bill the customer and operating revenues are recognized as services are actually provided. Revenues from our disposal operations consist of tipping fees, which are generally based on the weight, volume and type of waste being disposed of at our disposal facilities and are normally billed monthly or semi-monthly. Fees charged at transfer stations are generally based on the volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site, and are normally billed monthly. Our Wheelabrator revenues are based on the type and volume of waste received at our waste-to-energy facilities and IPPs and fees charged for the sale of energy and steam. Recycling revenue, which is generated by our Recycling Group as well as our four geographic operating Groups, generally consists of the sale of recyclable commodities to third parties and tipping fees. Intercompany revenues between our operations have been eliminated in the consolidated financial statements.
      The mix of operating revenues from our different services is reflected in the table below (in millions):

	Years Ended December 31,

	2005	2004	2003

Collection	$8,633	$8,318	$7,782
Landfill	3,089	3,004	2,834
Transfer	1,756	1,680	1,582
Wheelabrator	879	835	819
Recycling and other	1,183	1,083	894
Intercompany	(2,466)	(2,404)	(2,263)

Total	$13,074	$12,516	$11,648

      The following table provides details associated with the period-to-period change in revenues (in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period		Period-to-Period
	Change for		Change for
	2005 vs. 2004		2004 vs. 2003

Average yield:
Base business	$336	2.7%	$85	0.7%
Commodity	(38)	(0.3)	143	1.2
Electricity (IPPs)	4	—	2	—
Fuel surcharges and fees	161	1.3	53	0.5

Total	463	3.7	283	2.4
Volume	3	—	340	3.0

Internal growth	466	3.7	623	5.4
Acquisitions	112	0.9	233	2.0
Divestitures	(62)	(0.5)	(27)	(0.2)
Foreign currency translation	42	0.3	39	0.3

	$558	4.4%	$868	7.5%

      Base Business — In 2005, base business yield improvements were driven by our collection operations, where we experienced substantial revenue growth in every geographic operating group. The significant base business yield improvements in the collection line of business are primarily the result of our continued focus on pricing initiatives as a means of increasing our margins, cash flows and return on capital and, to a lesser extent, the adoption of a 1% environmental cost recovery fee, which increased revenues by $33 million during 2005. Our transfer business in the East and municipal solid waste landfill disposal operations in the South have also provided significant revenue growth from base business yield improvements throughout the year.
      During the second half of 2005, we received substantial yield contributions to revenues from our waste-to-energy facilities. These revenue improvements were largely due to significant increases in the rates charged for electricity under our long-term contracts with electric utilities. These rates are generally indexed to natural gas prices, which increased significantly in 2005 as a result of hurricane related production disruptions, increased demand and increases in crude oil prices.
      The 2005 revenue improvements attributable to yield have been partially offset by a general decline in yield in special waste landfill disposal operations, noted principally in our Midwest and Southern Groups.
      In 2004, base business yield improvements contributed to increased revenues in our collection, transfer and waste-to-energy operations. In our collection business, the most substantial yield improvements during 2004 were in our industrial and residential operations, where nearly all of our operating groups experienced base business pricing improvements. Although the change in yield provided by our collection operations throughout 2004 was positive, it was affected by increased price competition, particularly in the Midwest, and the unfavorable impact of lower priced recycling and yard waste service programs in the South. The base business yield improvements in our transfer business throughout 2004 were almost exclusively attributable to the Eastern portion of the United States.
      Base business yield increases during 2004 were partially offset by average yield declines in our landfill operations. This decline was primarily the net result of the continued impact of lower pricing for special waste, particularly in the South and Midwest, which was partially offset by increased pricing for municipal solid waste disposal.
      Commodity — Our revenues in 2005 declined due to price decreases in recycling commodities. Average prices for old corrugated cardboard dropped by 8% during the year, from $85 per ton in 2004 to $78 per ton in 2005. Average prices for old newsprint were also down by about 3%, from $86 per ton in 2004 to $83 per ton in 2005. Conversely, our revenues in 2004 were positively affected by price increases in all of the recycling commodities that we process.

      A significant portion of revenues attributable to commodities is rebated to our suppliers of recyclable materials. Accordingly, changes in our revenues due to fluctuations in commodity prices have a corresponding impact on our cost of goods sold.
      Fuel surcharges and fees — Fuel surcharges increased revenues year-over-year by $157 million for the year ended December 31, 2005 and $53 million for the year ended December 31, 2004 due to our continued effort to pass on higher fuel costs to our customers through fuel surcharges. The substantial current year increases in revenue provided by our fuel surcharge program can generally be attributed to (i) increases in market prices for fuel; (ii) an increase in the number of customers who participate in our fuel surcharge program; and (iii) the revision of our fuel surcharge program at the beginning of the third quarter of 2005 to incorporate the indirect fuel cost increases passed on to us by subcontracted haulers and vendors. During the year ended December 31, 2005, increased operating costs due to higher diesel fuel prices, which are included within both Operating Expenses — Subcontractor Costs and Operating Expenses — Fuel, were substantially recovered by our fuel surcharge program.
      Volume — Volume-related revenues are relatively flat when comparing 2005 with 2004. This is generally because of the combined impacts of (i) a decline in revenues associated with hurricanes; (ii) increases in recycling and landfill disposal volumes; and (iii) lower revenue from residential, commercial and industrial collection volumes, particularly in the East and Midwest, which can generally be attributed to our focus on improving our margins by increasing yield.
      Our volume-related revenues generated from hurricane related services were $56 million for the year ended December 31, 2005 as compared with $115 million for the year ended December 31, 2004. The $59 million decline was partially due to the temporary suspension of certain of our operations in the Gulf Coast region during 2005 as a result of the severe destruction caused by Hurricane Katrina. In addition, much of our 2004 hurricane related revenues were associated with subcontracted services, which generated comparatively lower margins. In 2005, we generally elected not to undertake hurricane related projects for which we could not support the required services with internal resources.
      When excluding the impacts of the hurricanes, revenue due to volume increased $62 million, or 0.5% during 2005. Current year volume-related revenue increases have largely been due to (i) increased recycling volumes provided by several new brokerage contracts; (ii) increased landfill disposal volumes in the Midwest, West and South; (iii) increased transfer station volumes in the West and the South; and (iv) increased residential collection volumes in the West. Also included as a component of volume-related revenue growth is revenue generated from our construction of an integrated waste facility on behalf of a municipality in our Midwest Group. The revenue generated by this project was low margin and largely offset by a corresponding increase in cost of goods sold.
      These revenue increases were largely offset by volume declines experienced in each line of business in the Eastern portion of the United States and significant volume declines in our collection business in the Midwest. We believe volume declines in our collection and transfer businesses in the East and Midwest can generally be attributed to our focus on improving base business yield and the price competition typical in these regions.
      During 2004, we experienced significant volume-related revenue increases in our collection and landfill businesses. A substantial portion of volume-related revenue growth was due to the volume increases experienced in industrial collection operations for each of our operating Groups. In the Southern and Western portions of the United States, our residential collection, transfer, construction and demolition disposal and special waste landfill disposal operations also made substantial contributions to revenue growth throughout 2004.
      Acquisitions and divestitures — During the year ended December 31, 2005, acquisitions contributed $112 million of additional revenues offset by a decline in revenue of $62 million during the year as a result of divestitures. We expect the decrease in revenues attributable to divestitures to increase in future periods as a result of our plan to divest under-performing or non-strategic operations.
      In 2004, the increase in revenues due to acquisitions was largely related to the full year impact of our acquisition of collection assets from Allied Waste Industries, Inc. in the third and fourth quarters of 2003. Other acquisitions of recycling, transfer and waste-to-energy businesses consummated subsequent to the third quarter of 2003 also provided increases in revenues during 2004.

Operating Expenses (Exclusive of Depreciation and Amortization Shown Below)
      Our operating expenses include (i) labor and related benefits (excluding labor costs associated with maintenance and repairs included below), which include salaries and wages, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third party disposal facilities and transfer stations; (iii) maintenance and repairs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport our waste to disposal facilities; (v) costs of goods sold, which are primarily the rebates paid to suppliers associated with recycling commodities; (vi) fuel costs, which represent the costs of fuel and oil to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees and royalties; (viii) landfill operating costs, which include landfill remediation costs, leachate and methane collection and treatment, other landfill site costs and interest accretion on asset retirement obligations; (ix) risk management costs, which include workers’ compensation and insurance and claim costs and (x) other operating costs, which include, among other costs, equipment and facility rent and property taxes.
      The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the year ended December 31 for the respective periods (in millions):

		Period-to-Period			Period-to-Period
	2005	Change		2004	Change		2003

Labor and related benefits	$2,471	$84	3.5%	$2,387	$129	5.7%	$2,258
Transfer and disposal costs	1,270	(19)	(1.5)	1,289	101	8.5	1,188
Maintenance and repairs	1,135	35	3.2	1,100	30	2.8	1,070
Subcontractor costs	937	26	2.9	911	190	26.4	721
Cost of goods sold	645	49	8.2	596	122	25.7	474
Fuel	532	131	32.7	401	79	24.5	322
Disposal and franchise fees and taxes	642	22	3.5	620	20	3.3	600
Landfill operating costs	233	14	6.4	219	22	11.2	197
Risk management	312	(7)	(2.2)	319	—	—	319
Other	454	68	17.6	386	(56)	(12.7)	442

	$8,631	$403	4.9%	$8,228	$637	8.4%	$7,591

      Labor and related benefits — When comparing 2005 with 2004, these costs have increased due to (i) salary and wage increases as a result of annual merit increases; (ii) a general increase in employee health care and benefit costs; (iii) an increase in the costs attributable to contract labor used at our material recovery facilities due to acquisitions; and (iv) increased payroll taxes. In 2004, the year-over-year increase in costs was generally due to higher salary costs and higher hourly wage and overtime costs.
      For purposes of the above disclosure, the presentation of prior years has been conformed to our current year presentation that excludes labor costs related to fleet and container maintenance facilities as well as workers’ compensation costs. Labor costs attributable principally to our fleet and container maintenance facilities of $395 million for 2004 and $376 million for 2003 have been reclassified as a component of the caption “Maintenance and repairs,” and workers’ compensation costs of $131 million for 2004 and $139 million for 2003 have been included as a component of the caption “Risk management.”
      Transfer and disposal costs — In 2005, the costs incurred by our collection operations to dispose of waste at third party transfer stations or landfills declined due to our focus on improving internalization. These costs significantly increased in 2004 as compared with 2003 due principally to volume increases from both general operating activities and acquisitions.
      Maintenance and repairs — Increases in these costs are attributable to (i) higher parts and supplies costs, which were driven by changes in the scope of maintenance projects at our waste-to-energy facilities and increased volumes in our Southern and Western Groups; (ii) increases in the cost of lubes and oils; and (iii) increases in the labor costs associated with our maintenance and repairs.
      Subcontractor costs — Throughout 2005 and 2004 we have experienced increases in subcontractor costs due to higher diesel fuel prices, which drive the fuel surcharges we pay to third party subcontractors. Subcontractor cost increases attributable to higher fuel costs were significantly offset by the revenue generated from our fuel surcharge program, which is reflected as fuel yield increases within Operating Revenues.
      Additionally, in 2005 we incurred additional transportation costs due to increased volumes in subcontracted work, particularly in our National Accounts organization and Western Group. The current year cost increases were partially offset by a year-over-year decline in the utilization of subcontractors to assist in providing hurricane related services.
      In addition to the significant increase in subcontractor costs related to hurricane-related services during 2004, we also experienced increases due to (i) the impact of acquisitions; (ii) increased third-party transportation costs in our Western Group due to the service requirements of certain event work; and (iii) additional transportation costs in our Eastern Group due to capacity constraints at some of our landfills.
      Cost of goods sold — These costs are primarily for rebates paid to our suppliers, which are driven by the market prices of recyclable commodities. In 2005, we experienced lower market prices for recyclable commodities than in prior years. This decrease in pricing was more than offset by increased recycling volumes in 2005 due to several new brokerage contracts and recent acquisitions. In 2005, the increase in cost of goods sold was also partially due to costs incurred to construct an integrated waste facility for a municipality in the Midwest Group. The increase in 2004 over 2003 is directly related to the year-over-year increase in market prices of recyclable commodities.
      Fuel — We experienced an average increase of $0.59 per gallon for 2005 as compared with 2004 and in 2004 we experienced an average increase of $0.30 per gallon for 2004 over 2003. While we recover a significant portion of the cost increases incurred as a result of higher fuel prices through our fuel surcharge program, increased fuel costs continue to negatively affect our operating margins. Revenues generated by our fuel surcharge program are reflected as fuel yield increases within Operating Revenues.
      Disposal and franchise fees and taxes — These cost increases are the result of increased volumes and increased rates for mandated fees and taxes. Certain of these cost increases are passed through to our customers, and have been reflected as fee yield increases within Operating Revenues.
      Landfill operating costs — These cost increases have generally been related to higher site maintenance, leachate collection, monitoring and testing, and closure and post-closure expenses.
      Risk management — Over the last two years, we have been successful in maintaining these costs at a consistent level largely due to reduced workers’ compensation costs, which can partially be attributed to our continued focus on safety and reduced accident and injury rates.
      Other operating expenses — The increase in these costs since 2004 can be attributed to (i) Hurricane Katrina related support costs, particularly in Louisiana, where we built Camp Waste Management to house and feed hundreds of our employees who worked in the New Orleans area to help with the cleanup efforts; (ii) a year-over-year decrease in the realization of gains on sales of assets; (iii) costs incurred during 2005 attributable to labor strikes in New Jersey and Canada; and (iv) an increase in costs generated by a surety bonding company we have consolidated since the third quarter of 2003 under the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).
      The primary reason for the decrease during 2004 as compared with 2003 is the December 31, 2003 consolidation of two special purpose type variable interest entities, from which we lease three waste-to-energy facilities. The consolidation of these entities is as a result of our FIN 46 implementation. Prior to the consolidation of these entities, we accounted for these arrangements as operating leases. The consolidation of these entities, therefore, resulted in a decline in rental expense in 2004, which was mostly offset by increases in depreciation, interest expense and minority interest expense.

Selling, General and Administrative
      Our selling, general and administrative expenses consist of (i) labor costs, which include salaries, related insurance and benefits, contract labor, payroll taxes and equity-based compensation; (ii) professional fees, which include fees for consulting, legal, audit and tax services; (iii) provision for bad debts, which includes allowances for uncollectible customer accounts and collection fees; and (iv) other general and administrative expenses, which include, among other costs, facility-related expenses, voice and data telecommunications, advertising, travel and entertainment, rentals, postage and printing.
      The following table summarizes the major components of our selling, general and administrative costs for the year ended December 31 for the respective periods (in millions):

		Period-to-Period			Period-to-Period
	2005	Change		2004	Change		2003

Labor and related benefits	$757	$16	2.2%	$741	$15	2.1%	$726
Professional fees	152	(17)	(10.1)	169	18	11.9	151
Provision for bad debts	52	4	8.3	48	2	4.3	46
Other	315	6	1.9	309	16	5.5	293

	$1,276	$9	0.7%	$1,267	$51	4.2%	$1,216

      Labor and related benefits — Throughout 2005 we experienced increases in (i) non-cash compensation costs associated with recent changes in equity-based compensation provided for by our long-term incentive plan and (ii) group insurance costs largely due to general health care cost increases. In both 2005 and 2004, these costs increased year-over-year due to higher salaries and hourly wages driven by annual merit raises as well as higher bonus expense due to the overall improvement in our performance on a year-over-year basis. Also contributing to the increase in labor costs in 2004 when compared with 2003 was an increase in commissions paid to our sales personnel. Declines in our use of contract labor, particularly for Corporate support functions, partially offset these cost increases for both 2005 and 2004. Additionally, during the second half of 2005 we began to realize the benefits of our July 2005 reorganization, which simplified our management structure to increase the accountability and responsibility of our Market Areas. Our ability to streamline our organization in this manner can be attributed to our continued focus on creating efficiencies with our key personnel. Our 2005 and 2003 restructurings have been a result of identifying the most effective utilization of our resources, and are discussed in the Restructuring section below.
      Professional fees — In 2004, we experienced an increase in professional fees as a result of higher litigation and defense costs as well as consulting fees that were largely due to our implementation of Section 404 of the Sarbanes-Oxley Act of 2002. The decline in our litigation and defense costs in the current year is due to several cases winding down and either being settled or moving into the settlement stages. Consulting costs associated with Sarbanes-Oxley compliance have also decreased as we move from the implementation phase to continued monitoring and testing. In 2005, an increase in consulting fees related to our pricing initiatives and an increase in our computer support costs have partially offset these reductions.
      Provision for bad debts — As a percentage of revenue, these costs have continued to decline largely due to improved collection efforts. The increase in these costs in 2005 was generally attributable to a year-over-year increase in third-party collection costs.
      Other selling, general and administrative costs — Although we did not see a significant fluctuation in these costs when comparing 2005 with 2004, increased sales and marketing costs related to our national advertising campaign did result in a notable increase in these expenses in the current year. The recognition of favorable settlements for legal disputes during 2003 drove the increase in these costs from 2003 to 2004.

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
      Depreciation and amortization expense increased by $25 million during the year ended December 31, 2005. This increase is largely attributable to a $21 million charge to landfill amortization recorded to adjust the amortization periods of nine of our landfills. These adjustments reflect cumulative corrections resulting from reducing the amortization periods of the landfills and were necessary to align the lives of the landfills for amortization purposes with the terms of the underlying contractual agreements supporting their operations. We determined that the impact of these adjustments was not material to 2005 or prior periods’ results of operations.
      Our 2005 landfill airspace and landfill asset retirement cost amortization also increased when compared with 2004 as a result of the comparative impact of landfill amortization reductions recorded in each year for changes in estimates related to our final capping, closure and post closure obligations. During the years ended December 31, 2005 and 2004, landfill amortization expense was reduced by $12 million and $20 million, respectively, with the majority of the reduced expense resulting from revised estimates associated with final capping changes. Similar adjustments did not significantly affect our landfill amortization expense in 2003.
      Depreciation and amortization expense increased by $71 million during the year ended December 31, 2004 as compared with 2003. The increase in depreciation and amortization in 2004 was primarily related to (i) an increase in our landfill amortization rate, net of the adjustment related to our landfill retirement costs, of $0.19 per ton, and, to a lesser extent, an increase in landfill airspace amortization due to higher volumes; (ii) increased information technology depreciation expense recognized as a result of placing additional enterprise-wide software systems into service during the latter half of 2003; and (iii) increased depreciation expense for our Wheelabrator Group as a result of consolidating two variable interest entities.

Restructuring
      Management continuously reviews our organization to determine if we are operating under the most advantageous structure. These reviews have highlighted efficiencies and cost savings we could capture by restructuring. The most significant cost savings we have obtained through our restructurings have been attributable to the labor and related benefits component of our “Selling, general and administrative” expenses. The following summarizes the organizational changes that have occurred during the last three years to reach our current structure.
      In February 2003, we reduced the number of market areas that make up our geographic operating Groups and reduced certain overhead positions to streamline our organization. As a result, we incurred $20 million in one-time employee severance and benefit costs. The operational efficiencies provided by the February 2003 organizational changes enabled us to further reduce our workforce in June 2003. We recorded an additional $24 million of pre-tax charges for employee severance and benefit costs associated with this workforce reduction during 2003. In 2004, we recorded a $1 million credit to reduce our accrual for severance costs associated with the 2003 workforce reductions.
      During the third quarter of 2005, we reorganized and simplified our organizational structure by eliminating certain support functions performed at the Group or Corporate office. We also eliminated the Canadian Group office, which reduced the number of our operating groups from seven to six. This reorganization has reduced costs at the Group and Corporate offices and increased the accountability of our Market Areas. We recorded $28 million of pre-tax charges for costs associated with the implementation of the new structure, principally for employee severance and benefit costs.

Asset Impairments and Unusual Items
      The following table summarizes the major components of “Asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended
	December 31,

	2005	2004	2003

Asset impairments	$116	$17	$5
Net gains on divestitures	(79)	(12)	(13)
Other	31	(18)	—

	$68	$(13)	$(8)

      The significant transactions and events resulting in asset impairments, net gains on divestitures and other financial statement impacts within “Asset impairments and unusual items” in our Consolidated Statements of Operations during the three years ended December 31, 2005 are discussed below:
      Year Ended December 31, 2005
      Asset impairments — During the second quarter of 2005, we recorded a $35 million charge for the impairment of the Pottstown Landfill located in West Pottsgrove Township, Pennsylvania. We determined that an impairment was necessary after the Pennsylvania Environmental Hearing Board upheld a denial by the Pennsylvania Department of Environmental Protection of a permit application for a vertical expansion at the landfill. After the denial was upheld, the Company reviewed the options available at the Pottstown Landfill and the likelihood of the possible outcomes of those options. After such evaluation and considering the length of time required for the appeal process and the permit application review, we decided not to pursue an appeal of the permit denial. This decision was primarily due to the expected impact of the permitting delays, which would hinder our ability to fully utilize the expansion airspace before the landfill’s required closure in 2010. We continued to operate the Pottstown Landfill using existing permitted airspace through the landfill’s permit expiration date of October 2005. The Pottstown Landfill had not been a significant contributor to our recent earnings nor do we expect the expansion denial to have a material adverse effect on our future results of operations or cash flows.
      Through June 30, 2005, our “Property and equipment” had included approximately $80 million of accumulated costs associated with a revenue management system. Approximately $59 million of these costs were specifically associated with the purchase of the software along with efforts required to develop and configure that software for our use, while the remaining costs were associated with the general efforts of integrating a revenue management system with our existing applications and hardware. The development efforts associated with our revenue management system were suspended in 2003. Since that time, there have been changes in the viable software alternatives available to address our current needs. During the third quarter of 2005, we concluded our assessment of potential revenue management system options. As a result, we entered into agreements with a new software vendor for the license, implementation and maintenance of certain of its applications software, including waste and recycling functionality. We believe that these newly licensed applications, when fully implemented, will provide substantially better capabilities and functionality than the software we were developing. Our plan to implement this newly licensed software resulted in a $59 million charge in the third quarter of 2005 for the software that had been under development and capitalized costs associated with the development efforts specific to that software.
      During the fourth quarter of 2005, we recognized an $18 million charge for asset impairments. This charge was primarily attributable to the impairment of a landfill in our Eastern Group, as a result of a change in our expectations for future expansions, and the impairment of capitalized software costs related to two applications we decided not to develop further.
      Net gains on divestitures — During the first quarter of 2005, we recognized a $39 million gain as a result of the divestiture of a landfill in Ontario, Canada, which was required as a result of a Divestiture Order from the Canadian Competition Bureau. During the remainder of 2005, we recognized a total of $40 million in gains as a result of the divestiture of operations. With the exception of our divestiture of the Ontario, Canada landfill, our divestitures during 2005 were generally part of our plan to review under-performing or non-strategic operations and to either improve their performance or dispose of the operations.
      Total proceeds from divestitures completed during the year ended December 31, 2005 were $172 million, of which $140 million was received in cash, $23 million was in the form of a note receivable and $9 million was in the form of non-monetary assets. We do not believe that these divestitures are material either individually or in the aggregate and we do not expect these divestitures to materially affect our consolidated financial position or future results of operations or cash flows.
      Other — During the first quarter of 2005, we recognized a charge of approximately $16 million for the impact of a litigation settlement reached with a group of stockholders that opted not to participate in the 2000 settlement of the securities class action lawsuit against us related to 1998 and 1999 activity. During the third quarter of 2005, we settled our ongoing defense costs and any future indemnity obligations for four former officers of WM Holdings related to legacy litigation brought by the SEC against such former officers. As a result, we recorded a $26.8 million charge for the funding of the court ordered distribution to our shareholders for the former officers’ settlement of the litigation. As discussed in Note 10 to our Consolidated Financial Statements, this settlement agreement resulted in a distribution of $27.5 million to WMI shareholders of record as of August 25, 2005.
      These charges were partially offset by the recognition of a $12 million net benefit recorded during the year ended December 31, 2005, which was primarily for adjustments to our receivables and estimated obligations for non-solid waste operations divested in 1999 and 2000.
      Year Ended December 31, 2004
      For 2004, the significant items included within “Asset impairments and unusual items” were (i) $17 million in impairment losses primarily due to the impairment of certain landfill assets and software development costs; (ii) $12 million in gains on divestitures that primarily related to certain Port-O-Let® operations; and (iii) $18 million in miscellaneous net gains, which were primarily for adjustments to our estimated obligations associated with non-solid waste services, which were divested in 1999 and 2000.
      Year Ended December 31, 2003
      For 2003, the significant items included within “Asset impairments and unusual items” were $5 million in impairment losses primarily due to the impairment of certain landfill assets and $13 million in gains on divestitures that primarily related to divested operations in the Western Group.

Income From Operations by Reportable Segment
      The following table summarizes income from operations by reportable segment for the year ended December 31 for each respective period and provides explanations of factors contributing to the significant changes in our segments’ operating results (in millions):

		Period-to-Period			Period-to-Period
	2005	Change		2004	Change		2003

Eastern	$361	$3	0.8%	$358	$23	6.9%	$335
Midwest	426	40	10.4	386	11	2.9	375
Southern	699	34	5.1	665	63	10.5	602
Western	471	56	13.5	415	19	4.8	396
Wheelabrator	305	22	7.8	283	54	23.6	229
Recycling	15	(10)	(40.0)	25	32	457.1	(7)
Other	3	15	125.0	(12)	8	40.0	(20)
Corporate	(570)	(149)	(35.4)	(421)	(51)	(13.8)	(370)

Total	$1,710	$11	0.6%	$1,699	$159	10.3%	$1,540

      Eastern — Operating income was relatively flat when comparing 2005 with 2004. Current year operating income has been favorably affected by base business yield improvement, particularly in the collection and transfer lines of business and recent tuck-in acquisitions. These operational improvements were offset by (i) the recognition of a net charge of $44 million to “Asset impairments and unusual items,” which was driven by the impairment of the Pottstown Landfill, and (ii) additional operating costs of $9 million attributable to a seven-week labor strike in New Jersey in the first quarter of 2005. In addition, our focus on improving base business yield has resulted in partially offsetting volume declines during 2005, which reflects the competitive nature of the region and our decision to concentrate on higher margin revenues.
      The improvement in operating income from 2003 to 2004 was driven primarily by (i) revenue growth due to increased average yield across all major lines of business, partially offset by volume declines in transfer, residential collection and landfill operations throughout the year; (ii) higher operating expenses incurred in 2003 as compared with 2004 due to the first quarter’s harsh weather conditions; and (iii) acquisitions. These earnings improvements were partially offset by increased costs for labor and the transportation of waste, higher landfill amortization rates and the impairment of a landfill.
      Midwest — The current year increase in income from operations was primarily due to revenue growth associated with increased base business yield for the collection line of business, which was driven principally by residential collection operations. Also positively affecting results compared with the prior year was a decline in landfill amortization expense generally as a result of changes in certain estimates related to our final capping, closure and post-closure obligations. However, our focus on improving base business yield has resulted in partially offsetting volume declines during 2005.
      Operating income between 2003 and 2004 was relatively flat. The slight increase in operating income in 2004 can largely be attributed to higher operating expenses incurred in the first quarter of 2003 due to harsh winter weather conditions.
      Southern — Strong internal revenue growth contributed significantly to the increase in income from operations during 2005. The most significant revenue growth was associated with base business yield improvements in the collection line of business and volume-related revenue growth in the transfer and landfill disposal lines of business. In addition, $13 million of the increase in income from operations was attributable to gains recognized on the divestiture of operations during 2005. These increases were partially offset by (i) a decline in earnings related to hurricanes, largely due to the temporary suspension of operations in the areas affected by Hurricane Katrina; (ii) the effects of higher landfill amortization costs, generally due to reductions in landfill amortization periods to align the lives of the landfills for amortization purposes with the terms of the underlying contractual agreements supporting their operations; (iii) higher landfill amortization expense as a result of changes in certain estimates related to our final capping, closure and post-closure obligations; and (iv) increases in salaries and wages.
      Operating income in 2004 was favorably affected by (i) positive internal revenue growth, largely due to volume increases in higher margin landfill operations; (ii) acquisitions; (iii) increased revenue during the second half of 2004 as a result of the hurricanes in the region during the third quarter; (iv) favorable landfill capping adjustments in the fourth quarter of 2004, largely offset by higher landfill amortization rates utilized throughout 2004; and (v) various operating and administrative cost reductions. These improvements were partially offset by a charge to “Asset impairments and unusual items” for the write-off of a terminated landfill development project during the fourth quarter of 2004.
      Western — The significant increase in income from operations in 2005 can partially be attributed to internal revenue growth, which was driven by yield improvements in commercial and industrial collection operations and volume growth in residential collection and transfer operations. In addition, during 2005, we recognized $24 million of gains associated with the divestiture of operations, an increase of approximately $14 million from 2004. These earnings improvements were partially offset by increased costs, particularly for labor and related benefits.
      The increase in operating income between 2003 and 2004 was primarily attributable to revenue growth, which was largely due to increased volumes in industrial and residential collection and transfer operations and average yield improvements in our commercial and residential collection operations. These gains were partially offset by (i) increased labor costs; (ii) higher fuel costs not passed on to customers; and (iii) increases in third party transportation and other subcontractor costs.
      Wheelabrator — The electric rates we charge to our customers at our waste-to-energy facilities increased significantly during the latter portion of 2005 as a result of higher market prices for natural gas, which increased significantly as a result of hurricane-related production disruptions, increased demand and increases in crude oil prices. This increase in rates was the principal reason for the current year increase in Wheelabrator’s income from operations. The favorable impact of market prices for natural gas was partially offset by higher costs of goods sold and higher repair and maintenance costs due to the scope and timing of work performed in 2005 as compared with 2004.
      The increase in 2004 operating income was due in large part to (i) positive internal revenue growth driven by improved electricity pricing and average yield improvements on long-term disposal contracts and (ii) the consolidation of two special purpose variable interest entities on December 31, 2003, which increased income from operations as a result of decreased operating costs, partially offset by increases in depreciation expense (the impact of the consolidation of these entities on income before income taxes is significantly reduced by increases in interest expense and minority interest expense). Wheelabrator’s 2003 operating results were favorably affected by an $11 million gain realized as a result of a legal settlement, which also significantly affected their trended income from operations for the years presented.
      Recycling — The decrease in income from operations in our Recycling Group during 2005 when compared with the prior year can generally be attributed to (i) an increase in the rebates paid to our suppliers as a result of increased competition; (ii) costs related to the deployment of new software; and (iii) higher subcontractor costs primarily related to increased distances traveled by third-party truckers.
      The comparability of operating results for the Recycling Group for all of the periods presented above has been affected by variances in the market prices for recyclable commodities. During the three years ended December 31, 2005, year-over-year changes in the quarterly average market prices of OCC and ONP have ranged from a decrease of as much as 37% to an increase of as much as 36%. In 2004, our operating revenues were favorably affected by significantly higher market prices for these commodities. Improvements in the market prices for recycable commodities provide marginal increases to our income from operations because a substantial portion of changes in market prices are generally passed on as rebates to our suppliers.
      Other — The increase in income from operations from prior years is due to a pre-tax gain of $39 million resulting from the divestiture of one of our landfills in Ontario, Canada during the first quarter of 2005. This impact is included in “Asset impairments and unusual items” within our Consolidated Statement of Operations. As this landfill had been divested at the time of our 2005 reorganization, historical financial information associated with its operations has not been allocated to our remaining reportable segments. Accordingly, these impacts have been included in Other. Partially offsetting this gain are certain year-end adjustments related to the reportable segments that are not included in the measure of segment income from operations used to assess their performance for the periods disclosed.
      Corporate — The higher expenses in the current year were driven primarily by impairment charges of $68 million associated with capitalized software costs and $31 million of net charges associated with various legal and divestiture matters. These items are discussed in the Asset Impairments and Unusual Items section above. Also contributing to the increase in expenses during 2005 were (i) an increase in non-cash employee compensation costs associated with current year changes in equity-based compensation; (ii) increases in employee health care costs; (iii) salary and wage increases attributable to annual merit raises; (iv) increased sales and marketing costs attributed to a national advertising campaign and consulting fees related to our pricing initiatives; and (v) costs at Corporate associated with our July 2005 restructuring charge and organizational changes, which were partially offset by associated savings at Corporate.
      Higher professional fees contributed to the increase in 2004 expenses as compared with 2003.

Other Components of Income Before Cumulative Effect of Changes in Accounting Principles
      The following summarizes the other major components of our income before cumulative effect of changes in accounting principles for the year ended December 31 for each respective period (in millions):

		Period-to-			Period-to-
	2005	Period Change		2004	Period Change		2003

Interest expense, net	$465	$80	20.8%	$385	$(42)	9.8%	$427
Equity in losses (earnings) of unconsolidated entities	107	9	9.2	98	102	*	(4)
Minority interest	48	12	*	36	30	*	6
Other, net	(2)	(4)	*	2	14	*	(12)
Provision for (benefit from) income taxes	(90)	(337)	*	247	(157)	*	404

*	Percentage change not meaningful. Refer to the explanations of these items below for a discussion of the relationship between current year and prior year activity.

Interest Expense, net
      Net interest expense increased by $80 million from 2004 to 2005 due to a $41 million increase in interest expense and a $39 million decline in interest income. The increase in interest expense in 2005 is generally related to a decline in the benefit of our interest rate swaps. For all periods, we have experienced a positive impact to interest expense as a result of our interest rate derivative contracts, which we use to manage our exposure to changes in market interest rates. The combined benefit of active and terminated interest rate swap agreements resulted in net interest expense reductions of $39 million for 2005, $90 million for 2004 and $96 million for 2003. The significant decline in the benefit recognized as a result of our interest rate swap agreements in 2005 is largely attributable to the increase in short-term market interest rates. Our periodic interest obligations under our interest rate swap agreements are based on a spread from the three-month LIBOR, which has increased from 2.56% at December 31, 2004 to 4.54% at December 31, 2005.
      Included in the $39 million in net reductions to interest expense realized in 2005 for terminated and active interest rate swap agreements is $42 million related to the amortization of terminated swaps. Our terminated interest rate swaps are expected to reduce interest expense by $41 million in 2006, $37 million in 2007 and $33 million in 2008.
      The current year decrease in interest income is due primarily to interest income of $46 million realized during 2004 on tax refunds received from the IRS for the settlement of several federal audits. The comparability of net interest expense for 2004 and 2003 was also significantly affected by this increase in interest income in 2004.

Equity in Losses (Earnings) of Unconsolidated Entities
      In the first and second quarters of 2004, we acquired an equity interest in two coal-based synthetic fuel production facilities. Our equity interest in these facilities drives our equity in net losses of unconsolidated entities. The year-over-year increase in these losses is due to the timing of our initial investments in 2004. These equity losses are more than offset by the tax benefit realized as a result of these investments as discussed below within Provision for Income Taxes. If, for any reason, the tax credits generated by the facilities were no longer allowable under Section 29 of the Internal Revenue Code, we could unwind the related investment in the period that determination is made and not incur these equity losses in future periods. Additional information related to these investments is included in Note 8 to the Consolidated Financial Statements.

Minority Interest
      On December 31, 2003, we consolidated two special purpose type variable interest entities as a result of our implementation of FIN 46. Our minority interest expense for 2005 and 2004 is primarily related to the other members’ equity interest in the earnings of these entities. The increase in minority interest expense as a result of the consolidation of these entities has been more than offset by related increases in our consolidated income from operations. The increase in minority interest expense in 2005 when compared with 2004 was largely due to the improved operating results of the surety bonding company that we began consolidating in 2003. Additional information related to these investments is included in Note 19 to the Consolidated Financial Statements.

Other, net
      Our other income and expense is primarily attributable to the impact of foreign currency translation on our Canadian operations.

Provision for Income Taxes
      We recorded a benefit from income taxes of $90 million in 2005 compared to a provision for income taxes of $247 million for 2004 and $404 million for 2003. For both 2005 and 2004, the effective income tax rates of (8.2)% and 21.0%, respectively, are significantly less than the 2003 effective income tax rate of 36.0% partially due to the resolution of significant tax audits within those years. The settlement of tax audits resulted in a reduction in income tax expense of $398 million in 2005, $101 million in 2004 and $6 million in 2003. Excluding the impact of tax audit settlements, the effective tax rate for 2005 and 2004 would be 28.2% and 29.5%. For 2005 and 2004, the decrease in our adjusted effective tax rate from 2003 is also attributable to our investments in two coal-based synthetic fuel production facilities that we obtained in the first half of 2004. The decrease in our tax provision attributable to our equity investments in these coal-based synthetic fuel production facilities of $145 million in 2005 and $131 million in 2004 more than offset the related equity losses and interest expense for those entities. These tax credits, as well as our non-conventional fuel tax credits generated by our landfills, are available through 2007 pursuant to Section 29 of the Internal Revenue Code, but may be phased out if the price of oil exceeds a threshold annual average price determined by the IRS.
      For all periods, a portion of the difference in federal income taxes computed at the federal statutory rate and reported income taxes is due to state and local income taxes. In 2005, we reduced our estimated effective state tax rate, causing us to realize a benefit of $16 million related to the reduction of accumulated deferred taxes that was offset in part by additional income tax expense of $4 million to increase the accrued deferred tax as a result of a change in the provincial tax rate in Quebec.
      In 2005, our overall tax benefit has been partially offset by the accrual of $34 million of taxes associated with our repatriation of $496 million of accumulated earnings and capital from certain of our Canadian subsidiaries under the American Jobs Creation Act of 2004, which is discussed further within the Liquidity and Capital Resources section below. See Note 8 to our Consolidated Financial Statements for further discussion.

Cumulative Effect of Changes in Accounting Principles
      On March 31, 2004, we recorded a credit of $8 million, net of taxes, or $0.01 per diluted share, to “Cumulative effect of changes in accounting principles” as a result of the consolidation of previously unrecorded trusts as required by FIN 46. See Notes 2 and 19 to the Consolidated Financial Statements for further discussion.
      In the first and fourth quarters of 2003, we recorded net of tax charges of $46 million and $43 million, respectively, to “Cumulative effect of changes in accounting principles” for the initial adoption of the accounting changes described below.

•	Through December 31, 2002, we accrued in advance for major repairs and maintenance expenditures and deferred costs associated with annual plant outages at our waste-to-energy facilities and independent power production plants. Effective January 1, 2003, we changed our policy from this method to one that expenses these costs as they are incurred. We recorded $25 million, net of taxes, or $0.04 per diluted share, as a credit to “Cumulative effect of changes in accounting principles.”

•	Through December 31, 2002, we accrued for future losses under customer contracts that we entered into that over the contract life were projected to have direct costs greater than revenues. Effective January 1, 2003, we changed our policy from this method to one that expenses these costs as incurred. We recorded $30 million, net of taxes, or $0.05 per diluted share, as a credit to “Cumulative effect of changes in accounting principles.”

•	In connection with the adoption of SFAS No. 143, we recorded $101 million, including tax benefit, or $0.17 per diluted share, in the first quarter of 2003 as a charge to “Cumulative effect of changes in accounting principles.” Substantially all of this charge was related to the impact of changes in accounting for landfill final capping, closure and post-closure costs.

•	In connection with the application of FIN 46 to special purpose type variable interest entities, we recorded $43 million, including tax benefit, or $0.07 per diluted share, in the fourth quarter of 2003 as a charge to “Cumulative effect of changes in accounting principles.” For a discussion of these variable interest entities see Notes 2 and 19 to the Consolidated Financial Statements.
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
      We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (i) the construction and expansion of our landfills; (ii) additions to and maintenance of our trucking fleet; (iii) refurbishments and improvements at waste-to-energy and materials recovery facilities; (iv) the container and equipment needs of our operations; and (v) capping, closure and post-closure activities at our landfills. We are also committed to providing our shareholders with a return on their investment through our capital allocation program that provides for up to $1.2 billion in aggregate dividend payments and share repurchases each year during 2005, 2006 and 2007. We also continue to invest in acquisitions that we believe will be accretive and provide continued growth in our core business.
      On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) became law. A provision of the Act allowed U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate during 2005. Our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan under which we repatriated $496 million of our accumulated foreign earnings and capital in 2005. The repatriation was funded with cash on hand and bank borrowings. For a discussion of the tax impact and bank borrowings see Notes 7 and 8 to the Consolidated Financial Statements.

Summary of Cash, Short-Term Investments, Restricted Trust and Escrow Accounts and Debt Obligations
      The following is a summary of our cash, short-term investments available for use, restricted trust and escrow accounts and debt balances as of December 31, 2005 and December 31, 2004 (in millions):

	2005	2004

Cash and cash equivalents	$666	$424
Short-term investments available for use	300	19

Total cash, cash equivalents and short-term investments available for use	$966	$443

Restricted trust and escrow accounts:
Tax-exempt bond funds	$185	$333
Closure, post-closure and remediation funds	205	213
Debt service funds	52	83
Other	18	18

Total restricted trust and escrow accounts	$460	$647

Debt:
Current portion	$522	$384
Long-term portion	8,165	8,182

Total debt	$8,687	$8,566

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$47	$135

      Cash and cash equivalents — Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less.
      For discussion regarding the December 31, 2004 reclassification of cash, refer to Note 2 to the Consolidated Financial Statements and the Basis of Presentation of Consolidated and Segment Financial Information section above.
      Short-term investments available for use — These investments include auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rate reset mechanism for these instruments results in a periodic marketing of the underlying securities through an auction process. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as current assets in our Consolidated Balance Sheets.
      Restricted trust and escrow accounts — Restricted trust and escrow accounts consist primarily of funds held in trust for the construction of various facilities or repayment of debt obligations, funds deposited in connection with landfill closure, post-closure and remedial obligations and insurance escrow deposits. These balances are primarily included within “Other assets” in our Consolidated Balance Sheets. See Note 3 to the Consolidated Financial Statements for additional discussion.

Debt
      Revolving credit and letter of credit facilities — The table below summarizes the credit capacity, maturity and outstanding letters of credit under our revolving credit facility, principal letter of credit facilities and other credit arrangements as of December 31, 2005 (in millions):

			Outstanding
	Total Credit		Letters of
Facility	Capacity	Maturity	Credit

Five-year revolving credit facility(a)	$2,400	October 2009	$1,459
Five-year letter of credit and term loan agreement(b)	15	June 2008	15
Five-year letter of credit facility(b)	350	December 2008	328
Seven-year letter of credit and term loan agreement(b)	175	June 2010	175
Ten-year letter of credit and term loan agreement(b)	105	June 2013	105
Other(c)	—	Various	69

Total	$3,045		$2,151

(a)	This facility provides us with credit capacity that could be used for either cash borrowings or letters of credit. At December 31, 2005, no borrowings were outstanding under the facility, and we had unused and available credit capacity of $941 million.

(b)	These facilities have been established to provide us with letter of credit capacity. In the event of an unreimbursed draw on a letter of credit, the amount of the draw paid by the letter of credit provider generally converts into a term loan for the remaining term under the respective agreement or facility. Through December 31, 2005 we had not experienced any unreimbursed draws on our letters of credit.

(c)	We have letters of credit outstanding under various arrangements that do not provide for a committed capacity. Accordingly, the total credit capacity of these arrangements has been noted as zero.
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
      Canadian Credit Facility — In November 2005, Waste Management of Canada Corporation, one of our wholly-owned subsidiaries, entered into a three-year credit facility agreement. The agreement was entered into to facilitate WMI’s repatriation of accumulated earnings and capital from its Canadian subsidiaries as discussed above. The agreement, which matures November 30, 2008, allowed Waste Management of Canada Corporation to borrow up to Canadian $410 million at any time on or before December 31, 2005. Any unused portion of the available credit was subject to immediate cancellation. As of December 31, 2005, the entire credit capacity of the facility had been advanced resulting in proceeds of U.S. $339 million. The advances do not accrue interest during their terms. Accordingly, the proceeds we received were for the principal amount of U.S. $353 million net of the total interest obligation due for the term of the advance. The advances have a weighted average effective interest rate of 4.39% and mature either three months or twelve months from the date of issuance. However, the terms of the credit facility allow Waste Management of Canada Corporation to elect to renew the advances. As of December 31, 2005, we expect to repay U.S. $86 million of outstanding advances with available cash and renew the remaining borrowings under the terms of the facility. Accordingly, $86 million of debt associated with these borrowings is classified as current in our December 31, 2005 Consolidated Balance Sheet and the remaining borrowings have been classified as long-term.
      Senior notes — As of December 31, 2005, we had $5.2 billion of outstanding senior notes. The notes have various maturities ranging from October 2006 to May 2032, and interest rates ranging from 5.00% to 8.75%. On May 15, 2005, $100 million of 7.0% senior notes and $3 million of 6.65% senior notes matured and were repaid with cash on hand. We have $300 million of 7.0% senior notes that mature in October 2006 that we currently expect to repay with available cash.

      Tax-exempt bonds — We actively issue tax-exempt bonds as a means of accessing low-cost financing for capital expenditures. As of December 31, 2005, we had $2.3 billion of outstanding tax-exempt bonds. We issued $246 million of tax-exempt bonds during 2005. The proceeds from these debt issuances were deposited directly into a trust fund and may only be used for the specific purpose for which the money was raised, which is generally the construction of collection and disposal facilities and for the equipment necessary to provide waste management services. Accordingly, the restricted funds provided by these financing activities have not been included in “New borrowings” in our Consolidated Statement of Cash Flows for the year ended December 31, 2005. As we spend monies on the specific projects being financed, we are able to requisition cash from the trust funds. As discussed in the restricted trusts and escrow accounts section above, we have $185 million held in trust for future spending as of December 31, 2005. During 2005, we received $404 million from these funds for approved capital expenditures.
      As of December 31, 2005, $615 million of our tax-exempt bonds are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit that were issued primarily under our $2.4 billion, five-year revolving credit facility that guarantee repayment of the bonds in the event the bonds are put to us. Accordingly, these obligations have been classified as long-term in our December 31, 2005 Consolidated Balance Sheet.
      Additionally, we have $333 million of fixed rate tax-exempt bonds subject to repricing within the next twelve months, which is prior to their scheduled maturities. If the re-offering of the bonds is unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit supported by our long-term facilities that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation. However, these bonds have been classified as long-term in our Consolidated Balance Sheet as of December 31, 2005. The classification of these obligations as long-term was based upon our intent to refinance the borrowings with other long-term financings in the event of a failed re-offering and our ability, in the event other sources of long-term financing are not available, to use our five-year revolving credit facility.
      Tax-exempt project bonds — As of December 31, 2005, we had $404 million of outstanding tax-exempt project bonds. These debt instruments are primarily used by our Wheelabrator Group to finance the development of waste-to-energy facilities. The bonds generally require periodic principal installment payments. As of December 31 2005, $46 million of these bonds are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. Repayment of these bonds has been guaranteed with letters of credit issued under our five-year revolving credit facility. Accordingly, these obligations have been classified as long-term in our December 31, 2005 Consolidated Balance Sheet. Approximately $51 million of our tax-exempt project bonds will be repaid with available cash within the next twelve months.
      Convertible subordinated notes — We had $35 million of convertible subordinated notes that we repaid, with cash on hand, upon maturity on January 24, 2005.
      Interest rate swaps — We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of December 31, 2005, the interest payments on $2.4 billion of our fixed rate debt have been swapped to variable rates, allowing us to maintain approximately 65% of our debt at fixed interest rates and approximately 35% at variable interest rates. Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $47 million as of December 31, 2005 and $135 million at December 31, 2004.

Summary of Cash Flow Activity
      The following is a summary of our cash flows for the year ended December 31 for each respective period (in millions):

	2005	2004	2003

Net cash provided by operating activities	$2,391	$2,218	$1,926

Net cash used in investing activities	$(1,062)	$(882)	$(1,084)

Net cash used in financing activities	$(1,090)	$(1,130)	$(986)

      Net Cash Provided by Operating Activities — We generated $2,391 million in cash flows from our operating activities during the year ended December 31, 2005 compared with $2,218 million in 2004, an increase of $173 million. In general, our current year operating cash flow was favorably affected by growth in our operating income and comparative changes in our trade and other receivables. As of December 31, 2005, our trade receivables, net of allowance for doubtful accounts, have increased $40 million from December 31, 2004 compared with a $223 million increase in trade receivables during 2004. The increase in our receivables in both periods was primarily related to increased revenues, however, the significant change year-over-year can partially be attributed to 2004 receivable balances associated with significant revenues generated from hurricane related services provided in the second half of 2004. The relative change in our receivables can also be attributed to overall improvements in our collection efforts, which have contributed to a reduction in our days sales outstanding.
      Our 2005 and 2004 income taxes have been significantly affected by tax audit settlements. The increases in our net income associated with these tax benefits resulted in offsetting reductions in our accrued liability balances. Therefore, the significant variances in our income taxes during 2005, 2004 and 2003 have had an insignificant impact on each respective period’s cash flows from operations.
      Cash generated from operations during 2003 was negatively affected by a $223 million net cash outflow for the settlement of our securities class action lawsuit, which was agreed to in 2001. This amount included: (i) a final net cash settlement payment, net of insurance proceeds of $377 million plus accrued interest; (ii) a total tax benefit of approximately $138 million and (iii) related net settlement recoveries of approximately $16 million. This net cash outflow was partially offset by $109 million of cash we received from counterparties for terminating certain interest rate swap agreements prior to their scheduled maturities. After adjusting 2003 for the unusual items mentioned above, our 2004 cash flows from operations increased $178 million over 2003. Our improved earnings and the favorable effects of our investments in two synthetic fuel partnerships were the primary contributors of this increase.
      Net Cash Used in Investing Activities — We used $1,062 million of our cash resources for investing activities during 2005, an increase of $180 million as compared with 2004. This increase is primarily due to a $266 million change in net cash flows associated with purchases and sales of short-term investments. Net purchases of short-term investments during 2005 were $295 million compared with net purchases of $29 million during 2004. We increased our utilization of short-term investments in the first quarter of 2004, which resulted in this activity being relatively insignificant in 2003. The increase in our short-term investments available for use as of December 31, 2005 can generally be attributed to an increase in our available cash, which we plan to use to fund, among other things, a $275 million accelerated share repurchase agreement that became effective in January 2006 and our first quarter 2006 dividend that will be paid in March 2006. Our share repurchases and dividends are discussed in our Net Cash Used in Financing Activities section below.
      The current year increase in net cash outflows from investing activities as a result of our short-term investments was partially offset by an increase in proceeds from divestitures of businesses and other sales of assets, which were $194 million in 2005, $96 million in 2004 and $74 million in 2003. The $98 million increase from 2004 to 2005 is largely attributable to the sale of one of our landfills in Ontario, Canada, as required by a Divestiture Order from the Canadian Competition Tribunal. As we continue to focus on our plan to divest of certain under-performing and non-strategic operations, we expect proceeds from divestitures and other asset sales to make even greater contributions to our cash flows.
      Our cash used for capital expenditures and acquisition spending has also caused significant changes in our net cash used for investing activities for the three-year period. Due to the capital-intensive nature of our business, we have invested between $1.2 billion and $1.3 billion in property and equipment during each of the last three years. Capital expenditures for 2005 were $1,180 million, which is $78 million and $20 million less than we invested in capital in 2004 and 2003, respectively. Cash used for acquisitions was $142 million in 2005, $130 million in 2004 and $337 million in 2003. In recent years, our business acquisition strategy has been to focus on tuck-in acquisitions, which are relatively small, accretive businesses that will easily integrate with, and provide value to, our existing operations. However, our 2003 acquisition activity was uncharacteristically high because of a few relatively large acquisitions that were made in addition to numerous smaller tuck-in acquisitions, particularly in our recycling line-of-business. Our current market development and capital allocation strategies reflect our desire to continue to invest in businesses that will enable us to effectively utilize our existing assets and the development or acquisition of disposal assets, which tend to provide higher returns on investment and operating margins.
      Net Cash Used in Financing Activities — The most significant changes in our financing cash flows during the three years ended December 31, 2005 are related to (i) variances in our net debt repayments, which can generally be attributed to scheduled maturities; (ii) increases in our dividend payments; and (iii) changes in cash paid for our repurchases of common stock. Cash paid for these financing activities are discussed below.
      Net debt repayments were $11 million in 2005, $386 million in 2004 and $456 million in 2003. The following summarizes our most significant cash borrowings and debt repayments made during each year:

•	2005 — We received $365 million for new borrowings during the year, primarily related to our Canadian Credit Facility that was entered into to facilitate WMI’s repatriation of accumulated earnings and capital from its Canadian subsidiaries. The terms of these borrowings are discussed above. We also repaid $376 million of debt, including $103 million of senior notes, $46 million of tax-exempt project bonds, $35 million of convertible subordinated notes and $192 million associated with capital leases and other debt.

•	2004 — We received proceeds of approximately $346 million from the March 2004 issuance of $350 million of 5.0% senior notes, repaid $150 million of 8.0% senior notes that matured in April 2004, $200 million of 6.5% senior notes that matured in May 2004 and $295 million of 7.0% senior notes that matured in October 2004. In addition, we borrowed $69 million, which was primarily for a short-term note that was repaid in 2005, and repaid $25 million of tax-exempt bonds and $42 million of tax-exempt project bonds and made $89 million of payments for capital leases and other debt.

•	2003 — Our borrowings were primarily related to tax-exempt bonds and other debt. We repaid $435 million of 6.375% senior notes that matured in December 2003, $43 million of tax-exempt project bonds and $85 million of capital lease obligations and other debt.
      In August 2003, our Board of Directors approved our quarterly dividend program, which began in the first quarter of 2004. Under this program, we declared and paid a dividend of $0.20 per share in each quarter of 2005 and of $0.1875 per share in each quarter of 2004. The payment of our quarterly dividends resulted in cash dividends of $449 million in 2005 and $432 million in 2004. Before this program was implemented, we paid an annual $0.01 per share dividend, which resulted in a $6 million dividend payment in 2003. In October 2005, the Board of Directors announced that it expects future quarterly dividend payments will be $0.22 per share. On December 15, 2005, the Board declared our first quarterly dividend for 2006 of $0.22 per share, which will be paid on March 24, 2006 to stockholders of record as of March 6, 2006. All future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future prospects and other factors the Board may deem relevant.
      We paid $706 million for share repurchases in 2005 as compared with $496 million paid during 2004 and $550 million paid in 2003. Our 2005 stock repurchases and dividend payments were made under a Board approved capital allocation program providing for the authorization of up to $1.2 billion for these activities during each of 2005, 2006 and 2007. Since the inception of our repurchase program in February 2002, we have repurchased approximately 102 million shares of our common stock at a net cost of approximately $2.7 billion. We currently expect to continue repurchasing common stock under the capital allocation program discussed above, and in January 2006 repurchased approximately 9 million shares for $275 million under an accelerated share repurchase agreement. Future share repurchases under this program will be made at the discretion of management, and will depend on similar factors to those considered by the Board in making dividend declarations.
Summary of Contractual Obligations
      The following table summarizes our contractual obligations as of December 31, 2005 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2006	2007	2008	2009	2010	Thereafter	Total

Recorded Obligations:
Expected environmental liabilities(a)
Final capping, closure and post-closure	$114	$112	$92	$90	$92	$1,387	$1,887
Environmental remediation	47	39	24	16	14	202	342

	161	151	116	106	106	1,589	2,229
Debt payments(b),(c),(d)	806	533	541	685	716	5,382	8,663
Cash dividend payment(e)	122	—	—	—	—	—	122
Unrecorded Obligations:(f)
Non-cancelable operating lease obligations	75	68	55	47	39	225	509
Estimated unconditional purchase obligations(g)	466	161	143	142	62	396	1,370

Anticipated liquidity impact as of December 31, 2005	$1,630	$913	$855	$980	$923	$7,592	$12,893

a)	Environmental liabilities include final capping, closure, post-closure and environmental remediation costs. The amounts included here reflect environmental liabilities recorded in our Consolidated Balance Sheet as of December 31, 2005 without the impact of discounting and inflation. Our recorded environmental liabilities will increase as we continue to place additional tons within the permitted airspace at our landfills.

b)	Our debt obligations as of December 31, 2005 include $333 million of fixed rate tax-exempt bonds subject to re-pricing within the next twelve months, which is prior to their scheduled maturities. If the re-offering of the bonds is unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit supported by our long-term facilities that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation. However, these bonds have been classified as long-term in our Consolidated Balance Sheet as of December 31, 2005. The classification of these obligations as long-term was based upon our intent to refinance the borrowings with other long-term financings in the event of a failed re-offering and our ability, in the event other sources of long-term financing are not available, to use our $2.4 billion, five-year revolving credit facility.

c)	We have classified approximately $290 million of our debt obligations with contractual maturities on or before December 31, 2006 as long-term in our Consolidated Balance Sheet at December 31, 2005 because we have the intent and ability to refinance these obligations with long-term debt instruments.

d)	Our recorded debt obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities. These amounts have been excluded here because they will not result in an impact to our liquidity in future periods. In addition, $52 million of our future debt payments and related interest obligations will be made with debt service funds held in trust and included as “Other assets” within our December 31, 2005 Consolidated Balance Sheet.

e)	On December 15, 2005, we declared our first quarterly cash dividend for 2006. The dividend is $0.22 per share and is payable March 24, 2006 to stockholders of record on March 6, 2006. Based on shares outstanding on December 31, 2005, the dividend declaration will result in a payment of $122 million. Our dividend declarations are under a Board of Directors approved capital allocation program that provides for up to $1.2 billion for stock repurchases and dividend payments in 2005, 2006 and 2007. All future dividend declarations are at the discretion of the Board and depend on various factors, including our net earnings, financial condition, cash required for future prospects and other relevant factors.

f)	Our unrecorded obligations represent operating lease obligations and purchase commitments from which we expect to realize an economic benefit in future periods. We have also made certain guarantees, as discussed in Note 10 to the Consolidated Financial Statements, that we do not expect to materially affect our current or future financial position, results of operations or liquidity.

g)	Our unconditional purchase obligations are for various contractual obligations that we generally incur in the ordinary course of our business. Certain of our obligations are quantity driven. For these contracts, we have estimated our future obligations based on the current market values of the underlying products or services. See Note 10 to the Consolidated Financial Statements for discussion of the nature and terms of our unconditional purchase obligations.

     We have contingencies that are not considered reasonably likely. As a result, the impact of these contingencies have not been included in the above table. See Note 10 to the Consolidated Financial Statements for further discussion of these contingencies.
Off-Balance Sheet Arrangements
      We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 10 to the Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2005 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.
Seasonal Trends and Inflation
      Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the second half of the year can actually increase our revenues in the areas affected. However, for several reasons, including significant start-up costs, such revenue often generates comparatively lower margins. Certain weather conditions may actually result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when electrical demand is generally lower, to perform scheduled maintenance at our waste-to-energy facilities.
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
New Accounting Pronouncements
      Through December 31, 2005, we accounted for equity-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, as amended. Under APB No. 25, companies were required to recognize compensation expense based on the “intrinsic value” of the award at the date of grant. For stock options, which were the primary form of awards we granted through December 31, 2004, this meant that we recognized no compensation expense in connection with the grants, as the exercise price of the options was equal to the fair market value of our common stock on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment, which requires companies to recognize compensation expense based on the “fair value” of share based payments on the date of grant. We adopted SFAS No. 123(R) on January 1, 2006, which is discussed further in Note 23 to the Consolidated Financial Statements.
      In December 2005, the Compensation Committee of our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plans, effective December 28, 2005. The decision to accelerate the vesting of outstanding stock options was made primarily to reduce the non-cash compensation expense that we would have otherwise recorded in future periods as a result of adopting SFAS No. 123(R). We estimate that the acceleration eliminated approximately $55 million of pre-tax compensation charges that would have been recognized over the next three years as the stock options continued to vest. We recognized a $2 million pre-tax charge to compensation expense during the fourth quarter of 2005 as a result of the acceleration, but will not be required to recognize future compensation expense for the accelerated options under SFAS No. 123(R) unless further modifications are made to the options, which is not anticipated.
      Additionally, as a result of the changes in accounting under SFAS No. 123(R) and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, our Board of Directors approved a substantial change in the form of awards that we grant. Beginning in 2005, annual stock options grants, as well as stock option grants in connection with new hires and promotions, were replaced with either (i) grants of restricted stock units and performance share units or (ii) an enhanced cash incentive compensation award. The restricted stock units granted in 2005 vest over four years and the performance share units cliff vest based on the achievement of certain performance targets after a three-year performance period. Using APB No. 25, we generally have recognized compensation expense for these awards over their respective vesting periods. Compensation expense included in reported net income associated with restricted stock (shares of which were granted to a limited number of employees in each of the last three years), restricted stock units and performance share units was $17 million, or $11 million net of tax, for the year ended December 31, 2005. The amount of compensation expense recognized would not have been significantly different had we accounted for them under the provisions of SFAS No. 123(R).
      As a result of our Board of Directors’ decision to accelerate the vesting of outstanding options and replace stock options with restricted stock units and performance share units, we do not expect the adoption of SFAS No. 123(R) to significantly affect our accounting for equity-based compensation since the resulting compensation expense for our new share based payment awards is not significantly different than under APB No. 25. However, we do expect compensation expense to increase over the next three to four years because of the incremental expense that will be recognized each year as our Board of Directors grants additional awards.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.
      In the normal course of business, we are exposed to market risks, including changes in interest rates, Canadian currency rates and certain commodity prices. From time to time, we use derivatives to manage some portion of these risks. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount, with no multipliers or leverage. As of December 31, 2005, all of our derivative transactions were related to actual or anticipated economic exposures although certain transactions did not qualify for hedge accounting. We are exposed to credit risk in the event of non-performance by our derivative counterparties. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties, all of whom we either consider credit-worthy, or who have issued letters of credit to support their performance.
      We have performed sensitivity analyses to determine how market rate changes might affect the fair value of our market risk sensitive derivatives and related positions. These analyses are inherently limited because they reflect a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. The effects of market movements may also directly or indirectly affect our assumptions and our rights and obligations not covered by the sensitivity analyses. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or the earnings effect from the assumed market rate movements.
      Interest Rate Exposure. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations, which are primarily denominated in U.S. dollars. In addition, we use interest rate swaps to manage the mix of fixed and floating rate debt obligations, which directly impacts variability in interest costs. An instantaneous, one percentage point increase in interest rates across all maturities and applicable yield curves would have decreased the fair value of our combined debt and interest rate swap positions by approximately $480 million at December 31, 2005 and $490 million at December 31, 2004. This analysis does not reflect the effect that increasing interest rates would have on other items, such as new borrowings, nor the unfavorable impact they would have on interest expense and cash payments for interest.
      We are also exposed to interest rate market risk because we have $460 million and $647 million of assets held in trust funds and escrow accounts included primarily as a component of long-term “Other assets” in our Consolidated Balance Sheets at December 31, 2005 and 2004, respectively. These assets are generally restricted for future capital expenditures and closure, post-closure and remedial activities at our disposal facilities and are, therefore, invested in high quality, liquid instruments including money market accounts and U.S. government agency debt securities. Because of the short terms to maturity of these investments, we believe that our exposure to changes in fair value due to interest rate fluctuations is insignificant.
      Currency Rate Exposure. From time to time, we have used currency derivatives to mitigate the impact of currency translation on cash flows of intercompany Canadian-currency denominated debt transactions. At December 31, 2005 and 2004 we had no foreign currency derivatives outstanding.
      Commodities Price Exposure. We market recycled products such as wastepaper, aluminum and glass from our material recovery facilities. We enter into financial fiber swaps and options to mitigate the variability in cash flows from a portion of these sales. Under the swap agreements, we pay a floating index price and receive a fixed price for a fixed period of time. With regard to our option agreements, we have purchased price protection on certain wastepaper sales via synthetic floors (put options) and price protection on certain wastepaper purchases via synthetic ceilings (call options). Additionally, we have entered into collars (combination of a put and call option) with financial institutions in which we receive the market price for our wastepaper and aluminum sales within a specified floor and ceiling. We record changes in the fair value of commodity derivatives not designated as hedges to earnings, as required. All derivative transactions are subject to our risk management policy, which governs the type of instruments that may be used. The fair value position of our commodity derivatives would decrease by approximately $10 million at December 31, 2005 and by approximately $20 million at December 31, 2004 if there were an instantaneous 10% increase across all commodities and applicable yield curves.
      See Notes 3 and 7 to the Consolidated Financial Statements for further discussion of the use of and accounting for derivative instruments.

Item 8.	Financial Statements and Supplementary Data.
INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
      Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to (i) the reliability of our financial reporting; (ii) the reliability of the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States; and (iii) the safeguarding of assets from unauthorized use or disposition.
      We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Waste Management, Inc.
      We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Management, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2 to the consolidated financial statements, during 2003 and 2004 the Company adopted the respective portions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” and, effective January 1, 2003, the Company (i) changed its method of accounting for major repairs and maintenance costs and annual outage costs, (ii) changed its method of accounting for loss contracts and (iii) adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Houston, Texas
February 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of Waste Management, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Waste Management, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Waste Management, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Waste Management, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Waste Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waste Management, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 20, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Houston, Texas
February 20, 2006

WASTE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$666	$424
Accounts receivable, net of allowance for doubtful accounts of $61 for both periods	1,757	1,717
Other receivables	247	232
Parts and supplies	99	90
Deferred income taxes	94	58
Other assets	588	298

Total current assets	3,451	2,819
Property and equipment, net of accumulated depreciation and amortization of $11,287 and $10,525, respectively	11,221	11,476
Goodwill	5,364	5,301
Other intangible assets, net	150	152
Other assets	949	1,157

Total assets	$21,135	$20,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$719	$772
Accrued liabilities	1,533	1,586
Deferred revenues	483	463
Current portion of long-term debt	522	384

Total current liabilities	3,257	3,205
Long-term debt, less current portion	8,165	8,182
Deferred income taxes	1,364	1,380
Landfill and environmental remediation liabilities	1,180	1,141
Other liabilities	767	744

Total liabilities	14,733	14,652

Minority interest in subsidiaries and variable interest entities	281	282

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,486	4,481
Retained earnings	3,615	3,004
Accumulated other comprehensive income	126	69
Restricted stock unearned compensation	(2)	(4)
Treasury stock at cost, 78,029,452 and 60,069,777 shares, respectively	(2,110)	(1,585)

Total stockholders’ equity	6,121	5,971

Total liabilities and stockholders’ equity	$21,135	$20,905

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended December 31,

	2005	2004	2003

Operating revenues	$13,074	$12,516	$11,648

Costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	8,631	8,228	7,591
Selling, general and administrative	1,276	1,267	1,216
Depreciation and amortization	1,361	1,336	1,265
Restructuring	28	(1)	44
Asset impairments and unusual items	68	(13)	(8)

	11,364	10,817	10,108

Income from operations	1,710	1,699	1,540

Other income (expense):
Interest expense	(496)	(455)	(439)
Interest income	31	70	12
Equity in earnings (losses) of unconsolidated entities	(107)	(98)	4
Minority interest	(48)	(36)	(6)
Other, net	2	(2)	12

	(618)	(521)	(417)

Income before income taxes and cumulative effect of changes in accounting principles	1,092	1,178	1,123
Provision for (benefit from) income taxes	(90)	247	404

Income before cumulative effect of changes in accounting principles	1,182	931	719
Cumulative effect of changes in accounting principles, net of income tax expense of $5 in 2004 and income tax benefit of $60 in 2003	—	8	(89)

Net income	$1,182	$939	$630

Basic income per common share:
Income before cumulative effect of changes in accounting principles	$2.11	$1.62	$1.22
Cumulative effect of changes in accounting principles	—	0.01	(0.15)

Net income	$2.11	$1.63	$1.07

Diluted income per common share:
Income before cumulative effect of changes in accounting principles	$2.09	$1.60	$1.21
Cumulative effect of changes in accounting principles	—	0.01	(0.15)

Net income	$2.09	$1.61	$1.06

Cash dividends declared per common share (2005 includes $0.22 payable in 2006)	$1.02	$0.75	$0.01

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$1,182	$939	$630
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of changes in accounting principles	—	(8)	89
Provision for bad debts	50	48	45
Depreciation and amortization	1,361	1,336	1,265
Deferred income tax provision	(61)	156	363
Minority interest	48	36	6
Equity in losses (earnings) of unconsolidated entities, net of distributions	76	67	(4)
Net gain on disposal of assets	(14)	(24)	(12)
Effect of asset impairments and unusual items	68	(13)	(8)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(102)	(223)	(79)
Other current assets	(27)	(33)	19
Other assets	(20)	(23)	77
Accounts payable and accrued liabilities	(187)	(43)	(415)
Deferred revenues and other liabilities	17	3	(50)

Net cash provided by operating activities	2,391	2,218	1,926

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(142)	(130)	(337)
Capital expenditures	(1,180)	(1,258)	(1,200)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	194	96	74
Purchases of short-term investments	(1,079)	(1,348)	(19)
Proceeds from sales of short-term investments	784	1,319	5
Net receipts from restricted trust and escrow accounts	395	444	371
Other	(34)	(5)	22

Net cash used in investing activities	(1,062)	(882)	(1,084)

Cash flows from financing activities:
New borrowings	365	415	107
Debt repayments	(376)	(801)	(563)
Common stock repurchases	(706)	(496)	(550)
Cash dividends	(449)	(432)	(6)
Exercise of common stock options and warrants	129	193	52
Minority interest distributions paid	(26)	(25)	—
Other	(27)	16	(26)

Net cash used in financing activities	(1,090)	(1,130)	(986)

Effect of exchange rate changes on cash and cash equivalents	3	1	2

Increase (decrease) in cash and cash equivalents	242	207	(142)
Cash and cash equivalents at beginning of year	424	217	359

Cash and cash equivalents at end of year	$666	$424	$217

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest and periodic settlements from interest rate swap agreements	$505	$479	$479
Income taxes	233	136	97
See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands)

					Accumulated
					Other	Restricted
	Common Stock		Additional		Comprehensive	Stock	Treasury Stock
			Paid-In	Retained	Income	Unearned			Comprehensive
	Shares	Amounts	Capital	Earnings	(Loss)	Compensation	Shares	Amounts	Income

Balance, January 1, 2003	630,282	$6	$4,513	$1,873	$(177)	$—	(35,682)	$(905)
Net income	—	—	—	630	—	—	—	—	$630
Cash dividends	—	—	—	(6)	—	—	—	—
Common stock issued upon exercise of stock options and warrants, including tax benefit of $9	—	—	(8)	—	—	—	2,779	69
Common stock repurchases, net of settlements	—	—	—	—	—	—	(22,050)	(574)
Unrealized loss resulting from changes in fair values of derivative instruments, net of tax benefit of $3	—	—	—	—	(4)	—	—	—	(4)
Realized losses on derivative instruments reclassified into earnings, net of taxes of $1	—	—	—	—	1	—	—	—	1
Unrealized gain on marketable securities, net of taxes $0	—	—	—	—	1	—	—	—	1
Minimum pension liability adjustment, net of taxes of $1	—	—	—	—	1	—	—	—	1
Translations adjustment of foreign currency statements	—	—	—	—	164	—	—	—	164
Other	—	—	(4)	—	—	—	789	22

Balance, December 31, 2003	630,282	$6	$4,501	$2,497	$(14)	$—	(54,164)	$(1,388)	$793

Net income	—	—	—	939	—	—	—	—	$939
Cash dividends	—	—	—	(432)	—	—	—	—
Common stock issued upon exercise of stock options and warrants and grants of restricted stock, including tax benefit of $37	—	—	(23)	—	—	(5)	10,019	259
Earned compensation related to restricted stock	—	—	—	—	—	1	—	—
Common stock repurchases	—	—	—	—	—	—	(16,541)	(472)
Unrealized loss resulting from changes in fair values of derivative instruments, net of tax benefit of $11	—	—	—	—	(17)	—	—	—	(17)
Realized losses on derivative instruments reclassified into earnings, net of taxes of $6	—	—	—	—	10	—	—	—	10
Unrealized gain on marketable securities, net of taxes of $2	—	—	—	—	2	—	—	—	2
Translation adjustment of foreign currency statements	—	—	—	—	88	—	—	—	88
Other	—	—	3	—	—	—	616	16

Balance, December 31, 2004	630,282	$6	$4,481	$3,004	$69	$(4)	(60,070)	$(1,585)	$1,022

Net income	—	—	—	1,182	—	—	—	—	$1,182
Cash dividends paid	—	—	—	(449)	—	—	—	—
Cash dividends declared, but not paid	—	—	—	(122)	—	—	—	—
Common stock issued upon exercise of stock options and warrants and grants of restricted stock, including tax benefit of $17	—	—	(11)	—	—	—	6,112	164
Earned compensation related to restricted stock	—	—	—	—	—	2	—	—
Common stock repurchases	—	—	—	—	—	—	(24,727)	(706)
Unrealized gain resulting from changes in fair values of derivative instruments, net of tax benefit of $11	—	—	—	—	16	—	—	—	16
Realized losses on derivative instruments reclassified into earnings, net of taxes of $4	—	—	—	—	6	—	—	—	6
Unrealized gain on marketable securities, net of taxes of $1	—	—	—	—	2	—	—	—	2
Translation adjustment of foreign currency statements	—	—	—	—	33	—	—	—	33
Other	—	—	16	—	—	—	656	17	—

Balance, December 31, 2005	630,282	$6	$4,486	$3,615	$126	$(2)	(78,029)	$(2,110)	$1,239

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, 2004 and 2003

1.	Business
      The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation, our wholly-owned and majority-owned subsidiaries and certain variable interest entities for which we have determined that we are the primary beneficiary (See Note 19). Waste Management, Inc. is a holding company that conducts all of its operations through subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WMI,” we are referring only to the parent holding company.
      We are the leading provider of integrated waste services in North America. We provide collection, transfer, recycling and disposal services. We are also a leading developer, operator and owner of waste-to-energy facilities in the United States. Our customers include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities and governmental entities.

2.	Accounting Changes and Reclassifications

Accounting Changes

FIN 46 — Consolidation of Variable Interest Entities
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The impact of our implementation of FIN 46 is summarized below.
      Special purpose variable interest entities — On December 31, 2003, we began consolidating two limited liability companies from which we lease three waste-to-energy facilities. Prior to the consolidation of the entities, we accounted for the underlying leases as operating leases and accounted for our investment in the LLCs under the equity method of accounting. Upon consolidating these entities, we recorded a charge to “Cumulative effect of changes in accounting principles” of $43 million, net of tax benefit, or $0.07 per diluted share.
      Non-special purpose variable interest entities — On March 31, 2004, our application of FIN 46 to non-special purpose type variable interest entities resulted in the consolidation of certain trusts established to support the performance of closure, post-closure and environmental remediation activities. Upon consolidating these entities, we recorded an increase in our net assets and a credit of $8 million, net of taxes, or $0.01 per diluted share, to “Cumulative effect of changes in accounting principles.”
      See Note 19 for further discussion on these variable interest entities.

Repairs and Maintenance
      Through December 31, 2002, we accrued in advance for major repairs and maintenance expenditures and we deferred costs associated with annual plant outages at our waste-to-energy facilities and independent power production plants. Effective January 1, 2003, we changed our policy from this method to one that expenses these costs as they are incurred. In the first quarter of 2003, we recorded $25 million, net of taxes, or $0.04 per diluted share, as a credit to “Cumulative effect of changes in accounting principles.” Our current method of accounting is preferable because it (i) provides operating results that more clearly reflect the timing and amount of required expenditures, (ii) more clearly reflects our assets and liabilities, and (iii) reduces the need to make additional estimates and assumptions.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss Contracts
      Through December 31, 2002, if our customer contracts were projected to have direct costs greater than revenues over the life of the contract, we accrued for those future losses. Effective January 1, 2003, we changed our policy from this method to one that expenses these losses as they are incurred. In the first quarter of 2003, we recorded $30 million, net of taxes, or $0.05 per diluted share, as a credit to cumulative effect of changes in accounting principles. Our current method of accounting is preferable because it (i) provides operating results that more clearly reflect the timing and amount of any contract losses generated; (ii) more clearly reflects our liabilities; and (iii) reduces the need to make additional estimates and assumptions.

Adoption of SFAS No. 143 — Accounting for Asset Retirement Obligations
      In the first quarter of 2003, we recorded $101 million, including tax benefit, or $0.17 per diluted share, as a charge to cumulative effect of changes in accounting principles for the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). Substantially all of this charge was related to changes in accounting for landfill final capping, closure and post-closure costs. See further discussion related to our accounting policies for these costs under Landfill Accounting within Note 3.

Pro Forma Financial Information
      Our changes in accounting for repairs and maintenance, loss contracts and the adoption of SFAS No. 143 were effective January 1, 2003. Accordingly, these accounting changes do not affect the comparability of our results of operations as presented in the accompanying Statements of Operations.
      If the accounting changes we implemented for special purpose variable interest entities had been effective January 1, 2003, income before cumulative effect of changes in accounting principles would have been greater by $4 million, or $0.01 per diluted share, for the year ended December 31, 2003. The consolidation of the LLCs increased our income before cumulative effect of changes in accounting principles by $4 million, or $0.01 per diluted share for the years ended December 31, 2005 and 2004.
      The accounting changes we implemented for non-special purpose variable interest entities have not significantly affected our results of operations for the periods presented.

Reclassifications
      The following reclassifications have been made to conform prior year financial information with the current period presentation:
      Cash balances — During 2004, we began making investments in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. Through December 31, 2004, we included these investments in “Cash and cash equivalents.” As a result of guidance issued in early 2005 associated with these types of securities, we determined that these investments were more appropriately classified as short-term investments, which are a component of current “Other assets” in our Consolidated Balance Sheets. Accordingly, in our accompanying Consolidated Financial Statements we have decreased our “Cash and cash equivalents” and increased our current “Other assets” by $19 million at December 31, 2004.
      Gross purchases and sales of these investments are presented within “Cash flows from investing activities” in our Statements of Cash Flows. Additionally, in our 2004 and 2003 Consolidated Statements of Cash Flows, relatively insignificant purchases and sales of other short-term investments were included on a net basis within “Cash flows from investing activities — Other.” This additional activity is now reflected within purchases and sales of short-term investments in the accompanying Consolidated Statements of Cash Flows.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segments — As discussed further in Note 20, in the third quarter of 2005, we eliminated our Canadian Group office, and the management of our Canadian operations was allocated among our Eastern, Midwest and Western Groups. We have allocated the operating results of our Canadian operations to the Eastern, Midwest and Western Groups for 2003, 2004 and the first half of 2005 to provide financial information that consistently reflects our current approach to managing our operations. This reorganization also resulted in the centralization of certain Group office functions. The administrative costs associated with these functions were included in the measurement of income from operations for our reportable segments through August 2005, when the integration of these functions with our existing centralized processes was completed. Beginning in September 2005, these administrative costs have been included in the income from operations of our Corporate organization. The reallocation of these costs has not significantly affected the operating results of our reportable segments for the periods presented.
      Certain other minor reclassifications have also been made to our prior period consolidated financial information in order to conform to the current year presentation.

3.	Summary of Significant Accounting Policies

Principles of consolidation
      The accompanying Consolidated Financial Statements include the accounts of WMI, its wholly-owned and majority-owned subsidiaries and certain variable interest entities for which we have determined that we are the primary beneficiary. All material intercompany balances and transactions have been eliminated. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate. These investments are regularly reviewed for impairment and propriety of accounting treatment.

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

Cash and cash equivalents
      Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less. For discussion regarding the reclassification made to our December 31, 2004 balance to conform to the current year’s presentation, refer to Note 2.

Short-term investments available for use
      We invest in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rate reset mechanism for these instruments results in a periodic marketing of the underlying securities through an auction process. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as current assets in our Consolidated Balance Sheets. As of

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004, $300 million and $19 million of investments in auction rate securities and variable rate demand notes have been included as a component of current “Other assets.”

Concentrations of credit risk
      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, investments held within our trust funds and escrow accounts, accounts receivable and derivative instruments. We control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high quality financial instruments while limiting investments in any one instrument; and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements. In addition, our overall credit risk associated with trade receivables is limited due to the large number of geographically diverse customers we service. At December 31, 2005 and 2004, no single customer represented greater than 5% of total accounts receivable.

Trade and other receivables
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

Landfill accounting
      Cost Basis of Landfill Assets — We capitalize various costs that we incur to make a landfill ready to accept waste. These costs generally include expenditures for land (including the landfill footprint and required landfill buffer property), permitting, excavation, liner material and installation, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, and on-site road construction and other capital infrastructure costs. The cost basis of our landfill assets also includes estimates of future costs associated with landfill final capping, closure and post-closure activities in accordance with SFAS No. 143 and its Interpretations. These costs are discussed below.
      Final Capping, Closure and Post-Closure Costs — Following is a description of these asset retirement activities and our related accounting:

•	Final capping — Involves the installation of flexible membrane liners and geosynthetic clay liners, drainage and compacted soil layers and topsoil over areas of a landfill where total airspace capacity has been consumed. Final capping asset retirement obligations are recorded on a units-of-consumption basis as airspace is consumed related to the specific final capping event with a corresponding increase in the landfill asset. Each final capping event is accounted for as a discrete obligation and recorded as an asset and a liability based on estimates of the discounted cash flows and capacity associated with each final capping event.

•	Closure — Includes the construction of the final portion of methane gas collection systems (when required), demobilization and routine maintenance costs. These are costs incurred after the site ceases

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to accept waste, but before the landfill is certified as closed by the applicable state regulatory agency. These costs are accrued as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Closure obligations are accrued over the life of the landfill based on estimates of the discounted cash flows associated with performing closure activities.

•	Post-closure — Involves the maintenance and monitoring of a landfill site that has been certified closed by the applicable regulatory agency. Generally, we are required to maintain and monitor landfill sites for a 30-year period. These maintenance and monitoring costs are accrued as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Post-closure obligations are accrued over the life of the landfill based on estimates of the discounted cash flows associated with performing post-closure activities.
      We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value under the provisions of SFAS No. 143. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques. In many cases, we contract with third parties to fulfill our obligations for final capping, closure and post-closure. We use historical experience, professional engineering judgment and quoted and actual prices paid for similar work to determine the fair value of these obligations. We are required to recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves. In those instances where we perform the work with internal resources, the incremental profit margin realized is recognized as a component of operating income when the work is performed.
      Additionally, an estimate of fair value should also include the price that marketplace participants are able to receive for bearing the uncertainties inherent in these cash flows. However, when using discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In the waste industry, there is generally not a market for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, we do not believe that it is possible to develop a methodology to reliably estimate a market risk premium. We have excluded any such market risk premium from our determination of expected cash flows for landfill asset retirement obligations.
      Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the year ended December 31, 2005 and 2004, we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted-average rate applicable to our asset retirement obligations at December 31, 2005 is between 6.00% and 7.25%, the range of the credit-adjusted, risk-free discount rates effective since adopting SFAS No. 143 in 2003.
      We record the estimated fair value of final capping, closure and post-closure liabilities for our landfills based on the capacity consumed through the current period. The fair value of final capping obligations is developed based on our estimates of the airspace consumed to date for each final capping event and the expected timing of each final capping event. The fair value of closure and post-closure obligations is developed based on our estimates of the airspace consumed to date for the entire landfill and the expected timing of each closure and post-closure activity. Because these obligations are measured at estimated fair value using present value techniques, changes in the estimated cost or timing of future final capping, closure and post-closure

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
activities could result in a material change in these liabilities, related assets and results of operations. We assess the appropriateness of the estimates used to develop our recorded balances annually, or more often if significant facts change.
      Changes in inflation rates or the estimated costs, timing or extent of future final capping and closure and post-closure activities typically result in both (i) a current adjustment to the recorded liability and landfill asset; and (ii) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of either the related discrete final capping event or the landfill. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our amortization policy, which would generally result in amortization expense being recognized prospectively over the remaining capacity of the final capping event or the landfill, as appropriate. Changes in such estimates associated with airspace that has been fully utilized result in an adjustment to the recorded liability and landfill assets with an immediate corresponding adjustment to landfill airspace amortization expense.
      During the years ended December 31, 2005 and 2004, adjustments associated with changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized airspace resulted in a $12 million and a $20 million net credit to landfill airspace amortization expense, respectively, with the majority of these credits resulting from revised estimates associated with final capping changes. In managing our landfills, our engineers look for ways to reduce or defer our construction costs, including final capping costs. Most of the benefit recognized in 2005 and 2004 was the result of concerted efforts to improve the operating efficiencies of our landfills allowing us to delay spending for final capping activities, landfill expansions that resulted in reduced or deferred final capping costs, or completed final capping construction that cost less than anticipated. Such adjustments to final capping, closure and post-closure were not significant in 2003.
      Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in “Operating” costs and expenses within our Consolidated Statements of Operations.
      Amortization of Landfill Assets — The amortizable basis of a landfill includes (i) amounts previously expended and capitalized, net of the related accumulated airspace amortization; (ii) capitalized landfill final capping, closure and post-closure costs, net of the related accumulated airspace amortization; (iii) projections of future purchase and development costs required to develop the landfill site to its final capacity; and (iv) projections of the cost to be incurred for landfill final capping, closure and post-closure activities. Amortization is recorded on a units-of-consumption basis, applying cost as a rate per ton.
      The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace. For landfills that we do not own, but operate through operating or lease arrangements, the rate per ton is calculated based on the lesser of the contractual term of the underlying agreement or the life of the landfill. We account for each discrete final capping event separately, which results in a per ton amortization rate being calculated based on the estimated number of tons required to fill the airspace associated with a single capping event. The per ton amortization rate for all other components of the cost basis of a landfill is determined using the estimated number of tons necessary to fill the entire landfill’s available and likely expansion airspace. These rates per ton are updated annually, or more often if significant facts change.
      We apply the following guidelines in determining a landfill’s available and likely airspace:

•	Available Airspace — Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining available airspace at our landfills. The available airspace is determined by an annual survey, which is then used to compare the existing landfill topography to the final landfill topography. Once the remaining airspace is determined, an airspace utilization factor (AUF) is established to calculate the remaining capacity in tons.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The AUF is established using the measured density obtained from previous annual surveys and then adjusted to account for settlement. The amount of settlement that is forecasted will take into account several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, and anticipated access to moisture through precipitation or recirculation of landfill leachate. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

•	Expansion Airspace — We also include currently unpermitted airspace in our estimate of available airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year, and the final expansion permit to be received within five years. Second, we must believe the success of obtaining the expansion permit is likely, considering the following criteria:

•	Personnel are actively working to obtain land use and local, state or provincial approvals for an expansion of an existing landfill;

•	It is likely that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

•	Either we or the respective landfill owners have a legal right to use or obtain land to be included in the expansion plan;

•	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could impair the success of such expansion;

•	Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

•	Airspace and related costs, including additional closure and post-closure costs, have been estimated based on conceptual design.

These criteria are initially evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. However, our policy provides that, based on the facts and circumstances of a specific landfill, if these criteria are not met, inclusion of unpermitted airspace may still be allowed. In these circumstances, inclusion must be approved through a landfill-specific review process that includes approval of the Chief Financial Officer and a review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 65 landfill sites with expansions at December 31, 2005, 16 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Thirteen of these landfills required approval by the Chief Financial Officer because legal, community or other issues could impede the expansion process. The remaining three landfills required approval primarily because the permit application processes would not meet the one or five year requirements, generally due to state-specific permitting procedures.

When we include the expansion airspace in our calculations of available airspace, we also include the projected costs for development, as well as the projected asset retirement costs related to final capping, and closure and post-closure of the expansion in the amortization basis of the landfill.
      It is possible that actual results, including the amount of costs incurred, the timing of final capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts, could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower profitability may

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
be experienced due to higher amortization rates, higher final capping, closure or post-closure rates, or higher expenses; or higher profitability may result if the opposite occurs. Most significantly, if our belief that we will receive an expansion permit changes adversely and it is determined that the expansion capacity should no longer be considered in calculating the recoverability of the landfill asset, we may be required to recognize an asset impairment. If it is determined that the likelihood of receiving the expansion permit has become remote, the capitalized costs related to the expansion effort are expensed immediately.
      Environmental Remediation — We are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by operations, or for damage caused by conditions that existed before we acquired a site. Such liabilities include potentially responsible party (“PRP”) investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on several estimates and assumptions.
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
      There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies, (“SFAS No. 5”) and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $165 million higher on a discounted basis than the $289 million recorded in the Consolidated Financial Statements as of December 31, 2005.
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
      Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (2.5% at both December 31, 2005 and December 31, 2004) until the expected time of payment and discount the cost to present value using

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a risk-free discount rate, which is based on the rate for United States treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation (4.25% at both December 31, 2005 and December 31, 2004). We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs and expenses. The portion of our recorded environmental remedial liabilities that has never been subject to inflation or discounting as the amounts and timing of payments are not readily determinable was $57 million and $63 million at December 31, 2005 and 2004, respectively. Had we not discounted any portion of our environmental remedial liability, the amount recorded would have been increased by $36 million at December 31, 2005 and $40 million at December 31, 2004.

Property and equipment (Exclusive of landfills discussed above)
      Property and equipment are initially recorded at cost. Expenditures for major additions and improvements are capitalized. Minor replacements, maintenance and repairs are charged to expense as incurred.
      Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. We assume no salvage value for our depreciable property and equipment. The estimated useful lives for significant property and equipment categories are as follows (in years):

Useful Lives

Vehicles — excluding rail haul cars	3 to 10
Vehicles — rail haul cars	10 to 20
Machinery and equipment — excluding aircraft	3 to 20
Machinery and equipment — aircraft	30
Buildings and improvements — excluding waste-to-energy facilities	5 to 40
Buildings and improvements — waste-to-energy facilities	up to 50
Furniture, fixtures and office equipment	3 to 10
      We include capitalized costs associated with developing or obtaining internal-use software within furniture, fixtures and office equipment. These costs include external direct costs of materials and services used in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the software development project. As of December 31, 2005, capitalized software costs, net of accumulated depreciation, were $42 million.
      When property and equipment are retired, sold or otherwise disposed of, the cost and accumulated depreciation are removed from our accounts and any resulting gain or loss is included in results of operations as increases or offsets to operating expense for the period.

Leases
      We lease property, plant and equipment in the ordinary course of our business. Most of our lease agreements are for equipment needed to support general and administrative functions. However, our most significant lease obligations are for property and equipment specific to our industry, including real property operated as a landfill, transfer station or waste-to-energy facility and equipment such as compactors. Our leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either operating leases or capital leases, as appropriate.
      Operating leases — The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments, for which we are contractually obligated as of December 31, 2005, are disclosed in Note 10.
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

Business combinations
      We account for the assets acquired and liabilities assumed in a business combination based on fair value estimates as of the date of acquisition. These estimates are revised during the allocation period as necessary if, and when, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined. We do not believe potential differences between our fair value estimates and actual fair values are material.
      In certain business combinations, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes or the issuance of permits for expanded landfill airspace. Contingent payments, when incurred, are recorded as purchase price adjustments or compensation expense, as appropriate, based on the nature of each contingent payment. Refer to the Guarantees section of Note 10 for additional information related to these contingent obligations.

Held-for-sale assets
      During our operations review processes, we, from time to time, identify under-performing operations. We assess these operations for opportunities to improve their performance. A possible conclusion of this review may be that offering the related assets for sale to others is in our best interests. Additionally, we continually review our real estate portfolio and identify any surplus property. We classify these assets as held-for-sale when they meet the following criteria: (i) management, having the authority to approve the action, commits to a plan to sell the assets; (ii) the assets are available for immediate sale in their present condition, subject only to conditions that are usual and customary for the sale of such assets; (iii) we are actively searching for a buyer; (iv) the assets are being marketed at a price that is reasonable in relation to their current fair value; (v) actions necessary to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn; and (vi) the sale is probable and the transfer is expected to qualify for recognition as a completed sale within one year. These assets are recorded at the lower of their carrying amount or their fair value less cost to sell and are included within current “Other assets” within our Consolidated Balance Sheets. We continue to review our classification of assets held-for-sale to ensure they meet our held-for-sale criteria.

Discontinued operations
      Quarterly, we analyze our operations that have been divested or classified as held-for-sale in order to determine if they qualify for discontinued operations accounting. Only operations that qualify as a component

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of an entity (“Component”) under generally accepted accounting principles can be included in discontinued operations. We have concluded that routes and contracts do not qualify as a Component, while a business unit or a market area does qualify as a Component. Only Components where we do not have significant continuing involvement with the divested operations would qualify for discontinued operations accounting. For our purposes, continuing involvement would include continuing to receive waste at our landfill, waste-to-energy facility or recycling facility from a divested hauling operation or continuing to dispose of waste at a divested landfill. After completing our analysis at December 31, 2005, we determined that the operations that qualify for discontinued operations accounting are not material to our Consolidated Statements of Operations.

Goodwill and other intangible assets
      Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. As discussed in the Asset impairments section below, we assess our goodwill for impairment at least annually.
      Other intangible assets consist primarily of customer contracts, customer lists, covenants not-to-compete, licenses and permits (other than landfill permits, as all landfill related intangible assets are combined with landfill tangible assets and amortized using our landfill amortization policy). Other intangible assets are recorded at cost and are amortized using either a 150% declining balance approach or on a straight-line basis as we determine appropriate. Customer contracts and customer lists are generally amortized over seven to ten years. Covenants not-to-compete are amortized over the term of the non-compete covenant, which is generally two to five years. Licenses, permits and other contracts are amortized over the definitive terms of the related agreements. If the underlying agreement does not contain definitive terms and the useful life is determined to be indefinite, the asset is not amortized.

Asset impairments
      We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Typical indicators that an asset may be impaired include:

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
      If any of these or other indicators occur, the asset is reviewed to determine whether there has been an impairment. An impairment loss is recorded as the difference between the carrying amount and fair value of the asset. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flow. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is determined by either an internally developed discounted projected cash flow analysis of the asset or asset group or an actual third-party valuation. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in the “Asset impairments and unusual items” line item in our Consolidated Statement of Operations. Several impairment indicators are beyond our control, and cannot be predicted with any certainty whether or not they will occur. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. There are other considerations for impairments of landfills and goodwill, as described below.
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
      Goodwill — At least annually, we assess whether goodwill is impaired. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of each of our reporting unit’s (Group’s) identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances, such as those listed above, that would indicate that, more likely than not, the book value of goodwill has been impaired.

Restricted trust and escrow accounts
      As of December 31, 2005, our restricted trust and escrow accounts consist principally of (i) funds deposited in connection with landfill closure, post-closure and remedial obligations; (ii) funds held in trust for the construction of various facilities; and (iii) funds held in trust for the repayment of our debt obligations. As of December 31, 2005 and 2004, we had $460 million and $647 million, respectively, of restricted trust and escrow accounts, which are generally included in long-term “Other assets” in our Consolidated Balance Sheets.
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

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cash. These amounts are reported in the statement of cash flows as an investing activity when the cash is released from the trust funds. Generally, the funds are fully expended within a few years of the debt issuance. When the debt matures, we repay our obligation with cash on hand and the debt repayments are included as a financing activity in the statement of cash flows.
      Our trust fund assets funded by industrial revenue bonds and held for future capital expenditures are invested in U.S. government agency debt securities with maturities ranging from less than one year to three years. For the years ended December 31, 2005 and 2004, our realized and unrealized gains on these investments have not been material to our results of operations and financial position.
      Debt service funds — Funds are held in trust to meet future principal and interest payments required under certain of our tax-exempt project bonds.

Derivative financial instruments
      We use derivative financial instruments to manage our risk associated with fluctuations in interest rates, commodity prices and foreign currency exchange rates. We use interest rate swaps to maintain a strategic portion of our debt obligations at variable, market-driven interest rates. In prior periods, we have entered into interest rate derivatives in anticipation of our senior note issuances to effectively lock in a fixed interest rate. We enter into commodity derivatives, including swaps and options, to mitigate some of the risk associated with our Recycling Group’s transactions, which can be significantly affected by market prices for recyclable commodities. Short-term foreign currency exchange rate derivatives are often used to hedge our exposure to changes in exchange rates for anticipated cash transactions between us and our Canadian subsidiaries.
      We obtain current valuations of our interest rate hedging instruments from third party pricing models to account for the fair value of outstanding interest rate derivatives. We estimate the future prices of commodity fiber products based upon traded exchange market prices and broker price quotations to derive the current fair value of commodity derivatives. The fair value of our foreign currency exchange rate derivatives is based on quoted market prices. The estimated fair values of derivatives used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedging transaction and the overall management of our exposure to fluctuations in the underlying risks. The fair value of derivatives is included in other current assets, other long-term assets, accrued liabilities or other long-term liabilities, as appropriate. Any ineffectiveness present in either fair value or cash flow hedges is recognized immediately in earnings without offset. There was no significant ineffectiveness in 2005, 2004 or 2003.

•	Cash flow hedges — The effective portion of those derivatives designated as cash flow hedges for accounting purposes is recorded in other comprehensive income within the equity section of our balance sheet. Upon termination, the associated balance in other comprehensive income is amortized to earnings as the hedged cash flows occur.

•	Fair value hedges — The offsetting amounts for those derivatives designated as fair value hedges for accounting purposes are recorded as adjustments to the carrying values of the hedged items. Upon termination, this carrying value adjustment is amortized to earnings over the remaining life of the hedged item.
      As of December 31, 2005, 2004 and 2003, the net fair value and earnings impact of our commodity and foreign currency derivatives were immaterial to our financial position and results of operations. As further discussed in Note 7, our use of interest rate derivatives to manage our fixed to floating rate position has had a material impact on our operating cash flows, carrying value of debt and interest expense during these periods.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-insurance reserves and recoveries
      We have retained a portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated with the assistance of external actuaries and by factoring in pending claims and historical trends and data. The gross estimated liability associated with settling unpaid claims is included in “Accrued liabilities” if expected to be settled within one year, or otherwise is included in long-term “Other liabilities.” Estimated insurance recoveries related to recorded liabilities are reflected as current “Other receivables” or long-term “Other assets,” when we believe that the receipt of such amounts is probable.

Foreign currency
      We have significant operations in Canada. The functional currency of our Canadian subsidiaries is Canadian dollars. The assets and liabilities of our foreign operations are translated to U.S. dollars using the exchange rate at the balance sheet date. Revenues and expenses are translated to U.S. dollars using the average exchange rate during the period. The resulting translation difference is reflected as a component of other comprehensive income.

Revenue recognition
      Our revenues are generated from the fees we charge for waste collection, transfer, disposal and recycling services and the sale of recycled commodities, electricity and steam. The fees charged for our services are generally defined in our service agreements and vary based on contract specific terms such as frequency of service, weight, volume and the general market factors influencing a region’s rates. We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations, recycling commodities are delivered or as kilowatts are delivered to a customer by a waste-to-energy facility or independent power production plant.
      We bill for certain services prior to performance. Such services include, among others, certain residential contracts that are billed on a quarterly basis and equipment rentals. These advance billings are included in deferred revenues and recognized as revenue in the period service is provided.

Capitalized interest
      We capitalize interest on certain projects under development, including landfill projects and likely landfill expansion projects, and on certain assets under construction, including internal-use software, operating landfills and waste-to-energy facilities. During 2005, 2004 and 2003, total interest costs were $505 million, $477 million and $461 million, respectively, of which $9 million for 2005 and $22 million for both 2004 and 2003, were capitalized, primarily for landfill construction costs. The capitalization of interest for operating landfills is based on the costs incurred on discrete landfill cell construction projects that are expected to exceed $500,000 and require over 60 days to construct. In addition to the direct cost of the cell construction project, the calculation of capitalized interest includes an allocated portion of the common landfill site costs. The common site costs include the development costs of a landfill project or the purchase price of an operating landfill, and the ongoing infrastructure costs benefiting the landfill over its useful life. These costs are amortized to expense in a manner consistent with other landfill site costs. The decline in the amount of interest capitalized in 2005 as compared with prior years results from fewer projects on which interest was capitalized in the current year and an adjustment in the second quarter of 2005 reducing amounts previously capitalized to a large capital project.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes
      Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes.

Accounting for stock options
      Historically, we have accounted for our stock-based compensation, as discussed in detail in Note 15, using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended. Pursuant to APB Opinion No. 25, we generally have not recognized compensation cost for our stock options because the number of shares potentially issuable and the exercise price, which is equal to the fair market value of the underlying stock on the date of grant, are fixed. Refer to Note 23 for discussion of the impact of new accounting pronouncements.
      During the fourth quarter of 2005, we recognized a charge to compensation expense of $2 million for the accelerated vesting of all unvested stock options effective December 28, 2005. We estimate that the acceleration eliminated approximately $55 million in compensation expense, or $34 million net of tax, that would have been recognized under the provisions of SFAS No. 123 (revised 2004), Share Based Payment (“SFAS No. 123(R)”), over the next three years as the stock options vested. For additional information related to this modification of outstanding awards, refer to Note 15. The following schedule reflects the pro forma impact on net income and earnings per common share of accounting for our stock option grants using SFAS No. 123, Accounting for Stock-Based Compensation, which includes a pro forma charge of $41 million, net of tax, for the accelerated vesting of our outstanding stock options (in millions, except per share amounts):

	Years Ended December 31,

	2005	2004	2003

Reported net income	$1,182	$939	$630
Less: compensation expense per SFAS No. 123, net of tax benefit	87	57	68

Pro forma net income	$1,095	$882	$562

Basic earnings per common share:
Reported net income	$2.11	$1.63	$1.07
Less: compensation expense per SFAS No. 123, net of tax benefit	0.15	0.10	0.12

Pro forma net income	$1.96	$1.53	$0.95

Diluted earnings per common share:
Reported net income	$2.09	$1.61	$1.06
Less: compensation expense per SFAS No. 123, net of tax benefit	0.15	0.10	0.11

Pro forma net income	$1.94	$1.51	$0.95

Stock options and warrants outstanding (in millions)	34.8	43.9	49.2
Weighted average fair value per share of stock options granted during related year	$6.26	$7.23	$7.53

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of our stock option grants in the table above was estimated utilizing the Black-Scholes option pricing model. The following weighted average assumptions were used: dividend yield from zero to 2.95%; risk-free interest rates, which vary for each grant, ranging from 1.34% to 4.24%; expected life of six years for all grants; and stock price volatility ranging from 22.75% to 34.02%. Black-Scholes is a formula that calculates an estimated value of stock options based on appreciation and interest rate assumptions. Therefore, the fair value calculation of a stock option using Black-Scholes is not necessarily indicative of the actual value of a stock option.
      As a result of both the changes in accounting for share-based payments and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, in 2004, our Board of Directors approved a substantial change in the form of equity-based awards that we grant. In prior years, stock option awards were the primary form of equity-based compensation. Beginning in 2005, we replaced this form of compensation with restricted stock units and performance share units. We do not intend to include stock options as a component of our future long-term incentive plans. Additional information regarding the significant terms of our restricted stock units and performance share units, 2005 grants and the related compensation expense is included in Note 15.

Contingent liabilities
      We estimate the amount of potential exposure we may have with respect to claims, assessments and litigation in accordance with SFAS No. 5. We are party to pending or threatened legal proceedings covering a wide range of matters in various jurisdictions. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such litigation.

Supplemental cash flow information
      Non-cash investing and financing activities are excluded from the Consolidated Statements of Cash Flows. For the years ended December 31, 2005, 2004 and 2003, non-cash activities included proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds, of $201 million, $283 million and $456 million, respectively. We also have increases in our debt obligations as a result of acquisitions and non-cash borrowings. In 2004, the primary component of our non-cash financings was the issuance of $118.5 million of debt in return for our equity investment in two synthetic fuel production facilities. These investments are discussed in detail in Note 8. This activity was not significant for the years ended December 31, 2005 or 2003.
      On December 15, 2005, we declared our first quarterly cash dividend for 2006. The dividend is $0.22 per common share and is payable March 24, 2006 to stockholders of record on March 6, 2006. As of December 31, 2005, $122 million has been accrued for this dividend declaration. As the dividend payment does not occur until March 2006, it has been excluded from our “Net cash used in financing activities” in our Consolidated Statement of Cash Flows for the year ended December 31, 2005.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Landfill and Environmental Remediation Liabilities
      Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	December 31, 2005			December 31, 2004

		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$114	$47	$161	$100	$62	$162
Long-term	938	242	1,180	879	262	1,141

	$1,052	$289	$1,341	$979	$324	$1,303

      The changes to landfill and environmental remediation liabilities for the years ended December 31, 2004 and 2005 are as follows (in millions):

		Environmental
	Landfill	Remediation

December 31, 2003	$958	$332
Obligations incurred and capitalized	61	—
Obligations settled	(83)	(31)
Interest accretion	64	11
Revisions in estimates	(18)	8
Acquisitions, divestitures and other adjustments	(3)	4

December 31, 2004	979	324
Obligations incurred and capitalized	62	—
Obligations settled	(51)	(52)
Interest accretion	66	10
Revisions in estimates	(6)	12
Acquisitions, divestitures and other adjustments	2	(5)

December 31, 2005	$1,052	$289

      Anticipated payments of currently identified environmental remediation liabilities for the next five years and thereafter as measured in current dollars are reflected below (in millions). Our recorded liabilities as of December 31, 2005 include the impact of inflating certain of these costs based on our expectations for the timing of cash settlement and discounting certain of these costs to present value.

2006	2007	2008	2009	2010	Thereafter

$47	$39	$24	$16	$14	$202
      At several of our landfills, we provide financial assurance by depositing cash into restricted escrow accounts or trust funds for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $205 million at December 31, 2005, and is primarily included as long-term “Other assets” in our Consolidated Balance Sheet. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iii) acquisitions or divestitures of landfills; and (iv) changes in the fair value of the financial instruments held in the trust fund or escrow account.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment
      Property and equipment at December 31 consisted of the following (in millions):

	2005	2004

Land	$506	$493
Landfills	10,349	10,048
Vehicles	3,648	3,578
Machinery and equipment	2,829	2,718
Containers	2,276	2,263
Buildings and improvements	2,325	2,285
Furniture, fixtures and office equipment	575	616

	22,508	22,001
Less accumulated depreciation on tangible property and equipment	(6,390)	(5,971)
Less accumulated landfill airspace amortization	(4,897)	(4,554)

	$11,221	$11,476

      Depreciation and amortization expense was comprised of the following for the years ended December 31 (in millions):

	2005	2004	2003

Depreciation on tangible property and equipment(a)	$847	$840	$798
Amortization of landfill airspace	483	458	429

Depreciation and amortization expense	$1,330	$1,298	$1,227

(a)	These amounts include amortization expense for assets recorded as capital leases.

6.	Goodwill and Other Intangible Assets
      We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in 2005, 2004 or 2003. Additionally, we did not encounter any events or changes in circumstances that indicated that impairment was more likely than not during interim periods in 2005, 2004 or 2003. However, there can be no assurance that goodwill will not be impaired at any time in the future.
      Refer to Note 20 for a reconciliation of changes in our goodwill during 2005 and 2004 by reportable segment.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our other intangible assets as of December 31, 2005 and 2004 were comprised of the following (in millions):

			Licenses,
	Customer	Covenants	Permits
	Contracts and	Not-to-	and
	Customer Lists	Compete	Other	Total

December 31, 2005
Intangible assets	$133	$69	$64	$266
Less accumulated amortization	(69)	(37)	(10)	(116)

	$64	$32	$54	$150

December 31, 2004
Intangible assets	$151	$70	$60	$281
Less accumulated amortization	(85)	(35)	(9)	(129)

	$66	$35	$51	$152

      Landfill operating permits are not presented above and are recognized on a combined basis with other landfill assets and amortized using our landfill amortization method. Amortization expense for other intangible assets was $31 million for 2005 and $38 million for both 2004 and 2003. At December 31, 2005, we had $5 million of other intangible assets that are not subject to amortization. The intangible asset amortization expense estimated as of December 31, 2005, for the next five years is as follows (in millions):

2006	2007	2008	2009	2010

$26	$21	$18	$14	$11

7.	Debt and Interest Rate Derivatives

Debt
      Debt at December 31 consisted of the following (in millions):

	2005	2004

Revolving credit and letter of credit facilities	$—	$—
Canadian credit facility	340	—
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.00% to 8.75% (weighted average interest rate of 7.0% at December 31, 2005 and 2004)	5,155	5,344
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 2.3% to 7.4% (weighted average interest rate of 4.2% at December 31, 2005 and 3.6% at December 31, 2004)	2,291	2,047
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 3.6% to 9.3% (weighted average interest rate of 5.3% at December 31, 2005 and 5.2% at December 31, 2004)	404	496
5.75% convertible subordinated notes due 2005	—	35
Capital leases and other, maturing through 2036, interest rates up to 12%	497	644

	$8,687	$8,566

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revolving credit and letter of credit facilities — We have a $2.4 billion syndicated revolving credit facility that matures in October 2009, a $350 million letter of credit facility that matures in December 2008 and $295 million of letter of credit and term loan agreements maturing at various points through June 2013. These credit facilities generally have been used to issue letters of credit to support our bonding and financial assurance needs. Our letters of credit generally have terms providing for automatic renewal after one year. In the event of an unreimbursed draw on a letter of credit, the amount of the draw paid by the letter of credit provider generally converts into a term loan for the remaining term of the respective agreement or facility. Through December 31, 2005, we had not experienced any unreimbursed draws on letters of credit.
      As of December 31, 2005, no borrowings were outstanding under our revolving credit or letter of credit facilities, and we had unused and available credit capacity of $963 million under the facilities discussed above. The following table summarizes our outstanding letters of credit (in millions) categorized by each major facility outstanding at December 31:

	2005	2004

Revolving credit facility	$1,459	$1,366
Letter of credit facility	328	349
Letter of credit and term loan agreements	295	282
Other	69	88

	$2,151	$2,085

      Canadian Credit Facility — In November 2005, Waste Management of Canada Corporation, one of our wholly-owned subsidiaries, entered into a three-year credit facility agreement. The agreement was entered into to facilitate WMI’s repatriation of accumulated earnings and capital from its Canadian subsidiaries (See Note 8). The agreement, which matures November 30, 2008, allowed Waste Management of Canada Corporation to borrow up to Canadian $410 million at any time on or before December 31, 2005. Any unused portion of the available credit was subject to immediate cancellation. As of December 31, 2005, the entire credit capacity of the facility had been advanced resulting in proceeds of U.S. $339 million. The advances do not accrue interest during their terms. Accordingly, the proceeds we received were for the principal amount of U.S. $353 million net of the total interest obligation due for the term of the advance. The difference between the principal borrowed and proceeds received is being amortized to interest expense using the effective interest method with a corresponding increase in our recorded debt obligation. During December 2005, we increased the carrying value of the debt for the recognition of $1 million of interest expense for the facility. The advances have a weighted average effective interest rate of 4.39% and mature either three months or twelve months from the date of issuance. However, the terms of the credit facility allow Waste Management of Canada Corporation to elect to renew the advances. As of December 31, 2005, we expect to repay U.S. $86 million of outstanding advances with available cash and renew the remaining borrowings under the terms of the facility. Accordingly, $86 million of debt associated with these borrowings is classified as current in our December 31, 2005 Consolidated Balance Sheet and the remaining borrowings have been classified as long-term.
      Senior notes — On May 15, 2005, $100 million of 7.00% senior notes and $3 million of 6.65% senior notes matured and were repaid with cash on hand. During March 2004, we issued $350 million of 5.0% senior notes due March 15, 2014. Interest on the notes is payable on March 15 and September 15 of each year. The net proceeds of the offering were $346 million after deducting underwriters’ discounts and expenses. These proceeds were used to repay $150 million of 8.0% senior notes due April 30, 2004 and $200 million of 6.5% senior notes due May 15, 2004. In the fourth quarter of 2004, we paid, with cash on hand, $295 million of 7.0% senior notes due October 1, 2004. We have $300 million of 7.0% senior notes that mature in October 2006 that we currently expect to repay with available cash. Accordingly, this obligation has been reflected as a current liability in our Consolidated Balance Sheet as of December 31, 2005.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Tax-exempt bonds — We actively issue tax-exempt bonds as a means of accessing low-cost financing. We issued $246 million of tax-exempt bonds during 2005 and $345 million of tax-exempt bonds during 2004, $35 million of which was issued to refinance higher rate tax-exempt debt. The proceeds from these debt issuances may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill construction and development, equipment, vehicles and facilities in support of our operations. Proceeds from bond issues are held in trust until such time as we incur qualified expenditures, at which time we are reimbursed from the trust funds. We issue both fixed and floating rate obligations. Interest rates on floating rate bonds are re-set on a weekly basis and the underlying bonds are supported by letters of credit.
      Tax-exempt project bonds — Tax-exempt project bonds have been used by our Wheelabrator Group to finance the development of waste-to-energy facilities. These facilities are integral to the local communities they serve, and, as such, are supported by long-term contracts with multiple municipalities. The bonds generally have periodic amortizations that are supported by the cash flow of each specific facility being financed. During the year ended December 31, 2005, we repaid $91 million of these bonds with either available cash or debt service funds.
      Convertible subordinated notes — Approximately $35 million of 5.75% convertible subordinated notes were repaid, with cash on hand, upon maturity at January 24, 2005.
      Scheduled debt payments — The schedule of anticipated debt and capital lease payments (including the current portion) for the next five years is presented below (in millions). Our recorded debt and capital lease obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities. These amounts have been excluded here because they will not result in cash payments.

2006(a),(b),(c)	2007	2008	2009	2010

$806	$533	$541	$685	$716

(a)	Our debt obligations as of December 31, 2005 include $333 million of fixed rate tax-exempt bonds subject to re-pricing within the next twelve months, which is prior to their scheduled maturities. If the re-offering of the bonds is unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit supported by our long-term facilities that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation. However, these bonds have been classified as long-term in our Consolidated Balance Sheet as of December 31, 2005. The classification of these obligations as long-term was based upon our intent to refinance the borrowings with other long-term financings in the event of a failed re-offering and our ability, in the event other sources of long-term financing are not available, to use our five-year revolving credit facility.

(b)	At December 31, 2005, we have $615 million of tax-exempt bonds and $46 million of tax-exempt project bonds that are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit guaranteeing repayment of the bonds in this event. We classified these borrowings as long-term in our Consolidated Balance Sheet at December 31, 2005 because the borrowings are supported by letters of credit primarily issued under our five-year revolving credit facility, which is long-term.

(c)	We have classified approximately $290 million of our debt obligations with contractual maturities on or before December 31, 2006 as long-term in our Consolidated Balance Sheet at December 31, 2005 because we have the intent and ability to refinance these obligations with long-term debt instruments.
     Secured debt — Our debt balances are generally unsecured, except for $313 million of the tax-exempt project bonds outstanding at December 31, 2005 that were issued by certain subsidiaries within our Wheelabrator Group. These bonds are secured by the related subsidiaries’ assets that have a carrying value of $466 million and the related subsidiaries’ future revenue. Additionally, our consolidated variable interest entities have $86 million of outstanding borrowings that are collateralized by certain of their assets. These assets have a carrying value of $377 million as of December 31, 2005. See Note 19 for further discussion.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Covenants
      Our revolving credit facility and certain other financing agreements contain financial covenants. The most restrictive of these financial covenants are contained in our revolving credit facility. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the revolving credit facility:

	Requirement	December 31,	December 31,
Covenant	per Facility	2005	2004

Interest coverage ratio	>2.75 to 1	3.7 to 1	3.5 to 1
Total debt to EBITDA	<3.5 to 1	2.7 to 1	2.8 to 1
      Our revolving credit facility and senior notes also contain certain restrictions intended to monitor our level of indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2005, we were in compliance with the covenants and restrictions under all of our debt agreements.

Interest rate swaps
      We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt, which was approximately 65% fixed and 35% floating at December 31, 2005. We do not use interest rate derivatives for trading or speculative purposes. Our significant interest rate swap agreements that were outstanding as of December 31, 2005 and 2004 are set forth in the table below (dollars in millions):

	Notional						Fair Value Net
As of	Amount	Receive		Pay		Maturity Date	Liability(a)

December 31, 2005	$2,350	Fixed	5.00%-7.65%	Floating	4.33%-8.93%	Through December 15, 2017	$(131	)(b)
December 31, 2004	$2,550	Fixed	5.00%-7.65%	Floating	2.36%-6.95%	Through December 15, 2017	$(84	)(c)

(a)	These interest rate derivatives qualify for hedge accounting. Therefore, the fair value of each interest rate derivative is included in our Consolidated Balance Sheets as either a component of long-term “Other assets” or long-term “Other liabilities,” and fair value adjustments to the underlying debt are deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instrument.

(b)	The fair value for these interest rate derivatives is comprised of $2 million of long-term assets and $133 million of long-term liabilities.

(c)	The fair value for these interest rate derivatives is comprised of $7 million of long-term assets and $91 million of long-term liabilities.
     Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $47 million as of December 31, 2005 and $135 million as of December 31, 2004. The following

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
table summarizes the accumulated fair value adjustments from interest rate swap agreements by underlying debt instrument category at December 31 (in millions):

Increase (decrease) in carrying value of debt due to
hedge accounting for interest rate swaps	2005	2004

Senior notes and debentures:
Active swap agreements	$(131)	$(84)
Terminated swap agreements(a)	177	218

	46	134
Tax-exempt and project bonds:
Terminated swap agreements(a)	1	1

	$47	$135

(a)	At December 31, 2005, $41 million (on a pre-tax basis) of the carrying value of debt associated with terminated swap agreements is scheduled to be reclassified as a credit to interest expense over the next twelve months. Approximately $42 million (on a pre-tax basis) of the December 31, 2004 balance was reclassified into earnings during 2005.
     Interest rate swap agreements reduced net interest expense by $39 million for the year ended December 31, 2005, $90 million for the year ended December 31, 2004 and $96 million for the year ended December 31, 2003. The significant terms of the interest rate contracts and the underlying debt instruments are identical and therefore no ineffectiveness has been realized.

Interest rate locks
      We have entered into cash flow hedges to secure underlying interest rates in anticipation of senior note issuances. These hedging agreements resulted in a deferred loss, net of taxes, of $32 million at December 31, 2005 and $35 million at December 31, 2004, which is included in accumulated other comprehensive income. As of December 31, 2005, $6 million (on a pre-tax basis) is scheduled to be reclassified into interest expense over the next twelve months.

8.	Income Taxes
      For financial reporting purposes, income before income taxes and cumulative effect of changes in accounting principles, showing domestic and foreign sources, was as follows (in millions):

	Years Ended December 31,

	2005	2004	2003

Domestic	$957	$1,088	$1,033
Foreign(a)	135	90	90

Income before income taxes and cumulative effect of changes in accounting principles	$1,092	$1,178	$1,123

(a)	The increase in foreign income in 2005 as compared with 2004 and 2003 is primarily attributable to a gain on the divestiture of a landfill in Ontario, Canada, which is discussed in Note 12.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provision for income taxes
      The provision for taxes on income before cumulative effect of changes in accounting principles consisted of the following (in millions):

	Years Ended December 31,

	2005	2004	2003

Current:
Federal	$(80)	$20	$12
State	39	52	19
Foreign	12	19	10

	(29)	91	41

Deferred:
Federal	(63)	136	308
State	(22)	14	49
Foreign	24	6	6

	(61)	156	363

Provision for income taxes	$(90)	$247	$404

      The U.S. federal statutory income tax rate is reconciled to the effective rate as follows:

	Years Ended December 31,

	2005	2004	2003

Income tax expense at U.S. federal statutory rate	35.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefit	3.15	3.59	4.03
Nonconventional fuel tax credits	(12.20)	(10.21)	(2.48)
Taxing authority audit settlements and other tax adjustments	(33.92)	(7.05)	(0.53)
Nondeductible costs relating to acquired intangibles	0.90	0.48	0.81
Tax rate differential on foreign income	1.80	(1.39)	(0.90)
Cumulative effect of change in tax rates	(1.18)	—	—
Other	(1.79)	0.55	0.05

Provision for income taxes	(8.24)%	20.97%	35.98%

      Non-conventional fuel tax credits — The favorable impact of non-conventional fuel tax credits has been derived from our landfills and our investments in two coal-based, synthetic fuel production facilities (the “Facilities”), which are discussed in more detail below. The fuel generated from our landfills and the Facilities qualifies for tax credits through 2007 pursuant to Section 29 of the Internal Revenue Code, but may be phased out if the price of oil exceeds an annual average price threshold determined by the U.S. Internal Revenue Service.
      The tax credits generated by our landfills are provided by our Renewable Energy Program, under which we develop, operate and promote the beneficial use of landfill gas. Our recorded taxes include benefits of $34 million, $32 million and $28 million for the years ended December 31, 2005, 2004 and 2003, respectively, from tax credits generated by our landfill gas-to-energy projects.
      In the first and second quarters of 2004, we acquired minority ownership interests in the Facilities, which result in the recognition of our pro-rata share of the Facilities’ losses, the amortization of our initial

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investments and additional expense associated with other estimated obligations being recorded as “Equity in net losses of unconsolidated entities” within our Consolidated Statements of Operations. The following table summarizes the impact of our investments in the Facilities on our Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 (in millions):

	Years Ended
	December 31,

	2005	2004

Equity in losses of unconsolidated entities	$(112)	$(102)
Interest expense	(7)	(8)
Benefit from income taxes(a)	145	131

Net income	$26	$21

a)	The benefit from income taxes attributable to the Facilities includes tax credits of $99 million and $88 million for the years ended December 31, 2005 and 2004, respectively.
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
      Tax audit settlements — At December 31, 2003, we were either within the examination or appeals phase of IRS audits for the years 1989 to 2001. Since then, the audits for these periods have been completed, which have resulted in net tax benefits upon resolution. The settlement of tax audits during 2005 resulted in a reduction in income tax expense of $398 million, or $0.70 per diluted share. During 2004, we realized $101 million in tax benefits, or $0.17 per diluted share, related to audit settlements as well as realized $46 million in interest income as a result of these settlements. In 2003, the settlement of tax audits resulted in a $6 million tax benefit, or $0.01 per diluted share. The reduction in income taxes recognized is primarily attributable to the associated reduction in our accrued tax and related accrued interest liabilities. For information regarding the status of current activity, refer to Note 10.
      Repatriation of earnings in foreign subsidiaries — On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) became law. A provision of the Act allowed U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate during 2005. We decided to repatriate net accumulated earnings and capital from certain of our Canadian subsidiaries in accordance with this provision, which were previously accounted for as permanently reinvested in accordance with APB Opinion No. 23, Accounting for Income Taxes — Special Areas. During 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan under which we repatriated $496 million of our accumulated foreign earnings and capital through cash on hand as well as debt borrowings. Refer to Note 7 for discussion on the related debt issuance. During 2005, we accrued $34 million in tax expense for these repatriations. The repatriation of earnings from our Canadian subsidiaries increased our 2005 effective tax rate by approximately 3.1%, which has been reflected as a component of the “Tax rate differential on foreign income” line item of the effective tax rate reconciliation provided above.
      At December 31, 2005, remaining unremitted earnings in foreign operations was approximately $230 million, which is considered permanently invested and, therefore, no provision for income taxes has been accrued for these unremitted earnings.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities)
      The components of the net deferred tax assets (liabilities) at December 31 are as follows (in millions):

	December 31,

	2005	2004

Deferred tax assets:
Net operating loss, capital loss and tax credit carryforwards	$400	$368
Landfill and environmental remediation liabilities	26	63
Miscellaneous and other reserves	246	222

Subtotal	672	653
Valuation allowance	(335)	(334)
Deferred tax liabilities:
Property and equipment	(1,063)	(1,150)
Goodwill and other intangibles	(544)	(491)

Net deferred tax liabilities	$(1,270)	$(1,322)

      At December 31, 2005 we had $29 million of federal net operating loss (“NOL”) carryforwards, $4.1 billion of state NOL carryforwards, and $79 million of Canadian NOL carryforwards. The federal and state NOL carryforwards have expiration dates through the year 2025. The Canadian NOL carryforwards have the following expiry: $26 million in 2006, $27 million in 2007, $24 million in 2009, $1 million in 2010 and $1 million in 2011. We have $39 million of alternative minimum tax credit carryforwards that may be used indefinitely and state tax credit carryforwards of $13 million.
      We have established valuation allowances for uncertainties in realizing the benefit of tax loss and credit carryforwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation. The valuation allowance increased $1 million in 2005 primarily due to the uncertainty of realizing federal and state NOL carryforwards and tax credits.

9.	Employee Benefit Plans
      Our Waste Management Retirement Savings Plan (“Savings Plan”) covers employees (except those working subject to collective bargaining agreements, which do not provide for coverage under such plans) following a 90-day waiting period after hire. Through December 31, 2004 eligible employees were allowed to contribute up to 15% of their annual compensation. Effective January 1, 2005, eligible employees may contribute as much as 25% of their pay under the Savings Plan. All employee contributions are subject to annual contribution limitations established by the IRS. Under the Savings Plan, we match, in cash, 100% of employee contributions on the first 3% of their eligible compensation and match 50% of employee contributions on the next 3% of their eligible compensation, resulting in a maximum match of 4.5%. Both employee and company contributions vest immediately. Charges to operations for our defined contribution plans were $48 million in 2005, $46 million in 2004 and $43 million in 2003.
      Waste Management Holdings, Inc. (“WM Holdings”) and certain of its subsidiaries provided post-retirement health care and other benefits to eligible employees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retired employees as of December 31, 1998. The benefit obligation for these plans was $58 million and $62 million at December 31, 2005 and 2004, respectively. The discount rate assumptions used in the measurement of our benefit obligations as of December 31, 2005 and 2004 was 5.5%. The accrued benefit liability as of December 31, 2005 and 2004

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was $60 million and $62 million, respectively, which is reflected in “Accrued liabilities” in our Consolidated Balance Sheets.
      Participants in the WM Holdings post-retirement plan contribute to the cost of the benefit. For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care claims was assumed for 2005 (being an average of the rate used by all plans); the rate was assumed to gradually decrease to 5.5% in 2010 and remain at that level thereafter.
      A 1% change in assumed health care cost trend rates has no significant effect on total service and interest cost components of net periodic post-retirement health care costs. A 1% increase or decrease in assumed health care cost trend rates would increase or decrease the accumulated post-retirement benefit obligation by approximately $5 million.
      Certain of our subsidiaries participate in various multi-employer employee benefit and pension plans covering union employees not covered under other pension plans. These multi-employer plans are generally defined contribution plans. Specific benefit levels provided by union pension plans are not negotiated with or known by the employer contributors. Additionally, we have one instance of a site-specific plan for employees not covered under other plans. The projected benefit obligation, plan assets and unfunded liability of the multi-employer pension plans and the site specific plan are not material. Contributions of $40 million in 2005, $35 million in 2004 and $31 million in 2003 were charged to operations for those subsidiaries’ defined benefit and contribution plans.

10.	Commitments and Contingencies
      Financial instruments — We have obtained letters of credit, performance bonds and insurance policies, and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, environmental remediation, and other obligations.
      Historically, our revolving credit facilities have been used to obtain letters of credit to support our bonding and financial assurance needs. We also have letter of credit and term loan agreements and a letter of credit facility that were established to provide us with additional sources of capacity from which we may obtain letters of credit. These facilities and agreements are discussed further in Note 7. We obtain surety bonds and insurance policies from an affiliated entity that we have an investment in and account for under the cost method. Additionally in 2003, we guaranteed the debt of a newly-formed surety company in order to assist in the establishment of that entity. The terms of this guarantee are further discussed within the Guarantees section of this note. This variable interest entity is consolidated as described in Note 19. We also obtain insurance from a wholly-owned insurance company, the sole business of which is to issue policies for the parent holding company and its other subsidiaries, to secure such performance obligations. In those instances where our use of captive insurance is not allowed, we generally have available alternative bonding mechanisms.
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

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. Our exposure, however, could increase if our insurers were unable to meet their commitments on a timely basis.
      We have retained a portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The estimated accruals for these liabilities could be affected if future occurrences or loss development significantly differ from utilized assumptions. As of December 31, 2005, our insurance programs carried self-insurance exposures of up to $2.5 million, $1 million and $20,000 per incident with regards to general liability, workers’ compensation and auto, respectively. Effective January 1, 2006, we increased the per incident deductible for our auto insurance programs to $1 million. Self-insurance claims reserves acquired as part of our acquisition of WM Holdings in July 1998 were discounted at 4.25% at December 31, 2005 and 2004. The changes to our net insurance liabilities for the years ended December 31, 2004 and 2005 are summarized below (in millions):

	Gross	Estimated	Net
	Claims	Insurance	Claims
	Liability	Recoveries	Liability

Balance, December 31, 2003	$644	$(293)	$351
Self-insurance expense incurred	266	(82)	184
Payments made to fund self-insurance related liabilities	(229)	60	(169)

Balance, December 31, 2004	681	(315)	366
Self-insurance expense incurred	227	(46)	181
Payments made to fund self-insurance related liabilities	(248)	67	(181)

Balance, December 31, 2005	$660	$(294)	$366

Current portion at December 31, 2005	$232	$(137)	$95
Long-term portion at December 31, 2005	$428	$(157)	$271
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
      Operating leases — Rental expense for leased properties was $129 million, $127 million and $174 million during 2005, 2004 and 2003, respectively. These amounts primarily include rents under long-term operating leases. Contractual payments due during the next five years and thereafter on long-term operating lease obligations are noted below. The decrease in rental expense for 2005 and 2004 as compared with 2003 is primarily attributable to the consolidation of two limited liability companies from which we lease three waste-to-energy facilities as of December 31, 2003. See Note 2 for discussion.
      Our minimum contractual payments for lease agreements during future periods is significantly less than current year rent expense because our significant lease agreements at landfills have variable terms based either

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on a percentage of revenue or a rate per ton of waste received. Our minimum operating lease payments for the next five years are as follows (in millions):

2006	2007	2008	2009	2010

$75	$68	$55	$47	$39
      Other long-term commitments  — We have the following unconditional obligations:

•	Share Repurchases — In December 2005, we entered into an agreement to repurchase $275 million of our common stock through an accelerated share repurchase transaction in January 2006. The terms of the accelerated share repurchase transaction are discussed in Note 14.

•	Fuel Supply — We have purchase agreements expiring at various dates through 2010 that require us to purchase minimum amounts of waste and conventional fuels at our independent power production plants. These fuel supplies are used to produce electricity for sale to electric utilities, which is generally subject to the terms and conditions of long-term contracts. Our purchase agreements have been established based on the plants’ anticipated fuel supply needs to meet the demands of our customers under these long-term electricity sale contracts. Under our fuel supply take-or-pay contracts, we are generally obligated to pay for a minimum amount of waste or conventional fuel at a stated rate even if such quantities are not required in our operations.

•	Disposal — We have several agreements expiring at various dates through 2030 that require us to dispose of a minimum number of tons at third party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities.

•	Waste Paper — We are party to a waste paper purchase agreement that expires in 2010 that requires us to purchase a minimum number of tons of waste paper from the counterparty. The cost per ton of waste paper purchased is based on market prices plus the cost of delivery of the product to our customers.

•	Royalties — Certain of our landfill operating agreements require us to make minimum royalty payments to the prior land owners, lessors or host community where the landfill is located. Our obligations under these agreements expire at various dates through 2023. Although the agreements provide for minimum payments, the actual payments we expect to make under the agreements, which are based on per ton rates for waste received at the landfill, are significantly higher.
      Our unconditional obligations are established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates. Our actual future obligations under these outstanding agreements are generally quantity driven, and, as a result, our associated financial obligations are not fixed as of December 31, 2005. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or liquidity.
      In addition to the unconditional obligations discussed above, we are party to contracts that require us to purchase an established percentage of our annual expenditures for equipment used in our collection operations and certain materials used for landfill construction and final capping activities from specific vendors. These agreements do not establish minimum purchase obligations, and expire in 2006.
      Guarantees — We have entered into the following guarantee agreements associated with our operations:

•	As of December 31, 2005, WM Holdings, one of WMI’s wholly-owned subsidiaries, has fully and unconditionally guaranteed all of WMI’s senior indebtedness, which matures through 2032. WMI has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, which matures

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through 2026. Performance under these guarantee agreements would be required if either party defaulted on its respective obligations. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 22 for further information.

•	WMI and WM Holdings have guaranteed the tax-exempt bonds and other debt obligations of their subsidiaries. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WMI or WM Holdings will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 7 for information related to the balances and maturities of our tax-exempt bonds.

•	We have guaranteed certain financial obligations of unconsolidated entities. The related obligations, which mature through 2020, are not recorded on our Consolidated Balance Sheets. As of December 31, 2005, our maximum future payments associated with these guarantees are approximately $25 million. We do not believe that it is likely that we will be required to perform under these guarantees.

•	As of December 31, 2005, we had issued a $24.8 million letter of credit to support the debt of a surety bonding company. We initially guaranteed the debt of this entity during the third quarter of 2003. At that time we determined that we are the primary beneficiary of this entity under the provisions of FIN 46. As a result, since the third quarter of 2003, this variable interest entity has been consolidated into our financial statements. The guaranteed obligation is primarily included as a component of “Long-term debt” in our Consolidated Balance Sheets. See Note 19 for additional discussion about our financial interest in this surety bonding company.

•	WM Holdings has guaranteed all reimbursement obligations of WMI under its $350 million letter of credit facility and $295 million letter of credit and term loan agreements. Under those facilities, WMI must reimburse the entities funding the facilities for any draw on a letter of credit supported by the facilities. As of December 31, 2005, we had $623 million in outstanding letters of credit under these facilities.

•	In connection with the $350 million letter of credit facility, WMI and WM Holdings guaranteed the interest rate swaps entered into by the entity funding the letter of credit facility. The probability of loss for the guarantees was determined to be remote and the fair value of the guarantees is immaterial to our financial position and results of operations.

•	Certain of our subsidiaries have guaranteed the market value of certain homeowners’ properties that are adjacent to our landfills. These guarantee agreements generally extend over the life of the landfill. Under these agreements, we would be responsible for the difference between the sale value and the guaranteed market value of the homeowners’ properties, if any. Generally, it is not possible to determine the contingent obligation associated with these guarantees, but we do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. The costs associated with any additional consideration requirements are accounted for as incurred.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	WMI and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations as incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.
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
      As of December 31, 2005, we had been notified that we are a PRP in connection with 72 locations listed on the EPA’s National Priorities List (“NPL”). Of the 72 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own was initially developed by others as land disposal facilities. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at, or near, the time that we make the remedial expenditures. The 56 NPL sites at which claims have been made against us and that we do not own are at different procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is known as CERCLA or Superfund.
      The majority of these proceedings involve allegations that certain of our subsidiaries (or their predecessors) transported hazardous substances to the sites, often prior to our acquisition of these subsidiaries. CERCLA generally provides for liability for those parties owning, operating, transporting to or disposing at the sites. Proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial and could have a material adverse effect on our consolidated financial statements. At some of the sites at which we’ve been identified as a PRP, our liability is well defined as a consequence of a governmental decision and an agreement among liable parties as to the share each will pay for implementing that remedy. At other sites, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain. Any of these matters potentially could have a material adverse effect on our consolidated financial statements.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For more information regarding commitments and contingencies with respect to environmental matters, see Note 3.
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
      Two separate lawsuits currently pending in Texas state court against WMI and certain former officers of WMI allege that the plaintiffs are substantial holders of the Company’s common stock who intended to sell their stock in 1999, or to otherwise protect themselves against loss, but that the public statements we made regarding our prospects, and in some instances statements made by the individual defendants, were false and misleading and induced the plaintiffs to retain their stock or not to take other protective measures. The plaintiffs assert that the value of their retained stock declined dramatically and that they incurred significant losses. The plaintiffs assert claims for fraud, negligent misrepresentation, and conspiracy. The first of these cases was dismissed by summary judgment by a Texas state court in March 2002. That dismissal was ultimately upheld by the appellate court and the plaintiffs have appealed this decision to the highest state court in Texas. The second case is stayed pending resolution of the first case. We intend to continue to vigorously defend ourselves against these claims. Additionally, another shareholder has sued the Company in Louisiana making allegations similar to those made in the securities class action referred to above and by the plaintiffs claiming damages for having held stock. The case has been removed to federal court and transferred to Texas where we are seeking a dismissal.
      The Company has been defending allegations related generally to the termination of two separate joint ventures to which one of our wholly-owned subsidiaries was a party. The claims in both proceedings involve the value of the joint ventures. The joint venture relationships have ended and the contributed assets have been divested by the Company. The first of these proceedings was settled in the fourth quarter through a price adjustment that resulted in us paying additional consideration for our acquisition of the plaintiff’s interest in the joint venture. The second matter has been fully tried and we are awaiting a final ruling. The parties in this matter are seeking a variety of remedies, ranging from monetary damages to unwinding the transaction; however, the nature and extent of the outcome cannot be predicted at this time.
      From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2005, there were four proceedings involving our subsidiaries where we reasonably believe that the sanctions could exceed $100,000. The matters involve allegations that subsidiaries (i) improperly operated a solid waste landfill by failing to maintain required records, properly place and cover waste and adhere to proper leachate levels; (ii) failed to comply with air permit and emission limit requirements at an operating landfill; (iii) failed to maintain adequate leachate

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
storage capacity at two operating landfills; and (iv) violated federal and state air pollution control statutes and rules, state solid waste and ground water protection statutes and rules and state permits at an operating landfill. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.
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
      Under Delaware law, corporations are allowed to indemnify their officers, directors and employees against claims arising from their actions in such capacities if the individuals acted in good faith and in a manner they believed to be in, or not opposed to, the best interests of the corporation. Further, corporations are allowed to advance expenses to the individuals in such matters, contingent upon the receipt of an undertaking by the individuals to repay all expenses if it is ultimately determined that they did not act in good faith and in a manner they believed to be in, or not opposed to, the best interests of the corporation. Like many Delaware companies, WMI’s charter and bylaws require indemnification and advancement of expenses if these standards have been met. Additionally, the charter and bylaw documents of certain of WMI’s subsidiaries, including WM Holdings, include similar indemnification provisions, and some subsidiaries, including WM Holdings, entered into separate indemnification agreements with their officers and directors prior to our acquisition of them that provide for even greater rights and protections for the individuals.
      In March 2002, the SEC filed a civil lawsuit against six former officers of WM Holdings in federal court in the Northern District of Illinois (the “Court”). Neither WMI nor any of its subsidiaries was a party to the proceeding. However, we had been advancing these individuals’ defense costs since the inception of the case and would have been obligated to continue advancing defense costs through the conclusion of this case pursuant to applicable charter and bylaw provisions of WM Holdings, as well as individual indemnification agreements. One of the defendants settled with the SEC in September 2004 by payment of a penalty and disgorgement and interest amounts of less than one million dollars.
      In connection with the SEC’s settlement with all except one of the defendants, WMI and WM Holdings entered into a settlement agreement (the “Settlement Agreement”) with the individuals whereby we agreed to pay approximately $26.8 million to the Court, as payment of the disgorgement and interest amounts that these individuals agreed to pay in settlement of the SEC’s claims against them. The individuals paid their own fines and penalties totaling $4.1 million, which was not reimbursed or paid by us. The Settlement Agreement was expressly conditioned on the Court issuing a final and non-appealable Plan of Distribution distributing an amount not less than the $26.8 million to WMI’s stockholders. On September 1, 2005, we funded the agreed amount of $26.8 million, and in October 2005 distributions of $27.5 million were made to WMI’s stockholders

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of record as of August 25, 2005. We continue to advance the defense costs, which may be substantial, for the one remaining defendant in the lawsuit.
      The Company may in the future incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with current actions involving former officers of the Company or its subsidiaries or other actions or proceedings that may be brought against its former or current officers, directors and employees in the future. The Company’s obligations to indemnify and advance expenses continue after individuals leave the Company for claims related to actions that occurred before their departure from the Company.
      We are involved in routine civil litigation and governmental proceedings, including litigation involving former employees and competitors arising in the ordinary course of our business. We do not believe that any such matters will ultimately have a material adverse impact on our consolidated financial statements.
      Tax matters — We are currently under audit by the IRS and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. We have concluded several audits in the last two years and the financial statement impacts of concluding these audits is discussed in Note 8. We are currently in the examination phase of the IRS audit for the years 2002 and 2003. We expect that this audit could be completed within the next three months. In addition, we are anticipating the initiation in 2006 of an IRS audit for the year 2004. To provide for certain potential tax exposures, we maintain an allowance for specific tax contingencies, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.
      Unclaimed property audits — We are currently in the preliminary phases of audits, which are being conducted by various state authorities, of our compliance with unclaimed property laws. State and federal escheat laws generally require entities to report and return abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include substantial interest and penalties, in addition to the payment of the escheat liability itself. Although we cannot currently estimate the potential financial impacts that these audit findings may have, we do not expect any resulting obligations to have a material adverse effect on our consolidated results of operations or cash flows.

11.	Restructuring
      2003 Restructurings and Workforce Reductions — In February 2003, we reduced the number of Market Areas that make up our geographic operating Groups and reduced certain overhead positions in order to improve the efficiency of our organization. In connection with the restructuring, we reduced our workforce by about 700 employees and 270 contract workers. We recorded $20 million of pre-tax charges for costs associated with this restructuring and workforce reduction, all of which was associated with employee severance and benefit costs. The operational efficiencies provided by the February 2003 organizational changes enabled us to further reduce our workforce in June 2003. This workforce reduction resulted in the elimination of an additional 600 employee positions and 200 contract worker positions. In 2003, we recorded $24 million of pre-tax charges for costs associated with the June 2003 workforce reduction. During 2004, we recorded a credit of $1 million to reduce our accrual for employee severance costs associated with these restructuring and workforce reductions.
      During the year ended December 31, 2003, we paid employee severance and benefit costs of $18 million for the February 2003 restructuring and workforce reduction and $15 million for the June 2003 workforce reduction. During the year ended December 31, 2004 we made additional payments for employee severance and benefit costs of $1 million for the February 2003 restructuring and workforce reduction and $8 million for

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the June 2003 workforce reduction. As of December 31, 2005, substantially all payments related to the 2003 restructuring and workforce reductions had been made.
      2005 Restructuring and Workforce Reduction — During the third quarter of 2005, we reorganized and simplified our management structure by reducing our Group and Corporate staffing levels. This reorganization increases the accountability and responsibility of our Market Areas and allows us to streamline business decisions and to reduce costs at the Group and Corporate offices. Additionally, as part of our restructuring, the responsibility for the management of our Canadian operations has been assumed by our Eastern, Midwest and Western Groups, thus eliminating the Canadian Group. See discussion at Notes 2 and 20.
      The reorganization has eliminated about 600 employee positions throughout the Company. In 2005, we recorded $28 million for costs associated with the implementation of the new structure. These charges included $25 million for employee severance and benefit costs, $1 million related to abandoned operating lease agreements and $2 million related to consulting fees incurred to align our sales strategy to our changes in both resources and leadership that resulted from the reorganization.
      During 2005, we paid $18 million of the employee severance and benefit costs incurred as a result of this restructuring. As of December 31, 2005, $7 million of the related accrual remained for employee severance and benefit costs. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the third quarter of 2007.
      The following table summarizes the total costs recorded to date for the restructurings by our current reportable segments (in millions):

	2005	2003
	Restructuring	Restructurings

Eastern	$3	$7
Midwest	3	7
Southern	3	8
Western	5	9
Wheelabrator	—	—
Recycling	3	1
Corporate	11	11

Total	$28	$43

12.	Asset Impairments and Unusual Items
      The following table summarizes the major components of “Asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended
	December 31,

	2005	2004	2003

Asset impairments	$116	$17	$5
Net gains on divestitures	(79)	(12)	(13)
Other	31	(18)	—

	$68	$(13)	$(8)

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The significant transactions and events resulting in asset impairments, net gains on divestitures and other financial statement impacts within “Asset impairments and unusual items” in our Consolidated Statements of Operations during the three years ended December 31, 2005 are discussed below:

Year Ended December 31, 2005
      Asset impairments — During the second quarter of 2005, our Eastern Group recorded a $35 million charge for the impairment of the Pottstown Landfill located in West Pottsgrove Township, Pennsylvania. We determined that an impairment was necessary after the Pennsylvania Environmental Hearing Board upheld a denial by the Pennsylvania Department of Environmental Protection of a permit application for a vertical expansion at the landfill. After the denial was upheld, the Company reviewed the options available at the Pottstown Landfill and the likelihood of the possible outcomes of those options. After such evaluation and considering the length of time required for the appeal process and the permit application review, we decided not to pursue an appeal of the permit denial. This decision was primarily due to the expected impact of the permitting delays, which would hinder our ability to fully utilize the expansion airspace before the landfill’s required closure in 2010. We continued to operate the Pottstown Landfill using existing permitted airspace through the landfill’s permit expiration date of October 2005. The Pottstown Landfill had not been a significant contributor to our recent earnings nor do we expect the expansion denial to have a material adverse effect on our future results of operations or cash flows.
      Through June 30, 2005, our “Property and equipment” had included approximately $80 million of accumulated costs associated with a revenue management system. Approximately $59 million of these costs were specifically associated with the purchase of the software along with efforts required to develop and configure that software for our use, while the remaining costs were associated with the general efforts of integrating a revenue management system with our existing applications and hardware. The development efforts associated with our revenue management system were suspended in 2003. Since that time, there have been changes in the viable software alternatives available to address our current needs. During the third quarter of 2005, we concluded our assessment of potential revenue management system options. As a result, we entered into agreements with a new software vendor for the license, implementation and maintenance of certain of its applications software, including waste and recycling functionality. We believe that these newly licensed applications, when fully implemented, will provide substantially better capabilities and functionality than the software we were developing. Our plan to implement this newly licensed software resulted in a $59 million charge in the third quarter of 2005 for the software that had been under development and capitalized costs associated with the development efforts specific to that software.
      During the fourth quarter of 2005, we recognized an $18 million charge for asset impairments. This charge was primarily attributable to the impairment of a landfill in our Eastern Group, as a result of a change in our expectations for future expansions, and the impairment of capitalized software costs related to two applications we decided not to develop further.
      Net gains on divestitures — During the first quarter of 2005, we recognized a $39 million gain as a result of the divestiture of a landfill in Ontario, Canada, which was required as a result of a Divestiture Order from the Canadian Competition Bureau. During the remainder of 2005, we recognized a total of $40 million in gains as a result of the divestiture of operations. With the exception of our divestiture of the Ontario, Canada landfill, our divestitures during 2005 were generally part of our plan to review under-performing or non-strategic operations and to either improve their performance or dispose of the operations.
      Total proceeds from divestitures completed during the year ended December 31, 2005 were $172 million, of which $140 million was received in cash, $23 million was in the form of a note receivable and $9 million was in the form of non-monetary assets. We do not believe that these divestitures are material either individually or in the aggregate and we do not expect these divestitures to materially affect our consolidated financial position or future results of operations or cash flows.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other — During the first quarter of 2005, we recognized a charge of approximately $16 million for the impact of a litigation settlement reached with a group of stockholders that opted not to participate in the 2000 settlement of the securities class action lawsuit against us related to 1998 and 1999 activity. During the third quarter of 2005, we settled our ongoing defense costs and any future indemnity obligations for four former officers of WM Holdings related to legacy litigation brought by the SEC against such former officers. As a result, we recorded a $26.8 million charge for the funding of the court ordered distribution to our shareholders for the former officers’ settlement of the litigation. As discussed in Note 10, this settlement agreement resulted in a distribution of $27.5 million to WMI shareholders of record as of August 25, 2005.
      These charges were partially offset by the recognition of a $12 million net benefit recorded during the year ended December 31, 2005, which was primarily for adjustments to our receivables and estimated obligations for non-solid waste operations divested in 1999 and 2000.
          Year Ended December 31, 2004
      For 2004, the significant items included within “Asset impairments and unusual items” were (i) $17 million in impairment losses primarily due to the impairment of certain landfill assets and software development costs; (ii) $12 million in gains on divestitures that primarily related to certain Port-O-Let® operations; and (iii) $18 million in miscellaneous net gains, which were primarily for adjustments to our estimated obligations associated with non-solid waste services, which were divested in 1999 and 2000.
          Year Ended December 31, 2003
      For 2003, the significant items included within “Asset impairments and unusual items” were $5 million in impairment losses primarily due to the impairment of certain landfill assets and $13 million in gains on divestitures that primarily related to divested operations in the Western Group.

13.	Accumulated Other Comprehensive Income (Loss)
      The components of accumulated other comprehensive income (loss) were as follows (in millions):

	December 31,

	2005	2004	2003

Accumulated unrealized loss on derivative instruments, net of a tax benefit of $17 million for 2005, $32 million for 2004 and $27 million for 2003	$(27)	$(49)	$(42)
Accumulated unrealized gain on marketable securities, net of taxes of $3 million for 2005, $2 million for 2004 and $0 for 2003	5	3	1
Cumulative translation adjustment of foreign currency statements	148	115	27

	$126	$69	$(14)

14.	Capital Stock, Share Repurchases and Dividends

Capital stock
      As of December 31, 2005, we have 552.3 million shares of common stock issued and outstanding. We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have ten million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share repurchases
      In February 2002, we announced that our Board of Directors had approved a stock repurchase program for up to $1 billion in annual repurchases through 2004 to be implemented at management’s discretion. In August 2003, we amended the program, starting in 2004, to allow for $1 billion of annual expenditures for share repurchases, net of dividends. In 2004, our Board of Directors approved a new capital allocation plan that allows for up to $1.2 billion in annual share repurchases, net of dividends, for 2005 through 2007. During the year ended December 31, 2005, we paid $706 million to repurchase approximately 25 million shares.
      The following is a summary of activity under our stock repurchase programs (in millions, except shares in thousands and price per share):

	Agreement		Common Stock
					Net
Transaction Type	Initiated	Settled	Shares	Price	Repurchases(a)

Private accelerated purchase	March 2002	August 2002	10,925	$27.46	$282
Private accelerated purchase	December 2002	February 2003	1,731	$24.52	39
Private accelerated purchase	March 2003	May 2003	2,400	$20.00	51

Subtotal			15,056		372	(a)
Open market purchases - 2002			25,594	$23.01-$28.19	658
Open market purchases - 2003			19,650	$19.70-$29.48	526	(b)
Open market purchases - 2004			16,541	$26.32-$30.79	472
Open market purchases - 2005			24,727	$27.01-$30.67	706

Subtotal			86,512		2,362

Total			101,568		$2,734

(a)	At the inception of each of our private accelerated share repurchase agreements, we purchased shares by paying an amount equal to the number of shares of common stock multiplied by the per share market price of our common stock on that day. Pursuant to the terms of the agreements, the March 2002 and December 2002 accelerated repurchase agreements resulted in cash settlement payments by our counterparties at the termination of each agreement’s valuation period for the difference between our initial payment and the weighted average daily market price during that valuation period times the number of shares. We made a similar cash settlement payment at the termination of the March 2003 accelerated repurchase agreement’s valuation period. The amount included here represents the total cash paid, net of any cash received for each agreement.

(b)	Approximately $24 million of our 2003 share repurchases were settled in cash in January 2004.
     In December 2005, we entered into an agreement to repurchase $275 million of our common stock through an accelerated share repurchase transaction in January 2006. The number of shares we repurchase under the accelerated repurchase transaction is determined by dividing the $275 million by the fair market value of our common stock on the repurchase date. Consistent with our previous accelerated repurchase agreements, at the end of the contractual valuation period we may be required to make a settlement payment for the difference between the $275 million paid at the inception of the agreement and the weighted average daily market price of our common stock during the valuation period times the number of shares we repurchased. We would be required to make such a settlement payment if the weighted average daily market price of our stock during the valuation period is higher than the weighted average per share price we initially pay. If such a settlement payment is required, we may elect to settle in either cash or shares of our common stock.

Dividends
      In August 2003, our Board of Directors approved our quarterly dividend program, which began in the first quarter of 2004. Under this program, we declared and paid a dividend of $0.20 per share in each quarter of 2005 and of $0.1875 per share in each quarter of 2004. The payment of our quarterly dividends resulted in cash

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
dividends of $449 million in 2005 and $432 million in 2004. Before this program was implemented, we paid an annual $0.01 per share dividend, which resulted in a $6 million dividend payment in 2003. In October 2005, the Board of Directors announced that it expects future quarterly dividend payments will be $0.22 per share. On December 15, 2005, the Board declared our first quarterly dividend for 2006 of $0.22 per share, which will be paid on March 24, 2006 to stockholders of record as of March 6, 2006. All future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future prospects and other factors the Board may deem relevant.

15.	Stock-Based Compensation

Employee Stock Purchase Plan
      We have an Employee Stock Purchase Plan under which an aggregate of 4.25 million shares has been reserved for issuance since the plan’s adoption in 1997. Under the Stock Purchase Plan, employees that have been employed for at least 30 days may participate in the plan and make purchases of shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, employees are able to purchase shares of common stock at a price equal to 85% of the lesser of the market value of the stock on the first or last day of such offering period. The purchases are made through payroll deductions, and the number of shares that may be purchased is limited by IRS regulations. The total number of shares issued under the plan for the offering periods in each of 2005, 2004 and 2003 was approximately 675,000, 654,000 and 597,000, respectively. Including the impact of the January 2006 issuance of shares associated with the July to December 2005 offering period, approximately 165,000 shares remain available for issuance under the plan.
      Our Employee Stock Purchase Plan is “compensatory” under the provisions of SFAS No. 123(R). Accordingly, beginning January 1, 2006 we will recognize compensation expense associated with our employees’ participation in the Stock Purchase Plan. Based on historical participation levels, we expect our Employee Stock Purchase Plan to increase annual compensation expense by approximately $5 million, or $3 million net of tax. Refer to Note 23 for additional information related to the expected impact of adopting SFAS No. 123(R).

Employee Stock Incentive Plans
      Pursuant to our stock incentive plan, we have the ability to issue stock options, stock awards and stock appreciation rights, all on terms and conditions determined by the Compensation Committee of our Board of Directors.
      As of December 31, 2003, we had three plans under which we granted stock options and restricted stock awards: the 1993 Stock Incentive Plan, the 2000 Stock Incentive Plan and the 2000 Broad-Based Plan. All three plans allowed for grants of stock options, appreciation rights and stock awards to key employees, except grants under the 2000 Broad-Based Plan could not be made to any executive officer. All of the options granted under these plans had exercise prices equaling the fair market value as of the date of the grant, expired no later than ten years from the date of grant and vested ratably over a four or five-year period. The 1993 Stock Incentive Plan expired in May of 2003.
      In May 2004, our stockholders approved the adoption of the 2004 Stock Incentive Plan, which included stockholder approval of an allocation of 22.5 million additional shares for equity compensation. The terms of the 2004 Stock Incentive Plan also allowed for all shares available under our 2000 Stock Incentive Plan and our 1996 Non-Employee Director Plan, discussed below, to become available for issuance under the 2004 Stock Incentive Plan. Under the 2004 Stock Incentive Plan, an aggregate of 34 million shares of our common stock may be issued pursuant to awards granted under the plan. Under this plan, stock options have exercise prices equal to the fair market value of our common stock as of the date of grant, expire ten years from the

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date of grant and vest ratably over a four-year period. The restricted stock grants made under the plan also vest ratably over a four-year period. The restricted shares issued are subject to forfeiture in the event of termination of employment and entitle the holder to all benefits of a stockholder, including the right to receive dividends and vote on all matters put to a vote of security holders.
      On December 16, 2005, the Compensation Committee of our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plans effective December 28, 2005. The decision to accelerate the vesting of outstanding stock options was made primarily to reduce the non-cash compensation expense that we would have otherwise recorded in future periods as a result of adopting SFAS No. 123(R). We estimate that the acceleration eliminated approximately $55 million of pre-tax compensation charges that would have been recognized over the next three years as the stock options vested. We recognized a $2 million pre-tax charge to compensation expense during the fourth quarter of 2005 as a result of the acceleration, but will not be required to recognize future compensation expense for the accelerated options under SFAS No. 123(R) unless further modifications are made to the options, which is not anticipated.
      As a result of both the changes in accounting for share-based payments discussed in Note 23 and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, our Board of Directors approved a substantial change in the form of awards that we grant. As discussed above, through December 31, 2004, stock option awards were the primary form of equity-based compensation. Beginning in 2005, our long-term incentive plan includes grants of restricted stock units and performance share units. Currently, we do not intend to include stock option awards as a component of our future long-term incentive plans.
      During the year ended December 31, 2005, we granted approximately 762,000 restricted stock units with an average fair value at the date of grant of $28.96 and approximately 760,000 performance share units with an average fair value at the date of grant of $26.70 to selected participants under our 2004 Stock Incentive Plan. The restricted stock units vest ratably over a four-year period, and unvested units are subject to forfeiture in the event of voluntary or for-cause termination. The restricted stock units become immediately vested in the event of an employee’s death or disability and continue to vest for up to 36 months following an employee’s retirement. The performance share units are payable in shares of common stock based on the achievement of certain financial measures, after the end of a three-year performance period. The performance share units are also payable to an employee (or their beneficiary) upon death, disability or retirement as if that employee had remained employed until the end of the performance period, but are subject to forfeiture in the event of voluntary or for-cause termination.
      In accordance with APB No. 25, compensation expense associated with restricted stock and restricted stock units that continue to vest based on future employment is measured based on the grant-date fair value of our common stock and is recognized on a straight-line basis over the required employment period, which is generally the vesting period. Compensation expense associated with performance share units that continue to vest based on future performance is measured based on the fair value of our common stock at each balance sheet date and recognized ratably over the performance period based on our expectations for achieving the defined performance criteria.
      Compensation expense included in reported net income associated with restricted stock, restricted stock units and performance share units was $17 million, or $11 million net of tax, for the year ended December 31, 2005. Approximately $6 million, or $4 million net of tax, of the current year’s expense is associated with the recognition of compensation costs for restricted stock, restricted stock units and performance share units that were granted to employees who were either eligible for retirement at the date of grant or have become eligible for retirement during the vesting period. As discussed above, the provisions of these awards provide for continued vesting upon retirement and, as a result, the future vesting in awards granted to retirement-eligible employees is not dependent upon future service. Accordingly, compensation expense associated with the

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
portion of restricted stock, restricted stock unit and performance share unit grants that does not require future service has been recognized immediately. As restricted stock, restricted stock units and performance share units were not a significant component of our stock incentive plan in 2004 or 2003, compensation costs included in reported net income were insignificant.

Non-Employee Director Plans
      Pursuant to our 2003 Directors’ Deferred Compensation Plan, a portion of the cash compensation that our directors would otherwise receive is deferred until after their termination from board service and each director may elect to defer the remaining cash compensation to a date that he chooses, which must be after termination of board service. At that time, all deferred compensation is paid in shares of our common stock. The number of shares the directors receive is calculated on the date the cash compensation would have been payable, based on the fair market value of our common stock on that day.

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
      The following table summarizes our common stock option and warrant activity (shares in thousands):

	Years Ended December 31,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	43,931	$27.56	49,209	$26.19	44,469	$27.36
Granted	30	$29.17	8,985	$29.18	10,358	$19.99
Exercised	(6,117)	$22.26	(10,800)	$20.57	(2,764)	$18.68
Forfeited or expired	(3,058)	$31.45	(3,463)	$34.10	(2,854)	$28.66

Outstanding at end of year	34,786	$28.15	43,931	$27.56	49,209	$26.19

Exercisable at end of year	34,786	$28.15	23,151	$29.35	25,918	$29.10

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Outstanding and exercisable stock options and warrants at December 31, 2005, were as follows (shares in thousands):

	Outstanding and Exercisable

		Weighted Average	Weighted Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Years

$10.54-$20.00	7,314	$18.66	6.26
$20.01-$30.00	21,105	$27.04	6.17
$30.01-$40.00	2,430	$35.13	2.31
$40.01-$50.00	2,222	$43.12	1.69
$50.01-$56.44	1,715	$52.96	2.74

$10.54-$56.44	34,786	$28.15	5.46

16.	Earnings Per Share
      The following table reconciles income before cumulative effect of changes in accounting principles as presented in the Consolidated Statements of Operations with diluted “Net income” for the purposes of calculating “Diluted earnings per common share” (in millions):

	Years Ended December 31,

	2005	2004	2003

Diluted income before cumulative effect of changes in accounting principles	$1,182	$931	$719
Cumulative effect of changes in accounting principles, net of income taxes	—	8	(89)

Diluted net income	$1,182	$939	$630

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

	Years Ended December 31,

	2005	2004	2003

Number of common shares outstanding at year-end	552.3	570.2	576.1
Effect of using weighted average common shares outstanding	9.2	6.1	12.9

Weighted average basic common shares outstanding	561.5	576.3	589.0
Dilutive effect of equity-based compensation awards, warrants, and other contingently issuable shares	3.6	4.8	3.5

Weighted average diluted common shares outstanding	565.1	581.1	592.5

Potentially issuable shares	36.3	44.8	49.9
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	13.9	16.8	19.6

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Fair Value of Financial Instruments
      We have determined the estimated fair value amounts of our financial instruments using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of December 31, 2005 and 2004. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.
      The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, trade accounts payable, financial instruments included in other receivables and certain financial instruments included in other assets or other liabilities are reflected in our Consolidated Financial Statements at historical cost, which is materially representative of their fair value principally because of the short-term maturities of these instruments.
      Long-term investments — Included as a component of “Other assets” in our Consolidated Balance Sheet at December 31, 2005 and December 31, 2004 is $51 million and $148 million, respectively, of restricted investments in U.S. government agency debt securities and other fixed income investments. At December 31, 2005 and December 31, 2004, we also had $70 million and $82 million, respectively, of restricted investments in equity-based mutual funds. These investments are recorded at fair value. Unrealized holding gains and losses on these instruments are deferred as a component of “Accumulated other comprehensive income” in the equity section of our Consolidated Balance Sheets. Refer to Note 13. There has not been a material difference between the cost basis and fair market value of these investments in either 2005 or 2004.
      Debt and interest rate derivatives — At December 31, 2005 and 2004, the carrying value of our debt was approximately $8.7 billion and $8.6 billion, respectively. The carrying value includes adjustments for both the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments of debt instruments that are currently hedged. See Note 7. For active hedge arrangements, the fair value of the derivative is included in other current assets, other long-term assets, accrued liabilities or other long-term liabilities, as appropriate. The estimated fair value of our debt was approximately $9.2 billion at both December 31, 2005 and 2004. The estimated fair values of our senior notes and convertible subordinated notes are based on quoted market prices. The carrying value of remarketable debt approximates fair value due to the short-term nature of the attached interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar types of instruments.

18.	Business Combinations and Divestitures

Purchase Acquisitions
      We continue to pursue the acquisition of businesses that are accretive to our solid waste operations. For both 2005 and 2004, we have seen the greatest opportunities for realizing superior returns from tuck-in acquisitions, which are primarily the purchases of collection operations that enhance our existing route structures and are strategically located near our existing disposal operations. During the year ended December 31, 2005, we completed 39 acquisitions for a cost, net of cash acquired, of $142 million. During the year ended December 31, 2004, we completed over 50 acquisitions for a cost, net of cash acquired, of $130 million.
      During the year ended December 31, 2003, we paid $337 million, net of cash acquired, for the acquisitions of approximately 75 businesses. This included $85 million in the first quarter of 2003 primarily for our acquisition of the Peltz Group, the largest privately-held recycler in the United States whose assets we contributed to our Recycling Group’s operations. The most significant of the other transactions was the

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquisition of certain collections assets from Allied Waste Industries, Inc. in the third and fourth quarters of 2003.
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

Divestitures
      The approximate aggregate sales price for the divestiture of our non-integrated operations was $172 million in 2005, $39 million in 2004 and $18 million in 2003. The proceeds from these sales were comprised substantially of cash. We recognized net gains on these divestitures of $79 million in 2005, $12 million in 2004 and $13 million in 2003. Additional information related to our divestiture activity is included in Note 12.
      In July 2005, our Board of Directors approved a plan to divest certain under-performing and non-strategic operations. At that time, assets representing approximately $400 million in annual gross revenues were identified for inclusion in this divestiture plan. In January 2006, we identified additional operations, representing over $500 million in annual gross revenues, that may also be sold as part of this divestiture plan. We are in the initial stages of the marketing and negotiation processes associated with divesting these operations and currently expect the majority of the planned divestitures to be complete in the next twelve to eighteen months.

19.	Variable Interest Entities
      We have financial interests in various variable interest entities. Following is a description of all interests that we consider significant. For purposes of applying FIN 46, we are considered the primary beneficiary of certain of these entities. Such entities have been consolidated into our financial statements as noted below.

Consolidated variable interest entities
      Financial Interest in Surety Bonding Company — During the third quarter of 2003, we issued a letter of credit to support the debt of a surety bonding company established by an unrelated third party to issue surety bonds to the waste industry and other industries. The letter of credit, which is valued at $24.8 million as of December 31, 2005, serves to guarantee the surety bonding company’s obligations associated with its debt and represents our exposure to loss associated with our financial interest in the entity.
      As of December 31, 2005, $60 million of current assets, $6 million of long-term assets, $33 million of current liabilities, $22 million of long-term debt and $11 million in minority interest have been included in our Consolidated Balance Sheet as a result of applying FIN 46 to this variable interest entity.
      Although we are the primary beneficiary of this variable interest entity, the creditors of the entity do not have recourse against our general credit and our losses are limited to our exposure under the guarantee. Consolidation of this entity did not materially impact our results of operations during the years ended December 31, 2005, 2004 or 2003 nor do we anticipate that it will materially impact our results of operations in the foreseeable future. See Note 10 for additional discussion related to our financial assurance activities.
      Waste-to-Energy LLCs — On June 30, 2000, two limited liability companies (“LLCs”) were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we operate under an agreement with the owner. John Hancock Life Insurance Company (“Hancock”) has a 99.5% ownership interest in one of the LLCs (“LLC I”), and the second LLC (“LLC II”) is 99.75% collectively

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
owned by LLC I and the CIT Group (“CIT”). We own the remaining equity interest in each LLC. Hancock and CIT made an initial investment of $167 million in the LLCs. The LLCs used these proceeds to purchase the three waste-to-energy facilities that we operate and assumed the seller’s indebtedness related to these facilities. Under the LLC agreements, the LLCs shall be dissolved upon the occurrence of any of the following events: (i) a written decision of all the members of the LLCs to dissolve, (ii) December 31, 2063, (iii) the entry of a decree of judicial dissolution under the Delaware Limited Liability Company Act, or (iv) the LLCs ceasing to own any interest in the waste-to-energy facilities.
      Income, losses and cash flows are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, the earnings of LLC I will be allocated 20% to Hancock and 80% to us and the earnings of LLC II will be allocated 20% to Hancock and CIT and 80% to us. We do not expect Hancock and CIT to achieve the targeted returns at any time during the initial base term of the leases. We are required under certain circumstances to make capital contributions to the LLCs in the amount of the difference between the stipulated loss amounts and terminated values under the LLC agreements to the extent they are different from the underlying lease agreements. We believe that the likelihood of the occurrence of these circumstances is remote. Additionally, if we exercise certain renewal options under the leases, we will be required to make payments to the LLCs for the difference between fair market rents and the scheduled renewal rents, if any.
      As of December 31, 2005, our Consolidated Balance Sheet includes $377 million of net property and equipment associated with the LLCs’ waste-to-energy facilities, $86 million of debt associated with the financing of the facilities and $221 million in minority interest associated with Hancock and CIT’s interests in the LLCs.
      Trusts for Closure, Post-Closure or Environmental Remediation Obligations — We have determined that we are the primary beneficiary of trust funds that were created to settle certain of our closure, post-closure or environmental remediation obligations. As the trust funds are expected to continue to meet the statutory requirements for which they were established, we do not believe that there is any material exposure to loss associated with the trusts. The consolidation of these variable interest entities has not materially affected our financial position or results of operations in 2005 or 2004.

Significant unconsolidated variable interest entities
      Investments in Coal-Based Synthetic Fuel Production Facilities — As discussed in Note 8, we own an interest in two coal-based synthetic fuel production facilities. Along with the other equity investors, we support the operations of the entities in exchange for a pro-rata share of the tax credits generated by the facilities. Our obligation to support the facilities’ future operations is, therefore, limited to the tax benefit we expect to receive. We are not the primary beneficiary of either of these entities, and we do not believe that we have any material exposure to loss, as measured under the provisions of FIN 46, as a result of our investments. As such, we account for these investments under the equity method of accounting and do not consolidate the facilities. As of December 31, 2005, our investment in the facilities is $49 million.

20.	Segment and Related Information
      We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Wheelabrator and Recycling Groups. These six operating Groups are presented below as our reportable segments. Our segments provide integrated waste management services consisting of collection, disposal (solid waste and hazardous waste landfills), transfer, waste-to-energy facilities and independent power production plants that are managed by Wheelabrator, recycling services and other services to commercial, industrial, municipal and residential customers throughout the United States and in Puerto Rico and Canada. The operations not managed through our six operating Groups are presented herein as “Other.”

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As discussed in Note 2, in the third quarter of 2005, we eliminated our Canadian Group, and the management of our Canadian operations was allocated among our Eastern, Midwest and Western Groups. We have allocated the operating results of our Canadian operations to the Eastern, Midwest and Western Groups for all periods presented to provide financial information that consistently reflects our current approach to managing our operations.
      Our July 2005 reorganization also resulted in the centralization of certain Group office functions. The administrative costs associated with these functions were included in the measurement of income from operations for our reportable segments through August 2005, when the integration of these functions with our existing centralized processes was completed. Beginning in September 2005, these administrative costs have been included in income from operations of “Corporate.” The reallocation of these costs has not significantly affected the operating results of our reportable segments for the periods presented.
      Summarized financial information concerning our reportable segments for the respective years ended December 31 is shown in the following table (in millions):

	Gross	Intercompany	Net		Depreciation
	Operating	Operating	Operating	Income from	and	Capital	Total
	Revenues	Revenues(c)	Revenues	Operations(d), (e)	Amortization	Expenditures	Assets(f), (g)

2005
Eastern	$3,809	$(805)	$3,004	$361	$353	$300	$5,208
Midwest	3,054	(526)	2,528	426	299	234	4,088
Southern	3,590	(556)	3,034	699	311	280	3,193
Western	3,079	(408)	2,671	471	215	224	3,180
Wheelabrator	879	(62)	817	305	54	7	2,524
Recycling	833	(29)	804	15	34	42	514
Other(a)	296	(80)	216	3	13	34	706

	15,540	(2,466)	13,074	2,280	1,279	1,121	19,413
Corporate(b)	—	—	—	(570)	82	59	2,310

Total	$15,540	$(2,466)	$13,074	$1,710	$1,361	$1,180	$21,723

2004
Eastern	$3,744	$(796)	$2,948	$358	$360	$301	$5,203
Midwest	2,971	(543)	2,428	386	315	252	4,148
Southern	3,480	(531)	2,949	665	287	308	3,200
Western	2,884	(370)	2,514	415	200	257	3,121
Wheelabrator	835	(57)	778	283	57	5	2,578
Recycling	745	(23)	722	25	29	54	469
Other(a)	261	(84)	177	(12)	11	7	1,301

	14,920	(2,404)	12,516	2,120	1,259	1,184	20,020
Corporate(b)	—	—	—	(421)	77	74	1,855

Total	$14,920	$(2,404)	$12,516	$1,699	$1,336	$1,258	$21,875

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net		Depreciation
	Operating	Operating	Operating	Income from	and	Capital	Total
	Revenues	Revenues(c)	Revenues	Operations(d), (e)	Amortization	Expenditures	Assets(f), (g)

2003
Eastern	$3,591	$(753)	$2,838	$335	$338	$308	$5,127
Midwest	2,840	(501)	2,339	375	311	244	4,086
Southern	3,149	(491)	2,658	602	284	259	3,057
Western	2,725	(358)	2,367	396	194	211	2,999
Wheelabrator	819	(60)	759	229	42	20	2,672
Recycling	567	(15)	552	(7)	26	49	429
Other(a)	220	(85)	135	(20)	13	1	1,069

	13,911	(2,263)	11,648	1,910	1,208	1,092	19,439
Corporate(b)	—	—	—	(370)	57	108	1,801

Total	$13,911	$(2,263)	$11,648	$1,540	$1,265	$1,200	$21,240

(a)	Our other revenues are generally from services provided throughout our operating Groups for in-plant services, methane gas recovery and certain third party sub-contract and administration revenues managed by our National Accounts and Upstream organizations. Other operating results reflect the combined impact of (i) the services described above; (ii) non-operating entities that provide financial assurance and self-insurance support for the operating Groups or financing for our Canadian operations; and (iii) certain year-end adjustments related to the reportable segments that are not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

(b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our six operating Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for Corporate also includes costs associated with our long-term incentive program and managing our international and non-solid waste divested operations, which primarily includes administrative expenses and the impact of revisions to our estimated obligations. As discussed above, we recently centralized support functions that had been provided by our Group offices. Beginning in the third quarter of 2005, our Corporate operating results also include the costs associated with these support functions. The significant increase in our Corporate expenses in 2005 as compared with prior years was driven primarily by impairment charges of $68 million associated with capitalized software costs and $31 million of net charges associated with various legal and divestiture matters. These items are discussed further in Note 12. Also contributing to the increase in expenses during 2005 were (i) an increase in non-cash employee compensation costs associated with current year changes in equity-based compensation; (ii) increases in employee health care costs; (iii) salary and wage increases attributable to annual merit raises; (iv) increased sales and marketing costs attributed to a national advertising campaign and consulting fees related to our pricing initiatives; and (v) costs at Corporate associated with our July 2005 restructuring charge and organizational changes, which were partially offset by associated savings at Corporate.

(c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(d)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 3.

(e)	The operating results of our reportable segments generally reflect the impact the various lines of business and markets in which we operate can have on the Company’s consolidated operating results. The income from operations provided by our four geographic segments is generally indicative of the margins provided by our collection, landfill and transfer businesses, although these groups do provide recycling and other services that can affect these trends. The operating margins provided by our Wheelabrator segment (waste-to-energy facilities and independent power production plants) have historically been higher than the margins provided by our base business generally due to the combined impact of long-term disposal and energy contracts and the disposal demands of the region in which our facilities are concentrated. Income from operations provided by our Recycling segment generally reflects operating margins typical of the recycling industry, which tend to be significantly lower than those provided by our base business. From time to time the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events. Refer to Note 11 and Note 12 for an explanation of transactions and events affecting the operating results of our reportable segments.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	The reconciliation of total assets reported above to “Total assets” on the Consolidated Balance Sheets is as follows (in millions):

	December 31,

	2005	2004	2003

Total assets, as reported above	$21,723	$21,875	$21,240
Elimination of intercompany investments and advances	(588)	(970)	(858)

Total assets, per Consolidated Balance Sheets	$21,135	$20,905	$20,382

(g)	Goodwill is included in total assets. Goodwill balances and activity related to our Canadian operations have been allocated to the Eastern, Midwest and Western Groups to provide information in a manner that consistently reflects our current approach to managing our operations. The reconciliation of changes in goodwill during 2004 and 2005 by reportable segment is as follows (in millions):

	Eastern	Midwest	Southern	Western	Wheelabrator	Recycling	Total

Balance, January 1, 2004	$1,635	$1,191	$537	$977	$788	$92	$5,220
Acquired goodwill	8	52	22	5	—	2	89
Divested goodwill, net of assets held for sale	(5)	(9)	2	(17)	—	—	(29)
Translation adjustments	5	8	—	8	—	—	21
Other adjustments	—	—	—	(1)	—	1	—

Balance, December 31, 2004	1,643	1,242	561	972	788	95	5,301
Acquired goodwill	23	19	6	11	—	32	91
Divested goodwill, net of assets held for sale	(1)	(8)	—	(27)	—	—	(36)
Translation adjustments	2	3	—	3	—	—	8

Balance, December 31, 2005	$1,667	$1,256	$567	$959	$788	$127	$5,364

      The table below shows the total revenues by principal line of business (in millions):

	Years Ended December 31,

	2005	2004	2003

Collection	$8,633	$8,318	$7,782
Landfill	3,089	3,004	2,834
Transfer	1,756	1,680	1,582
Wheelabrator	879	835	819
Recycling and other(a)	1,183	1,083	894
Intercompany(b)	(2,466)	(2,404)	(2,263)

Operating revenues	$13,074	$12,516	$11,648

(a)	In addition to the revenue generated by our Recycling Group, we have included revenues generated within our four geographic operating Groups derived from recycling, methane gas operations, sweeping services and Port-O-Let® services in the “recycling and other” line of business.

(b)	Intercompany revenues between lines of business are eliminated within the Consolidated Financial Statements included herein.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Net operating revenues relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	Years Ended December 31,

	2005	2004	2003

Net operating revenues:
United States and Puerto Rico	$12,430	$11,924	$11,114
Canada	644	592	534

Total	$13,074	$12,516	$11,648

      Property and equipment (net) relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	December 31,

	2005	2004	2003

Property and equipment, net:
United States and Puerto Rico	$10,229	$10,481	$10,482
Canada	992	995	929

Total	$11,221	$11,476	$11,411

21.	Quarterly Financial Data (Unaudited)
      Fluctuations in our operating results between quarters may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and general economic conditions. Our revenues and income from operations typically reflect seasonal patterns. Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes experienced during 2004 and 2005, actually increase our revenues in the areas affected. However, for several reasons, including significant start-up costs, such revenue often generates comparatively lower margins. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when electrical demand is generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the unaudited quarterly results of operations for 2005 and 2004 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005
Operating revenues	$3,038	$3,289	$3,375	$3,372
Income from operations(a),(b)	366	463	382	499
Net income(c)	150	527	215	290
Income per common share:
Basic:
Net income(c)	0.26	0.93	0.39	0.53
Diluted:
Net income(c)	0.26	0.92	0.38	0.52
2004
Operating revenues	$2,896	$3,138	$3,274	$3,208
Income from operations	344	442	465	448
Income before cumulative effect of changes in accounting principles(d)	144	216	302	269
Net income(d),(e)	152	216	302	269
Income per common share:
Basic:
Income before cumulative effect of changes in accounting principles(d)	0.25	0.37	0.52	0.47
Net income(d),(e)	0.26	0.37	0.52	0.47
Diluted:
Income before cumulative effect of changes in accounting principles(d)	0.25	0.37	0.52	0.47
Net income(d),(e)	0.26	0.37	0.52	0.47

(a)	Asset impairments and unusual items significantly affected our income from operations in each quarter of 2005. In the first and second quarters of 2005, asset impairments and unusual items increased our income from operations by $23 million and $6 million, respectively. In the third and fourth quarters of 2005, our income from operations was unfavorably affected by net charges for asset impairments and unusual items of $86 million and $11 million, respectively. Information related to the nature of these adjustments is included in Note 12.

(b)	Our income from operations for the third quarter of 2005 includes a pre-tax charge of $27 million associated with our 2005 restructuring. This charge was primarily related to employee severance and benefit costs. Refer to Note 11 for additional information regarding the reorganization and simplification of our organizational structure.

(c)	The settlement of several tax audits during 2005 resulted in significant reductions in income tax expense. Tax audit settlements reduced our income tax expense by $2 million during the first quarter, $345 million, or $0.61 per diluted share, during the second quarter, $28 million, or $0.05 per diluted share, during the third quarter and $23 million, or $0.04 per diluted share, during the fourth quarter. Refer to Note 8 for additional information.

(d)	We recognized benefits for federal tax audit settlements during the third and fourth quarters of 2004 of $62 million and $27 million, respectively. Related to these settlements, we realized interest income, net of tax, of $9 million and $19 million during the third and fourth quarters, respectively. Refer to Note 8 for additional information.

(e)	On March 31, 2004, we recorded a credit of $8 million, net of taxes, or $0.01 per diluted share, as a cumulative effect of change in accounting principle as a result of the consolidation of previously unrecorded trusts as required by FIN 46. See Note 2.

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

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2005

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$698	$—	$—	$(32)	$666
Other current assets	300	—	2,485	—	2,785

	998	—	2,485	(32)	3,451
Property and equipment, net	—	—	11,221	—	11,221
Investments in and advances to affiliates	9,599	8,262	—	(17,861)	—
Other assets	34	11	6,418	—	6,463

Total assets	$10,631	$8,273	$20,124	$(17,893)	$21,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$303	$219	$—	$522
Accounts payable and other current liabilities	202	26	2,539	(32)	2,735

	202	329	2,758	(32)	3,257
Long-term debt, less current portion	4,183	890	3,092	—	8,165
Due to affiliates	—	—	3,006	(3,006)	—
Other liabilities	125	8	3,178	—	3,311

Total liabilities	4,510	1,227	12,034	(3,038)	14,733
Minority interest in subsidiaries and variable interest entities	—	—	281	—	281
Stockholders’ equity	6,121	7,046	7,809	(14,855)	6,121

Total liabilities and stockholders’ equity	$10,631	$8,273	$20,124	$(17,893)	$21,135

December 31, 2004

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$357	$—	$67	$—	$424
Other current assets	25	1	2,369	—	2,395

	382	1	2,436	—	2,819
Property and equipment, net	—	—	11,476	—	11,476
Investments and advances to affiliates	9,962	7,051	—	(17,013)	—
Other assets	44	12	6,554	—	6,610

Total assets	$10,388	$7,064	$20,466	$(17,013)	$20,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$138	$246	$—	$384
Accounts payable and other current liabilities	73	27	2,721	—	2,821

	73	165	2,967	—	3,205
Long-term debt, less current portion	4,259	1,202	2,721	—	8,182
Due to affiliates	—	—	4,954	(4,954)	—
Other liabilities	85	6	3,174	—	3,265

Total liabilities	4,417	1,373	13,816	(4,954)	14,652
Minority interest in subsidiaries and variable interest entities	—	—	282	—	282
Stockholders’ equity	5,971	5,691	6,368	(12,059)	5,971

Total liabilities and stockholders’ equity	$10,388	$7,064	$20,466	$(17,013)	$20,905

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2005
Operating revenues	$—	$—	$13,074	$—	$13,074
Costs and expenses	—	—	11,364	—	11,364

Income from operations	—	—	1,710	—	1,710

Other income (expense):
Interest expense, net	(272)	(84)	(109)	—	(465)
Equity in subsidiaries, net of taxes	1,355	1,408	—	(2,763)	—
Minority interest	—	—	(48)	—	(48)
Equity in losses of unconsolidated entities and other, net	—	—	(105)	—	(105)

	1,083	1,324	(262)	(2,763)	(618)

Income before income taxes and cumulative effect of changes in accounting principles	1,083	1,324	1,448	(2,763)	1,092
Provision for (benefit from) income taxes	(99)	(31)	40	—	(90)

Net income	$1,182	$1,355	$1,408	$(2,763)	$1,182

Year Ended December 31, 2004
Operating revenues	$—	$—	$12,516	$—	$12,516
Costs and expenses	—	—	10,817	—	10,817

Income from operations	—	—	1,699	—	1,699

Other income (expense):
Interest expense, net	(254)	(92)	(39)	—	(385)
Equity in subsidiaries, net of taxes	1,100	1,158	—	(2,258)	—
Minority interest	—	—	(36)	—	(36)
Equity in losses of unconsolidated entities and other, net	—	—	(100)	—	(100)

	846	1,066	(175)	(2,258)	(521)

Income before income taxes and cumulative effect of changes in accounting principles	846	1,066	1,524	(2,258)	1,178
Provision for (benefit from) income taxes	(93)	(34)	374	—	247

Income before cumulative effect of change in accounting principles	939	1,100	1,150	(2,258)	931
Cumulative effect of change in accounting principles, net of taxes	—	—	8	—	8

Net income	$939	$1,100	$1,158	$(2,258)	$939

Year Ended December 31, 2003
Operating revenues	$—	$—	$11,648	$—	$11,648
Costs and expenses	—	—	10,108	—	10,108

Income from operations	—	—	1,540	—	1,540

Other income (expense):
Interest expense, net	(241)	(126)	(60)	—	(427)
Equity in subsidiaries, net of taxes	783	863	—	(1,646)	—
Minority interest	—	—	(6)	—	(6)
Equity in losses of unconsolidated entities and other, net	—	—	16	—	16

	542	737	(50)	(1,646)	(417)

Income before income taxes and cumulative effect of changes in accounting principles	542	737	1,490	(1,646)	1,123
Provision for (benefit from) income taxes	(88)	(46)	538	—	404

Income before cumulative effect of change in accounting principles	630	783	952	(1,646)	719
Cumulative effect of change in accounting principles, net of taxes	—	—	(89)	—	(89)

Net income	$630	$783	$863	$(1,646)	$630

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2005
Cash flows from operating activities:
Net income	$1,182	$1,355	$1,408	$(2,763)	$1,182
Equity in earnings of subsidiaries, net of taxes	(1,355)	(1,408)	—	2,763	—
Other adjustments and changes	(17)	(8)	1,234	—	1,209

Net cash provided by (used in) operating activities	(190)	(61)	2,642	—	2,391

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(142)	—	(142)
Capital expenditures	—	—	(1,180)	—	(1,180)
Proceeds from divestitures of businesses, net of cash divested, and other asset sales	—	—	194	—	194
Purchases of short-term investments	(1,017)	—	(62)	—	(1,079)
Proceeds from sales of short-term investments	737	—	47	—	784
Net receipts from restricted trust and escrow accounts and other	—	—	361	—	361

Net cash used in investing activities	(280)	—	(782)	—	(1,062)

Cash flows from financing activities:
New borrowings	—	—	365	—	365
Debt repayments	—	(138)	(238)	—	(376)
Common stock repurchases	(706)	—	—	—	(706)
Cash dividends	(449)	—	—	—	(449)
Exercise of common stock options and warrants	129	—	—	—	129
Minority interest distributions paid and other	—	—	(53)	—	(53)
(Increase) decrease in intercompany and investments, net	1,837	199	(2,004)	(32)	—

Net cash provided by (used in) financing activities	811	61	(1,930)	(32)	(1,090)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Increase (decrease) in cash and cash equivalents	341	—	(67)	(32)	242
Cash and cash equivalents at beginning of period	357	—	67	—	424

Cash and cash equivalents at end of period	$698	$—	$—	$(32)	$666

Year Ended December 31, 2004
Cash flows from operating activities:
Net income	$939	$1,100	$1,158	$(2,258)	$939
Equity in earnings of subsidiaries, net of taxes	(1,100)	(1,158)	—	2,258	—
Other adjustments and changes	(27)	(8)	1,314	—	1,279

Net cash provided by (used in) operating activities	(188)	(66)	2,472	—	2,218

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(130)	—	(130)
Capital expenditures	—	—	(1,258)	—	(1,258)
Proceeds from divestitures of businesses, net of cash divested, and other asset sales	—	—	96	—	96
Purchases of short-term investments	(1,310)	—	(38)	—	(1,348)
Proceeds from sales of short-term investments	1,291	—	28	—	1,319
Net receipts from restricted trust and escrow accounts and other	—	5	434	—	439

Net cash provided by (used in) investing activities	(19)	5	(868)	—	(882)

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from financing activities:
New borrowings	346	—	69	—	415
Debt repayments	(518)	(150)	(133)	—	(801)
Common stock repurchases	(496)	—	—	—	(496)
Cash dividends	(432)	—	—	—	(432)
Exercise of common stock options and warrants	193	—	—	—	193
Minority interest distributions paid and other	(7)	—	(2)	—	(9)
(Increase) decrease in intercompany and investments, net	1,254	211	(1,472)	7	—

Net cash provided by (used in) financing activities	340	61	(1,538)	7	(1,130)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase in cash and cash equivalents	133	—	67	7	207
Cash and cash equivalents at beginning of period	224	—	—	(7)	217

Cash and cash equivalents at end of period	$357	$—	$67	$—	$424

Year Ended December 31, 2003
Cash flows from operating activities:
Net income	$630	$783	$863	$(1,646)	$630
Equity in earnings of subsidiaries, net of taxes	(783)	(863)	—	1,646	—
Other adjustments and changes	68	1	1,227	—	1,296

Net cash provided by (used in) operating activities	(85)	(79)	2,090	—	1,926

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(337)	—	(337)
Capital expenditures	—	—	(1,200)	—	(1,200)
Proceeds from divestitures of businesses, net of cash divested, and other asset sales	—	—	74	—	74
Net receipts from restricted trust and escrow accounts and other	—	—	379	—	379

Net cash used in investing activities	—	—	(1,084)	—	(1,084)

Cash flows from financing activities:
New borrowings	23	—	84	—	107
Debt repayments	—	(436)	(127)	—	(563)
Common stock repurchases	(550)	—	—	—	(550)
Cash dividends	(6)	—	—	—	(6)
Exercise of common stock options and warrants	52	—	—	—	52
Minority interest distributions paid and other	(4)	—	(22)	—	(26)
(Increase) decrease in intercompany and investments, net	478	515	(986)	(7)	—

Net cash provided by (used in) financing activities	(7)	79	(1,051)	(7)	(986)

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

Decrease in cash and cash equivalents	(92)	—	(43)	(7)	(142)
Cash and cash equivalents at beginning of period	316	—	43	—	359

Cash and cash equivalents at end of period	$224	$—	$—	$(7)	$217

23.	New Accounting Pronouncements (Unaudited)

SFAS No. 123 (revised 2004), Share Based Payment
      In December 2004, the FASB issued SFAS No. 123(R), which amends SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative and narrowing the non-compensatory exception associated with employee stock purchase plans allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, that will affect our accounting for stock-based awards in the future.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provisions of SFAS No. 123(R) provide for an effective date of July 1, 2005 for calendar-year public companies. However, in April 2005, the Securities and Exchange Commission adopted a rule that amends the compliance dates for SFAS No. 123(R), making it effective at the beginning of the first fiscal year that begins after June 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:

(i) The modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted or modified after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share-based awards that remain unvested at the effective date; or

(ii) The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.
      We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method.
      As disclosed in Note 15, on December 16, 2005, the Compensation Committee of our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plans effective December 28, 2005. The decision to accelerate the vesting of outstanding stock options was made primarily to reduce the non-cash compensation expense that we would have otherwise recorded in future periods as a result of adopting SFAS No. 123(R). We estimate that the acceleration eliminated approximately $55 million of pre-tax compensation charges that would have been recognized over the next three years as the stock options vested. We recognized a $2 million pre-tax charge to compensation expense during the fourth quarter of 2005 as a result of the acceleration, but will not be required to recognize future compensation expense for the accelerated options under SFAS No. 123(R) unless further modifications are made to the options, which is not anticipated. As a result of the acceleration, we do not expect the adoption of SFAS No. 123(R) to materially impact our financial position, results of operations or cash flows.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Item 9B.     Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information required by this Item is incorporated by reference to “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting” in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be held May 5, 2006.
      We have adopted a code of ethics that applies to our CEO, CFO and Chief Accounting Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Conduct,” is posted on our website at http://www.wm.com under the caption “Ethics and Diversity.”

Item 11.	Executive Compensation.
      The information required by this Item is set forth under the caption “Executive Compensation” in the 2006 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this Item is incorporated by reference to “Director and Officer Stock Ownership” and “Equity Compensation Plan Table” in the 2006 Proxy Statement.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item is set forth under the caption “Related Party Transactions” in the 2006 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
      The information required by this Item is set forth under the caption “Principal Accounting Fees and Services” in the 2006 Proxy Statement and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31,
2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31,
2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the years ended
December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
      (a)(2) Consolidated Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts
      All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.
      (b) Exhibits:

Exhibit No.		Description

3.1	—	Second Amended and Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2002].
3.2	—	Bylaws [Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 2004].
4.1	—	Specimen Stock Certificate [Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2	—	Indenture for Subordinated Debt Securities dated February 1, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].
4.3	—	Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].
10.1	—	2004 Stock Incentive Plan [Incorporated by reference to Appendix C-1 to the Proxy Statement for the 2004 Annual Meeting of Stockholders].
10.2	—	2005 Annual Incentive Plan [Incorporated by reference to Appendix D-1 to the Proxy Statement for the 2004 Annual Meeting of Stockholders].
10.3	—	1997 Employee Stock Purchase Plan [Incorporated by reference to Appendix C to the Proxy Statement for the 2000 Annual Meeting of Stockholders].
10.4	—	Waste Management, Inc. Retirement Savings Restoration Plan [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002].

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exhibit No.			Description

10.5		—	$2.4 Billion Revolving Credit Agreement dated as of October15, 2004, by and among Waste Management, Inc., Waste Management Holdings, Inc. and Certain Banks and Citibank, N.A. as Administrative Agent, JP Morgan Chase Bank and Bank of America, N.A. as Syndication Agents and Barclays Bank PLC and Deutsche Bank AG as Documentation Agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC as Lead Arrangers and Book Managers. [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004].
10.6		—	Ten-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003].
10.7		—	Five-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2003].
10.8		—	Seven-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003].
10.9		—	Reimbursement Agreement between the Company and Oakmont Asset Trust, dated as of December 22, 2003. [Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2003].
10	.10*	—	2006 Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan.
10	.11*	—	2006 Form of Performance Share Unit Award Agreement under the 2004 Stock Incentive Plan.
10.12		—	2003 Waste Management, Inc. Directors Deferred Compensation Plan [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2003].
10.13		—	Employment Agreement between the Company and Cherie C. Rice dated August 26, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated August 26, 2005].
10.14		—	Employment Agreement between the Company and Greg A. Robertson dated August 1, 2003 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004].
10.15		—	Employment Agreement between the Company and Lawrence O’Donnell III dated January 21, 2000 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000].
10.16		—	Employment Agreement between the Company and Lynn M. Caddell dated March 12, 2004 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004].
10.17		—	Employment Agreement between the Company and Robert A. Damico dated December 17, 1998 [Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 1999].
10.18		—	Employment Agreement between the Company and Duane C. Woods dated October 20, 2004 [Incorporated by reference to Form 8-K dated October 20, 2004].
10.19		—	Employment Agreement between the Company and David R. Hopkins dated March 30, 2000 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000].
10.20		—	Employment Agreement between the Company and David Steiner dated as of May 6, 2002 [Incorporated by reference to Exhibits 10.1 to Form 10-Q for the quarter ended March 31, 2002].
10.21		—	Employment Agreement between the Company and James E. Trevathan dated as of June 1, 2000. [Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2000].
10.22		—	Employment Agreement between the Company and Charles E. Williams dated as of June 1, 2000. [Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2000].
10.23		—	Employment Agreement between Recycle America Alliance, LLC and Patrick DeRueda dated as of August 4, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated August 8, 2005].
10.24		—	Employment Agreement between the Company and Richard T. Felago dated as of May 14, 2001 [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2001].
10.25		—	Employment Agreement between the Company and Robert G. Simpson dated as of October 20, 2004 [Incorporated by reference to Form 8-K dated October 20, 2004].
10.26		—	Employment Agreement between the Company and Barry H. Caldwell dated as of September 23, 2002 [Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].
10.27		—	Employment Agreement between the Company and David Aardsma dated June 16, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated June 22, 2005].

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exhibit No.			Description

10.28		—	Employment Agreement between the Company and Rick L Wittenbraker, dated as of November 10, 2003 [Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2003].
10.29		—	Employment Agreement between the Company and Jimmy D. LaValley dated as of January 21, 2004 [Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2003].
10.30		—	Employment Agreement and First Amendment to Employment Agreement between Wheelabrator Technologies Inc. and Drennan Lowell dated as of July 2002. [Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2004].
10.31		—	2000 Broad-Based Employee Plan [Incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 1999].
10	.32*	—	CDN $410,000,000 Credit Facility Credit Agreement by and between Waste Management of Canada Corporation (as Borrower), Waste Management, Inc. and Waste Management Holdings, Inc. (as Guarantors), BNP Paribas Securities Corp. and Scotia Capital (as Lead Arrangers and Book Runners) and Bank of Nova Scotia (as Administrative Agent) and the Lenders from time to time party to the Agreement dated as of November 30, 2005.
12	.1*	—	Computation of Ratio of Earnings to Fixed Charges.
21	.1*	—	Subsidiaries of the Registrant.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
31	.1*	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended of David P. Steiner, Chief Executive Officer.
31	.2*	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32	.1*	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32	.2*	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.

*	Filed herewith.

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste Management, Inc.

By:	/s/ David P. Steiner

David P. Steiner
Chief Executive Officer and Director
Date: February 21, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David P. Steiner David P. Steiner	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2006

/s/ Robert G. Simpson Robert G. Simpson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2006

/s/ Greg A. Robertson Greg A. Robertson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2006

/s/ Pastora San Juan Cafferty Pastora San Juan Cafferty	Director	February 21, 2006

/s/ Frank M. Clark Frank M. Clark	Director	February 21, 2006

/s/ John C. Pope John C. Pope	Chairman of the Board and Director	February 21, 2006

/s/ W. Robert Reum W. Robert Reum	Director	February 21, 2006

/s/ Steven G. Rothmeier Steven G. Rothmeier	Director	February 21, 2006

/s/ Thomas H. Weidemeyer Thomas H. Weidemeyer	Director	February 21, 2006

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Waste Management, Inc.
      We have audited the consolidated financial statements of Waste Management, Inc. (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated February 20, 2006 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit.
      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP
Houston, Texas
February 20, 2006

WASTE MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
WASTE MANAGEMENT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

			Accounts
	Balance	Charged	Written		Balance
	Beginning	(Credited)	Off/Use of		End of
	of Year	to Income	Reserve	Other(A)	Year

2003 — Reserves for doubtful accounts(B)	$78	$45	$(49)	$1	$75
2004 — Reserves for doubtful accounts(B)	$75	$48	$(61)	$—	$62
2005 — Reserves for doubtful accounts(B)	$62	$50	$(51)	$1	$62
2003 — Merger and restructuring accruals(C)	$10	$44	$(37)	$(6)	$11
2004 — Merger and restructuring accruals(C)	$11	$(1)	$(9)	$—	$1
2005 — Merger and restructuring accruals(C)	$1	$28	$(21)	$—	$8
2003 — Reserve for major maintenance expenditures(D)	$48	$(48)	$—	$—	$—
2004 — Reserve for major maintenance expenditures(D)	$—	$—	$—	$—	$—
2005 — Reserve for major maintenance expenditures(D)	$—	$—	$—	$—	$—

(A)	Reserves for doubtful accounts related to purchase business combinations, reserves associated with dispositions of businesses, reserves reclassified to operations held for sale, and reclasses among reserve accounts.

(B)	Includes reserves for doubtful accounts receivable and notes receivable.

(C)	Included in accrued liabilities in our Consolidated Balance Sheets. These accruals represent employee severance and benefit costs and transitional costs.

(D)	For major maintenance expenditures at the Company’s waste-to-energy and independent power production facilities. Policy changed in January 2003 to a method of expensing expenditures as incurred.

INDEX TO EXHIBITS

Exhibit No.*			Description

3.1		—	Second Amended and Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2002].
3.2		—	Bylaws [Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 2004].
4.1		—	Specimen Stock Certificate [Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2		—	Indenture for Subordinated Debt Securities dated February 1, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].
4.3		—	Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].
10.1		—	2004 Stock Incentive Plan [Incorporated by reference to Appendix C-1 to the Proxy Statement for the 2004 Annual Meeting of Stockholders].
10.2		—	2005 Annual Incentive Plan [Incorporated by reference to Appendix D-1 to the Proxy Statement for the 2004 Annual Meeting of Stockholders].
10.3		—	1997 Employee Stock Purchase Plan [Incorporated by reference to Appendix C to the Proxy Statement for the 2000 Annual Meeting of Stockholders].
10.4		—	Waste Management, Inc. Retirement Savings Restoration Plan [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002].
10.5		—	$2.4 Billion Revolving Credit Agreement dated as of October 15, 2004, by and among Waste Management, Inc., Waste Management Holdings, Inc. and Certain Banks and Citibank, N.A. as Administrative Agent, JP Morgan Chase Bank and Bank of America, N.A. as Syndication Agents and Barclays Bank PLC and Deutsche Bank AG as Documentation Agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC as Lead Arrangers and Book Managers. [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004].
10.6		—	Ten-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003].
10.7		—	Five-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2003].
10.8		—	Seven-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003].
10.9		—	Reimbursement Agreement between the Company and Oakmont Asset Trust, dated as of December 22, 2003. [Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2003].
10	.10*	—	2006 Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan.
10	.11*	—	2006 Form of Performance Share Unit Award Agreement under the 2004 Stock Incentive Plan.
10.12		—	2003 Waste Management, Inc. Directors Deferred Compensation Plan [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2003].
10.13		—	Employment Agreement between the Company and Cherie C. Rice dated August 26, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated August 26, 2005].
10.14		—	Employment Agreement between the Company and Greg A. Robertson dated August 1, 2003 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004].
10.15		—	Employment Agreement between the Company and Lawrence O’Donnell III dated January 21, 2000 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000].
10.16		—	Employment Agreement between the Company and Lynn M. Caddell dated March 12, 2004 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004].
10.17		—	Employment Agreement between the Company and Robert A. Damico dated December 17, 1998 [Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 1999].
10.18		—	Employment Agreement between the Company and Duane C. Woods dated October 20, 2004 [Incorporated by reference to Form 8-K dated October 20, 2004].
10.19		—	Employment Agreement between the Company and David R. Hopkins dated March 30, 2000 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000].
10.20		—	Employment Agreement between the Company and David Steiner dated as of May 6, 2002 [Incorporated by reference to Exhibits 10.1 to Form 10-Q for the quarter ended March 31, 2002].

Exhibit No.*			Description

10.21		—	Employment Agreement between the Company and James E. Trevathan dated as of June 1, 2000. [Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2000].
10.22		—	Employment Agreement between the Company and Charles E. Williams dated as of June 1, 2000. [Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2000].
10.23		—	Employment Agreement between Recycle America Alliance, LLC and Patrick DeRueda dated as of August 4, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated August 8, 2005].
10.24		—	Employment Agreement between the Company and Richard T. Felago dated as of May 14, 2001 [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2001].
10.25		—	Employment Agreement between the Company and Robert G. Simpson dated as of October 20, 2004 [Incorporated by reference to Form 8-K dated October 20, 2004].
10.26		—	Employment Agreement between the Company and Barry H. Caldwell dated as of September 23, 2002 [Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].
10.27		—	Employment Agreement between the Company and David Aardsma dated June 16, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated June 22, 2005].
10.28		—	Employment Agreement between the Company and Rick L Wittenbraker, dated as of November 10, 2003 [Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2003].
10.29		—	Employment Agreement between the Company and Jimmy D. LaValley dated as of January 21, 2004 [Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2003].
10.30		—	Employment Agreement and First Amendment to Employment Agreement between Wheelabrator Technologies Inc. and Drennan Lowell dated as of July 2002. [Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2004].
10.31		—	2000 Broad-Based Employee Plan [Incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 1999].
10	.32*	—	CDN $410,000,000 Credit Facility Credit Agreement by and between Waste Management of Canada Corporation (as Borrower), Waste Management, Inc. and Waste Management Holdings, Inc. (as Guarantors), BNP Paribas Securities Corp. and Scotia Capital (as Lead Arrangers and Book Runners) and Bank of Nova Scotia (as Administrative Agent) and the Lenders from time to time party to the Agreement dated as of November 30, 2005.
12	.1*	—	Computation of Ratio of Earnings to Fixed Charges.
21	.1*	—	Subsidiaries of the Registrant.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
31	.1*	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended of David P. Steiner, Chief Executive Officer.
31	.2*	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32	.1*	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32	.2*	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.

*	Filed herewith.