Form 10-Q
period 2006-03-31
WASTE MANAGEMENT INC
filed 2006-04-27
CIK 823768

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 24, 2006 was 545,119,909 (excluding treasury shares of 85,162,552).

PART I.

Item 1.	Financial Statements.
WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	March 31,	December 31,
	2006	2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$454	$666
Accounts receivable, net of allowance for doubtful accounts of $60 and $61, respectively	1,633	1,757
Other receivables	242	247
Parts and supplies	96	99
Deferred income taxes	91	94
Other assets	871	588

Total current assets	3,387	3,451
Property and equipment, net of accumulated depreciation and amortization of $11,471 and $11,287, respectively	11,063	11,221
Goodwill	5,352	5,364
Other intangible assets, net	144	150
Other assets	900	949

Total assets	$20,846	$21,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$575	$719
Accrued liabilities	1,447	1,533
Deferred revenues	482	483
Current portion of long-term debt	600	522

Total current liabilities	3,104	3,257
Long-term debt, less current portion	8,020	8,165
Deferred income taxes	1,362	1,364
Landfill and environmental remediation liabilities	1,198	1,180
Other liabilities	801	767

Total liabilities	14,485	14,733

Minority interest in subsidiaries and variable interest entities	290	281

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,485	4,486
Retained earnings	3,802	3,615
Accumulated other comprehensive income	118	126
Restricted stock unearned compensation	—	(2)
Treasury stock at cost, 84,102,636 and 78,029,452 shares, respectively	(2,340)	(2,110)

Total stockholders’ equity	6,071	6,121

Total liabilities and stockholders’ equity	$20,846	$21,135

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

Operating revenues	$3,229	$3,038

Costs and expenses:
Operating	2,100	2,044
Selling, general and administrative	368	330
Depreciation and amortization	328	321
Restructuring	—	—
Asset impairments and unusual items	(2)	(23)

	2,794	2,672

Income from operations	435	366

Other income (expense):
Interest expense	(136)	(116)
Interest income	9	6
Equity in net losses of unconsolidated entities	(8)	(26)
Minority interest	(12)	(10)
Other, net	1	—

	(146)	(146)

Income before income taxes	289	220
Provision for income taxes	103	70

Net income	$186	$150

Basic earnings per common share	$0.34	$0.26

Diluted earnings per common share	$0.34	$0.26

Cash dividends declared per common share (1st quarter 2006 dividend of $0.22 per share declared in December 2005, paid in March 2006)	$—	$0.20

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

Cash flows from operating activities:
Net income	$186	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	13	14
Depreciation and amortization	328	321
Deferred income tax provision	6	9
Minority interest	12	10
Equity in net losses of unconsolidated entities, net of distributions	10	17
Net gain on disposal of assets	(6)	(1)
Effect of asset impairments and unusual items	(2)	(23)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	99	99
Other current assets	(20)	(19)
Other assets	(2)	(6)
Accounts payable and accrued liabilities	(89)	(67)
Deferred revenues and other liabilities	28	4

Net cash provided by operating activities	563	508

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(8)	(87)
Capital expenditures	(171)	(185)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	18	97
Purchases of short-term investments	(784)	(86)
Proceeds from sales of short-term investments	556	96
Net receipts from restricted trust and escrow accounts	47	53
Other, net	(11)	(9)

Net cash used in investing activities	(353)	(121)

Cash flows from financing activities:
New borrowings	51	—
Debt repayments	(87)	(118)
Common stock repurchases	(375)	(99)
Cash dividends	(121)	(114)
Exercise of common stock options and warrants	125	26
Excess tax benefits associated with equity-based compensation	18	—
Minority interest distributions paid	(3)	(3)
Other, net	(29)	(64)

Net cash used in financing activities	(421)	(372)

Effect of exchange rate changes on cash and cash equivalents	(1)	2

Increase (decrease) in cash and cash equivalents	(212)	17
Cash and cash equivalents at beginning of period	666	424

Cash and cash equivalents at end of period	$454	$441

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated	Restricted
	Common Stock		Additional		Other	Stock	Treasury Stock
			Paid-In	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Shares	Amount

Balance, December 31, 2004	630,282	$6	$4,481	$3,004	$69	$(4)	(60,070)	$(1,585)
Net income	—	—	—	1,182	—	—	—	—
Cash dividends, paid	—	—	—	(449)	—	—	—	—
Cash dividends declared, but not paid	—	—	—	(122)	—	—	—	—
Common stock issued upon exercise of stock options and warrants and grants of restricted stock, including tax benefit of $17	—	—	(11)	—	—	—	6,112	164
Earned compensation related to restricted stock	—	—	—	—	—	2	—	—
Common stock repurchases	—	—	—	—	—	—	(24,727)	(706)
Unrealized gain resulting from changes in fair value of derivative instruments, net of taxes of $11	—	—	—	—	16	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $4	—	—	—	—	6	—	—	—
Unrealized gain on marketable securities, net of taxes of $1	—	—	—	—	2	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	33	—	—	—
Other	—	—	16	—	—	—	656	17

Balance, December 31, 2005	630,282	$6	$4,486	$3,615	$126	$(2)	(78,029)	$(2,110)

Net income	—	—	—	186	—	—	—	—
Cash dividends adjustment	—	—	—	1	—	—	—	—
Common stock issued upon exercise of stock options and warrants, including tax benefit of $18	—	—	—	—	—	—	5,360	147
Common stock repurchases	—	—	—	—	—	—	(11,849)	(388)
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $4	—	—	—	—	(6)	—	—	—
Realized gains on derivative instruments reclassified into earnings, net of taxes of $1	—	—	—	—	(1)	—	—	—
Unrealized gain on marketable securities, net of taxes of $1	—	—	—	—	3	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	(4)	—	—	—
Other	—	—	(1)	—	—	2	415	11

Balance, March 31, 2006	630,282	$6	$4,485	$3,802	$118	$—	(84,103)	$(2,340)

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
      WMI was incorporated in Oklahoma in 1987 under the name “USA Waste Services, Inc.” and was reincorporated as a Delaware company in 1995. In a 1998 merger, the Illinois-based waste services company formerly known as Waste Management, Inc. became a wholly-owned subsidiary of WMI and changed its name to Waste Management Holdings, Inc. (“WM Holdings”). At the same time, our parent holding company changed its name from USA Waste Services to Waste Management, Inc. Like WMI, WM Holdings is a holding company that conducts all of its operations through subsidiaries. For more detail on the financial position, results of operations and cash flows of WMI, WM Holdings and their subsidiaries, see Note 13.
      The Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
      Accounting Change — On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment (“SFAS No. 123(R)”), which requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant. We adopted SFAS No. 123(R) using the modified prospective method, which results in the recognition of compensation expense using the provisions of SFAS No. 123(R) for all share-based awards granted or modified after December 31, 2005 and the recognition of compensation expense using the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), for all unvested awards outstanding at the date of adoption. Under this transition method, the results of operations of prior periods have not been restated. Accordingly, we will continue to provide pro forma financial information for prior periods to illustrate the effect on net income and earnings per share of applying the fair value recognition provisions of SFAS No. 123.
      Through December 31, 2005, we accounted for equity-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended (“APB No. 25”). Under APB No. 25, we recognized compensation expense based on an award’s intrinsic value. For stock options, which were the primary form of equity-based awards we granted through December 31, 2004, this meant that we recognized no compensation expense in connection with the grants, as

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the exercise price of the options was equal to the fair market value of our common stock on the date of grant and all other provisions were fixed. As discussed below, beginning in 2005, restricted stock units and performance share units became the primary form of equity-based compensation awarded under our long-term incentive plans. For restricted stock units, intrinsic value is equal to the market value of our common stock on the date of grant. For performance share units, APB No. 25 required “variable accounting,” which resulted in the recognition of compensation expense based on the intrinsic value of each award at the end of each reporting period.
      The most significant difference between the fair value approaches prescribed by SFAS No. 123 and SFAS No. 123(R) and the intrinsic value method prescribed by APB No. 25 relates to the recognition of compensation expense for stock option awards based on their grant date fair value. Under SFAS No. 123, we estimated the fair value of stock option grants using the Black-Scholes-Merton option-pricing model. The following table reflects the pro forma impact on net income and earnings per common share for the three months ended March 31, 2005 of accounting for our equity-based compensation using SFAS No. 123 (in millions, except per share amounts):

Three Months
Ended
March 31,
2005

Reported net income	$150
Add: Equity-based compensation expense included in reported net income, net of tax benefit	4
Less: Total equity-based compensation expense per SFAS No. 123, net of tax benefit	(18)

Pro forma net income	$136

Basic earnings per common share:
Reported net income	$0.26
Add: Equity-based compensation expense included in reported net income, net of tax benefit	0.01
Less: Total equity-based compensation expense per SFAS No. 123, net of tax benefit	(0.03)

Pro forma net income	$0.24

Diluted earnings per common share:
Reported net income	$0.26
Add: Equity-based compensation expense included in reported net income, net of tax benefit	0.01
Less: Total equity-based compensation expense per SFAS No. 123, net of tax benefit	(0.03)

Pro forma net income	$0.24

      In December 2005, the Compensation Committee of our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plans, effective December 28, 2005. The decision to accelerate the vesting of outstanding stock options was made primarily to reduce the non-cash compensation expense that we would have otherwise recorded in future periods as a result of adopting SFAS No. 123(R). We estimate that the acceleration eliminated approximately $55 million of cumulative pre-tax compensation charges that would have been recognized during 2006, 2007 and 2008 as the

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock options would have continued to vest. We recognized a $2 million pre-tax charge to compensation expense during the fourth quarter of 2005 as a result of the acceleration, but do not expect to recognize future compensation expense for the accelerated options under SFAS No. 123(R) unless further modifications are made to the options, which is not anticipated.
      Additionally, as a result of changes in accounting required by SFAS No. 123(R) and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, our Board of Directors approved a substantial change in the form of awards that we grant. Beginning in 2005, annual stock option grants, as well as stock option grants in connection with new hires and promotions, were replaced with either (i) grants of restricted stock units and performance share units or (ii) an enhanced cash compensation award. The terms of restricted stock units and performance share units granted during 2006 are summarized in Note 8.
      We recognized $4 million of compensation expense, or $2 million net of tax, during the three months ended March 31, 2006 and $6 million, or $4 million net of tax, during the three months ended March 31, 2005 associated with restricted stock, restricted stock units and performance share units. The reduction in compensation expense recognized between 2005 and 2006 was driven by a change in the awards’ retirement provisions rather than the change in accounting required as a result of our adoption of SFAS No. 123(R). As discussed above, the then pending adoption of SFAS No. 123(R) significantly affected our Board of Directors’ considerations related to equity-based compensation, resulting in their decision to accelerate the vesting of outstanding stock options and replace stock options with restricted stock units and performance share units. As a result of these changes, the adoption of SFAS No. 123(R) on January 1, 2006 did not significantly affect our accounting for equity-based compensation or our net income for the three months ended March 31, 2006. We do not currently expect this change in accounting to significantly impact our future results of operations. However, we do expect equity-based compensation expense to increase over the next three to four years because of the incremental expense that will be recognized each year as our Board of Directors grants additional awards.
      Prior to the adoption of SFAS No. 123(R), we included all tax benefits associated with equity-based compensation as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (excess tax benefits) to be classified as financing cash flows. We included $18 million of excess tax benefits in our cash flows from financing activities for the three months ended March 31, 2006 that would have been classified as an operating cash flow if we had not adopted SFAS No. 123(R). During the first quarter of 2005, excess tax benefits improved our operating cash flows by approximately $4 million.
      Reclassification of Segment Information — In the third quarter of 2005, we eliminated our Canadian Group office, and the management of our Canadian operations was allocated among our Eastern, Midwest and Western Groups. We have allocated the operating results of our Canadian operations to the Eastern, Midwest and Western Groups for the first quarter of 2005 to provide financial information that consistently reflects our current approach to managing our operations. This reorganization also resulted in the centralization of certain Group office functions. The administrative costs associated with these functions were included in the measurement of income from operations for our reportable segments through August 2005, when the integration of these functions with our existing centralized processes was completed. Beginning in September 2005, these administrative costs have been included in the income from operations of our Corporate organization. The reallocation of these costs has not significantly affected the operating results of our reportable segments for the periods presented. Refer to Note 11 for additional information about our reportable segments.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Landfill and Environmental Remediation Liabilities

Accounting Policies
      Final Capping, Closure and Post-Closure Costs — Following is a description of these asset retirement activities and our related accounting:

•	Final capping — Involves the installation of flexible membrane liners and geosynthetic clay liners, drainage and compacted soil layers and topsoil over areas of a landfill where total airspace capacity has been consumed. Final capping asset retirement obligations are recorded on a units-of-consumption basis as airspace is consumed related to the specific final capping event with a corresponding increase in the landfill asset. Each final capping event is accounted for as a discrete obligation based on estimates of the discounted cash flows and capacity associated with each final capping event.

•	Closure — Includes the construction of the final portion of methane gas collection systems (when required), demobilization and routine maintenance costs. These are costs incurred after the site ceases to accept waste, but before the landfill is certified as closed by the applicable state regulatory agency. These costs are accrued as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Closure obligations are accrued over the life of the landfill based on estimates of the discounted cash flows associated with performing closure activities.

•	Post-closure — Involves the maintenance and monitoring of a landfill site that has been certified closed by the applicable regulatory agency. Generally, we are required to maintain and monitor landfill sites for a 30-year period. These maintenance and monitoring costs are accrued as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Post-closure obligations are accrued over the life of the landfill based on estimates of the discounted cash flows associated with performing post-closure activities.
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
      Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the three months ended March 31, 2006 and 2005, we inflated these costs in current dollars until the expected time of payment using an annual inflation rate of 2.5%. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred consistent with the expected cash flow

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted-average annual rate applicable to our asset retirement obligations at March 31, 2006 is between 6.00% and 7.25%, the range of the credit-adjusted, risk-free discount rates effective since adopting SFAS No. 143 in 2003.
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
      Our estimations are based on several factors. We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. We routinely review and evaluate sites that require remediation, considering whether we were an owner, operator, transporter, or generator at the site; the amount and type of waste hauled to the site and the number of years we were associated with the site. Next, we review the same type of information with respect to other named and

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unnamed PRPs. Estimates of the cost for the likely remedy are then either developed using our internal resources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management’s judgment and experience in remediating our own and unrelated parties’ sites;

•	Information available from regulatory agencies as to costs of remediation;

•	The number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and

•	The typical allocation of costs among PRPs.
      There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of the range in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $185 million higher on a discounted basis than the $278 million recorded in the Condensed Consolidated Financial Statements as of March 31, 2006.
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
      Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (by 2.5% per annum at March 31, 2006 and December 31, 2005) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for United States Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. As a result of an increase in our risk-free discount rate, which increased from an annual rate of 4.25% at December 31, 2005 to an annual rate of 4.75% at March 31, 2006, we recorded a $6 million reduction in first quarter 2006 “Operating” expenses and a corresponding decrease in environmental remediation liabilities. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in “Operating” costs and expenses in our Condensed Consolidated Statements of Operations.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Landfill and Environmental Remediation Liabilities
      Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2006			December 31, 2005

		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$107	$48	$155	$114	$47	$161
Long-term	968	230	1,198	938	242	1,180

	$1,075	$278	$1,353	$1,052	$289	$1,341

      The changes to landfill and environmental remediation liabilities for the year ended December 31, 2005 and the three months ended March 31, 2006 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2004	$979	$324
Obligations incurred and capitalized	62	—
Obligations settled	(51)	(52)
Interest accretion	66	10
Revisions in estimates	(6)	12
Acquisitions, divestitures and other adjustments	2	(5)

December 31, 2005	1,052	289
Obligations incurred and capitalized	15	—
Obligations settled	(7)	(6)
Interest accretion	17	2
Revisions in estimates	(2)	(7)

March 31, 2006	$1,075	$278

      At several of our landfills, we provide financial assurance by depositing cash into restricted escrow accounts or trust funds for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $205 million at March 31, 2006, and is primarily included as long-term “Other assets” in our Condensed Consolidated Balance Sheet. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iii) acquisitions or divestitures of landfills; and (iv) changes in the fair value of the financial instruments held in the trust fund or escrow account.

3.	Current Other Assets
      The primary components of current “Other assets” as of March 31, 2006 and December 31, 2005 were as follows:
      Short-term investments available for use — We invest in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rate reset mechanism for these instruments results in a periodic marketing of the underlying securities through an auction process. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as current assets in our Condensed Consolidated Balance Sheets. As of March 31, 2006 and December 31, 2005, $534 million and $300 million, respectively, of investments in auction rates securities and variable rate demand notes have been included as a component of current “Other assets.”

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assets held for sale — As of March 31, 2006 and December 31, 2005 our current “Other assets” included $162 million and $124 million, respectively, of operations and property held for sale. These balances are primarily attributable to our divestiture program, which was approved by our Board of Directors in July 2005 to divest under-performing and non-strategic operations. At that time, assets representing $400 million in annual revenues were identified for inclusion in the program. In January 2006, we identified additional operations, representing over $500 million in annual revenues, that may also be sold as part of this divestiture plan.
      As of March 31, 2006, we had delayed the marketing of certain operations under the divestiture plan pending (i) contract negotiations with major customers in the market or (ii) our continued review of certain assets to be sold within the market. Although we are actively marketing the remaining operations, the majority of these operations do not currently qualify as assets held for sale. Held-for-sale assets are recorded at the lower of their carrying amount or their fair value less the estimated cost to sell. Our quarterly assessment of these operations includes an analysis to determine if they qualify for discontinued operations accounting. Discontinued operations were not material to our results of operations or cash flows for the three months ended March 31, 2006 and 2005.

4.	Debt

Debt
      The following table summarizes the major components of debt at each balance sheet date (in millions):

	March 31,	December 31,
	2006	2005

Revolving credit and letter of credit facilities	$—	$—
Canadian credit facility (weighted average interest rate of 4.5% at March 31, 2006 and 4.4% at December 31, 2005)(a)	333	340
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.00% to 8.75% (weighted average interest rate of 7.0% at March 31, 2006 and at December 31, 2005)(b)	5,116	5,155
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 2.3% to 7.4% (weighted average interest rate of 4.1% at March 31, 2006 and 4.2% at December 31, 2005)(c),(d)	2,289	2,291
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 3.2% to 9.3% (weighted average interest rate of 5.2% at March 31, 2006 and 5.3% at December 31, 2005)	403	404
Capital leases and other, maturing through 2036, interest rates up to 12%	479	497

	8,620	8,687
Less current portion	600	522

	$8,020	$8,165

a)	As of March 31, 2006, we had $342 million of principal ($333 million net of discount) outstanding under this credit facility agreement. The advances do not accrue interest during their terms. Accordingly, the proceeds we initially received were for the principal amount of the advances net of the total interest obligation due for the term of the advance, and the debt was initially recorded based on the net proceeds received. The advances have a weighted average effective interest rate of 4.5%, which is being amortized to interest expense with a corresponding increase in our recorded debt obligation using the effective interest method. During the three months ended March 31, 2006, we increased the carrying value of the debt for the recognition of

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4 million of interest expense for the facility. In March 2006, $60 million of the advances under this three-year credit facility agreement matured. We elected to renew $51 million of that advance under the terms of the facility and repaid the remaining $9 million with available cash. The carrying value of these debt obligations was also reduced by approximately $2 million during the three months ended March 31, 2006 as a result of a decline in the Canadian translation rate from December 31, 2005.

Our outstanding advances mature either three or twelve months from the date of issuance, but may be renewed under the terms of the facility. As of March 31, 2006, we expect to repay $86 million of outstanding advances with available cash and renew the remaining borrowings under the terms of the facility. Accordingly, $86 million of debt associated with these borrowings is classified as current in our March 31, 2006 Condensed Consolidated Balance Sheet and the remaining borrowings have been classified as long-term.

b)	We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of March 31, 2006, the interest payments on $2.35 billion of our fixed-rate senior notes have been swapped to variable rates. Fair value hedge accounting for interest rate swap contracts increased the carrying value of our senior notes by $6 million at March 31, 2006 and $46 million at December 31, 2005.

c)	During the three months ended March 31, 2006, $2 million of our tax-exempt bonds matured and were repaid with available cash.

d)	Fair value hedge accounting for interest rate swap contracts increased the carrying value of our tax-exempt bonds by $1 million at March 31, 2006 and December 31, 2005.

Debt Covenants
      Our revolving credit facility and certain other financing agreements contain financial covenants. The most restrictive of these financial covenants are contained in our revolving credit facility. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the revolving credit facility:

Computed Results

	Requirement	March 31,	December 31,
Covenant	per Facility	2006	2005

Interest coverage ratio	>2.75 to 1	3.6 to 1	3.7 to 1
Total debt to EBITDA	<3.5 to 1	2.7 to 1	2.7 to 1
      Our revolving credit facility and senior notes also contain certain restrictions intended to monitor our level of indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of March 31, 2006, we were in compliance with the covenants and restrictions under all of our debt agreements.

5.	Income Taxes
      The current tax obligations associated with the provision for income taxes recorded in the Condensed Consolidated Statements of Operations are reflected in the accompanying Condensed Consolidated Balance Sheets as a component of “Accrued liabilities,” and the deferred tax obligations are reflected in “Deferred income taxes.”
      The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2006 is primarily due to state and local income taxes, offset in part by the favorable impact of non-conventional fuel tax credits. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2005 is primarily due to the favorable impact of non-conventional fuel tax credits, offset in part by state and local income taxes. We continue to evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.
      Non-conventional fuel tax credits — The favorable impact of non-conventional fuel tax credits has been derived from our landfills and our investments in two coal-based, synthetic fuel production facilities (the

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Facilities”), which are discussed in more detail below. The fuel generated from our landfills and the Facilities qualifies for tax credits through 2007 pursuant to Section 45K (formerly Section 29, but re-designated as Section 45K effective for years ending after December 31, 2005) of the Internal Revenue Code, and may be phased out if the price of oil exceeds an annual average price threshold determined by the U.S. Internal Revenue Service. Our effective tax rate for the first quarter of 2006 reflects our current expectations for the partial phase out of Section 45K tax credits generated during 2006. We have developed our current expectations for the phase out of 61% of Section 45K credits using market information for current and forward-looking oil prices as of March 31, 2006. Accordingly, our current estimated effective tax rate could be materially different than our actual 2006 effective tax rate if our expectations for oil prices for the year are inconsistent with actual results.
      The tax credits generated by our landfills are provided by our Renewable Energy Program, under which we develop, operate and promote the beneficial use of landfill gas. Our recorded taxes for the three months ended March 31, 2006 and 2005 include benefits of $2 million and $4 million, respectively, from tax credits generated by our landfill gas-to-energy projects.
      In 2004, we acquired minority ownership interests in the Facilities, which result in the recognition of our pro-rata share of the Facilities’ losses, the amortization of our initial investments and additional expense associated with other estimated obligations being recorded as “Equity in net losses of unconsolidated entities” within our Condensed Consolidated Statements of Operations. The equity losses and associated tax benefits would not have been incurred if we had not acquired the minority ownership interest in the Facilities. If the tax credits generated by the Facilities were no longer allowable under Section 45K of the Internal Revenue Code, we could cease making payments in the period that determination is made and not incur these losses in future periods. As discussed above, our effective tax rate for the three months ended March 31, 2006 includes the effect of a partial phase out of Section 45K credits generated during 2006. The reduction in our current period “Equity in net losses of unconsolidated entities” also reflects the impact of a partial phase out of Section 45K credits on our contractual obligations to fund the Facilities’ losses.
      The following table summarizes the impact of our investments in the Facilities on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended
	March 31,

	2006	2005

Equity in net losses of unconsolidated entities	$(10)	$(28)
Interest expense, net	(1)	(2)
Benefit from income taxes(a)	12	29

Net income (loss)	$1	$(1)

a)	The benefit from income taxes attributable to the Facilities includes tax credits of $7 million and $17 million for the three months ended March 31, 2006 and 2005, respectively. On an annual basis, we expect the reduction in our tax provision attributable to the Facilities to more than offset the equity losses and interest expense recognized during the year.
     Tax audit settlements — The settlement of tax audits during the quarter resulted in a reduction of our provision for income taxes for the three months ended March 31, 2006 of $6 million, or $0.01 per diluted share. The impact of the audit settlement did not significantly affect our estimated effective tax rate for the current period.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Income
      Comprehensive income represents all changes in our equity except for changes resulting from investments by, and distributions to, stockholders. Comprehensive income for the three months ended March 31, 2006 and 2005 was as follows (in millions):

	Three Months Ended
	March 31,

	2006	2005

Net income	$186	$150

Other comprehensive income (loss):
Unrealized gains (losses) resulting from changes in fair value of derivative instruments, net of taxes	(6)	6
Realized (gains) losses on derivative instruments reclassified into earnings, net of taxes	(1)	2
Unrealized gains (losses) on marketable securities, net of taxes	3	(1)
Translation adjustment of foreign currency statements	(4)	(9)

Other comprehensive income (loss)	(8)	(2)

Comprehensive income	$178	$148

      The components of accumulated other comprehensive income were as follows (in millions):

	March 31,	December 31,
	2006	2005

Accumulated unrealized loss on derivative instruments, net of tax benefit	$(34)	$(27)
Accumulated unrealized gain on marketable securities, net of taxes	8	5
Cumulative translation adjustment of foreign currency statements	144	148

	$118	$126

7.	Earnings Per Share
      The following reconciles the number of shares outstanding at March 31 of each year to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purpose of calculating basic and diluted earnings per share. The table also provides the number of shares of

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock potentially issuable at the end of each period and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (shares in millions):

	Three Months Ended
	March 31,

	2006	2005

Number of common shares outstanding at end of period	546.2	568.3
Effect of using weighted average common shares outstanding	—	0.5

Weighted average basic common shares outstanding	546.2	568.8
Dilutive effect of equity-based compensation awards, warrants and other contingently issuable shares	4.8	4.0

Weighted average diluted common shares outstanding	551.0	572.8

Potentially issuable shares	32.2	42.0
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	6.0	7.5

8.	Stock-Based Compensation, Common Stock Dividends and Common Stock Repurchases

Stock-Based Compensation
      Pursuant to our 2004 Stock Incentive Plan, an aggregate of 34 million shares of our common stock may be issued through various forms of equity-based compensation on terms and conditions determined by the Compensation Committee of our Board of Directors. We currently utilize treasury shares to meet the needs of our equity-based compensation programs under the 2004 Stock Incentive Plan. During 2005 and 2006, the primary forms of equity-based compensation granted to our employees under our long-term incentive programs were restricted stock units and performance share units. The significant terms of awards granted during 2006 are summarized below.
      Restricted stock units — During the three months ended March 31, 2006, we granted approximately 733,000 restricted stock units. These restricted stock units provide the award recipients with dividend equivalents during the vesting period, but the units may not be voted or sold until time-based vesting restrictions have lapsed. The restricted stock units vest ratably over a four-year period, and unvested units are subject to forfeiture in the event of voluntary or for-cause termination. These restricted stock units are subject to pro-rata vesting upon an employee’s retirement and become immediately vested in the event of an employee’s death or disability.
      Compensation expense associated with restricted stock units is measured based on the grant-date fair value of our common stock and is recognized on a straight-line basis over the required employment period, which is generally the vesting period. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of current period and historical forfeitures.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of our restricted stock units as of and for the three months ended March 31, 2006 is presented in the table below (units in thousands):

		Weighted
		Average
	Units	Fair Value

Unvested, December 31, 2005	767	$29.04
Granted	733	$31.70
Vested(a)	(162)	$28.98
Forfeited	(4)	$29.68

Unvested, March 31, 2006	1,334	$30.50

a)	The total fair market value of the shares issued upon the vesting of restricted stock units during the three months ended March 31, 2006 was $5 million.
     Performance share units — During the three months ended March 31, 2006, we granted approximately 724,000 performance share units. The performance share units are payable in shares of common stock based on the achievement of certain financial measures, after the end of a three-year performance period. Performance share units do not provide award recipients with either dividend equivalents or voting rights during the required performance period. These performance share units are payable to an employee (or his beneficiary) upon death or disability as if that employee had remained employed until the end of the performance period, subject to pro-rata vesting upon an employee’s retirement and subject to forfeiture in the event of voluntary or for-cause termination.
      Compensation expense associated with performance share units that continue to vest based on future performance is measured based on the grant-date fair value of our common stock, net of the present value of expected dividend payments on our common stock during the vesting period. Compensation expense is recognized ratably over the performance period based on our estimated achievement of the established performance criteria. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of both the probability that the performance criteria will be achieved and current period and historical forfeitures.
      A summary of the status of our performance share units as of and for the three months ended March 31, 2006 is presented in the table below (units in thousands):

		Weighted
		Average
	Units	Fair Value

Unvested, December 31, 2005	693	$27.05
Granted	724	$31.93
Vested	—	N/A
Forfeited	(3)	$27.05

Unvested, March 31, 2006	1,414	$29.55

      For the three months ended March 31, 2006, we have recognized $4 million of compensation expense associated with restricted stock unit and performance share unit awards as a component of “Selling, general and administrative” expenses in our Condensed Consolidated Statement of Operations. Our current period “Provision for income taxes” includes a corresponding deferred income tax benefit of $2 million. We have not capitalized any equity-based compensation costs during the three months ended March 31, 2006. As of March 31, 2006, we estimate that a total of approximately $65 million of currently unrecognized compensation

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense will be recognized in future periods for unvested restricted stock unit and performance share unit awards issued and outstanding. This expense is expected to be recognized over a period of up to four years.
      Stock options — Prior to 2005, stock options were the primary form of equity-based compensation paid to our employees under our Stock Incentive Plan. On December 16, 2005, the Compensation Committee of our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plans effective December 28, 2005. The decision to accelerate the vesting of outstanding stock options was made primarily to reduce the future non-cash compensation expense that we would have otherwise recorded as a result of our January 1, 2006 adoption of SFAS No. 123(R). We estimate that the acceleration eliminated approximately $55 million of pre-tax compensation charges that would have been recognized over 2006, 2007 and 2008 as the stock options vested. We recognized a $2 million pre-tax charge to compensation expense during the fourth quarter of 2005 as a result of the acceleration, but will not be required to recognize future compensation expense for the accelerated options under SFAS No. 123(R) unless further modifications are made to the options, which is not anticipated.
      A summary of the status of our stock options as of and for the three months ended March 31, 2006 is presented in the table below (shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, December 31, 2005	34,786	$28.15
Granted	3	$30.96
Exercised(a)	(5,373)	$23.93
Forfeited or expired	(76)	$29.12

Outstanding, March 31, 2006(b)	29,340	$28.91

Exercisable, March 31, 2006(b)	29,337	$28.91

a)	The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2006 was $48 million. Approximately 1.2 million stock options were exercised during the three months ended March 31, 2005 with an aggregate intrinsic value of $12 million.

b)	Stock options outstanding and exercisable as of March 31, 2006 have a weighted average contractual term of 5.1 years and an aggregate intrinsic value of $232 million based on the market value of our common stock on March 31, 2006.
     We received $125 million during the three months ended March 31, 2006 from our employees’ stock option exercises. We realized a tax benefit from these stock option exercises of $18 million. These amounts have been presented in the “Cash flows from financing activities” section of our March 31, 2006 Condensed Consolidated Statement of Cash Flows.

Common Stock Dividends and Repurchases
      In October 2004, our Board of Directors approved a capital allocation program that provides for up to $1.2 billion in aggregate dividend payments and share repurchases each year during 2005, 2006 and 2007. Aggregate dividend payments and share repurchases under the capital allocation program were $508 million during the three months ended March 31, 2006 and $216 million during the three months ended March 31, 2005.
      Common Stock Dividends — On January 28, 2005, the Board declared our first quarterly dividend under our current capital allocation program. The dividend was $0.20 per share, and was paid on March 24, 2005 to stockholders of record as of March 1, 2005 for an aggregate of $114 million. In October 2005, the Board of

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Directors announced that it expects future quarterly dividend payments to be $0.22 per share. On December 15, 2005, the Board declared our first quarterly dividend for 2006 of $0.22 per share, which was paid on March 24, 2006 to stockholders of record as of March 6, 2006 for an aggregate of $121 million.
      All future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future prospects and other factors the Board may deem relevant.
      Common Stock Repurchases — In January 2006, we repurchased 9.0 million shares of our common stock for $275 million through an accelerated share repurchase transaction. The number of shares purchased under the accelerated share repurchase transaction was determined by dividing the $275 million by the fair market value of our common stock on the repurchase date. At the end of the agreement’s valuation period, which was in February 2006, we were required to make a settlement payment for the difference between the $275 million paid at the inception of the agreement’s valuation period and the weighted average daily market price of our common stock during the valuation period times the number of shares we repurchased, or $16 million. We elected to make the required settlement payment in cash.
      During the three months ended March 31, 2006, we also repurchased 2.8 million shares of our common stock for $96 million through open market transactions. Approximately $12 million of our first quarter 2006 share repurchases was paid in April 2006. During the three months ended March 31, 2005, we repurchased 3.5 million shares of our common stock at a cost of $102 million, of which $3 million was paid in April 2005. Future share repurchases will be made at the discretion of management, and will depend on factors similar to those considered by the Board in making dividend declarations.

9.	Commitments and Contingencies
      Financial instruments — We have obtained letters of credit, performance bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, environmental remediation and other obligations.
      Historically, our revolving credit facilities have been used to obtain letters of credit to support our bonding and financial assurance needs. We also have letter of credit and term loan agreements and a letter of credit facility that were established to provide us with additional sources of capacity from which we may obtain letters of credit. We obtain surety bonds and insurance policies from an affiliated entity that we have an investment in and account for under the cost method. Additionally in 2003, we guaranteed the debt of a newly-formed surety company in order to assist in the establishment of that entity. We are the primary beneficiary of this entity and consolidate it under the provisions of the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The terms of this guarantee are further discussed within the Guarantees section of this note. We also obtain insurance from a wholly-owned insurance company, the sole business of which is to issue policies for the parent holding company and its other subsidiaries, to secure such performance obligations. In those instances where our use of captive insurance is not allowed, we generally have available alternative bonding mechanisms.
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
      Guarantees — We have entered into the following guarantee agreements associated with our operations:

•	As of March 31, 2006, WM Holdings, one of WMI’s wholly-owned subsidiaries, has fully and unconditionally guaranteed all of WMI’s senior indebtedness, which matures through 2032. WMI has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, which matures through 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our Condensed Consolidated Balance Sheets. See Note 13 for further information.

•	WMI and WM Holdings have guaranteed the tax-exempt bonds and other debt obligations of their subsidiaries. If a subsidiary fails to meet its obligations associated with its debt obligations as they come due, WMI or WM Holdings will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our Condensed Consolidated Balance Sheets. See Note 4 for information related to the balances and maturities of our tax-exempt bonds and other debt obligations.

•	We have guaranteed certain financial obligations of unconsolidated entities. The related obligations, which mature through 2020, are not recorded on our Condensed Consolidated Balance Sheets. As of March 31, 2006, our maximum future payments associated with these guarantees are approximately $25 million. We do not believe that it is likely that we will be required to perform under these guarantees.

•	We have issued a letter of credit to support the debt of a surety bonding company. We initially guaranteed the debt of this entity during the third quarter of 2003. At that time we determined that we are the primary beneficiary of this entity under the provisions of FIN 46. As a result, since the third quarter of 2003, this variable interest entity has been consolidated into our financial statements. The guaranteed obligation is primarily included as a component of “Long-term debt” in our Condensed Consolidated Balance Sheets.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	WM Holdings has guaranteed all reimbursement obligations of WMI under its $350 million letter of credit facility and $295 million letter of credit and term loan agreements. Under those facilities, WMI must reimburse the entities funding the facilities for any draw on a letter of credit supported by the facilities. As of March 31, 2006, we had $644 million in outstanding letters of credit under these facilities.

•	In connection with the $350 million letter of credit facility, WMI and WM Holdings guaranteed the interest rate swaps entered into by the entity funding the letter of credit facility. The probability of loss for the guarantees was determined to be remote and the fair value of the guarantees is immaterial to our financial position and results of operations.

•	Certain of our subsidiaries have guaranteed the market value of certain homeowners’ properties that are adjacent to our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference between the sale value and the guaranteed market value of the homeowners’ properties, if any. Generally, it is not possible to determine the contingent obligation associated with these guarantees, but we do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. The costs associated with any additional consideration requirements are accounted for as incurred.

•	WMI and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations as incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.
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

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material.
      As of March 31, 2006, we had been notified that we are a PRP in connection with 72 locations listed on the EPA’s National Priorities List (“NPL”). Of the 72 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own were initially developed by others as landfill disposal facilities. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at, or near, the time that we make the remedial expenditures. The 56 NPL sites at which claims have been made against us and that we do not own are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is known as CERCLA or Superfund.
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
      Two separate lawsuits currently pending in Texas state court against WMI and certain former officers of WMI allege that the plaintiffs are substantial holders of the Company’s common stock who intended to sell their stock in 1999, or to otherwise protect themselves against loss, but that WMI made public statements regarding its prospects, and in some instances individual defendants, all of whom were members of prior

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
management, made statements that were false and misleading and induced the plaintiffs to retain their stock or not to take other protective measures. The plaintiffs assert that the value of their retained stock declined dramatically and that they incurred significant losses. The plaintiffs assert claims for fraud, negligent misrepresentation, and conspiracy. The first of these cases was dismissed by summary judgment by a Texas state court in March 2002. That dismissal was ultimately upheld by the appellate court and the plaintiffs have appealed this decision to the highest state court in Texas. The second case is stayed pending resolution of the first case. We intend to continue to vigorously defend ourselves against these claims.
      Additionally, another shareholder has sued the Company in Louisiana making allegations similar to those made in the securities class action referred to above and by the plaintiffs claiming damages for having held stock. The case has been removed to federal court and transferred to Texas where we are seeking a dismissal. The Company believes the plaintiff’s claim will be dismissed on procedural grounds and, in any event, the extent of possible damages would not have a material adverse effect on the Company’s financial condition and results of operations.
      The Company has been defending allegations related generally to the termination of a joint venture to which one of our wholly-owned subsidiaries was a party. The claim involves the value of the joint venture, our interest in which was divested in 2000. The matter has been arbitrated and we are awaiting a final ruling. The other party in this matter is seeking a variety of remedies, ranging from monetary damages to unwinding the transaction; however, the nature and extent of the outcome cannot be predicted at this time.
      From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. At March 31, 2006, there were three proceedings involving our subsidiaries where we reasonably believe that the sanctions could exceed $100,000. The matters involve allegations that subsidiaries (i) improperly operated a solid waste landfill by failing to maintain required records, properly place and cover waste and adhere to proper leachate levels; (ii) failed to comply with air permit and emission limit requirements at an operating landfill; and (iii) violated a number of state solid waste regulations and permit conditions (including, but not limited to, exceedence of permitted grades, exceedences of leachate head levels, failure to maintain records and notify the state regulatory agency of noncompliance) and federal air regulations at an operating landfill. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.
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

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under Delaware law, corporations are allowed to indemnify their officers, directors and employees against claims arising from their actions in such capacities if the individuals acted in good faith and in a manner they believed to be in, or not opposed to, the best interests of the corporation. Further, corporations are allowed to advance expenses to the individuals in such matters, contingent upon the receipt of an undertaking by the individuals to repay all expenses if it is ultimately determined that they did not act in good faith and in a manner they believed to be in, or not opposed to, the best interests of the corporation. Like many Delaware companies, WMI’s charter and bylaws require indemnification and advancement of expenses if these standards have been met. Additionally, WMI has entered into separate indemnification agreements with members of its Board of Directors as well as its Chief Executive Officer, President and Chief Financial Officer. Additionally, the charter and bylaw documents of certain of WMI’s subsidiaries, including WM Holdings, include similar indemnification provisions, and some subsidiaries, including WM Holdings, entered into separate indemnification agreements with their officers and directors prior to our acquisition of them that provide for even greater rights and protections for the individuals.
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
      Tax matters — We are currently under audit by the IRS and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. We have concluded several audits in the last two years. The IRS audit for the years 2002 and 2003 is currently at joint committee review and we expect resolution in the second quarter of 2006. In addition, we have started the examination phase of an IRS audit for the year 2004. We expect this audit to be completed within the next 18 months. To provide for certain potential tax exposures, we maintain an allowance for tax contingencies, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.
      As discussed in Note 4, we have approximately $2.7 billion of tax-exempt financings as of March 31, 2006. Tax-exempt financings are structured pursuant to certain terms and conditions of the Internal Revenue Code of 1986, as amended (the “Code”), which exempts from taxation the interest income earned by the bondholders in the transactions. The requirements of the Code can be complex, and failure to comply with these requirements would cause certain past interest payments made on the bonds to be taxable and could cause either outstanding principal amounts on the bonds to be accelerated or future interest payments on the bonds to be taxable. Some of the Company’s tax-exempt financings have been, or currently are, the subject of examinations by the IRS to determine whether the financings meet the requirements of the Code. It is possible that an adverse determination by the IRS could have a material adverse effect on the Company’s liquidity and results of operations.
      Unclaimed property audit — We are currently undergoing an unclaimed property audit, which is being conducted by various state authorities. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and return abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include substantial interest and penalties, in addition to the payment of the escheat

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liability itself. During the three months ended March 31, 2006, we made filings with various state authorities under previously established voluntary disclosure agreements. As a result of our findings, we determined that we had unrecorded obligations associated with unclaimed property of approximately $19 million for escheatable items for various periods between 1980 and 2004. Our “Selling, general and administrative” expenses for the current quarter include the charge required to record these obligations. During the current quarter, we also recognized $1 million of estimated interest obligations associated with our findings, which has been included in “Interest expense, net” in our Condensed Consolidated Statement of Operations. We have determined that the impact of these adjustments is not material to current or prior periods’ results of operations. Although we cannot currently estimate the potential financial impacts that any remaining audit findings may have, we do not expect any resulting obligations to have a material adverse effect on our consolidated results of operations or cash flows.

10.	Restructuring
      During the third quarter of 2005, we reorganized and simplified our management structure by reducing our Group and Corporate staffing levels. This reorganization increased the accountability and responsibility of our Market Areas and allowed us to streamline business decisions and reduce costs at the Group and Corporate offices. Additionally, as part of our restructuring, the responsibility for the management of our Canadian operations was assumed by our Eastern, Midwest and Western Groups, eliminating the Canadian Group. See discussion at Notes 1 and 11.
      The reorganization eliminated about 600 employee positions throughout the Company. In the third and fourth quarters of 2005, we recorded $28 million for costs associated with the implementation of the new structure. These charges included $25 million for employee severance and benefit costs, $1 million related to abandoned operating lease agreements and $2 million related to consulting fees incurred to align our sales strategy to our changes in both resources and leadership that resulted from the reorganization.
      Through March 31, 2006, we had paid approximately $22 million of the employee severance and benefit costs incurred as a result of this restructuring. Approximately $4 million of these payments were made during 2006. As of March 31, 2006, $3 million of the related accrual remained for employee severance and benefit costs. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the third quarter of 2007.

11.	Segment and Related Information
      We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Wheelabrator and Recycling Groups. These six Groups are presented below as our reportable segments. Our segments provide integrated waste management services consisting of collection, disposal (solid waste and hazardous waste landfills), transfer, waste-to-energy facilities and independent power production plants that are managed by Wheelabrator, recycling services and other services to commercial, industrial, municipal and residential customers throughout the United States and in Puerto Rico and Canada. The operations not managed through our six operating Groups are presented herein as “Other.”
      In the third quarter of 2005, we eliminated our Canadian Group, and the management of our Canadian operations was allocated among our Eastern, Midwest and Western Groups. We have allocated the operating results of our Canadian operations to the Eastern, Midwest and Western Groups for the first quarter of 2005 to provide financial information that consistently reflects our current approach to managing our operations.
      Our July 2005 reorganization also resulted in the centralization of certain Group office functions. The administrative costs associated with these functions were included in the measurement of income from operations for our reportable segments through August 2005, when the integration of these functions with our existing centralized processes was complete. Beginning in September 2005, these administrative costs have

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
been included in income from operations of “Corporate and other.” The reallocation of these costs has not significantly affected the operating results of our reportable segments.
      Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following tables (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Three Months Ended:	Revenues	Revenues(c)	Revenues(d)	Operations(e),(f)

March 31, 2006
Eastern	$906	$(178)	$728	$98
Midwest	720	(122)	598	102
Southern	935	(142)	793	207
Western	766	(107)	659	108
Wheelabrator	218	(18)	200	59
Recycling	194	(5)	189	7
Other(a)	80	(18)	62	8

Total	3,819	(590)	3,229	589
Corporate and Other(b)	—	—	—	(154)

Total	$3,819	$(590)	$3,229	$435

March 31, 2005
Eastern	$850	$(172)	$678	$65
Midwest	696	(120)	576	84
Southern	861	(134)	727	169
Western	726	(99)	627	98
Wheelabrator	202	(16)	186	55
Recycling	205	(9)	196	2
Other(a)	69	(21)	48	26

Total	3,609	(571)	3,038	499
Corporate and Other(b)	—	—	—	(133)

Total	$3,609	$(571)	$3,038	$366

a)	Our other revenues are generally from services provided throughout our operating Groups for in-plant services, methane gas recovery and certain third party sub-contract and administration revenues managed by our National Accounts and Upstream organizations. Other operating results reflect the combined impact of (i) the services described above; (ii) non-operating entities that provide financial assurance and self-insurance support for the operating Groups or financing for our Canadian operations; and (iii) certain quarter-end adjustments recorded in consolidation related to the reportable segments that, due to timing, were not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our six operating Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program and managing our international and non-solid waste divested operations, which primarily includes administrative expenses and the impact of revisions to our estimated obligations. As discussed above, we recently centralized support functions that had been provided by our Group offices. Beginning in the third quarter of 2005, our corporate operating results also include the costs associated with these support functions.

c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d)	Our operating revenues tend to be somewhat lower in the first quarter, primarily due to the lower volume of construction and demolition waste during winter months. The volumes of industrial and residential waste in certain regions also tend to decrease during the winter months. Additionally, certain harsh weather conditions may result in the temporary suspension of operations.

e)	The operating results of our reportable segments generally reflect the impact the various lines of business and markets in which we operate can have on the Company’s consolidated operating results. The income from operations provided by our four geographic segments is generally indicative of the margins provided by our collection, landfill and transfer businesses, although these groups do provide recycling and other services that can affect these trends. The operating margins provided by our Wheelabrator segment (waste-to-energy facilities and independent power production plants) have historically been higher than the margins provided by our base business generally due to the combined impact of long-term disposal and energy contracts and the disposal demands of the region in which our facilities are concentrated. Income from operations provided by our Recycling segment generally reflects operating margins typical of the recycling industry, which tend to be significantly lower than those provided by our base business. From time to time the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events.

f)	For those items included in the determination of income from operations, the accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our December 31, 2005 Form 10-K.
The table below shows the total revenues contributed by our principal lines of business (in millions):

	Three Months
	Ended March 31,

	2006	2005

Collection	$2,159	$2,057
Landfill	750	676
Transfer	421	387
Wheelabrator	218	202
Recycling and other(a)	271	287
Intercompany(b)	(590)	(571)

Operating revenues	$3,229	$3,038

a)	In addition to the revenue generated by our Recycling Group, we have included revenues generated within our four geographic operating Groups derived from recycling, methane gas operations and Port-O-Let® services in the “recycling and other” line-of-business.

b)	Intercompany revenues between lines of business are eliminated within the Condensed Consolidated Financial Statements included herein.

12.	Asset Impairments and Unusual Items
      We recognized $2 million of gains on divestitures during the first quarter of 2006. During the first quarter of 2005, we recognized a $39 million gain as a result of the divestiture of a landfill in Ontario, Canada, which was required as a result of a Divestiture Order from the Canadian Competition Bureau. This gain on divestiture was partially offset by a charge of approximately $16 million for the impact of a litigation settlement reached with a group of stockholders that opted not to participate in the 2000 settlement of the securities class action lawsuit against us related to 1998 and 1999 activity.

13.	Condensed Consolidating Financial Statements
      WM Holdings has fully and unconditionally guaranteed all of WMI’s senior indebtedness. WMI has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness and its 5.75% convertible subordinated notes that matured and were repaid in January 2005. None of WMI’s other subsidiaries have guaranteed any of WMI’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2006
(Unaudited)
ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$434	$—	$20	$—	$454
Other current assets	534	—	2,399	—	2,933

	968	—	2,419	—	3,387
Property and equipment, net	—	—	11,063	—	11,063
Investments in and advances to affiliates	9,487	8,489	—	(17,976)	—
Other assets	29	11	6,356	—	6,396

Total assets	$10,484	$8,500	$19,838	$(17,976)	$20,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$52	$302	$246	$—	$600
Accounts payable and other current liabilities	116	25	2,363	—	2,504

	168	327	2,609	—	3,104
Long-term debt, less current portion	4,094	887	3,039	—	8,020
Due to affiliates	—	—	2,650	(2,650)	—
Other liabilities	151	9	3,201	—	3,361

Total liabilities	4,413	1,223	11,499	(2,650)	14,485
Minority interest in subsidiaries and variable interest entities	—	—	290	—	290
Stockholders’ equity	6,071	7,277	8,049	(15,326)	6,071

Total liabilities and stockholders’ equity	$10,484	$8,500	$19,838	$(17,976)	$20,846

December 31, 2005
ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$698	$—	$—	$(32)	$666
Other current assets	300	—	2,485	—	2,785

	998	—	2,485	(32)	3,451
Property and equipment, net	—	—	11,221	—	11,221
Investments in and advances to affiliates	9,599	8,262	—	(17,861)	—
Other assets	34	11	6,418	—	6,463

Total assets	$10,631	$8,273	$20,124	$(17,893)	$21,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$303	$219	$—	$522
Accounts payable and other current liabilities	202	26	2,539	(32)	2,735

	202	329	2,758	(32)	3,257
Long-term debt, less current portion	4,183	890	3,092	—	8,165
Due to affiliates	—	—	3,006	(3,006)	—
Other liabilities	125	8	3,178	—	3,311

Total liabilities	4,510	1,227	12,034	(3,038)	14,733
Minority interest in subsidiaries and variable interest entities	—	—	281	—	281
Stockholders’ equity	6,121	7,046	7,809	(14,855)	6,121

Total liabilities and stockholders’ equity	$10,631	$8,273	$20,124	$(17,893)	$21,135

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,229	$—	$3,229
Costs and expenses	—	—	2,794	—	2,794

Income from operations	—	—	435	—	435

Other income (expense):
Interest income (expense), net	(71)	(21)	(35)	—	(127)
Equity in subsidiaries, net of taxes	231	244	—	(475)	—
Minority interest	—	—	(12)	—	(12)
Equity in net losses of unconsolidated entities and other, net	—	—	(7)	—	(7)

	160	223	(54)	(475)	(146)

Income before income taxes	160	223	381	(475)	289
Provision for (benefit from) income taxes	(26)	(8)	137	—	103

Net income	$186	$231	$244	$(475)	$186

Three Months Ended March 31, 2005
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,038	$—	$3,038
Costs and expenses	—	—	2,672	—	2,672

Income from operations	—	—	366	—	366

Other income (expense):
Interest income (expense), net	(64)	(22)	(24)	—	(110)
Equity in subsidiaries, net of taxes	191	205	—	(396)	—
Minority interest	—	—	(10)	—	(10)
Equity in net losses of unconsolidated entities and other, net	—	—	(26)	—	(26)

	127	183	(60)	(396)	(146)

Income before income taxes	127	183	306	(396)	220
Provision for (benefit from) income taxes	(23)	(8)	101	—	70

Net income	$150	$191	$205	$(396)	$150

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$186	$231	$244	$(475)	$186
Equity in earnings of subsidiaries, net of taxes	(231)	(244)	—	475	—
Other adjustments and charges	9	(2)	370	—	377

Net cash provided by (used in) operating activities	(36)	(15)	614	—	563

Cash flows from investing activities:
Acquisitions ovf businesses, net of cash acquired	—	—	(8)	—	(8)
Capital expenditures	—	—	(171)	—	(171)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	18	—	18
Purchases of short-term investments	(784)	—	—	—	(784)
Proceeds from sales of short-term investments	550	—	6	—	556
Net receipts from restricted trust and escrow accounts and other, net	—	—	36	—	36

Net cash used in investing activities	(234)	—	(119)	—	(353)

Cash flows from financing activities:
New borrowings	—	—	51	—	51
Debt repayments	—	—	(87)	—	(87)
Common stock repurchases	(375)	—	—	—	(375)
Cash dividends	(121)	—	—	—	(121)
Exercise of common stock options and warrants	125	—	—	—	125
Other, net	22	—	(36)	—	(14)
(Increase) decrease in intercompany and investments, net	355	15	(402)	32	—

Net cash provided by (used in) financing activities	6	15	(474)	32	(421)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	(264)	—	20	32	(212)
Cash and cash equivalents at beginning of period	698	—	—	(32)	666

Cash and cash equivalents at end of period	$434	$—	$20	$—	$454

WASTE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Months Ended March 31, 2005
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$150	$191	$205	$(396)	$150
Equity in earnings of subsidiaries, net of taxes	(191)	(205)	—	396	—
Other adjustments and charges	10	—	348	—	358

Net cash provided by (used in) operating activities	(31)	(14)	553	—	508

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(87)	—	(87)
Capital expenditures	—	—	(185)	—	(185)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	97	—	97
Purchases of short-term investments	(70)	—	(16)	—	(86)
Proceeds from sales of short-term investments	89	—	7	—	96
Net receipts from restricted trust and escrow accounts and other, net	1	—	43	—	44

Net cash provided by (used in) investing activities	20	—	(141)	—	(121)

Cash flows from financing activities:
New borrowings	—	—	—	—	—
Debt repayments	—	(35)	(83)	—	(118)
Common stock repurchases	(99)	—	—	—	(99)
Cash dividends	(114)	—	—	—	(114)
Exercise of common stock options and warrants	26	—	—	—	26
Other, net	—	—	(67)	—	(67)
(Increase) decrease in intercompany and investments, net	214	49	(263)	—	—

Net cash provided by (used in) financing activities	27	14	(413)	—	(372)

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

Increase in cash and cash equivalents	16	—	1	—	17
Cash and cash equivalents at beginning of period	357	—	67	—	424

Cash and cash equivalents at end of period	$373	$—	$68	$—	$441

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      Some of the risks that we face and that could affect our business and financial statements for the remainder of 2006 and beyond include:

•	competition may negatively affect our profitability or cash flows, our price increases may have negative effects on volumes, and price roll-backs and lower than average pricing to retain and attract customers may negatively affect our yield on base business;

•	we may be unable to maintain or expand margins as volumes increase if we are unable to control variable costs or fixed cost base increases;

•	we may be unable to attract or retain qualified personnel, including licensed commercial drivers and truck maintenance professionals, due to any number of factors including qualified workforce shortages;

•	we may not be able to successfully execute or continue our operational or other margin improvement plans and programs, including pricing increases, passing on increased costs to our customers, divesting of under-performing assets and purchasing accretive businesses, any of which could negatively affect our revenues and margins;

•	fuel price increases or fuel supply shortages may increase our expenses, including our tax expense if Section 45K (formerly Section 29) credits are phased out due to continued high crude oil prices;

•	fluctuating commodity prices may have negative effects on our operating revenues and expenses;

•	inflation and resulting higher interest rates may have negative effects on the economy, which could result in decreases in volumes of waste generated and increases in our financing and expenses;

•	the possible inability of our insurers to meet their obligations may cause our expenses to increase;

•	weather conditions cause our quarter to quarter results to fluctuate, and extremely harsh weather or natural disasters may cause us to shut down operations;

•	possible changes in our estimates of site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments may increase our expenses or reduce revenues;

•	regulations may negatively impact our business by, among other things, increasing the cost to comply with regulatory requirements and the potential liabilities associated with disposal operations;

•	if we are unable to obtain and maintain permits needed to operate our facilities our results of operations will be negatively impacted;

•	limitations or bans on disposal or transportation of out-of-state or cross-border waste or certain categories of waste can increase our expenses;

•	possible charges as a result of shut-down operations, uncompleted development or expansion projects or other events may negatively affect earnings;

•	trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have negative effects on volumes of waste going to landfills and waste-to-energy facilities, which are higher margin businesses than recycling;

•	efforts by labor unions to organize our employees may divert management’s attention and increase operating expenses and we may be unable to negotiate acceptable collective bargaining agreements with those who have chosen to be represented by unions, which could lead to union-initiated work stoppages, including strikes, which could adversely affect our results of operations and cash flows;

•	negative outcomes of litigation or threatened litigation or governmental proceedings may increase our costs or limit our ability to conduct our operations;

•	possible errors or problems in connection with the implementation and deployment of new information technology systems may decrease our efficiencies and increase our costs to operate;

•	the adoption of new accounting standards or interpretations may cause fluctuations in quarterly results of operations or adversely impact our results of operations; and

•	the reduction or elimination of our dividend or share repurchase program or the need for additional capital if cash flows are less than we expect or capital expenditures are more than we expect, and the possibility that we cannot obtain additional capital on acceptable terms if needed.
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

Overview
      The first quarter of 2006 was very positive for the Company. Our operating results continued to demonstrate the progress we are making on our primary financial goals of earnings growth, margin expansion and strong free cash flow. We believe our successes in these areas during the current quarter are primarily due to our focus on improving revenue growth from yield through our pricing excellence initiatives and identifying operating efficiencies that translate into cost savings across the organization.
      Earnings Growth and Margin Improvement — Our first quarter 2006 income from operations was $435 million, an increase of $69 million, or 18.9%, when compared with the prior year period. Income from operations as a percentage of revenues for the first quarter of 2006 was 13.5% as compared with 12.0% in the prior year period. When focusing on our core operating costs (which are Operating; Selling, General and

Administrative; and Depreciation and Amortization expenses) our margin improvement was even more pronounced, increasing over two percentage points to 13.4% in 2006.
      These improvements have been driven by the continued increase in our revenues as a result of the successful execution of our pricing strategies and our focus on cost control by improving productivity, standardizing operating and maintenance practices and emphasizing the importance of safety throughout the organization. Our pricing strategies are focused on (i) developing our prices to appropriately reflect our full cost structure and the unique and capital intensive nature of our disposal assets, (ii) ensuring that we are compensated for all of the services that we provide to our customers, and (iii) maintaining acceptable margins and returns for our shareholders. Revenue growth from yield was $118 million, or 3.9%, during the first quarter of 2006 as compared with $60 million, or 2.1%, in the first quarter of 2005. Progress was also made on our operational excellence initiative during the first quarter of 2006, as demonstrated by the decline in our operating expenses as a percentage of revenue, making this the third consecutive quarter that our operating expenses as a percentage of revenue have improved on a year-over-year basis. We are encouraged by the strength of our pricing and cost control initiatives and are confident that the recent trends in our revenue growth and cost control will continue to benefit the Company.
      The quarter-over-quarter change in our income from operations was also affected by (i) a $19 million charge to Selling, General and Administrative expenses during the first quarter of 2006 to record unrecorded obligations associated with an unclaimed property audit, which is discussed further in Note 9 to our Condensed Consolidated Financial Statements, and (ii) a $21 million decline in the favorable effect of Asset Impairments and Unusual Items primarily due to a decrease in gains on divestitures, which was driven by the sale of a landfill in Canada in the first quarter of 2005.
      As summarized in Note 5 to the Condensed Consolidated Financial Statements, our “Equity in net losses of unconsolidated entities” and “Provision for income taxes” for the three months ended March 31, 2006 have been significantly affected by our current expectations for the phase out of 61% of Section 45K (formerly Section 29, but re-designated as Section 45K effective for years ending after December 31, 2005) tax credits for 2006. The 3.8 percentage point increase in our current estimated effective tax rate as compared with the prior year period is primarily due to the expected impact of the partial phase out of the Section 45K tax credits. We will monitor changes in oil prices throughout the year and update our effective tax rate, as necessary, to reflect changes in our expectations associated with the applicability of Section 45K tax credits.
      Our “Net income” and “Diluted earnings per common share” increased by 24% and 31%, respectively, when comparing the first quarter of 2006 with the first quarter of 2005. The significant increase in each of these earnings measurements was largely driven by the positive impact of the growth in our operating income discussed above. A 4% decline in the number of common shares outstanding also contributed to the improvement in our diluted earnings per share, which increased from $0.26 in the first quarter of 2005 to $0.34 in the first quarter of 2006. The continued reduction in common shares outstanding is attributable to our focus on share repurchases as a means of providing our shareholders with a solid return on their investment.
      Free Cash Flow — The improvement in our income from operations provided by revenue growth and our focus on operating efficiencies also yielded a significant increase in our operating cash flows during the current quarter. The increase in cash provided by operating activities was key to our strong free cash flow in 2006, which declined by only $10 million from the prior year period in spite of a $79 million decline in proceeds from divestitures and other sales of assets. Free cash flow for the three month periods ended March 31, 2006 and 2005 is summarized in the table below (in millions):

	Three Months
	Ended March 31,

	2006	2005

Net cash provided by operating activities	$563	$508
Capital expenditures	(171)	(185)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	18	97

Free cash flow	$410	$420

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
      Divestiture Program — We continue to make progress on our plan to divest under-performing and non-strategic operations. We are actively marketing the majority of the operations that we have identified as part of this program and expect to make significant progress toward the divestiture of these operations over the remainder of the year.

Basis of Presentation of Consolidated and Segment Financial Information
      Accounting Change — On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment (“SFAS No. 123(R)”), which requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant. We adopted SFAS No. 123(R) using the modified prospective method, which results in the recognition of compensation expense using the provisions of SFAS No. 123(R) for all share-based awards granted or modified after December 31, 2005 and the recognition of compensation expense using the provisions of SFAS No. 123, Accounting for Stock-Based Compensation(“SFAS No. 123”), for all unvested awards outstanding at the date of adoption.
      Through December 31, 2005, we accounted for equity-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended (“APB No. 25”). Under APB No. 25, we recognized compensation expense based on an award’s intrinsic value. For stock options, which were the primary form of awards we granted through December 31, 2004, this meant that we recognized no compensation expense in connection with the grants, as the exercise price of the options was equal to the fair market value of our common stock on the date of grant and all other provisions were fixed. As discussed below, beginning in 2005, restricted stock units and performance share units have been the primary form of equity-based compensation awarded under our long-term incentive plans. For restricted stock units, intrinsic value is equal to the market value of our common stock on the date of grant. For performance share units, APB No. 25 required “variable accounting,” which resulted in the recognition of compensation expense based on the intrinsic value of each award at the end of each reporting period.
      In December 2005, the Compensation Committee of our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plans, effective December 28, 2005. The decision to accelerate the vesting of outstanding stock options was made primarily to reduce the non-cash compensation expense that we would have otherwise recorded in future periods as a result of adopting SFAS No. 123(R). We estimate that the acceleration eliminated approximately $55 million of cumulative pre-tax compensation charges that would have been recognized during 2006, 2007 and 2008 as the stock options would have continued to vest. We recognized a $2 million pre-tax charge to compensation expense during the fourth quarter of 2005 as a result of the acceleration, but do not expect to recognize future compensation expense for the accelerated options under SFAS No. 123(R) unless further modifications are made to the options, which is not anticipated.
      Additionally, as a result of changes in accounting required by SFAS No. 123(R) and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, our Board of Directors approved a substantial change in the form of awards that we grant. Beginning in 2005, annual stock option grants, as well as stock option grants in connection with new hires and promotions, were replaced with either (i) grants of restricted stock units and performance share units or (ii) an enhanced cash compensation award. The terms of restricted stock units and performance share units granted during 2006 are summarized in Note 8 to the Condensed Consolidated Financial Statements.
      We recognized $4 million of compensation expense during the three months ended March 31, 2006 and $6 million during the three months ended March 31, 2005 associated with restricted stock, restricted stock units and performance share units. The reduction in compensation expense recognized between 2005 and 2006 was driven by a change in the awards’ retirement provisions rather than the change in accounting required as a result of our adoption of SFAS No. 123(R). As discussed above, the then pending adoption of SFAS No. 123(R)significantly affected our Board of Directors’ considerations related to equity-based compensation, resulting in their decision to accelerate the vesting of outstanding stock options and replace stock options with restricted stock units and performance share units. As a result of these changes, the adoption of SFAS No. 123(R) on January 1, 2006 did not significantly affect our accounting for equity-based compensation or net income for the three months ended March 31, 2006. We do not currently expect this change in accounting to significantly impact our future results of operations. However, we do expect equity-based compensation expense to increase over the next three to four years because of the incremental expense that will be recognized each year as our Board of Directors grants additional awards.
      Reclassification of Segment Information — In the third quarter of 2005, we eliminated our Canadian Group office, and the management of our Canadian operations was allocated among our Eastern, Midwest and Western Groups. We have allocated the operating results of our Canadian operations to the Eastern, Midwest and Western Groups for the first quarter of 2005 to provide financial information that consistently reflects our current approach to managing our operations. This reorganization also resulted in the centralization of certain Group office functions. The administrative costs associated with these functions were included in the measurement of income from operations for our reportable segments through August 2005, when the integration of these functions with our existing centralized processes was completed. Beginning in September 2005, these administrative costs have been included in the income from operations of our Corporate organization. The reallocation of these costs has not significantly affected the operating results of our reportable segments for the periods presented.

Critical Accounting Estimates and Assumptions
      In preparing our financial statements, we make several estimates and assumptions that affect our assets, liabilities, stockholders’ equity, revenues and expenses. We must make these estimates and assumptions because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from available data or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments and self-insurance reserves and recoveries, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations
      The following table presents, for the periods indicated, the period-to-period change in dollars (in millions) and percentages for the respective Condensed Consolidated Statement of Operations line items:

	Period-to-Period
	Change For the
	Three Months
	Ended
	March 31,
	2006 and 2005

Operating revenues	$191	6.3%

Costs and expenses:
Operating	56	2.7
Selling, general and administrative	38	11.5
Depreciation and amortization	7	2.2
Restructuring	—	—
Asset impairments and unusual items	21	(91.3)

	122	4.6

Income from operations	69	18.9

Other income (expense):
Interest income (expense), net	(17)	15.5
Equity in net losses of unconsolidated entities	18	(69.2)
Minority interest	(2)	20.0
Other, net	1	*

	—	—

Income before income taxes	$69	31.4%

* Percentage change is not meaningful
      The following table presents, for the periods indicated, the percentage relationship that the respective Condensed Consolidated Statement of Operations line items bear to operating revenues:

	Three Months Ended
	March 31,

	2006	2005

Operating revenues	100.0%	100.0%

Costs and expenses:
Operating	65.0	67.3
Selling, general and administrative	11.4	10.9
Depreciation and amortization	10.2	10.6
Restructuring	—	—
Asset impairments and unusual items	(0.1)	(0.8)

	86.5	88.0

Income from operations	13.5	12.0

Other income (expense):
Interest income (expense), net	(3.9)	(3.6)
Equity in net losses of unconsolidated entities	(0.2)	(0.9)
Minority interest	(0.4)	(0.3)
Other, net	—	—

	(4.5)	(4.8)

Income before income taxes	9.0%	7.2%

Operating Revenues
      Our operating revenues for the three months ended March 31, 2006 were $3.2 billion compared with $3.0 billion for the three months ended March 31, 2005. We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Wheelabrator (which includes our waste-to-energy facilities and independent power production plants, or IPPs) and Recycling Groups. These six operating Groups are our reportable segments. Shown below (in millions) is the contribution to revenues during each period provided by our six operating Groups and our Other waste services:

	Three Months Ended
	March 31,

	2006	2005

Eastern	$906	$850
Midwest	720	696
Southern	935	861
Western	766	726
Wheelabrator	218	202
Recycling	194	205
Other	80	69
Intercompany	(590)	(571)

Total	$3,229	$3,038

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

	Three Months Ended
	March 31,

	2006	2005

Collection	$2,159	$2,057
Landfill	750	676
Transfer	421	387
Wheelabrator	218	202
Recycling and other	271	287
Intercompany	(590)	(571)

Total	$3,229	$3,038

      The following table provides details associated with the period-to-period change in revenues (in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period
	Change For the
	Three Months
	Ended March 31,
	2006 and 2005

Average yield:
Base business	$118	3.9%
Commodity	(35)	(1.1)
Electricity (IPPs)	1	—
Fuel surcharge and mandated fees	43	1.4

Total	127	4.2
Volume	57	1.9

Internal growth	184	6.1
Acquisitions	21	0.7
Divestitures	(23)	(0.8)
Foreign currency translation	9	0.3

	$191	6.3%

      Base Business — Our pricing excellence initiative continues to be the primary contributor to internal revenue growth. Base business yield provided revenue growth for each line of business during the current quarter, but was driven by our collection operations, where we experienced substantial revenue growth in every geographic operating group. The significant revenue growth from base business yield in the collection line of business is primarily the result of our continued focus on pricing our business based on market specific factors, including our costs. As discussed below, the significant increase in our collection revenues due to price has resulted in partially offsetting declines in our revenue from collection volumes. In assessing the impact of higher collection yield on our volumes, we continue to find that, in spite of volume declines, revenue growth from base business yield and a focus on controlling variable costs are providing notable margin and cash flow improvements.
      In addition to the improvements in the collection line of business, we experienced substantial yield contributions to revenues from our waste-to-energy facilities, transfer stations and on construction and demolition and municipal solid waste streams at our landfills. Revenue improvements at our waste-to-energy facilities were largely due to significant increases in the rates charged for electricity under our long-term contracts with electric utilities, which generally are indexed to natural gas prices. Base business yield improvements at our transfer stations and landfills are due to the improved pricing practices implemented as a result of our findings from our landfill pricing study during 2005.
      An environmental cost recovery fee, which increased revenues by $12 million during the first quarter of 2006 and $5 million in the comparable prior year period, and other fee programs targeted at recovering the costs we incur for items, such as the collection of past due balances, have also contributed to yield improvement during the current quarter.
      Commodity — Our first quarter revenues declined due to price decreases in the recycling commodities that we process. Average prices for old corrugated cardboard dropped by 33% when comparing the first quarter of 2006 to the first quarter of 2005, from $87 per ton in 2005 to $58 per ton in 2006. Average prices for old newsprint were also down by about 12%, from $86 per ton in the first quarter of 2005 to $76 per ton in the first quarter of 2006.
      Fuel surcharge and mandated fees — When comparing revenues for the first quarter of 2006 to those of the comparable prior year period, fuel surcharges increased revenues by $43 million. This increase is due to (i) an increase in market prices for fuel; (ii) an increase in the number of customers who participate in our fuel surcharge program; and (iii) the revision of our fuel surcharge program at the beginning of the third quarter of 2005 to incorporate the indirect fuel cost increases passed on to us by subcontracted haulers and vendors. During the three months ended March 31, 2006, increased operating costs due to higher diesel fuel prices, which are included within both Operating Expenses — Subcontractor Costs and Operating Expenses — Fuel, were recovered by our fuel surcharge program. There was not a significant change in revenues attributable to mandated fees during the first quarter of 2006 when compared with the first quarter of 2005.
      Volume — The increase in volume-related revenues during the three months ended March 31, 2006 when compared with the corresponding prior year period is primarily due to higher disposal, transfer station and recycling volumes, which were partially offset by a decline in collection volumes.
      We believe that warm and dry weather in many parts of the country and the strength of the economy were the primary drivers of the higher disposal volumes, which were particularly strong in the Southern Group. The improvement in volume-related revenues for our transfer stations was principally contributed by our Eastern Group, where the transfer station business is critical due to the disposal constraints of the region. The current quarter growth in volume-related revenues is also due to higher revenues associated with continued hurricane related services, which were driven by subcontracted services in New Orleans and Mobile in connection with Hurricane Katrina efforts and by increased disposal volumes in Southern Florida. This volume-related revenue growth more than offset hurricane related volume declines in Louisiana and Mississippi due to lower residential and commercial collection volumes.
      The $16 million decline in volume-related revenues in our collection business is due to our focus on improving the margins in this line of business through pricing. When comparing our revenues for the three months ended March 31, 2006 with the comparable prior year period, residential and commercial operations experienced volume-related revenue declines in each of our geographic operating Groups. The volume decline during the current quarter was the most significant in our Eastern Group’s residential collection operations where we continue to bid large municipal residential contracts at higher prices that will provide for an acceptable return on our invested capital.

Operating Expenses
      Our operating expenses include (i) labor and related benefits (excluding labor costs associated with maintenance and repairs included below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third party disposal facilities and transfer stations; (iii) maintenance and repairs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs charged by independent haulers who transport our waste to disposal facilities and are driven by transportation costs such as fuel prices; (v) costs of goods sold, which are primarily the rebates paid to suppliers associated with recycling commodities; (vi) fuel costs, which represent the costs of fuel and oil to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees and royalties; (viii) landfill operating costs, which include landfill remediation costs, leachate and methane collection and treatment, other landfill site costs and interest accretion on asset retirement obligations; (ix) risk management costs, which include workers’ compensation and insurance and claim costs and (x) other operating costs, which include, among other costs, equipment and facility rent and property taxes.

      The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months
	Ended
	March 31,
			Period to Period
	2006	2005	Change

Labor and related benefits	$612	$601	$11	1.8%
Transfer and disposal costs	299	295	4	1.4
Maintenance and repairs	292	282	10	3.5
Subcontractor costs	238	205	33	16.1
Cost of goods sold	140	157	(17)	(10.8)
Fuel	135	112	23	20.5
Disposal and franchise fees and taxes	152	148	4	2.7
Landfill operating costs	50	54	(4)	(7.4)
Risk management	76	75	1	1.3
Other	106	115	(9)	(7.8)

	$2,100	$2,044	$56	2.7%

      As summarized in the table above, our operating expenses for the three months ended March 31, 2006 increased from the prior year period. However, operating expenses as a percentage of revenue improved significantly during the current quarter, from 67.3% for the three months ended March 31, 2005 to 65.0% in 2006. This improvement can be attributed to the increase in revenues, as well as progress on our operational excellence initiatives such as improving productivity, reducing fleet maintenance costs, standardizing operating practices and improving safety. Our operating expenses continue to reflect our focus on identifying operational efficiencies that will translate into cost savings. The most significant factors affecting the change in operating expenses between the first quarter of 2005 and the first quarter of 2006 are summarized below.
      Subcontractor costs — The primary drivers of these cost increases were an increase in the fuel surcharges we are paying to third party subcontractors due to higher diesel fuel prices and volume-related cost increases particularly in our National Accounts organization and Eastern Group. Subcontractor cost increases attributable to higher fuel costs were offset by the revenue generated from our fuel surcharge program, which is reflected as fuel price increases within Operating Revenues.
      Cost of goods sold — This cost decrease is primarily attributable to a decline in market prices for the commodities processed by our Recycling Group. Changes in the market prices for commodities also affect our revenues, resulting in a corresponding decline in commodity related revenues.
      Fuel — We experienced an average increase of $0.43 per gallon in the cost of fuel from the first quarter of 2005 to the first quarter of 2006, which drove the fuel cost increase. However, this cost increase is offset by our fuel surcharges to customers, which are reflected as fuel price increases within our Operating Revenues section above.

Selling, General and Administrative
      Our selling, general and administrative expenses consist of (i) labor costs, which include salaries, bonuses, related insurance and benefits, contract labor, payroll taxes and equity-based compensation; (ii) professional fees, which include fees for consulting, legal, audit and tax services; (iii) provision for bad debts, which includes allowances for uncollectible customer accounts and collection fees; and (iv) other general and administrative expenses, which include, among other costs, facility-related expenses, voice and data telecommunication, advertising, travel and entertainment, rentals, postage and printing.

      The following table summarizes the major components of our selling, general and administrative costs for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months
	Ended
	March 31,
			Period to Period
	2006	2005	Change

Labor and related benefits	$205	$201	$4	2.0%
Professional fees	39	36	3	8.3
Provision for bad debts	14	14	—	—
Other	110	79	31	39.2

	$368	$330	$38	11.5%

      We are currently undergoing an unclaimed property audit, which is being directed by several state authorities. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. During the three months ended March 31, 2006, we made filings with various state authorities under previously established voluntary disclosure agreements. As a result of our findings, we determined that we had unrecorded obligations associated with unclaimed property for escheatable items for various periods between 1980 and 2004. The increase in our “Other” Selling, General and Administrative expenses is primarily due to a $19 million charge to record these unrecorded obligations. Refer to Note 9 of our Condensed Consolidated Financial Statements for additional information related to the nature of this charge.

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
      Depreciation and amortization expense for the three months ended March 31, 2006 was $328 million, or 10.2% of revenues, compared with $321 million, or 10.6% of revenues, for the comparable prior year period.

Restructuring
      During the third quarter of 2005, we reorganized and simplified our organizational structure by eliminating certain support functions performed at the Group or Corporate office. We also eliminated the Canadian Group office, which reduced the number of our operating groups from seven to six. This reorganization has reduced costs at the Group and Corporate offices and increased the accountability of our Market Areas. In the second half of 2005, we recorded $28 million of pre-tax charges for costs associated with the implementation of the new structure, principally for employee severance and benefit costs.

Asset Impairments and Unusual Items
      We recognized $2 million of gains on divestitures during the first quarter of 2006. During the first quarter of 2005, we recognized a net credit of $23 million, or $13 million net of tax, from asset impairments and unusual items. This credit primarily related to the divestiture of one of our landfills in Ontario, Canada, which resulted in a gain of $39 million. This divestiture was required by a Divestiture Order from the Canadian Competition Tribunal. This gain on divestiture was partially offset by a charge of approximately $16 million for the impact of a litigation settlement reached in February 2005 with a group of stockholders that opted not to participate in the settlement of the class action lawsuit against us related to 1998 and 1999 activity.

Income From Operations by Reportable Segment
      The following table summarizes income from operations by reportable segment for the three months ended March 31, 2006 and 2005 and provides explanations of significant factors contributing to the identified variances (in millions):

	Three Months
	Ended
	March 31,
			Period to Period
	2006	2005	Change

Eastern	$98	$65	$33	50.8%
Midwest	102	84	18	21.4
Southern	207	169	38	22.5
Western	108	98	10	10.2
Wheelabrator	59	55	4	7.3
Recycling	7	2	5	*
Other	8	26	(18)	*

Total	589	499	90	18.0
Corporate and Other	(154)	(133)	(21)	15.8

Total	$435	$366	$69	18.9%

*	Percentage change is not meaningful
     The quarter over quarter operating income improvement for our Eastern, Midwest, Southern, and Western reportable segments was primarily due to the favorable effect of revenue growth provided by base business yield improvement, which is the result of our focus on pricing. Base business yield provided revenue growth for each line of business during the current quarter, but was driven by our collection operations, where we experienced substantial revenue growth in every geographic operating group. The significant increase in our collection revenues due to price has been partially offset by declines in our volume-related revenue. In assessing the impact of higher collection yield on our volumes, we continue to find that, in spite of volume declines, revenue growth from base business yield and a focus on controlling variable costs are providing notable margin and cash flow improvements. See additional discussion in the Operating Revenues section above.
      Other — The decrease in income from operations from the prior year quarter is primarily due to a pre-tax gain of $39 million resulting from the divestiture of one of our landfills in Ontario, Canada during the first quarter of 2005. This impact is included within asset impairments and unusual items within our Condensed Consolidated Statement of Operations. As this landfill had been divested at the time of our 2005 reorganization, historical financial information associated with its operations were not allocated to our remaining reportable segments. Accordingly, these impacts have been included in Other. Partially offsetting this gain are certain quarter-end adjustments recorded in consolidation related to the reportable segments that, due to timing, were not included in the measure of segment income from operations used to assess their performance for the periods disclosed.
      Corporate and Other — The higher expenses in the current quarter as compared to the prior year quarter were primarily driven by (i) a $19 million charge to record unrecorded obligations associated with unclaimed property, which is discussed further in the Selling, General and Administrative section above, (ii) higher consulting fees and sales commissions primarily related to our pricing initiatives, (iii) an increase in our advertising costs and (iv) the centralization of support functions that were provided by our Group offices prior to our 2005 reorganization. These higher expenses during the current year were partially offset by the prior year impact of a $16 million charge for a legal settlement reached in February 2005.

Other Components of Net Income
      The following table summarizes the other major components of our net income for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months
	Ended
	March 31,
			Period to Period
	2006	2005	Change

Interest (income) expense, net	$127	$110	$17	15.5%
Equity in net losses of unconsolidated entities	8	26	(18)	(69.2)
Minority interest	12	10	2	20.0
Other, net	(1)	—	(1)	*
Provision for income taxes	103	70	33	47.1

*	Percentage change is not meaningful.
     Interest (income) expense, net — The $17 million increase during the three months ended March 31, 2006 is a result of a $20 million increase in interest expense. This increase in interest expense is generally attributable to higher market interest rates, which impact the interest expense associated with the variable portion of our debt obligations. As of March 31, 2006, interest expense on 35% of our total debt is driven by variability in market interest rates.
      Equity in net losses of unconsolidated entities — In 2004, we acquired an equity interest in two coal-based, synthetic fuel production facilities. The activities of these facilities drive our equity in net losses of unconsolidated entities. Our equity in the losses of these facilities was $10 million and $28 million for the three months ended March 31, 2006 and 2005, respectively. These equity losses were offset by the tax benefit realized as a result of these investments as discussed below within Provision for income taxes. The decrease in these losses in 2006 as compared with the comparable prior year period is attributable to the effect of a partial phase out of Section 45K (formerly Section 29) credits generated during 2006 on our contractual obligations associated with funding the facilities’ losses. As discussed in Note 5 to the Condensed Consolidated Financial Statements, if, for any reason, the tax credits generated by the facilities cease to be allowable under Section 45K of the Internal Revenue Code, we could cease making payments in the period that determination is made and not incur equity losses in future periods.
      Provision for income taxes — Our effective tax rate for the three months ended March 31, 2006 and 2005 has benefited from the favorable impact of non-conventional fuel tax credits derived from our landfills and our investments in two coal-based, synthetic fuel production facilities discussed in the Equity in net losses of unconsolidated entities section above. These tax credits are available through 2007 pursuant to Section 45K of the Internal Revenue Code, and may be phased out if the price of oil exceeds a threshold annual average price determined by the IRS. Our effective tax rate for the first quarter of 2006 reflects our current expectations for the partial phase out of Section 45K tax credits generated during 2006. We have developed our current expectations for the phase out of Section 45K credits using market information for current and forward-looking oil prices as of March 31, 2006. Accordingly, our current estimated effective tax rate could be materially different than our actual 2006 effective tax rate if our expectations for oil prices for the year are inconsistent with actual results. Our synthetic fuel production facility investments resulted in a decrease in our tax provision of $12 million for the three months ended March 31, 2006 and $29 million for the three months ended March 31, 2005.
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

Summary of Cash, Short-Term Investments, Restricted Trust and Escrow Accounts and Debt Obligations
      The following is a summary of our cash, restricted trust and escrow accounts and debt balances as of March 31, 2006 and December 31, 2005 (in millions):

	March 31,	December 31,
	2006	2005

Cash and cash equivalents	$454	$666
Short-term investments available for use	534	300

Total cash, cash equivalents and short-term investments available for use	$988	$966

Restricted trust and escrow accounts:
Tax-exempt bond funds	$139	$185
Closure, post-closure and remediation funds	205	199
Debt service funds	59	58
Other	18	18

Total restricted trust and escrow accounts	$421	$460

Debt:
Current portion	$600	$522
Long-term portion	8,020	8,165

Total debt	$8,620	$8,687

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$7	$47

      Cash and cash equivalents — Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less.
      Short-term investments available for use — These investments include auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rate reset mechanism for these instruments results in a periodic marketing of the underlying securities through an auction process. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as other current assets in our Condensed Consolidated Balance Sheets.
      Restricted trust and escrow accounts — Restricted trust and escrow accounts consist primarily of funds held in trust for the construction of various facilities or repayment of debt obligations, funds deposited in connection with landfill closure, post-closure and remedial obligations and insurance escrow deposits. These balances are primarily included within long-term “Other assets” in our Condensed Consolidated Balance Sheets.
     Debt —
      Revolving credit and letter of credit facilities  — The table below summarizes the credit capacity, maturity and outstanding letters of credit under our revolving credit facility, principal letter of credit facilities and other credit arrangements as of March 31, 2006 (in millions):

			Outstanding
	Total Credit		Letters of
Facility	Capacity	Maturity	Credit

Five-year revolving credit facility(a)	$2,400	October 2009	$1,461
Five-year letter of credit and term loan agreement(b)	15	June 2008	15
Five-year letter of credit facility(b)	350	December 2008	350
Seven-year letter of credit and term loan agreement(b)	175	June 2010	175
Ten-year letter of credit and term loan agreement(b)	105	June 2013	104
Other(c)	—	Various	68

Total	$3,045		$2,173

a)	This facility provides us with credit capacity that could be used for either cash borrowings or letters of credit. At March 31, 2006, no borrowings were outstanding under the facility, and we had unused and available credit capacity of $939 million.

b)	These facilities have been established to provide us with letter of credit capacity. In the event of an unreimbursed draw on a letter of credit, the amount of the draw paid by the letter of credit provider generally converts into a term loan for the remaining term under the respective agreement or facility. Through March 31, 2006 we had not experienced any unreimbursed draws on our letters of credit.

c)	We have letters of credit outstanding under various arrangements that do not provide for a committed capacity. Accordingly, the total credit capacity of these arrangements has been noted as zero.
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
      Canadian Credit Facility — In November 2005, Waste Management of Canada Corporation, one of our wholly-owned subsidiaries, entered into a three-year credit facility agreement. The agreement was entered into to facilitate WMI’s repatriation of accumulated earnings and capital from its Canadian subsidiaries. As of March 31, 2006, we had $342 million in advances outstanding under this credit facility agreement. The advances have a weighted average effective interest rate of 4.5% and mature either three months or twelve months from the date of issuance. As of March 31, 2006, we expect to repay $86 million of outstanding advances within the next twelve months with available cash and renew the remaining borrowings under the terms of the facility. Accordingly, $86 million of debt associated with these borrowings is classified as current in our March 31, 2006 Condensed Consolidated Balance Sheet and the remaining borrowings have been classified as long-term.
      Senior notes — As of March 31, 2006, we had $5.1 billion of outstanding senior notes. The notes have various maturities, ranging from October 2006 to May 2032, and interest rates ranging from 5.00% to 8.75%.

We have $300 million of 7.0% senior notes that mature in October 2006 that we currently expect to repay with available cash.
      Tax-exempt bonds — We actively issue tax-exempt bonds as a means of accessing low-cost financing for capital expenditures. As of March 31, 2006, we had $2.3 billion of outstanding tax-exempt bonds. The proceeds from the issuance of tax-exempt bonds are deposited directly into a trust fund. Accordingly, the restricted funds provided by these financing activities are not included in “New borrowings” in our Consolidated Statements of Cash Flows. These funds may only be used for the specific purpose for which the money is raised, which is generally the construction of collection and disposal facilities and for the equipment necessary to provide waste management services. As we spend monies on the specific projects being financed, we are able to requisition cash from the trust funds. As discussed in the restricted trusts and escrow accounts section above, we have $139 million held in trust for future spending as of March 31, 2006. During the three months ended March 31, 2006, we received $48 million from these funds for approved capital expenditures.
      As of March 31, 2006, $613 million of our tax-exempt bonds are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit that were issued primarily under our $2.4 billion, five-year revolving credit facility that guarantee repayment of the bonds in the event the bonds are put to us. Accordingly, these obligations have been classified as long-term in our March 31, 2006 Condensed Consolidated Balance Sheet.
      Additionally, we have $284 million of fixed rate tax-exempt bonds subject to repricing within the next twelve months, which is prior to their scheduled maturities. If the re-offering of the bonds is unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit supported by our long-term facilities that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation. However, these bonds have been classified as long-term in our Condensed Consolidated Balance Sheet as of March 31, 2006. The classification of these obligations as long-term was based upon our intent to refinance the borrowings with other long-term financings in the event of a failed re-offering and our ability, in the event other sources of long-term financing are not available, to use our five-year revolving credit facility.
      Tax-exempt project bonds — As of March 31, 2006, we had $403 million of outstanding tax-exempt project bonds. These debt instruments are primarily used by our Wheelabrator Group to finance the development of waste-to-energy facilities. The bonds generally require periodic principal installment payments. As of March 31 2006, $46 million of these bonds are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. Repayment of these bonds has been guaranteed with letters of credit issued under our five-year revolving credit facility. Accordingly, these variable rate obligations have been classified as long-term in our March 31, 2006 Condensed Consolidated Balance Sheet. Approximately $51 million of our tax-exempt project bonds will be repaid with available cash within the next twelve months and have been classified as current in our March 31, 2006 Condensed Consolidated Balance Sheet.
      Capital leases and other debt — As of March 31, 2006, we had $479 million of other miscellaneous debt obligations. These debt balances include (i) capital leases and other obligations incurred in the normal course of our business, (ii) obligations of consolidated variable interest entities, and (iii) our remaining obligation associated with our initial investments in the synthetic fuel facilities discussed in the Provision for income taxes section above.
      Interest rate swaps — We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of March 31, 2006, the interest payments on $2.35 billion of our fixed rate debt have been swapped to variable rates, allowing us to maintain 65% of our debt at fixed interest rates and 35% at variable interest rates. Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $7 million at March 31, 2006 and $47 million as of December 31, 2005. Interest rate swap agreements reduced net interest expense by $3 million and $16 million for the three months ended March 31, 2006 and 2005, respectively. The continued

decline in the benefit recognized as a result of our interest rate swap agreements is largely attributable to the increase in short-term market interest rates. Our periodic interest obligations under our interest rate swap agreements are based on a spread from the three-month LIBOR, which has increased from 3.1% at March 31, 2005 to 5.0% at March 31, 2006.

Summary of Cash Flow Activity
      The following is a summary of our cash flows for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended
	March 31,

	2006	2005

Net cash provided by operating activities	$563	$508

Net cash used in investing activities	$(353)	$(121)

Net cash used in financing activities	$(421)	$(372)

      Net Cash Provided by Operating Activities — Growth in cash flows from operating activities was $55 million, or 10.8%, for the three months ended March 31, 2006 when compared with the first quarter of 2005. Our operating cash flows continue to provide us with a significant source of liquidity, providing the cash resources needed for our capital expenditures, dividends and share repurchases. In general, the growth in our current period operating cash flow can be attributed to the increase in our operating income.
      As a result of adopting SFAS No. 123(R) on January 1, 2006, reductions in income taxes payable attributable to excess tax benefits associated with equity-based compensation for the three months ended March 31, 2006 have been included in cash flows from financing activities discussed below. During the first quarter of 2005, excess tax benefits improved our operating cash flows by approximately $4 million and are included as a change in “Accounts payable and accrued liabilities” in the 2005 Statement of Cash Flows.
      Net Cash Used in Investing Activities — The $232 million increase in net cash used in investing activities is primarily due to a $238 million increase in net cash outflows associated with purchases and sales of short-term investments. In the first quarter of 2006, net purchases of short-term investments resulted in cash outflows of $228 million, while net sales of short-term investments provided $10 million of cash in the first quarter of 2005. The increase in our investment activity is principally due to an increase in available cash as a result of the growth in our operating cash flows.
      A $79 million decrease in proceeds from divestitures of businesses and other sales of assets also affected the year-over-year change in net cash used in investing activities. In 2005, divestitures and other sales of assets contributed $97 million, and were primarily attributable to the sale of one of our landfills in Ontario, Canada as required by a Divestiture Order from the Canadian Competition Tribunal. Although cash flows associated with divestitures were not significant during the first quarter of 2006, as we continue to focus on our plan to divest of certain under-performing and non-strategic operations, we expect proceeds from divestitures and other asset sales to make comparatively greater contributions to our cash flows later in the year.
      The changes in investing cash flows related to our investment activity and divestitures were partially offset by a decline in acquisition spending, which decreased from $87 million in 2005 to $8 million during the three months ended March 31, 2006. As we make progress on our divestiture program, we plan to increase our focus on accretive acquisitions and other investments that will contribute to improved future results of operations and enhance and expand our existing service offerings.
      We used $171 million during the three months ended March 31, 2006 for capital expenditures compared with $185 million during the comparable prior period. Funds received from our restricted trust and escrow accounts, which are generated from the issuance of tax-exempt bonds, continued to contribute to our capital expenditure activities. During 2006, we used $48 million of these funds for our capital needs compared with $53 million during the first quarter of 2005.

      Net Cash Used in Financing Activities — The primary drivers of the $49 million increase in financing cash outflows are an increase in share repurchases, which was partially offset by an increase in cash generated from the exercise of stock options and warrants and a decline in net debt repayments.
      During the three months ended March 31, 2006, we repurchased approximately 11.8 million shares of our common stock for $387 million. Approximately 9.0 million of the common shares purchased during the first quarter of 2006 were purchased under an accelerated share repurchase agreement. Pursuant to that agreement, we repurchased $275 million of our common stock in January and made an additional $16 million settlement payment for the increase in the volume weighted average price of our common stock during the agreement’s defined valuation period. All other share repurchases during the first quarter of 2006 were open market transactions. Approximately $12 million of the open market share repurchases in the first quarter of 2006 were settled in cash in April 2006. We repurchased 3.5 million shares of our common stock for $102 million during the three months ended March 31, 2005, of which $3 million was settled in cash in April 2005.
      Our 2005 and 2006 share repurchases have been made in accordance with a three-year capital allocation program that was approved by our Board of Directors, which authorizes up to $1.2 billion of combined share repurchases and dividend payments each year during 2005, 2006 and 2007. During the first quarter of 2006, the Company paid a quarterly dividend of $0.22 per share for an aggregate of $121 million compared with a $0.20 per share dividend paid in the first quarter of 2005 for an aggregate of $114 million. Share repurchases and dividend payments during the remainder of the year will be made within our capital allocation program at the discretion of our Board of Directors and management, and will depend on various factors, including our net earnings, financial condition and projected cash requirements.
      The exercise of common stock options and warrants and the related excess tax benefits generated a total of $143 million of financing cash flow during the three months ended March 31, 2006, an increase of $117 million from the comparable prior year period. The significant increase in stock option and warrant exercises in the first quarter of 2006 is due to the accelerated vesting of all outstanding stock options in December 2005 and the substantial improvement in the market value of our common stock. As discussed above, the adoption of SFAS No. 123(R) on January 1, 2006 resulted in the classification of tax savings provided by equity-based compensation as a financing cash inflow rather than an operating cash inflow beginning in the first quarter of 2006. This change in accounting increased cash flows from financing activities by $18 million for the three months ended March 31, 2006.
      In the first quarter of 2006, net debt repayments were $36 million as compared with $118 million in debt repayments during the first quarter of 2005. The repayment and refinancing of an outstanding advance under our Canadian credit facility were the primary components of our current year borrowing and repayment activity.
Off-Balance Sheet Arrangements
      We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 9 to the Condensed Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2006 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.
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

Effectiveness of Controls and Procedures
      We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in ensuring that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within required time periods.
PART II.

Item 1.	Legal Proceedings.
      Information regarding our legal proceedings can be found under the “Litigation” section of Note 9, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.
      There have been no material changes from risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005 in response to Item 1A to Part I of Form 10-K.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
      In October 2004, the Company announced that its Board of Directors approved a capital allocation program that included the authorization of up to $1.2 billion of stock repurchases and dividend payments annually for each of 2005, 2006 and 2007. All of the common stock repurchases made in 2006 have been pursuant to that program. The following table summarizes our first quarter 2006 activity:
Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

January 1 - 31(c)	9,035,175	$32.23	9,035,175	$788 Million
February 1 - 28	125,000	$33.61	125,000	$784 Million
March 1 - 31	2,688,900	$34.16	2,688,900	$692 Million

Total	11,849,075	$32.79	11,849,075

a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

b)	This disclosure is required by the SEC. For each period presented, the maximum dollar value of shares that may yet be purchased under the program has been provided as of the end of each respective period. These amounts are not necessarily an indication of the amount we intend to repurchase during the remainder of the year. The amount of capital approved for share repurchases during 2006 is $1.2 billion, less the amount of dividends paid. During the three months ended March 31, 2006, we paid $121 million in cash dividends under this program. The maximum dollar value of shares that may be purchased under the program included in the table above includes the effect of these dividend payments as if all payments had been made at the beginning of the earliest period presented. However, this amount does not include the impact of dividend payments we expect to make throughout the remainder of 2006 as a result of future dividend declarations.

c)	The shares purchased in January 2006 were purchased pursuant to an accelerated share repurchase agreement entered into in December 2005. The amounts reflected as “Average Price Paid per Share” and the “Approximate Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs” for January include the impact of a $16 million cash settlement payment that was made by the Company in February 2006 for the difference between the weighted average daily market price of our stock during the agreement’s valuation period and the weighted average share price we paid at the inception of the agreement’s valuation period.

Item 6.	Exhibits.

Exhibit
No.		Description

10.1	—	Employment Agreement between the Company and James Schultz, dated March 27, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 27, 2006)
12	—	Computation of Ratio of Earnings to Fixed Charges
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer

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

Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)
Date: April 27, 2006

Exhibit Index

Exhibit
No.		Description

10.1	—	Employment Agreement between the Company and James Schultz, dated March 27, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 27, 2006)
12	—	Computation of Ratio of Earnings to Fixed Charges
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer