Form 10-Q
period 2006-06-30
WASTE MANAGEMENT INC
filed 2006-07-28
CIK 823768

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 25, 2006 was 540,494,754 (excluding treasury shares of 89,787,707).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$569	$666
Accounts receivable, net of allowance for doubtful accounts of $54 and $61, respectively	1,725	1,757
Other receivables	222	247
Parts and supplies	97	99
Deferred income taxes	88	94
Other assets	881	588

Total current assets	3,582	3,451
Property and equipment, net of accumulated depreciation and amortization of $11,692 and $11,287, respectively	10,993	11,221
Goodwill	5,307	5,364
Other intangible assets, net	133	150
Other assets	920	949

Total assets	$20,935	$21,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$616	$719
Accrued liabilities	1,304	1,533
Deferred revenues	462	483
Current portion of long-term debt	863	522

Total current liabilities	3,245	3,257
Long-term debt, less current portion	7,737	8,165
Deferred income taxes	1,417	1,364
Landfill and environmental remediation liabilities	1,215	1,180
Other liabilities	809	767

Total liabilities	14,423	14,733

Minority interest in subsidiaries and variable interest entities	280	281

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,493	4,486
Retained earnings	4,100	3,615
Accumulated other comprehensive income	149	126
Restricted stock unearned compensation	—	(2)
Treasury stock at cost, 88,335,126 and 78,029,452 shares, respectively	(2,516)	(2,110)

Total stockholders’ equity	6,232	6,121

Total liabilities and stockholders’ equity	$20,935	$21,135

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating revenues	$3,410	$3,289	$6,639	$6,327

Costs and expenses:
Operating	2,199	2,173	4,299	4,217
Selling, general and administrative	328	313	696	643
Depreciation and amortization	345	346	673	667
(Income) expense from divestitures, asset impairments and unusual items	(27)	(6)	(29)	(29)

	2,845	2,826	5,639	5,498

Income from operations	565	463	1,000	829

Other income (expense):
Interest expense	(138)	(128)	(274)	(244)
Interest income	20	6	29	12
Equity in net earnings (losses) of unconsolidated entities	10	(26)	2	(52)
Minority interest	(10)	(11)	(22)	(21)
Other, net	—	1	1	1

	(118)	(158)	(264)	(304)

Income before income taxes	447	305	736	525
Provision for (benefit from) income taxes	30	(222)	133	(152)

Net income	$417	$527	$603	$677

Basic earnings per common share	$0.77	$0.93	$1.11	$1.19

Diluted earnings per common share	$0.76	$0.92	$1.09	$1.18

Cash dividends declared per common share (1st quarter 2006 dividend of $0.22 per share declared in December 2005, paid in March 2006)	$0.22	$0.20	$0.22	$0.40

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net income	$603	$677
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	19	21
Depreciation and amortization	673	667
Deferred income tax provision	3	(40)
Minority interest	22	21
Equity in net (earnings) losses of unconsolidated entities, net of distributions	12	37
Net gain on disposal of assets	(11)	(3)
Effect of (income) expense from divestitures, asset impairments and unusual items	(29)	(29)
Excess tax benefits associated with equity-based compensation	(31)	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(31)	—
Other current assets	(8)	(18)
Other assets	(4)	(10)
Accounts payable and accrued liabilities	(151)	(229)
Deferred revenues and other liabilities	53	9

Net cash provided by operating activities	1,120	1,103

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(27)	(91)
Capital expenditures	(467)	(493)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	155	124
Purchases of short-term investments	(1,707)	(225)
Proceeds from sales of short-term investments	1,499	202
Net receipts from restricted trust and escrow accounts	86	206
Other, net	(38)	(16)

Net cash used in investing activities	(499)	(293)

Cash flows from financing activities:
New borrowings	96	8
Debt repayments	(149)	(234)
Common stock repurchases	(627)	(278)
Cash dividends	(240)	(228)
Exercise of common stock options and warrants	202	51
Excess tax benefits associated with equity-based compensation	31	—
Minority interest distributions paid	(8)	(8)
Other, net	(23)	(65)

Net cash used in financing activities	(718)	(754)

Effect of exchange rate changes on cash and cash equivalents	—	1

Increase (decrease) in cash and cash equivalents	(97)	57
Cash and cash equivalents at beginning of period	666	424

Cash and cash equivalents at end of period	$569	$481

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated	Restricted
			Additional		Other	Stock
	Common Stock		Paid-In	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Shares	Amount

Balance, December 31, 2004	630,282	$6	$4,481	$3,004	$69	$(4)	(60,070)	$(1,585)
Net income	—	—	—	1,182	—	—	—	—
Cash dividends paid	—	—	—	(449)	—	—	—	—
Cash dividends declared, but not paid	—	—	—	(122)	—	—	—	—
Common stock issued upon exercise of stock options and warrants and grants of restricted stock, including tax benefit of $17	—	—	(11)	—	—	—	6,112	164
Earned compensation related to restricted stock	—	—	—	—	—	2	—	—
Common stock repurchases	—	—	—	—	—	—	(24,727)	(706)
Unrealized gain resulting from changes in fair value of derivative instruments, net of taxes of $11	—	—	—	—	16	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $4	—	—	—	—	6	—	—	—
Unrealized gain on marketable securities, net of taxes of $1	—	—	—	—	2	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	33	—	—	—
Other	—	—	16	—	—	—	656	17

Balance, December 31, 2005	630,282	$6	$4,486	$3,615	$126	$(2)	(78,029)	$(2,110)
Net income	—	—	—	603	—	—	—	—
Cash dividends paid	—	—	—	(119)	—	—	—	—
Cash dividends adjustment	—	—	—	1	—	—	—	—
Common stock issued upon exercise of stock options and warrants, including tax benefit of $31	—	—	3	—	—	—	8,052	222
Common stock repurchases	—	—	—	—	—	—	(18,787)	(640)
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $2	—	—	—	—	(2)	—	—	—
Realized gains on derivative instruments reclassified into earnings, net of taxes of $0	—	—	—	—	—	—	—	—
Unrealized gain on marketable securities, net of taxes of $1	—	—	—	—	1	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	24	—	—	—
Other	—	—	4	—	—	2	429	12

Balance, June 30, 2006	630,282	$6	$4,493	$4,100	$149	$—	(88,335)	$(2,516)

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation, our wholly-owned and majority-owned subsidiaries and certain variable interest entities for which we have determined that we are the primary beneficiary. Waste Management, Inc. is a holding company and all operations are conducted by subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WMI,” we are referring only to the parent holding company.

WMI was incorporated in Oklahoma in 1987 under the name “USA Waste Services, Inc.” and was reincorporated as a Delaware company in 1995. In a 1998 merger, the Illinois-based waste services company formerly known as Waste Management, Inc. became a wholly-owned subsidiary of WMI and changed its name to Waste Management Holdings, Inc. (“WM Holdings”). At the same time, our parent holding company changed its name from USA Waste Services to Waste Management, Inc. Like WMI, WM Holdings is a holding company and all operations are conducted by subsidiaries. For more detail on the financial position, results of operations and cash flows of WMI, WM Holdings and their subsidiaries, see Note 13.

The Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Through December 31, 2005, as permitted by SFAS No. 123, we accounted for equity-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended (“APB No. 25”). Under APB No. 25, we recognized compensation expense based on an award’s intrinsic value. For stock options, which were the primary form of equity-based awards we granted through December 31, 2004, this meant that we recognized no compensation expense in connection with the grants, as the exercise price of the options was equal to the fair market value of our common stock on the date of grant and all other provisions were fixed. As discussed below, beginning in 2005, restricted stock units and performance share

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units became the primary form of equity-based compensation awarded under our long-term incentive plans. For restricted stock units, intrinsic value is equal to the market value of our common stock on the date of grant. For performance share units, APB No. 25 required “variable accounting,” which resulted in the recognition of compensation expense based on the intrinsic value of each award at the end of each reporting period.

The most significant difference between the fair value approaches prescribed by SFAS No. 123 and SFAS No. 123(R) and the intrinsic value method prescribed by APB No. 25 relates to the recognition of compensation expense for stock option awards based on their grant date fair value. Under SFAS No. 123, we estimated the fair value of stock option grants using the Black-Scholes-Merton option-pricing model. The following table reflects the pro forma impact on net income and earnings per common share for the three and six months ended June 30, 2005 of accounting for our equity-based compensation using SFAS No. 123 (in millions, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005

Reported net income	$527	$677
Add: Equity-based compensation expense included in reported net income, net of tax benefit	3	7
Less: Total equity-based compensation expense per SFAS No. 123, net of tax benefit	(13)	(31)

Pro forma net income	$517	$653

Basic earnings per common share:
Reported net income	$0.93	$1.19
Add: Equity-based compensation expense included in reported net income, net of tax benefit	0.01	0.01
Less: Total equity-based compensation expense per SFAS No. 123, net of tax benefit	(0.03)	(0.05)

Pro forma net income	$0.91	$1.15

Diluted earnings per common share:
Reported net income	$0.92	$1.18
Add: Equity-based compensation expense included in reported net income, net of tax benefit	0.01	0.01
Less: Total equity-based compensation expense per SFAS No. 123, net of tax benefit	(0.03)	(0.05)

Pro forma net income	$0.90	$1.14

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents compensation expense recognized in connection with restricted stock, restricted stock units and performance share units (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Compensation expense	$5	$5	$9	$11
Compensation expense, net of tax	$3	$3	$5	$7

As discussed above, our Board of Directors’ decisions related to equity-based compensation included the consideration of the expected impact of adopting SFAS No. 123(R) and resulted in their decision to accelerate the vesting of outstanding stock options and replace stock options with restricted stock units and performance share units. As a result of these changes, the adoption of SFAS No. 123(R) on January 1, 2006 did not significantly affect our accounting for equity-based compensation or our net income for either the three or six months ended June 30, 2006. We do not currently expect this change in accounting to significantly impact our future results of operations. However, we do expect equity-based compensation expense to increase over the next three to four years because of the incremental expense that will be recognized each year as our Board of Directors grants additional awards.

Prior to the adoption of SFAS No. 123(R), we included all tax benefits associated with equity-based compensation as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (excess tax benefits) to be classified as financing cash flows. We included $31 million of excess tax benefits in our cash flows from financing activities for the six months ended June 30, 2006 that would have been classified as an operating cash flow if we had not adopted SFAS No. 123(R). During the first six months of 2005, excess tax benefits improved our operating cash flows by approximately $8 million.

Reclassification of Segment Information — In the third quarter of 2005, we eliminated our Canadian Group office, and the management of our Canadian operations was allocated among our Eastern, Midwest and Western Groups. We have allocated the operating results of our Canadian operations to the Eastern, Midwest and Western Groups for the three and six months ended June 30, 2005 to provide financial information that consistently reflects our current approach to managing our operations. This reorganization also resulted in the centralization of certain Group office functions. The administrative costs associated with these functions were included in the measurement of income from operations for our reportable segments through August 2005, when the integration of these functions with our existing centralized processes was completed. Beginning in September 2005, these administrative costs have been included in the income from operations of our Corporate organization. The reallocation of these costs has not significantly affected the operating results of our reportable segments for the periods presented. Refer to Note 11 for additional information about our reportable segments.

Reconsideration of a Variable Interest — During the third quarter of 2003, we issued a letter of credit to support the debt of a surety bonding company established by an unrelated third party to issue surety bonds to the waste industry and other industries. The letter of credit, which was valued at $28.6 million, served as a guarantee of

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the entity’s debt obligations. In 2003, we determined that our guarantee created a significant variable interest in a variable interest entity, and that we were the primary beneficiary of the variable interest entity under the provisions of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Accordingly, since the third quarter of 2003, this variable interest entity had been consolidated into our financial statements.

During 2006, the debt of this entity was refinanced. As a result of the refinancing, our guarantee arrangement was also renegotiated, reducing the value of our guarantee to $5 million as of June 30, 2006. We determined that the refinancing of the entity’s debt obligations and corresponding renegotiation of our guarantee represented significant changes in the entity that required reconsideration of the applicability of FIN 46. As a result of the reconsideration of our interest in this variable interest entity, we have concluded that we are no longer the primary beneficiary of this entity. Accordingly, in April 2006, we deconsolidated the surety bonding company. The deconsolidation of this entity did not materially impact our Condensed Consolidated Financial Statements for the periods presented.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. We have inflated these costs in current dollars until the expected time of payment using an annual inflation rate of 2.5%. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted-average annual rate applicable to our asset retirement obligations is between 6.00% and 7.25%, the range of the credit-adjusted, risk-free discount rates effective since adopting SFAS No. 143 in 2003.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our estimations are based on several factors. We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. We routinely review and evaluate sites that require remediation, considering whether we were an owner, operator, transporter, or generator at the site; the amount and type of waste hauled to the site and the number of years we were associated with the site. Next, we review the same type of information with respect to other named and unnamed PRPs. Estimates of the cost for the likely remedy are then either developed using our internal resources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management’s judgment and experience in remediating our own and unrelated parties’ sites;

•	Information available from regulatory agencies as to costs of remediation;

•	The number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and

•	The typical allocation of costs among PRPs.

There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of the range in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $185 million higher on a discounted basis than the $278 million recorded in the Condensed Consolidated Financial Statements as of June 30, 2006.

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

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (by 2.5% per annum at June 30, 2006 and December 31, 2005) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for United States Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. As a result of an increase in our risk-free discount rate, which increased from an annual rate of 4.25% for 2005 to an annual rate of 4.75% for 2006, we recorded a $6 million reduction in “Operating” expenses during the first quarter of 2006 and a corresponding decrease in environmental remediation liabilities. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in “Operating” costs and expenses in our Condensed Consolidated Statements of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2006			December 31, 2005
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$107	$49	$156	$114	$47	$161
Long-term	986	229	1,215	938	242	1,180

	$1,093	$278	$1,371	$1,052	$289	$1,341

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2005 and the six months ended June 30, 2006 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2004	$979	$324
Obligations incurred and capitalized	62	—
Obligations settled	(51)	(52)
Interest accretion	66	10
Revisions in estimates	(6)	12
Acquisitions, divestitures and other adjustments	2	(5)

December 31, 2005	1,052	289
Obligations incurred and capitalized	32	—
Obligations settled	(22)	(12)
Interest accretion	34	5
Revisions in estimates	(3)	(4)

June 30, 2006	$1,093	$278

At several of our landfills, we provide financial assurance by depositing cash into restricted escrow accounts or trust funds for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $205 million at June 30, 2006, and is primarily included as long-term “Other assets” in our Condensed Consolidated Balance Sheet. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iii) acquisitions or divestitures of landfills; and (iv) changes in the fair value of the financial instruments held in the trust fund or escrow account.

3.	Current Other Assets

The primary components of current “Other assets” as of June 30, 2006 and December 31, 2005 were as follows:

Short-term investments available for use — We invest in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rate reset mechanism for these instruments results in a periodic marketing of the underlying securities through an auction process. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as current assets in our Condensed Consolidated Balance Sheets. As of June 30, 2006 and December 31, 2005, $513 million and $300 million, respectively, of investments in auction rates securities and variable rate demand notes have been included as a component of current “Other assets.”

Assets held for sale — As of June 30, 2006 and December 31, 2005 our current “Other assets” included $258 million and $124 million, respectively, of operations and property held for sale. These balances are primarily

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attributable to our divestiture program, which was approved by our Board of Directors in July 2005 to divest under-performing and non-strategic operations. At that time, operations representing $400 million in annual revenues were identified for inclusion in the program. In January 2006, we identified additional operations, representing over $500 million in annual revenues, that may also be sold as part of this divestiture plan.

Held-for-sale assets are recorded at the lower of their carrying amount or their fair value less the estimated cost to sell. Our quarterly assessment of these operations includes an analysis to determine if they qualify for discontinued operations accounting. Discontinued operations were not material to our results of operations or cash flows for the three and six month periods ended June 30, 2006 and 2005.

4.	Debt

Debt

The following table summarizes the major components of debt at each balance sheet date (in millions):

	June 30,	December 31,
	2006	2005

Revolving credit and letter of credit facilities	$—	$—
Canadian credit facility (weighted average interest rate of 4.5% at June 30, 2006 and 4.4% at December 31, 2005)(a)	343	340
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.00% to 8.75% (weighted average interest rate of 7.0% at June 30, 2006 and December 31, 2005)(b)	5,088	5,155
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 2.9% to 7.4% (weighted average interest rate of 4.5% at June 30, 2006 and 4.2% at December 31, 2005)(c),(d)	2,319	2,291
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 4.0% to 9.3% (weighted average interest rate of 5.3% at June 30, 2006 and December 31, 2005)	403	404
Capital leases and other, maturing through 2036, interest rates up to 12%	447	497

	8,600	8,687
Less current portion	863	522

	$7,737	$8,165

a)	As of June 30, 2006, we had $349 million of principal ($343 million net of discount) outstanding under this credit facility agreement. The advances do not accrue interest during their terms. Accordingly, the proceeds we initially received were for the principal amount of the advances net of the total interest obligation due for the term of the advance, and the debt was initially recorded based on the net proceeds received. The advances have a weighted average effective interest rate of 4.5%, which is being amortized to interest expense with a corresponding increase in our recorded debt obligation using the effective interest method. During the six months ended June 30, 2006, we increased the carrying value of the debt for the recognition of $8 million of interest expense for the facility. A total of $115 million of the advances under this three-year credit facility agreement have matured during the six months ended June 30, 2006. We elected to renew $96 million of these advances under the terms of the facility and have repaid the remaining $19 million with available cash. The carrying value of these debt obligations was also increased by approximately $14 million during the six months ended June 30, 2006 as a result of an increase in the Canadian translation rate from December 31, 2005.

Our outstanding advances mature either three or twelve months from the date of issuance, but may be renewed under the terms of the facility. While we may elect to renew portions of our outstanding advances under the terms of the facility, we currently expect to repay our borrowings under the facility within one year with available cash. Accordingly, these borrowings are classified as current in our June 30, 2006 Condensed Consolidated Balance Sheet. As of December 31, 2005, we had expected to repay $86 million of outstanding advances with available cash and renew the remaining borrowings under the terms of the facility. Based on our expectations at that time, we classified $86 million as current and $254 million as long-term in our December 31, 2005 Consolidated Balance Sheet.

b)	We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of June 30, 2006, the interest payments on $2.35 billion of our fixed-rate senior notes have been swapped to

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variable rates. Fair value hedge accounting for interest rate swap contracts decreased the carrying value of our senior notes by $21 million at June 30, 2006 and increased the carrying value of our senior notes by $46 million at December 31, 2005.

c)	We issued $30 million of tax-exempt bonds during May 2006. The proceeds from the issuance of the bonds were deposited directly into a trust fund. Accordingly, the restricted funds provided by this financing activity have been excluded from “New Borrowings” in our Condensed Consolidated Statement of Cash Flows. During the six months ended June 30, 2006, $2 million of our tax-exempt bonds matured and were repaid with available cash.

d)	Fair value hedge accounting for interest rate swap contracts increased the carrying value of our tax-exempt bonds by $1 million at June 30, 2006 and December 31, 2005.

Debt Covenants

Our revolving credit facility and certain other financing agreements contain financial covenants. The most restrictive of these financial covenants are contained in our revolving credit facility. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the revolving credit facility:

Computed Results
	Requirement	June 30,	December 31,
Covenant	per Facility	2006	2005

Interest coverage ratio	>2.75 to 1	3.7 to 1	3.7 to 1
Total debt to EBITDA	<3.50 to 1	2.6 to 1	2.7 to 1

Our revolving credit facility and senior notes also contain certain restrictions intended to monitor our level of indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of June 30, 2006, we were in compliance with the covenants and restrictions under all of our debt agreements.

5.	Income Taxes

The current tax obligations associated with the provision for income taxes recorded in the Condensed Consolidated Statements of Operations are reflected in the accompanying Condensed Consolidated Balance Sheets as a component of “Accrued liabilities,” and the deferred tax obligations are reflected in “Deferred income taxes.”

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2006 is primarily due to favorable effects of tax audit settlements offset in part by state and local income taxes and the impact of nondeductible goodwill associated with our divestitures. Non-conventional fuel tax credits also had an unfavorable impact on our effective tax rate for the current quarter, but have favorably affected our effective tax rate for the six months ended June 30, 2006. Additionally, in the second quarter of 2006 we realized a tax benefit due to scheduled tax rate reductions in Canada and the resulting revaluation of related deferred tax balances. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2005 was primarily due to (i) favorable effects of tax audit settlements; and (ii) the favorable impact of non-conventional fuel tax credits, offset in part by (i) the effect of our repatriation of accumulated earnings from certain of our Canadian subsidiaries; (ii) state and local income taxes; and (iii) the impact of nondeductible goodwill associated with our divestitures. We continue to evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.

Tax audit settlements — When excluding the effect of interest income, the settlement of various federal and state tax audit matters during the quarter resulted in a reduction in income tax expense of $128 million, or $0.23 per diluted share, for the three months ended June 30, 2006 and $134 million, or $0.24 per diluted share, for the six months ended June 30, 2006. These tax audit settlements resulted in a 28.7 percentage point reduction in our effective tax rate for the three months ended June 30, 2006 and an 18.2 percentage point reduction in our effective

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax rate for the six months ended June 30, 2006. We also recognized $5 million of interest income, or $3 million net of tax, as a result of these settlements during the three and six months ended June 30, 2006.

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

The reduction in income taxes recognized as a result of these tax audit settlements is primarily attributable to the associated reduction in our accrued tax and related accrued interest liabilities. For information regarding the status of current audit activity refer to Note 9.

Non-conventional fuel tax credits — The impact of non-conventional fuel tax credits has been derived from methane gas projects at our landfills and our investments in two coal-based, synthetic fuel production facilities (the “Facilities”), which are discussed in more detail below. The fuel generated from our landfills and the Facilities qualifies for tax credits through 2007 pursuant to Section 45K (formerly Section 29, but re-designated as Section 45K effective for years ending after December 31, 2005) of the Internal Revenue Code. These tax credits are phased out if the price of oil exceeds an annual average price threshold determined by the U.S. Internal Revenue Service.

Our effective tax rate for the three and six months ended June 30, 2006 reflects (i) our current expectations for the phase out of 78% of Section 45K tax credits generated during 2006 and (ii) the impact of the suspension of operations at the Facilities, which occurred in May 2006. When considering these items, our estimated recurring effective tax rate as of June 30, 2006 is 39.3%, a 2.2 percentage point increase in our estimated effective tax rate from March 31, 2006. This increase resulted in additional provision for income taxes and a reduction in our net income of $16 million for the three and six months ended June 30, 2006. We have developed our current expectations for the phase out of 78% of Section 45K credits using market information for current and forward-looking oil prices as of June 30, 2006. Continued increases in market prices of oil could further reduce the tax benefits we ultimately realize in 2006 from both our landfills and the Facilities. Accordingly, our current estimated effective tax rate could be materially different than our actual 2006 effective tax rate if our expectations for oil prices for the year are inconsistent with actual results.

In 2004, we acquired minority ownership interests in the Facilities, which results in the recognition of our pro-rata share of the Facilities’ losses, the amortization of our investments and additional expense associated with other estimated obligations being recorded as “Equity in net earnings (losses) of unconsolidated entities” within our Condensed Consolidated Statements of Operations. The equity losses and associated tax benefits would not have been incurred if we had not acquired the minority ownership interest in the Facilities. If the tax credits generated by the Facilities were no longer allowable under Section 45K of the Internal Revenue Code, we could cease making payments in the period that determination is made and not incur these losses in future periods. In addition, for quarterly periods that the Facilities’ operations are suspended, our obligations associated with funding the entities’ operations are deferred for a period of up to four quarters. As discussed above, our effective tax rate for the three and six months ended June 30, 2006 includes the effect of a partial phase out of Section 45K credits generated during 2006 and the suspension of operations at the Facilities in May 2006. The operation of the Facilities has been suspended indefinitely in order to minimize operating losses as a result of the expected phase out of tax credits generated during 2006. The reduction in our current period “Equity in net earnings (losses) of unconsolidated entities” also reflects the impacts of the phase out and suspension of operations on our contractual obligations to fund the Facilities’ losses.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the impact of our investments in the Facilities on our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Equity in net earnings (losses) of unconsolidated entities(a)	$9	$(27)	$(1)	$(55)
Interest expense	(1)	(2)	(2)	(4)

Income (loss) before income taxes	8	(29)	(3)	(59)
Provision for (benefit from) income taxes(b)	3	(38)	(9)	(67)

Net income	$5	$9	$6	$8

a)	For the three and six months ended June 30, 2006, our “Equity in net earnings (losses) of unconsolidated entities” includes (i) the recognition of expense for contractual obligations associated with the Facilities’ operations during 2006, which was more than offset by (ii) a cumulative adjustment necessary to appropriately reflect our life-to-date obligations to fund the costs of operating the Facilities and the value of our investment. We have determined that the recognition of the cumulative adjustment was not material to either the current year or prior year periods’ presented herein.

b)	The benefit from income taxes attributable to the Facilities includes tax credits of $1 million and $8 million for the three and six months ended June 30, 2006, respectively, and $27 million and $44 million for the three and six months ended June 30, 2005, respectively. For the current quarter, our “Provision for (benefit from) income taxes” includes the reversal of a portion of the tax credits recognized during the first quarter of 2006, which more than offset the tax benefits associated with current period activity. We reversed a portion of the tax credits recognized during the three months ended March 31, 2006 to reflect (i) the Facilities’ suspension of operations in May 2006, which results in the tax credits generated during the first and second quarters of 2006 being recognized ratably over the entire year; and (ii) the change in our expectations associated with the phase out of Section 45K credits, which we have increased from a phase-out of 61% at March 31, 2006 to a phase-out of 78% as of June 30, 2006.

The tax credits generated by our landfills are provided by our Renewable Energy Program, under which we develop, operate and promote the beneficial use of landfill gas. Our recorded taxes for the three and six months ended June 30, 2006 include benefits of $1 million and $3 million, respectively, from tax credits generated by our landfill gas-to-energy projects. This compares to $9 million and $13 million, respectively, for the same periods in 2005.

Canada statutory rate change — During the second quarter of 2006, both the Canadian federal government and several provinces enacted tax rate reductions. SFAS No. 109, Accounting for Income Taxes, requires that deferred tax balances be revalued to reflect the tax rate changes. The revaluation resulted in a $20 million tax benefit for the three and six months ended June 30, 2006.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Income

Comprehensive income represents all changes in our equity except for changes resulting from investments by, and distributions to, stockholders. Comprehensive income for the three and six months ended June 30, 2006 and 2005 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$417	$527	$603	$677

Other comprehensive income (loss):
Unrealized gains (losses) resulting from changes in fair value of derivative instruments, net of taxes	4	3	(2)	9
Realized losses on derivative instruments reclassified into earnings, net of taxes	1	3	—	5
Unrealized gains (losses) on marketable securities, net of taxes	(2)	2	1	1
Translation adjustment of foreign currency statements	28	(16)	24	(25)

Other comprehensive income (loss)	31	(8)	23	(10)

Comprehensive income	$448	$519	$626	$667

The components of accumulated other comprehensive income were as follows (in millions):

	June 30,	December 31,
	2006	2005

Accumulated unrealized loss on derivative instruments, net of tax benefit	$(29)	$(27)
Accumulated unrealized gain on marketable securities, net of taxes	6	5
Cumulative translation adjustment of foreign currency statements	172	148

	$149	$126

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Earnings Per Share

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Number of common shares outstanding at end of period	541.9	563.0	541.9	563.0
Effect of using weighted average common shares outstanding	2.4	3.3	3.4	4.6

Weighted average basic common shares outstanding	544.3	566.3	545.3	567.6
Dilutive effect of equity-based compensation awards, warrants and other contingently issuable shares	5.4	3.8	5.6	3.7

Weighted average diluted common shares outstanding	549.7	570.1	550.9	571.3

Potentially issuable shares	29.2	41.9	29.2	41.9
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	4.5	15.2	4.9	15.2

8.	Stock-Based Compensation, Common Stock Dividends and Common Stock Repurchases

Stock-Based Compensation

Pursuant to our 2004 Stock Incentive Plan, an aggregate of 34 million shares of our common stock were authorized for issuance through various forms of equity-based compensation on terms and conditions determined by the Compensation Committee of our Board of Directors. We currently utilize treasury shares to meet the needs of our equity-based compensation programs under the 2004 Stock Incentive Plan and to settle outstanding awards granted pursuant to previous incentive plans. During 2005 and 2006, the primary forms of equity-based compensation granted to our employees under our long-term incentive programs were restricted stock units and performance share units. The significant terms of awards granted during 2006 are summarized below.

Restricted stock units — During the six months ended June 30, 2006, we granted approximately 748,000 restricted stock units. These restricted stock units provide the award recipients with dividend equivalents during the vesting period, but the units may not be voted or sold until time-based vesting restrictions have lapsed. The restricted stock units vest ratably over a four-year period, and unvested units are subject to forfeiture in the event of voluntary or for-cause termination. These restricted stock units are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and become immediately vested in the event of an employee’s death or disability.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our restricted stock units as of and for the six months ended June 30, 2006 is presented in the table below (units in thousands):

		Weighted
		Average
	Units	Fair Value

Unvested, December 31, 2005	767	$29.04
Granted	748	$31.77
Vested(a)	(209)	$29.12
Forfeited	(17)	$31.05

Unvested, June 30, 2006	1,289	$30.59

a)	The total fair market value of the shares issued upon the vesting of restricted stock units during the six months ended June 30, 2006 was $7 million.

Performance share units — During the six months ended June 30, 2006, we granted approximately 724,000 performance share units. The performance share units are payable in shares of common stock based on the achievement of certain financial measures, after the end of a three-year performance period. Performance share units do not provide award recipients with either dividend equivalents or voting rights during the required performance period. These performance share units are payable to an employee (or his beneficiary) upon death or disability as if that employee had remained employed until the end of the performance period, subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and subject to forfeiture in the event of voluntary or for-cause termination.

Compensation expense associated with performance share units that continue to vest based on future performance is measured based on the grant-date fair value of our common stock, net of the present value of expected dividend payments on our stock during the vesting period. Compensation expense is recognized ratably over the performance period based on our estimated achievement of the established performance criteria. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of both the probability that the performance criteria will be achieved and current period and historical forfeitures.

A summary of the status of our performance share units as of and for the six months ended June 30, 2006 is presented in the table below (units in thousands):

		Weighted
		Average
	Units	Fair Value

Unvested, December 31, 2005	693	$27.05
Granted	724	$31.93
Vested	—	N/A
Forfeited	(14)	$31.58

Unvested, June 30, 2006	1,403	$29.52

For the three and six months ended June 30, 2006, we recognized $5 million and $9 million, respectively, of compensation expense associated with restricted stock unit and performance share unit awards as a component of “Selling, general and administrative” expenses in our Condensed Consolidated Statement of Operations. Our “Provision for (benefit from) income taxes” for the three and six months ended June 30, 2006 includes a corresponding deferred income tax benefit of $2 million and $4 million, respectively. We have not capitalized any equity-based compensation costs during the three and six month periods ended June 30, 2006. As of June 30, 2006, we estimate that a total of approximately $58 million of currently unrecognized compensation expense will be

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in future periods for unvested restricted stock unit and performance share unit awards issued and outstanding. This expense is expected to be recognized over a period of up to four years.

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

A summary of the status of our stock options as of and for the six months ended June 30, 2006 is presented in the table below (shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, December 31, 2005	34,786	$28.15
Granted	6	$33.71
Exercised(a)	(8,095)	$24.06
Forfeited or expired	(408)	$42.77

Outstanding, June 30, 2006(b)	26,289	$29.17

Exercisable, June 30, 2006(b)	26,283	$29.17

a)	The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2006 was $80 million. Approximately 2.4 million stock options were exercised during the six months ended June 30, 2005 with an aggregate intrinsic value of $21 million.

b)	Stock options outstanding and exercisable as of June 30, 2006 have a weighted average contractual term of 4.9 years and an aggregate intrinsic value of $176 million based on the market value of our common stock on June 30, 2006.

We received $202 million during the six months ended June 30, 2006 from our employees’ stock option exercises. We realized a tax benefit from these stock option exercises of $31 million. These amounts have been presented in the “Cash flows from financing activities” section of our June 30, 2006 Condensed Consolidated Statement of Cash Flows.

Common Stock Dividends and Repurchases

In October 2004, our Board of Directors approved a capital allocation program that provides for up to $1.2 billion in aggregate dividend payments and share repurchases each year during 2005, 2006 and 2007. Aggregate dividend payments and share repurchases under the capital allocation program were $371 million and $879 million during the three and six months ended June 30, 2006, respectively. Aggregate dividend payments and share repurchases under the capital allocation program were $302 million and $518 million during the three and six months ended June 30, 2005, respectively.

Common Stock Dividends — We paid a $0.22 per share dividend in both the first and second quarters of 2006. The first quarter dividend was declared in December 2005 and paid on March 24, 2006 to shareholders of record as of March 6, 2006 for an aggregate of $121 million. The second quarter dividend was declared in May 2006 and paid on June 23, 2006 to shareholders of record as of June 5, 2006 for an aggregate of $119 million. In each of the first

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and second quarters of 2005, we declared and paid a dividend of $0.20 per share, which resulted in aggregate cash payments of $114 million for the three months ended June 30, 2005 and $228 million for the six months ended June 30, 2005. All future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future prospects and other factors the Board may deem relevant.

Common Stock Repurchases — In January 2006, we repurchased 9.0 million shares of our common stock for $275 million through an accelerated share repurchase transaction. The number of shares purchased under the accelerated share repurchase transaction was determined by dividing the $275 million by the fair market value of our common stock on the repurchase date. At the end of the transaction’s valuation period, which was in February 2006, we were required to make a settlement payment for the difference between the $275 million paid at the inception of the valuation period and the weighted average daily market price of our common stock during the valuation period times the number of shares we repurchased, or $16 million. We elected to make the required settlement payment in cash.

During the six months ended June 30, 2006, we also repurchased 9.8 million shares of our common stock for $348 million through open market transactions. We paid approximately $12 million of the repurchase price in July 2006 when the transactions were settled. During the six months ended June 30, 2005, we repurchased 9.9 million shares of our common stock at a cost of $290 million, of which $12 million was settled in July 2005.

In June 2006, our Board of Directors approved an additional $350 million of share repurchases for 2006, increasing the maximum amount of capital to be allocated to our share repurchases and dividends for the current year to $1.55 billion. Future share repurchases under this capital allocation program will be made at the discretion of management.

9.	Commitments and Contingencies

Financial instruments — We have obtained letters of credit, performance bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, environmental remediation and other obligations.

Historically, our revolving credit facilities have been used to obtain letters of credit to support our bonding and financial assurance needs. We also have letter of credit and term loan agreements and a letter of credit facility that were established to provide us with additional sources of capacity from which we may obtain letters of credit. We obtain surety bonds and insurance policies from various sources, which include an affiliated entity that we have an investment in and account for under the cost method. We also obtain insurance from a wholly-owned insurance company, the sole business of which is to issue policies for the parent holding company and its other subsidiaries, to secure such performance obligations. In those instances where our use of captive insurance is not allowed, we generally have available alternative bonding mechanisms.

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

Guarantees — We have entered into the following guarantee agreements associated with our operations:

•	As of June 30, 2006, WM Holdings, one of WMI’s wholly-owned subsidiaries, has fully and unconditionally guaranteed all of WMI’s senior indebtedness, which matures through 2032. WMI has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, which matures through 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our Condensed Consolidated Balance Sheets. See Note 13 for further information.

•	WMI and WM Holdings have guaranteed the tax-exempt bonds and other debt obligations of their subsidiaries. If a subsidiary fails to meet its obligations associated with its debt obligations as they come due, WMI or WM Holdings will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our Condensed Consolidated Balance Sheets. See Note 4 for information related to the balances and maturities of our tax-exempt bonds and other debt obligations.

•	We have guaranteed certain financial obligations of unconsolidated entities. The related obligations, which mature through 2020, are not recorded on our Condensed Consolidated Balance Sheets. As of June 30, 2006, our maximum future payments associated with these guarantees are approximately $30 million. We do not believe that it is likely that we will be required to perform under these guarantees.

•	We have issued a letter of credit to support the debt of a surety bonding company. We initially guaranteed the debt of this entity during the third quarter of 2003. At that time we determined that we were the primary beneficiary of this entity under the provisions of FIN 46. As a result, since the third quarter of 2003, this variable interest entity had been consolidated into our financial statements. During 2006, this entity refinanced their debt and our guarantee was renegotiated, reducing the value of our guarantee to $5 million as of June 30, 2006. As a result of the significant change in our interest in this entity we have determined that we are no longer the primary beneficiary of this entity, which has resulted in the deconsolidation of the entity in April 2006. Our exposure to loss associated with this guarantee arrangement is now included in the disclosure above related to guarantees of the obligations of unconsolidated entities. For additional information regarding our FIN 46 reconsideration see Note 1.

•	WM Holdings has guaranteed all reimbursement obligations of WMI under its $350 million letter of credit facility and $295 million letter of credit and term loan agreements. Under those facilities, WMI must reimburse the entities funding the facilities for any draw on a letter of credit supported by the facilities. As of June 30, 2006, we had $644 million in outstanding letters of credit under these facilities.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In connection with the $350 million letter of credit facility, WMI and WM Holdings guaranteed the interest rate swaps entered into by the entity funding the letter of credit facility. The probability of loss for the guarantees was determined to be remote and the fair value of the guarantees is immaterial to our financial position and results of operations.

•	Certain of our subsidiaries have guaranteed the market value of certain homeowners’ properties that are adjacent to our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference between the sale value and the guaranteed market value of the homeowners’ properties, if any. Generally, it is not possible to determine the contingent obligation associated with these guarantees, but we do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. The costs associated with any additional consideration requirements are accounted for as incurred.

•	WMI and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations as incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.

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

As of June 30, 2006, we had been notified that we are a PRP in connection with 73 locations listed on the EPA’s National Priorities List (“NPL”). Of the 73 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own were initially developed by others as landfill disposal facilities. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at, or near, the time that we make the remedial expenditures. The 57 NPL sites at which claims have been made

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against us and that we do not own are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is known as CERCLA or Superfund.

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

Litigation — In December 1999, an individual brought an action against the Company, five former officers of WM Holdings, and WM Holdings’ former independent auditor, Arthur Andersen LLP, in Illinois state court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998. The action is for alleged acts of common law fraud, negligence and breach of fiduciary duty. This case has remained in the pleadings stage for the last several years due to numerous motions and rulings by the court related to the viability of these claims. The defendants had removed the case to federal court, but recently agreed to the matter being handled in state court as originally filed. The Company believes recent U.S. Supreme Court decisions in other cases require the Illinois trial court to rule that this matter cannot proceed as a class action. Only limited discovery has occurred and the defendants continue to defend themselves vigorously. The extent of possible damages, if any, in this action cannot yet be determined.

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

Two separate lawsuits currently pending in Texas state court against WMI and certain former officers of WMI allege that the plaintiffs are substantial holders of the Company’s common stock who intended to sell their stock in 1999, or to otherwise protect themselves against loss, but that WMI made public statements regarding its prospects, and in some instances individual defendants, all of whom were members of prior management, made statements that were false and misleading and induced the plaintiffs to retain their stock or not to take other protective measures. The plaintiffs assert that the value of their retained stock declined dramatically and that they incurred significant losses. The plaintiffs assert claims for fraud, negligent misrepresentation, and conspiracy. The first of these cases was dismissed by summary judgment by a Texas state court in March 2002. That dismissal was ultimately upheld by the appellate court and the plaintiffs requested permission to appeal this decision to the highest state court in Texas, which, after briefing, has denied the plaintiff’s request to hear the case. The time for the court to reconsider the plaintiff’s request to appeal is now running. The second case is stayed pending resolution of the first case. We intend to continue to vigorously defend ourselves against these claims.

The Company has been defending allegations related generally to the termination of a joint venture to which one of our wholly-owned subsidiaries was a party. The claim involves the value of the joint venture, our interest in

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which was divested in 2000. The matter has been arbitrated and we are awaiting a final ruling. The other party in this matter is seeking a variety of remedies, ranging from monetary damages to unwinding the transaction; however, the nature and extent of the outcome cannot be predicted at this time.

From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. At June 30, 2006, there were three proceedings involving our subsidiaries where we reasonably believe that the sanctions could exceed $100,000. The matters involve allegations that subsidiaries (i) improperly operated a solid waste landfill by failing to maintain required records, properly place and cover waste and adhere to proper leachate levels; (ii) failed to comply with air permit and emission limit requirements at an operating landfill; and (iii) violated a number of state solid waste regulations and permit conditions (including, but not limited to, exceedence of permitted grades, exceedences of leachate head levels, failure to maintain records and notify the state regulatory agency of noncompliance) and federal air regulations at an operating landfill. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

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

Under Delaware law, corporations are allowed to indemnify their officers, directors and employees against claims arising from their actions in such capacities if the individuals acted in good faith and in a manner they believed to be in, or not opposed to, the best interests of the corporation. Further, corporations are allowed to advance defense expenses to the individuals in such matters, contingent upon the receipt of an undertaking by the individuals to repay all expenses if it is ultimately determined that they did not act in good faith and in a manner they believed to be in, or not opposed to, the best interests of the corporation. Like many Delaware companies, WMI’s charter and bylaws require indemnification and advancement of expenses subject to meeting an applicable standard of conduct. Additionally, WMI has entered into separate indemnification agreements with members of its Board of Directors as well as its Chief Executive Officer, its President and Chief Operating Officer and its Chief Financial Officer. Additionally, the charter and bylaw documents of certain of WMI’s subsidiaries, including WM Holdings, include similar indemnification provisions, and some subsidiaries, including WM Holdings, entered into separate indemnification agreements with their officers and directors prior to our acquisition of them that provide for even greater rights and protections for the individuals.

The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with current actions involving former officers of the Company or its subsidiaries or other actions or proceedings that may be brought against its former or current officers, directors and employees. The Company’s obligations to indemnify and advance expenses continue after individuals leave the Company for claims related to actions that occurred before their departures from the Company.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are involved in routine civil litigation and governmental proceedings, including litigation involving former employees and competitors arising in the ordinary course of our business. We do not believe that any such matters will ultimately have a material adverse impact on our consolidated financial statements.

Tax matters — We are currently under audit by the IRS and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. We have concluded several audits in the last two years. During the second quarter of 2006, we concluded the IRS audit for the years 2002 and 2003. The current period financial statement impact of concluding this audit is discussed in Note 5. In addition, we have started the examination phase of an IRS audit for the year 2004. We expect this audit to be completed within the next 12 to 18 months. To provide for certain potential tax exposures, we maintain an allowance for tax contingencies, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.

As discussed in Note 4, we have approximately $2.7 billion of tax-exempt financings as of June 30, 2006. Tax-exempt financings are structured pursuant to certain terms and conditions of the Internal Revenue Code of 1986, as amended (the “Code”), which exempts from taxation the interest income earned by the bondholders in the transactions. The requirements of the Code can be complex, and failure to comply with these requirements could cause certain past interest payments made on the bonds to be taxable and could cause either outstanding principal amounts on the bonds to be accelerated or future interest payments on the bonds to be taxable. Some of the Company’s tax-exempt financings have been, or currently are, the subject of examinations by the IRS to determine whether the financings meet the requirements of the Code. It is possible that an adverse determination by the IRS could have a material adverse effect on the Company’s liquidity and results of operations.

Unclaimed property audit — We are currently undergoing an unclaimed property audit, which is being conducted by various state authorities. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include substantial interest and penalties, in addition to the payment of the escheat liability itself. During 2006, we have submitted unclaimed property filings with all states. As a result of our findings, we determined that we had unrecorded obligations associated with unclaimed property of approximately $19 million for escheatable items for various periods between 1980 and 2004. Our “Selling, general and administrative” expenses for the six months ended June 30, 2006 include the charge recognized in the first quarter of 2006 required to record these obligations. During the first quarter of 2006, we also recognized $1 million of estimated interest obligations associated with our findings, which has been included in “Interest expense” in our Condensed Consolidated Statement of Operations. We have determined that the impact of these adjustments is not material to current or prior periods’ results of operations. Although we cannot currently estimate the potential financial impacts that any remaining audit findings may have, we do not expect any resulting obligations to have a material adverse effect on our consolidated results of operations or cash flows.

10.	Restructuring

During the third quarter of 2005, we reorganized and simplified our management structure by reducing our Group and Corporate staffing levels. This reorganization increased the accountability and responsibility of our Market Areas and allowed us to streamline business decisions and reduce costs at the Group and Corporate offices. Additionally, as part of our restructuring, the responsibility for the management of our Canadian operations was assumed by our Eastern, Midwest and Western Groups, eliminating the Canadian Group. See discussion included in Notes 1 and 11.

The reorganization eliminated about 600 employee positions throughout the Company. In the third and fourth quarters of 2005, we recorded $28 million for costs associated with the implementation of the new structure. These

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges included $25 million for employee severance and benefit costs, $1 million related to abandoned operating lease agreements and $2 million related to consulting fees incurred to align our sales strategy to our changes in both resources and leadership that resulted from the reorganization.

Through June 30, 2006, we had paid approximately $23 million of the employee severance and benefit costs incurred as a result of this restructuring. Approximately $5 million of these payments were made during 2006. As of June 30, 2006, $2 million of the related accrual remained for employee severance and benefit costs. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the third quarter of 2007.

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

In the third quarter of 2005, we eliminated our Canadian Group, and the management of our Canadian operations was allocated among our Eastern, Midwest and Western Groups. We allocated the operating results of our Canadian operations to the Eastern, Midwest and Western Groups for the three and six months ended June 30, 2005 to provide financial information that consistently reflects our current approach to managing our operations.

Our July 2005 reorganization also resulted in the centralization of certain Group office functions. The administrative costs associated with these functions were included in the measurement of income from operations for our reportable segments through August 2005, when the integration of these functions with our existing centralized processes was complete. Beginning in September 2005, these administrative costs have been included in income from operations of “Corporate and Other.” The reallocation of these costs has not significantly affected the operating results of our reportable segments.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three and six months ended June 30 is shown in the following tables (in millions):

	Gross	Intercompany	Net
Three Months	Operating	Operating	Operating	Income from
Ended:	Revenues	Revenues(c)	Revenues(d)	Operations(e),(f)

June 30, 2006
Eastern	$997	$(205)	$792	$120
Midwest	813	(141)	672	129
Southern	954	(146)	808	200
Western	811	(113)	698	173
Wheelabrator	226	(17)	209	77
Recycling	187	(6)	181	9
Other(a)	67	(17)	50	(21)

Total	4,055	(645)	3,410	687
Corporate and other(b)	—	—	—	(122)

Total	$4,055	$(645)	$3,410	$565

June 30, 2005
Eastern	$989	$(216)	$773	$74
Midwest	789	(142)	647	109
Southern	888	(142)	746	186
Western	771	(102)	669	130
Wheelabrator	214	(15)	199	69
Recycling	211	(8)	203	6
Other(a)	75	(23)	52	(7)

Total	3,937	(648)	3,289	567
Corporate and other(b)	—	—	—	(104)

Total	$3,937	$(648)	$3,289	$463

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net
Six Months	Operating	Operating	Operating	Income from
Ended:	Revenues	Revenues(c)	Revenues(d)	Operations(e),(f)

June 30, 2006
Eastern	$1,903	$(383)	$1,520	$218
Midwest	1,533	(263)	1,270	231
Southern	1,889	(288)	1,601	407
Western	1,577	(220)	1,357	281
Wheelabrator	444	(35)	409	136
Recycling	381	(11)	370	16
Other(a)	147	(35)	112	(13)

Total	7,874	(1,235)	6,639	1,276
Corporate and other(b)	—	—	—	(276)

Total	$7,874	$(1,235)	$6,639	$1,000

June 30, 2005
Eastern	$1,839	$(388)	$1,451	$139
Midwest	1,485	(262)	1,223	193
Southern	1,749	(276)	1,473	355
Western	1,497	(201)	1,296	228
Wheelabrator	416	(31)	385	124
Recycling	416	(17)	399	8
Other(a)	144	(44)	100	19

Total	7,546	(1,219)	6,327	1,066
Corporate and other(b)	—	—	—	(237)

Total	$7,546	$(1,219)	$6,327	$829

a)	Our other revenues are generally from services provided throughout our operating Groups for in-plant services, methane gas recovery and certain third party sub-contract and administration revenues managed by our Upstream, Renewable Energy and National Accounts organizations. Other operating results reflect the combined impact of (i) the services described above; (ii) non-operating entities that provide financial assurance and self-insurance support for the operating Groups or financing for our Canadian operations; and (iii) certain quarter-end adjustments recorded in consolidation related to the reportable segments that, due to timing, were not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our six operating Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and other” also includes costs associated with our long-term incentive program and managing our international and non-solid waste divested operations, which primarily includes administrative expenses and the impact of revisions to our estimated obligations. As discussed above, in 2005 we centralized support functions that had been provided by our Group offices. Beginning in the third quarter of 2005, our “Corporate and other” operating results also include the costs associated with these support functions.

c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

d)	Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions also tend to increase during summer months. Additionally, certain destructive weather conditions, such as the hurricanes experienced in the third quarter of 2005, actually increase our revenues in the areas affected, although these revenues are often low margin due to high start-up costs and other special

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances related to disaster clean-up. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

e)	The operating results of our reportable segments generally reflect the impact the various lines of business and markets in which we operate can have on the Company’s consolidated operating results. The income from operations provided by our four geographic segments is generally indicative of the margins provided by our collection, landfill and transfer businesses, although these groups do provide recycling and other services that can affect these trends. The operating margins provided by our Wheelabrator segment (waste-to-energy facilities and independent power production plants) have historically been higher than the margins provided by our base business generally due to the combined impact of long-term disposal and energy contracts and the disposal demands of the region in which our facilities are concentrated. Income from operations provided by our Recycling segment generally reflects operating margins typical of the recycling industry, which tend to be significantly lower than those provided by our base business. From time to time the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events.

f)	For those items included in the determination of income from operations, the accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our December 31, 2005 Form 10-K.

The table below shows the total revenues contributed by our principal lines of business (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Collection	$2,251	$2,168	$4,410	$4,225
Landfill	834	791	1,584	1,467
Transfer	479	463	900	850
Wheelabrator	226	214	444	416
Recycling and other(a)	265	301	536	588
Intercompany(b)	(645)	(648)	(1,235)	(1,219)

Operating revenues	$3,410	$3,289	$6,639	$6,327

a)	In addition to the revenue generated by our Recycling Group, we have included revenues generated within our four geographic operating Groups derived from recycling, methane gas operations and Port-O-Let® services in the “recycling and other” line-of-business.

b)	Intercompany revenues between lines of business are eliminated within the Condensed Consolidated Financial Statements included herein.

12.	(Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Asset impairments	$13	$35	$13	$37
Income from divestitures	(40)	(32)	(42)	(71)
Other	—	(9)	—	5

	$(27)	$(6)	$(29)	$(29)

The significant transactions and events resulting in asset impairments, income from divestitures and other financial statement impacts within “(Income) expense from divestitures, asset impairments and unusual items” in our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2006 and 2005 are discussed below.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset impairments — During the second quarter of 2006, we recorded a $13 million charge for operations we intend to sell as part of our divestiture program. The charge was required to reduce the carrying value of the operations to their estimated fair value less the cost to sell in accordance with the guidance provided by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for assets to be disposed of by sale.

During the second quarter of 2005, we recorded a $35 million charge for the impairment of the Pottstown Landfill located in West Pottsgrove Township, Pennsylvania. We determined that an impairment was necessary after, on May 18, 2005, the Pennsylvania Environmental Hearing Board upheld a denial by the Pennsylvania Department of Environmental Protection of a permit application for a vertical expansion at the landfill. After the denial was upheld, the Company reviewed the options available at the Pottstown Landfill and the likelihood of the possible outcomes of those options. After such evaluation and considering the length of time required for the appeal process and the permit application review, we decided not to pursue an appeal of the permit denial. This decision was primarily due to the expected impact of the permitting delays, which would have hindered our ability to fully utilize the expansion airspace before the landfill’s required closure in 2010.

Income from divestitures — We recognized $40 million and $42 million of gains on divestitures during the three and six months ended June 30, 2006, respectively, which were direct results of the execution of our plan to review under-performing or non-strategic operations and to either improve their performance or dispose of the operations. The majority of these gains relate to operations located in our Western Group. Total proceeds from divestitures completed during the six months ended June 30, 2006 were $124 million, all of which were received in cash.

During the three months ended June 30, 2005, we recognized $32 million in gains as a result of the divestiture of certain operations in our Western and Southern Groups. In addition, in the first quarter of 2005, we recognized a $39 million gain as a result of the divestiture of a landfill in Ontario, Canada, which was required pursuant to a Divestiture Order by the Canadian Competition Bureau, resulting in a total of $71 million of gains on divestitures for the six months ended June 30, 2005. Total proceeds from divestitures completed during the six months ended June 30, 2005 were $144 million, of which $112 million was received in cash, $23 million was in the form of a note receivable and $9 million was in the form of non-monetary assets.

We do not believe that these divestitures are material either individually or in the aggregate and we do not expect these divestitures to materially affect our consolidated financial position or future results of operations or cash flows.

Other — In the first quarter of 2005, we recognized a charge of approximately $16 million for the impact of a litigation settlement reached with a group of stockholders that opted not to participate in the settlement of the securities class action lawsuit against us related to 1998 and 1999 activity. This charge was partially offset by the recognition of a $9 million benefit recorded during the three months ended June 30, 2005 for adjustments to our estimated obligations and receivables for non-solid waste operations divested in 1999 and 2000.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2006
(Unaudited)

ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$607	$—	$—	$(38)	$569
Other current assets	513	—	2,500	—	3,013

	1,120	—	2,500	(38)	3,582
Property and equipment, net	—	—	10,993	—	10,993
Investments in and advances to affiliates	9,467	8,951	—	(18,418)	—
Other assets	29	11	6,320	—	6,360

Total assets	$10,616	$8,962	$19,813	$(18,456)	$20,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$52	$301	$510	$—	$863
Accounts payable and other current liabilities	95	26	2,299	(38)	2,382

	147	327	2,809	(38)	3,245
Long-term debt, less current portion	4,070	886	2,781	—	7,737
Due to affiliates	—	—	2,127	(2,127)	—
Other liabilities	167	10	3,264	—	3,441

Total liabilities	4,384	1,223	10,981	(2,165)	14,423
Minority interest in subsidiaries and variable interest entities	—	—	280	—	280
Stockholders’ equity	6,232	7,739	8,552	(16,291)	6,232

Total liabilities and stockholders’ equity	$10,616	$8,962	$19,813	$(18,456)	$20,935

December 31, 2005

ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$698	$—	$—	$(32)	$666
Other current assets	300	—	2,485	—	2,785

	998	—	2,485	(32)	3,451
Property and equipment, net	—	—	11,221	—	11,221
Investments in and advances to affiliates	9,599	8,262	—	(17,861)	—
Other assets	34	11	6,418	—	6,463

Total assets	$10,631	$8,273	$20,124	$(17,893)	$21,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$303	$219	$—	$522
Accounts payable and other current liabilities	202	26	2,539	(32)	2,735

	202	329	2,758	(32)	3,257
Long-term debt, less current portion	4,183	890	3,092	—	8,165
Due to affiliates	—	—	3,006	(3,006)	—
Other liabilities	125	8	3,178	—	3,311

Total liabilities	4,510	1,227	12,034	(3,038)	14,733
Minority interest in subsidiaries and variable interest entities	—	—	281	—	281
Stockholders’ equity	6,121	7,046	7,809	(14,855)	6,121

Total liabilities and stockholders’ equity	$10,631	$8,273	$20,124	$(17,893)	$21,135

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2006
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,410	$—	$3,410
Costs and expenses	—	—	2,845	—	2,845

Income from operations	—	—	565	—	565

Other income (expense):
Interest income (expense)	(71)	(20)	(27)	—	(118)
Equity in subsidiaries, net of taxes	462	475	—	(937)	—
Minority interest	—	—	(10)	—	(10)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	10	—	10

	391	455	(27)	(937)	(118)

Income before income taxes	391	455	538	(937)	447
Provision for (benefit from) income taxes	(26)	(7)	63	—	30

Net income	$417	$462	$475	$(937)	$417

Three Months Ended June 30, 2005
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,289	$—	$3,289
Costs and expenses	—	—	2,826	—	2,826

Income from operations	—	—	463	—	463

Other income (expense):
Interest income (expense)	(67)	(21)	(34)	—	(122)
Equity in subsidiaries, net of taxes	569	582	—	(1,151)	—
Minority interest	—	—	(11)	—	(11)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	(25)	—	(25)

	502	561	(70)	(1,151)	(158)

Income before income taxes	502	561	393	(1,151)	305
Benefit from income taxes	(25)	(8)	(189)	—	(222)

Net income	$527	$569	$582	$(1,151)	$527

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2006
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$6,639	$—	$6,639
Costs and expenses	—	—	5,639	—	5,639

Income from operations	—	—	1,000	—	1,000

Other income (expense):
Interest income (expense)	(142)	(41)	(62)	—	(245)
Equity in subsidiaries, net of taxes	693	719	—	(1,412)	—
Minority interest	—	—	(22)	—	(22)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	3	—	3

	551	678	(81)	(1,412)	(264)

Income before income taxes	551	678	919	(1,412)	736
Provision for (benefit from) income taxes	(52)	(15)	200	—	133

Net income	$603	$693	$719	$(1,412)	$603

Six Months Ended June 30, 2005
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$6,327	$—	$6,327
Costs and expenses	—	—	5,498	—	5,498

Income from operations	—	—	829	—	829

Other income (expense):
Interest income (expense)	(131)	(43)	(58)	—	(232)
Equity in subsidiaries, net of taxes	760	787	—	(1,547)	—
Minority interest	—	—	(21)	—	(21)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	(51)	—	(51)

	629	744	(130)	(1,547)	(304)

Income before income taxes	629	744	699	(1,547)	525
Benefit from income taxes	(48)	(16)	(88)	—	(152)

Net income	$677	$760	$787	$(1,547)	$677

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2006
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$603	$693	$719	$(1,412)	$603
Equity in earnings of subsidiaries, net of taxes	(693)	(719)	—	1,412	—
Other adjustments and charges	(26)	(3)	546	—	517

Net cash provided by (used in) operating activities	(116)	(29)	1,265	—	1,120

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(27)	—	(27)
Capital expenditures	—	—	(467)	—	(467)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	155	—	155
Purchases of short-term investments	(1,707)	—	—	—	(1,707)
Proceeds from sales of short-term investments	1,493	—	6	—	1,499
Net receipts from restricted trust and escrow accounts and other, net	—	—	48	—	48

Net cash used in investing activities	(214)	—	(285)	—	(499)

Cash flows from financing activities:				—
New borrowings	—	—	96	—	96
Debt repayments	—	—	(149)	—	(149)
Common stock repurchases	(627)	—	—	—	(627)
Cash dividends	(240)	—	—	—	(240)
Exercise of common stock options and warrants	202	—	—	—	202
Other, net	31	—	(31)	—	—
(Increase) decrease in intercompany and
investments, net	873	29	(896)	(6)	—

Net cash provided by (used in) financing activities	239	29	(980)	(6)	(718)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	(91)	—	—	(6)	(97)
Cash and cash equivalents at beginning of period	698	—	—	(32)	666

Cash and cash equivalents at end of period	$607	$—	$—	$(38)	$569

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$677	$760	$787	$(1,547)	$677
Equity in earnings of subsidiaries, net of taxes	(760)	(787)	—	1,547	—
Other adjustments and charges	(8)	(5)	439	—	426

Net cash provided by (used in) operating activities	(91)	(32)	1,226	—	1,103

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(91)	—	(91)
Capital expenditures	—	—	(493)	—	(493)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	124	—	124
Purchases of short-term investments	(200)	—	(25)	—	(225)
Proceeds from sales of short-term investments	186	—	16	—	202
Net receipts from restricted trust and escrow accounts and other, net	—	—	190	—	190

Net cash provided by (used in) investing activities	(14)	—	(279)	—	(293)

Cash flows from financing activities:
New borrowings	—	—	8	—	8
Debt repayments	—	(138)	(96)	—	(234)
Common stock repurchases	(278)	—	—	—	(278)
Cash dividends	(228)	—	—	—	(228)
Exercise of common stock options and warrants	51	—	—	—	51
Other, net	—	—	(73)	—	(73)
(Increase) decrease in intercompany and investments, net	594	170	(764)	—	—

Net cash provided by (used in) financing activities	139	32	(925)	—	(754)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase in cash and cash equivalents	34	—	23		57
Cash and cash equivalents at beginning of period	357	—	67	—	424

Cash and cash equivalents at end of period	$391	$—	$90	$—	$481

14.	New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, de-recognition and measurement of uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. We are currently in the process of assessing the provisions of FIN 48, but do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In an effort to keep our stockholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements generally include statements containing:

•	projections about accounting and finances;

•	plans and objectives for the future;

•	projections or estimates about assumptions relating to our performance; and

•	our opinions, views or beliefs about current or future events or performance.

You should view these statements with caution. These statements are not guarantees of future performance or events. They are based on the facts and circumstances known to us as of the date the statements are made. All phases of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events or developments. The following discussion should be read together with the Condensed Consolidated Financial Statements and the notes thereto.

Some of the risks that we face and that could affect our business and financial statements for the remainder of 2006 and beyond include:

•	competition may negatively affect our profitability or cash flows, our price increases may have negative effects on volumes, and price roll-backs and lower than average pricing to retain and attract customers may negatively affect our yield on base business;

•	we may be unable to maintain or expand margins if we are unable to control costs;

•	we may be unable to attract or retain qualified personnel, including licensed commercial drivers and truck maintenance professionals;

•	we may not be able to successfully execute or continue our operational or other margin improvement plans and programs, including pricing increases, passing on increased costs to our customers, divesting under-performing assets and purchasing accretive businesses, any of which could negatively affect our revenues and margins;

•	fuel price increases or fuel supply shortages may increase our expenses, including our tax expense if Section 45K credits are phased out due to continued high crude oil prices;

•	fluctuating commodity prices may have negative effects on our operating revenues and expenses;

•	inflation and resulting higher interest rates may have negative effects on the economy, which could result in decreases in volumes of waste generated and increases in our financing costs and other expenses;

•	the possible inability of our insurers to meet their obligations may cause our expenses to increase;

•	weather conditions cause our quarter to quarter results to fluctuate, and extremely harsh weather or natural disasters may cause us to shut down operations;

•	possible changes in our estimates of site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments may increase our expenses or reduce revenues;

•	regulations may negatively impact our business by, among other things, increasing the cost to comply with regulatory requirements and the potential liabilities associated with disposal operations;

•	if we are unable to obtain and maintain permits needed to open, operate and/or expand our facilities, our results of operations will be negatively impacted;

•	limitations or bans on disposal or transportation of out-of-state or cross-border waste or certain categories of waste can increase our expenses and reduce our revenues;

•	possible charges as a result of shut-down operations, uncompleted development or expansion projects or other events may negatively affect earnings;

•	trends requiring recycling or waste reduction at the source and prohibiting the disposal of certain types of wastes could have negative effects on volumes of waste going to landfills and waste-to-energy facilities, which are higher margin businesses than recycling;

•	efforts by labor unions to organize our employees may divert management’s attention and increase operating expenses and we may be unable to negotiate acceptable collective bargaining agreements with those who have chosen to be represented by unions, which could lead to union-initiated work stoppages, including strikes, which could adversely affect our results of operations and cash flows;

•	negative outcomes of litigation or threatened litigation or governmental proceedings may increase our costs or limit our ability to conduct or expand our operations;

•	possible errors or problems implementing and deploying new information technology systems may decrease our efficiencies and increase our costs to operate;

•	the adoption of new accounting standards or interpretations may cause fluctuations in quarterly results of operations or adversely impact our results of operations; and

•	we may reduce or eliminate our dividend or share repurchase program or we may need additional capital if cash flows are less than we expect or capital expenditures are more than we expect, and we may not be able to obtain any needed capital on acceptable terms.

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

Overview

In the second quarter of 2006, we saw a continuation of the successes we had in the first quarter. Our operating results continued to demonstrate the progress we are making in margin expansion and the continued generation of strong free cash flow. Our second quarter 2006 income from operations was $565 million, an increase of $102 million, or 22%, when compared with the prior year period. Income from operations as a percentage of revenues for the second quarter of 2006 was 16.6% as compared with 14.1% in the prior year period. In addition, we continued to see improvement in our core operating costs as a percentage of revenue (our core operating costs include our operating; selling, general and administrative; and depreciation and amortization expenses), which declined by 1.9 percentage points, from 86.1% in the second quarter of 2005 to 84.2% for the current year period.

These improvements have been largely driven by the continued increase in our revenues as a result of the successful execution of our pricing strategies. Revenue growth from yield on our base business was $127 million, or 3.9%, during the second quarter of 2006 as compared with $65 million, or 2.1%, in the second quarter of 2005. Our continued focus on cost control and fixing or eliminating lower margin businesses, as well as increases in higher margin disposal volumes, also contributed to our current quarter results. We continue to be encouraged by the strength of our pricing, cost control and fix-or-sell initiatives and remain confident that the resulting trends in our operating results will continue to benefit the Company throughout 2006.

Income from operations for the second quarter of 2006 was also favorably affected by a $21 million increase in the net benefit recognized from divestitures, asset impairments and unusual items as compared with the prior year period. This improvement is primarily due to the recognition of $40 million of net gains on divestitures, which were partially offset by a $13 million impairment charge for a business categorized as held-for-sale. The $6 million net benefit recognized during the second quarter of 2005 was primarily due to net gains on divestitures offset by the impairment of a landfill in our Eastern Group. We continue to make progress on our plan to divest under-performing and non-strategic operations, and expect gains and losses from divestitures to impact our operating results in future periods. As of June 30, 2006, we had either sold, or had entered into agreements to sell, assets representing approximately $240 million in annual revenue.

Our net income for the second quarter of 2006 has also been significantly affected by the following income tax driven items:

•	A reduction in income tax expense when excluding the effect of interest income of $128 million, or $0.23 per diluted share, as a result of the settlement of various federal and state tax audit matters;

•	The enactment of tax rate reductions in Canada, which resulted in the revaluation of our related deferred tax balances and the recognition of a $20 million tax benefit; and

•	A revision in estimates of our “Equity in net earnings (losses) of unconsolidated entities” and “Provision for (benefit from) income taxes” attributable to the two coal-based, synthetic fuel production facilities in which we have minority interests due to a change in the estimated phase-out of Section 45K credits and the temporary suspension of operations of the facilities in May 2006.

These items are discussed further in Note 5 to the Condensed Consolidated Financial Statements.

The improvement in our income from operations and the continued progress in our divestiture program also yielded a significant increase in our free cash flow during the current quarter. Free cash flow for the three and six-month periods ended June 30, 2006 and 2005 is summarized in the table below (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Net cash provided by operating activities	$557	$595	$1,120	$1,103
Capital expenditures	(296)	(308)	(467)	(493)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	137	27	155	124

Free cash flow	$398	$314	$808	$734

The decline in operating cash flows when comparing the three months ended June 30, 2006 with the comparable prior year period is the result of increases in cash payments for taxes and interest, which were partially offset by the positive cash flow impact of an increase in our income from operations. The decline in operating cash flows for the second quarter of 2006 was more than offset by a decrease in cash used for capital expenditures and the increase in proceeds from divestitures, resulting in an increase of over 25% in free cash flow for the three months ended June 30, 2006.

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

The number of common shares outstanding as of June 30, 2006 decreased almost 4% as compared with the prior year period as a result of our continued common stock repurchases. In June 2006, our Board of Directors approved an additional $350 million of share repurchases for 2006, increasing the maximum amount of capital to be allocated to our share repurchases and dividends for the current year to $1.55 billion.

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

Through December 31, 2005, as permitted by SFAS No. 123, we accounted for equity-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended (“APB No. 25”). Under APB No. 25, we recognized compensation expense based on an award’s intrinsic value. For stock options, which were the primary form of awards we granted through December 31, 2004, this meant that we recognized no compensation expense in connection with the grants, as the exercise price of the options was equal to the fair market value of our common stock on the date of grant and all other provisions were fixed. As discussed below, beginning in 2005, restricted stock units and performance share units have been the primary form of equity-based compensation awarded under our long-term incentive plans. For restricted stock units, intrinsic value is equal to the market value of our common stock on the date of grant. For performance share units, APB No. 25 required “variable accounting,” which resulted in the recognition of compensation expense based on the intrinsic value of each award at the end of each reporting period.

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

The following table presents compensation expense recognized in connection with restricted stock, restricted stock units and performance share units (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Compensation expense	$5	$5	$9	$11
Compensation expense, net of tax	$3	$3	$5	$7

As discussed above, our Board of Directors’ decisions related to equity-based compensation included the consideration of the expected impact of adopting SFAS No. 123(R) and resulted in their decision to accelerate the vesting of outstanding stock options and replace stock options with restricted stock units and performance share units. As a result of these changes, the adoption of SFAS No. 123(R) on January 1, 2006 did not significantly affect our accounting for equity-based compensation or net income for the six months ended June 30, 2006. We do not currently expect this change in accounting to significantly impact our future results of operations. However, we do expect equity-based compensation expense to increase over the next three to four years because of the incremental expense that will be recognized each year as our Board of Directors grants additional awards.

Reclassification of Segment Information — In the third quarter of 2005, we eliminated our Canadian Group office, and the management of our Canadian operations was allocated among our Eastern, Midwest and Western Groups. We have allocated the operating results of our Canadian operations to the Eastern, Midwest and Western Groups for the three and six months ended June 30, 2005 to provide financial information that consistently reflects our current approach to managing our operations. This reorganization also resulted in the centralization of certain Group office functions. The administrative costs associated with these functions were included in the measurement of income from operations for our reportable segments through August 2005, when the integration of these functions with our existing centralized processes was completed. Beginning in September 2005, these administrative costs have been included in the income from operations of our Corporate organization. The reallocation of these costs has not significantly affected the operating results of our reportable segments for the periods presented.

Reconsideration of a Variable Interest — During the third quarter of 2003, we issued a letter of credit to support the debt of a surety bonding company established by an unrelated third party to issue surety bonds to the waste industry and other industries. The letter of credit, which was valued at $28.6 million, served as a guarantee of the entity’s debt obligations. In 2003, we determined that our guarantee created a significant variable interest in a variable interest entity, and that we were the primary beneficiary of the variable interest entity under the provisions of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Accordingly, since the third quarter of 2003, this variable interest entity had been consolidated into our financial statements.

During 2006, the debt of this entity was refinanced. As a result of the refinancing, our guarantee arrangement was also renegotiated, reducing the value of our guarantee to $5 million as of June 30, 2006. We determined that the refinancing of the entity’s debt obligations and corresponding renegotiation of our guarantee represented significant changes in the entity that required reconsideration of the applicability of FIN 46. As a result of the reconsideration of our interest in this variable interest entity, we have concluded that we are no longer the primary beneficiary of this entity. Accordingly, in April 2006, we deconsolidated the surety bonding company. The deconsolidation of this entity did not materially impact our Condensed Consolidated Financial Statements for the periods presented.

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

Results of Operations

The following table presents, for the periods indicated, the period-to-period change in dollars (in millions) and percentages for the respective Condensed Consolidated Statement of Operations line items:

	Period-to-Period		Period-to-Period
	Change For the		Change For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006 and 2005		2006 and 2005

Operating revenues	$121	3.7%	$312	4.9%

Costs and expenses:
Operating	26	1.2	82	1.9
Selling, general and administrative	15	4.8	53	8.2
Depreciation and amortization	(1)	(0.3)	6	0.9
(Income) expense from divestitures, asset impairments and unusual items	(21)	*	—	—

	19	0.7	141	2.6

Income from operations	102	22.0	171	20.6

Other income (expense):
Interest income (expense), net	4	(3.3)	(13)	5.6
Equity in net earnings (losses) of unconsolidated entities	36	*	54	*
Minority interest	1	(9.1)	(1)	4.8
Other, net	(1)	*	—	—

	40	(25.3)	40	(13.2)

Income before income taxes	$142	46.6	$211	40.2

*	Percentage change is not meaningful.

The following table presents, for the periods indicated, the percentage relationship that the respective Condensed Consolidated Statement of Operations line items bear to operating revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating	64.5	66.1	64.8	66.7
Selling, general and administrative	9.6	9.5	10.4	10.2
Depreciation and amortization	10.1	10.5	10.1	10.5
(Income) expense from divestitures, asset impairments and unusual items	(0.8)	(0.2)	(0.4)	(0.5)

	83.4	85.9	84.9	86.9

Income from operations	16.6	14.1	15.1	13.1

Other income (expense):
Interest income (expense), net	(3.5)	(3.7)	(3.7)	(3.7)
Equity in net earnings (losses) of unconsolidated entities	0.3	(0.8)	—	(0.8)
Minority interest	(0.3)	(0.3)	(0.3)	(0.3)
Other, net	—	—	—	—

	(3.5)	(4.8)	(4.0)	(4.8)

Income before income taxes	13.1%	9.3%	11.1%	8.3%

Operating Revenues

Our operating revenues for the three and six months ended June 30, 2006 were $3.4 billion and $6.6 billion, respectively, compared with $3.3 billion and $6.3 billion for the three and six months ended June 30, 2005, respectively. We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Wheelabrator (which includes our waste-to-energy facilities and independent power production plants, or IPPs) and Recycling Groups. These six operating Groups are our reportable segments. Shown below (in millions) is the contribution to revenues during each period provided by our six operating Groups and our Other waste services:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Eastern	$997	$989	$1,903	$1,839
Midwest	813	789	1,533	1,485
Southern	954	888	1,889	1,749
Western	811	771	1,577	1,497
Wheelabrator	226	214	444	416
Recycling	187	211	381	416
Other	67	75	147	144
Intercompany	(645)	(648)	(1,235)	(1,219)

Total	$3,410	$3,289	$6,639	$6,327

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Collection	$2,251	$2,168	$4,410	$4,225
Landfill	834	791	1,584	1,467
Transfer	479	463	900	850
Wheelabrator	226	214	444	416
Recycling and other	265	301	536	588
Intercompany	(645)	(648)	(1,235)	(1,219)

Total	$3,410	$3,289	$6,639	$6,327

The following table provides details associated with the period-to-period change in revenues (in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period		Period-to-Period
	Change For the		Change For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006 and 2005		2006 and 2005

Average yield:
Base business	$127	3.9%	$245	3.9%
Commodity	(21)	(0.6)	(56)	(0.8)
Electricity (IPPs)	1	—	2	—
Fuel surcharge and mandated fees	46	1.4	89	1.4

Total	153	4.7	280	4.5
Volume	(37)	(1.1)	20	0.3

Internal growth	116	3.6	300	4.8
Acquisitions	13	0.4	34	0.5
Divestitures	(25)	(0.8)	(48)	(0.8)
Foreign currency translation	17	0.5	26	0.4

	$121	3.7%	$312	4.9%

Base Business — Revenue growth from yield on base business is the combined effects on our revenues from the pricing activities of our collection, transfer, disposal and waste-to-energy operations, exclusive of volume changes. Our revenue growth from base business yield includes not only price increases, but also includes (i) price decreases to retain customers; (ii) changes in average price from new and lost business; and (iii) certain average price changes related to the overall mix of services, which are due to both the types of services provided and the geographic locations where our services are provided. Our pricing excellence initiative continues to be the primary contributor to internal revenue growth. Base business yield provided revenue growth for each line of business during the three and six months ended June 30, 2006 when compared to the corresponding periods of the prior year.

When comparing the three and six months ended June 30, 2006 with the comparable prior year periods, the revenue growth from base business yield is primarily attributable to our collection operations, where we experienced substantial revenue growth in every geographic operating group. Our base business yield improvement resulted largely from our continued focus on pricing our business based on market-specific factors, including our costs. As discussed below, the significant collection revenue increase due to price has been partially offset by revenue declines from lower collection volumes. In assessing the impact of higher collection yield on our volumes, we continue to find that, in spite of collection volume declines, revenue growth from base business yield and a focus on controlling variable costs are providing notable margin and cash flow improvements.

In addition to the improvements in the collection line of business, we have experienced substantial yield contributions to revenues from our waste-to-energy facilities, transfer stations and on construction and demolition and municipal solid waste streams at our landfills throughout 2006. Revenue improvements at our waste-to-energy facilities were largely due to significant increases in the rates charged for electricity under our long-term contracts with electric utilities, which generally are indexed to natural gas prices. Base business yield improvements at our transfer stations and landfills are due to the improved pricing practices implemented as a result of our findings from our landfill pricing study during 2005.

Our environmental cost recovery fee increased revenues by $11 million and $18 million during the three and six months ended June 30, 2006, respectively, when compared with the same periods in 2005. Other fee programs targeted at recovering the costs we incur for items, such as the collection of past due balances, also contributed to yield improvement in the current year periods.

Commodity — Revenues attributable to recycling commodities declined in both the three and six months ended June 30, 2006 due to drops in the market prices for commodities we process. During the first six months of 2006, average prices for old corrugated cardboard dropped by 25%, from $85 per ton in 2005 to $64 per ton in 2006. Average prices for old newsprint were down by about 14%, from $87 per ton in the first six months of 2005 to $75 per ton in the first six months of 2006.

Fuel surcharge and mandated fees — When comparing revenues for the three and six months ended June 30, 2006 with those of the comparable prior year periods, fuel surcharges increased revenues by $46 million and $89 million, respectively. This is due to (i) an increase in market prices for fuel; (ii) an increase in the number of customers who participate in our fuel surcharge program; and (iii) the revision of our fuel surcharge program at the beginning of the third quarter of 2005 to incorporate the indirect fuel cost increases passed on to us by subcontracted haulers and vendors. During the three and six months ended June 30, 2006, increased operating costs due to higher diesel fuel prices, which are included within both Operating Expenses — Subcontractor Costs and Operating Expenses — Fuel, were recovered by our fuel surcharge program. There was not a significant change in revenues attributable to mandated fees during the three and six months ended June 30, 2006 when compared with same periods in 2005.

Volume — The year-over-year changes in volume-related revenues for both the three and six months ended June 30, 2006 have been driven by declines in our collection volumes offset by increased disposal volumes.

The $53 million and $69 million declines in volume-related revenues in our collection business for the three and six months ended June 30, 2006, respectively, are due primarily to our focus on improving the margins in this line of business through pricing. These volume-related revenue declines have been the most significant in our residential collection operations, with our Eastern and Southern Groups experiencing the most notable decreases. Our commercial and industrial collection operations have also experienced volume-related revenue declines throughout 2006, principally in the Eastern and Midwestern Groups. We continue to find that our pricing strategies, which focus on providing an acceptable return on our invested capital and shedding our less profitable customers, will result in lost volumes, but have seen that using this strategy we are able to improve our income and margins. These volume-related revenue declines have been partially offset by the additional volumes generated in 2006 because of the favorable weather conditions experienced during the first quarter.

For the six months ended June 30, 2006, increases in the revenue generated from our disposal volumes have more than offset the decline in revenue from collection volumes. We believe that the continued strength of the economy and favorable weather in many parts of the country during the first half of 2006 were the primary drivers of the higher disposal volumes, which were particularly strong in the Southern Group. The growth in revenues from our disposal-related volumes is particularly encouraging because it is well distributed across each waste stream.

Also contributing to the changes in our volume-related revenues for the three and six months ended June 30, 2006 were (i) an increase in volume-related revenues associated with continued hurricane related services; (ii) year-over-year declines in our transfer station and recycling volume-related revenues during the second quarter, which partially offset the increases in these revenue streams from the first quarter of 2006; and (iii) a decline in revenue due to the completion of the construction of an integrated waste facility on behalf of a municipality in Canada. The revenue generated by this construction project in 2005 was generally low margin and resulted in higher operating costs during the first half of 2005.

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

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months				Six Months
	Ended		Period to		Ended		Period to
	June 30,		Period		June 30,		Period
	2006	2005	Change		2006	2005	Change

Labor and related benefits	$628	$619	$9	1.5%	$1,240	$1,220	$20	1.6%
Transfer and disposal costs	327	334	(7)	(2.1)	626	629	(3)	(0.5)
Maintenance and repairs	287	283	4	1.4	579	565	14	2.5
Subcontractor costs	251	231	20	8.7	489	436	53	12.2
Cost of goods sold	142	168	(26)	(15.5)	282	325	(43)	(13.2)
Fuel	156	127	29	22.8	291	239	52	21.8
Disposal and franchise fees and taxes	164	166	(2)	(1.2)	316	314	2	0.6
Landfill operating costs	60	57	3	5.3	110	111	(1)	(0.9)
Risk management	76	79	(3)	(3.8)	152	154	(2)	(1.3)
Other	108	109	(1)	(0.9)	214	224	(10)	(4.5)

	$2,199	$2,173	$26	1.2%	$4,299	$4,217	$82	1.9%

As summarized in the table above, our operating expenses for the three and six months ended June 30, 2006 increased from the corresponding prior year periods. However, operating expenses as a percentage of revenue have improved in both current year periods when compared with the prior year. For the three months ended June 30, 2006, our operating expense margin improved 1.6 percentage points, from 66.1% in 2005 to 64.5% in 2006. For the year-to-date period, operating expenses as a percentage of revenue improved 1.9 percentage points, from 66.7% in

2005 to 64.8% in 2006. This improvement can be attributed to the fact that we experienced increased revenues while controlling our total operating costs. Our ability to maintain consistent operating costs demonstrates progress on our operational excellence initiatives such as improving productivity, reducing fleet maintenance costs, standardizing operating practices and improving safety. Our operating expenses continue to reflect our focus on identifying operational efficiencies that will translate into cost savings. The most significant factors affecting the change in operating expenses between the three and six months ended June 30, 2006 and the prior year periods are summarized below.

Subcontractor costs — The primary drivers of these cost increases were an increase in the fuel surcharges we are paying to third party subcontractors due to higher diesel fuel prices and volume-related cost increases. Subcontractor cost increases attributable to higher fuel costs were offset by the revenue generated from our fuel surcharge program, which is reflected as fuel price increases within Operating Revenues.

Cost of goods sold — This cost decrease is primarily attributable to a decline in market prices for the commodities processed by our Recycling Group. Changes in the market prices for commodities also affect our revenues, resulting in a corresponding decline in commodity related revenues. In addition, these costs have decreased year-over-year due to the completion of our construction of an integrated waste facility for a municipality in Canada, which caused a substantial increase in these costs during 2005.

Fuel — We experienced an average increase of $0.51 per gallon in the cost of fuel from the first half of 2005 to the first half of 2006, and this drove the fuel cost increase. However, this cost increase is offset by our fuel surcharges to customers, which are reflected as fuel price increases within our Operating Revenues section above.

Other — During the second quarter of 2006, we incurred security and travel expenses attributable to labor strikes, primarily related to a strike in the New York City area. Similar costs were incurred during the first quarter of 2005 for a labor strike in New Jersey resulting in an insignificant variance when comparing these costs on a year-to-date basis.

The increased costs incurred during the three months ended June 30, 2006 as a result of the strike were largely offset by gains recognized on the sale of assets and a decline in other operating expenses as a result of the deconsolidation of a variable interest entity in April 2006. These items were the primary drivers of the year-to-date decline in our other operating costs.

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

The following table summarizes the major components of our selling, general and administrative costs for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months				Six Months
	Ended		Period to		Ended		Period
	June 30,		Period		June 30,		to Period
	2006	2005	Change		2006	2005	Change

Labor and related benefits	$195	$189	$6	3.2%	$400	$390	$10	2.6%
Professional fees	39	38	1	2.6	78	74	4	5.4
Provision for bad debts	8	7	1	14.3	22	21	1	4.8
Other	86	79	7	8.9	196	158	38	24.1

	$328	$313	$15	4.8%	$696	$643	$53	8.2%

Our labor costs, professional fees and other general and administrative costs for the three and six months ended June 30, 2006 were increased by $4 million and $9 million, respectively, for non-capitalizable costs incurred to support the development of our revenue management system. Other significant changes in these costs are summarized below.

Labor and related benefits — The current year increases are primarily attributable to higher bonus expense due to the overall improvement in our performance on a year-over-year basis and higher salaries and hourly wages driven by annual merit increases. These increases were partially offset by savings associated with our July 2005 restructuring.

Other — We are currently undergoing an unclaimed property audit, which is being directed by several state authorities. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. During 2006, we have submitted unclaimed property filings with all states. As a result of our findings, we determined that we had unrecorded obligations associated with unclaimed property for escheatable items for various periods between 1980 and 2004. The increase in our year-to-date “Other” Selling, General and Administrative expenses includes a $19 million charge recognized during the first quarter of 2006 to record these unrecorded obligations. Refer to Note 9 of our Condensed Consolidated Financial Statements for additional information related to the nature of this charge.

The current year increases are also due to higher sales and marketing costs related to our national advertising campaign.

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

Depreciation and amortization expense for the three and six months ended June 30, 2006 was $345 million and $673 million, respectively, which is 10.1% of revenues for each period compared with $346 million and $667 million, or 10.5% of revenues, for the comparable prior year periods.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Asset impairments	$13	$35	$13	$37
Income from divestitures	(40)	(32)	(42)	(71)
Other	—	(9)	—	5

	$(27)	$(6)	$(29)	$(29)

The significant transactions and events resulting in asset impairments, income from divestitures and other financial statement impacts within “(Income) expense from divestitures, asset impairments and unusual items” in our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2006 and 2005 are discussed below.

Asset impairments — During the second quarter of 2006, we recorded a $13 million charge for operations we intend to sell as part of our divestiture program. The charge was required to reduce the carrying value of the operations to their estimated fair value less the cost to sell in accordance with the guidance provided by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for assets to be disposed of by sale.

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

Income from divestitures — We recognized $40 million and $42 million of gains on divestitures during the three and six months ended June 30, 2006, respectively, which is a direct result of the execution of our plan to review under-performing or non-strategic operations and to either improve their performance or dispose of the operations. The majority of these gains relate to operations located in our Western Group. Total proceeds from divestitures completed during the six months ended June 30, 2006 were $124 million, all of which were received in cash.

During the three months ended June 30, 2005, we recognized $32 million in gains as a result of the divestiture of certain operations in our Western and Southern Groups. In addition, in the first quarter of 2005, we recognized a $39 million gain as a result of the divestiture of a landfill in Ontario, Canada, which was required pursuant to a Divestiture Order by the Canadian Competition Bureau, resulting in a total of $71 million of gains on divestitures for the six months ended June 30, 2005. Total proceeds from divestitures completed during the six months ended June 30, 2005 were $144 million, of which $112 million was received in cash, $23 million was in the form of a note receivable and $9 million was in the form of non-monetary assets.

We do not believe that these divestitures are material either individually or in the aggregate and we do not expect these divestitures to materially affect our consolidated financial position or future results of operations or cash flows.

Other — In the first quarter of 2005, we recognized a charge of approximately $16 million for the impact of a litigation settlement reached with a group of stockholders that opted not to participate in the settlement of the securities class action lawsuit against us related to 1998 and 1999 activity. This charge was partially offset by the recognition of a $9 million benefit recorded during the three months ended June 30, 2005 for adjustments to our estimated obligations and receivables for non-solid waste operations divested in 1999 and 2000.

Income From Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three and six months ended June 30, 2006 and 2005 and provides explanations of significant factors contributing to the identified variances (in millions):

	Three Months				Six Months
	Ended		Period to		Ended		Period to
	June 30,		Period		June 30,		Period
	2006	2005	Change		2006	2005	Change

Eastern	$120	$74	$46	62.2%	$218	$139	$79	56.8%
Midwest	129	109	20	18.3	231	193	38	19.7
Southern	200	186	14	7.5	407	355	52	14.6
Western	173	130	43	33.1	281	228	53	23.2
Wheelabrator	77	69	8	11.6	136	124	12	9.7
Recycling	9	6	3	50.0	16	8	8	*
Other	(21)	(7)	(14)	*	(13)	19	(32)	*

Total	687	567	120	21.2	1,276	1,066	210	19.7
Corporate and other	(122)	(104)	(18)	17.3	(276)	(237)	(39)	16.5

Total	$565	$463	$102	22.0%	$1,000	$829	$171	20.6%

*	Percentage change is not meaningful

The second quarter and year-to-date 2006 operating income improvement as compared with prior year for our Eastern, Midwest, Southern, and Western Groups was primarily due to the favorable effect of revenue growth provided by base business yield improvement, which is the result of our continued focus on pricing. Base business yield has provided revenue growth for each line of business in 2006, but has been driven primarily by our collection operations, where we experienced substantial revenue growth in every geographic operating group. In addition to the significant increases in our collection revenues due to price, the operating results of the Groups have also benefited from our focus on cost control and increases in our higher margin disposal volumes. These improvements have been partially offset by declines in our volume-related revenues in the collection line of business. In assessing the impact of higher collection yield on our volumes, we continue to find that, in spite of volume declines, revenue growth from base business yield and a focus on controlling variable costs are providing notable margin and cash flow improvements (See additional discussion in the Operating Revenues section above).

Other significant items affecting the operating segments’ results of operations for the three and six months ended June 30, 2006 as compared with 2005 have been summarized below:

Eastern — The increases in operating income for the quarter and year-to-date periods when compared with 2005 are partially due to the recognition of a $35 million impairment of the Pottstown landfill recognized during the second quarter of 2005. In addition, the operating results of our Eastern Group for 2005 and 2006 have been affected by costs incurred for labor strikes. In the second quarter of 2006, we incurred $10 million of costs related primarily to a strike in the New York City area. Similar costs were incurred during the first quarter of 2005 for a labor strike in New Jersey.

Southern — In 2005, we recognized $12 million in gains on the divestiture of certain operations in Georgia and North Carolina.

Western — Gains on divestitures of operations totaling $42 million were recognized in the second quarter of 2006 as compared with $20 million in divestiture gains recognized during the second quarter of 2005. The increase in gains on divestitures provided a $22 million favorable variance in this Group’s operating income for the three and six months ended June 30, 2006.

Other — The decrease in income from operations for the six months ended June 30, 2006 is primarily due to the recognition of a $39 million gain during the first quarter of 2005 resulting from the divestiture of one of our landfills in Ontario, Canada. Because this landfill had been divested at the time of our 2005 reorganization, historical financial information associated with its operations were not allocated to our remaining reportable segments. Accordingly, these impacts have been included in Other.

During the second quarter of 2006, we recognized a $13 million impairment charge for operations we intend to sell as part of our divestiture program. The charge was recorded to reduce the carrying value of the operations to their estimated fair value less the expected cost to sell. Impairments resulting from our accounting for assets-held-for-sale are not generally reflected within the operating results of the related Group in the initial period of the assessment due to the timing of our processes associated with this analysis. Note that certain other quarter-end adjustments related to the reportable segments are recorded in consolidation and, due to timing, are not included in the measure of segment income from operations used to assess their performance for the periods disclosed. These items also significantly contributed to the year-over-year comparison of Other income from operations.

Corporate and other — The higher expenses in the six months ended June 30, 2006 as compared with the prior year period were primarily driven by (i) a $19 million charge recorded in the first quarter 2006 to recognize unrecorded obligations associated with unclaimed property, which is discussed in the Selling, General and Administrative section above; (ii) higher consulting fees and sales commissions primarily related to our pricing initiatives; (iii) an increase in our marketing costs due to our national advertising campaign; and (iv) the centralization of support functions that were provided by our Group offices prior to our 2005 reorganization. When comparing the costs incurred in 2006 with those of the prior year, the year-over-year impact of the cost increases discussed above have been partially offset by a $16 million charge recognized in the first quarter of 2005 for a legal settlement reached in February 2005.

Other Components of Net Income

The following table summarizes the other major components of our net income for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months				Six Months
	Ended		Period to		Ended		Period to
	June 30,		Period		June 30,		Period
	2006	2005	Change		2006	2005	Change

Interest income (expense), net	$(118)	$(122)	$4	(3.3)%	$(245)	$(232)	$(13)	5.6%
Equity in net earnings (losses) of unconsolidated entities	10	(26)	36	*	2	(52)	54	*
Minority interest	(10)	(11)	1	(9.1)	(22)	(21)	(1)	4.8
Other, net	—	1	(1)	*	1	1	—	—
Provision for (benefit from) income taxes	30	(222)	252	*	133	(152)	285	*

*	Percentage change is not meaningful.

Interest income (expense), net — The $4 million decrease in net interest expense during the three months ended June 30, 2006 is a result of a $14 million increase in interest income offset in part by a $10 million increase in interest expense. The $13 million increase in net interest expense during the six months ended June 30, 2006 is a result of a $30 million increase in interest expense offset in part by a $17 million increase in interest income. The increase in interest income is due to (i) an increase in our available cash, which resulted in an increase in our investments in variable rate demand notes and auction rate securities and (ii) the realization of interest income as a result of tax audit settlements. The increase in interest expense is generally attributable to higher market interest rates, which impact the interest expense associated with the variable portion of our debt obligations. As of June 30, 2006, interest expense on 35% of our total debt is driven by variability in market interest rates.

Equity in net earnings (losses) of unconsolidated entities — In 2004, we acquired an equity interest in two coal-based, synthetic fuel production facilities. The activities of these facilities drive our “Equity in net earnings

(losses) of unconsolidated entities.” We recognized income of $9 million during the three months ended June 30, 2006 and a loss of $1 million during the six months ended June 30, 2006 due to the activities of these facilities. Our equity in the losses of these facilities was $27 million and $55 million for the three and six months ended June 30, 2005, respectively. The significant change in the impact of these facilities in 2006 as compared with the comparable prior year periods is attributable to the estimated effect of a 78% phase out of Section 45K (formerly Section 29) credits generated during 2006 on our contractual obligations associated with funding the facilities’ losses. As discussed in Note 5 to the Condensed Consolidated Financial Statements, if, for any reason, the tax credits generated by the facilities cease to be allowable under Section 45K of the Internal Revenue Code, we could cease making payments in the period that determination is made and not incur equity losses in future periods. In addition, the facilities suspended operations in May 2006, further reducing our obligations associated with funding the facilities’ losses. For the three and six months ended June 30, 2006, our “Equity in net earnings (losses) of unconsolidated entities” includes (i) the recognition of expense for contractual obligations associated with the facilities’ operations during 2006, which was more than offset by (ii) a cumulative adjustment necessary to appropriately reflect our life-to-date obligations to fund the costs of operating the facilities and the value of our investment. The impact of these facilities on our provision for taxes is discussed below within Provision for (benefit from) income taxes.

Provision for (benefit from) income taxes — When excluding the effect of interest income, the settlement of various federal and state tax audit matters during the quarter resulted in a reduction in our provision for income taxes of $128 million for the three months ended June 30, 2006, representing a 28.7 percentage point reduction in our effective tax rate, and $134 million for the six months ended June 30, 2006, representing a 18.2 percentage point reduction in our effective tax rate. The settlement of several tax audits resulted in a reduction in income tax expense of $345 million for the three months ended June 30, 2005 and $347 million for the six months ended June 30, 2005. These tax audit settlements resulted in a 113.5 percentage point reduction in our effective tax rate for the three months ended June 30, 2005 and a 66.1 percentage point reduction in our effective tax rate for the six months ended June 30, 2005.

Our effective tax rate for the three and six months ended June 30, 2006 has also benefited from tax rate reductions in Canada and the resulting revaluation of our related deferred tax balances.

The impact of non-conventional fuel tax credits is derived from methane gas projects at our landfills and our investments in two coal-based, synthetic fuel production facilities, which are discussed in the Equity in net earnings (losses) of unconsolidated entities section above. These tax credits are available through 2007 pursuant to Section 45K of the Internal Revenue Code, and are phased out if the price of oil exceeds a threshold annual average price determined by the IRS. Our effective tax rate for the first six months of 2006 reflects our current expectations for the phase out of 78% of Section 45K tax credits generated during 2006. We have developed our current expectations for the phase out of Section 45K credits using market information for current and forward-looking oil prices as of June 30, 2006. Accordingly, our current estimated effective tax rate could be materially different than our actual 2006 effective tax rate if our current expectations for oil prices for the year are inconsistent with actual results. Our synthetic fuel production facility investments resulted in an increase in our tax provision of $3 million for the three months ended June 30, 2006 and a decrease in our tax provision of $9 million for the six months ended June 30, 2006. These investments decreased our tax provision by $38 million and $67 million for the three and six months ended June 30, 2005, respectively. Refer to Note 5 of our Condensed Consolidated Financial Statements for additional information regarding the impact of these investments on our provision for taxes.

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

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (i) the construction and expansion of our landfills; (ii) additions to and maintenance of our trucking fleet; (iii) refurbishments and improvements at waste-to-energy and materials recovery facilities; (iv) the container and equipment needs of our operations; and (v) capping, closure and post-closure activities at our landfills. We are also committed to providing our shareholders with a return on their investment through our capital allocation program that provides for up to $1.2 billion in aggregate dividend payments and share repurchases each year during 2005, 2006 and 2007. In June 2006, our Board of Directors approved an additional $350 million of share repurchases for 2006, increasing the maximum amount of capital to be allocated to our share repurchases and dividends for the current year to $1.55 billion. We also continue to invest in acquisitions that we believe will be accretive and provide continued growth in our core business.

Summary of Cash, Short-Term Investments, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash, restricted trust and escrow accounts and debt balances as of June 30, 2006 and December 31, 2005 (in millions):

	June 30,	December 31,
	2006	2005

Cash and cash equivalents	$569	$666
Short-term investments available for use	513	300

Total cash, cash equivalents and short-term investments available for use	$1,082	$966

Restricted trust and escrow accounts:
Tax-exempt bond funds	$131	$185
Closure, post-closure and remediation funds	205	199
Debt service funds	59	58
Other	18	18

Total restricted trust and escrow accounts	$413	$460

Debt:
Current portion	$863	$522
Long-term portion	7,737	8,165

Total debt	$8,600	$8,687

(Decrease) increase in carrying value of debt due to hedge accounting for interest rate swaps	$(20)	$47

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

Debt —

Revolving credit and letter of credit facilities — The table below summarizes the credit capacity, maturity and outstanding letters of credit under our revolving credit facility, principal letter of credit facilities and other credit arrangements as of June 30, 2006 (in millions):

			Outstanding
	Total Credit		Letters of
Facility	Capacity	Maturity	Credit

Five-year revolving credit facility(a)	$2,400	October 2009	$1,448
Five-year letter of credit and term loan agreement(b)	15	June 2008	15
Five-year letter of credit facility(b)	350	December 2008	350
Seven-year letter of credit and term loan agreement(b)	175	June 2010	175
Ten-year letter of credit and term loan agreement(b)	105	June 2013	104
Other(c)	—	Various	79

Total	$3,045		$2,171

a)	This facility provides us with credit capacity that could be used for either cash borrowings or letters of credit. At June 30, 2006, no borrowings were outstanding under the facility, and we had unused and available credit capacity of $952 million.

b)	These facilities have been established to provide us with letter of credit capacity. In the event of an unreimbursed draw on a letter of credit, the amount of the draw paid by the letter of credit provider generally converts into a term loan for the remaining term under the respective agreement or facility. Through June 30, 2006 we had not experienced any unreimbursed draws on our letters of credit.

c)	We have letters of credit outstanding under various arrangements that do not provide for a committed capacity. Accordingly, the total credit capacity of these arrangements has been noted as zero.

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

Canadian Credit Facility — In November 2005, Waste Management of Canada Corporation, one of our wholly-owned subsidiaries, entered into a three-year credit facility agreement. The agreement was entered into to facilitate WMI’s repatriation of accumulated earnings and capital from its Canadian subsidiaries. As of June 30, 2006, we had $349 million of principal ($343 million net of discount) outstanding under this credit facility agreement. The advances have a weighted average effective interest rate of 4.5% and mature either three months or twelve months from the date of issuance. While we may elect to renew portions of our outstanding advances under the terms of the facility, we currently expect to repay our borrowings under the facility within one year with available cash. Accordingly, these borrowings are classified as current in our June 30, 2006 Condensed Consolidated Balance Sheet.

Senior notes — As of June 30, 2006, we had $5.1 billion of outstanding senior notes. The notes have various maturities, ranging from October 2006 to May 2032, and interest rates ranging from 5.00% to 8.75%. We have $300 million of 7.0% senior notes that mature in October 2006 that we currently expect to repay with available cash.

Tax-exempt bonds — We actively issue tax-exempt bonds as a means of accessing low-cost financing for capital expenditures. As of June 30, 2006, we had $2.3 billion of outstanding tax-exempt bonds, of which $30 million were issued during the three months ended June 30, 2006. The proceeds from the issuance of tax-exempt bonds are deposited directly into a trust fund. Accordingly, the restricted funds provided by these financing activities are not included in “New borrowings” in our Consolidated Statements of Cash Flows. These funds may only be used for the specific purpose for which the money is raised, which is generally the construction of collection and disposal facilities and for the equipment necessary to provide waste management services. As we spend monies on the specific projects being financed, we are able to requisition cash from the trust funds. As discussed in the restricted trusts and escrow accounts section above, we have $131 million held in trust for future spending as of June 30, 2006. During the six months ended June 30, 2006, we received $88 million from these funds for approved capital expenditures.

As of June 30, 2006, $613 million of our tax-exempt bonds are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit that were issued primarily under our $2.4 billion, five-year revolving credit facility that guarantee repayment of the bonds in the event the bonds are put to us. Accordingly, these obligations have been classified as long-term in our June 30, 2006 Condensed Consolidated Balance Sheet.

Additionally, we have $87 million of fixed rate tax-exempt bonds subject to repricing within the next twelve months, which is prior to their scheduled maturities. If the re-offering of the bonds is unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit supported by our long-term facilities that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation. However, these bonds have been classified as long-term in our Condensed Consolidated Balance Sheet as of June 30, 2006. The classification of these obligations as long-term was based upon our intent to refinance the borrowings with other long-term financings in the event of a failed re-offering and our ability, in the event other sources of long-term financing are not available, to use our five-year revolving credit facility.

Tax-exempt project bonds — As of June 30, 2006, we had $403 million of outstanding tax-exempt project bonds. These debt instruments are primarily used by our Wheelabrator Group to finance the development of waste-to-energy facilities. The bonds generally require periodic principal installment payments. As of June 30, 2006, $46 million of these bonds are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. Repayment of these bonds has been guaranteed with letters of credit issued under our five-year revolving credit facility. Accordingly, these variable rate obligations have been classified as long-term in our June 30, 2006 Condensed Consolidated Balance Sheet. Approximately $51 million of our tax-exempt project bonds will be repaid with available cash within the next twelve months and have been classified as current in our June 30, 2006 Condensed Consolidated Balance Sheet.

Capital leases and other debt — As of June 30, 2006, we had $447 million of other miscellaneous debt obligations. These debt balances include (i) capital leases and other obligations incurred in the normal course of our business, (ii) obligations of consolidated variable interest entities, and (iii) our remaining obligation associated with our initial investments in the synthetic fuel facilities discussed in the Provision for(benefit from) income taxes section above.

Interest rate swaps — We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of June 30, 2006, the interest payments on $2.35 billion of our fixed rate debt have been swapped to variable rates, allowing us to maintain 65% of our debt at fixed interest rates and 35% at variable interest rates. Fair value hedge accounting for interest rate swap contracts decreased the carrying value of debt instruments by $20 million at June 30, 2006 and increased the carrying value of debt instruments by $47 million as of December 31, 2005. Interest rate swap agreements had no net impact on interest expense for the three months ended June 30, 2006 and reduced net interest expense by $3 million for the six months ended June 30, 2006, respectively. Net interest expense was reduced by $10 million and $26 million for the three and six months ended June 30, 2005, respectively. The continued decline in the benefit recognized as a result of our interest rate swap agreements is largely attributable to the increase in short-term market interest rates. Our periodic interest obligations under our interest rate swap agreements are based on a spread from the three-month LIBOR, which has increased from 3.5% at June 30, 2005 to 5.5% at June 30, 2006.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six months ended June 30, 2006 and 2005 (in millions):

	Six Months Ended
	June 30,
	2006	2005

Net cash provided by operating activities	$1,120	$1,103

Net cash used in investing activities	$(499)	$(293)

Net cash used in financing activities	$(718)	$(754)

Net Cash Provided by Operating Activities — Our operating cash flows continue to provide us with a significant source of liquidity for our capital expenditures, dividends and share repurchases. In general, the growth in our current period operating cash flow can be attributed to the increase in our operating income, partially offset by an increase in cash paid for income taxes.

The comparability of our operating cash flows for the periods presented is also affected by our adoption of SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) requires reductions in income taxes payable attributable to excess tax benefits associated with equity-based compensation to be included in cash flows from financing activities, which are discussed below. Prior to adopting SFAS No. 123(R), our excess tax benefits associated with equity-based compensation were included within cash flows from operating activities as a change in “Accounts payable and accrued liabilities.” During the first half of 2005, these excess tax benefits improved our operating cash flows by approximately $8 million.

The significant changes in accounts payable and accrued liabilities in both periods, which are reflected as uses of cash within the operating section of the Statements of Cash Flows, are largely related to the tax benefits we recognized due to the settlement of several tax audits. While these tax benefits positively affected our net income for each period, they had an insignificant impact on our operating cash flows for the six months ended June 30, 2005 and 2006.

Net Cash Used in Investing Activities — The increase in net cash used in investing activities is primarily due to an increase in net cash outflows associated with purchases and sales of short-term investments and a decline in funds received from restricted trust and escrow accounts. The impact of these changes was partially offset by declines in acquisition spending and capital expenditures and an increase in proceeds from divestitures of business and other sales of assets.

In the first half of 2006, net purchases of short-term investments resulted in cash outflows of $208 million, compared with net outflows of $23 million in the first half of 2005. The increase in our investment activity is principally due to an increase in available cash.

Funds received from our restricted trust and escrow accounts, which are largely generated from the issuance of tax-exempt bonds for our capital needs, contributed $88 million to our capital expenditure activities during the first half of 2006 compared with $207 million in the first half of 2005. Due to a decline in new tax-exempt borrowings, we expect this trend to continue throughout 2006.

Our spending on acquisitions decreased from $91 million in the first half of 2005 to $27 million during the six months ended June 30, 2006. As we make progress on our divestiture program, we plan to increase our focus on accretive acquisitions and other investments that will contribute to improved future results of operations and enhance and expand our existing service offerings.

Proceeds from divestitures and other sales of assets increased $31 million. In the first half of 2006, we received proceeds of $155 million, primarily as a result of the execution of our plan to divest of certain under-performing and non-strategic operations. We expect proceeds from divestitures and other asset sales to continue to make significant contributions to our cash flows in the second half of 2006. In the first half of 2005, divestitures and other sales of assets contributed $124 million, and were primarily attributable to the sale of one of our landfills in Ontario, Canada as required by a Divestiture Order from the Canadian Competition Tribunal.

We used $467 million during the six months ended June 30, 2006 for capital expenditures, compared with $493 million during the comparable prior year period.

Net Cash Used in Financing Activities — The significant contributors to the net decrease in financing cash outflows are a reduction in net debt repayments and an increase in cash generated from the exercise of stock options, partially offset by an increase in cash paid for common stock repurchases and dividend payments.

In the first half of 2006, net debt repayments were $53 million as compared with $226 million during the first half of 2005, a decline of $173 million. The decline can be attributed primarily to 2005 debt repayments of $103 million of senior notes, $67 million of short-term borrowings related to our operations in Canada and $35 million of convertible subordinated debt. We have repaid approximately $19 million of the advances outstanding under our Canadian credit facility during the first six months of 2006, which partially offset the decline in net debt repayments from the prior year.

The exercise of common stock options and warrants and the related excess tax benefits generated a total of $233 million of financing cash inflows during the six months ended June 30, 2006, an increase of $182 million from the comparable prior year period. The significant increase in stock option and warrant exercises in the first half of 2006 is due to the substantial increase in the market value of our common stock during 2006. The accelerated vesting of all outstanding stock options in December 2005 also increased the cash proceeds from stock option exercises because the acceleration made additional options available for exercise. As discussed above, the adoption of SFAS No. 123(R) on January 1, 2006 resulted in the classification of tax savings provided by equity-based compensation as a financing cash inflow rather than an operating cash inflow beginning in the first quarter of 2006. This change in accounting increased cash flows from financing activities by $31 million for the six months ended June 30, 2006.

Our 2005 and 2006 share repurchases and dividend payments have been made in accordance with a three-year capital allocation program that was approved by our Board of Directors. This capital allocations program authorizes up to $1.2 billion of combined share repurchases and dividend payments each year during 2005, 2006 and 2007. In June of 2006, the Board of Directors authorized an additional $350 million of share repurchases in 2006, increasing the total of capital authorized for share repurchases and dividends in 2006 to $1.55 billion.

During the six months ended June 30, 2006, we repurchased approximately 18.8 million shares of our common stock for $639 million under our capital allocation program through an accelerated share repurchase transaction and open market purchases. Approximately $12 million of the open market share repurchases in the first half of 2006 were settled in cash in July 2006. During the first six months of 2005, we repurchased 9.9 million shares of our common stock for $290 million, of which $12 million was settled in cash in July 2005.

We paid an aggregate of $240 million in cash dividends during the first half of 2006 compared with an aggregate of $228 million in the comparable prior year period. The increase in dividend payments is due to a 10% increase in our per share dividend payment, which increased from a quarterly per share dividend of $0.20 in 2005 to a quarterly per share dividend of $0.22 in 2006. The impact of the year-over-year increase in the per share dividend has been partially offset by a reduction in the number of our outstanding shares as a result of our share repurchase program.

Share repurchases and dividend payments during the remainder of the year will be made within our capital allocation program at the discretion of our Board of Directors and management, and will depend on various factors, including our net earnings, the cash generated from our divestiture program, our financial condition and projected cash requirements.

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 9 to the Condensed Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2006 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

In October 2004, the Company announced that its Board of Directors approved a capital allocation program that included the authorization of up to $1.2 billion of stock repurchases and dividend payments annually for each of 2005, 2006 and 2007. All of the common stock repurchases made in 2006 have been pursuant to that program. In June 2006, our Board of Directors approved an additional $350 million of share repurchases for 2006, increasing the amount of capital authorized for our share repurchases and dividends for the current year to $1.55 billion. The following table summarizes our second quarter 2006 share repurchase activity:

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

April 1 - 30	2,099,800	$36.26	2,099,800	$497 Million
May 1 - 31	2,370,500	$36.97	2,370,500	$409 Million
June 1 - 30	2,467,930	$35.59	2,467,930	$671 Million

Total	6,938,230	$36.26	6,938,230

a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

b)	For each period presented, the maximum dollar value of shares that may yet be purchased under the program has been provided as of the end of each respective period. This disclosure is required by the SEC; these amounts are not necessarily an indication of the amount we intend to repurchase during the remainder of the year. During the six months ended June 30, 2006, we paid $240 million in cash dividends under the capital allocation program. The maximum dollar value of shares that may be purchased under the program included in the table above includes the effect of these dividend payments as if all payments had been made at the beginning of the earliest period presented. However, this amount does not include the impact of dividend payments we expect to make throughout the remainder of 2006 as a result of future dividend declarations.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our 2006 Annual Meeting of Stockholders on May 5, 2006 in Houston, Texas. A total of 478,700,102 shares of common stock, which is approximately 88% of the common stock outstanding at that time, were represented either in person or by proxy. The following information summarizes the matters submitted for a vote at the 2006 Annual Meeting of Stockholders and the associated results.

     The eight directors listed below were elected until their successors are duly elected and qualified:

Director	For	Withheld

Pastora San Juan Cafferty	472,348,998	6,351,105
Frank M. Clark, Jr.	473,894,242	4,805,862
Thomas I. Morgan	473,462,367	5,237,737
John C. Pope	455,918,761	22,781,342
W. Robert Reum	473,894,818	4,805,285
Steven G. Rothmeier	471,097,607	7,602,497
David P. Steiner	473,873,080	4,827,024
Thomas H. Weidemeyer	473,872,986	4,827,118

The appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm was ratified:

For	Against	Abstain

474,692,176	1,232,692	2,775,234

A majority of shares voted were voted for an amendment to increase the number of shares available for issuance under the Company’s 1997 Employee Stock Purchase Plan:

For	Against	Abstain

416,797,314	7,160,157	3,158,956

A majority of shares voted were voted for a stockholder proposal that requests that our Board of Directors change our method of electing directors from plurality voting to majority voting:

For	Against	Abstain

283,700,343	136,690,958	6,723,650

Item 6.	Exhibits.

Exhibit
No.		Description

3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K dated June 29, 2006)
10.1	—	Employment Agreement of Mark A. Weidman (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 11, 2006)
12	—	Computation of Ratio of Earnings to Fixed Charges
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste Management, Inc.

By:	/s/ Robert G. Simpson
Robert G. Simpson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Waste Management, Inc.

By:	/s/ Greg A. Robertson
Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: July 28, 2006

Exhibit Index

Exhibit
No.		Description

3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K dated June 29, 2006)
10.1	—	Employment Agreement of Mark A. Weidman (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 11, 2006)
12	—	Computation of Ratio of Earnings to Fixed Charges
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer