Form 10-Q
period 2006-09-30
WASTE MANAGEMENT INC
filed 2006-10-25
CIK 823768

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 23, 2006 was 535,012,925 (excluding treasury shares of 95,269,536).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$746	$666
Accounts receivable, net of allowance for doubtful accounts of $58 and $61, respectively	1,739	1,757
Other receivables	224	247
Parts and supplies	98	99
Deferred income taxes	89	94
Other assets	704	588

Total current assets	3,600	3,451
Property and equipment, net of accumulated depreciation and amortization of $11,905 and $11,287, respectively	10,985	11,221
Goodwill	5,312	5,364
Other intangible assets, net	127	150
Other assets	895	949

Total assets	$20,919	$21,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$605	$719
Accrued liabilities	1,448	1,533
Deferred revenues	443	483
Current portion of long-term debt	862	522

Total current liabilities	3,358	3,257
Long-term debt, less current portion	7,780	8,165
Deferred income taxes	1,373	1,364
Landfill and environmental remediation liabilities	1,218	1,180
Other liabilities	742	767

Total liabilities	14,471	14,733

Minority interest in subsidiaries and variable interest entities	288	281

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,501	4,486
Retained earnings	4,282	3,615
Accumulated other comprehensive income	154	126
Restricted stock unearned compensation	—	(2)
Treasury stock at cost, 95,817,415 and 78,029,452 shares, respectively	(2,783)	(2,110)

Total stockholders’ equity	6,160	6,121

Total liabilities and stockholders’ equity	$20,919	$21,135

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenues	$3,441	$3,375	$10,080	$9,702

Costs and expenses:
Operating	2,181	2,202	6,480	6,419
Selling, general and administrative	344	309	1,040	952
Depreciation and amortization	340	369	1,013	1,036
Restructuring	—	27	—	27
(Income) expense from divestitures, asset impairments and unusual items	19	86	(10)	57

	2,884	2,993	8,523	8,491

Income from operations	557	382	1,557	1,211

Other income (expense):
Interest expense	(138)	(125)	(412)	(369)
Interest income	24	8	53	20
Equity in net losses of unconsolidated entities	(20)	(27)	(18)	(79)
Minority interest	(11)	(12)	(33)	(33)
Other, net	1	—	2	1

	(144)	(156)	(408)	(460)

Income before income taxes	413	226	1,149	751
Provision for (benefit from) income taxes	113	11	246	(141)

Net income	$300	$215	$903	$892

Basic earnings per common share	$0.56	$0.39	$1.66	$1.58

Diluted earnings per common share	$0.55	$0.38	$1.65	$1.57

Cash dividends declared per common share (1st quarter 2006 dividend of $0.22 per share declared in December 2005, paid in March 2006)	$0.22	$0.20	$0.44	$0.60

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net income	$903	$892
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	33	34
Depreciation and amortization	1,013	1,036
Deferred income tax provision (benefit)	(46)	(19)
Minority interest	33	33
Equity in net losses of unconsolidated entities, net of distributions	34	55
Net gain on disposal of assets	(16)	(12)
Effect of (income) expense from divestitures, asset impairments and unusual items	(10)	57
Excess tax benefits associated with equity-based compensation	(34)	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(62)	(57)
Other current assets	(13)	(36)
Other assets	(5)	(14)
Accounts payable and accrued liabilities	25	(250)
Deferred revenues and other liabilities	10	7

Net cash provided by operating activities	1,865	1,726

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(32)	(130)
Capital expenditures	(824)	(765)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	198	158
Purchases of short-term investments	(2,381)	(604)
Proceeds from sales of short-term investments	2,355	434
Net receipts from restricted trust and escrow accounts	156	295
Other, net	(41)	(26)

Net cash used in investing activities	(569)	(638)

Cash flows from financing activities:
New borrowings	118	25
Debt repayments	(236)	(285)
Common stock repurchases	(934)	(573)
Cash dividends	(358)	(339)
Exercise of common stock options and warrants	219	68
Excess tax benefits associated with equity-based compensation	34	—
Minority interest distributions paid	(11)	(13)
Other, net	(48)	(98)

Net cash used in financing activities	(1,216)	(1,215)

Effect of exchange rate changes on cash and cash equivalents	—	3

Increase (decrease) in cash and cash equivalents	80	(124)
Cash and cash equivalents at beginning of period	666	424

Cash and cash equivalents at end of period	$746	$300

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated	Restricted
			Additional		Other	Stock
	Common Stock		Paid-In	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Shares	Amount

Balance, December 31, 2004	630,282	$6	$4,481	$3,004	$69	$(4)	(60,070)	$(1,585)
Net income	—	—	—	1,182	—	—	—	—
Cash dividends paid	—	—	—	(449)	—	—	—	—
Cash dividends declared, but not paid	—	—	—	(122)	—	—	—	—
Common stock issued upon exercise of stock options and warrants and grants of restricted stock, including tax benefit of $17	—	—	(11)	—	—	—	6,112	164
Earned compensation related to restricted stock	—	—	—	—	—	2	—	—
Common stock repurchases	—	—	—	—	—	—	(24,727)	(706)
Unrealized gain resulting from changes in fair value of derivative instruments, net of taxes of $11	—	—	—	—	16	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $4	—	—	—	—	6	—	—	—
Unrealized gains on marketable securities, net of taxes of $1	—	—	—	—	2	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	33	—	—	—
Other	—	—	16	—	—	—	656	17

Balance, December 31, 2005	630,282	$6	$4,486	$3,615	$126	$(2)	(78,029)	$(2,110)
Net income	—	—	—	903	—	—	—	—
Cash dividends paid	—	—	—	(237)	—	—	—	—
Cash dividends adjustment	—	—	—	1	—	—	—	—
Common stock issued upon exercise of stock options and warrants, including tax benefit of $33	—	—	3	—	—	—	8,841	245
Common stock repurchases	—	—	—	—	—	—	(27,425)	(940)
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $1	—	—	—	—	(2)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $2	—	—	—	—	3	—	—	—
Unrealized gains on marketable securities, net of taxes of $1	—	—	—	—	3	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	24	—	—	—
Other	—	—	12	—	—	2	796	22

Balance, September 30, 2006	630,282	$6	$4,501	$4,282	$154	$—	(95,817)	$(2,783)

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

The Condensed Consolidated Financial Statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition of assets, liabilities, stockholders’ equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available, or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Accounting Change — On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment (“SFAS No. 123(R)”), which requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant. We adopted SFAS No. 123(R) using the modified prospective method, which results in (i) the recognition of compensation expense using the provisions of SFAS No. 123(R) for all share-based awards granted or modified after December 31, 2005 and (ii) the recognition of compensation expense using the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) for all unvested awards outstanding at the date of adoption. Under this transition method, the results of operations of prior periods have not been restated. Accordingly, we will continue to provide pro forma financial information for periods prior to January 1, 2006 to illustrate the effect on net income and earnings per share of applying the fair value recognition provisions of SFAS No. 123.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The most significant difference between the fair value approaches prescribed by SFAS No. 123 and SFAS No. 123(R) and the intrinsic value method prescribed by APB No. 25 relates to the recognition of compensation expense for stock option awards based on their grant date fair value. Under SFAS No. 123, we estimated the fair value of stock option grants using the Black-Scholes-Merton option-pricing model. The following table reflects the pro forma impact on net income and earnings per common share for the three and nine months ended September 30, 2005 of accounting for our equity-based compensation using SFAS No. 123 (in millions, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Reported net income	$215	$892
Add: Equity-based compensation expense included in reported net income, net of tax benefit	2	9
Less: Total equity-based compensation expense per SFAS No. 123, net of tax benefit	(12)	(43)

Pro forma net income	$205	$858

Basic earnings per common share:
Reported net income	$0.39	$1.58
Add: Equity-based compensation expense included in reported net income, net of tax benefit	—	0.02
Less: Total equity-based compensation expense per SFAS No. 123, net of tax benefit	(0.02)	(0.08)

Pro forma net income	$0.37	$1.52

Diluted earnings per common share:
Reported net income	$0.38	$1.57
Add: Equity-based compensation expense included in reported net income, net of tax benefit	—	0.02
Less: Total equity-based compensation expense per SFAS No. 123, net of tax benefit	(0.02)	(0.08)

Pro forma net income	$0.36	$1.51

In December 2005, the Management Development and Compensation Committee of our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plans, effective December 28, 2005. The decision to accelerate the vesting of outstanding stock options was made primarily to reduce the non-cash compensation expense that we would have otherwise recorded in future periods as a result of adopting SFAS No. 123(R). We estimate that the acceleration eliminated approximately $55 million of cumulative pre-tax compensation charges that would have been recognized during 2006, 2007 and 2008 as the stock options would have continued to vest. We recognized a $2 million pre-tax charge to compensation expense during the fourth quarter of 2005 as a result of the acceleration, but do not expect to recognize future compensation expense

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the accelerated options under SFAS No. 123(R) unless further modifications are made to the options, which is not anticipated.

Additionally, as a result of changes in accounting required by SFAS No. 123(R) and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, the Management Development and Compensation Committee approved a substantial change in the form of awards that we grant. Beginning in 2005, annual stock option grants, as well as stock option grants in connection with new hires and promotions, were replaced with either (i) grants of restricted stock units and performance share units or (ii) an enhanced cash compensation award. The terms of restricted stock units and performance share units granted during 2006 are summarized in Note 8.

The following table presents compensation expense recognized in connection with restricted stock, restricted stock units and performance share units (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Compensation expense	$6	$3	$15	$14
Compensation expense, net of tax	$4	$2	$9	$9

As discussed above, the decisions of the Management Development and Compensation Committee of the Board of Directors related to equity-based compensation included the consideration of the expected impact of adopting SFAS No. 123(R) and resulted in their decision to accelerate the vesting of outstanding stock options and replace stock options with restricted stock units and performance share units. As a result of these changes, the adoption of SFAS No. 123(R) on January 1, 2006 did not significantly affect our accounting for equity-based compensation or our net income for either the three or nine months ended September 30, 2006. We do not currently expect this change in accounting to significantly impact our future results of operations. However, we do expect equity-based compensation expense to increase over the next three to four years because of the incremental expense that will be recognized each year as additional awards are granted.

Prior to the adoption of SFAS No. 123(R), we included all tax benefits associated with equity-based compensation as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (excess tax benefits) to be classified as financing cash flows. We included $34 million of excess tax benefits in our cash flows from financing activities for the nine months ended September 30, 2006 that would have been classified as an operating cash flow if we had not adopted SFAS No. 123(R). During the first nine months of 2005, excess tax benefits improved our operating cash flows by approximately $10 million.

Reclassification of Segment Information — In the third quarter of 2005, we eliminated our Canadian Group office, and the management of our Canadian operations was allocated among our Eastern, Midwest and Western Groups. The historical operating results of our Canadian operations have been allocated to the Eastern, Midwest and Western Groups to provide financial information that consistently reflects our current approach to managing our operations. This reorganization also resulted in the centralization of certain Group office functions. The administrative costs associated with these functions were included in the measurement of income from operations for our reportable segments through August 2005, when the integration of these functions with our existing centralized processes was completed. Beginning in September 2005, these administrative costs have been included in the income from operations of our Corporate organization. The reallocation of these costs has not significantly affected the operating results of our reportable segments for the periods presented.

Reconsideration of a Variable Interest — During the third quarter of 2003, we issued a letter of credit to support the debt of a surety bonding company established by an unrelated third party to issue surety bonds to the waste industry and other industries. The letter of credit, which was valued at $28.6 million, served as a guarantee of

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the entity’s debt obligations. In 2003, we determined that our guarantee created a significant variable interest in a variable interest entity, and that we were the primary beneficiary of the variable interest entity under the provisions of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Accordingly, from the third quarter of 2003 until April 2006, this variable interest entity was consolidated into our financial statements.

During 2006, the debt of this entity was refinanced. As a result of the refinancing, our guarantee arrangement was also renegotiated, reducing the value of our guarantee to approximately $5 million as of September 30, 2006. We determined that the refinancing of the entity’s debt obligations and corresponding renegotiation of our guarantee represented significant changes in the entity that required reconsideration of the applicability of FIN 46. As a result of the reconsideration of our interest in this variable interest entity, we concluded that we are no longer the primary beneficiary of this entity. Accordingly, in April 2006, we deconsolidated the surety bonding company. The deconsolidation of this entity did not materially impact our Condensed Consolidated Financial Statements for the periods presented.

2.	Landfill and Environmental Remediation Liabilities

Accounting Policies

Final Capping, Closure and Post-Closure Costs — Following is a description of our asset retirement activities and our related accounting:

•	Final capping — Involves the installation of flexible membrane liners and geosynthetic clay liners, drainage and compacted soil layers and topsoil over areas of a landfill where total airspace capacity has been consumed. Final capping asset retirement obligations are recorded on a units-of-consumption basis as airspace is consumed related to the specific final capping event, with a corresponding increase in the landfill asset. Each final capping event is accounted for as a discrete obligation based on estimates of the discounted cash flows and capacity associated with each final capping event.

•	Closure — Includes the construction of the final portion of methane gas collection systems (when required), demobilization and routine maintenance costs. These are costs incurred after the site ceases to accept waste, but before the landfill is certified as closed by the applicable state regulatory agency. These costs are accrued as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Closure obligations are accrued over the life of the landfill based on estimates of the discounted cash flows associated with performing closure activities.

•	Post-closure — Involves the maintenance and monitoring of a landfill site that has been certified as closed by the applicable state regulatory agency. Generally, we are required to maintain and monitor landfill sites for a 30-year period. These maintenance and monitoring costs are accrued as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Post-closure obligations are accrued over the life of the landfill based on estimates of the discounted cash flows associated with performing post-closure activities.

We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements as well as proposed regulatory changes and are intended to approximate fair value under the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques. In many cases, we contract with third parties to fulfill our obligations for final capping, closure and post-closure. We use historical experience, professional engineering judgment and quoted and actual prices paid for similar work to determine the fair value of these obligations. We are required to recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves. In those instances where we perform the work with internal resources,

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the incremental profit margin realized is recognized as a component of operating income when the work is performed.

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

Environmental Remediation — We are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations or for damage caused by conditions that existed before we acquired a site. Such liabilities include potentially responsible party (“PRP”) investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on several estimates and assumptions.

Our estimations are based on several factors. We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. We routinely review and evaluate sites that require remediation, considering whether we were an owner, operator, transporter, or generator at the site; the amount and type of waste hauled to the site; and the number of years we were associated with the site. Next, we review the same type of information with respect to other named and unnamed PRPs. Estimates of the cost for the likely remedy are then either developed using our internal resources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management’s judgment and experience in remediating our own and unrelated parties’ sites;

•	Information available from regulatory agencies as to costs of remediation;

•	The number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and

•	The typical allocation of costs among PRPs.

There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of the range in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $185 million higher on a discounted basis than the $275 million recorded in the Condensed Consolidated Financial Statements as of September 30, 2006.

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

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (by 2.5% per annum at September 30, 2006 and December 31, 2005) until the expected time of payment and then discount the cost to present value using a risk-free discount rate, which is based on the rate for United States Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. As a result of an increase in our risk-free discount rate, which increased from an annual rate of 4.25% for 2005 to an annual rate of 4.75% for 2006, we recorded a $6 million reduction in “Operating” expenses during the first quarter of 2006 and a corresponding decrease in environmental remediation liabilities. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in “Operating” costs and expenses in our Condensed Consolidated Statements of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2006			December 31, 2005
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$102	$50	$152	$114	$47	$161
Long-term	993	225	1,218	938	242	1,180

	$1,095	$275	$1,370	$1,052	$289	$1,341

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2005 and the nine months ended September 30, 2006 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2004	$979	$324
Obligations incurred and capitalized	62	—
Obligations settled	(51)	(52)
Interest accretion	66	10
Revisions in estimates	(6)	12
Acquisitions, divestitures and other adjustments	2	(5)

December 31, 2005	1,052	289
Obligations incurred and capitalized	48	—
Obligations settled	(51)	(19)
Interest accretion	52	7
Revisions in estimates	(3)	(3)
Acquisitions, divestitures and other adjustments	(3)	1

September 30, 2006	$1,095	$275

At several of our landfills, we provide financial assurance by depositing cash into restricted escrow accounts or trust funds for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $214 million at September 30, 2006, and is primarily included as long-term “Other assets” in our Condensed Consolidated Balance Sheet. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iii) acquisitions or divestitures of landfills; and (iv) changes in the fair value of the financial instruments held in the trust fund or escrow account.

3.	Current Other Assets

The primary components of current “Other assets” as of September 30, 2006 and December 31, 2005 were as follows:

Short-term investments available for use — We invest in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rate reset mechanism for these instruments results in a periodic marketing of the underlying securities through an auction process. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as current assets in our Condensed Consolidated Balance Sheets. As of September 30, 2006 and December 31, 2005, $332 million and $300 million,

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, of investments in auction rates securities and variable rate demand notes have been included as a component of current “Other assets.”

Assets held for sale — As of September 30, 2006 and December 31, 2005 our current “Other assets” included $261 million and $124 million, respectively, of operations and properties held for sale. These balances are primarily attributable to our divestiture program, which was approved by our Board of Directors to divest under-performing and non-strategic operations. In July 2005, operations representing $400 million in annual revenues were identified for inclusion in the divestiture program. In January 2006, we identified additional operations, representing over $500 million in annual revenues, that may also be sold as part of this divestiture plan. As of September 30, 2006 we have either sold or are actively marketing the majority of these operations. However, as of September 30, 2006, many of these businesses did not meet the accounting guidelines necessary to account for them as held-for-sale for financial reporting purposes.

Held-for-sale assets are recorded at the lower of their carrying amount or their fair value less the estimated cost to sell. Our quarterly assessment of these operations includes an analysis to determine if they qualify for discontinued operations accounting. Discontinued operations were not material to our results of operations or cash flows for the three and nine month periods ended September 30, 2006 and 2005. Generally, we do not expect discontinued operations to be material to our results of operations or cash flows due to the current integration and anticipated continuing involvement of these businesses with our remaining operations.

4.	Debt

Debt

The following table summarizes the major components of debt at each balance sheet date (in millions):

	September 30,	December 31,
	2006	2005

Revolving credit and letter of credit facilities(a)	$—	$—
Canadian credit facility (weighted average interest rate of 4.5% at September 30, 2006 and 4.4% at December 31, 2005)(b)	324	340
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.00% to 8.75% (weighted average interest rate of 7.0% at September 30, 2006 and December 31, 2005) (c),(d)	5,132	5,155
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 2.9% to 7.4% (weighted average interest rate of 4.5% at September 30, 2006 and 4.2% at December 31, 2005) (e),(f)	2,381	2,291
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 3.8% to 9.3% (weighted average interest rate of 5.3% at September 30, 2006 and December 31, 2005)(g)	383	404
Capital leases and other, maturing through 2036, interest rates up to 12%(h)	422	497

	8,642	8,687
Less current portion	862	522

	$7,780	$8,165

a)	On August 17, 2006, WMI entered into a new five-year, $2.4 billion revolving credit facility, replacing a $2.4 billion revolving credit facility that would have expired in 2009. We generally use our revolving credit facility to support letters of credit issued to support our bonding and financial assurance needs. As of September 30, 2006, no borrowings were outstanding under our facility and we had

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unused and available credit capacity of $995 million. As of December 31, 2005, no borrowings were outstanding under our facility and we had unused and available credit capacity of $941 million.

b)	As of September 30, 2006, we had $327 million of principal ($324 million net of discount) outstanding under this credit facility agreement. The advances do not accrue interest during their terms. Accordingly, the proceeds we initially received were for the principal amount of the advances net of the total interest obligation due for the term of the advance, and the debt was initially recorded based on the net proceeds received. The advances have a weighted average effective interest rate of 4.5%, which is being amortized to interest expense with a corresponding increase in our recorded debt obligation using the effective interest method. During the nine months ended September 30, 2006, we increased the carrying value of the debt for the recognition of $12 million of interest expense. A total of $160 million of the advances under this three-year credit facility agreement have matured during the nine months ended September 30, 2006. We elected to renew $118 million of these advances under the terms of the facility and have repaid the remaining $42 million with available cash. The carrying value of these debt obligations was also increased by approximately $14 million during the nine months ended September 30, 2006 as a result of an increase in the Canadian currency translation rate from December 31, 2005.

Our outstanding advances mature either three or twelve months from the date of issuance, but may be renewed under the terms of the facility. While we may elect to renew portions of our outstanding advances under the terms of the facility, we currently expect to repay our borrowings under the facility within one year with available cash. Accordingly, these borrowings are classified as current in our September 30, 2006 Condensed Consolidated Balance Sheet. As of December 31, 2005, we had expected to repay $86 million of outstanding advances with available cash and renew the remaining borrowings under the terms of the facility. Based on our expectations at that time, we classified $86 million as current and $254 million as long-term in our December 31, 2005 Consolidated Balance Sheet.

c)	We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of September 30, 2006, the interest payments on $2.35 billion of our fixed-rate senior notes have been swapped to variable rates. Fair value hedge accounting for interest rate swap contracts increased the carrying value of our senior notes by $22 million at September 30, 2006 and by $46 million at December 31, 2005.

d)	On October 15, 2006, $300 million of our senior notes matured and were repaid with cash on hand. These borrowings were classified as current maturities of long-term debt at September 30, 2006 and December 31, 2005.

e)	We issued $92 million of tax-exempt bonds during the nine months ended September 30, 2006. The proceeds from the issuance of the bonds were deposited directly into a trust fund. Accordingly, the restricted funds provided by this financing activity have been excluded from “New Borrowings” in our Condensed Consolidated Statement of Cash Flows. During the nine months ended September 30, 2006, $2 million of our tax-exempt bonds matured and were repaid with available cash.

f)	Fair value hedge accounting for interest rate swap contracts increased the carrying value of our tax-exempt bonds by $1 million at September 30, 2006 and December 31, 2005.

g)	The decrease in our tax-exempt project bonds from December 31, 2005 to September 30, 2006 is primarily related to the repayment of various borrowings upon their scheduled maturities.

h)	The decrease in our capital leases and other debt obligations from December 31, 2005 to September 30, 2006 is primarily related to (i) the repayment of various borrowings upon their scheduled maturities and (ii) the deconsolidation of a variable interest entity during the second quarter of 2006.

Debt Covenants

Our revolving credit facility and certain other financing agreements contain financial covenants. The most restrictive of these financial covenants are contained in our revolving credit facility. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the revolving credit facility:

Computed Results
	Requirement	September 30,	December 31,
Covenant	per Facility	2006	2005

Interest coverage ratio	>2.75 to 1	3.7 to 1	3.7 to 1
Total debt to EBITDA	<3.50 to 1	2.6 to 1	2.7 to 1

Our revolving credit facility and senior notes also contain certain restrictions intended to monitor our level of indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of September 30, 2006, we were in compliance with the covenants and restrictions under all of our debt agreements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Income Taxes

The current tax obligations associated with the provision for income taxes recorded in the Condensed Consolidated Statements of Operations are reflected in the accompanying Condensed Consolidated Balance Sheets as a component of “Accrued liabilities,” and the deferred tax obligations are reflected in “Deferred income taxes.”

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended September 30, 2006 is primarily due to (i) the favorable impact of non-conventional fuel tax credits; (ii) the finalization of our 2005 tax returns; and (iii) favorable tax audit settlements, which were offset in part by (i) state and local income taxes; and (ii) the impact of nondeductible goodwill associated with our divestitures. These items have also affected our reported income taxes for the nine months ended September 30, 2006, which have also been favorably affected by the realization of a tax benefit due to scheduled tax rate reductions in Canada and the resulting revaluation of related deferred tax balances. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended September 30, 2005 is primarily due to (i) favorable effects of tax audit settlements; (ii) the favorable impact of non-conventional fuel tax credits; and (iii) the finalization of our 2004 federal tax return offset in part by state and local income taxes. These items also impact the difference between federal income taxes computed at the federal statutory rate and reported income taxes for the nine months ended September 30, 2005 as did the second quarter impact of our planned repatriation of accumulated earnings from certain of our Canadian subsidiaries. We continue to evaluate our effective tax rate and adjust it accordingly as facts and circumstances warrant.

Tax audit settlements — When excluding the effect of interest income, the settlement of various federal and state tax audit matters resulted in a reduction in income tax expense of $7 million, or $0.01 per diluted share, for the three months ended September 30, 2006 and $141 million, or $0.26 per diluted share, for the nine months ended September 30, 2006. These tax audit settlements resulted in a 1.6 percentage point reduction in our effective tax rate for the three months ended September 30, 2006 and a 12.3 percentage point reduction in our effective tax rate for the nine months ended September 30, 2006. During the three and nine months ended September 30, 2006, our net income also increased, principally due to interest income, by $7 million, or $4 million net of tax, and $12 million, or $7 million net of tax, respectively, as a result of these settlements.

The settlement of several tax audits resulted in a reduction in income tax expense of $28 million, or $0.05 per diluted share, for the three months ended September 30, 2005 and $375 million, or $0.66 per diluted share, for the nine months ended September 30, 2005. These tax audit settlements resulted in a 12.5 percentage point reduction in our effective tax rate for the three months ended September 30, 2005 and a 49.9 percentage point reduction in our effective tax rate for the nine months ended September 30, 2005.

The reduction in income taxes recognized as a result of these tax audit settlements is primarily attributable to the associated reduction in our accrued tax and related accrued interest liabilities. For information regarding the status of current audit activity refer to Note 9.

Non-conventional fuel tax credits — The impact of non-conventional fuel tax credits has been derived from methane gas projects at our landfills and our investments in two coal-based, synthetic fuel production facilities (the “Facilities”), which are discussed in more detail below. The fuel generated from our landfills and the Facilities qualifies for tax credits through 2007 pursuant to Section 45K (formerly Section 29, but re-designated as Section 45K effective for years ending after December 31, 2005) of the Internal Revenue Code. These tax credits are phased-out if the price of crude oil exceeds an annual average price threshold determined by the U.S. Internal Revenue Service.

Our effective tax rate for the three months ended September 30, 2006 reflects (i) our current expectations for the phase-out of 35% of Section 45K tax credits generated during 2006 and (ii) the impact of the temporary suspension of operations at the Facilities, which occurred from May 2006 to late September 2006. When considering these items, our estimated recurring effective tax rate as of September 30, 2006 is 36.0%, a 3.3 percentage point decrease in our estimated effective tax rate from June 30, 2006. Applying this decrease to

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our year-to-date pre-tax earnings resulted in a reduction in our provision for income taxes and an increase in our net income of approximately $38 million for the three months ended September 30, 2006. Revisions to our estimated recurring effective tax rate, from 37.1% at March 31, 2006 to 39.3% at June 30, 2006, had an unfavorable impact on our second quarter 2006 Statement of Operations, increasing our provision for income taxes and reducing our net income by $16 million. The change in our estimate of the phase-out of Section 45K credits from 78% at June 30, 2006 to 35% at September 30, 2006 also had a significant impact on our recognition of losses attributable to the operations of the Facilities during the third quarter of 2006. This impact is discussed below.

We have developed our current expectations for the phase-out of 35% of Section 45K credits using market information for current and forward-looking crude oil prices as of September 30, 2006. Increases in market prices of crude oil could further reduce the tax benefits we ultimately realize in 2006 from both our landfills and the Facilities. Accordingly, our current estimated effective tax rate could be materially different than our actual 2006 effective tax rate if our expectations for crude oil prices for the year are inconsistent with actual results.

In 2004, we acquired minority ownership interests in the Facilities, which results in the recognition of our pro-rata share of the Facilities’ losses, the amortization of our investments, and additional expense associated with other estimated obligations all being recorded as “Equity in net losses of unconsolidated entities” within our Condensed Consolidated Statements of Operations. We recognize these losses in the period in which the tax credits are generated; however, we recognize the associated tax credits ratably over the entire year. As discussed above, our effective tax rate and equity losses associated with our investments in these unconsolidated entities for the three and nine months ended September 30, 2006 include the effects of a partial phase-out of Section 45K credits generated during 2006. Although we currently project that we will not be able to recognize 35% of the tax credits generated during 2006, we have been required to fund 100% of our pro-rata portion of the Facilities’ losses and production costs for 2006 operations. Amounts paid to the Facilities for which we do not ultimately realize a tax benefit are refundable to us, subject to certain limitations. Our 2006 effective tax rate and equity losses also reflect the impacts of the temporary suspension of operations at the Facilities, which occurred from May 2006 to late September 2006. The operation of the Facilities had been suspended in order to minimize operating losses as a result of the expected phase-out of tax credits generated during 2006. For quarterly periods that the Facilities’ operations are suspended, our obligations associated with funding the entities’ operations may be deferred for a period of up to four quarters. Due to the relatively low production during the third quarter of 2006, certain of our obligations for the period were deferred to the fourth quarter when the Facilities are expected to operate at or near their capacity.

The following table summarizes the impact of our investments in the Facilities on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Equity in net losses of unconsolidated entities(a),(b)	$(20)	$(28)	$(21)	$(83)
Interest expense	(1)	(1)	(3)	(5)

Loss before income taxes(b)	(21)	(29)	(24)	(88)
Provision for (benefit from) income taxes(b),(c)	(36)	(39)	(45)	(106)

Net income(b)	$15	$10	$21	$18

a)	For the nine months ended September 30, 2006, our “Equity in net losses of unconsolidated entities” includes (i) the recognition of expense for our estimate of contractual obligations associated with the Facilities’ operations during 2006 based on an anticipated 35% phase-out of Section 45K credits, which was partially offset by (ii) a cumulative adjustment necessary to appropriately reflect our life-to-date obligations to fund the costs of operating the Facilities and the value of our investment. This cumulative adjustment was recorded during the second quarter of 2006. We have determined that the recognition of the cumulative adjustment was not material to either the current year or prior year periods presented herein.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b)	As of September 30, 2006, we estimate that we will not be able to recognize 35% of Section 45K credits generated during 2006 due to the phase-out of the credits. As of June 30, 2006, we had estimated that we would not be able to recognize 78% of tax credits generated during 2006. The significant change in our estimate of the phase-out percentage during the current quarter is due to a substantial decrease in the market price of crude oil. As a result of this change in estimate, we recognized $17 million of expense recorded as “Equity in net losses of unconsolidated entities” during the three months ended September 30, 2006 associated with the Facilities’ operations during the first and second quarters of 2006. This increase in our equity losses was more than offset by a corresponding reduction in our “Provision for (benefit from) income taxes.”

c)	The “Provision for (benefit from) income taxes” attributable to the Facilities includes tax credits of $28 million and $36 million for the three and nine months ended September 30, 2006, respectively, and $27 million and $71 million for the three and nine months ended September 2005, respectively. As discussed above, we recognize these credits ratably over the entire year based on our expectations for the entire year’s production. Accordingly, our “Provision for (benefit from) income taxes” for the nine months ended September 30, 2006 includes the recognition of a pro-rata portion of (i) the tax benefits we expect to realize for the generation of credits during the first three quarters of 2006 and (ii) the tax credits that we expect to be generated by the Facilities during the fourth quarter of 2006.

The equity losses and associated tax benefits would not have been incurred if we had not acquired the minority ownership interest in the Facilities. If the tax credits generated by the Facilities were no longer allowable under Section 45K of the Internal Revenue Code, we could cease making payments in the period in which that determination is made and not incur additional losses.

The tax credits generated by our landfills are provided by our Renewable Energy Program, under which we develop, operate and promote the beneficial use of landfill gas. Our recorded taxes for the three and nine months ended September 30, 2006 include benefits of $13 million and $16 million, respectively, from tax credits generated by our landfill gas-to-energy projects. This compares to $8 million and $21 million, respectively, for the same periods in 2005.

The application of our revised estimate of the 2006 phase-out of Section 45K credits to the activities of the Facilities and our landfills for the first and second quarters of 2006 increased our “Net income” by $11 million, or $0.02 per diluted share, for the three months ended September 30, 2006.

Canada statutory rate change — During the second quarter of 2006, both the Canadian federal government and several provinces enacted tax rate reductions. SFAS No. 109, Accounting for Income Taxes, requires that deferred tax balances be revalued to reflect the tax rate changes. The revaluation resulted in a $20 million tax benefit for the nine months ended September 30, 2006.

6.	Comprehensive Income

Comprehensive income represents all changes in our equity except for changes resulting from investments by, and distributions to, stockholders. Comprehensive income for the three and nine months ended September 30, 2006 and 2005 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$300	$215	$903	$892

Other comprehensive income:
Unrealized gains (losses) resulting from changes in fair value of derivative instruments, net of taxes	—	7	(2)	16
Realized losses on derivative instruments reclassified into earnings, net of taxes	3	2	3	7
Unrealized gains on marketable securities, net of taxes	2	1	3	2
Translation adjustment of foreign currency statements	—	59	24	34

Other comprehensive income	5	69	28	59

Comprehensive income	$305	$284	$931	$951

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income were as follows (in millions):

	September 30,	December 31,
	2006	2005

Accumulated unrealized loss on derivative instruments, net of taxes	$(26)	$(27)
Accumulated unrealized gain on marketable securities, net of taxes	8	5
Cumulative translation adjustment of foreign currency statements	172	148

	$154	$126

7.	Earnings Per Share

The following reconciles the number of shares outstanding at September 30 of each year shown to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purpose of calculating basic and diluted earnings per share. The table also provides the number of shares of common stock potentially issuable at the end of each period and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (shares in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Number of common shares outstanding at end of period	534.5	553.6	534.5	553.6
Effect of using weighted average common shares outstanding	2.5	5.3	8.0	11.1

Weighted average basic common shares outstanding	537.0	558.9	542.5	564.7
Dilutive effect of equity-based compensation awards and warrants	4.5	2.9	5.3	3.3

Weighted average diluted common shares outstanding	541.5	561.8	547.8	568.0

Potentially issuable shares	28.3	39.9	28.3	39.9
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	4.9	14.9	4.9	14.5

8.	Stock-Based Compensation, Common Stock Dividends and Common Stock Repurchases

Stock-Based Compensation

Since May 2004, all stock-based compensation awards described herein have been made under the Company’s 2004 Stock Incentive Plan, which authorizes the issuance of a maximum of 34 million shares of our common stock. Upon the adoption by the Management Development and Compensation Committee of the Board of Directors and the approval by the stockholders of the 2004 Stock Incentive Plan at the 2004 Annual Meeting of stockholders, all of the Company’s other stock-based incentive plans were terminated, with the exception of the 2000 Broad-Based Employee Plan. The Broad-Based Employee Plan was not required to be approved by stockholders, as no executive officers of the Company may receive any grants under the plan. However, only approximately 100,000 shares remain available for issuance under that plan. We currently utilize treasury shares to meet the needs of our equity-based compensation programs under the 2004 Stock Incentive Plan and to settle outstanding awards granted pursuant to previous incentive plans. During 2005 and 2006, the primary forms of equity-based compensation granted to our employees under our long-term incentive programs were restricted stock units and performance share units. The significant terms of awards granted during 2006 are summarized below.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock units — During the nine months ended September 30, 2006, we granted approximately 751,000 restricted stock units. These restricted stock units provide the award recipients with dividend equivalents during the vesting period, but the units may not be voted or sold until time-based vesting restrictions have lapsed. The restricted stock units vest ratably over a four-year period, and unvested units are subject to forfeiture in the event of voluntary or for-cause termination. These restricted stock units are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and become immediately vested in the event of an employee’s death or disability.

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

A summary of the status of our restricted stock units as of and for the nine months ended September 30, 2006 is presented in the table below (units in thousands):

		Weighted
		Average
	Units	Fair Value

Unvested, December 31, 2005	767	$29.04
Granted	751	$31.80
Vested(a)	(213)	$29.11
Forfeited	(29)	$30.85

Unvested, September 30, 2006	1,276	$30.61

a)	The total fair market value of the shares issued upon the vesting of restricted stock units during the nine months ended September 30, 2006 was $7 million.

Performance share units — During the nine months ended September 30, 2006, we granted approximately 724,000 performance share units. The performance share units are payable in shares of common stock based on the achievement of certain financial measures, after the end of a three-year performance period. Performance share units do not provide award recipients with either dividend equivalents or voting rights during the required performance period. These performance share units are payable to an employee (or his beneficiary) upon death or disability as if that employee had remained employed until the end of the performance period, subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and subject to forfeiture in the event of voluntary or for-cause termination.

Compensation expense associated with performance share units that continue to vest based on future performance is measured based on the grant-date fair value of our common stock, net of the present value of expected dividend payments on our common stock during the vesting period. Compensation expense is recognized ratably over the performance period based on our estimated achievement of the established performance criteria. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of both the probability that the performance criteria will be achieved and current period and historical

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forfeitures. A summary of the status of our performance share units as of and for the nine months ended September 30, 2006 is presented in the table below (units in thousands):

		Weighted
		Average
	Units	Fair Value

Unvested, December 31, 2005	693	$27.05
Granted	724	$31.93
Vested	—	N/A
Forfeited	(26)	$30.80

Unvested, September 30, 2006	1,391	$29.52

For the three and nine months ended September 30, 2006, we recognized $6 million and $15 million, respectively, of compensation expense associated with restricted stock unit and performance share unit awards as a component of “Selling, general and administrative” expenses in our Condensed Consolidated Statement of Operations. Our “Provision for (benefit from) income taxes” for the three and nine months ended September 30, 2006 includes a corresponding deferred income tax benefit of $2 million and $6 million, respectively. We have not capitalized any equity-based compensation costs during the three and nine month periods ended September 30, 2006. As of September 30, 2006, we estimate that a total of approximately $50 million of currently unrecognized compensation expense will be recognized in future periods for unvested restricted stock unit and performance share unit awards issued and outstanding. This expense is expected to be recognized over a period of up to four years.

Stock options — Prior to 2005, stock options were the primary form of equity-based compensation we granted to our employees. On December 16, 2005, the Management Development and Compensation Committee of our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plans effective December 28, 2005. The decision to accelerate the vesting of outstanding stock options was made primarily to reduce the future non-cash compensation expense that we would have otherwise recorded as a result of our January 1, 2006 adoption of SFAS No. 123(R). We estimate that the acceleration eliminated approximately $55 million of pre-tax compensation charges that would have been recognized over 2006, 2007 and 2008 as the stock options vested. We recognized a $2 million pre-tax charge to compensation expense during the fourth quarter of 2005 as a result of the acceleration, but will not be required to recognize future compensation expense for the accelerated options under SFAS No. 123(R) unless further modifications are made to the options, which is not anticipated.

A summary of the status of our stock options as of and for the nine months ended September 30, 2006 is presented in the table below (shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, December 31, 2005	34,786	$28.15
Granted	7	$33.89
Exercised(a)	(8,886)	$24.21
Forfeited or expired	(448)	$42.38

Outstanding, September 30, 2006(b)	25,459	$29.26

Exercisable, September 30, 2006(b)	25,452	$29.26

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a)	The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $88 million. Approximately 3.3 million stock options were exercised during the nine months ended September 30, 2005 with an aggregate intrinsic value of $26 million.

b)	Stock options outstanding and exercisable as of September 30, 2006 have a weighted average contractual term of 4.6 years and an aggregate intrinsic value of $229 million based on the market value of our common stock on September 30, 2006.

We received $219 million during the nine months ended September 30, 2006 from our employees’ stock option exercises. We realized a tax benefit from these stock option exercises of $33 million. These amounts have been presented in the “Cash flows from financing activities” section of our September 30, 2006 Condensed Consolidated Statement of Cash Flows.

Common Stock Dividends and Repurchases

In October 2004, our Board of Directors approved a capital allocation program that provides for up to $1.2 billion in aggregate dividend payments and share repurchases each year during 2005, 2006 and 2007. In June 2006, our Board of Directors approved up to $350 million of additional share repurchases for 2006, increasing the maximum amount of capital to be allocated to our share repurchases and dividends for the current year to $1.55 billion. Aggregate dividend payments and share repurchases under the capital allocation program were $418 million and $1,297 million during the three and nine months ended September 30, 2006, respectively. Aggregate dividend payments and share repurchases under our capital allocation program were $404 million and $922 million during the three and nine months ended September 30, 2005, respectively.

Common Stock Dividends — We have paid a $0.22 per share dividend in each of the first three quarters of 2006. The third quarter dividend was declared in August 2006 and paid on September 22, 2006 to shareholders of record as of September 5, 2006 for an aggregate of $118 million. We have paid $358 million in cash dividends during the nine months ended September 30, 2006. In each quarter of 2005, we declared and paid a dividend of $0.20 per share, which resulted in aggregate cash payments of $111 million for the three months ended September 30, 2005 and $339 million for the nine months ended September 30, 2005. All future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future prospects and other factors the Board may deem relevant.

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

During the nine months ended September 30, 2006, we also repurchased 18.4 million shares of our common stock through either open market or other privately negotiated transactions at a cost of $648 million, of which $5 million was settled in October 2006. During the nine months ended September 30, 2005, we repurchased 20.5 million shares of our common stock at a cost of $583 million, of which $10 million was settled in October 2005. Future share repurchases under our capital allocation program will be made at the discretion of management.

9.	Commitments and Contingencies

Financial instruments — We have obtained letters of credit, performance bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, environmental remediation and other obligations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Historically, our revolving credit facilities have been used to obtain letters of credit to support our bonding and financial assurance needs. We also have letter of credit and term loan agreements and a letter of credit facility that were established to provide us with additional sources of capacity from which we may obtain letters of credit. We obtain surety bonds and insurance policies from various sources, which include an affiliated entity that we have an investment in and account for under the cost method. We also obtain insurance from a wholly-owned insurance company, the sole business of which is to issue policies for WMI and its subsidiaries, to secure such performance obligations. In those instances where our use of captive insurance is not allowed, we generally have available alternative bonding mechanisms.

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

We have retained a significant portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The estimated accruals for these liabilities could be affected if future occurrences or loss development significantly differ from utilized assumptions.

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

Guarantees — We have entered into the following guarantee agreements associated with our operations:

•	As of September 30, 2006, WM Holdings, one of WMI’s wholly-owned subsidiaries, has fully and unconditionally guaranteed all of WMI’s senior indebtedness, which matures through 2032. WMI has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, which matures through 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our Condensed Consolidated Balance Sheets. See Note 13 for further information.

•	WMI and WM Holdings have guaranteed the tax-exempt bonds and other debt obligations of their subsidiaries. If a subsidiary fails to meet its obligations associated with its debt obligations as they come due, WMI or WM Holdings will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our Condensed Consolidated Balance Sheets. See Note 4 for information related to the balances and maturities of our tax-exempt bonds and other debt obligations.

•	We have guaranteed certain financial obligations of unconsolidated entities. The related obligations, which mature through 2020, are not recorded on our Condensed Consolidated Balance Sheets. As of September 30, 2006, our maximum future payments associated with these guarantees are approximately $30 million. We do not believe that it is likely that we will be required to perform under these guarantees.

•	We have issued a letter of credit to support the debt of a surety bonding company. We initially guaranteed the debt of this entity during the third quarter of 2003. At that time we determined that we were the primary beneficiary of this entity under the provisions of FIN 46. As a result, from the third quarter of 2003 until April 2006, this variable interest entity was consolidated into our financial statements. During 2006, this entity refinanced its debt and our guarantee was renegotiated, reducing the value of our guarantee to approximately $5 million as of September 30, 2006. As a result of the significant change in our interest in this entity we have determined that we are no longer the primary beneficiary of this entity, which has resulted in the deconsolidation of the entity in April 2006. Our exposure to loss associated with this guarantee arrangement is now included in the disclosure above related to guarantees of the obligations of unconsolidated entities. For additional information regarding our FIN 46 reconsideration, see Note 1.

•	WM Holdings has guaranteed all reimbursement obligations of WMI under its $350 million letter of credit facility and $295 million letter of credit and term loan agreements. Under those facilities, WMI must reimburse the entities funding the facilities for any draw on a letter of credit supported by the facilities. As of September 30, 2006, we had $645 million in outstanding letters of credit under these facilities.

•	In connection with the $350 million letter of credit facility, WMI and WM Holdings guaranteed the interest rate swaps entered into by the entity funding the letter of credit facility. The probability of loss for the guarantees was determined to be remote and the fair value of the guarantees is immaterial to our financial position and results of operations.

•	Certain of our subsidiaries have guaranteed the market value of certain homeowners’ properties that are adjacent to certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference between the sale value and the guaranteed market value of the homeowners’ properties, if any. Generally, it is not possible to determine the contingent obligation associated with these guarantees, but we do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. The costs associated with any additional consideration requirements are accounted for as incurred.

•	WMI and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations as incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We currently believe that it is not reasonably likely that we will be required to perform under these guarantee agreements or that any performance requirement would have a material impact on our consolidated financial statements.

Environmental matters — Our business is intrinsically connected with the protection of the environment. As such, a significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection. Such costs may increase in the future as a result of regulation. However, we believe that we generally tend to benefit when environmental regulation increases, because such regulations increase the demand for our services, and we have the resources and experience to manage environmental risk.

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

As of September 30, 2006, we had been notified that we are a PRP in connection with 73 locations listed on the EPA’s National Priorities List (“NPL”). Of the 73 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own were initially developed by others as landfill disposal facilities. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at, or near, the time that we make the remedial expenditures. The 57 NPL sites at which claims have been made against us and that we do not own are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is known as CERCLA or Superfund.

The majority of these proceedings involve allegations that certain of our subsidiaries (or their predecessors) transported hazardous substances to the sites, often prior to our acquisition of these subsidiaries. CERCLA generally provides for liability for those parties owning, operating, transporting to or disposing at the sites. Proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and remediation, which costs could be substantial and could have a material adverse effect on our consolidated financial statements. At some of the sites at which we’ve been identified as a PRP, our liability is well defined as a consequence of a governmental decision and an agreement among liable parties as to the share each will pay for implementing that remedy. At other sites, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain. Any of these matters potentially could have a material adverse effect on our consolidated financial statements.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Two separate lawsuits currently pending in Texas state court against WMI and certain former officers of WMI allege that the plaintiffs are substantial holders of the Company’s common stock who intended to sell their stock in 1999, or to otherwise protect themselves against loss, but that WMI made public statements regarding its prospects, and in some instances individual defendants, all of whom were members of prior management, made statements that were false and misleading and induced the plaintiffs to retain their stock or not to take other protective measures. The plaintiffs assert that the value of their retained stock declined dramatically and that they incurred significant losses. The plaintiffs assert claims for fraud, negligent misrepresentation, and conspiracy. The first of these cases was dismissed by summary judgment by a Texas state court in March 2002. That dismissal was ultimately upheld by the appellate court and the plaintiffs requested permission to appeal this decision to the highest state court in Texas, which, after briefing, has denied the plaintiff’s request to hear the case and therefore, the dismissal will stand. The second case had been stayed pending resolution of the first case; we are awaiting a decision by the plaintiff as to whether he will dismiss the case or proceed on another theory, in which case WMI and the other defendants will continue to vigorously defend themselves.

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

From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. At September 30, 2006, there were three proceedings involving our subsidiaries where we reasonably believe that the sanctions could exceed $100,000. The matters involve allegations that subsidiaries (i) failed to comply with air permit, air emission and leachate storage capacity requirements at an operating landfill; (ii) violated a number of state solid waste regulations and permit conditions (including, but not limited to, exceedence of permitted grades, exceedences of leachate head levels, failure to maintain records and notify the state regulatory agency of noncompliance) and federal air regulations at an operating landfill; and (iii) failed to meet reporting requirements under federal air regulations at an operating landfill. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

It is not always possible to predict the impact that lawsuits, proceedings, investigations and inquiries may have on us, nor is it possible to predict whether additional suits or claims may arise out of the matters described above in the future. We intend to defend ourselves vigorously in all of the above matters. However, it is possible that the outcome of any of the matters described, or others, may ultimately have a material adverse impact on our financial condition, results of operations or cash flows in one or more future periods.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We are also involved in other civil litigation and governmental proceedings that arise in connection with our operations, including litigation involving: former employees; competitors; persons from whom we purchased businesses or assets; and counterparties to contracts, including those for the purchase or sale of goods and services and relating to the operation of facilities. Although the results of litigation cannot be predicted with certainty, we do not believe that any such matters will ultimately have a material adverse impact on our consolidated financial statements.

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

Tax matters — We are currently under audit by the IRS and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. We have concluded several audits in the last two years. During the second quarter of 2006, we concluded the IRS audit for the years 2002 and 2003. The current period financial statement impact of concluding this audit is discussed in Note 5. In addition, we have started the examination phase of an IRS audit for the years 2004 and 2005. We expect this audit to be completed within the next 12 months. To provide for certain potential tax exposures, we maintain an allowance for tax contingencies, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.

As discussed in Note 4, we have approximately $2.8 billion of tax-exempt financings as of September 30, 2006. Tax-exempt financings are structured pursuant to certain terms and conditions of the Internal Revenue Code of 1986, as amended (the “Code”), which exempts from taxation the interest income earned by the bondholders in the transactions. The requirements of the Code can be complex, and failure to comply with these requirements could cause certain past interest payments made on the bonds to be taxable and could cause either outstanding principal amounts on the bonds to be accelerated or future interest payments on the bonds to be taxable. Some of the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s tax-exempt financings have been, or currently are, the subject of examinations by the IRS to determine whether the financings meet the requirements of the Code and applicable regulations. It is possible that an adverse determination by the IRS could have a material adverse effect on the Company’s liquidity and results of operations.

Unclaimed property audit — We are currently undergoing an unclaimed property audit, which is being conducted by various state authorities. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include substantial interest and penalties, in addition to the payment of the escheat liability itself. During 2006, we have submitted unclaimed property filings with all states. As a result of our findings, we determined that we had unrecorded obligations associated with unclaimed property of approximately $19 million for escheatable items for various periods between 1980 and 2004. Our “Selling, general and administrative” expenses for the nine months ended September 30, 2006 include the charge recognized in the first quarter of 2006 required to record these obligations. During the first quarter of 2006, we also recognized $1 million of estimated interest obligations associated with our findings, which has been included in “Interest expense” in our Condensed Consolidated Statement of Operations. We have determined that the impact of these adjustments is not material to current or prior periods’ results of operations. Although we cannot currently estimate the potential financial impacts that any remaining audit findings may have, we do not expect any resulting obligations to have a material adverse effect on our consolidated results of operations or cash flows.

10.	Restructuring

During the third quarter of 2005, we reorganized and simplified our management structure by reducing our Group and Corporate staffing levels. This reorganization increased the accountability and responsibility of our Market Areas and allowed us to streamline business decisions and reduce costs at the Group and Corporate offices. Additionally, as part of our restructuring, the responsibility for the management of our Canadian operations was allocated among our Eastern, Midwest and Western Groups, eliminating the Canadian Group. See discussion included in Note 11.

The reorganization eliminated about 600 employee positions throughout the Company. In the third and fourth quarters of 2005, we recorded $28 million for costs associated with the implementation of the new structure. These charges included $25 million for employee severance and benefit costs, $1 million related to abandoned operating lease agreements, and $2 million related to consulting fees incurred to align our sales strategy to our changes in both resources and leadership that resulted from the reorganization.

Through September 30, 2006, we had paid approximately $24 million of the employee severance and benefit costs incurred as a result of this restructuring. Approximately $6 million of these payments were made during 2006. As of September 30, 2006, $1 million of the related accrual remained for employee severance and benefit costs. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the third quarter of 2007.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the third quarter of 2005, we eliminated our Canadian Group, and the management of our Canadian operations was allocated among our Eastern, Midwest and Western Groups. The historical operating results of our Canadian operations have been allocated to the Eastern, Midwest and Western Groups to provide financial information that consistently reflects our current approach to managing our operations.

Our third quarter 2005 reorganization, as discussed in Note 10, also resulted in the centralization of certain Group office functions. The administrative costs associated with these functions were included in the measurement of income from operations for our reportable segments through August 2005, when the integration of these functions with our existing centralized processes was complete. Beginning in September 2005, these administrative costs have been included in income from operations of “Corporate and Other.” The reallocation of these costs has not significantly affected the operating results of our reportable segments.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three and nine months ended September 30 is shown in the following tables (in millions):

	Gross	Intercompany	Net
Three Months	Operating	Operating	Operating	Income from
Ended:	Revenues	Revenues(d)	Revenues(e)	Operations(f),(g)

September 30, 2006
Eastern	$998	$(201)	$797	$110
Midwest	813	(137)	676	135
Southern	951	(143)	808	204
Western	805	(106)	699	144
Wheelabrator	233	(17)	216	98
Recycling	199	(5)	194	(9)
Other(a)	70	(19)	51	(3)

	4,069	(628)	3,441	679
Corporate and other(b)	—	—	—	(122)

Total	$4,069	$(628)	$3,441	$557

September 30, 2005
Eastern	$1,003	$(215)	$788	$120
Midwest	801	(138)	663	114
Southern	892	(140)	752	173
Western	801	(106)	695	122
Wheelabrator	231	(16)	215	93
Recycling	213	(6)	207	1
Other(a)	73	(18)	55	(29)

	4,014	(639)	3,375	594
Corporate and other (b),(c)	—	—	—	(212)

Total	$4,014	$(639)	$3,375	$382

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net
Nine Months	Operating	Operating	Operating	Income from
Ended:	Revenues	Revenues(d)	Revenues(e)	Operations(f),(g)

September 30, 2006
Eastern	$2,901	$(584)	$2,317	$328
Midwest	2,346	(400)	1,946	366
Southern	2,840	(431)	2,409	611
Western	2,382	(326)	2,056	425
Wheelabrator	677	(52)	625	234
Recycling	580	(16)	564	7
Other(a)	217	(54)	163	(16)

	11,943	(1,863)	10,080	1,955
Corporate and other(b)	—	—	—	(398)

Total	$11,943	$(1,863)	$10,080	$1,557

September 30, 2005
Eastern	$2,842	$(603)	$2,239	$259
Midwest	2,286	(400)	1,886	307
Southern	2,641	(416)	2,225	528
Western	2,298	(307)	1,991	350
Wheelabrator	647	(47)	600	217
Recycling	629	(23)	606	9
Other(a)	217	(62)	155	(10)

	11,560	(1,858)	9,702	1,660
Corporate and other (b),(c)	—	—	—	(449)

Total	$11,560	$(1,858)	$9,702	$1,211

a)	Our other revenues are generally from services provided throughout our operating Groups for in-plant services, methane gas recovery, and certain third party sub-contract and administration revenues managed by our Upstream, Renewable Energy and National Accounts organizations. Other operating results reflect the combined impact of (i) the services described above; (ii) non-operating entities that provide financial assurance and self-insurance support for the operating Groups or financing for our Canadian operations; and (iii) certain quarter-end adjustments recorded in consolidation related to the reportable segments that, due to timing, were not included in the measure of segment profit or loss used to assess their performance for the periods disclosed. For the three and nine months ended September 30, 2005, the income from operations of the Other segment included a quarter-end adjustment to reflect a $22 million charge to “Depreciation and amortization” recorded to adjust the amortization periods of five of our landfills. These adjustments reflected cumulative corrections resulting from reducing the amortization periods of the landfills and were necessary to align the lives of these landfills for amortization purposes with the terms of the underlying contractual agreements supporting their operation.

b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our six operating Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and other” also includes costs associated with our long-term incentive program and managing our international and non-solid waste divested operations, which primarily includes administrative expenses and the impact of revisions to our estimated obligations. As discussed above, in 2005 we centralized support functions that had been provided by our Group offices. Beginning in the third quarter of 2005, our “Corporate and other” operating results also include the costs associated with these support functions.

c)	The increase in Corporate and Other expenses during the three and nine months ended September 30, 2005 was primarily attributable to an impairment charge of $59 million associated with capitalized software costs and charges associated with legal matters. Refer to Note 12 for additional discussion of these items.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

e)	Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions also tend to increase during summer months. Additionally, certain destructive weather conditions, such as the hurricanes experienced in the third quarter of 2005, actually increase our revenues in the areas affected, although these revenues are often low margin due to high start-up costs and other special circumstances related to disaster clean-up. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

f)	The operating results of our reportable segments generally reflect the impact the various lines of business and markets in which we operate can have on the Company’s consolidated operating results. The income from operations provided by our four geographic segments is generally indicative of the margins provided by our collection, landfill and transfer businesses, although these groups do provide recycling and other services that can affect these trends. The operating margins provided by our Wheelabrator segment (waste-to-energy facilities and independent power production plants) have historically been higher than the margins provided by our base business generally due to the combined impact of long-term disposal and energy contracts and the disposal demands of the region in which our facilities are concentrated. Income from operations provided by our Recycling segment generally reflects operating margins typical of the recycling industry, which tend to be significantly lower than those provided by our base business. From time to time the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events.

g)	For those items included in the determination of income from operations, the accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our December 31, 2005 Form 10-K.

The table below shows the total revenues contributed by our principal lines of business (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Collection	$2,251	$2,199	$6,661	$6,424
Landfill	838	816	2,422	2,283
Transfer	469	462	1,369	1,312
Wheelabrator	233	231	677	647
Recycling and other(a)	278	306	814	894
Intercompany(b)	(628)	(639)	(1,863)	(1,858)

Operating revenues	$3,441	$3,375	$10,080	$9,702

a)	In addition to the revenue generated by our Recycling Group, we have included revenues generated within our four geographic operating Groups derived from recycling, methane gas operations and Port-O-Let® services in the “recycling and other” line-of-business.

b)	Intercompany revenues between lines of business are eliminated within the Condensed Consolidated Financial Statements included herein.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  (Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Asset impairments	$15	$61	$28	$98
(Income) expense from divestitures	3	(5)	(39)	(76)
Other	1	30	1	35

	$19	$86	$(10)	$57

Asset impairments — During the second and third quarters of 2006, we recorded impairment charges of $13 million and $5 million, respectively, for operations we intend to sell as part of our divestiture program. The charges were required to reduce the carrying values of the operations to their estimated fair values less the cost to sell in accordance with the guidance provided by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for assets to be disposed of by sale. In addition, during the third quarter of 2006, we recorded impairment charges of $10 million related to operations in our Recycling and Southern Groups.

During the second quarter of 2005, we recorded a $35 million charge for the impairment of the Pottstown Landfill located in West Pottsgrove Township, Pennsylvania. We determined that an impairment was necessary because, on May 18, 2005, the Pennsylvania Environmental Hearing Board upheld a denial by the Pennsylvania Department of Environmental Protection of a permit application for a vertical expansion at the landfill. After the denial was upheld, the Company reviewed the options available at the Pottstown Landfill and the likelihood of the possible outcomes of those options. After such evaluation and considering the length of time required for the appeal process and the permit application review, we decided not to pursue an appeal of the permit denial. This decision was primarily due to the expected impact of the permitting delays, which would have hindered our ability to fully utilize the expansion airspace before the landfill’s required closure in 2010.

During the third quarter of 2005, we recognized a $59 million charge for capitalized software costs associated with the development of a revenue management system. The impairment of these software costs was recognized as a result of our decision to enter into an agreement for the license, implementation and maintenance of a new revenue management system.

(Income) expense from divestitures — We recognized $3 million of net losses and $39 million of net gains on divestitures during the three and nine months ended September 30, 2006, respectively, which were direct results of the execution of our plan to review under-performing or non-strategic operations and to either improve their performance or dispose of the operations. The majority of these net gains relates to operations located in our Western Group. Total proceeds from divestitures completed during the nine months ended September 30, 2006 were $159 million, all of which were received in cash.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second and third quarters of 2005, we recognized $37 million in gains as a result of the divestiture of certain operations in our Western and Southern Groups. In addition, in the first quarter of 2005, we recognized a $39 million gain as a result of the divestiture of a landfill in Ontario, Canada, which was required pursuant to a Divestiture Order by the Canadian Competition Bureau, resulting in a total of $76 million of gains on divestitures for the nine months ended September 30, 2005. Total proceeds from divestitures completed during the nine months ended September 30, 2005 were $151 million, of which $119 million was received in cash, $23 million was in the form of a note receivable and $9 million was in the form of non-monetary assets.

We do not believe that these divestitures are material either individually or in the aggregate and we do not expect these divestitures to materially affect our consolidated financial position or future results of operations or cash flows.

Other — In the first quarter of 2005, we recognized a charge of approximately $16 million for the impact of a litigation settlement reached with a group of stockholders that opted not to participate in the settlement of the securities class action lawsuit against us related to 1998 and 1999 activity. During the third quarter of 2005, we settled our ongoing defense costs and possible indemnity obligations for four former officers of WM Holdings related to legacy litigation brought against them by the SEC. As a result, we recorded a $26.8 million charge for the funding of the court-ordered distribution of $27.5 million to our shareholders in settlement of the legacy litigation against the former officers. This charge was partially offset by the recognition of a $14 million net benefit recorded during the nine months ended September 30, 2005, which was primarily for adjustments to our receivables and estimated obligations for non-solid waste operations divested in 1999 and 2000.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2006
(Unaudited)

ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$817	$—	$—	$(71)	$746
Other current assets	332	—	2,522	—	2,854

	1,149	—	2,522	(71)	3,600
Property and equipment, net	—	—	10,985	—	10,985
Investments in and advances to affiliates	9,372	9,294	—	(18,666)	—
Other assets	29	11	6,294	—	6,334

Total assets	$10,550	$9,305	$19,801	$(18,737)	$20,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$52	$300	$510	$—	$862
Accounts payable and other current liabilities	109	25	2,433	(71)	2,496

	161	325	2,943	(71)	3,358
Long-term debt, less current portion	4,112	888	2,780	—	7,780
Due to affiliates	—	—	1,670	(1,670)	—
Other liabilities	117	7	3,209	—	3,333

Total liabilities	4,390	1,220	10,602	(1,741)	14,471
Minority interest in subsidiaries and variable interest entities	—	—	288	—	288
Stockholders’ equity	6,160	8,085	8,911	(16,996)	6,160

Total liabilities and stockholders’ equity	$10,550	$9,305	$19,801	$(18,737)	$20,919

December 31, 2005

ASSETS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$698	$—	$—	$(32)	$666
Other current assets	300	—	2,485	—	2,785

	998	—	2,485	(32)	3,451
Property and equipment, net	—	—	11,221	—	11,221
Investments in and advances to affiliates	9,599	8,262	—	(17,861)	—
Other assets	34	11	6,418	—	6,463

Total assets	$10,631	$8,273	$20,124	$(17,893)	$21,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$303	$219	$—	$522
Accounts payable and other current liabilities	202	26	2,539	(32)	2,735

	202	329	2,758	(32)	3,257
Long-term debt, less current portion	4,183	890	3,092	—	8,165
Due to affiliates	—	—	3,006	(3,006)	—
Other liabilities	125	8	3,178	—	3,311

Total liabilities	4,510	1,227	12,034	(3,038)	14,733
Minority interest in subsidiaries and variable interest entities	—	—	281	—	281
Stockholders’ equity	6,121	7,046	7,809	(14,855)	6,121

Total liabilities and stockholders’ equity	$10,631	$8,273	$20,124	$(17,893)	$21,135

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2006
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,441	$—	$3,441
Costs and expenses	—	—	2,884	—	2,884

Income from operations	—	—	557	—	557

Other income (expense):
Interest income (expense)	(72)	(21)	(21)	—	(114)
Equity in subsidiaries, net of taxes	346	359	—	(705)	—
Minority interest	—	—	(11)	—	(11)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	(19)	—	(19)

	274	338	(51)	(705)	(144)

Income before income taxes	274	338	506	(705)	413
Provision for (benefit from) income taxes	(26)	(8)	147	—	113

Net income	$300	$346	$359	$(705)	$300

Three Months Ended September 30, 2005
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,375	$—	$3,375
Costs and expenses	—	—	2,993	—	2,993

Income from operations	—	—	382	—	382

Other income (expense):
Interest income (expense)	(70)	(20)	(27)	—	(117)
Equity in subsidiaries, net of taxes	260	273	—	(533)	—
Minority interest	—	—	(12)	—	(12)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	(27)	—	(27)

	190	253	(66)	(533)	(156)

Income before income taxes	190	253	316	(533)	226
Provision for (benefit from) income taxes	(25)	(7)	43	—	11

Net income	$215	$260	$273	$(533)	$215

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2006
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$10,080	$—	$10,080
Costs and expenses	—	—	8,523	—	8,523

Income from operations	—	—	1,557	—	1,557

Other income (expense):
Interest income (expense)	(214)	(62)	(83)	—	(359)
Equity in subsidiaries, net of taxes	1,039	1,078	—	(2,117)	—
Minority interest	—	—	(33)	—	(33)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	(16)	—	(16)

	825	1,016	(132)	(2,117)	(408)

Income before income taxes	825	1,016	1,425	(2,117)	1,149
Provision for (benefit from) income taxes	(78)	(23)	347	—	246

Net income	$903	$1,039	$1,078	$(2,117)	$903

Nine Months Ended September 30, 2005
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$9,702	$—	$9,702
Costs and expenses	—	—	8,491	—	8,491

Income from operations	—	—	1,211	—	1,211

Other income (expense):
Interest income (expense)	(201)	(63)	(85)	—	(349)
Equity in subsidiaries, net of taxes	1,020	1,060	—	(2,080)	—
Minority interest	—	—	(33)	—	(33)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	(78)	—	(78)

	819	997	(196)	(2,080)	(460)

Income before income taxes	819	997	1,015	(2,080)	751
Benefit from income taxes	(73)	(23)	(45)	—	(141)

Net income	$892	$1,020	$1,060	$(2,080)	$892

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2006
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$903	$1,039	$1,078	$(2,117)	$903
Equity in earnings of subsidiaries, net of taxes	(1,039)	(1,078)	—	2,117	—
Other adjustments and charges	(17)	(5)	984	—	962

Net cash provided by (used in) operating activities	(153)	(44)	2,062	—	1,865

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(32)	—	(32)
Capital expenditures	—	—	(824)	—	(824)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	198	—	198
Purchases of short-term investments	(2,381)	—	—	—	(2,381)
Proceeds from sales of short-term investments	2,349	—	6	—	2,355
Net receipts from restricted trust and escrow accounts and other, net	—	—	115	—	115

Net cash used in investing activities	(32)	—	(537)	—	(569)

Cash flows from financing activities:
New borrowings	—	—	118	—	118
Debt repayments	—	—	(236)	—	(236)
Common stock repurchases	(934)	—	—	—	(934)
Cash dividends	(358)	—	—	—	(358)
Exercise of common stock options and warrants	219	—	—	—	219
Other, net	32	—	(57)	—	(25)
(Increase) decrease in intercompany and investments, net	1,345	44	(1,350)	(39)	—

Net cash provided by (used in) financing activities	304	44	(1,525)	(39)	(1,216)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	119	—	—	(39)	80
Cash and cash equivalents at beginning of period	698	—	—	(32)	666

Cash and cash equivalents at end of period	$817	$—	$—	$(71)	$746

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$892	$1,020	$1,060	$(2,080)	$892
Equity in earnings of subsidiaries, net of taxes	(1,020)	(1,060)	—	2,080	—
Other adjustments and charges	5	(7)	836	—	834

Net cash provided by (used in) operating activities	(123)	(47)	1,896	—	1,726

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(130)	—	(130)
Capital expenditures	—	—	(765)	—	(765)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	—	—	158	—	158
Purchases of short-term investments	(558)	—	(46)	—	(604)
Proceeds from sales of short-term investments	399	—	35	—	434
Net receipts from restricted trust and escrow accounts and other, net	1	—	268	—	269

Net cash provided by (used in) investing activities	(158)	—	(480)	—	(638)

Cash flows from financing activities:
New borrowings	—	—	25	—	25
Debt repayments	—	(138)	(147)	—	(285)
Common stock repurchases	(573)	—	—	—	(573)
Cash dividends	(339)	—	—	—	(339)
Exercise of common stock options and warrants	68	—	—	—	68
Other, net	—	—	(111)	—	(111)
(Increase) decrease in intercompany and investments, net	1,152	185	(1,253)	(84)	—

Net cash provided by (used in) financing activities	308	47	(1,486)	(84)	(1,215)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Increase in cash and cash equivalents	27	—	(67)	(84)	(124)
Cash and cash equivalents at beginning of period	357	—	67	—	424

Cash and cash equivalents at end of period	$384	$—	$—	$(84)	$300

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	New Accounting Pronouncements

FIN 48 — Accounting for Uncertainty in Income Taxes

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

SFAS No. 157 — Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. We are currently in the process of assessing the provisions of SFAS No. 157 and determining how this framework for measuring fair value will affect our current accounting policies and procedures and our financial statements. We have not determined whether the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

SFAS No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires companies to recognize the overfunded or underfunded status of their defined benefit postretirement plans as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As required, the Company will adopt SFAS No. 158 on December 31, 2006. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In an effort to keep our stockholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements usually relate to future events and anticipated revenues, earning, cash flows or other aspects of our operations or operating results. Forward-looking statements generally include statements containing:

•	projections about accounting and finances;

•	plans and objectives for the future;

•	projections or estimates about assumptions relating to our performance; and

•	our opinions, views or beliefs about current or future events, circumstances or performance.

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on the facts and circumstances known to us as of the date the statements are made. All phases of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Condensed Consolidated Financial Statements and the notes thereto.

Some of the risks that we face and that could affect our business and financial statements for the remainder of 2006 and beyond include:

•	competition may negatively affect our profitability or cash flows, our price increases may have negative effects on volumes, and price roll-backs and lower than average pricing to retain and attract customers may negatively affect our yield on base business;

•	we may be unable to maintain or expand margins if we are unable to control costs;

•	we may be unable to attract or retain qualified personnel, including licensed commercial drivers and truck maintenance professionals;

•	we may not be able to successfully execute or continue our operational or other margin improvement plans and programs, including pricing increases, passing on increased costs to our customers, divesting under-performing assets and purchasing accretive businesses, any of which could negatively affect our revenues and margins;

•	fuel price increases or fuel supply shortages may increase our expenses, including our tax expense if Section 45K credits are phased out due to continued high crude oil prices;

•	fluctuating commodity prices may have negative effects on our operating revenues and expenses;

•	inflation and resulting higher interest rates may have negative effects on the economy, which could result in decreases in volumes of waste generated and increases in our financing costs and other expenses;

•	the possible inability of our insurers to meet their obligations may cause our expenses to increase;

•	weather conditions cause our quarter-to-quarter results to fluctuate, and extremely harsh weather or natural disasters may cause us to temporarily shut down operations;

•	possible changes in our estimates of site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments may increase our expenses;

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	regulations may negatively impact our business by, among other things, increasing compliance costs and potential liabilities;

•	if we are unable to obtain and maintain permits needed to open, operate and/or expand our facilities, our results of operations will be negatively impacted;

•	limitations or bans on disposal or transportation of out-of-state or cross-border waste or certain categories of waste can increase our expenses and reduce our revenues;

•	possible charges as a result of shut-down operations, uncompleted development or expansion projects or other events may negatively affect earnings;

•	trends requiring recycling or waste reduction at the source and prohibiting the disposal of certain types of wastes could have negative effects on volumes of waste going to landfills and waste-to-energy facilities, which are higher margin businesses than recycling;

•	efforts by labor unions to organize our employees may divert management’s attention and increase operating expenses and we may be unable to negotiate acceptable collective bargaining agreements with those who have chosen to be represented by unions, which could lead to union-initiated work stoppages, including strikes, which could adversely affect our results of operations and cash flows;

•	negative outcomes of litigation or threatened litigation or governmental proceedings may increase our costs, limit our ability to conduct or expand our operations, or limit our ability to execute our business plans and strategies;

•	possible errors or problems implementing and deploying new information technology systems may decrease our efficiencies and increase our costs to operate;

•	the adoption of new accounting standards or interpretations may cause fluctuations in quarterly results of operations or adversely impact our results of operations; and

•	we may reduce or eliminate our dividend or share repurchase program or we may need additional capital if cash flows are less than we expect or capital expenditures are more than we expect, and we may not be able to obtain any needed capital on acceptable terms.

These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

General

Our principal executive offices are located at 1001 Fannin Street, Suite 4000, Houston, Texas 77002. Our telephone number at this address is (713) 512-6200. Our website address is http://www.wm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are all available, free of charge, on our website as soon as practicable after we file the reports with the SEC. Our stock is traded on the New York Stock Exchange under the symbol “WMI.”

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Overview

In the third quarter of 2006, our operating results continued to reflect the progress we are making in margin expansion as a result of the strength of our pricing, cost control and fix-or-sell initiatives. In the third quarter of 2006, revenues increased by $66 million when compared with the three months ended September 30, 2005, largely as a result of growth in our yield on base business. Internal revenue growth from yield on base business increased by $120 million, or 3.6% in the third quarter of 2006, which was partially offset by decreased revenues due to lost volumes. Our volume declines are partially attributable to our focus on improving margins through our pricing initiatives and our divestitures of under-performing businesses. The remaining volume-related revenue declines are due to the loss of nearly one workday when compared with the same period of the prior year and to lower volumes from non-core revenues. For the three months ended September 30, 2006, our operating costs as a percentage of revenue decreased by 1.8 percentage points when compared with the same period of 2005, demonstrating our ability to manage our overall cost structure. Our selling, general and administrative costs as a percentage of revenue for the three months ended September 30, 2006 increased by 0.8 percentage points, largely due to higher bonus expense as a result of the overall improvement in our performance. The increase in selling, general and administrative expenses is also due to non-capitalizable costs incurred to support the development of our revenue management system and the increased costs for our national advertising campaign, both of which we expect to provide long-term benefits to the growth and sustainability of our business.

Our net income for the quarter was $300 million, or $0.55 per diluted share, as compared with $215 million, or $0.38 per diluted share, in the third quarter of 2005. For the nine months ended September 30, 2006, our net income was $903 million, or $1.65 per diluted share, as compared with $892 million, or $1.57 per diluted share, for the same period in 2005. Items that negatively affected the 2005 results and are not part of our ongoing operations had a significant impact on the comparability of our current year results with those of 2005. These items include: asset impairments and unusual items related to the impairment of capitalized software costs and settlements of legal obligations; a restructuring charge related to our July 2005 reorganization; and a charge to amortization expense to reflect the cumulative impact of correcting amortization periods of certain landfills. Notwithstanding these items, each of which is more fully discussed in the following discussion and analysis, we saw improvements in our continuing operations and we remain confident that our strategies will continue to show positive results.

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, certain GAAP measures include non-recurring or otherwise unusual items that management does not believe reflect fundamental business performance. We believe it is sometimes appropriate to exclude such items and present non-GAAP measures to provide additional meaningful comparisons between periods. Additionally, we have included free cash flow, which is a non-GAAP measure of liquidity, in our disclosures because we use this measure in the evaluation and management of our business and believe it is indicative of our ability to pay our quarterly dividends, repurchase our common stock and fund acquisitions. Free cash flow is not intended to replace the GAAP measure of “Net cash provided by operating activities.” However, by subtracting cash used for capital expenditures and adding the cash proceeds from divestitures and other asset sales, we believe free cash flow gives investors greater insight into our liquidity and ability to generate cash.

We experienced growth in our 2006 operating and free cash flow, which reflects the improvements in our operating results, particularly those contributed by our increase in revenue from our pricing program. Cash used for capital expenditures increased by 31% in the three months ended September 30, 2006 as compared with the same period in 2005, and we currently expect to see continued increases in our capital expenditures in the fourth quarter, on both a year-over-year and a sequential quarter basis. Therefore, a decrease in free cash flow for the fourth quarter of 2006 may occur unless there is a significant increase in proceeds from sales of businesses under our divestiture program. However, in the nine months ended September 30, 2006, we have already reached our initial 2006 full year forecast of $1.2 billion to $1.3 billion of free cash flow. Therefore, we believe that even with possible decreases in free cash flow in the fourth quarter, we will either meet or exceed our full year projections. Therefore, any potential decrease in our fourth quarter 2006 free cash flow should be viewed solely as a timing difference regarding capital

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenditures. We remain confident in our ability to continue generating free cash flow sufficient for our business plans.

Free cash flow for the three and nine-month periods ended September 30, 2006 and 2005 is summarized in the table below (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net cash provided by operating activities	$745	$623	$1,865	$1,726
Capital expenditures	(357)	(272)	(824)	(765)
Proceeds from divestitures of businesses, net of cash divested, and other sales of assets	43	34	198	158

Free cash flow	$431	$385	$1,239	$1,119

Basis of Presentation of Consolidated and Segment Financial Information

Accounting Change — On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment (“SFAS No. 123(R)”), which requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant. We adopted SFAS No. 123(R) using the modified prospective method, which results in (i) the recognition of compensation expense using the provisions of SFAS No. 123(R) for all share-based awards granted or modified after December 31, 2005 and (ii) the recognition of compensation expense using the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) for all unvested awards outstanding at the date of adoption.

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

In December 2005, the Management Development and Compensation Committee of our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plans, effective December 28, 2005. The decision to accelerate the vesting of outstanding stock options was made primarily to reduce the non-cash compensation expense that we would have otherwise recorded in future periods as a result of adopting SFAS No. 123(R). We estimate that the acceleration eliminated approximately $55 million of cumulative pre-tax compensation charges that would have been recognized during 2006, 2007 and 2008 as the stock options would have continued to vest. We recognized a $2 million pre-tax charge to compensation expense during the fourth quarter of 2005 as a result of the acceleration, but do not expect to recognize future compensation expense for the accelerated options under SFAS No. 123(R) unless further modifications are made to the options, which is not anticipated.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, as a result of changes in accounting required by SFAS No. 123(R) and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, the Management Development and Compensation Committee approved a substantial change in the form of awards that we grant. Beginning in 2005, annual stock option grants, as well as stock option grants in connection with new hires and promotions, were replaced with either (i) grants of restricted stock units and performance share units or (ii) an enhanced cash compensation award. The terms of restricted stock units and performance share units granted during 2006 are summarized in Note 8 to the Condensed Consolidated Financial Statements.

The following table presents compensation expense recognized in connection with restricted stock, restricted stock units and performance share units (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Compensation expense	$6	$3	$15	$14
Compensation expense, net of tax	$4	$2	$9	$9

As discussed above, the decisions of the Management Development and Compensation Committee of the Board of Directors related to equity-based compensation included the consideration of the expected impact of adopting SFAS No. 123(R) and resulted in their decision to accelerate the vesting of outstanding stock options and replace stock options with restricted stock units and performance share units. As a result of these changes, the adoption of SFAS No. 123(R) on January 1, 2006 did not significantly affect our accounting for equity-based compensation or net income for the nine months ended September 30, 2006. We do not currently expect this change in accounting to significantly impact our future results of operations. However, we do expect equity-based compensation expense to increase over the next three to four years because of the incremental expense that will be recognized each year as additional awards are granted.

Reclassification of Segment Information — In the third quarter of 2005, we eliminated our Canadian Group office, and the management of our Canadian operations was allocated among our Eastern, Midwest and Western Groups. The historical operating results of our Canadian operations have been allocated to the Eastern, Midwest and Western Groups to provide financial information that consistently reflects our current approach to managing our operations. This reorganization also resulted in the centralization of certain Group office functions. The administrative costs associated with these functions were included in the measurement of income from operations for our reportable segments through August 2005, when the integration of these functions with our existing centralized processes was completed. Beginning in September 2005, these administrative costs have been included in the income from operations of our Corporate organization. The reallocation of these costs has not significantly affected the operating results of our reportable segments for the periods presented.

Reconsideration of a Variable Interest — During the third quarter of 2003, we issued a letter of credit to support the debt of a surety bonding company established by an unrelated third party to issue surety bonds to the waste industry and other industries. The letter of credit, which was valued at $28.6 million, served as a guarantee of the entity’s debt obligations. In 2003, we determined that our guarantee created a significant variable interest in a variable interest entity, and that we were the primary beneficiary of the variable interest entity under the provisions of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Accordingly, from the third quarter of 2003 until April 2006, this variable interest entity was consolidated into our financial statements.

During 2006, the debt of this entity was refinanced. As a result of the refinancing, our guarantee arrangement was also renegotiated, reducing the value of our guarantee to approximately $5 million as of September 30, 2006. We determined that the refinancing of the entity’s debt obligations and corresponding renegotiation of our guarantee

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represented significant changes in the entity that required reconsideration of the applicability of FIN 46. As a result of the reconsideration of our interest in this variable interest entity, we concluded that we are no longer the primary beneficiary of this entity. Accordingly, in April 2006, we deconsolidated the surety bonding company. The deconsolidation of this entity did not materially impact our Condensed Consolidated Financial Statements for the periods presented.

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

Results of Operations

The following table presents, for the periods indicated, the period-to-period change in dollars (in millions) and percentages for the respective Condensed Consolidated Statement of Operations line items:

	Period-to-Period		Period-to-Period
	Change For the		Change For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006 and 2005		2006 and 2005

Operating revenues	$66	2.0%	$378	3.9%

Costs and expenses:
Operating	(21)	(1.0)	61	1.0
Selling, general and administrative	35	11.3	88	9.2
Depreciation and amortization	(29)	(7.9)	(23)	(2.2)
Restructuring	(27)	*	(27)	*
(Income) expense from divestitures, asset impairments and unusual items	(67)	*	(67)	*

	(109)	(3.6)	32	0.4

Income from operations	175	45.8	346	28.6

Other income (expense):
Interest income (expense), net	3	(2.6)	(10)	2.9
Equity in net losses of unconsolidated entities	7	*	61	*
Minority interest	1	(8.3)	—	—
Other, net	1	*	1	*

	12	(7.7)	52	(11.3)

Income before income taxes	$187	82.7%	$398	53.0%

*	Percentage change does not provide a meaningful comparison.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents, for the periods indicated, the percentage relationship that the respective Condensed Consolidated Statement of Operations line items bear to operating revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating	63.4	65.2	64.3	66.2
Selling, general and administrative	10.0	9.2	10.3	9.8
Depreciation and amortization	9.9	10.9	10.1	10.7
Restructuring	—	0.8	—	0.3
(Income) expense from divestitures, asset impairments and unusual items	0.5	2.6	(0.1)	0.6

	83.8	88.7	84.6	87.6

Income from operations	16.2	11.3	15.4	12.4

Other income (expense):
Interest income (expense), net	(3.3)	(3.5)	(3.5)	(3.6)
Equity in net losses of unconsolidated entities	(0.6)	(0.8)	(0.2)	(0.8)
Minority interest	(0.3)	(0.3)	(0.3)	(0.3)
Other, net	—	—	—	—

	(4.2)	(4.6)	(4.0)	(4.7)

Income before income taxes	12.0%	6.7%	11.4%	7.7%

Operating Revenues

Our operating revenues for the three and nine months ended September 30, 2006 were $3.4 billion and $10.1 billion, respectively, compared with $3.4 billion and $9.7 billion for the three and nine months ended September 30, 2005, respectively. We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Wheelabrator (which includes our waste-to-energy facilities and independent power production plants, or IPPs) and Recycling Groups. These six operating Groups are our reportable segments. Shown below (in millions) is the contribution to revenues during each period provided by our six operating Groups and our Other waste services:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Eastern	$998	$1,003	$2,901	$2,842
Midwest	813	801	2,346	2,286
Southern	951	892	2,840	2,641
Western	805	801	2,382	2,298
Wheelabrator	233	231	677	647
Recycling	199	213	580	629
Other	70	73	217	217
Intercompany	(628)	(639)	(1,863)	(1,858)

Total	$3,441	$3,375	$10,080	$9,702

Our operating revenues generally come from fees charged for our collection, disposal, transfer, Wheelabrator and recycling services. Some of the fees we charge to our customers for collection services are billed in advance; a liability for future service is recorded when we bill the customer and operating revenues are recognized as services

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Collection	$2,251	$2,199	$6,661	$6,424
Landfill	838	816	2,422	2,283
Transfer	469	462	1,369	1,312
Wheelabrator	233	231	677	647
Recycling and other	278	306	814	894
Intercompany	(628)	(639)	(1,863)	(1,858)

Total	$3,441	$3,375	$10,080	$9,702

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period		Period-to-Period
	Change For the		Change For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006 and 2005		2006 and 2005

Average yield:
Base business	$120	3.6%	$365	3.8%
Commodity	—	—	(56)	(0.6)
Electricity (IPPs)	—	—	2	—
Fuel surcharge and mandated fees	33	1.0	122	1.3

Total	153	4.6	433	4.5
Volume	(61)	(1.8)	(41)	(0.4)

Internal growth	92	2.8	392	4.1
Acquisitions	10	0.3	44	0.4
Divestitures	(48)	(1.4)	(96)	(1.0)
Foreign currency translation	12	0.3	38	0.4

	$66	2.0%	$378	3.9%

Base Business — Revenue growth from yield on base business reflects the effect on our revenue from the pricing activities of our collection, transfer, disposal and waste-to-energy operations, exclusive of volume changes. Our revenue growth from base business yield includes not only price increases, but also (i) price decreases to retain

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers; (ii) changes in average price from new and lost business; and (iii) certain average price changes related to the overall mix of services, which are due to both the types of services provided and the geographic locations where our services are provided. Our pricing excellence initiative continues to be the primary contributor to internal revenue growth. Base business yield provided revenue growth for each line of business during the three and nine months ended September 30, 2006 when compared with the corresponding periods of the prior year.

When comparing the three and nine months ended September 30, 2006 with the comparable prior year periods, the revenue growth from base business yield is primarily attributable to our collection operations, where we experienced substantial revenue growth in every geographic operating group. Our base business yield improvement resulted largely from our continued focus on pricing our business based on market-specific factors, including our costs. As discussed below, the significant collection revenue increase due to yield has been partially offset by revenue declines from lower collection volumes. In assessing the impact of higher collection yield on our volumes, we continue to find that, in spite of collection volume declines, revenue growth from base business yield and a focus on controlling variable costs are providing notable margin and cash flow improvements.

In addition to the improvements in the collection line of business, we have experienced substantial yield contributions to revenues from our waste-to-energy facilities, transfer stations and on construction and demolition, municipal solid waste and special waste streams at our landfills. Revenue improvements at our waste-to-energy facilities were largely due to significant increases in the rates charged for electricity under our long-term contracts with electric utilities, which generally are indexed to natural gas prices. Base business yield improvements at our transfer stations and landfills are due to the improved pricing practices implemented as a result of our findings from our landfill pricing study during 2005.

Our environmental cost recovery fee increased revenues by $13 million and $31 million during the three and nine months ended September 30, 2006, respectively, when compared with the same periods in 2005. Other fee programs targeted at recovering the costs we incur for services, such as the collection of past due balances, also contributed to yield improvement in the current year periods.

Commodity — Revenues attributable to recycling commodities were flat when comparing the three months ended September 30, 2006 with the three months ended September 30, 2005, but have decreased significantly when comparing the nine-month periods. This decrease is largely due to declines in the market prices for commodities we process. For example, during the nine months ended September 30, 2006, the average price for old corrugated cardboard dropped by about 9%, from $78 per ton in 2005 to $71 per ton in 2006, and the average price for old newsprint was down by about 10%, from $83 per ton in the first nine months of 2005 to $75 per ton in the first nine months of 2006.

Fuel surcharge and mandated fees — When comparing revenues for the three and nine months ended September 30, 2006 with those of the comparable prior year periods, fuel surcharges increased revenues by $31 million and $120 million, respectively. This is due to (i) an increase in market prices for fuel; (ii) an increase in the number of customers covered by our fuel surcharge program; and (iii) the revision of our fuel surcharge program at the beginning of the third quarter of 2005 to incorporate the estimated indirect fuel cost increases passed on to us by subcontracted haulers and vendors. The increases in our operating expenses due to higher diesel fuel prices include our direct fuel costs for our operations, included in Operating Expenses — Fuel, as well as estimated indirect costs, which are included primarily in Operating Expenses — Subcontractor Costs. As discussed in that section, both components were recovered by our fuel surcharge program during the three and nine months ended September 30, 2006. There was not a significant change in revenues attributable to mandated fees during the three and nine months ended September 30, 2006 when compared with the same periods in 2005.

Volume — The year-over-year changes in volume-related revenues for both the three and nine months ended September 30, 2006 have been driven by declines in our collection volumes, which have been partially offset by increased disposal volumes.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We experienced declines of $53 million and $122 million in volume-related revenues in our collection business for the three and nine months ended September 30, 2006, respectively, due primarily to our focus on improving the margins in this line of business through pricing. For the three months ended September 30, 2006, this volume-related decline was the most significant in our industrial and residential collection operations, with our Eastern and Midwestern Groups experiencing the most notable decreases. For the nine months ended September 30, 2006, this volume-related revenue decline was the most significant in our residential collection operations, with our Eastern, Southern and Midwestern Groups experiencing the most notable decreases. Our commercial and industrial collection operations have also experienced volume-related revenue declines in 2006, principally in the Eastern and Midwestern Groups.

For the three and nine months ended September 30, 2006, increases in the revenue generated from our disposal volumes have partially offset the decline in revenue from collection volumes. We believe that the continued strength of the economy and favorable weather in many parts of the country were the primary drivers of the higher disposal volumes, which were particularly strong in the Southern Group. The growth in revenues from our disposal-related volumes is driven primarily from our special waste, municipal solid waste and construction and demolition waste streams.

Also contributing to the changes in our volume-related revenues for 2006 were (i) an increase in volume-related revenues during the first half of 2006 associated with continued hurricane related services, (ii) nearly one less workday during the third quarter of 2006 when compared with the third quarter of 2005, (iii) the deconsolidation of a variable interest entity during the second quarter of 2006 and (iv) a decline in revenue due to the completion in early 2006 of the construction of an integrated waste facility on behalf of a municipality in Canada. The revenue generated by this construction project in 2005 was low margin.

Divestitures — The $48 million and $96 million declines in divestiture related revenue for the three and nine months ended September 30, 2006, respectively, are associated with the Company’s divestiture of under-performing or non-strategic operations.

Operating Expenses

Our operating expenses include (i) labor and related benefits (excluding labor costs associated with maintenance and repairs included below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third party disposal facilities and transfer stations; (iii) maintenance and repairs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs charged by independent haulers who transport our waste to disposal facilities and are driven by transportation costs such as fuel prices; (v) costs of goods sold, which are primarily the rebates paid to suppliers associated with recycling commodities; (vi) fuel costs, which represent the costs of fuel and oil to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees and royalties; (viii) landfill operating costs, which include landfill remediation costs, leachate and methane collection and treatment, other landfill site costs and interest accretion on asset retirement obligations; (ix) risk management costs, which include workers’ compensation and insurance and claim costs; and (x) other operating costs, which include, among other costs, equipment and facility rent and property taxes.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months				Nine Months
	Ended		Period to		Ended		Period to
	September 30,		Period		September 30,		Period
	2006	2005	Change		2006	2005	Change

Labor and related benefits	$625	$627	$(2)	(0.3)%	$1,865	$1,847	$18	1.0%
Transfer and disposal costs	322	328	(6)	(1.8)	948	957	(9)	(0.9)
Maintenance and repairs	273	278	(5)	(1.8)	852	843	9	1.1
Subcontractor costs	252	244	8	3.3	741	680	61	9.0
Cost of goods sold	158	164	(6)	(3.7)	440	489	(49)	(10.0)
Fuel	155	143	12	8.4	446	382	64	16.8
Disposal and franchise fees and taxes	165	169	(4)	(2.4)	481	483	(2)	(0.4)
Landfill operating costs	62	59	3	5.1	172	170	2	1.2
Risk management	75	82	(7)	(8.5)	227	236	(9)	(3.8)
Other	94	108	(14)	(13.0)	308	332	(24)	(7.2)

	$2,181	$2,202	$(21)	(1.0)%	$6,480	$6,419	$61	1.0%

Our operating expenses for the three months ended September 30, 2006 declined from the corresponding prior year period for the first time since the second quarter of 2002. Operating expenses as a percentage of revenue improved for both the three and nine months ended September 30, 2006 as compared with the same period of the prior year. For the three months ended September 30, 2006, our operating expense margin improved 1.8 percentage points, from 65.2% in 2005 to 63.4% in 2006. For the year-to-date period, operating expenses as a percentage of revenue improved 1.9 percentage points, from 66.2% in 2005 to 64.3% in 2006. These improvements can be attributed to the fact that we experienced increased revenues while controlling our total operating costs. Our ability to maintain consistent operating costs demonstrates progress on our operational excellence initiatives such as improving productivity, reducing fleet maintenance costs, standardizing operating practices and improving safety.

Our operating expenses have also declined as a result of our divestiture of under-performing or non-strategic operations and due to reduced volumes related to our pricing program and the loss of nearly one workday during the current quarter. Both divestitures and reduced volumes have contributed to cost savings in every category throughout 2006. The divestiture and volume-related declines in our operating expenses were the most significant during the three months ended September 30, 2006 as the effect of our divestiture program accumulates and our pricing initiatives continue to result in the shedding of low-margin revenues. The increased significance of our divestiture program and pricing initiatives to our operating expenses is consistent with the volume-related and divestiture-related revenue declines experienced during the current quarter, which are discussed in the Operating Revenues section above.

Other significant factors affecting the change in operating expenses between the three and nine months ended September 30, 2006 and the prior year periods are summarized below.

Labor and related benefits — These costs have increased in 2006 as a result of higher hourly wages and salaries, principally due to annual merit increases as well as higher bonus expense due to the overall improvement in our performance on a year-over-year basis. These cost increases were partially offset by declines in health and welfare insurance expenses largely due to our focus on controlling costs.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subcontractor costs — The primary drivers of these cost increases were increases in the fuel surcharges we pay to third party subcontractors due to higher diesel fuel prices and increased subcontracted services managed by our Upstream organization. Subcontractor cost increases attributable to higher fuel costs were offset by the revenue generated from our fuel surcharge program, which is reflected as fuel price increases within Operating Revenues.

Cost of goods sold — During the nine months ended September 30, 2006, this cost decrease is primarily attributable to a decline in market prices for the commodities processed by our Recycling Group. Changes in the market prices for commodities also affect our revenues, resulting in a corresponding decline in commodity related revenues. In addition, these costs have decreased year-over-year due to the completion of our construction of an integrated waste facility for a municipality in Canada, which had caused a substantial increase in these costs during 2005.

Fuel — When compared with the corresponding prior year periods, we experienced an average increase in the cost of fuel of $0.36 per gallon for the three months ended September 30, 2006 and $0.46 per gallon for the nine months ended September 30, 2006. However, this cost increase is offset by our fuel surcharges to customers, which are reflected as fuel price increases within our Operating Revenues section above.

Other — The decline in these costs for the three and nine months ended September 30, 2006 is partially attributable to the deconsolidation of a variable interest entity in April 2006 and insurance recoveries associated with Hurricane Katrina. Gains recognized on the sales of assets also contributed to the year-to-date decline in our other operating costs.

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

The following table summarizes the major components of our selling, general and administrative costs for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months				Nine Months
	Ended		Period to		Ended		Period to
	September 30,		Period		September 30,		Period
	2006	2005	Change		2006	2005	Change

Labor and related benefits	$195	$182	$13	7.1%	$595	$572	$23	4.0%
Professional fees	41	35	6	17.1	119	109	10	9.2
Provision for bad debts	16	13	3	23.1	38	34	4	11.8
Other	92	79	13	16.5	288	237	51	21.5

	$344	$309	$35	11.3%	$1,040	$952	$88	9.2%

Our labor costs, professional fees and other general and administrative costs for the three and nine months ended September 30, 2006 increased by an aggregate of $4 million and $13 million, respectively, due to non-capitalizable costs incurred to support the development of our revenue management system. Other significant changes in these costs are summarized below.

Labor and related benefits — The current year increases are primarily attributable to higher bonus expense largely due to the overall improvement in our performance on a year-over-year basis; higher salaries and hourly wages driven by annual merit increases; and higher non-cash compensation costs associated with the equity-based

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation provided for by our employee stock purchase plan and our long-term incentive plan. These increases were partially offset by savings associated with our July 2005 restructuring.

Professional Fees — The current increases are also attributable to higher consulting fees related to our pricing initiatives.

Other — We are currently undergoing an unclaimed property audit, which is being directed by several state authorities. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. During 2006, we have submitted unclaimed property filings with all states. As a result of our findings, we determined that we had unrecorded obligations associated with unclaimed property for escheatable items for various periods between 1980 and 2004. The increase in our year-to-date expenses includes a $19 million charge recognized during the first quarter of 2006 to record these unrecorded obligations. Refer to Note 9 of our Condensed Consolidated Financial Statements for additional information related to the nature of this charge. The current year increases are also due to higher sales and marketing costs related to our national advertising campaign.

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

Depreciation and amortization expense for the three months ended September 30, 2006 was $340 million, or 9.9% of revenues, compared with $369 million, or 10.9% of revenues, for the comparable prior year period. For the nine months ended September 30, 2006, depreciation and amortization expense was $1,013 million, or 10.0% of revenues, compared with $1,036 million, or 10.7% of revenues, for the nine months ended September 30, 2005. Depreciation and amortization expenses were higher in 2005 as a result of a $22 million charge to landfill amortization expense recorded to adjust the amortization periods of five of our landfills. These adjustments reflected cumulative corrections resulting from reducing the amortization periods of the landfills and were necessary to align the lives of the landfills for amortization purposes with the terms of the underlying contractual agreements supporting their operations.

Restructuring

During the third quarter of 2005, we reorganized and simplified our organizational structure by eliminating certain support functions performed at the Group or Corporate office. We also eliminated the Canadian Group office, which reduced the number of our operating groups from seven to six. This reorganization has reduced costs at the Group and Corporate offices and increased the accountability of our Market Areas. The most significant cost savings as a result of this reorganization have been attributable to the labor and related benefits component of our “Selling, general and administrative” expenses. During the third quarter of 2005, we recorded $27 million of pre-tax charges for costs associated with the implementation of the new structure, principally for employee severance and benefit costs.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Asset impairments	$15	$61	$28	$98
(Income) expense from divestitures	3	(5)	(39)	(76)
Other	1	30	1	35

	$19	$86	$(10)	$57

Asset impairments — During the second and third quarters of 2006, we recorded impairment charges of $13 million and $5 million, respectively, for operations we intend to sell as part of our divestiture program. The charges were required to reduce the carrying values of the operations to their estimated fair values less the cost to sell in accordance with the guidance provided by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for assets to be disposed of by sale. In addition, during the third quarter of 2006, we recorded impairment charges of $10 million related to operations in our Recycling and Southern Groups.

During the second quarter of 2005, we recorded a $35 million charge for the impairment of the Pottstown Landfill located in West Pottsgrove Township, Pennsylvania. We determined that an impairment was necessary because, on May 18, 2005, the Pennsylvania Environmental Hearing Board upheld a denial by the Pennsylvania Department of Environmental Protection of a permit application for a vertical expansion at the landfill. After the denial was upheld, the Company reviewed the options available at the Pottstown Landfill and the likelihood of the possible outcomes of those options. After such evaluation and considering the length of time required for the appeal process and the permit application review, we decided not to pursue an appeal of the permit denial. This decision was primarily due to the expected impact of the permitting delays, which would hinder our ability to fully utilize the expansion airspace before the landfill’s required closure in 2010.

During the third quarter of 2005, we recognized a $59 million charge for capitalized software costs associated with the development of a revenue management system. The impairment of these software costs was recognized as a result of our decision to enter into an agreement for the license, implementation and maintenance of a new revenue management system.

(Income) expense from divestitures — We recognized $3 million of net losses and $39 million of net gains on divestitures during the three and nine months ended September 30, 2006, respectively, which were direct results of the execution of our plan to review under-performing or non-strategic operations and to either improve their performance or dispose of the operations. The majority of these net gains relates to operations located in our Western Group. Total proceeds from divestitures completed during the nine months ended September 30, 2006 were $159 million, all of which were received in cash.

During the second and third quarters of 2005, we recognized $37 million in gains as a result of the divestiture of certain operations in our Western and Southern Groups. In addition, in the first quarter of 2005, we recognized a $39 million gain as a result of the divestiture of a landfill in Ontario, Canada, which was required pursuant to a Divestiture Order by the Canadian Competition Bureau, resulting in a total of $76 million of gains on divestitures for the nine months ended September 30, 2005. Total proceeds from divestitures completed during the nine months ended September 30, 2005 were $151 million, of which $119 million was received in cash, $23 million was in the form of a note receivable and $9 million was in the form of non-monetary assets.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not believe that these divestitures are material either individually or in the aggregate and we do not expect these divestitures to materially affect our consolidated financial position or future results of operations or cash flows.

Other — In the first quarter of 2005, we recognized a charge of approximately $16 million for the impact of a litigation settlement reached with a group of stockholders that opted not to participate in the settlement of the securities class action lawsuit against us related to 1998 and 1999 activity. During the third quarter of 2005, we settled our ongoing defense costs and possible indemnity obligations for four former officers of WM Holdings related to legacy litigation brought against them by the SEC. As a result, we recorded a $26.8 million charge for the funding of the court-ordered distribution of $27.5 million to our shareholders in settlement of the legacy litigation against the former officers. This charge was partially offset by the recognition of a $14 million net benefit recorded during the nine months ended September 30, 2005, which was primarily for adjustments to our receivables and estimated obligations for non-solid waste operations divested in 1999 and 2000.

Income From Operations by Reportable Segment

The following table summarizes income from operations for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended		Period to		Nine Months Ended		Period to
	September 30,		Period		September 30,		Period
	2006	2005	Change		2006	2005	Change

Operating segments:
Eastern	$110	$120	$(10)	(8.3)%	$328	$259	$69	26.6%
Midwest	135	114	21	18.4	366	307	59	19.2
Southern	204	173	31	17.9	611	528	83	15.7
Western	144	122	22	18.0	425	350	75	21.4
Wheelabrator	98	93	5	5.4	234	217	17	7.8
Recycling	(9)	1	(10)	*	7	9	(2)	*
Other	(3)	(29)	26	*	(16)	(10)	(6)	*

	679	594	85	14.3	1,955	1,660	295	17.8
Corporate and other	(122)	(212)	90	(42.5)	(398)	(449)	51	(11.4)

Total	$557	$382	$175	45.8%	$1,557	$1,211	$346	28.6%

*	Percentage change does not provide a meaningful comparison.

Operating segments — Revenue growth from base business yield improvement, which is the result of our continued focus on pricing, significantly contributed to the operating income of each of our geographic Groups during the three and nine months ended September 30, 2006. Base business yield provided revenue growth for each line of business in 2006, but was driven primarily by our collection operations, where we experienced substantial revenue growth in every geographic operating group. The operating results of the Groups have also benefited from our focus on cost control and increases in our higher margin disposal volumes. These improvements were partially offset by declines in our volume-related revenues in the collection line of business, particularly in our Eastern Group. See the additional discussion in the Operating Revenues section above.

The operating results for the three and nine months ended September 30, 2006 also compare favorably with the same periods in the prior year due to the $27 million restructuring charge recognized during the third quarter of

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005. “Corporate and other” reflects $10 million of this impact with the remaining $17 million allocated across the operating groups. See additional discussion of these charges in the Restructuring section above.

Other significant items affecting the operating segments’ results of operations for the three and nine months ended September 30, 2006 as compared with 2005 are summarized below:

Eastern — The nine months ended September 30, 2005 was negatively affected by the recognition of a $35 million impairment charge related to the Pottstown landfill recognized during the second quarter of 2005. A $13 million impairment of businesses being sold as part of our divestiture program negatively affected the Group’s operating income for the three and nine months ended September 30, 2006. It should be noted that this charge was initially recorded during the second quarter of 2006 and was reflected in “Other” because impairments resulting from our accounting for assets-held-for-sale are generally not reflected within the operating results of the related Group in the initial period of the assessment due to the timing of our processes associated with the analyses. Finally, the operating results of our Eastern Group for 2006 and 2005 were negatively affected by costs incurred in connection with labor strikes. For the three and nine months ended September 30, 2006, we incurred $4 million and $14 million, respectively, of costs related primarily to a strike in the New York City area. The Group incurred similar costs during the first quarter of 2005 for a labor strike in New Jersey, which decreased operating income for the nine months ended September 30, 2005 by approximately $9 million.

Southern — In the second quarter of 2005, we recognized $12 million in gains on the divestiture of certain operations in Georgia and North Carolina.

Western — Gains on divestitures of operations were $46 million for the nine months ended September 30, 2006 as compared with $24 million for the same period in 2005

Recycling — During the third quarter of 2006, the Group recognized $10 million of charges for the impairment of certain under-performing operations and a $4 million loss associated with the divestiture of several glass recycling facilities.

Other — The comparative increase in income from operations for the three months ended September 30, 2006 was driven by (i) a third quarter of 2005 adjustment to reflect a $22 million charge to “Depreciation and amortization” expense recorded to adjust the amortization periods of five landfills and (ii) the current quarter reversal of the $13 million held-for-sale impairment charge recognized in the second quarter of 2006 that is now reflected in the operating income of our Eastern Group.

Income from operations attributed to our other operations for the nine months ended September 30, 2006 as compared with the same period in 2005 is relatively flat due to the offsetting impacts of (i) the recognition of a $39 million gain during the first quarter of 2005 resulting from the divestiture of one of our landfills in Ontario, Canada; (ii) the previously discussed $22 million charge to “Depreciation and amortization” expense during the third quarter of 2005; and (iii) certain other quarter-end adjustments related to the operating segments that are recorded in consolidation and, due to timing, not included in the measure of segment income from operations used to assess their performance for the periods disclosed.

Corporate and other — Expenses decreased in the nine months ended September 30, 2006 as compared with the same period of the prior year primarily due to a third quarter 2005 impairment charge of $59 million associated with capitalized software costs and $49 million of charges recognized in the first and third quarters of 2005 associated with the settlement of litigation and other legal matters. These items are discussed in the (Income) Expense from Divestitures, Asset Impairments and Unusual Items section above. In addition, Corporate has experienced lower risk management and employee health and welfare plan costs during the three and nine months ended September 30, 2006 largely due to our focus on safety and controlling costs.

Partially offsetting these favorable items are various cost increases, which include (i) a $19 million charge recorded in the first quarter 2006 to recognize unrecorded obligations associated with unclaimed property, which is

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discussed in the Selling, General and Administrative section above; (ii) increased incentive compensation expense associated with the Company’s current strong performance; (iii) higher consulting fees and sales commissions primarily related to our pricing initiatives; (iv) an increase in our marketing costs due to our national advertising campaign; and (v) the centralization of support functions that were provided by our Group offices prior to our 2005 reorganization.

Other Components of Net Income

The following table summarizes the other major components of our net income for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Period to Period		September 30,		Period to Period
	2006	2005	Change		2006	2005	Change

Interest income (expense), net	$(114)	$(117)	$3	(2.6)%	$(359)	$(349)	$(10)	2.9%
Equity in net losses of unconsolidated entities	(20)	(27)	7	(25.9)	(18)	(79)	61	(77.2)
Minority interest	(11)	(12)	1	(8.3)	(33)	(33)	—	—
Other, net	1	—	(1)	*	2	1	1	*
Provision for (benefit from) income taxes	113	11	102	*	246	(141)	387	*

*	Percentage change does not provide a meaningful comparison.

Interest income (expense), net — The $3 million decrease in net interest expense during the three months ended September 30, 2006 is a result of a $16 million increase in interest income offset in part by a $13 million increase in interest expense. The $10 million increase in net interest expense during the nine months ended September 30, 2006 is a result of a $43 million increase in interest expense offset in part by a $33 million increase in interest income. The increases in interest income are due to (i) an increase in our available cash, which resulted in an increase in our investments in variable rate demand notes and auction rate securities; (ii) higher market interest rates and (iii) the realization of interest income as a result of tax audit settlements. The increases in interest expense are generally attributable to higher market interest rates, which impact the interest expense associated with the variable portion of our debt obligations. As of September 30, 2006, interest expense on 35% of our total debt is driven by variability in market interest rates.

Equity in net losses of unconsolidated entities — In 2004, we acquired an equity interest in two coal-based, synthetic fuel production facilities. The activities of these facilities drive our “Equity in net losses of unconsolidated entities.” We recognized losses of $20 million and $21 million during the three and nine months ended September 30, 2006, respectively, due to the activities of these facilities. Our equity in the losses of these facilities was $28 million and $83 million for the three and nine months ended September 30, 2005, respectively. The significant decrease in the equity losses attributable to these facilities when comparing the nine months ended September 30, 2006 to the corresponding prior year period is due to (i) the estimated effect of a 35% phase-out of Section 45K (formerly Section 29) credits generated during 2006 on our contractual obligations associated with funding the facilities’ losses; (ii) the suspension of operations at the facilities from May to September of 2006; and (iii) a cumulative adjustment necessary to appropriately reflect our life-to-date obligations to fund the costs of operating the facilities and the value of our investment. Our equity losses from the facilities during the three months ended September 30, 2006 are primarily related to a change in our estimated obligations associated with the facilities’ operations during the first and second quarters of 2006. This change in estimate was driven by the significant decline in our estimate of the phase-out percentage during the current quarter (from 78% at June 30, 2006 to 35% at September 30, 2006) as a result of a substantial decrease in the market price of crude oil. The impact of these facilities on our provision for taxes is discussed below within Provision for (benefit from) income taxes.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provision for (benefit from) income taxes — When excluding the effect of interest income, the settlement of various federal and state tax audit matters during the quarter resulted in a reduction in our provision for income taxes of $7 million for the three months ended September 30, 2006, representing a 1.6 percentage point reduction in our effective tax rate, and $141 million for the nine months ended September 30, 2006, representing a 12.3 percentage point reduction in our effective tax rate. The settlement of several tax audits resulted in a reduction in income tax expense of $28 million for the three months ended September 30, 2005 and $375 million for the nine months ended September 30, 2005. These tax audit settlements resulted in a 12.5 percentage point reduction in our effective tax rate for the three months ended September 30, 2005 and a 49.9 percentage point reduction in our effective tax rate for the nine months ended September 30, 2005.

The impact of non-conventional fuel tax credits is derived from methane gas projects at our landfills and our investments in two coal-based, synthetic fuel production facilities, which are discussed in the Equity in net losses of unconsolidated entities section above. These tax credits are available through 2007 pursuant to Section 45K of the Internal Revenue Code, and are phased-out if the price of crude oil exceeds a threshold annual average price determined by the IRS. Our effective tax rate for the first nine months of 2006 reflects our current expectations for the phase-out of 35% of Section 45K tax credits generated during 2006. We have developed our current expectations for the phase-out of Section 45K credits using market information for current and forward-looking crude oil prices as of September 30, 2006. Accordingly, our current estimated effective tax rate could be materially different than our actual 2006 effective tax rate if our current expectations for crude oil prices for the year are inconsistent with actual results. Our synthetic fuel production facility investments resulted in a decrease in our tax provision of $36 million for the three months ended September 30, 2006 and $45 million for the nine months ended September 30, 2006. These investments decreased our tax provision by $39 million and $106 million for the three and nine months ended September 30, 2005, respectively. Refer to Note 5 of our Condensed Consolidated Financial Statements for additional information regarding the impact of these investments on our provision for taxes.

Our provision for income taxes for the nine months ended September 30, 2006 has also been affected by the realization of a $20 million tax benefit due to scheduled tax rate reductions in Canada and the resulting revaluation of related deferred tax balances. The benefit from income taxes recognized during the nine months ended September 30, 2005 was partially offset by the accrual of $34 million of taxes during the second quarter of 2005 associated with our plan to repatriate approximately $485 million of accumulated earnings and capital from certain of our Canadian subsidiaries under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

As a company that has consistently generated cash flows in excess of its reinvestment needs, our primary source of liquidity has been cash flows from operations. However, we operate in a capital-intensive business and continued access to various financing resources is vital to our continued financial strength. In the past, we have been successful in obtaining financing from a variety of sources on terms we consider attractive. Based on several key factors we believe are considered important by credit rating agencies and financial markets in determining our access to attractive financing alternatives, we expect to continue to maintain access to capital sources in the future. These factors include:

•	the essential nature of the services we provide and our large and diverse customer base;

•	our ability to generate strong and consistent cash flows despite the economic environment;

•	our liquidity profile;

•	our asset base; and

•	our commitment to maintaining a moderate financial profile and disciplined capital allocation.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (i) the construction and expansion of our landfills; (ii) additions to and maintenance of our trucking fleet; (iii) refurbishments and improvements at waste-to-energy and materials recovery facilities; (iv) the container and equipment needs of our operations; (v) capping, closure and post-closure activities at our landfills; and (vi) the repayment of debt and discharging of other obligations. We are also committed to providing our shareholders with a return on their investment through our capital allocation program that provides for up to $1.2 billion in aggregate dividend payments and share repurchases each year during 2005, 2006 and 2007. In June 2006, our Board of Directors approved up to $350 million of additional share repurchases for 2006, increasing the maximum amount of capital to be allocated to our share repurchases and dividends for the current year to $1.55 billion. We also continue to invest in acquisitions that we believe will be accretive and provide continued growth for our business.

Summary of Cash, Short-Term Investments, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash, restricted trust and escrow accounts and debt balances as of September 30, 2006 and December 31, 2005 (in millions):

	September 30,	December 31,
	2006	2005

Cash and cash equivalents	$746	$666
Short-term investments available for use	332	300

Total cash, cash equivalents and short-term investments available for use	$1,078	$966

Restricted trust and escrow accounts:
Tax-exempt bond funds	$120	$185
Closure, post-closure and remediation funds	214	199
Debt service funds	59	58
Other	21	18

Total restricted trust and escrow accounts	$414	$460

Debt:
Current portion	$862	$522
Long-term portion	7,780	8,165

Total debt	$8,642	$8,687

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$23	$47

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Debt —

Revolving credit and letter of credit facilities — The table below summarizes the credit capacity, maturity and outstanding letters of credit under our revolving credit facility, principal letter of credit facilities and other credit arrangements as of September 30, 2006 (in millions):

			Outstanding
	Total Credit		Letters of
Facility	Capacity	Maturity	Credit

Five-year revolving credit facility(a)	$2,400	August 2011	$1,405
Five-year letter of credit and term loan agreement(b)	15	June 2008	15
Five-year letter of credit facility(b)	350	December 2008	350
Seven-year letter of credit and term loan agreement(b)	175	June 2010	175
Ten-year letter of credit and term loan agreement(b)	105	June 2013	105
Other(c)	—	Various	78

Total	$3,045		$2,128

a)	On August 17, 2006, WMI entered into a new five-year, $2.4 billion revolving credit facility, replacing a $2.4 billion revolving credit facility that would have expired in 2009. We elected to refinance our previous revolving credit facility in order to reduce the fees associated with the maintenance and utilization of the facility and to extend its maturity. This facility provides us with credit capacity that may be used for either cash borrowings or to support letters of credit. At September 30, 2006, no borrowings were outstanding under the facility, and we had unused and available credit capacity of $995 million.

b)	These facilities have been established to provide us with letter of credit capacity. In the event of an unreimbursed draw on a letter of credit, the amount of the draw paid by the letter of credit provider generally converts into a term loan for the remaining term under the respective agreement or facility. Through September 30, 2006 we had not experienced any unreimbursed draws on our letters of credit.

c)	We have letters of credit outstanding under various arrangements that do not provide for a committed capacity. Accordingly, the total credit capacity of these arrangements has been noted as zero.

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

Canadian Credit Facility — In November 2005, Waste Management of Canada Corporation, one of our wholly-owned subsidiaries, entered into a three-year credit facility agreement. The agreement was entered into to facilitate WMI’s repatriation of accumulated earnings and capital from its Canadian subsidiaries. As of September 30, 2006, we had $327 million of principal ($324 million net of discount) outstanding under this credit facility agreement. The advances have a weighted average effective interest rate of 4.5% and mature either three months or twelve months from the date of issuance. While we may elect to renew portions of our outstanding advances under the terms of the facility, we currently expect to repay our borrowings under the facility within one year with

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available cash. Accordingly, these borrowings are classified as current in our September 30, 2006 Condensed Consolidated Balance Sheet.

Senior notes — As of September 30, 2006, we had $5.1 billion of outstanding senior notes. The notes have various maturities, ranging from October 2006 to May 2032, and interest rates ranging from 5.00% to 8.75%. On October 15, 2006, $300 million of 7.0% senior notes matured and were repaid with available cash.

Tax-exempt bonds — We actively issue tax-exempt bonds as a means of accessing low-cost financing for capital expenditures. As of September 30, 2006, we had $2.4 billion of outstanding tax-exempt bonds, of which $92 million were issued during the nine months ended September 30, 2006. The proceeds from the issuance of tax-exempt bonds are deposited directly into a trust fund. Accordingly, the restricted funds provided by these financing activities are not included in “New borrowings” in our Consolidated Statements of Cash Flows. These funds may only be used for the specific purpose for which the money is raised, which is generally the construction of collection and disposal facilities and for the equipment necessary to provide waste management services. As we spend monies on the specific projects being financed, we are able to requisition cash from the trust funds. As discussed in the restricted trusts and escrow accounts section above, we have $120 million held in trust for future spending as of September 30, 2006. During the nine months ended September 30, 2006, we received $163 million from these funds for approved capital expenditures.

As of September 30, 2006, $613 million of our tax-exempt bonds are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit that were issued primarily under our $2.4 billion, five-year revolving credit facility that guarantee repayment of the bonds in the event the bonds are put to us. Accordingly, these obligations have been classified as long-term in our September 30, 2006 Condensed Consolidated Balance Sheet.

Additionally, we have $139 million of fixed rate tax-exempt bonds subject to repricing within the next twelve months, which is prior to their scheduled maturities. If the re-offering of the bonds is unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit supported by our long-term facilities that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation. However, these bonds have been classified as long-term in our Condensed Consolidated Balance Sheet as of September 30, 2006. The classification of these obligations as long-term was based upon our intent to refinance the borrowings with other long-term financings in the event of a failed re-offering and our ability, in the event other sources of long-term financing are not available, to use our five-year revolving credit facility.

Tax-exempt project bonds — As of September 30, 2006, we had $383 million of outstanding tax-exempt project bonds. These debt instruments are primarily used by our Wheelabrator Group to finance the development of waste-to-energy facilities. The bonds generally require periodic principal installment payments. As of September 30, 2006, $46 million of these bonds are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. Repayment of these bonds has been guaranteed with letters of credit issued under our five-year revolving credit facility. Accordingly, these variable rate obligations have been classified as long-term in our September 30, 2006 Condensed Consolidated Balance Sheet. Approximately $57 million of our tax-exempt project bonds will be repaid with available cash within the next twelve months and have been classified as current in our September 30, 2006 Condensed Consolidated Balance Sheet.

Capital leases and other debt — As of September 30, 2006, we had $422 million of other miscellaneous debt obligations. These debt balances include (i) capital leases and other obligations incurred in the normal course of our business, (ii) obligations of consolidated variable interest entities, and (iii) our remaining obligation associated with our initial investments in the synthetic fuel facilities discussed in the Provision for (benefit from) income taxes section above.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest rate swaps — We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of September 30, 2006, the interest payments on $2.35 billion of our fixed rate debt have been swapped to variable rates, allowing us to maintain 65% of our debt at fixed interest rates and 35% at variable interest rates. Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $23 million at September 30, 2006 and by $47 million as of December 31, 2005. Interest rate swap agreements increased net interest expense by $3 million for the three months ended September 30, 2006 resulting in no net change in interest expense associated with interest rate swaps for the nine months ended September 30, 2006. Net interest expense was reduced by $8 million and $34 million for the three and nine months ended September 30, 2005, respectively, as a result of our interest rate swaps. The continued decline in the benefit recognized as a result of our interest rate swap agreements is largely attributable to the increase in short-term market interest rates. Our periodic interest obligations under our interest rate swap agreements are based on a spread from the three-month LIBOR, which has increased from 4.1% at September 30, 2005 to 5.4% at September 30, 2006.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine months ended September 30, 2006 and 2005 (in millions):

	Nine Months Ended
	September 30,
	2006	2005

Net cash provided by operating activities	$1,865	$1,726

Net cash used in investing activities	$(569)	$(638)

Net cash used in financing activities	$(1,216)	$(1,215)

Net Cash Provided by Operating Activities — Our operating cash flows continue to provide us with a significant source of liquidity for our capital expenditures, dividends and share repurchases. In general, the growth in our current period operating cash flow can be attributed to the increase in our operating income, partially offset by an increase in cash paid for income taxes.

The comparability of our operating cash flows for the periods presented is also affected by our adoption of SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) requires reductions in income taxes payable attributable to excess tax benefits associated with equity-based compensation to be included in cash flows from financing activities, which are discussed below. Prior to adopting SFAS No. 123(R), our excess tax benefits associated with equity-based compensation were included within cash flows from operating activities as a change in “Accounts payable and accrued liabilities.” During the first nine months of 2005, these excess tax benefits improved our operating cash flows by approximately $10 million.

Tax audit settlements and related interest positively affected our net income for the nine months ended September 30, 2006 and 2005 by $148 million and $375 million, respectively. Net cash provided by operating activities for the nine months ended September 30, 2006 and 2005 includes cash refunds attributable to these tax audit settlements of $61 million and $71 million, respectively. The remaining impact of these settlements has been reflected as changes in our accounts payable and accrued liabilities for the related periods.

Net Cash Used in Investing Activities — The decrease in net cash used in investing activities is primarily due to (i) decreases in net cash outflows associated with purchases and sales of short-term investments and in acquisition spending and (ii) an increase in proceeds from divestitures of businesses and other sales of assets. The impact of these changes was partially offset by declines in funds received from restricted trust and escrow accounts and an increase in capital expenditures.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the first nine months of 2006, net purchases of short-term investments resulted in cash outflows of $26 million, compared with net cash outflows of $170 million in the first nine months of 2005. The decrease in our net purchases of short-term investments is partially due to an increase in the utilization of our available cash to fund our common stock repurchases, which are discussed below.

Our spending on acquisitions decreased from $130 million during the nine months ended September 30, 2005 to $32 million in the first nine months of 2006. As we make progress on our divestiture program, we plan to increase our focus on accretive acquisitions and other investments that will contribute to improved future results of operations and enhance and expand our existing service offerings.

Proceeds from divestitures and other sales of assets, net of cash divested, were $198 million during the nine months ended September 30, 2006 compared with $158 million during the nine months ended September 30, 2005, an increase of $40 million. Approximately $89 million of our 2005 proceeds were related to the sale of one of our landfills in Ontario, Canada as required by a Divestiture Order from the Canadian Competition Tribunal. When excluding the cash proceeds generated by this transaction, proceeds from divestitures have increased by $129 million for the nine months ended September 30, 2006 when compared with the same period of the prior year. This increase is primarily a result of the execution of our plan to divest of certain under-performing and non-strategic operations. We expect that our divestiture program will continue to make significant contributions to our cash flows from investing activities over the next several quarters.

Net funds received from our restricted trust and escrow accounts, which are largely generated from the issuance of tax-exempt bonds for our capital needs, contributed $156 million to our investing activities during the first nine months of 2006 compared with $295 million in the first nine months of 2005. Due to a decline in new tax-exempt borrowings, we expect this trend to continue throughout the remainder of 2006.

We used $824 million during the nine months ended September 30, 2006 for capital expenditures, compared with $765 million during the comparable prior year period.

Net Cash Used in Financing Activities — While net cash used for financing activities was consistent year-over-year, there were significant fluctuations in the components of net cash used for financing activities. The most significant variances were related to increased common stock repurchases and cash dividend payments, which were largely offset by an increase in proceeds from the exercise of common stock options and warrants and a decline in net debt repayments.

Our 2005 and 2006 share repurchases and dividend payments have been made in accordance with a three-year capital allocation program that was approved by our Board of Directors. This capital allocation program authorizes up to $1.2 billion of combined share repurchases and dividend payments each year during 2005, 2006 and 2007. In June of 2006, the Board of Directors authorized up to $350 million of additional share repurchases in 2006, increasing the total of capital authorized for share repurchases and dividends in 2006 to $1.55 billion.

During the nine months ended September 30, 2006, we repurchased approximately 27.4 million shares of our common stock for $939 million under our capital allocation program. We paid approximately $5 million of the repurchase price in October 2006 when the transactions were settled. During the first nine months of 2005, we repurchased 20.5 million shares of our common stock for $583 million, of which $10 million was settled in cash in October 2005.

We paid an aggregate of $358 million in cash dividends during the first nine months of 2006 compared with an aggregate of $339 million in the comparable prior year period. The increase in dividend payments is due to a 10% increase in our per share dividend payment, which increased from a quarterly per share dividend of $0.20 in 2005 to a quarterly per share dividend of $0.22 in 2006. The impact of the year-over-year increase in the per share dividend has been partially offset by a reduction in the number of our outstanding shares as a result of our share repurchase program.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share repurchases and dividend payments during the remainder of the year will be made within our capital allocation program at the discretion of our Board of Directors and management, and will depend on various factors, including our net earnings, the cash generated from our divestiture program, our financial condition and projected cash requirements.

The exercise of common stock options and warrants and the related excess tax benefits generated a total of $253 million of financing cash inflows during the nine months ended September 30, 2006, an increase of $185 million from the comparable prior year period. We believe the significant increase in stock option and warrant exercises in the first nine months of 2006 is due to the substantial increase in the market value of our common stock during 2006. The accelerated vesting of all outstanding stock options in December 2005 also increased the cash proceeds from stock option exercises because the acceleration made additional options available for exercise. As discussed above, the adoption of SFAS No. 123(R) on January 1, 2006 resulted in the classification of tax savings provided by equity-based compensation as a financing cash inflow rather than an operating cash inflow beginning in the first quarter of 2006. This change in accounting increased cash flows from financing activities by $34 million for the nine months ended September 30, 2006.

In the first nine months of 2006, net debt repayments were $118 million as compared with $260 million during the first nine months of 2005, a decline of $142 million. Debt repayments in both periods have been made based on the scheduled maturities of our debt obligations. Through September 30, 2006, our borrowings and debt repayments were largely related to our Canadian credit facility, which was established to finance our 2005 repatriation of funds from our Canadian subsidiaries. In October 2006, we repaid $300 million of our senior notes with available cash.

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 9 to the Condensed Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2006 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2004, the Company announced that its Board of Directors approved a capital allocation program that included the authorization of up to $1.2 billion of stock repurchases and dividend payments annually for each of 2005, 2006 and 2007. All of the common stock repurchases made in 2006 have been pursuant to that program. In June 2006, our Board of Directors approved up to $350 million of additional share repurchases for 2006, increasing the amount of capital authorized for our share repurchases and dividends for the current year to $1.55 billion. The following table summarizes our third quarter 2006 share repurchase activity:

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

July 1 - 31	2,076,100	$34.46	2,076,100	$482 Million
August 1 - 31	5,750,000	$34.81	5,750,000	$282 Million
September 1 - 30	811,200	$35.07	811,200	$253 Million

Total	8,637,300	$34.75	8,637,300

a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

b)	For each period presented, the maximum dollar value of shares that may yet be purchased under the program has been provided as of the end of each respective period. This disclosure is required by the SEC; these amounts are not necessarily an indication of the amount we intend to repurchase during the remainder of the year. During the nine months ended September 30, 2006, we paid $358 million in cash dividends under the capital allocation program. The maximum dollar value of shares that may be purchased under the program included in the table above includes the effect of these dividend payments as if all payments had been made at the beginning of the earliest period presented. However, this amount does not include the impact of dividend payments we expect to make during the fourth quarter of 2006.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 6.	Exhibits.

Exhibit
No.		Description

10.1	—	$2.4 Billion Revolving Credit Agreement by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto and Citibank, N.A. as Administrative Agent, JP Morgan Chase Bank, N.A. and Bank of America, N.A., as Syndication Agents and Barclays Bank PLC and Deutsche Bank Securities Inc. as Documentation Agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC as Lead Arrangers and Bookrunners dated August 17, 2006
12	—	Computation of Ratio of Earnings to Fixed Charges
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste Management, Inc.

By:	/s/ Robert G. Simpson
Robert G. Simpson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Waste Management, Inc.

By:	/s/ Greg A. Robertson
Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: October 25, 2006

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Index to Exhibits

Exhibit
No.		Description

10.1	—	$2.4 Billion Revolving Credit Agreement by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto and Citibank, N.A. as Administrative Agent, JP Morgan Chase Bank, N.A. and Bank of America, N.A., as Syndication Agents and Barclays Bank PLC and Deutsche Bank Securities Inc. as Documentation Agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC as Lead Arrangers and Bookrunners dated August 17, 2006
12	—	Computation of Ratio of Earnings to Fixed Charges
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer