Form 10-K
period 2006-12-31
WASTE MANAGEMENT INC
filed 2007-02-15
CIK 823768

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2006 was approximately $19.4 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 9, 2007 was 533,077,368 (excluding treasury shares of 97,205,093).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to

Proxy Statement for the 2007 Annual Meeting of Stockholders	Part III

PART I

Item 1.	Business.

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

We are the leading provider of integrated waste services in North America. Using our vast network of assets and employees, we provide a comprehensive range of waste management services. Through our subsidiaries we provide collection, transfer, recycling, disposal and waste-to-energy services. In providing these services, we actively pursue projects and initiatives that we believe make a positive difference for our environment, including recovering and processing the methane gas produced naturally by landfills into a renewable energy source. Our customers include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities and governmental entities. During 2006, none of our customers accounted for more than 1% of our operating revenue. We employed approximately 48,000 people as of December 31, 2006.

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

WMI was incorporated in Oklahoma in 1987 under the name “USA Waste Services, Inc.” and was reincorporated as a Delaware company in 1995. In a 1998 merger, the Illinois-based waste services company formerly known as Waste Management, Inc., became a wholly-owned subsidiary of WMI and changed its name to Waste Management Holdings, Inc. (“WM Holdings”). At the same time, our parent holding company changed its name from USA Waste Services to Waste Management, Inc. Like WMI, WM Holdings is a holding company and all operations are conducted by subsidiaries.

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

Strategy

In 2006, we continued working on our long-term goals of improving our organization and maximizing returns to our shareholders by concentrating on operational excellence, profitability and growing our business. Our current strategies are based on four objectives: revenue growth through pricing; lowering operating and selling, general and administrative costs through process standardization and productivity improvements; improving our portfolio of business units through our “fix or seek exit” strategy; and generating strong and consistent cash flow from operations that can be returned to shareholders.

Revenue Growth

Our revenue growth through pricing excellence objective centers around attaining a return on invested capital that appropriately considers our cost of capital, the risks we take in our business and the value of our disposal assets. We have been using an increasingly more disciplined approach to pricing, where we carefully analyze our operations and make decisions based on market specific information. In addition, we are rolling out comprehensive fee programs that are designed to recover the costs we incur for items such as collection of past due balances, container deliveries and infrequent pick-ups. We believe our success in increasing internal revenue growth from yield is a direct result of our pricing objectives.

Cost Control

We remain committed to finding the best practices throughout our organization and standardizing those practices and processes throughout the Company. In 2006, we were able to reduce our operating expenses for the first time in several years, demonstrating the progress we are making on our operational excellence initiatives such as improving productivity, reducing fleet maintenance costs, standardizing operating practices, and improving safety, as well as our divestiture of under-performing operations, which is discussed below.

We also believe that we must make investments in our business that will provide for longer-term cost savings and efficiencies. During 2006, we have made significant investments in our information technology, our people and our pricing strategies. Certain costs associated with these investments have increased our selling, general and administrative costs, but are being incurred to provide long-term returns. The most noteworthy investment we made in 2006 relates to our new revenue management software. During the last year, we focused on tailoring this revenue management software to our business and processes so that, when implemented, it will provide our employees with the information resources they need to serve our customers more effectively and efficiently. This implementation process will continue to be a focus of our people in 2007.

Improve Operations through Divestitures, Acquisitions and Investments

In the third quarter of 2005, we announced that our Board of Directors had approved a plan to divest under-performing and non-strategic operations. As of December 31, 2006, we had divested operations representing annual gross revenues of over $235 million. The ultimate sale of any of the operations identified for divestiture is dependent on several factors, including identifying interested purchasers, negotiating the terms and conditions of the sales, and obtaining regulatory approvals. We believe that we have made significant progress in 2006 in executing our “fix or seek exit” strategy.

In addition to our focus on divesting under-performing operations, we continue to look for acquisitions and other investments to improve our current operations’ performance and enhance and expand our services. In particular, we intend to make investments in our landfill gas-to-energy programs as well as other purchases that we believe will benefit future expansion efforts, all of which are complementary to our existing operations.

Return Value to Shareholders

We continue to use the cash that we generate not only to reinvest in our business, but also to return value to our shareholders through common stock repurchases and dividend payments. Our current, three-year capital allocation program authorizes up to $1.2 billion of combined stock repurchases and dividend payments for each of 2005, 2006 and 2007. Our Board of Directors approved an additional $350 million for stock repurchases in 2006. Accordingly, we repurchased over $1 billion of our common stock and paid dividends of $476 million in 2006. We recently announced that our Board of Directors expects that future quarterly dividend payments will be increased to $0.24 per share, although our Board of Directors must first declare each dividend payment. This will result in an increase in the amount of free cash flow that we expect to pay out as dividends for the fourth straight year.

Operations

General

We are the leading provider of integrated waste services to commercial, industrial, municipal and residential customers throughout the United States, Puerto Rico and Canada. Our core business includes collection, transfer, recycling, disposal and waste-to-energy services. We manage and evaluate our operations through six operating Groups, of which four are organized by geographic area and two are organized by function. The geographic Groups include our Eastern, Midwest, Southern and Western Groups, and the two functional Groups are our Wheelabrator Group, which provides waste-to-energy services, and our Recycling Group. We also provide additional waste management services that are not managed through our six Groups. These services include on-site services, methane gas recovery and third-party sub-contracted and administrative services managed by our National Accounts and Upstream organizations, and are presented in this report as “Other.”

The table below shows the total revenues (in millions) contributed annually by each of our reportable segments in the three-year period ended December 31, 2006. More information about our results of operations by reportable segment is included in Note 20 to the Consolidated Financial Statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

	Years Ended December 31,
	2006	2005	2004

Eastern	$3,830	$3,809	$3,744
Midwest	3,112	3,054	2,971
Southern	3,759	3,590	3,480
Western	3,160	3,079	2,884
Wheelabrator	902	879	835
Recycling	766	833	745
Other	283	296	261
Intercompany	(2,449)	(2,466)	(2,404)

Total	$13,363	$13,074	$12,516

The services we provide include collection, landfill (solid and hazardous waste landfills), transfer, Wheelabrator (waste-to-energy facilities and independent power production plants), recycling, and other services, as described below. The following table shows revenues (in millions) contributed by these services for each of the three years indicated:

	Years Ended December 31,
	2006	2005	2004

Collection	$8,837	$8,633	$8,318
Landfill	3,197	3,089	3,004
Transfer	1,802	1,756	1,680
Wheelabrator	902	879	835
Recycling and other	1,074	1,183	1,083
Intercompany	(2,449)	(2,466)	(2,404)

Total	$13,363	$13,074	$12,516

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

All solid waste management companies must have access to a disposal facility, such as a solid waste landfill. We believe it is usually preferable for our collection operations to use disposal facilities that we own or operate, a practice we refer to as internalization, rather than using third-party disposal facilities. Internalization generally allows us to realize higher consolidated margins and stronger operating cash flows. The fees charged at disposal facilities, which are referred to as tipping fees, are based on several factors, including competition and the type and weight or volume of solid waste deposited.

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

We owned or operated 277 solid waste and six hazardous waste landfills at December 31, 2006 and December 31, 2005. The landfills that we operate but do not own are generally operated under a lease agreement or an operating contract. The differences between the two arrangements usually relate to the owner of the landfill operating permit. Generally, with a lease agreement, the permit is in our name and we operate the landfill for its entire life, making payments to the lessor, who is generally a private landowner, based either on a percentage of revenue or a rate per ton of waste received. We are generally responsible for closure and post-closure requirements under our lease agreements. For operating contracts, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. The property owner is generally responsible for closure and post-closure obligations under our operating contracts.

Based on remaining permitted airspace (as defined within Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions) as of December 31, 2006 and projected annual disposal volumes, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 28 years. Many of our landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining an expansion permit. We are currently seeking expansion permits at 62 of our landfills for which we consider expansions to be likely. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 35 years when considering remaining permitted airspace, expansion airspace (as defined within Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions) and projected annual disposal volume. At December 31, 2006 and 2005, the expected remaining capacity in cubic yards and tonnage of waste that can be accepted at our owned or operated landfills is shown below (in millions):

	December 31, 2006			December 31, 2005
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity

Remaining cubic yards	4,255	1,037	5,292	3,954	1,287	5,241
Remaining tonnage	3,760	959	4,719	3,460	1,196	4,656

The following table reflects landfill capacity and airspace changes, as measured in tons of waste, for landfills owned or operated by us during the years ended December 31, 2006 and 2005 (in millions):

	December 31, 2006			December 31, 2005
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity

Balance, beginning of year	3,460	1,196	4,656	3,515	1,192	4,707
Acquisitions, divestitures, newly permitted landfills and closures	4	—	4	(16)	3	(13)
Changes in expansions pursued	—	103	103	—	44	44
Expansion permits granted	387	(387)	—	74	(74)	—
Airspace consumed	(126)	—	(126)	(125)	—	(125)
Changes in engineering estimates and other(a),(b)	35	47	82	12	31	43

Balance, end of year	3,760	959	4,719	3,460	1,196	4,656

(a)	Changes in engineering estimates result in either changes to the available remaining landfill capacity in terms of volume or changes in the utilization of such landfill capacity, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques and site-specific factors such as current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, and anticipated access to moisture through precipitation or recirculation of landfill leachate. We continually focus on improving the utilization of airspace through efforts that include recirculating landfill leachate where allowed by permit, optimizing the placement of daily cover materials and increasing initial compaction through improved landfill equipment, operations and training.

(b)	In 2005, the amount of landfill capacity was reduced by approximately 46 million tons, or approximately 1%, to reflect cumulative corrections to align the lives of nine of our landfills for accounting purposes with the terms of the underlying contractual lease or operating agreements supporting their operations.

The number of landfills we own or operate segregated by their estimated operating lives (in years), based on remaining permitted and expansion airspace and projected annual disposal volume as of December 31, 2006, was as follows:

	0 to 5	6 to 10	11 to 20	21 to 40	41+	Total

Owned/operated through lease	23	24	46	79	75	247
Operating contracts	14	4	9	5	4	36

Total landfills	37	28	55	84	79	283

The volume of waste, as measured in tons, that we received in 2006 and 2005 at all of our landfills is shown below (in thousands):

	2006					2005
	# of		Total		Tons	# of	Total		Tons
	Sites		Tons		per Day	Sites	Tons		per Day

Solid waste landfills	277	(a)	125,528		461	277	125,885		461
Hazardous waste landfills	6		1,287		5	6	1,368		5

	283		126,815		466	283	127,253		466

Solid waste landfills closed or divested during related year	4		1,287			4	482

			128,102	(b)			127,735	(b)

(a)	We closed four landfills in 2006 and added four permitted landfills due to acquisitions. Our landfill count as of December 31, 2006 includes three landfills that were classified as held for sale for financial reporting purposes. One of these landfills was sold in January 2007.

(b)	These amounts include 2.0 million tons at December 31, 2006 and 2.6 million tons at December 31, 2005 that were received at our landfills but were used for beneficial purposes and were generally redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

When a landfill we own or operate (i) reaches its permitted waste capacity; (ii) is permanently capped and (iii) receives certification of closure from the applicable regulatory agency, management of the site, including for any remediation activities, is generally transferred to our closed sites management group. In addition to the 283 active landfills we managed at December 31, 2006, we also managed 187 closed landfills.

Transfer.  At December 31, 2006, we owned or operated 342 transfer stations in North America. We deposit waste at these stations, as do other third-party waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites.

Access to transfer stations is often critical to third-party haulers who do not operate their own disposal facilities in close proximity to their collection operations. Fees charged to third parties at transfer stations are usually based on the type and volume or weight of the waste transferred, the distance to the disposal site and general market factors.

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

Wheelabrator.  As of December 31, 2006, we owned or operated 17 waste-to-energy facilities and five independent power production plants (“IPPs”) that are located in the Northeast and in Florida, California and Washington.

At our waste-to-energy facilities, solid waste is burned at high temperatures in specially designed boilers to produce heat that is converted into high-pressure steam, which is either sold or used to generate electricity. Our waste-to-energy facilities are capable of processing up to 24,000 tons of solid waste each day. In both 2006 and 2005, our waste-to-energy facilities received 7.8 million tons of solid waste, or approximately 21,300 tons per day.

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

Recycling.  Our Recycling Group focuses on improving the sustainability and future growth of recycling programs within communities and industries. In addition to our Recycling Group, our four geographic operating Groups provide certain recycling services that are embedded within the Groups’ other operations and, therefore, not included within the Recycling Group’s financial results.

Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. Our recycling operations include the following:

Collection and materials processing — Through our collection operations, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our material recovery facilities (“MRFs”) for processing. We operate 108 MRFs where paper, glass, metals, plastics and compost are recovered for resale. We also operate five secondary processing facilities where materials received from MRFs can be further processed into raw products used in the manufacturing of consumer goods. Specifically, material processing services include data destruction, automated color sorting, and construction and demolition processing.

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

During 2005 and 2006, we also provided glass recycling services. However, we divested of our glass recycling facilities in 2006 as part of our continued focus on improving the profitability of our business.

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

Other.  We provide on-site services, in which we outsource our employees to provide full service waste management to customers at their plants and other facilities through our Upstream division. Our vertically integrated waste management operations allow us to provide customers with full management of their waste, including identifying recycling opportunities, minimizing their waste, determining the most efficient means available for waste collection and transporting and disposing of their waste.

We also develop, operate and promote projects for the beneficial use of landfill gas through our Waste Management Renewable Energy Program. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The United States Environmental Protection Agency (“EPA”) endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. We actively pursue landfill gas beneficial use projects and at December 31, 2006 we were producing commercial quantities of methane gas at 104 of our solid waste landfills. At 76 of these landfills, the processed gas is delivered to electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. At 23 landfills, the gas is delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes such as steam boilers, cement kilns and utility plants. At five landfills, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers.

In addition, we rent and service portable restroom facilities to municipalities and commercial customers under the name Port-O-Let®, and provide street and parking lot sweeping services. From time to time, we are also contracted to construct waste facilities on behalf of third parties.

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

We compete for disposal business on the basis of tipping fees, geographic location and quality of operations. Our ability to obtain disposal business may be limited in areas where other companies own or operate their own landfills, to which they will send their waste. We compete for collection accounts primarily on the basis of price and quality of services. Operating costs, disposal costs and collection fees vary widely throughout the geographic areas in which we operate. The prices that we charge are determined locally, and typically vary by the volume and weight, type of waste collected, treatment requirements, risk of handling or disposal, frequency of collections, distance to final disposal sites, the availability of airspace within the geographic region, labor costs and amount and type of equipment furnished to the customer. We face intense competition based on quality of service and pricing. Under certain customer service contracts, our ability to increase our prices or pass on cost increases to our customers may be limited. From time to time, competitors may reduce the price of their services and accept lower margins in an effort to expand or maintain market share or to successfully obtain competitively bid contracts.

Employees

At December 31, 2006 we had approximately 48,000 full-time employees, of which approximately 7,600 were employed in administrative and sales positions and the balance in operations. Approximately 12,500 of our employees are covered by collective bargaining agreements.

Financial Assurance and Insurance Obligations

Financial Assurance

Municipal and governmental waste service contracts generally require the contracting party to demonstrate financial responsibility for their obligations under the contract. Financial assurance is also a requirement for obtaining or retaining disposal site or transfer station operating permits. Various forms of financial assurance are also required by regulatory agencies for estimated closure, post-closure and remedial obligations at many of our landfills. In addition, certain of our tax-exempt borrowings require us to hold funds in trust for the repayment of our interest and principal obligations.

We establish financial assurance in different ways including surety bonds, letters of credit, insurance policies, trust and escrow agreements and financial guarantees. The instrument decision is based on several factors; most importantly the jurisdiction, contractual requirements, market factors and availability of credit capacity. The following table summarizes the various forms and dollar amounts (in millions) of financial assurance that we had outstanding as of December 31, 2006:

Surety bonds:
Issued by consolidated subsidiary	$326	(a)
Issued by affiliated entities	1,589	(b)
Issued by third-party surety companies	772

Total surety bonds			2,687
Letters of credit:
Revolving credit facility	1,301	(c)
LC and term loan agreements	295	(d)
Letter of credit facility	346	(e)
Other lines of credit	75

Total letters of credit			2,017
Insurance policies:
Issued by consolidated subsidiary	923	(a)
Issued by affiliated entity	13	(b)

Total insurance policies			936
Funded trust and escrow accounts			283	(f)
Financial guarantees			226	(g)

Total financial assurance			$6,149

(a)	We use surety bonds and insurance policies issued by a wholly-owned insurance subsidiary, National Guaranty Insurance Company of Vermont, the sole business of which is to issue financial assurance to WMI and our subsidiaries. National Guaranty Insurance Company is authorized to write up to approximately $1.3 billion in surety bonds or insurance policies for our closure and post-closure requirements, waste collection contracts and other business related obligations.

(b)	We hold non-controlling financial interests in two entities that we use to obtain financial assurance. Our contractual agreements with these entities do not specifically limit the amounts of surety bonds or insurance that we may obtain, making our financial assurance under these agreements limited only by the guidelines and restrictions of surety and insurance regulations.

(c)	On August 17, 2006, WMI entered into a five-year, $2.4 billion revolving credit facility that matures in August 2011, replacing a $2.4 billion revolving credit facility that would have expired in 2009. At December 31, 2006, we had unused and available credit capacity of $1,099 million under our revolving credit facility.

(d)	In June 2003, we entered into a five-year, $15 million letter of credit and term loan agreement, a seven-year, $175 million letter of credit and term loan agreement and a ten-year, $105 million letter of credit and term loan agreement, which expire in June 2008, 2010, and 2013, respectively (collectively, the “LC and term loan agreements”). At December 31, 2006, the entire capacity under the LC and term loan agreements was used to support outstanding letters of credit.

(e)	In December 2003, we entered into a five-year, $350 million letter of credit facility (the “letter of credit facility”). At December 31, 2006, $4 million was unused and available under the facility to support letters of credit.

(f)	Our funded trust and escrow accounts have been established to support landfill closure, post-closure and remedial obligations, the repayment of debt obligations and our performance under various operating contracts. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds for qualifying activities; (iv) acquisitions or divestitures of landfills; and (v) changes in the fair value of the financial instruments held in the trust fund or escrow accounts.

(g)	Financial guarantees are provided on behalf of our subsidiaries to municipalities, customers and regulatory authorities. They are provided primarily to support our performance of landfill closure and post-closure activities.

The assets held in our funded trust and escrow accounts may be drawn and used to meet the obligations for which the trusts and escrows were established. Other than these permitted draws on funds, virtually no claims have been made against our financial assurance instruments in the past, and considering our current financial position, management does not expect there to be claims against these instruments that will have a material adverse effect on our consolidated financial statements. In an ongoing effort to mitigate the risks of future cost increases and reductions in available capacity, we are continually evaluating various options to access cost-effective sources of financial assurance.

Insurance

We also carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. Our general liability insurance program has a per incident deductible of $2.5 million and our workers’ compensation and auto insurance programs each have per incident deductibles of $1 million. Effective January 1, 2007, we increased the per incident deductible for our workers’ compensation insurance program to $1.5 million. We do not expect the impact of any known casualty, property, environmental or other contingency to be material to our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2006 are summarized in Note 10 to the Consolidated Financial Statements.

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

suitable energy recovery system or combustion device. We are currently capturing and utilizing the renewable energy value of landfill gas at 104 of our solid waste landfills. In January 2003, the EPA issued additional regulations that required affected landfills to prepare, by January 2004, startup, shutdown and malfunction plans to ensure proper operation of gas collection, control and treatment systems.

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

•	The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration (“OSHA”), and various record keeping, disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. The Department of Transportation and OSHA, along with other federal agencies, have jurisdiction over certain aspects pertaining to safety, movement of hazardous materials, movement and disposal of hazardous waste and equipment standards. Various state and local agencies have jurisdiction over disposal of hazardous waste and may seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

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

In an effort to keep our shareholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements generally include statements containing:

•	projections about accounting and finances;

•	plans and objectives for the future;

•	projections or estimates about assumptions relating to our performance; and

•	our opinions, views or beliefs about current or future events, circumstances or performance.

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on the facts and circumstances known to us as of the date the statements are made. All phases of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we face and that could affect our business and financial statement for 2007 and beyond. However, they are not the only risks that we face. There may be other risks that we do not presently know or that we currently believe are immaterial that could also impair our business or financial position.

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

In addition, competitors may reduce their prices to expand sales volume or to win competitively bid contracts. When this happens, we may rollback prices or offer lower pricing to attract or retain our customers, resulting in a negative impact to our revenue growth from yield on base business.

If we do not successfully manage our costs, our income from operations could be lower than expected.

In recent years, we have implemented several profit improvement initiatives aimed at lowering our costs and enhancing our revenues, and we continue to seek ways to reduce our selling, general and administrative and operating expenses. While generally we have been successful in managing our selling, general and administrative costs, subcontractor costs and the effect of fuel price increases, our initiatives may not be sufficient. Even as our revenues increase, if we are unable to control variable costs or increases to our fixed costs in the future, we will be unable to maintain or expand our margins.

We cannot guarantee that we will be able to successfully implement our plans and strategies to improve margins and increase our income from operations.

We have announced several programs and strategies that we have implemented or planned to improve our margins and operating results. For example, except when prohibited by contract, we have implemented price increases and environmental fees, and we continue our fuel surcharge programs, all of which have increased our internal revenue growth. The loss of volumes as a result of price increases may negatively affect our cash flows or results of operations. Additionally, we have announced plans to divest under-performing and non-strategic assets if we cannot improve their profitability. We may not be able to successfully negotiate the divestiture of under-performing and non-strategic operations, which could result in asset impairments or the continued operation of low-

margin businesses. If we are not able to fully implement our plans for any reason, many of which are out of our control, we may not see the expected improvements in our income from operations or our operating margins.

The seasonal nature of our business and changes in general and local economic conditions cause our quarterly results to fluctuate, and prior performance is not necessarily indicative of our future results.

Our operating revenues tend to be somewhat higher in the warmer months of the year, primarily due to the higher volume of construction and demolition waste in those months. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, the storm conditions during hurricane season, which is generally June through November, can increase our revenues in the areas affected. However, for several reasons, including significant start-up costs, storm-related revenue often generates comparatively lower margins. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we perform scheduled maintenance at our waste-to-energy facilities in the slower winter months, when electrical demand is generally lower.

Our business is affected by changes in national and general economic factors that are also outside of our control, including interest rates and consumer confidence. We have $3.0 billion of debt as of December 31, 2006 that is exposed to changes in market interest rates because of the combined impact of our variable rate tax-exempt bonds and our interest rate swap agreements. Therefore, any increase in interest rates can significantly increase our expenses. Additionally, although our services are of an essential nature, a weak economy generally results in decreases in volumes of waste generated, which decreases our revenues. We also face risks related to other adverse external factors, such as the ability of our insurers to meet their commitments in a timely manner and the effect that significant claims or litigation against insurance companies may have on such ability.

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

We could be liable if our operations cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could even be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. Also, we could be liable if we arrange for the transportation, disposal or treatment of hazardous substances that cause environmental contamination, or if a predecessor owner made such arrangements and under applicable law we are treated as a successor to the prior owner. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The waste industry is subject to extensive government regulation, and existing or future regulations, may restrict our operations, increase our costs of operations or require us to make additional capital expenditures.

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

Significant shortages in fuel supply or increases in fuel prices will increase our operating expenses and price increases may also increase our tax expense.

The price and supply of fuel are unpredictable, and can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by OPEC and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. In the past two years, the year-over-year changes in the average quarterly fuel prices have ranged from an increase of 40% to a decrease of 5%. We need fuel to run our collection and transfer trucks and equipment used in our landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, as fuel prices increase, our direct operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass through of the increased costs. We may initiate other programs or means to guard against the rising costs of fuel, although there can be no assurances that we will be able to do so or that such programs will be successful. Regardless of any offsetting surcharge programs, the increased operating costs will decrease our operating margins.

Additionally, our effective tax rate through 2007 is expected to be significantly lower than statutory tax rates due in part to Section 45K (formerly Section 29) tax credits we realize from our landfill gas sales and investments in coal-based synthetic fuel partnerships. The ability to earn Section 45K tax credits is tied to an average benchmark oil price determined by the Internal Revenue Service, and the credits are phased out as the benchmark average price increases. Higher crude oil prices will phase out our credits and increase our effective tax rate, which will result in higher tax expense.

We have substantial financial assurance and insurance requirements, and increases in the costs of obtaining adequate financial assurance, or the inadequacy of our insurance coverages, could negatively impact our liquidity and increase our liabilities.

The amount of insurance we are required to maintain for environmental liability is governed by statutory requirements. We believe that the cost for such insurance is high relative to the coverage it would provide, and therefore, our coverages are generally maintained at the minimum statutorily required levels. We face the risk of incurring liabilities for environmental damage if our insurance coverage is ultimately inadequate to cover those damages. We also carry a broad range of insurance coverages that are customary for a company our size. We use these programs to mitigate risk of loss, thereby allowing us to manage our self-insurance exposure associated with claims. To the extent our insurers were unable to meet their obligations, or our own obligations for claims were more than we estimated, there could be a material adverse effect to our financial results.

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

The possibility of development and expansion projects or pending acquisitions not being completed or certain other events could result in a material charge against our earnings.

In accordance with generally accepted accounting principles, we capitalize certain expenditures and advances relating to disposal site development, expansion projects, acquisitions, software development costs and other projects. If a facility or operation is permanently shut down or determined to be impaired, a pending acquisition is not completed, a development or expansion project is not completed or is determined to be impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such facility, acquisition or project. We reduce the charge against earnings by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise.

In future periods, we may be required to incur charges against earnings in accordance with this policy, or due to other events that cause impairments. Any such charges could have a material adverse effect on our results of operations.

Our revenues will fluctuate based on changes in commodity prices.

Our recycling operations process for sale certain recyclable materials, including fibers, aluminum and glass, all of which are subject to significant market price fluctuations. The majority of the recyclables that we process for sale are paper fibers, including old corrugated cardboard (“OCC”), and old newsprint (“ONP”). We enter into commodity price derivatives in an effort to mitigate some of the variability in cash flows from the sales of recyclable materials at floating market prices. In the past three years, the year-over-year changes in the quarterly average market prices for OCC ranged from a decrease of as much as 33% to an increase of as much as 36%. The same comparisons for ONP have ranged from a decrease of as much as 15% to an increase of as much as 29%. These fluctuations can affect future operating income and cash flows. Additionally, our recycling operations offer rebates to suppliers, based on the market prices of commodities we buy to process for resale. Therefore, even if we experience higher revenues based on increased market prices for commodities, the rebates we pay will also increase.

Additionally, there may be significant price fluctuations in the price of methane gas, electricity and other energy related products that are marketed and sold by our landfill gas recovery, waste-to-energy and independent power production plant operations. The marketing and sales of energy related products by our landfill gas and waste-to-energy operations are generally pursuant to long-term sales agreements. Therefore, market fluctuations do not have a significant effect on these operations in the short-term. However, as those agreements expire and are up for renewal, changes in market prices may affect our revenues. Additionally, revenues from our independent power production plants can be affected by price fluctuations. In the past two years, the year-over-year changes in the average quarterly electricity prices have increased as much as 12%.

The development and acceptance of alternatives to landfill disposal and waste-to-energy facilities could reduce our ability to operate at full capacity.

Our customers are increasingly using alternatives to landfill and waste-to-energy disposal, such as recycling and composting. In addition, some state and local governments mandate recycling and waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard wastes, at landfills or waste-to-energy facilities. Although such mandates are a useful tool to protect our environment, these developments reduce the volume of waste going to landfills and waste-to-energy facilities in certain areas, which may affect our ability to operate our landfills and waste-to-energy facilities at full capacity, as well as the prices that we can charge for landfill disposal and waste-to-energy services.

Efforts by labor unions to organize our employees could increase our operating expenses.

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

We are involved in civil litigation in the ordinary course of our business and from time-to-time are involved in governmental proceedings relating to the conduct of our business. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our liquidity.

We are increasingly dependent on technology in our operations and if our technology fails, our business could be adversely affected.

We may experience problems with either the operation of our current information technology systems or the development and deployment of new information technology systems that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. We have purchased and developed a new revenue management system and are piloting the system in the first half of 2007, with additional implementation to occur in late 2007 and early 2008. We may encounter problems in the development or deployment of this system that could result in significant errors in, or disruption of, our billing processes. Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable law and regulations.

We may experience adverse impacts on our reported results of operations as a result of adopting new accounting standards or interpretations.

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our reported operating results or cause unanticipated fluctuations in our reported operating results in future periods.

Unforeseen circumstances could result in a need for additional capital.

We currently expect to meet our anticipated cash needs for capital expenditures, acquisitions and other cash expenditures with our cash flows from operations and, to the extent necessary, additional financings. However, materially adverse events could reduce our cash flows from operations. Our Board of Directors has approved a capital allocation program that provides for up to $1.2 billion in aggregate dividend payments and share repurchases during 2007 and recently announced that it expects future quarterly dividend payments, when declared by the Board of Directors, to be $0.24 per share. If our cash flows from operations were negatively affected, we could be forced to reduce capital expenditures, acquisition activity, share repurchase activity or dividend declarations. In these circumstances we instead may elect to incur more indebtedness. If we made such an election, there can be no assurances that we would be able to obtain additional financings on acceptable terms. In these circumstances, we would likely use our revolving credit facility to meet our cash needs.

In the event of a default under our credit facility, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Any such default would have a material adverse effect on our ability to operate.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are in Houston, Texas, where we lease approximately 390,000 square feet under leases expiring at various times through 2010. Our operating Group offices are in Pennsylvania, Illinois, Georgia, Arizona, New Hampshire and Texas. We also have field-based administrative offices in Arizona, Illinois and Canada. We own or lease real property in most locations where we have operations. We have operations in each of the fifty states other than Montana and Wyoming. We also have operations in the District of Columbia, Puerto Rico and throughout Canada.

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

The following table summarizes our various operations at December 31 for the periods noted:

	2006	2005

Landfills:
Owned or operated through lease agreements	247	245
Operated through contractual agreements	36	38

	283	283
Transfer stations	342	338
Material recovery facilities	108	116
Secondary processing facilities	5	15
Waste-to-energy facilities	17	17
Independent power production plants	5	6

The following table provides certain information by Group regarding the 247 landfills owned or operated through lease agreements and a count, by Group, of contracted disposal sites as of December 31, 2006:

					Contracted
		Total	Permitted	Expansion	Disposal
	Landfills	Acreage(a)	Acreage(b)	Acreage(c)	Sites

Eastern	50	33,388	6,650	1,532	9
Midwest	72	30,895	9,148	1,028	9
Southern	83	39,551	12,296	598	12
Western	38	34,534	6,715	1,317	6
Wheelabrator	4	781	289	—	—

	247	139,149	35,098	4,475	36

a)	“Total acreage” includes permitted acreage, expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land owned by our landfill operations.

b)	“Permitted acreage” consists of all acreage at the landfill encompassed by an active permit to dispose of waste.

c)	“Expansion acreage” consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions section included herein.

Item 3.	Legal Proceedings.

Information regarding our legal proceedings can be found under the Litigation section of Note 10 in the Consolidated Financial Statements included in this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our stockholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WMI.” The following table sets forth the range of the high and low per share sales prices for our common stock as reported on the NYSE:

	High	Low

2005
First Quarter	$30.38	$28.37
Second Quarter	30.00	27.18
Third Quarter	29.76	26.80
Fourth Quarter	31.03	26.95
2006
First Quarter	$35.35	$30.08
Second Quarter	38.34	33.83
Third Quarter	37.41	32.88
Fourth Quarter	38.64	35.68
2007
First Quarter (through February 9, 2007)	$38.70	$34.69

On February 9, 2007, the closing sale price as reported on the NYSE was $35.25 per share. The number of holders of record of our common stock at February 9, 2007 was 16,377.

The graph below shows the relative investment performance of Waste Management, Inc. common stock, the Dow Jones Waste & Disposal Services Index and the S&P 500 Index for the last five years, assuming reinvestment of dividends at date of payment into the common stock. The following graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

Comparison of Cumulative Five Year Total Return

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Waste Management, Inc.	$100	$72	$93	$96	$100	$125
S&P 500 Index	$100	$78	$100	$111	$117	$135
Dow Jones Waste & Disposal Services Index	$100	$79	$104	$108	$115	$141

In October 2004, the Company announced that its Board of Directors approved a capital allocation program authorizing up to $1.2 billion of stock repurchases and dividend payments annually for each of 2005, 2006 and 2007. Under this program, we paid quarterly cash dividends of $0.20 per share each quarter in 2005 for a total of $449 million. We paid quarterly dividends in 2006 of $0.22 per common share for a total of $476 million.

In June 2006, our Board of Directors approved up to $350 million of additional share repurchases for 2006, increasing the amount of capital authorized for our share repurchases and dividends for 2006 to $1.55 billion. In 2006, we repurchased approximately 31 million shares of our common stock for $1,072 million. All of the repurchases were made pursuant to our capital allocation program. The following table summarizes our fourth quarter 2006 share repurchase activity:

Issuer Purchases of Equity Securities

			Total Number	Approximate Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet be
	Total Number	Average Price	Publicly Announced	Purchased Under
	of Shares	Paid per	Plans or	the Plans
Period	Purchased	Share(a)	Programs	or Programs(b)

October 1-31	960,700	$37.36	960,700	$99 million
November 1-30	1,828,900	$37.78	1,828,900	$30 million
December 1-31	750,400	$37.32	750,400	$2 million

Total	3,540,000	$37.57	3,540,000	$—

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

(b)	For each period presented, the maximum dollar value of shares that may yet be purchased under the program has been provided as of the end of such period. As discussed above, the amount of capital available for share repurchases during 2006 was $1.55 billion, net of dividends paid. During the year ended December 31, 2006, we paid $476 million in dividends. The maximum dollar value of shares that may be purchased under the program included in the table above includes the effect of these dividend payments as if all payments had been made at the beginning of the earliest period presented. The “Total” amount available for repurchases under the plan is shown as zero because our capital allocation program, by its terms, provided for $1.55 billion in dividends and share repurchases in 2006, which makes any unexpended portion of the $1.55 billion unavailable after the end of the year.

In 2005, we repurchased 24.7 million shares of our common stock for $706 million, all of which was made pursuant to the capital allocation program discussed above.

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

	Years Ended December 31,
	2006(a)	2005(a)	2004(a)	2003(b)	2002
	(In millions, except per share amounts)

Statement of Operations Data:
Operating revenues(c)	$13,363	$13,074	$12,516	$11,648	$11,211

Costs and expenses:
Operating(c)	8,587	8,631	8,228	7,591	6,949
Selling, general and administrative	1,388	1,276	1,267	1,216	1,392
Depreciation and amortization	1,334	1,361	1,336	1,265	1,222
Restructuring	—	28	(1)	44	38
(Income) expense from divestitures, asset impairments and unusual items	25	68	(13)	(8)	(34)

	11,334	11,364	10,817	10,108	9,567

Income from operations	2,029	1,710	1,699	1,540	1,644
Other expense, net	(555)	(618)	(521)	(417)	(402)

Income before income taxes and accounting changes	1,474	1,092	1,178	1,123	1,242
Provision for (benefit from) income taxes	325	(90)	247	404	422

Income before accounting changes	1,149	1,182	931	719	820
Accounting changes, net of taxes	—	—	8	(89)	2

Net income	$1,149	$1,182	$939	$630	$822

Basic earnings per common share:
Income before accounting changes	$2.13	$2.11	$1.62	$1.22	$1.34
Accounting changes, net of taxes	—	—	0.01	(0.15)	—

Net income	$2.13	$2.11	$1.63	$1.07	$1.34

Diluted earnings per common share:
Income before accounting changes	$2.10	$2.09	$1.60	$1.21	$1.33
Accounting changes, net of taxes	—	—	0.01	(0.15)	—

Net income	$2.10	$2.09	$1.61	$1.06	$1.33

Cash dividends declared per common share (2005 includes $0.22 paid in 2006)	$0.66	$1.02	$0.75	$0.01	$0.01

Balance Sheet Data (at end of period):
Working capital (deficit)	$(86)	$194	$(386)	$(1,015)	$(471)
Goodwill and other intangible assets, net	5,413	5,514	5,453	5,376	5,184
Total assets	20,600	21,135	20,905	20,382	19,951
Debt, including current portion	8,317	8,687	8,566	8,511	8,293
Stockholders’ equity	6,222	6,121	5,971	5,602	5,310

(a)	For more information regarding this financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements and changes in our accounting policies on the comparability of this information, see Note 2 of the Consolidated Financial Statements.

(b)	In the first quarter of 2003, we recorded $101 million, including tax benefit, or $0.17 per diluted share, as a charge to cumulative effect of changes in accounting principles for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). Substantially all of this charge was related to changes in accounting for landfill final capping, closure and post-closure costs. Effective January 1, 2003, we also changed our accounting for repairs and maintenance and loss contracts, which resulted in a credit to cumulative effect of changes in accounting principles of $55 million, net of taxes, or $0.09 per diluted share. On December 31, 2003, we began consolidating two limited liability companies from which we lease three waste-to-energy facilities as a result of our implementation of Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an Interpretation of ARB No. 51 (“FIN 46(R)”). Upon consolidating these entities, we recorded a charge to cumulative effect of changes in accounting principles of $43 million, including tax benefit, or $0.07 per diluted share.

(c)	Effective January 1, 2004, we began recording all mandatory fees and taxes that create direct obligations for us as operating expenses and recording revenue when the fees and taxes are billed to our customers. In prior years, certain of these costs had been treated as pass-through costs for financial reporting purposes. In 2004, we conformed the 2003 and 2002 presentation of our revenues and expenses with this presentation by increasing both our revenue and our operating expense by $74 million for the year ended December 31, 2003 and by $69 million for the year ended December 31, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our operations for the three years ended December 31, 2006. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1A, Risk Factors.  The following discussion should be read in light of that disclosure and together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements.

Overview

Significant financial achievements during the year ended December 31, 2006 include:

•	Net cash provided by operating activities increased to $2.54 billion and free cash flow increased to $1.45 billion, increases of 6.2% and 3.3%, respectively, when compared with 2005;

•	Internal revenue growth of 2.7% in 2006, driven by the 3.6% increase in yield on base business, which is the highest base business yield increase we have had in at least six years;

•	Improvement in our operating expenses as a percentage of revenue, which decreased by 1.7 percentage points from 66.0% of revenue in 2005 to 64.3% of revenue in 2006; and

•	Nearly $1.1 billion in share repurchases and $476 million in dividends paid pursuant to our capital allocation plan.

Free Cash Flow — Free cash flow is a non-GAAP measure of financial performance that we include in our disclosures because we believe the production of free cash flow is an important measure of our liquidity and performance and because we believe our investors are interested in the cash we produce from non-financing activities that is available for acquisitions, share repurchases, scheduled debt repayments and the payment of dividends. The most comparable GAAP financial measure to free cash flow is “Net cash provided by operating activities.” We calculate free cash flow as shown in the table below (in millions):

	Years Ended
	December 31,
	2006	2005

Net cash provided by operating activities	$2,540	$2,391
Capital expenditures	(1,329)	(1,180)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	240	194

Free cash flow	$1,451	$1,405

The growth in our 2006 operating and free cash flow reflects the current year improvements in our operating results, particularly those contributed by our increase in revenue from yield, which is discussed below.

Revenue Growth — Our revenues for the year increased over 2%, from $13,074 million in 2005 to $13,363 million in 2006. The overall increase was largely a result of internal revenue growth, or IRG. IRG is an important indicator of our performance as it is a measure of our ability to increase revenues from our existing operations. Our IRG for the year was 2.7% and consisted primarily of improvement in yield on base business and an increase in revenues related to our fuel surcharge program. Our revenue growth from improved yield on base business for 2006 was 3.6%, which is an increase of 0.9 percentage points from the prior year. In addition, our fuel surcharge program contributed $117 million to revenue growth in 2006 compared with $157 million in 2005. The revenues generated by the program in 2006 recovered the increase in our operating costs attributable to fuel. The increases in revenue from improved yield on base business and our fuel surcharge program were partially offset by decreased revenues due to lower volumes. Additionally, the positive effect IRG had on overall revenue growth was offset by divestitures during the year. We have divested of under-performing operations, which resulted in lower revenues in the year. Although we continue to seek appropriate acquisitions, in 2006 we lost more revenue as a result of divestitures than we gained from acquisitions. As discussed below, we believe that the negative impact divestitures had on revenues resulted in improvements in our operating margins.

Margin Improvement — In 2006, our income from operations improved by $319 million, or 18.7%, as compared with 2005. Income from operations as a percentage of revenues was 15.2% for the year ended December 31, 2006 compared with 13.1% for the year ended December 31, 2005. Several items that negatively affected our 2005 results and are not part of our ongoing operations significantly impact the comparability of our 2006 and 2005 operating results. When focusing on our core operating costs (which are Operating; Selling, general and administrative; and Depreciation and amortization expenses) as a percentage of revenues, our margin improvement was considerable, increasing 1.6 percentage points from 13.8% in 2005 to 15.4% in 2006. The year-over-year decrease in our operating expenses as a percentage of revenue is largely a result of our increased revenue provided by base business yield, but is also due to the success of our cost control initiatives, which have focused on improving productivity and standardizing our practices, and the divestitures of under-performing operations. Our selling, general and administrative expenses in 2006 increased by $112 million, and as a percentage of revenue increased by 0.6 percentage points to 10.4%. The increase in selling, general and administrative expenses is due largely to higher bonus expense as a result of the significant improvement in the Company’s performance, non-capitalizable costs incurred to support the development of our revenue management system and a $20 million charge to record estimated unrecorded obligations associated with unclaimed property audits.

2007 Objectives — In 2007, we will continue to pursue our goal of improving our profitability by focusing on revenue growth through pricing, eliminating our less profitable work, lowering our operating expenses, managing our selling, general and administrative expenses and generating strong and consistent cash flows that can be returned to our shareholders.

Late in 2006, we began to see a decline in our revenue growth due to decreases in volumes. We believe that this decline can be attributed to our pricing strategy and an economic softening in certain lines of our business in certain parts of the country. Even when considering these volume declines, which may continue in 2007, we have seen that our focus on increasing revenue through yield and shedding our less profitable volumes has been positive for our operating margins and our cash flows. As we consider the continuing effects of this approach on our business, we will continue to focus on our stated long-term strategy of seeking operational excellence and improving profitability, divesting under-performing and non-strategic operations and seeking acquisition and investment candidates, such as landfill gas-to-energy projects, that we believe will offer superior margins and returns on capital.

Basis of Presentation of Consolidated and Segment Financial Information

Accounting Change — On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant. We adopted SFAS No. 123(R) using the modified prospective method, which results in (i) the recognition of compensation expense using the provisions of SFAS No. 123(R) for all share-based awards granted or modified after December 31, 2005 and (ii) the recognition of compensation expense using the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) for all unvested awards outstanding at the date of adoption.

Through December 31, 2005, as permitted by SFAS No. 123, we accounted for equity-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended (“APB No. 25”). Under APB No. 25, we recognized compensation expense based on an award’s intrinsic value. For stock options, which were the primary form of awards we granted through December 31, 2004, this meant that we recognized no compensation expense in connection with the grants, as the exercise price of the options was equal to the fair market value of our common stock on the date of grant and all other provisions were fixed. As discussed below, beginning in 2005, restricted stock units and performance share units became the primary form of equity-based compensation awarded under our long-term incentive plans. For restricted stock units, intrinsic value is equal to the market value of our common stock on the date of grant. For performance share units, APB No. 25 required “variable accounting,” which resulted in the recognition of compensation expense based on the intrinsic value of each award at the end of each reporting period until such time that the number of shares to be issued and all other provisions are fixed.

In December 2005, the Management Development and Compensation Committee of our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plans, effective December 28, 2005. The decision to accelerate the vesting of outstanding stock options was made primarily to reduce the non-cash compensation expense that we would have otherwise recorded in future periods as a result of adopting SFAS No. 123(R). We estimated that the acceleration eliminated approximately $55 million of cumulative pre-tax compensation charges that would have been recognized during 2006, 2007 and 2008 as the stock options would have continued to vest. We recognized a $2 million pre-tax charge to compensation expense during the fourth quarter of 2005 as a result of the acceleration, but do not expect to recognize future compensation expense for the accelerated options under SFAS No. 123(R).

Additionally, as a result of changes in accounting required by SFAS No. 123(R) and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, the Management Development and Compensation Committee approved a substantial change in the form of awards that we grant. Beginning in 2005, annual stock option grants were replaced with either (i) grants of restricted stock units and performance share units or (ii) an enhanced cash compensation award. Stock option grants in connection with new hires and promotions were replaced with grants of restricted stock units. The terms of restricted stock units and performance share units granted during 2006 are summarized in Note 15 to the Consolidated Financial Statements.

As a result of the acceleration of the vesting of stock options and the replacement of future awards of stock options with other forms of equity awards, the adoption of SFAS No. 123(R) on January 1, 2006 did not significantly affect our accounting for equity-based compensation or net income for the year ended December 31, 2006. We do not currently expect this change in accounting to significantly impact our future results of operations. However, we do expect equity-based compensation expense to increase over the next three years because of the incremental expense that will be recognized each year as additional awards are granted.

Reconsideration of a Variable Interest — During 2006, the debt of a previously consolidated variable interest entity was refinanced. As a result of the refinancing, our guarantee arrangement was also renegotiated, significantly reducing the value of our guarantee. We determined that the refinancing of the entity’s debt obligations and corresponding renegotiation of our guarantee represented significant changes in the entity that required reconsideration of the applicability of FIN 46(R). As a result of the reconsideration of our interest in this variable interest entity, we concluded that we are no longer the primary beneficiary of this entity. Accordingly, in April 2006, we deconsolidated the entity. The deconsolidation of this entity did not materially impact our Consolidated Financial Statements for the periods presented.

Certain reclassifications have also been made in the accompanying financial statements to conform prior year information with the current period presentation. The supplementary financial information included in this section has been updated to reflect these changes.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make several estimates and assumptions that affect the accounting for and recognition and disclosure of our assets, liabilities, stockholders’ equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments and self-insurance reserves and recoveries, as described below. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

Landfill Costs — We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity. This estimate includes such costs as landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, on-site road construction and other capital infrastructure costs. Additionally, landfill development includes all land purchases for landfill footprint and required landfill buffer property. The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs.

Final Capping Costs — We estimate the cost for each final capping event based on the area to be finally capped and the capping materials and activities required. The estimates also consider when these costs would actually be paid and factor in inflation and discount rates. Our engineering personnel allocate final landfill capping costs to specific capping events. The landfill capacity associated with each final capping event is then quantified and the final capping costs for each event are amortized over the related capacity associated with the event as waste is disposed of at the landfill. We review these costs annually, or more often if significant facts change. Changes in estimates, such as timing or cost of construction, for final capping events immediately impact the required liability and the corresponding asset. When the change in estimate relates to a fully consumed asset, the adjustment to the asset must be amortized immediately through expense. When the change in estimate relates to a final capping event that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of landfill airspace amortization.

Closure and Post-Closure Costs — We base our estimates for closure and post-closure costs on our interpretations of permit and regulatory requirements for closure and post-closure maintenance and monitoring. The estimates for landfill closure and post-closure costs also consider when the costs would actually be paid and factor in inflation and discount rates. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption less certain. Changes in estimates for closure and post-closure events immediately impact the required liability and the corresponding asset. When the change in estimate relates to a fully consumed asset, the adjustment to the asset must be amortized immediately through expense. When the change in estimate relates to a landfill asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of landfill airspace amortization.

Remaining Permitted Airspace — Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at our landfills. The remaining permitted airspace is determined by an annual survey, which is then used to compare the existing landfill topography to the expected final landfill topography.

Expansion Airspace — We include currently unpermitted airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year, and the final expansion permit to be received within five years. Second, we must believe the success of obtaining the expansion permit is likely, considering the following criteria:

•	Personnel are actively working to obtain land use and local, state or provincial approvals for an expansion of an existing landfill;

•	It is likely that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

•	We have a legal right to use or obtain land to be included in the expansion plan;

•	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could impair the success of such expansion;

•	Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

•	Airspace and related costs, including additional closure and post-closure costs, have been estimated based on conceptual design.

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if these criteria are no longer met, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval of the Chief Financial Officer and a review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 62 landfill sites with expansions at December 31, 2006, 14 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Eight of these landfills required approval by the Chief Financial Officer because of a lack of community or political support that could impede the expansion process. The remaining six landfills required approval mainly due to local zoning restrictions or because the permit application processes would not meet the one or five year requirements, generally due to state-specific permitting procedures.

Once the remaining permitted and expansion airspace is determined, an airspace utilization factor (AUF) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and then adjusted to account for settlement. The amount of settlement that is forecasted will take into account several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, and anticipated access to moisture through precipitation or recirculation of landfill leachate. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

When we include the expansion airspace in our calculations of available airspace, we also include the projected costs for development, as well as the projected asset retirement cost related to final capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

After determining the costs and remaining permitted and expansion capacity at each of our landfills, we determine the per ton rates that will be expensed through landfill amortization. We look at factors such as the waste stream, geography and rate of compaction, among others, to determine the number of tons necessary to fill the remaining permitted and expansion airspace relating to these costs and activities. We then divide costs by the corresponding number of tons, giving us the rate per ton to expense for each activity as waste is received and deposited at the landfill. We calculate per ton amortization rates for each landfill for assets associated with each final capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually, or more often, as significant facts change.

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

Environmental Remediation Liabilities — We are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by our operations, or for damage caused by conditions that existed before we acquired a site. These liabilities include potentially responsible party (“PRP”) investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on several estimates and assumptions.

We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. We routinely review and evaluate sites that require remediation, considering whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we were associated with the site. Next, we review the same type of information with respect to other named and unnamed PRPs. Estimates of the cost for the likely remedy are then either developed using our internal resources or by third-party environmental engineers or other service providers. Internally developed estimates are based on:

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

Goodwill — At least annually, we assess whether goodwill is impaired. We assess whether an impairment exists by comparing the book value of goodwill to its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of each of our reporting unit’s (Group’s) identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances, such as those listed above, that would indicate that, more likely than not, the book value of goodwill has been impaired.

Self-insurance reserves and recoveries — We have retained a portion of the risks related to our health and welfare, automobile, general liability and workers’ compensation insurance programs. Our liabilities associated with the exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated with the assistance of external actuaries and by factoring in pending claims and historical trends and data. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future incidents are significantly different than what we assume. Estimated insurance recoveries related to recorded liabilities are recorded as assets when we believe that the receipt of such amounts is probable.

Results of Operations

The following table presents, for the periods indicated, the period-to-period change in dollars (in millions) and percentages for the respective Consolidated Statement of Operations line items:

	Period-to-Period Change
	Years Ended		Years Ended
	December 31,		December 31,
	2006 vs. 2005		2005 vs. 2004

Operating revenues	$289	2.2%	$558	4.5%

Costs and expenses:
Operating	(44)	(0.5)	403	4.9
Selling, general and administrative	112	8.8	9	0.7
Depreciation and amortization	(27)	(2.0)	25	1.9
Restructuring	(28)	*	29	*
(Income) expense from divestitures, asset impairments and unusual items	(43)	*	81	*

	(30)	(0.3)	547	5.1

Income from operations	319	18.7	11	0.6

Other income (expense):
Interest expense, net	(11)	2.4	(80)	20.8
Equity in net losses of unconsolidated entities	71	*	(9)	9.2
Minority interest	4	(8.3)	(12)	33.3
Other, net	(1)	*	4	*

	63	(10.2)	(97)	18.6

Income before income taxes and cumulative effect of change in accounting principle	382	35.0	(86)	(7.3)
Provision for (benefit from) income taxes	415	*	(337)	*

Income before cumulative effect of change in accounting principle	$(33)	(2.8)%	$251	27.0%

*	Percentage change does not provide a meaningful comparison. Refer to the explanations of these items included herein for a discussion of the relationship between current year and prior year activity.

The following table presents, for the periods indicated, the percentage relationship that the respective Consolidated Statement of Operations line items has to operating revenues:

	Years Ended December 31,
	2006	2005	2004

Operating revenues	100.0%	100.0%	100.0%

Costs and expenses:
Operating	64.3	66.0	65.7
Selling, general and administrative	10.4	9.8	10.1
Depreciation and amortization	10.0	10.4	10.7
Restructuring	—	0.2	—
(Income) expense from divestitures, asset impairments and unusual items	0.1	0.5	(0.1)

	84.8	86.9	86.4

Income from operations	15.2	13.1	13.6

Other income (expense):
Interest expense, net	(3.6)	(3.6)	(3.1)
Equity in net losses of unconsolidated entities	(0.3)	(0.8)	(0.8)
Minority interest	(0.3)	(0.4)	(0.3)
Other, net	—	—	—

	(4.2)	(4.8)	(4.2)

Income before income taxes and cumulative effect of change in accounting principle	11.0	8.3	9.4
Provision for (benefit from) income taxes	2.4	(0.7)	2.0

Income before cumulative effect of change in accounting principle	8.6%	9.0%	7.4%

Operating Revenues

Our operating revenues in 2006 were $13.4 billion, compared with $13.1 billion in 2005 and $12.5 billion in 2004. We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Wheelabrator (which includes our waste-to-energy facilities and independent power production plants, or IPPs) and Recycling Groups. These six operating Groups are our reportable segments. Shown below (in millions) is the contribution to revenues during each year provided by our six operating Groups and our Other waste services:

	Years Ended December 31,
	2006	2005	2004

Eastern	$3,830	$3,809	$3,744
Midwest	3,112	3,054	2,971
Southern	3,759	3,590	3,480
Western	3,160	3,079	2,884
Wheelabrator	902	879	835
Recycling	766	833	745
Other	283	296	261
Intercompany	(2,449)	(2,466)	(2,404)

Total	$13,363	$13,074	$12,516

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

	Years Ended December 31,
	2006	2005	2004

Collection	$8,837	$8,633	$8,318
Landfill	3,197	3,089	3,004
Transfer	1,802	1,756	1,680
Wheelabrator	902	879	835
Recycling and other	1,074	1,183	1,083
Intercompany	(2,449)	(2,466)	(2,404)

Total	$13,363	$13,074	$12,516

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period		Period-to-Period
	Change for		Change for
	2006 vs. 2005		2005 vs. 2004

Average yield:
Base business	$461	3.6%	$336	2.7%
Commodity	(48)	(0.4)	(38)	(0.3)
Electricity (IPPs)	2	—	4	—
Fuel surcharges and fees	120	0.9	161	1.3

Total	535	4.1	463	3.7
Volume	(187)	(1.4)	3	—

Internal revenue growth	348	2.7	466	3.7
Acquisitions	52	0.4	112	0.9
Divestitures	(154)	(1.2)	(62)	(0.4)
Foreign currency translation	43	0.3	42	0.3

	$289	2.2%	$558	4.5%

Base Business — Revenue growth from yield on base business reflects the effect on our revenue from the pricing activities of our collection, transfer, disposal and waste-to-energy operations, exclusive of volume changes. Our revenue growth from base business yield includes not only price increases, but also (i) price decreases to retain customers; (ii) changes in average price from new and lost business; and (iii) certain average price changes related to the overall mix of services, which are due to both the types of services provided and the geographic locations where our services are provided. Our pricing excellence initiative continues to be the primary contributor to internal revenue growth.

In both 2005 and 2006, revenue growth from base business yield was primarily attributable to our collection operations, where we experienced substantial revenue growth in every geographic operating Group. Our base business yield improvement resulted largely from our focus on pricing our business based on market-specific factors, including our costs. As discussed below, the significant collection revenue increases due to yield have been partially offset by revenue declines from lower collection volumes. In assessing the impact of higher collection yield on our volumes, we continue to find that, in spite of collection volume declines, revenue growth from base business yield and a focus on controlling variable costs are providing notable earnings, margin and cash flow improvements.

Throughout 2006, increases in revenue due to yield on base business at our transfer stations and for our construction and demolition and municipal solid waste streams at our landfills were also noteworthy. These improvements were due to the practices implemented as a result of our findings from our pricing studies. The increases in transfer station revenues in 2006 were the most significant in the Eastern and Western portions of the United States. At our landfills, construction and demolition revenue growth from yield was the most significant in the West and South and municipal solid waste revenue growth from yield was provided by the East, South and Midwest. In 2005, our transfer business in the East and municipal solid waste landfill disposal operations in the South provided the most significant revenue growth from base business yield in those lines of our business.

We also experienced substantial yield contributions to revenues from our waste-to-energy facilities in the second half of 2005 and through the third quarter of 2006. The revenue improvements at our waste-to-energy facilities were largely due to significant increases in the rates charged for electricity under our long-term contracts with electric utilities, which generally are indexed to natural gas prices.

Our environmental cost recovery fee, which is included in base business yield, increased revenues on a year-over-year basis by $43 million in 2006 and $33 million in 2005. Other fee programs, which were targeted at recovering the costs we incur for services that are included in base business yield, such as fees for the collection of past due balances, also contributed to yield improvement in 2006.

The 2005 revenue improvements attributable to yield discussed above were partially offset by a general decline in yield in special waste landfill disposal operations, noted principally in our Midwest and Southern Groups.

Commodity — Our revenues in both 2005 and 2006 declined as compared with the prior year due to price decreases in recycling commodities. Average prices for old corrugated cardboard dropped by 8% in both 2005 and 2006, from $85 per ton in 2004 to $78 per ton in 2005 and to $72 per ton in 2006. Average prices for old newsprint were also down by about 3% in 2005 and 7% in 2006, from $86 per ton in 2004 to $83 per ton in 2005 and to $77 per ton in 2006.

A significant portion of revenues attributable to commodities is rebated to our suppliers of recyclable materials. Accordingly, changes in our revenues due to fluctuations in commodity prices have a corresponding impact on our cost of goods sold.

Fuel surcharges and fees — Fuel surcharges increased revenues year-over-year by $117 million for 2006 and $157 million for 2005. These increases are due to our continued effort to pass on higher fuel costs to our customers through fuel surcharges. The substantial increases in revenue provided by our fuel surcharge program can generally be attributed to (i) increases in market prices for fuel; (ii) an increase in the number of customers who participate in our fuel surcharge program; and (iii) the revision of our fuel surcharge program at the beginning of the third quarter of 2005 to incorporate the indirect fuel cost increases passed on to us by subcontracted haulers and vendors.

Increases in our operating expenses due to higher diesel fuel prices include our direct fuel costs for our operations, which are included in Operating Expenses — Fuel, as well as estimated indirect fuel costs, which are included primarily in Operating Expenses — Subcontractor Costs. As discussed in the Operating Expenses section below, during 2006 our fuel surcharge program recovered both components of our higher costs. Our fuel surcharge program substantially recovered these costs for the year ended December 31, 2005.

The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations. These mandated fees have not had a significant impact on the comparability of revenues for the periods included in the table above.

Volume — Declines in revenue due to lower volumes between 2006 and 2005 were driven by decreases in our collection volumes, due primarily to our focus on improving the margins in this line of business through pricing.

These revenue declines were the most significant in our residential and industrial collection operations, with our Eastern, Southern and Midwestern Groups experiencing the most notable decreases. Our commercial collection operations also had declines in revenue due to lower volumes in 2006, principally in the Midwestern and Eastern Groups. The decline in revenue due to lower volumes for our collection operations was also due to a decrease in hurricane related revenues in the South.

The revenue declines in our collection businesses in 2006 were partially offset by increased disposal volumes in all of our geographic regions through the first nine months of the year. Our special waste, municipal solid waste and construction and demolition waste streams were the primary drivers of this growth in revenues due to higher volumes. We believe that the strength of the economy throughout most of the year and favorable weather in many parts of the country were the primary drivers of the higher disposal volumes. In the fourth quarter of 2006, we experienced a decline in disposal volumes as compared with the fourth quarter of 2005, which we believe is due to the lack of hurricane volumes in 2006, competition, impacts of our pricing initiatives and an economic softening in certain lines of our business in certain parts of the country.

Also contributing to the decline in our revenues due to lower volumes for 2006 were (i) the completion of the construction of an integrated waste facility on behalf of a municipality in Canada in early 2006; (ii) the deconsolidation of a variable interest entity during the second quarter of 2006; and (iii) decreased volumes from our transfer station and recycling operations.

Revenues due to changes in volumes were relatively flat when comparing 2005 with 2004. This was generally because of the combined impacts of (i) a decline in revenues associated with hurricanes; (ii) increases in recycling and landfill disposal volumes; and (iii) lower revenue from residential, commercial and industrial collection volumes, particularly in the East and Midwest, which can generally be attributed to our focus on improving our margins by increasing yield.

Our revenue due to volumes generated from hurricane related services were $56 million for the year ended December 31, 2005 as compared with $115 million for the year ended December 31, 2004. The $59 million decline was partially due to the temporary suspension of certain of our operations in the Gulf Coast region during 2005 as a result of the severe destruction caused by Hurricane Katrina. In addition, much of our 2004 hurricane related revenues was associated with subcontracted services, which generated comparatively lower margins. In 2005, we generally elected not to undertake hurricane related projects for which we could not support the required services with internal resources.

When excluding the impacts of the hurricanes, revenue due to higher volumes increased $62 million, or 0.5% during 2005. This increase was largely due to (i) increased recycling volumes provided by several brokerage contracts; (ii) increased landfill disposal volumes in the Midwest, West and South; (iii) increased transfer station volumes in the West and the South; and (iv) increased residential collection volumes in the West. Also included as a component of revenue growth from volumes in 2005 was revenue generated from our construction of an integrated waste facility on behalf of a municipality in Canada. The revenue generated by this project was low margin and largely offset by a corresponding increase in cost of goods sold.

These revenue increases were largely offset by volume declines experienced in each line of business in the Eastern portion of the United States and significant volume declines in our collection business in the Midwest.

Acquisitions and divestitures — The net impact of acquisitions and divestitures on our revenues was a decrease of $102 million in 2006 and an increase of $50 million in 2005. The significant change in these impacts is a result of our divestiture plan, which was initiated in the third quarter of 2005.

Operating Expenses

Our operating expenses include (i) labor and related benefits (excluding labor costs associated with maintenance and repairs included below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third-party disposal facilities and transfer stations; (iii) maintenance and repairs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport our waste to disposal facilities and are driven by transportation costs such as fuel prices;

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

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the years ended December 31 (in millions):

		Period-to-			Period-to-
	2006	Period Change		2005	Period Change		2004

Labor and related benefits	$2,479	$8	0.3%	$2,471	$84	3.5%	$2,387
Transfer and disposal costs	1,248	(22)	(1.7)	1,270	(19)	(1.5)	1,289
Maintenance and repairs	1,137	2	0.2	1,135	35	3.2	1,100
Subcontractor costs	971	34	3.6	937	26	2.9	911
Cost of goods sold	589	(56)	(8.7)	645	49	8.2	596
Fuel	579	47	8.8	532	131	32.7	401
Disposal and franchise fees and taxes	641	(1)	(0.2)	642	22	3.5	620
Landfill operating costs	238	5	2.1	233	14	6.4	219
Risk management	291	(21)	(6.7)	312	(7)	(2.2)	319
Other	414	(40)	(8.8)	454	68	17.6	386

	$8,587	$(44)	(0.5)%	$8,631	$403	4.9%	$8,228

Our operating expense margin improved 1.7 percentage points, from 66.0% in 2005 to 64.3% in 2006. This improvement can be attributed to the fact that we experienced increased revenues while controlling our total operating costs. Our ability to manage operating costs demonstrates progress on our operational excellence initiatives such as improving productivity, reducing fleet maintenance costs, standardizing operating practices and improving safety. In addition, our operating expenses have declined when comparing 2006 with 2005 due in part to divestitures and reduced volumes. Divestitures and reduced volumes have contributed to reduced costs or have offset other cost increases in every category throughout 2006.

The impact of our cost control initiatives, divestitures, volumes and other significant factors on the comparability of costs incurred for each operating expense category in 2006, 2005 and 2004 are summarized below.

Labor and related benefits — When comparing 2006 with 2005, these costs have increased due to annual merit increases and higher bonus expense due to the overall improvement in our performance on a year-over-year basis. These cost increases were partially offset by (i) declines in health and welfare insurance expenses, due to our focus on controlling costs and reductions in operations personnel as a result of divestitures; (ii) reduced overtime generally associated with our reduced volumes; and (iii) reduced headcount due to divestitures and our focus on operating efficiencies. In 2005, the year-over-year increase in costs was generally due to higher salary and wage costs, general increases in health care and benefits costs, increased costs attributable to contract labor and increased payroll taxes.

Transfer and disposal costs — In 2006 and 2005 the costs incurred by our collection operations to dispose of waste at third-party transfer stations or landfills declined due to our focus on improving internalization. During 2006, declines in these costs are also attributable to the impact of divestitures and general volume declines.

Maintenance and repairs — In 2006, these costs were relatively flat due to the offsetting impacts of increases in labor costs and decreases driven by (i) changes in the scope of maintenance projects at our waste-to-energy facilities; (ii) the impact of divestitures and (iii) various fleet initiatives, all of which have favorably affected our maintenance, parts and supplies costs. The increases in these costs in 2005 were attributable to (i) higher parts and supplies costs, which were driven by changes in the scope of maintenance projects at our waste-to-energy facilities and increased volumes in our Southern and Western Groups; (ii) increases in the cost of lubes and oils and (iii) increases in the labor costs associated with our maintenance and repairs.

Subcontractor costs — Throughout 2006 and 2005 we experienced increases in subcontractor costs due to higher diesel fuel prices, which drive the fuel surcharges we pay to third-party subcontractors. Subcontractor cost increases attributable to higher fuel costs were offset by the revenue generated from our fuel surcharge program, which is reflected as fuel yield increases within Operating Revenues.  Additionally, in 2006, the increase in our subcontractor costs due to higher fuel costs was partially offset by a decrease attributable to our divestiture of under-performing and non-strategic operations and decreases in volumes.

In 2005, we also incurred additional transportation costs due to increased volumes in subcontracted work, particularly in our National Accounts organization and our Western Group. This cost increase was partially offset by a year-over-year decline in the utilization of subcontractors to assist in providing hurricane related services, which were particularly significant during 2004.

Cost of goods sold — These costs are primarily for rebates paid to our recycling suppliers, which are driven by the market prices of recyclable commodities. In 2006, we experienced lower market prices for recyclable commodities and reduced recycling volumes.

Additionally, in 2006, the decrease in costs of goods sold was partially due to completion of the construction of an integrated waste facility in Canada in early 2006. The increase in cost of goods sold in 2005 was partially due to costs incurred to construct this integrated waste facility. Also in 2005, we experienced lower market prices for recyclable commodities than in prior years. This decrease in pricing was more than offset by increased recycling volumes in 2005 due to several new brokerage contracts and acquisitions.

Fuel — We experienced an estimated average increase of $0.31 per gallon for 2006 as compared with 2005 and of $0.59 per gallon for 2005 as compared with 2004. While our fuel surcharge is designed to recover the cost increases incurred as a result of higher fuel prices, increased fuel costs continue to negatively affect our operating margin percentages. Revenues generated by our fuel surcharge program are reflected as fuel yield increases within Operating Revenues.

Disposal and franchise fees and taxes — In 2006, these costs have remained relatively flat primarily as a result of decreases associated with divestitures and general volume declines, partially offset by increases in rates for mandated fees and taxes in certain markets. In 2005, these cost increases were the result of increased volumes and increased rates for mandated fees and taxes. Certain of these cost increases are passed through to our customers, and have been reflected as fee yield increases within Operating Revenues.

Landfill operating costs — For 2006 and 2005, these cost increases have generally been related to higher site maintenance, leachate collection, monitoring and testing, and closure and post-closure expenses.

Risk management — Over the last two years, we have been increasingly successful in reducing these costs largely due to reduced workers’ compensation costs, which can be attributed to our continued focus on safety and reduced accident and injury rates.

Other operating expenses — The lower costs in 2006 as compared with 2005 can be attributed to (i) Hurricane Katrina related support costs in 2005, particularly in Louisiana, where we built Camp Waste Management to house and feed hundreds of our employees who worked in the New Orleans area to help with the cleanup efforts; (ii) higher rental expense in 2005; and (iii) a decrease related to the deconsolidation of a variable interest entity in early 2006.

In addition to the 2005 items noted above, the increase in our other operating costs when comparing 2005 with 2004 can be attributed to (i) a year-over-year decrease in the realization of gains on sales of assets; (ii) costs incurred during 2005 attributable to labor strikes in New Jersey and Canada; and (iii) an increase in costs generated by the variable interest entity discussed above.

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

The following table summarizes the major components of our selling, general and administrative costs for the years ended December 31 (in millions):

		Period-to-			Period-to-
	2006	Period Change		2005	Period Change		2004

Labor and related benefits	$794	$37	4.9%	$757	$16	2.2%	$741
Professional fees	161	9	5.9	152	(17)	(10.1)	169
Provision for bad debts	49	(3)	(5.8)	52	4	8.3	48
Other	384	69	21.9	315	6	1.9	309

	$1,388	$112	8.8%	$1,276	$9	0.7%	$1,267

Our professional fees and, to a lesser extent, our labor costs and other general and administrative costs, for the year ended December 31, 2006 were increased by $20 million for non-capitalizable costs incurred to support the planned implementation of our new revenue management system. This increase and other significant changes in our selling, general and administrative expenses are summarized below.

Labor and related benefits — In both 2006 and 2005, these costs increased year-over-year due to higher bonus expense attributable to the overall improvement in our performance and higher non-cash compensation costs associated with the equity-based compensation provided for by our long-term incentive plan. Also contributing to the increase in labor costs in 2006 and 2005 are higher salaries and hourly wages driven by annual merit raises and an increase in the size of our sales force. These increases were partially offset by savings associated with our 2005 restructuring. Fluctuations in our use of contract labor for corporate support functions caused an increase in 2006 and a decline in 2005 as compared with the prior year periods.

Professional Fees — In 2006, our professional fees were higher than in 2005 due to higher consulting fees associated with our pricing initiatives and the development of our revenue management system. However, the overall increase in consulting fees in 2006 was partially offset by costs incurred during 2005 for computer support costs related to a revenue management project for our Recycling Group. In 2005, we experienced a decline in professional fees as compared with the prior year as a result of lower litigation and defense costs and lower consulting costs associated with Section 404 of the Sarbanes-Oxley Act as we moved from the implementation phase in 2004 to continued monitoring and testing in 2005.

Other — We are currently undergoing unclaimed property audits, which are being conducted by various state authorities. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. During 2006, we submitted unclaimed property filings with all states. As a result of our findings, we determined that we had unrecorded obligations associated with unclaimed property for escheatable items for various periods between 1980 and 2004. The increase in our expenses includes a $20 million charge to record these estimated unrecorded obligations. Refer to Note 10 of our Consolidated Financial Statements for additional information related to the nature of this charge. Additionally, in both 2006 and 2005, our other costs increased due to higher sales and marketing costs associated with our national advertising campaign and higher travel and entertainment costs due partially to the development of our revenue management system and our efforts to implement various initiatives.

Depreciation and Amortization

Depreciation and amortization includes (i) depreciation of property and equipment, including assets recorded due to capital leases, on a straight-line basis from three to 50 years; (ii) amortization of landfill costs, including those incurred and all estimated future costs for landfill development, construction, closure and post-closure, on a units-of-consumption method as landfill airspace is consumed over the remaining permitted and expansion capacity of a site; (iii) amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event; and (iv) amortization of intangible assets with a definite life, either using a 150% declining balance approach or a straight-line basis over the definitive terms of the related agreements, which are from two to ten years depending on the type of asset.

Depreciation and amortization expense decreased by $27 million during 2006 when compared with 2005. The decrease was due in part to the suspension of depreciation on assets held-for-sale, divestitures and the discontinuation of depreciation on enterprise-wide software that is now fully depreciated.

The comparability of our depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 has also been significantly affected by (i) a $21 million charge to landfill amortization recognized in 2005 to adjust the amortization periods of nine of our leased landfills and (ii) adjustments to landfill airspace and landfill asset retirement cost amortization recorded in each year for changes in estimates related to our final capping, closure and post-closure obligations. During the years ended December 31, 2006, 2005 and 2004, landfill amortization expense was reduced by $1 million, $13 million and $18 million, respectively, for the effects of these changes in estimate. In each year, the majority of the reduced expense resulting from the revised estimates was associated with final capping changes.

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

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended December 31,
	2006	2005	2004

Asset impairments	$42	$116	$17
(Income) expense from divestitures	(44)	(79)	(12)
Other	27	31	(18)

	$25	$68	$(13)

Year Ended December 31, 2006

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

During the third and fourth quarters of 2006, we recorded impairment charges of $10 million and $14 million, respectively, for assets and businesses associated with our continuing operations. The charges recognized during the third quarter of 2006 were related to operations in our Recycling and Southern Groups. The charges recognized during the fourth quarter of 2006 were primarily attributable to the impairment of a landfill in our Eastern Group as a result of a change in our expectations for future expansions.

(Income) expense from divestitures — We recognized $44 million of net gains on divestitures during the year ended December 31, 2006, which were direct results of the execution of our plan to review under-performing or non-strategic operations and to either improve their performance or dispose of the operations. The majority of these net gains was recognized during the second quarter of 2006 and relates to operations located in our Western Group. Total proceeds from divestitures completed during the year ended December 31, 2006 were $184 million, all of which were received in cash.

Other — During the fourth quarter of 2006, we recognized a charge of approximately $26 million for the impact of an arbitration ruling against us related to the termination of a joint venture relationship in 2000. The party that purchased our interest in the joint venture had sued us, seeking a variety of remedies ranging from monetary damages to unwinding the sale of assets. In the fourth quarter of 2006, the arbitration tribunal ruled in the other party’s favor, awarding them approximately $29 million, which includes monetary damages, interest, and certain fees and expenses. Prior to the ruling, the Company had recorded a reserve of $3 million. For additional information regarding this matter refer to Note 10 of our Consolidated Financial Statements.

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

(Income) expense from divestitures — During the first quarter of 2005, we recognized a $39 million gain as a result of the divestiture of a landfill in Ontario, Canada, which was required as a result of a Divestiture Order from the Canadian Competition Bureau. During the remainder of 2005, we recognized a total of $40 million in gains as a result of the divestiture of operations. With the exception of our divestiture of the Ontario, Canada landfill, our divestitures during 2005 were direct results of the execution of our plan to review under-performing or non-strategic operations and to either improve their performance or dispose of the operations.

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

Year Ended December 31, 2004

For 2004, the significant items included within “(Income) expense from divestitures, asset impairments and unusual items” were (i) $17 million in impairment losses primarily due to the impairment of certain landfill assets and software development costs; (ii) $12 million in gains on divestitures that primarily related to certain Port-O-Let® operations; and (iii) $18 million in miscellaneous net gains, which were primarily for adjustments to our estimated obligations associated with non-solid waste services, which were divested in 1999 and 2000.

Income From Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the years ended December 31 (in millions):

		Period-to-			Period-to-
	2006	Period Change		2005	Period Change		2004

Eastern	$417	$56	15.5%	$361	$3	0.8%	$358
Midwest	484	58	13.6	426	40	10.4	386
Southern	804	105	15.0	699	34	5.1	665
Western	561	90	19.1	471	56	13.5	415
Wheelabrator	315	10	3.3	305	22	7.8	283
Recycling	16	1	6.7	15	(10)	(40.0)	25
Other	(23)	(26)	*	3	15	*	(12)
Corporate and other	(545)	25	(4.4)	(570)	(149)	35.4	(421)

Total	$2,029	$319	18.7%	$1,710	$11	0.6%	$1,699

*	Percentage change does not provide a meaningful comparison.

Overview — Revenue growth from base business yield improvement, which is primarily the result of our continued focus on pricing, significantly contributed to the operating income of each of our geographic Groups during the years ended December 31, 2006 and 2005. Base business yield provided revenue growth for each line of business in 2006, but was driven primarily by our collection operations, where we experienced substantial revenue growth in every geographic operating Group for the second consecutive year. The operating results of the Groups have also benefited from our focus on cost control and from increases in higher margin disposal volumes during both 2005 and 2006. These improvements were partially offset by declines in revenues due to lower volumes in the collection line of business, particularly in our Eastern Group. See the additional discussion in the Operating Revenues section above.

The operating results for the year ended December 31, 2006 also compare favorably with the prior years due to the $27 million restructuring charge recognized during the third quarter of 2005. “Corporate and other” reflects $10 million of this impact with the remaining $17 million allocated across the operating Groups. See additional discussion of these charges in the Restructuring section above.

Other significant items affecting the comparability of the operating segments’ results of operations for the years ended December 31, 2006, 2005 and 2004 are summarized below:

Eastern — The Group’s operating income for the year ended December 31, 2006 was negatively affected by $26 million in charges associated with (i) the impairment of businesses being sold as part of our divestiture program and (ii) the impairment of a landfill. The year ended December 31, 2005 was negatively affected by the recognition of $44 million in impairment charges related primarily to the Pottstown landfill. Finally, the operating results of our Eastern Group for 2006 and 2005 were negatively affected by costs incurred in connection with labor strikes. For the year ended December 31, 2006, we incurred $14 million of costs related primarily to a strike in the New York City area. The Group incurred similar costs during the first quarter of 2005 for a labor strike in New Jersey, which decreased operating income for the year ended December 31, 2005 by approximately $9 million.

Midwest — Positively affecting 2005 results compared with the prior year was a decline in landfill amortization expense generally as a result of changes in certain estimates related to our final capping, closure and post-closure obligations.

Southern — During 2005, several large non-recurring type items were recognized, impacting comparisons to the other periods presented. These items include $13 million of pre-tax gains recognized on the divestiture of operations during 2005 and declines in earnings related to (i) hurricanes, largely due to the temporary suspension of operations in the areas affected by Hurricane Katrina; (ii) the effects of higher landfill amortization costs, generally due to reductions in landfill amortization periods to align the lives of the landfills for amortization purposes with the terms of the underlying contractual agreements supporting their operations; and (iii) higher landfill amortization expense as a result of changes in certain estimates related to our final capping, closure and post-closure obligations.

Western — Gains on divestitures of operations were $48 million for the year ended December 31, 2006 as compared with $24 million for 2005 and $10 million for 2004.

Wheelabrator — The electric rates we charge to our customers at our waste-to-energy facilities increased significantly during the latter portion of 2005 as a result of higher market prices for natural gas. The rates we charge customers are indexed to natural gas prices, which increased significantly as a result of hurricane-related production disruptions, increased demand and increases in crude oil prices. This increase in rates was the principal reason for the 2005 increase in Wheelabrator’s income from operations as compared with 2004. The favorable impact of market prices for natural gas was partially offset by higher costs of goods sold and higher repair and maintenance costs due to the scope and timing of maintenance performed in 2005 as compared with 2004.

Recycling — During 2006, the Group recognized $10 million of charges for a loss on divestiture and an impairment of certain under-performing operations, which were slightly more than offset by savings associated with the Group’s cost control efforts. The decrease in income from operations in our Recycling Group during 2005 when compared with 2004 can generally be attributed to (i) an increase in the rebates paid to our suppliers as a result of increased competition; (ii) costs related to the deployment of new software; and (iii) higher subcontractor costs primarily related to increased distances traveled by third-party haulers.

The comparability of operating results for the Recycling Group for all of the periods presented has been affected by variances in the market prices for recyclable commodities. During the three years ended December 31, 2006, year-over-year changes in the quarterly average market prices of OCC and ONP have ranged from a decrease of as much as 33% to an increase of as much as 36%. However, declines in the market prices for recyclable commodities resulted in only marginal year-over-year decreases to our income from operations during 2006 and 2005 because a substantial portion of changes in market prices are generally passed on as rebates to our suppliers.

Other — The changes in “Income from operations” attributed to our other operations is driven primarily by the 2005 recognition of a $39 million pre-tax gain resulting from the divestiture of one of our landfills in Ontario, Canada. This impact is included in “(Income) expense from divestitures, asset impairments and unusual items” within our Consolidated Statement of Operations. As this landfill had been divested at the time of our 2005 reorganization, historical financial information associated with its operations has not been allocated to our remaining reportable segments. Accordingly, these impacts have been included in Other. The impact of this 2005 divestiture gain is partially offset by the effect of certain other quarter-end adjustments related to the operating segments that are recorded in consolidation and, due to timing, not included in the measure of segment income from operations used to assess their performance for the periods disclosed.

Corporate — Expenses were higher in 2005 as compared with 2006 primarily due to impairment charges in 2005 of $68 million associated with capitalized software costs and $31 million of net charges associated with various legal and divestiture matters. In 2006, we recognized $37 million of net charges associated with various legal and divestiture matters. These items are discussed in the (Income) Expense from Divestitures, Asset Impairments and Unusual Items section above.

In 2006, we experienced lower risk management and employee health and welfare plan costs largely due to our focus on safety and controlling costs. These cost savings have been largely offset by the following cost increases: (i) a $20 million charge recorded to recognize unrecorded obligations associated with unclaimed property, which is discussed in the Selling, General and Administrative section above; (ii) increased incentive compensation expense associated with the Company’s current strong performance; (iii) higher consulting fees and sales commissions primarily related to our pricing initiatives; (iv) an increase in our marketing costs due to our national advertising campaign; and (v) the centralization of support functions that were provided by our Group offices prior to our 2005 reorganization.

The higher expenses in 2005 as compared with 2004 were driven by the previously noted $99 million charged to “(Income) expense from divestitures, asset impairments and unusual items” during 2005. Also contributing to the increase in expenses during 2005 were (i) non-cash employee compensation costs associated with current year changes in equity-based compensation; (ii) inflation in employee health care costs; (iii) salary and wage annual merit increases; (iv) costs for sales and marketing programs; and (v) costs at Corporate associated with our July 2005 restructuring charge and organizational changes, which were partially offset by associated savings at Corporate.

Other Components of Income Before Cumulative Effect of Change in Accounting Principle

The following summarizes the other major components of our income before cumulative effect of change in accounting principle for the year ended December 31 for each respective period (in millions):

		Period-to-			Period-to-
	2006	Period Change		2005	Period Change		2004

Interest expense	$(545)	$(49)	9.9%	$(496)	$(41)	9.0%	$(455)
Interest income	69	38	*	31	(39)	(55.7)	70
Equity in net losses of unconsolidated entities	(36)	71	*	(107)	(9)	9.2	(98)
Minority interest	(44)	4	(8.3)	(48)	(12)	33.3	(36)
Other, net	1	(1)	*	2	4	*	(2)
Provision for (benefit from) income taxes	325	415	*	(90)	(337)	*	247

*	Percentage change does not provide a meaningful comparison. Refer to the explanations of these items below for a discussion of the relationship between current year and prior year activity.

Interest Expense

The increase in interest expense in 2006 and 2005 is generally related to higher market interest rates, which have resulted in a decrease in the benefit of our interest rate swaps and an increase in the interest rates of our variable rate debt. The increase in our interest expense in 2006 due to higher market interest rates was partially offset by the impact of a decrease in our outstanding debt, which is due to our repayment of borrowings throughout the year.

We use interest rate derivative contracts to manage our exposure to changes in market interest rates. The combined impact of active and terminated interest rate swap agreements resulted in a net interest expense increase of $4 million for 2006 and net interest expense reductions of $39 million and $90 million for 2005 and 2004, respectively. The significant decline in the benefit recognized as a result of our active interest rate swap agreements is attributable to the increase in short-term market interest rates. Our periodic interest obligations under our active interest rate swap agreements are based on a spread from the three-month LIBOR, which has increased from 2.56% at December 31, 2004 to 4.54% at December 31, 2005 and to 5.36% at December 31, 2006. Included in the $4 million net increase in interest expense realized in 2006 for terminated and active interest rate swap agreements is a $41 million reduction in interest expense related to the amortization of terminated swaps. Our terminated interest rate swaps are expected to reduce interest expense by $37 million in 2007, $33 million in 2008 and $19 million in 2009.

In addition, we have $652 million of tax-exempt borrowings remarketed either daily or weekly to effectively maintain a variable yield. The interest rates of these borrowings increased over the last two years due to higher market rates.

Interest Income

The increase in interest income when comparing 2006 with 2005 is due to an increase in our investments in variable rate demand notes and auction rate securities throughout the year. Interest income for 2006 and 2004 includes interest income of $14 million and $46 million, respectively, realized on tax refunds received from the IRS for the settlement of several federal audits.

Equity in Net Losses of Unconsolidated Entities

In the first and second quarters of 2004, we acquired an equity interest in two coal-based synthetic fuel production facilities. The activities of these facilities drive our “Equity in net losses of unconsolidated entities”. The significant decrease in the equity losses attributable to these facilities when comparing 2006 with prior years is due to (i) the estimated effect of a 36% phase-out of Section 45K (formerly Section 29) credits generated during 2006 on our contractual obligations associated with funding the facilities’ losses as a result of a substantial increase in market prices of crude oil; (ii) the suspension of operations at the facilities from May to September of 2006; and (iii) a cumulative adjustment necessary to appropriately reflect our life-to-date obligations to fund the costs of operating the facilities and the value of our investment. The increase in these losses from 2004 to 2005 is due to the timing of our initial investments in 2004.

These equity losses are more than offset by the tax benefit realized as a result of these investments. The impact of these facilities on our provision for taxes is discussed below within Provision for (Benefit from) Income Taxes. Additional information related to these investments is included in Note 8 to the Consolidated Financial Statements.

Minority Interest

On December 31, 2003, we consolidated two special purpose type variable interest entities as a result of our implementation of FIN 46(R). Our minority interest expense for 2006, 2005 and 2004 is primarily related to the other members’ equity interest in the earnings of these entities. Additional information related to these investments is included in Note 19 to the Consolidated Financial Statements.

Other, net

Our other income and expense is primarily attributable to the impact of foreign currency translation on our Canadian operations.

Provision for (Benefit from) Income Taxes

We recorded a provision for income taxes of $325 million in 2006, a benefit from income taxes of $90 million in 2005, and a provision for income taxes of $247 million in 2004 resulting in an effective income tax rate of approximately 22.1%, (8.2)%, and 21.0% for each of the three years, respectively. When excluding the effect of interest income related to audit settlements, the settlement of various federal and state tax audit matters during 2006, 2005 and 2004 resulted in a reduction in our provision for income taxes of $149 million, (representing a 10.1 percentage point reduction in our effective tax rate), $398 million, (representing a 36.4 percentage point reduction in our effective tax rate) and $101 million, (representing an 8.5 percentage point reduction in our effective tax rate), respectively.

The benefit of non-conventional fuel tax credits is derived from methane gas projects at our landfills and our investments in two coal-based synthetic fuel production facilities, which are discussed in the Equity in Net Losses of Unconsolidated Entities section above. These tax credits are available through 2007 pursuant to Section 45K of the Internal Revenue Code, and are phased-out if the price of crude oil exceeds a threshold annual average price determined by the IRS. Our effective tax rate for 2006 reflects a phase-out of 36% of Section 45K tax credits generated during 2006 and a temporary shut down of the synthetic fuel production facilities. We have developed our estimate of the phase-out using market information for crude oil prices as of December 31, 2006. Our synthetic fuel production facility investments resulted in a decrease in our tax provision of $64 million for 2006, $145 million for 2005 and $131 million for 2004, which more than offset the related equity losses and interest expense for those entities. Refer to Note 8 of our Consolidated Financial Statements for additional information regarding the impact of these investments on our provision for taxes.

For all periods, a portion of the difference in income taxes computed at the federal statutory rate and reported income taxes is due to state and local income taxes.

Additionally, in 2006, we recorded reductions to income tax expense related to (i) a decrease in our effective state tax rate resulting in a $9 million benefit related to the revaluation of net accumulated deferred tax liabilities; (ii) a $20 million tax benefit due to scheduled tax rate reductions in Canada and the resulting revaluation of related net accumulated deferred tax liabilities; and (iii) an $11 million state tax benefit arising from the reduction in the valuation allowance related to the expected utilization of state net operating loss and credit carryforwards.

In 2005, we recorded additional income tax expense related to (i) the accrual of $4 million to increase net accumulated deferred tax liabilities resulting from a change in the provincial tax rate in Quebec and (ii) the accrual of $34 million of taxes associated with our plan to repatriate $496 million of accumulated earnings and capital from certain of our Canadian subsidiaries under the American Jobs Creation Act of 2004. These amounts were offset in part by a change in our estimated state effective tax rate causing us to realize a benefit of $16 million related to the revaluation of net accumulated deferred tax liabilities.

Cumulative Effect of Change in Accounting Principle

On March 31, 2004, we recorded a credit of $8 million, net of taxes, or $0.01 per diluted share, to “Cumulative effect of change in accounting principle” as a result of the consolidation of previously unrecorded trusts as required by FIN 46(R). See Notes 2 and 19 to the Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

General

We have consistently generated cash flows from operations in excess of our reinvestment needs. However, we operate in a capital-intensive business and continued access to various financing resources is vital to our continued financial strength. In the past, we have been successful in obtaining financing from a variety of sources on terms we consider attractive. Based on several key factors we believe are considered important by credit rating agencies and financial markets in determining our access to attractive financing alternatives, we expect to continue to maintain access to capital sources in the future. These factors include:

•	the essential nature of the services we provide and our large and diverse customer base;

•	our ability to generate strong and consistent cash flows despite the economic environment;

•	our liquidity profile;

•	our asset base; and

•	our commitment to maintaining a moderate financial profile and disciplined capital allocation.

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (i) the construction and expansion of our landfills; (ii) additions to and maintenance of our trucking fleet; (iii) refurbishments and improvements at waste-to-energy and materials recovery facilities; (iv) the container and equipment needs of our operations; (v) capping, closure and post-closure activities at our landfills; and (vi) repaying debt and discharging other obligations. We also are committed to providing our shareholders with a return on their investment through our capital allocation program that provides for dividend payments, share repurchases and investments in acquisitions that we believe will be accretive and provide continued growth in our business.

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

Summary of Cash, Short-Term Investments, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash, short-term investments available for use, restricted trust and escrow accounts and debt balances as of December 31, 2006 and December 31, 2005 (in millions):

	2006	2005

Cash and cash equivalents	$614	$666
Short-term investments available for use	184	300

Total cash, cash equivalents and short-term investments available for use	$798	$966

Restricted trust and escrow accounts:
Tax-exempt bond funds	$94	$185
Closure, post-closure and environmental remediation funds	219	205
Debt service funds	45	52
Other	19	18

Total restricted trust and escrow accounts	$377	$460

Debt:
Current portion	$822	$522
Long-term portion	7,495	8,165

Total debt	$8,317	$8,687

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$19	$47

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

Restricted trust and escrow accounts — Restricted trust and escrow accounts consist primarily of funds held in trust for the construction of various facilities or repayment of debt obligations, funds deposited in connection with landfill closure, post-closure and remediation obligations and insurance escrow deposits. These balances are primarily included within long-term “Other assets” in our Consolidated Balance Sheets. See Note 3 to the Consolidated Financial Statements for additional discussion.

Debt

Revolving credit and letter of credit facilities — The table below summarizes the credit capacity, maturity and outstanding letters of credit under our revolving credit facility, principal letter of credit facilities and other credit arrangements as of December 31, 2006 (in millions):

			Outstanding
	Total Credit		Letters
Facility	Capacity	Maturity	of Credit

Five-year revolving credit facility(a)	$2,400	August 2011	$1,301
Five-year letter of credit and term loan agreement(b)	15	June 2008	15
Five-year letter of credit facility(b)	350	December 2008	346
Seven-year letter of credit and term loan agreement(b)	175	June 2010	175
Ten-year letter of credit and term loan agreement(b)	105	June 2013	105
Other(c)	—	Various	75

Total	$3,045		$2,017

(a)	On August 17, 2006, WMI entered into a five-year, $2.4 billion revolving credit facility, replacing the $2.4 billion syndicated revolving credit facility that would have expired in October 2009. This facility provides us with credit capacity that could be used for either cash borrowings or letters of credit. At December 31, 2006, no borrowings were outstanding under the facility, and we had unused and available credit capacity of $1,099 million.

(b)	These facilities have been established to provide us with letter of credit capacity. In the event of an unreimbursed draw on a letter of credit, the amount of the draw paid by the letter of credit provider generally converts into a term loan for the remaining term under the respective agreement or facility. Through December 31, 2006 we had not experienced any unreimbursed draws on our letters of credit.

(c)	We have letters of credit outstanding under various arrangements that do not provide for a committed capacity. Accordingly, the total credit capacity of these arrangements has been noted as zero.

We have used each of these facilities to support letters of credit that we issue to support our insurance programs, certain tax-exempt bond issuances, municipal and governmental waste management contracts, closure and post-closure obligations and disposal site or transfer station operating permits. These facilities require us to pay fees to the financial institutions and our obligation is generally to repay any draws that may occur on the letters of credit. We expect that similar facilities may continue to serve as a cost efficient source of letter of credit capacity in the future, and we continue to assess our financial assurance requirements to ensure that we have adequate letter of credit and surety bond capacity in advance of our business needs.

Canadian Credit Facility — In November 2005, Waste Management of Canada Corporation, one of our wholly-owned subsidiaries, entered into a three-year credit facility agreement under which we could borrow up to Canadian $410 million. The agreement was entered into to facilitate WMI’s repatriation of accumulated earnings and capital from its Canadian subsidiaries as discussed above.

As of December 31, 2006, we had $313 million of principal ($308 million net of discount) outstanding under this credit facility. Advances under the facility do not accrue interest during their terms. Accordingly, the proceeds we initially received were for the principal amount of the advances net of the total interest obligation due for the term of the advance, and the debt was initially recorded based on the net proceeds received. The advances have a weighted average effective interest rate of 4.8% at December 31, 2006, which is being amortized to interest expense with a corresponding increase in our recorded debt obligation using the effective interest method. During the year ended December 31, 2006, we increased the carrying value of the debt for the recognition of $15 million of interest expense. A total of $47 million of advances under the facility matured during 2006 and were repaid with available cash. Accounting for changes in the Canadian currency translation rate did not significantly affect the carrying value of these borrowings during 2006.

Our outstanding advances mature less than one year from the date of issuance, but may be renewed under the terms of the facility. While we may elect to renew portions of our outstanding advances under the terms of the facility, we currently expect to repay our borrowings under the facility within one year with available cash. Accordingly, these borrowings are classified as current in our December 31, 2006 Consolidated Balance Sheet. As of December 31, 2005, we had expected to repay $86 million of outstanding advances with available cash and renew the remaining borrowings under the terms of the facility. Based on our expectations at that time, we classified $86 million as current and $254 million as long-term in our December 31, 2005 Consolidated Balance Sheet.

Senior notes — As of December 31, 2006, we had $4.8 billion of outstanding senior notes. The notes have various maturities ranging from October 2007 to May 2032, and interest rates ranging from 5.00% to 8.75%. On October 15, 2006, $300 million of 7.0% senior notes matured and were repaid with cash on hand. We have $300 million of 7.125% senior notes that mature in October 2007 that we currently expect to repay with available cash. Accordingly, this borrowing is classified as current as of December 31, 2006.

Tax-exempt bonds — We actively issue tax-exempt bonds as a means of accessing low-cost financing for capital expenditures. As of December 31, 2006, we had $2.4 billion of outstanding tax-exempt bonds. We issued $159 million of tax-exempt bonds during 2006. The proceeds from these debt issuances were deposited directly into a trust fund and may only be used for the specific purpose for which the money was raised, which is generally the construction of collection and disposal facilities and for the equipment necessary to provide waste management services. Accordingly, the restricted funds provided by these financing activities have not been included in “New borrowings” in our Consolidated Statement of Cash Flows for the year ended December 31, 2006. As we spend monies on the specific projects being financed, we are able to requisition cash from the trust funds. As discussed in the restricted trusts and escrow accounts section above, we have $94 million held in trust for future spending as of December 31, 2006. During 2006, we received $258 million from these funds for approved capital expenditures.

As of December 31, 2006, $606 million of our tax-exempt bonds are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit that were issued primarily under our $2.4 billion, five-year revolving credit facility that guarantee repayment of the bonds in the event the bonds are put to us. Accordingly, these obligations have been classified as long-term in our December 31, 2006 Consolidated Balance Sheet.

Additionally, as of December 31, 2006, we have $255 million of fixed rate tax-exempt bonds subject to repricing within the next twelve months, which is prior to their scheduled maturities. If the re-offerings of the bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit supported by our long-term facilities that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation for financial reporting purposes. However, these bonds have been classified as long-term in our Consolidated Balance Sheet as of December 31, 2006. The classification of these obligations as long-term was based upon our intent to refinance the borrowings with other long-term financings in the event of a failed re-offering and our ability, in the event other sources of long-term financing are not available, to use our five-year revolving credit facility.

Tax-exempt project bonds — As of December 31, 2006, we had $352 million of outstanding tax-exempt project bonds. These debt instruments are primarily used by our Wheelabrator Group to finance the development of waste-to-energy facilities. The bonds generally require periodic principal installment payments. As of

December 31, 2006, $46 million of these bonds are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. Repayment of these bonds has been guaranteed with letters of credit issued under our five-year revolving credit facility. Accordingly, these obligations have been classified as long-term in our December 31, 2006 Consolidated Balance Sheet. Approximately $61 million of our tax-exempt project bonds will be repaid with either available cash or debt service funds within the next twelve months.

Interest rate swaps — We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of December 31, 2006, the interest payments on $2.4 billion of our fixed rate debt have been swapped to variable rates, allowing us to maintain approximately 64% of our debt at fixed interest rates and approximately 36% of our debt at variable interest rates. Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $19 million as of December 31, 2006 and $47 million at December 31, 2005.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the year ended December 31 for each respective period (in millions):

	2006	2005	2004

Net cash provided by operating activities	$2,540	$2,391	$2,218

Net cash used in investing activities	$(788)	$(1,062)	$(882)

Net cash used in financing activities	$(1,803)	$(1,090)	$(1,130)

Net Cash Provided by Operating Activities — During 2006 and 2005, our cash flows from operating activities increased $149 million and $173 million, respectively, on a year-over-year basis. In both years, the increases were due to growth in our operating income and comparative changes in our receivables and accounts payable and accrued liabilities, and were partially offset by increases in cash paid for income taxes.

The change in our receivables balances, net of effects of acquisitions and divestitures, provided a source of cash of $12 million in 2006, compared to a use of cash in both 2005 and 2004 of $102 million and $223 million, respectively. In 2006, our receivables balances declined in part due to a decrease in fourth quarter revenues as compared with the prior year, but also due to improved efficiency of collections. We have created and implemented new processes to assist our Market Areas with collections. The increases in our receivables balances, and resulting uses of cash in the Consolidated Statements of Cash Flows, in 2005 and 2004 were primarily related to increased revenues. However, the significant year-over-year change can partially be attributed to 2004 receivable balances associated with significant revenues generated from hurricane related services provided in the second half of 2004.

We made income tax payments of $475 million in 2006, $233 million in 2005 and $136 million in 2004. The increase in 2006 is primarily the result of improved earnings, a 36% phase-out of Section 45K tax credits and the temporary shutdown of our two coal-based synthetic fuel production facilities. There was no phase-out of Section 45K tax credits or temporary shutdown of the coal-based synthetic fuel production facilities in either 2005 or 2004. The increase from 2004 to 2005 is the combined result of increased earnings and the expiration of first-year bonus depreciation on property acquired after September 1, 2001 and before January 1, 2005, which favorably impacted taxes paid in 2004.

Our provision for income taxes has been significantly affected by tax audit settlements in each period presented. Tax audit settlements and related interest positively affected our net income by $158 million in 2006, $398 million in 2005 and $129 million in 2004. Additionally, we received cash refunds of $62 million in 2006 and $71 million in 2005 related to these tax audit settlements. The remaining impact of these settlements has been reflected as changes in our “Accounts payable and accrued liabilities” for the related periods.

The comparability of our operating cash flows for the periods presented is also affected by our adoption of SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) requires reductions in income taxes payable attributable to excess tax benefits associated with equity-based compensation to be included in cash flows from financing activities, which are discussed below. Prior to adopting SFAS No. 123(R), our excess tax benefits associated with equity-based compensation were included within cash flows from operating activities as a change in “Accounts payable and accrued liabilities.” During 2005 and 2004, these excess tax benefits improved our operating cash flows by approximately $17 million and $37 million, respectively.

Net Cash Used in Investing Activities — We used $788 million of our cash resources for investing activities during 2006, a decrease of $274 million compared with 2005. This decrease is primarily due to (i) a $417 million increase in net cash flows provided by purchases and sales of short-term investments; (ii) a $110 million decline in spending for acquisitions of businesses; and (iii) a $46 million increase in proceeds from divestitures of businesses (net of cash divested) and other sales of assets. The effect of these items on our cash used in investing activities was partially offset by a $149 million increase in capital spending and a $142 million decline in net receipts from restricted trust and escrow accounts.

Net sales of short-term investments provided $122 million of cash in 2006, compared with net purchases of short-term investments of $295 million during 2005. In 2006, we experienced net sales of short-term investments as we utilized our short-term investments and available cash to fund our common stock repurchases, dividend payments and debt repayments, which are discussed below.

Our spending on acquisitions decreased from $142 million during 2005 to $32 million in 2006. As we make progress on our divestiture program, we plan to increase our focus on accretive acquisitions and other investments that will contribute to improved future results of operations and enhance and expand our existing service offerings.

Proceeds from divestitures (net of cash divested) and other sales of assets were $240 million in 2006 compared with $194 million in 2005, an increase of $46 million. Approximately $89 million of our 2005 proceeds were related to the sale of one of our landfills in Ontario, Canada as required by a Divestiture Order from the Canadian Competition Tribunal. When excluding the cash proceeds generated by this transaction, proceeds from divestitures have increased by $135 million during 2006 when compared with 2005. This increase is primarily a result of the execution of our plan to divest of certain under-performing and non-strategic operations.

Net funds received from our restricted trust and escrow accounts, which are largely generated from the issuance of tax-exempt bonds for our capital needs, contributed $253 million to our investing activities in 2006 compared with $395 million in 2005. The decrease is due to a decline in new tax-exempt borrowings.

We used $1,329 million during 2006 for capital expenditures, compared with $1,180 million in 2005. The increase occurred across all asset categories. However, our landfill and vehicles asset categories were the most significantly affected.

We used $1,062 million of our cash resources for investing activities during 2005, an increase of $180 million compared with 2004. This increase is primarily due to a $266 million change in net cash flows associated with purchases and sales of short-term investments. Net purchases of short-term investments during 2005 were $295 million compared with net purchases of $29 million during 2004. The increase in our short-term investments available for use as of December 31, 2005 can generally be attributed to an increase in our available cash, which we used to fund, among other things, a $275 million accelerated share repurchase agreement that became effective in January 2006 and our first quarter 2006 dividend that was paid in March 2006. Our share repurchases and dividends are discussed in our Net Cash Used in Financing Activities section below.

The increase in net cash outflows from investing activities as a result of our short-term investments was partially offset by (i) an increase in proceeds from divestitures of businesses (net of cash divested) and other sales of assets and (ii) a decrease in capital expenditures. Proceeds from divestitures of businesses (net of cash divested) and other sales of assets were $194 million in 2005 and $96 million in 2004. The $98 million increase from 2004 to 2005 is largely attributable to the sale of one of our landfills in Ontario, Canada. Capital expenditures were $1,180 million in 2005, which is $78 million less than we invested in capital in 2004.

Net Cash Used in Financing Activities — The most significant changes in our financing cash flows during the three years ended December 31, 2006 are related to (i) increases in cash paid for our repurchases of common stock and cash dividends; (ii) variances in our net debt repayments, which can generally be attributed to scheduled maturities; and (iii) variances in proceeds from the exercise of common stock options and warrants. These financing activities are discussed below.

Our 2006 and 2005 share repurchases and dividend payments have been made in accordance with a three-year capital allocation program that was approved by our Board of Directors. This capital allocation program authorizes up to $1.2 billion of combined share repurchases and dividend payments each year during 2005, 2006 and 2007. In June 2006, the Board of Directors authorized up to $350 million of additional share repurchases in 2006, increasing the total of capital authorized for share repurchases and dividends in 2006 to $1.55 billion.

We paid $1,072 million for share repurchases in 2006, as compared with $706 million in 2005 and $496 million in 2004. We repurchased approximately 31 million, 25 million and 17 million shares of our common stock in 2006, 2005 and 2004, respectively. We currently expect to continue repurchasing common stock under the capital allocation program discussed above.

We paid an aggregate of $476 million in cash dividends during 2006 compared with $449 million in 2005 and $432 million in 2004. The increase in dividend payments is due to annual increases in our per share dividend payment, which increased from a quarterly per share dividend of $0.1875 in 2004, to $0.20 in 2005 and to $0.22 in 2006. The impact of the year-over-year increases in the per share dividend has been partially offset by a reduction in the number of our outstanding shares as a result of our share repurchase program. In December 2006, the Board of Directors announced that it expects future quarterly dividend payments will be $0.24 per share. All future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future prospects and other factors the Board may deem relevant.

Net debt repayments were $500 million in 2006, $11 million in 2005 and $386 million in 2004. The following summarizes our most significant cash borrowings and debt repayments made during each year (in millions):

	Years Ended December 31,
	2006	2005	2004

Borrowings:
Canadian credit facility	$432	$365	$—
Senior notes	—	—	346
Other debt	—	—	69

	$432	$365	$415

Repayments:
Canadian credit facility	$(479)	$—	$—
Senior notes	(300)	(103)	(645)
Tax exempt bonds	(9)	—	(25)
Tax exempt project bonds	(50)	(46)	(42)
Convertible subordinated notes	—	(35)	—
Capital leases and other debt	(94)	(192)	(89)

	$(932)	$(376)	$(801)

Net repayments	$(500)	$(11)	$(386)

The exercise of common stock options and warrants and the related excess tax benefits generated a total of $340 million of financing cash inflows during 2006, compared with $129 million in 2005 and $193 million in 2004. We believe the significant increase in stock option and warrant exercises in 2006 is due to the substantial increase in the market value of our common stock during 2006. The accelerated vesting of all outstanding stock options in December 2005 also resulted in increased cash proceeds from stock option exercises because the acceleration made additional options available for exercise. As discussed above, the adoption of SFAS No. 123(R) on January 1, 2006 resulted in the classification of tax savings provided by equity-based compensation as a financing cash inflow rather than an operating cash inflow beginning in the first quarter of 2006. This change in accounting increased cash flows from financing activities by $45 million in 2006.

Summary of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2007	2008	2009	2010	2011	Thereafter	Total

Recorded Obligations:
Expected environmental liabilities(a)
Final capping, closure and post-closure	$111	$112	$110	$110	$58	$1,566	$2,067
Environmental remediation	44	41	29	22	12	179	327

	155	153	139	132	70	1,745	2,394
Debt payments(b),(c)	815	539	681	713	247	5,305	8,300
Unrecorded Obligations:(d)
Share repurchases(e)	70	—	—	—	—	—	70
Non-cancelable operating lease obligations	89	71	59	51	34	152	456
Estimated unconditional purchase obligations(f)	150	133	127	114	70	357	951

Anticipated liquidity impact as of December 31, 2006	$1,279	$896	$1,006	$1,010	$421	$7,559	$12,171

(a)	Environmental liabilities include final capping, closure, post-closure and environmental remediation costs. The amounts included here reflect environmental liabilities recorded in our Consolidated Balance Sheet as of December 31, 2006 without the impact of discounting and inflation. Our recorded environmental liabilities will increase as we continue to place additional tons within the permitted airspace at our landfills.

(b)	Our debt obligations as of December 31, 2006 include $255 million of fixed rate tax-exempt bonds subject to repricing within the next twelve months, which is prior to their scheduled maturities. If the re-offerings of the bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. We have classified the anticipated cash flows for these contractual obligations based on the scheduled maturity of the borrowing for purposes of this disclosure. For additional information regarding the classification of these borrowings in our Consolidated Balance Sheet as of December 31, 2006, refer to Note 7 to the Consolidated Financial Statements.

(c)	Our recorded debt obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities. These amounts have been excluded here because they will not result in an impact to our liquidity in future periods. In addition, $45 million of our future debt payments and related interest obligations will be made with debt service funds held in trust and included as long-term “Other assets” within our December 31, 2006 Consolidated Balance Sheet.

(d)	Our unrecorded obligations represent operating lease obligations and purchase commitments from which we expect to realize an economic benefit in future periods. We have also made certain guarantees, as discussed in Note 10 to the Consolidated Financial Statements, that we do not expect to materially affect our current or future financial position, results of operations or liquidity.

(e)	In December 2006, we entered into a plan under SEC Rule 10b5-1 to effect market purchases of our common stock. The $70 million disclosed here represents the minimum amount of common stock that could be repurchased under the terms of the plan. These common stock repurchases were made in accordance with our Board of Directors approved capital allocation program which authorizes up to $1.2 billion in share repurchases and dividends in 2007. We repurchased $72 million of our common stock pursuant to the plan, which was completed on February 9, 2007.

(f)	Our unconditional purchase obligations are for various contractual obligations that we generally incur in the ordinary course of our business. Certain of our obligations are quantity driven. For these contracts, we have estimated our future obligations based on the current market values of the underlying products or services. See Note 10 to the Consolidated Financial Statements for discussion of the nature and terms of our unconditional purchase obligations.

We have contingencies that are not considered reasonably likely. As a result, the impact of these contingencies have not been included in the above table. See Note 10 to the Consolidated Financial Statements for further discussion of these contingencies.

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 10 to the Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2006 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Seasonal Trends and Inflation

Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes experienced in 2004 and 2005, can actually increase our revenues in the areas affected. However, for several reasons, including significant start-up costs, such revenue often generates comparatively lower margins. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when electrical demand is generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

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

New Accounting Pronouncements

FIN 48 — Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, de-recognition and measurement of uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our Consolidated Financial Statements.

SFAS No. 157 — Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. We are currently in the process of assessing the provisions of SFAS No. 157 and determining how this framework for measuring fair value will affect our current accounting policies and procedures and our financial statements. We have not determined whether the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, Canadian currency rates and certain commodity prices. From time to time, we use derivatives to manage some portion of these risks. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount, with no multipliers or leverage. As of December 31, 2006, all of our derivative transactions were related to actual or anticipated economic exposures although certain transactions did not qualify for hedge accounting. We are exposed to credit risk in the event of non-performance by our derivative counterparties. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties, all of whom we either consider credit-worthy, or who have issued letters of credit to support their performance.

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

Interest Rate Exposure.  Our exposure to market risk for changes in interest rates relates primarily to our debt obligations, which are primarily denominated in U.S. dollars. In addition, we use interest rate swaps to manage the mix of fixed and floating rate debt obligations, which directly impacts variability in interest costs. An instantaneous, one percentage point increase in interest rates across all maturities and applicable yield curves would have decreased the fair value of our combined debt and interest rate swap positions by approximately $460 million at December 31, 2006 and $480 million at December 31, 2005. This analysis does not reflect the effect that increasing interest rates would have on other items, such as new borrowings, nor the unfavorable impact they would have on interest expense and cash payments for interest.

We are also exposed to interest rate market risk because we have $377 million and $460 million of assets held in restricted trust funds and escrow accounts primarily included within long-term “Other assets” in our Consolidated Balance Sheets at December 31, 2006 and 2005, respectively. These assets are generally restricted for future capital expenditures and closure, post-closure and environmental remediation activities at our disposal facilities and are, therefore, invested in high quality, liquid instruments including money market accounts and U.S. government agency debt securities. Because of the short terms to maturity of these investments, we believe that our exposure to changes in fair value due to interest rate fluctuations is insignificant.

Currency Rate Exposure.  From time to time, we have used currency derivatives to mitigate the impact of currency translation on cash flows of intercompany Canadian-currency denominated debt transactions. Our foreign currency derivatives have not materially affected our financial position or results of operations for the periods presented. In addition, a change in foreign currency rates would not significantly affect our fair value positions.

Commodities Price Exposure.  We market recycled products such as wastepaper, aluminum and glass from our material recovery facilities. We have entered into commodity swaps and options to mitigate the variability in cash flows from a portion of these sales. Under the swap agreements, we pay a floating index price and receive a fixed price for a fixed period of time. With regard to our option agreements, we have purchased price protection on certain wastepaper sales via synthetic floors (put options) and price protection on certain wastepaper purchases via synthetic ceilings (call options). Additionally, we have entered into collars (combination of a put and call option) with financial institutions in which we receive the market price for our wastepaper and aluminum sales within a specified floor and ceiling. We record changes in the fair value of commodity derivatives not designated as hedges to earnings, as required. All derivative transactions are subject to our risk management policy, which governs the type of instruments that may be used. The fair value position of our commodity derivatives would decrease by approximately $5 million at December 31, 2006 and by approximately $10 million at December 31, 2005 if there were an instantaneous 10% increase across all commodities and applicable yield curves.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Management, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” and, effective March 31, 2004, the Company adopted the remaining portion of Financial Accounting Standard Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an Interpretation of ARB No. 51.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Waste Management, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Waste Management, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Waste Management, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Waste Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waste Management, Inc. as of December 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 14, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 14, 2007

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$614	$666
Accounts receivable, net of allowance for doubtful accounts of $51 and $61, respectively	1,650	1,757
Other receivables	208	247
Parts and supplies	101	99
Deferred income taxes	82	94
Other assets	527	588

Total current assets	3,182	3,451
Property and equipment, net of accumulated depreciation and amortization of $11,993 and $11,287, respectively	11,179	11,221
Goodwill	5,292	5,364
Other intangible assets, net	121	150
Other assets	826	949

Total assets	$20,600	$21,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$693	$719
Accrued liabilities	1,298	1,533
Deferred revenues	455	483
Current portion of long-term debt	822	522

Total current liabilities	3,268	3,257
Long-term debt, less current portion	7,495	8,165
Deferred income taxes	1,365	1,364
Landfill and environmental remediation liabilities	1,234	1,180
Other liabilities	741	767

Total liabilities	14,103	14,733

Minority interest in subsidiaries and variable interest entities	275	281

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,513	4,486
Retained earnings	4,410	3,615
Accumulated other comprehensive income	129	126
Restricted stock unearned compensation	—	(2)
Treasury stock at cost, 96,598,567 and 78,029,452 shares, respectively	(2,836)	(2,110)

Total stockholders’ equity	6,222	6,121

Total liabilities and stockholders’ equity	$20,600	$21,135

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended December 31,
	2006	2005	2004

Operating revenues	$13,363	$13,074	$12,516

Costs and expenses:
Operating	8,587	8,631	8,228
Selling, general and administrative	1,388	1,276	1,267
Depreciation and amortization	1,334	1,361	1,336
Restructuring	—	28	(1)
(Income) expense from divestitures, asset impairments and unusual items	25	68	(13)

	11,334	11,364	10,817

Income from operations	2,029	1,710	1,699

Other income (expense):
Interest expense	(545)	(496)	(455)
Interest income	69	31	70
Equity in net losses of unconsolidated entities	(36)	(107)	(98)
Minority interest	(44)	(48)	(36)
Other, net	1	2	(2)

	(555)	(618)	(521)

Income before income taxes and cumulative effect of change in accounting principle	1,474	1,092	1,178
Provision for (benefit from) income taxes	325	(90)	247

Income before cumulative effect of change in accounting principle	1,149	1,182	931
Cumulative effect of change in accounting principle, net of income tax expense of $5	—	—	8

Net income	$1,149	$1,182	$939

Basic income per common share:
Income before cumulative effect of change in accounting principle	$2.13	$2.11	$1.62
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$2.13	$2.11	$1.63

Diluted income per common share:
Income before cumulative effect of change in accounting principle	$2.10	$2.09	$1.60
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$2.10	$2.09	$1.61

Cash dividends declared per common share (2005 includes $0.22 paid in 2006)	$0.66	$1.02	$0.75

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$1,149	$1,182	$939
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	(8)
Provision for bad debts	43	50	48
Depreciation and amortization	1,334	1,361	1,336
Deferred income tax provision	(23)	(61)	156
Minority interest	44	48	36
Equity in net losses of unconsolidated entities, net of distributions	47	76	67
Net gain on disposal of assets	(15)	(14)	(24)
Effect of (income) expense from divestitures, asset impairments and unusual items	25	68	(13)
Excess tax benefits associated with equity-based compensation	(45)	—	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	12	(102)	(223)
Other current assets	(1)	(27)	(33)
Other assets	(9)	(20)	(23)
Accounts payable and accrued liabilities	(45)	(187)	(43)
Deferred revenues and other liabilities	24	17	3

Net cash provided by operating activities	2,540	2,391	2,218

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(32)	(142)	(130)
Capital expenditures	(1,329)	(1,180)	(1,258)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	240	194	96
Purchases of short-term investments	(3,001)	(1,079)	(1,348)
Proceeds from sales of short-term investments	3,123	784	1,319
Net receipts from restricted trust and escrow accounts	253	395	444
Other	(42)	(34)	(5)

Net cash used in investing activities	(788)	(1,062)	(882)

Cash flows from financing activities:
New borrowings	432	365	415
Debt repayments	(932)	(376)	(801)
Common stock repurchases	(1,072)	(706)	(496)
Cash dividends	(476)	(449)	(432)
Exercise of common stock options and warrants	295	129	193
Excess tax benefits associated with equity-based compensation	45	—	—
Minority interest distributions paid	(22)	(26)	(25)
Other	(73)	(27)	16

Net cash used in financing activities	(1,803)	(1,090)	(1,130)

Effect of exchange rate changes on cash and cash equivalents	(1)	3	1

Increase (decrease) in cash and cash equivalents	(52)	242	207
Cash and cash equivalents at beginning of year	666	424	217

Cash and cash equivalents at end of year	$614	$666	$424

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest and periodic settlements from interest rate swap agreements	$548	$505	$479
Income taxes	475	233	136

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands)

					Accumulated
					Other	Restricted
			Additional		Comprehensive	Stock
	Common Stock		Paid-In	Retained	Income	Unearned	Treasury Stock		Comprehensive
	Shares	Amounts	Capital	Earnings	(Loss)	Compensation	Shares	Amounts	Income

Balance, December 31, 2003	630,282	$6	$4,501	$2,497	$(14)	$—	(54,164)	$(1,388)
Net income	—	—	—	939	—	—	—	—	$939
Cash dividends declared	—	—	—	(432)	—	—	—	—	—
Equity-based compensation transactions, net of taxes	—	—	(18)	—	—	(4)	10,060	260	—
Common stock repurchases	—	—	—	—	—	—	(16,541)	(472)	—
Unrealized loss resulting from changes in fair values of derivative instruments, net of taxes of $11	—	—	—	—	(17)	—	—	—	(17)
Realized losses on derivative instruments reclassified into earnings, net of taxes of $6	—	—	—	—	10	—	—	—	10
Unrealized gain on marketable securities, net of taxes of $2	—	—	—	—	2	—	—	—	2
Translation adjustment of foreign currency statements	—	—	—	—	88	—	—	—	88
Other	—	—	(2)	—	—	—	575	15	—

Balance, December 31, 2004	630,282	$6	$4,481	$3,004	$69	$(4)	(60,070)	$(1,585)	$1,022

Net income	—	—	—	1,182	—	—	—	—	$1,182
Cash dividends declared	—	—	—	(571)	—	—	—	—	—
Equity-based compensation transactions, net of taxes	—	—	6	—	—	2	6,573	176	—
Common stock repurchases	—	—	—	—	—	—	(24,727)	(706)	—
Unrealized gain resulting from changes in fair values of derivative instruments, net of taxes of $11	—	—	—	—	16	—	—	—	16
Realized losses on derivative instruments reclassified into earnings, net of taxes of $4	—	—	—	—	6	—	—	—	6
Unrealized gain on marketable securities, net of taxes of $1	—	—	—	—	2	—	—	—	2
Translation adjustment of foreign currency statements	—	—	—	—	33	—	—	—	33
Other	—	—	(1)	—	—	—	195	5	—

Balance, December 31, 2005	630,282	$6	$4,486	$3,615	$126	$(2)	(78,029)	$(2,110)	$1,239

Net income	—	—	—	1,149	—	—	—	—	$1,149
Cash dividends declared	—	—	—	(355)	—	—	—	—	—
Cash dividends adjustment	—	—	—	1	—	—	—	—	—
Equity-based compensation transactions, net of taxes	—	—	24	—	—	2	11,483	321	—
Common stock repurchases	—	—	—	—	—	—	(30,965)	(1,073)	—
Unrealized loss resulting from changes in fair values of derivative instruments, net of taxes of $7	—	—	—	—	(11)	—	—	—	(11)
Realized losses on derivative instruments reclassified into earnings, net of taxes of $3	—	—	—	—	5	—	—	—	5
Unrealized gain on marketable securities, net of taxes of $3	—	—	—	—	5	—	—	—	5
Translation adjustment of foreign currency statements	—	—	—	—	3	—	—	—	3
Underfunded post-retirement benefit obligations, net of taxes of $3	—	—	—	—	1	—	—	—	1
Other	—	—	3	—	—	—	912	26	—

Balance, December 31, 2006	630,282	$6	$4,513	$4,410	$129	$—	(96,599)	$(2,836)	$1,152

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

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

We manage and evaluate our principal operations through six operating Groups, of which four are organized by geographic area and two are organized by function. The geographic Groups include our Eastern, Midwest, Southern and Western Groups, and the two functional Groups are our Wheelabrator Group, which provides waste-to-energy services, and our Recycling Group. We also provide additional waste management services that are not managed through our six Groups, which are presented in this report as “Other.” Refer to Note 20 for additional information related to our operating segments.

2.	Accounting Changes and Reclassifications

Accounting Changes

SFAS No. 123(R) — Share-Based Payment

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant. We adopted SFAS No. 123(R) using the modified prospective method, which results in (i) the recognition of compensation expense using the provisions of SFAS No. 123(R) for all share-based awards granted or modified after December 31, 2005 and (ii) the recognition of compensation expense using the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) for all unvested awards outstanding at the date of adoption. Under this transition method, the results of operations of prior periods have not been restated. Accordingly, we will continue to provide pro forma financial information for periods prior to January 1, 2006 to illustrate the effect on net income and earnings per share of applying the fair value recognition provisions of SFAS No. 123.

Through December 31, 2005, as permitted by SFAS No. 123, we accounted for equity-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended (“APB No. 25”). Under APB No. 25, we recognized compensation expense based on an award’s intrinsic value. For stock options, which were the primary form of equity-based awards we granted through December 31, 2004, this meant we recognized no compensation expense in connection with the grants, as the exercise price of the options was equal to the fair market value of our common stock on the date of grant and all other provisions were fixed. As discussed below, beginning in 2005, restricted stock units and performance share units became the primary form of equity-based compensation awarded under our long-term incentive plans. For restricted stock units, intrinsic value is equal to the market value of our common stock on the date of grant. For performance share units, APB No. 25 required “variable accounting,” which resulted in the recognition of compensation expense based on the intrinsic value of each award at the end of each reporting period until such time that the number of shares to be issued and all other provisions are fixed.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The most significant difference between the fair value approaches prescribed by SFAS No. 123 and SFAS No. 123(R) and the intrinsic value method prescribed by APB No. 25 relates to the recognition of compensation expense for stock option awards based on their grant date fair value. Under SFAS No. 123, we estimated the fair value of stock option grants using the Black-Scholes-Merton option-pricing model. The following table reflects the pro forma impact on net income and earnings per common share for the years ended December 31, 2005 and 2004 of accounting for our equity-based compensation using SFAS No. 123 (in millions, except per share amounts):

	Years Ended December 31,
	2005	2004

Reported net income	$1,182	$939
Add: Equity-based compensation expense included in reported net income, net of tax benefit	12	2
Less: Total equity-based compensation expense per SFAS No. 123, net of tax benefit	(99)	(59)

Pro forma net income	$1,095	$882

Basic earnings per common share:
Reported net income	$2.11	$1.63
Add: Equity-based compensation expense included in reported net income, net of tax benefit	0.02	—
Less: Total equity-based compensation expense per SFAS No. 123, net of tax benefit	(0.17)	(0.10)

Pro forma net income	$1.96	$1.53

Diluted earnings per common share:
Reported net income	$2.09	$1.61
Add: Equity-based compensation expense included in reported net income, net of tax benefit	0.02	—
Less: Total equity-based compensation expense per SFAS No. 123, net of tax benefit	(0.17)	(0.10)

Pro forma net income	$1.94	$1.51

Weighted average fair value per share of stock options granted	$6.26	$7.23

In December 2005, the Management Development and Compensation Committee of our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plans, effective December 28, 2005. The decision to accelerate the vesting of outstanding stock options was made primarily to reduce the non-cash compensation expense that we would have otherwise recorded in future periods as a result of adopting SFAS No. 123(R). We estimated that the acceleration eliminated approximately $55 million of cumulative pre-tax compensation charges that would have been recognized during 2006, 2007 and 2008 as the stock options would have continued to vest. We recognized a $2 million pre-tax charge to compensation expense during the fourth quarter of 2005 as a result of the acceleration, but do not expect to recognize future compensation expense for the accelerated options under SFAS No. 123(R). Total equity-based compensation expense per SFAS No. 123, net of tax benefit as presented in the table above, includes a pro forma charge of $41 million, net of tax benefit, for the December 2005 accelerated vesting of outstanding stock options.

Additionally, as a result of changes in accounting required by SFAS No. 123(R) and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, the Management

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Development and Compensation Committee approved a substantial change in the form of awards that we grant. Beginning in 2005, annual stock option grants were replaced with either (i) grants of restricted stock units and performance share units or (ii) an enhanced cash compensation award. Stock option grants in connection with new hires and promotions were replaced with grants of restricted stock units. The terms of restricted stock units and performance share units granted during 2006 are summarized in Note 15.

As a result of the acceleration of the vesting of stock options and the replacement of future awards of stock options with other forms of equity awards, the adoption of SFAS No. 123(R) on January 1, 2006 did not significantly affect our accounting for equity-based compensation or our net income for the year ended December 31, 2006. We do not currently expect this change in accounting to significantly impact our future results of operations. However, we do expect equity-based compensation expense to increase over the next three years because of the incremental expense that will be recognized each year as additional awards are granted.

Prior to the adoption of SFAS No. 123(R), we included all tax benefits associated with equity-based compensation as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows. We included $45 million of excess tax benefits in our cash flows from financing activities for the year ended December 31, 2006 that would have been classified as an operating cash flow if we had not been required to adopt SFAS No. 123(R). During the years ended December 31, 2005 and 2004, excess tax benefits improved our operating cash flows by approximately $17 million and $37 million, respectively.

SFAS No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires companies to recognize the overfunded or underfunded status of their defined benefit pension and other post-retirement plans as an asset or liability and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. As required, the Company adopted SFAS No. 158 on December 31, 2006.

With the adoption of SFAS No. 158 on December 31, 2006, we recorded a liability and a corresponding deferred loss adjustment to “Accumulated other comprehensive income” of $2 million related to the previously unaccrued liability balance associated with our defined benefit pension and other post-retirement plans. The December 31, 2006 net increase of $1 million in “Accumulated other comprehensive income” attributable to the underfunded status of our post-retirement plans is associated with the net impact of adjustments to increase deferred tax assets by $3 million, partially offset by the additional $2 million related to liabilities recorded.

FIN 46(R) — Consolidation of Variable Interest Entities

Non-special purpose variable interest entities — On March 31, 2004, our application of the FASB’s Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an Interpretation of ARB No. 51, (“FIN 46(R)”) to non-special purpose type variable interest entities resulted in the consolidation of certain trusts established to support the performance of closure, post-closure and environmental remediation activities. Upon consolidating these entities, we recorded an increase in our net assets and a credit of $8 million, net of taxes, or $0.01 per diluted share, to “Cumulative effect of change in accounting principle.”

Reconsideration of a Variable Interest — During 2006, the debt of a previously consolidated variable interest entity was refinanced. As a result of the refinancing, our guarantee arrangement was also renegotiated, significantly reducing the value of our guarantee. We determined that the refinancing of the entity’s debt obligations and corresponding renegotiation of our guarantee represented significant changes in the entity that required reconsideration of the applicability of FIN 46(R). As a result of the reconsideration of our interest in this variable interest

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entity, we concluded that we are no longer the primary beneficiary of this entity. Accordingly, in April 2006, we deconsolidated the entity. The deconsolidation of this entity did not materially impact our Consolidated Financial Statements for the periods presented.

See Note 19 for further discussion of variable interest entities.

Reclassifications

As a result of the increase in the significance of the impact of equity-based compensation on our financial statements, we have elected to separately identify the effects of these transactions within our Consolidated Statements of Stockholders’ Equity. We have made reclassifications in our Statements of Stockholders’ Equity to conform prior year information with our current period presentation. The supplementary financial information included in this section has also been updated to reflect these changes. Certain other minor reclassifications have also been made to our prior period consolidated financial information in order to conform to the current year presentation.

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

Estimates and assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, stockholders’ equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, and self-insurance reserves and recoveries. Each of these items is discussed in additional detail below. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less.

Short-term investments available for use

We invest in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rate reset mechanism for these instruments results in a periodic marketing of the underlying securities through an auction process. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as current assets in our Consolidated Balance Sheets. As of December 31, 2006 and 2005, $184 million and $300 million of investments in auction rate securities and variable rate demand notes have been included as a component of current “Other assets.” Gross purchases and sales of these investments are presented within “Cash flows from investing activities” in our Statements of Cash Flows.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, investments held within our trust funds and escrow accounts, accounts receivable and derivative instruments. We control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument; and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements. In addition, our overall credit risk associated with trade receivables is limited due to the large number of geographically diverse customers we service. At December 31, 2006 and 2005, no single customer represented greater than 5% of total accounts receivable.

Trade and other receivables

Our receivables are recorded when billed or advanced and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate our allowance for doubtful accounts based on historical collection trends, type of customer, such as municipal or non-municipal, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written-off when our internal collection efforts have been unsuccessful in collecting the amount due. Also, we recognize interest income on long-term interest-bearing notes receivable as the interest accrues under the terms of the notes.

Landfill accounting

Cost Basis of Landfill Assets — We capitalize various costs that we incur to make a landfill ready to accept waste. These costs generally include expenditures for land (including the landfill footprint and required landfill buffer property), permitting, excavation, liner material and installation, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, and on-site road construction and other capital infrastructure costs. The cost basis of our landfill assets also includes estimates of future costs associated with landfill final capping, closure and post-closure activities in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”) and its Interpretations. These costs are discussed below.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the years ended December 31, 2006 and 2005, we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted-average rate applicable to our asset retirement obligations at December 31, 2006 is between 6.00% and 7.25%, the range of the credit-adjusted, risk-free discount rates effective since adopting SFAS No. 143 in 2003.

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

Changes in inflation rates or the estimated costs, timing or extent of future final capping and closure and post-closure activities typically result in both (i) a current adjustment to the recorded liability and landfill asset; and (ii) a change in liability and asset amounts to be recorded prospectively over either the remaining capacity of the related discrete final capping event or the remaining permitted and expansion airspace (as defined below) of the landfill.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our amortization policy, which would generally result in amortization expense being recognized prospectively over the remaining capacity of the final capping event or the remaining permitted and expansion airspace of the landfill, as appropriate. Changes in such estimates associated with airspace that has been fully utilized result in an adjustment to the recorded liability and landfill assets with an immediate corresponding adjustment to landfill airspace amortization expense.

During the years ended December 31, 2006, 2005 and 2004, adjustments associated with changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized airspace resulted in $1 million, $13 million and $18 million in net credits to landfill airspace amortization expense, respectively, with the majority of these credits resulting from revised estimates associated with final capping changes. In managing our landfills, our engineers look for ways to reduce or defer our construction costs, including final capping costs. Most of the benefit recognized in these years was the result of concerted efforts to improve the operating efficiencies of our landfills allowing us to delay spending for final capping activities, landfill expansions that resulted in reduced or deferred final capping costs, or completed final capping construction that cost less than anticipated.

Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in “Operating” costs and expenses within our Consolidated Statements of Operations.

Amortization of Landfill Assets — The amortizable basis of a landfill includes (i) amounts previously expended and capitalized; (ii) capitalized landfill final capping, closure and post-closure costs; (iii) projections of future purchase and development costs required to develop the landfill site to its remaining permitted and expansion capacity; and (iv) projected asset retirement costs related to landfill final capping, closure and post-closure activities.

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

We apply the following guidelines in determining a landfill’s remaining permitted and expansion airspace:

•	Remaining Permitted Airspace — Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at our landfills. The remaining permitted airspace is determined by an annual survey, which is then used to compare the existing landfill topography to the expected final landfill topography.

•	Expansion Airspace — We also include currently unpermitted airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year, and the final expansion permit to be received within five years. Second, we must believe the success of obtaining the expansion permit is likely, considering the following criteria:

•	Personnel are actively working to obtain land use and local, state or provincial approvals for an expansion of an existing landfill;

•	It is likely that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

•	We have a legal right to use or obtain land to be included in the expansion plan;

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could impair the success of such expansion;

•	Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

•	Airspace and related costs, including additional closure and post-closure costs, have been estimated based on conceptual design.

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if these criteria are no longer met, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval of the Chief Financial Officer and a review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 62 landfill sites with expansions at December 31, 2006, 14 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Eight of these landfills required approval by the Chief Financial Officer because of a lack of community or political support that could impede the expansion process. The remaining six landfills required approval mainly due to local zoning restrictions or because the permit application processes would not meet the one or five year requirements, generally due to state-specific permitting procedures.

Once the remaining permitted and expansion airspace is determined, an airspace utilization factor (AUF) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and then adjusted to account for settlement. The amount of settlement that is forecasted will take into account several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, and anticipated access to moisture through precipitation or recirculation of landfill leachate. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

When we include the expansion airspace in our calculations of remaining permitted and expansion airspace, we also include the projected costs for development, as well as the projected asset retirement costs related to final capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

After determining the costs and remaining permitted and expansion capacity at each of our landfills, we determine the per ton rates that will be expensed through landfill amortization. We look at factors such as the waste stream, geography and rate of compaction, among others, to determine the number of tons necessary to fill the remaining permitted and expansion airspace relating to these costs and activities. We then divide costs by the corresponding number of tons, giving us the rate per ton to expense for each activity as waste is received and deposited at the landfill. We calculate per ton amortization rates for each landfill for assets associated with each final capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually, or more often, as significant facts change.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverability of the landfill asset, we may be required to recognize an asset impairment. If it is determined that the likelihood of receiving the expansion permit has become remote, the capitalized costs related to the expansion effort are expensed immediately.

Environmental Remediation Liabilities — We are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by operations, or for damage caused by conditions that existed before we acquired a site. Such liabilities include potentially responsible party (“PRP”) investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on several estimates and assumptions.

We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. We routinely review and evaluate sites that require remediation, considering whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we were associated with the site. Next, we review the same type of information with respect to other named and unnamed PRPs. Estimates of the cost for the likely remedy are then either developed using our internal resources or by third-party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management’s judgment and experience in remediating our own and unrelated parties’ sites;

•	Information available from regulatory agencies as to costs of remediation;

•	The number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and

•	The typical allocation of costs among PRPs.

There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies, (“SFAS No. 5”) and its Interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $190 million higher on a discounted basis than the $268 million recorded in the Consolidated Financial Statements as of December 31, 2006.

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

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (by 2.5% at both December 31, 2006 and December 31, 2005) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for United States treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. As a result of an increase in our risk-free discount rate, which increased from 4.25% for 2005 to 4.75% for 2006, we

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded a $6 million reduction in “Operating” expenses during the first quarter of 2006 and a corresponding decrease in environmental remediation liabilities. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in “Operating” costs and expenses in our Consolidated Statements of Operations. The portion of our recorded environmental remediation liabilities that has never been subject to inflation or discounting as the amounts and timing of payments are not readily determinable was $55 million and $57 million at December 31, 2006 and 2005, respectively. Had we not discounted any portion of our environmental remediation liability, the amount recorded would have been increased by $41 million at December 31, 2006 and $36 million at December 31, 2005.

Property and equipment (Exclusive of landfills discussed above)

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. Depreciation is provided over the estimated useful lives of these assets using the straight-line method. We assume no salvage value for our depreciable property and equipment. The estimated useful lives for significant property and equipment categories are as follows (in years):

Useful Lives

Vehicles — excluding rail haul cars	3 to 10
Vehicles — rail haul cars	10 to 20
Machinery and equipment	3 to 30
Buildings and improvements — excluding waste-to-energy facilities	5 to 40
Waste-to-energy facilities and related equipment	up to 50
Furniture, fixtures and office equipment	3 to 10

We include capitalized costs associated with developing or obtaining internal-use software within furniture, fixtures and office equipment. These costs include external direct costs of materials and services used in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the software development project. As of December 31, 2006, capitalized costs for software placed in service, net of accumulated depreciation, were $68 million. In addition, our furniture, fixtures and office equipment as of December 31, 2006 includes $62 million for costs incurred for software under development.

When property and equipment are retired, sold or otherwise disposed of, the cost and accumulated depreciation are removed from our accounts and any resulting gain or loss is included in results of operations as offsets or increases to operating expense for the period.

Leases

We lease property and equipment in the ordinary course of our business. Our most significant lease obligations are for property and equipment specific to our industry, including real property operated as a landfill, transfer station or waste-to-energy facility and equipment such as compactors. Our leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either operating leases or capital leases, as appropriate.

Operating leases — The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years, for which we are contractually obligated as of December 31, 2006, are disclosed in Note 10.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital leases — Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease and are amortized over either the useful life of the asset or the lease term, as appropriate, on a straight-line basis. The present value of the related lease payments is recorded as a debt obligation. Our future minimum annual capital lease payments are included in our total future debt obligations as disclosed in Note 7.

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

Assets held-for-sale

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

These assets are recorded at the lower of their carrying amount or their fair value less the estimated cost to sell and are included within current “Other assets” within our Consolidated Balance Sheets. We continue to review our classification of assets held-for-sale to ensure they meet our held-for-sale criteria.

Discontinued operations

Quarterly, we analyze our operations that have been divested or classified as held-for-sale in order to determine if they qualify for discontinued operations accounting. Only operations that qualify as a component of an entity (“Component”) under generally accepted accounting principles can be included in discontinued operations. Only Components where we do not have significant continuing involvement with the divested operations would qualify for discontinued operations accounting. For our purposes, continuing involvement would include continuing to receive waste at our landfill, waste-to-energy facility or recycling facility from a divested hauling operation or transfer station or continuing to dispose of waste at a divested landfill or transfer station. After completing our

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

analysis at December 31, 2006, we determined that the operations that qualify for discontinued operations accounting are not material to our Consolidated Statements of Operations.

Goodwill and other intangible assets

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. As discussed in the Asset impairments section below, we assess our goodwill for impairment at least annually.

Other intangible assets consist primarily of customer contracts, customer lists, covenants not-to-compete, licenses, permits (other than landfill permits, as all landfill related intangible assets are combined with landfill tangible assets and amortized using our landfill amortization policy) and other contracts. Other intangible assets are recorded at cost and are amortized using either a 150% declining balance approach or on a straight-line basis as we determine appropriate. Customer contracts and customer lists are generally amortized over seven to ten years. Covenants not-to-compete are amortized over the term of the non-compete covenant, which is generally two to five years. Licenses, permits and other contracts are amortized over the definitive terms of the related agreements. If the underlying agreement does not contain definitive terms and the useful life is determined to be indefinite, the asset is not amortized.

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

If any of these or other indicators occur, the asset is reviewed to determine whether there has been an impairment. An impairment loss is recorded as the difference between the carrying amount and fair value of the asset. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flow. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is determined by either an internally developed discounted projected cash flow analysis of the asset or asset group or an actual third-party valuation. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicator occurs and is included in the “(Income) expense from divestitures, asset impairments and unusual items” line item in our Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. There are other considerations for impairments of landfills and goodwill, as described below.

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

Goodwill — At least annually, we assess whether goodwill is impaired. We assess whether an impairment exists by comparing the book value of goodwill to its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of each of our reporting unit’s (Group’s) identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances, such as those listed above, that would indicate that, more likely than not, the book value of goodwill has been impaired.

Restricted trust and escrow accounts

As of December 31, 2006, our restricted trust and escrow accounts consist principally of (i) funds deposited in connection with landfill closure, post-closure and environmental remediation obligations; (ii) funds held in trust for the construction of various facilities; and (iii) funds held in trust for the repayment of our debt obligations. As of December 31, 2006 and 2005, we had $377 million and $460 million, respectively, of restricted trust and escrow accounts, which are generally included in long-term “Other assets” in our Consolidated Balance Sheets.

Closure, post-closure and environmental remediation funds — At several of our landfills, we provide financial assurance by depositing cash into restricted escrow accounts or trust funds for purposes of settling closure, post-closure and environmental remediation obligations. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iv) acquisitions or divestitures of landfills; and (v) changes in the fair value of the financial instruments held in the trust fund or escrow account.

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

Our trust fund assets funded by industrial revenue bonds and held for future capital expenditures are invested in U.S. government agency debt securities with maturities ranging from less than one year to three years. For the years ended December 31, 2006 and 2005, our realized and unrealized gains on these investments have not been material to our results of operations and financial position.

Debt service funds — Funds are held in trust to meet future principal and interest payments required under certain of our tax-exempt project bonds.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative financial instruments

We use derivative financial instruments to manage our risk associated with fluctuations in interest rates, commodity prices and foreign currency exchange rates. We use interest rate swaps to maintain a strategic portion of our debt obligations at variable, market-driven interest rates. In prior periods, we have entered into interest rate derivatives in anticipation of our senior note issuances to effectively lock in a fixed interest rate. We have entered into commodity derivatives, including swaps and options, to mitigate some of the risk associated with our Recycling Group’s transactions, which can be significantly affected by market prices for recyclable commodities. Foreign currency exchange rate derivatives are often used to hedge our exposure to changes in exchange rates for anticipated cash transactions between us and our Canadian subsidiaries.

We obtain current valuations of our interest rate hedging instruments from third-party pricing models to account for the fair value of outstanding interest rate derivatives. We estimate the future prices of commodity fiber products based upon traded exchange market prices and broker price quotations to derive the current fair value of commodity derivatives. The fair value of our foreign currency exchange rate derivatives is based on quoted market prices. The estimated fair values of derivatives used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedged transaction and the overall management of our exposure to fluctuations in the underlying risks. The fair value of derivatives is included in other current assets, other long-term assets, accrued liabilities or other long-term liabilities, as appropriate. Any ineffectiveness present in either fair value or cash flow hedges is recognized immediately in earnings without offset. There was no significant ineffectiveness in 2006, 2005 or 2004.

•	Cash flow hedges — The effective portion of those derivatives designated as cash flow hedges for accounting purposes is recorded in “Accumulated other comprehensive income” within the equity section of our Consolidated Balance Sheets. Upon termination, the associated balance in other comprehensive income is amortized to earnings as the hedged cash flows occur.

•	Fair value hedges — The offsetting amounts for those derivatives designated as fair value hedges for accounting purposes are recorded as adjustments to the carrying values of the hedged items. Upon termination, this carrying value adjustment is amortized to earnings over the remaining life of the hedged item.

As of December 31, 2006, 2005 and 2004, the net fair value and earnings impact of our commodity and foreign currency derivatives were immaterial to our financial position and results of operations. As further discussed in Note 7, our use of interest rate derivatives to manage our fixed to floating rate position has had a material impact on our operating cash flows, carrying value of debt and interest expense during these periods.

Self-insurance reserves and recoveries

We have retained a portion of the risks related to our health and welfare, automobile, general liability and workers’ compensation insurance programs. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated with the assistance of external actuaries and by factoring in pending claims and historical trends and data. The gross estimated liability associated with settling unpaid claims is included in “Accrued liabilities” in our Consolidated Balance Sheets if expected to be settled within one year, or otherwise is included in long-term “Other liabilities.” Estimated insurance recoveries related to recorded liabilities are reflected as current “Other receivables” or long-term “Other assets” in our Consolidated Balance Sheets when we believe that the receipt of such amounts is probable.

Foreign currency

We have significant operations in Canada. The functional currency of our Canadian subsidiaries is Canadian dollars. The assets and liabilities of our foreign operations are translated to U.S. dollars using the exchange rate at

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the balance sheet date. Revenues and expenses are translated to U.S. dollars using the average exchange rate during the period. The resulting translation difference is reflected as a component of comprehensive income.

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

Capitalized interest

We capitalize interest on certain projects under development, including remaining permitted landfill projects and landfill expansion projects, and on certain assets under construction, including internal-use software, operating landfills and waste-to-energy facilities. During 2006, 2005 and 2004, total interest costs were $563 million, $505 million and $477 million, respectively, of which $18 million for 2006, $9 million for 2005 and $22 million for 2004, were capitalized, primarily for landfill construction costs. The capitalization of interest for operating landfills is based on the costs incurred on discrete landfill cell construction projects that are expected to exceed $500,000 and require over 60 days to construct. In addition to the direct cost of the cell construction project, the calculation of capitalized interest includes an allocated portion of the common landfill site costs. The common landfill site costs include the development costs of a landfill project or the purchase price of an operating landfill, and the ongoing infrastructure costs benefiting the landfill over its useful life. These costs are amortized to expense in a manner consistent with other landfill site costs. The decline in the amount of interest capitalized in 2005 results from fewer projects on which interest was capitalized and an adjustment in the second quarter of 2005 reducing amounts previously capitalized to a large capital project.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental cash flow information

Non-cash investing and financing activities are excluded from the Consolidated Statements of Cash Flows. For the years ended December 31, 2006, 2005 and 2004, non-cash activities included proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds, of $157 million, $201 million and $283 million, respectively. In 2004, non-cash financing activities also included the issuance of $118.5 million of debt in return for our equity investment in two coal-based synthetic fuel production facilities. These investments are discussed in detail in Note 8.

On December 15, 2005, we declared our first quarterly cash dividend for 2006. The first quarter 2006 dividend was $0.22 per common share and was paid on March 24, 2006 to stockholders of record on March 6, 2006. As of December 31, 2005, $122 million had been accrued for this dividend declaration. As the dividend payments did not occur until March 2006 they were excluded from our “Net cash used in financing activities” in our Consolidated Statement of Cash Flows for the year ended December 31, 2005. This dividend payment was reflected as “Cash dividends” in our Consolidated Statement of Cash Flows for the year ended December 31, 2006.

4.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	December 31, 2006			December 31, 2005
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$111	$44	$155	$114	$47	$161
Long-term	1,010	224	1,234	938	242	1,180

	$1,121	$268	$1,389	$1,052	$289	$1,341

The changes to landfill and environmental remediation liabilities for the years ended December 31, 2005 and 2006 are as follows (in millions):

		Environmental
	Landfill	Remediation

December 31, 2004	$979	$324
Obligations incurred and capitalized	62	—
Obligations settled	(51)	(52)
Interest accretion	66	10
Revisions in estimates	(6)	12
Acquisitions, divestitures and other adjustments	2	(5)

December 31, 2005	1,052	289
Obligations incurred and capitalized	61	—
Obligations settled	(74)	(29)
Interest accretion	70	9
Revisions in estimates	14	—
Acquisitions, divestitures and other adjustments	(2)	(1)

December 31, 2006	$1,121	$268

Our recorded liabilities as of December 31, 2006 include the impacts of inflating certain of these costs based on our expectations for the timing of cash settlement and of discounting certain of these costs to present value.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Anticipated payments of currently identified environmental remediation liabilities for the next five years and thereafter as measured in current dollars are reflected below (in millions):

2007	2008	2009	2010	2011	Thereafter

$ 44	$41	$29	$22	$12	$179

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $219 million at December 31, 2006 and $205 million at December 31, 2005, and is primarily included as long-term “Other assets” in our Consolidated Balance Sheets. Balances maintained in these restricted trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iv) acquisitions or divestitures of landfills; and (v) changes in the fair value of the financial instruments held in the trust fund or escrow account.

5.	Property and Equipment

Property and equipment at December 31 consisted of the following (in millions):

	2006	2005

Land	$528	$506
Landfills	10,866	10,349
Vehicles	3,671	3,648
Machinery and equipment	2,840	2,829
Containers	2,272	2,276
Buildings and improvements	2,385	2,325
Furniture, fixtures and office equipment	610	575

	23,172	22,508
Less accumulated depreciation on tangible property and equipment	(6,645)	(6,390)
Less accumulated landfill airspace amortization	(5,348)	(4,897)

	$11,179	$11,221

Depreciation and amortization expense, including amortization expense for assets recorded as capital leases, was comprised of the following for the years ended December 31 (in millions):

	2006	2005	2004

Depreciation of tangible property and equipment	$829	$847	$840
Amortization of landfill airspace	479	483	458

Depreciation and amortization expense	$1,308	$1,330	$1,298

6.	Goodwill and Other Intangible Assets

We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in 2006, 2005 or 2004. Additionally, we did not encounter any events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2006, 2005 or 2004. However, there can be no assurance that goodwill will not be impaired at any time in the future.

Refer to Note 20 for a summary of changes in our goodwill during 2006 and 2005 by reportable segment.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our other intangible assets as of December 31, 2006 and 2005 were comprised of the following (in millions):

	Customer
	Contracts
	and	Covenants	Licenses,
	Customer	Not-to-	Permits
	Lists	Compete	and Other	Total

December 31, 2006
Intangible assets	$97	$61	$58	$216
Less accumulated amortization	(46)	(36)	(13)	(95)

	$51	$25	$45	$121

December 31, 2005
Intangible assets	$133	$69	$64	$266
Less accumulated amortization	(69)	(37)	(10)	(116)

	$64	$32	$54	$150

Landfill operating permits are not presented above and are recognized on a combined basis with other landfill assets and amortized using our landfill amortization method. Amortization expense for other intangible assets was $26 million for 2006, $31 million for 2005 and $38 million for 2004. At December 31, 2006, we had $5 million of other intangible assets that are not subject to amortization. The intangible asset amortization expense estimated as of December 31, 2006, for the next five years is as follows (in millions):

2007	2008	2009	2010	2011

$ 22	$18	$14	$12	$11

7.	Debt and Interest Rate Derivatives

Debt

The following table summarizes the major components of debt at December 31 (in millions):

	2006	2005

Revolving credit and letter of credit facilities	$—	$—
Canadian credit facility (weighted average interest rate of 4.8% at December 31, 2006 and 4.4% at December 31, 2005)	308	340
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.0% to 8.75% (weighted average interest rate of 7.0% at December 31, 2006 and 2005)	4,829	5,155
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 2.9% to 7.4% (weighted average interest rate of 4.5% at December 31, 2006 and 4.2% at December 31, 2005)	2,440	2,291
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 3.9% to 9.3% (weighted average interest rate of 5.4% at December 31, 2006 and 5.3% at December 31, 2005)	352	404
Capital leases and other, maturing through 2036, interest rates up to 12%	388	497

	$8,317	$8,687

Revolving credit and letter of credit facilities — On August 17, 2006, WMI entered into a five-year, $2.4 billion revolving credit facility, replacing the $2.4 billion syndicated revolving credit facility that would have expired in

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 2009. We also have a $350 million letter of credit facility that matures in December 2008 and three letter of credit and term loan agreements for an aggregate of $295 million maturing at various points from 2008 through 2013. Our revolving credit and letter of credit facilities are currently being used to support letters of credit to support our bonding and financial assurance needs. Our letters of credit generally have terms providing for automatic renewal after one year. In the event of an unreimbursed draw on a letter of credit, the amount of the draw paid by the letter of credit provider generally converts into a term loan for the remaining term of the respective agreement or facility. Through December 31, 2006, we had not experienced any unreimbursed draws on letters of credit.

As of December 31, 2006, no borrowings were outstanding under our revolving credit or letter of credit facilities, and we had unused and available credit capacity of $1,103 million under the facilities discussed above. The following table summarizes our outstanding letters of credit (in millions) categorized by each major facility outstanding at December 31:

	2006	2005

Revolving credit facility	$1,301	$1,459
Letter of credit facility	346	328
Letter of credit and term loan agreements	295	295
Other	75	69

	$2,017	$2,151

Canadian Credit Facility — In November 2005, Waste Management of Canada Corporation, one of our wholly-owned subsidiaries, entered into a three-year credit facility agreement under which we could borrow up to Canadian $410 million. The agreement was entered into to facilitate WMI’s repatriation of accumulated earnings and capital from its Canadian subsidiaries (See Note 8).

As of December 31, 2006, we had $313 million of principal ($308 million net of discount) outstanding under this credit facility. Advances under the facility do not accrue interest during their terms. Accordingly, the proceeds we initially received were for the principal amount of the advances net of the total interest obligation due for the term of the advance, and the debt was initially recorded based on the net proceeds received. The advances have a weighted average effective interest rate of 4.8%, which is being amortized to interest expense with a corresponding increase in our recorded debt obligation using the effective interest method. During the year ended December 31, 2006, we increased the carrying value of the debt for the recognition of $15 million of interest expense. A total of $47 million of advances under the facility matured during 2006 and were repaid with available cash. Accounting for changes in the Canadian currency translation rate did not significantly affect the carrying value of these borrowings during 2006.

Our outstanding advances mature less than one year from the date of issuance, but may be renewed under the terms of the facility. While we may elect to renew portions of our outstanding advances under the terms of the facility, we currently expect to repay our borrowings under the facility within one year with available cash. Accordingly, these borrowings are classified as current in our December 31, 2006 Consolidated Balance Sheet. As of December 31, 2005, we had expected to repay $86 million of outstanding advances with available cash and renew the remaining borrowings under the terms of the facility. Based on our expectations at that time, we classified $86 million as current and $254 million as long-term in our December 31, 2005 Consolidated Balance Sheet.

Senior notes — On October 15, 2006, $300 million of 7% senior notes matured and were repaid with cash on hand. We have $300 million of 7.125% senior notes that mature in October 2007 that we currently expect to repay with available cash. Accordingly, this borrowing is classified as current as of December 31, 2006.

Tax-exempt bonds — We actively issue tax-exempt bonds as a means of accessing low-cost financing. We issued $159 million of tax-exempt bonds during 2006. The proceeds from these debt issuances may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

construction and development, equipment, vehicles and facilities in support of our operations. Proceeds from bond issues are held in trust until such time as we incur qualified expenditures, at which time we are reimbursed from the trust funds. We issue both fixed and floating rate obligations. Interest rates on floating rate bonds are re-set on a weekly basis and the underlying bonds are supported by letters of credit. During the year ended December 31, 2006, $9 million of our tax-exempt bonds matured and were repaid with either available cash or debt service funds.

As of December 31, 2006, $255 million of fixed rate tax-exempt bonds are subject to repricing within the next twelve months, which is prior to their scheduled maturities. If the re-offerings of the bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit supported by our long-term facilities that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation for financial reporting purposes. However, these bonds have been classified as long-term in our Consolidated Balance Sheet as of December 31, 2006. The classification of these obligations as long-term was based upon our intent to refinance the borrowings with other long-term financings in the event of a failed re-offering and our ability, in the event other sources of long-term financing are not available, to use our five-year revolving credit facility.

In addition, as of December 31, 2006, we have $606 million of tax-exempt bonds that are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit guaranteeing repayment of the bonds in this event. We classified these borrowings as long-term in our Consolidated Balance Sheet at December 31, 2006 because the borrowings are supported by letters of credit primarily issued under our five-year revolving credit facility, which is long-term.

Tax-exempt project bonds — Tax-exempt project bonds have been used by our Wheelabrator Group to finance the development of waste-to-energy facilities. These facilities are integral to the local communities they serve, and, as such, are supported by long-term contracts with multiple municipalities. The bonds generally have periodic amortizations that are supported by the cash flow of each specific facility being financed. As of December 31, 2006, we had $46 million of tax-exempt project bonds that are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit guaranteeing repayment of the bonds in this event. We classified these borrowings as long-term in our Consolidated Balance Sheet at December 31, 2006 because the borrowings are supported by letters of credit primarily issued under our five-year revolving credit facility, which is long-term. During the year ended December 31, 2006, we repaid $51 million of our tax-exempt project bonds with either available cash or debt service funds.

Capital leases and other — The decrease in our capital leases and other debt obligations in 2006 is primarily related to (i) the repayment of various borrowings upon their scheduled maturities and (ii) the deconsolidation of a variable interest entity during the second quarter of 2006.

Scheduled debt and capital lease payments — The schedule of anticipated debt and capital lease payments (including the current portion) for the next five years is presented below (in millions). Our recorded debt and capital lease obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities, which have been excluded here because they will not result in cash payments.

2007	2008	2009	2010	2011

$815	$539	$681	$713	$247

Secured debt — Our debt balances are generally unsecured, except for $262 million of the tax-exempt project bonds outstanding at December 31, 2006 that were issued by certain subsidiaries within our Wheelabrator Group. These bonds are secured by the related subsidiaries’ assets that have a carrying value of $473 million and the related subsidiaries’ future revenue. Additionally, our consolidated variable interest entities have $43 million of outstanding borrowings that are collateralized by certain of their assets. These assets have a carrying value of $380 million as of December 31, 2006. See Note 19 for further discussion.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Covenants

Our revolving credit facility and certain other financing agreements contain financial covenants. The most restrictive of these financial covenants are contained in our revolving credit facility. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the revolving credit facility:

Requirement
	per	December 31,	December 31,
Covenant	Facility	2006	2005

Interest coverage ratio	> 2.75 to 1	3.6 to 1	3.7 to 1
Total debt to EBITDA	< 3.5 to 1	2.5 to 1	2.7 to 1

Our revolving credit facility and senior notes also contain certain restrictions intended to monitor our level of indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2006, we were in compliance with the covenants and restrictions under all of our debt agreements.

Interest rate swaps

We manage the interest rate risk of our debt portfolio principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of December 31, 2006, the interest payments on $2.4 billion of our fixed rate debt have been swapped to variable rates, allowing us to maintain approximately 64% of our debt at fixed interest rates and approximately 36% of our debt at variable interest rates. We do not use interest rate derivatives for trading or speculative purposes. Our significant interest rate swap agreements that were outstanding as of December 31, 2006 and 2005 are set forth in the table below (dollars in millions):

					Fair Value
	Notional				Net
As of	Amount	Receive	Pay	Maturity Date	Liability(a)

December 31, 2006	$2,350	Fixed 5.00%-7.65%	Floating 5.16%-9.75%	Through December 15, 2017	$(118	)(b)
December 31, 2005	$2,350	Fixed 5.00%-7.65%	Floating 4.33%-8.93%	Through December 15, 2017	$(131	)(c)

(a)	These interest rate derivatives qualify for hedge accounting. Therefore, the fair value adjustments to the underlying debt are deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instrument.

(b)	The fair value for these interest rate derivatives is comprised of $3 million of current liabilities and $115 million of long-term liabilities.

(c)	The fair value for these interest rate derivatives is comprised of $2 million of long-term assets and $133 million of long-term liabilities.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $19 million as of December 31, 2006 and $47 million as of December 31, 2005. The following table summarizes the accumulated fair value adjustments from interest rate swap agreements by underlying debt instrument category at December 31 (in millions):

Increase (decrease) in carrying value of debt due to hedge accounting for interest rate swaps	2006	2005

Senior notes and debentures:
Active swap agreements	$(118)	$(131)
Terminated swap agreements(a)	136	177

	18	46
Tax-exempt and project bonds:
Terminated swap agreements(a)	1	1

	$19	$47

(a)	At December 31, 2006, $37 million (on a pre-tax basis) of the carrying value of debt associated with terminated swap agreements is scheduled to be reclassified as a credit to interest expense over the next twelve months. Approximately $41 million (on a pre-tax basis) of the December 31, 2005 balance was reclassified into earnings during 2006.

Interest rate swap agreements increased net interest expense by $4 million for the year ended December 31, 2006 and reduced net interest expense by $39 million for the year ended December 31, 2005 and $90 million for the year ended December 31, 2004. The significant decline in the benefit recognized as a result of our interest rate swap agreements is largely attributable to the increase in short-term market interest rates, which drive our periodic interest obligations under these agreements. The significant terms of the interest rate contracts and the underlying debt instruments are identical and therefore no ineffectiveness has been realized.

Interest rate locks

We have entered into cash flow hedges to secure underlying interest rates in anticipation of senior note issuances. These hedging agreements resulted in a deferred loss, net of taxes, of $28 million at December 31, 2006 and $32 million at December 31, 2005, which is included in “Accumulated other comprehensive income.” As of December 31, 2006, $6 million (on a pre-tax basis) is scheduled to be reclassified into interest expense over the next twelve months.

8.	Income Taxes

For financial reporting purposes, income before income taxes and cumulative effect of change in accounting principle, showing domestic and foreign sources, was as follows (in millions):

	Years Ended December 31,
	2006	2005	2004

Domestic	$1,390	$957	$1,088
Foreign(a)	84	135	90

Income before income taxes and cumulative effect of change in accounting principle	$1,474	$1,092	$1,178

(a)	Foreign income was higher in 2005 as compared with both 2006 and 2004 due to a gain on the divestiture of a landfill in Ontario, Canada, which is discussed in Note 12.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provision for income taxes

The provision for taxes on income before cumulative effect of change in accounting principle consisted of the following (in millions):

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$283	$(80)	$20
State	55	39	52
Foreign	10	12	19

	348	(29)	91

Deferred:
Federal	(14)	(63)	136
State	(14)	(22)	14
Foreign	5	24	6

	(23)	(61)	156

Provision for income taxes	$325	$(90)	$247

The U.S. federal statutory income tax rate is reconciled to the effective rate as follows:

	Years Ended December 31,
	2006	2005	2004

Income tax expense at U.S. federal statutory rate	35.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefit	2.81	3.15	3.59
Non-conventional fuel tax credits	(4.57)	(12.20)	(10.21)
Taxing authority audit settlements and other tax adjustments	(9.34)	(33.92)	(7.05)
Nondeductible costs relating to acquired intangibles	1.20	0.90	0.48
Tax rate differential on foreign income	—	1.80	(1.39)
Cumulative effect of change in tax rates	(1.96)	(1.18)	—
Other	(1.09)	(1.79)	0.55

Provision for income taxes	22.05%	(8.24)%	20.97%

Non-conventional fuel tax credits — The impact of non-conventional fuel tax credits has been derived from methane gas projects at our landfills and our investments in two coal-based, synthetic fuel production facilities (the “Facilities”), which are discussed in more detail below. The fuel generated from our landfills and the Facilities qualifies for tax credits through 2007 pursuant to Section 45K (formerly Section 29, but re-designated as Section 45K effective for years ending after December 31, 2005) of the Internal Revenue Code. These tax credits are phased-out if the price of crude oil exceeds an annual average price threshold determined by the U.S. Internal Revenue Service. In 2006, we have developed our estimate of the phase out of 36% of Section 45K credits using market information for crude oil prices as of December 31, 2006. We did not experience any phase-out of Section 45K tax credits in 2005 or 2004.

In 2004, we acquired minority ownership interests in the Facilities, which results in the recognition of our pro-rata share of the Facilities’ losses, the amortization of our investments, and additional expense associated with other estimated obligations all being recorded as “Equity in net losses of unconsolidated entities” within our Consolidated Statements of Operations. We recognize these losses in the period in which the tax credits are generated. As

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discussed above, our effective tax rate and equity losses associated with our investments in these unconsolidated entities for the year ended December 31, 2006 include the effects of a partial phase-out of Section 45K credits generated during 2006. Although we currently project that we will not be able to recognize 36% of the tax credits generated during 2006, we have been required to fund 100% of our pro-rata portion of the Facilities’ losses and production costs for 2006 operations. Amounts paid to the Facilities for which we do not ultimately realize a tax benefit are refundable to us, subject to certain limitations. Our 2006 effective tax rate and equity losses also reflect the impact of the temporary suspension of operations at the Facilities, which occurred from May 2006 to late September 2006. The operations of the Facilities were suspended in order to minimize operating losses as a result of the expected phase-out of tax credits generated during 2006. For quarterly periods that the Facilities’ operations are producing below established production levels, our obligations associated with funding the entities’ operations may be deferred for a period of up to four quarters.

The following table summarizes the impact of our investments in the Facilities on our Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2006	2005	2004

Equity in net losses of unconsolidated entities(a)	$(41)	$(112)	$(102)
Interest expense	(4)	(7)	(8)

Loss before income taxes(a)	(45)	(119)	(110)
Provision for (benefit from) income taxes(b)	(64)	(145)	(131)

Net income	$19	$26	$21

(a)	For the year ended December 31, 2006, our “Equity in net losses of unconsolidated entities” includes (i) the recognition of expense for our estimate of contractual obligations associated with the Facilities’ operations during 2006 based on a 36% phase-out of Section 45K credits and the temporary suspension of operations discussed above, which was partially offset by (ii) a cumulative adjustment necessary to appropriately reflect our life-to-date obligations to fund the costs of operating the Facilities and the value of our investment. This cumulative adjustment was recorded during the second quarter of 2006. We have determined that the recognition of the cumulative adjustment was not material to our financial statements presented herein.

(b)	The benefit from income taxes attributable to the Facilities includes tax credits of $47 million, $99 million and $88 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The equity losses and associated tax benefits would not have been incurred if we had not acquired the minority ownership interests in the Facilities. If the tax credits generated by the Facilities were no longer allowable under Section 45K of the Internal Revenue Code, we could cease making payments in the period in which that determination is made and not incur additional losses.

The tax credits generated by our landfills are provided by our Renewable Energy Program, under which we develop, operate and promote the beneficial use of landfill gas. Our recorded taxes include benefits of $24 million, $34 million, and $32 million for the years ended December 31, 2006, 2005 and 2004, respectively, from tax credits generated by our landfill gas-to-energy projects. The tax benefits from our landfills were reduced in 2006 due to the estimated phase-out of 36% of Section 45K credits.

Tax audit settlements  — During 2006 we completed the IRS audit for the years 2002 and 2003. The settlement of the IRS audit, as well as other state and foreign tax audit matters, resulted in a reduction in income tax expense (excluding the effects of related interest income) of $149 million, or $0.27 per diluted share, for 2006. Our 2006 income also increased by $14 million, or $9 million net of tax, principally due to interest income from these settlements. The IRS audits for the tax years 1989 to 2001 were completed during 2005, resulting in net tax benefits of $398 million, or $0.70 per diluted share. During 2004, we realized $101 million in tax benefits, or $0.17 per

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted share, related to audit settlements as well as $46 million in interest income, or $28 million net of tax, as a result of those settlements.

The reduction in income taxes recognized is primarily attributable to the associated reduction in our accrued tax and related accrued interest liabilities. For information regarding the status of current audit activity, refer to Note 10.

Repatriation of earnings in foreign subsidiaries — On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) became law. A provision of the Act allowed U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate during 2005. We repatriated net accumulated earnings and capital from certain of our Canadian subsidiaries in accordance with this provision, which were previously accounted for as permanently reinvested in accordance with APB Opinion No. 23, Accounting for Income Taxes — Special Areas.  During 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan under which we repatriated $496 million of our accumulated foreign earnings and capital through cash on hand as well as debt borrowings. Refer to Note 7 for discussion on the related debt issuance. During 2005, we accrued $34 million in tax expense for these repatriations. The repatriation of earnings from our Canadian subsidiaries increased our 2005 effective tax rate by approximately 3.1%, which has been reflected as a component of the “Tax rate differential on foreign income” line item of the effective tax rate reconciliation provided above. During 2006, we repatriated an additional $12 million of our accumulated foreign earnings resulting in an increase in tax expense of $3 million.

At December 31, 2006, remaining unremitted earnings in foreign operations was approximately $300 million, which is considered permanently invested and, therefore, no provision for U.S. income taxes has been accrued for these unremitted earnings.

Effective state tax rate change — Our estimated effective state tax rate declined during 2006 and 2005, resulting in a net benefit of $9 million and $16 million, respectively, related to the revaluation of net accumulated deferred tax liabilities.

Canada statutory tax rate change — During 2006, both the Canadian federal government and several provinces enacted tax rate reductions. SFAS No. 109, Accounting for Income Taxes, requires that deferred tax balances be revalued to reflect such tax rate changes. The revaluation resulted in a $20 million tax benefit for the year ended December 31, 2006. During 2005, a provincial tax rate change in Quebec resulted in additional income tax expense of $4 million related to the revaluation of net accumulated deferred tax balances.

Deferred tax assets (liabilities)

The components of the net deferred tax assets (liabilities) at December 31 are as follows (in millions):

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss, capital loss and tax credit carryforwards	$326	$400
Landfill and environmental remediation liabilities	61	26
Miscellaneous and other reserves	243	246

Subtotal	630	672
Valuation allowance	(288)	(335)
Deferred tax liabilities:
Property and equipment	(1,011)	(1,063)
Goodwill and other intangibles	(614)	(544)

Net deferred tax liabilities	$(1,283)	$(1,270)

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 we had $27 million of federal net operating loss (“NOL”) carryforwards, $3.5 billion of state NOL carryforwards, and $19 million of Canadian NOL carryforwards. The federal and state NOL carryforwards have expiration dates through the year 2026. The Canadian NOL carryforwards have the following expiry: $12 million in 2009, $1 million in 2010, $1 million in 2011 and $5 million in 2012. We have $21 million of alternative minimum tax credit carryforwards that may be used indefinitely and state tax credit carryforwards of $11 million.

We have established valuation allowances for uncertainties in realizing the benefit of tax loss and credit carryforwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation. The valuation allowance decreased $47 million in 2006. We realized an $11 million state tax benefit due to a reduction in the valuation allowance related to the expected utilization of state NOL and credit carryforwards. The remaining reduction in our valuation allowance was offset by changes in our gross deferred tax assets due to changes in state NOL and credit carryforwards.

9.	Employee Benefit Plans

Defined contribution plans — Our Waste Management Retirement Savings Plan (“Savings Plan”) covers employees (except those working subject to collective bargaining agreements, which do not provide for coverage under such plans) following a 90-day waiting period after hire. Through December 31, 2004 eligible employees were allowed to contribute up to 15% of their annual compensation. Effective January 1, 2005, eligible employees may contribute as much as 25% of their annual compensation under the Savings Plan. All employee contributions are subject to annual contribution limitations established by the IRS. Under the Savings Plan, we match, in cash, 100% of employee contributions on the first 3% of their eligible compensation and match 50% of employee contributions on the next 3% of their eligible compensation, resulting in a maximum match of 4.5%. Both employee and company contributions vest immediately. Charges to “Operating” and “Selling, general and administrative” expenses for our defined contribution plans were $51 million in 2006, $48 million in 2005 and $46 million in 2004.

Defined benefit plans — Certain of the Company’s subsidiaries sponsor pension plans that cover employees not covered by the Savings Plan. These employees are members of collective bargaining units. In addition, Wheelabrator Technologies Inc., a wholly-owned subsidiary, sponsors a pension plan for its former executives and former Board members. The combined benefit obligation of these pension plans is $61 million as of December 31, 2006. These plans have approximately $45 million of plan assets as of December 31, 2006.

In addition, Waste Management Holdings, Inc. (“WM Holdings”) and certain of its subsidiaries provided post-retirement health care and other benefits to eligible employees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retired employees as of December 31, 1998. The unfunded benefit obligation for these plans was $60 million at December 31, 2006.

Our accrued benefit liabilities for our defined benefit pension and other post-retirement plans are $76 million as of December 31, 2006 and are included as a component of “Accrued liabilities” in our Consolidated Balance Sheet.

In September 2006, the FASB issued SFAS No. 158, which requires companies to recognize the overfunded or underfunded status of their defined benefit pension and other post-retirement plans as an asset or liability and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. As required, the Company adopted SFAS No. 158 on December 31, 2006.

With the adoption of SFAS No. 158, we recorded a liability and a corresponding deferred loss adjustment to “Accumulated other comprehensive income” of $2 million related to the previously unaccrued liability balance associated with our defined benefit pension and other post-retirement plans. The December 31, 2006 net increase of $1 million in “Accumulated other comprehensive income” attributable to the underfunded status of our post-

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement plans is associated with the net impact of adjustments to increase deferred tax assets by $3 million, partially offset by the additional $2 million in liabilities recorded.

In addition, certain of our subsidiaries participate in various multi-employer employee benefit and pension plans covering union employees not covered under other pension plans. These multi-employer plans are generally defined contribution plans. Specific benefit levels provided by union pension plans are not negotiated with or known by the employer contributors. Additionally, we have one instance of a site-specific plan for employees not covered under other plans. The projected benefit obligation, plan assets and unfunded liability of the multi-employer pension plans and the site specific plan are not material. Contributions of $37 million in 2006, $38 million in 2005 and $29 million in 2004 were charged to operations for those subsidiaries’ defined benefit and contribution plans.

10.	Commitments and Contingencies

Financial instruments — We have obtained letters of credit, performance bonds and insurance policies, and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, environmental remediation, and other obligations.

Historically, our revolving credit facilities have been used to obtain letters of credit to support our bonding and financial assurance needs. We also have letter of credit and term loan agreements and a letter of credit facility that were established to provide us with additional sources of capacity from which we may obtain letters of credit. These facilities and agreements are discussed further in Note 7. We obtain surety bonds and insurance policies from two entities in which we have a non-controlling financial interest. We also obtain insurance from a wholly-owned insurance company, the sole business of which is to issue policies for the parent holding company and its other subsidiaries, to secure such performance obligations. In those instances where our use of captive insurance is not allowed, we generally have available alternative bonding mechanisms.

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

We have retained a significant portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The estimated accruals for these liabilities could be affected if future occurrences or loss development significantly differ from utilized assumptions. As of December 31, 2006, our general liability insurance program carries self-insurance exposures of up to $2.5 million per incident and our workers’ compensation and auto liability insurance programs each carry self-insurance exposures of up to $1 million per incident. Effective January 1, 2007, we increased the per incident deductible for our workers’ compensation insurance program to $1.5 million. Self-insurance claims reserves acquired as part of our acquisition of WM Holdings in July 1998 were discounted at

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.65% at December 31, 2006. The changes to our net insurance liabilities for the periods presented are summarized below (in millions):

	Gross Claims	Estimated Insurance	Net Claims
	Liability	Recoveries(a)	Liability

Balance, December 31, 2003	$644	$(297)	$347
Self-insurance expense (benefit)	268	(84)	184
Cash (paid) received	(231)	60	(171)

Balance, December 31, 2004	681	(321)	360
Self-insurance expense (benefit)	227	(57)	170
Cash (paid) received	(248)	67	(181)

Balance, December 31, 2005	660	(311)	349
Self-insurance expense (benefit)	233	(31)	202
Cash (paid) received	(241)	75	(166)

Balance, December 31, 2006	$652	$(267)	$385

Current portion at December 31, 2006	$211	$(126)	$85
Long-term portion at December 31, 2006	$441	$(141)	$300

(a)	Amounts reported as estimated insurance recoveries are related to both paid and unpaid claims liabilities.

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

Operating leases — Rental expense for leased properties was $122 million, $129 million and $127 million during 2006, 2005 and 2004, respectively. These amounts primarily include rents under operating leases. Minimum contractual payments due during each of the next five years for our operating lease obligations are noted below (in millions):

2007	2008	2009	2010	2011

$ 89	$71	$59	$51	$34

Our minimum contractual payments for lease agreements during future periods is significantly less than current year rent expense because our significant lease agreements at landfills have variable terms based either on a percentage of revenue or a rate per ton of waste received.

Other commitments — We have the following unconditional obligations:

•	Share Repurchases — In December 2006, we entered into a plan under SEC Rule 10b5-1 to effect market purchases of our common stock during the first quarter of 2007. See Note 14 for additional information related to this agreement.

•	Fuel Supply — We have purchase agreements expiring at various dates through 2010 that require us to purchase minimum amounts of waste and conventional fuels at our independent power production plants. These fuel supplies are used to produce electricity for sale to electric utilities, which is generally subject to

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•	Disposal — We have several agreements expiring at various dates through 2024 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities.

•	Waste Paper — We are party to a waste paper purchase agreement that requires us to purchase a minimum number of tons of waste paper from the counterparty. The cost per ton of waste paper purchased is based on market prices plus the cost of delivery of the product to our customers. We currently expect to fulfill our purchase obligation in 2012.

•	Royalties — Certain of our landfill operating agreements require us to make minimum royalty payments to the prior land owners, lessors or host community where the landfill is located. Our obligations under these agreements expire at various dates through 2031. Although the agreements provide for minimum payments, the actual payments we expect to make under the agreements, which are based on per ton rates for waste received at the landfill, are significantly higher.

Our unconditional obligations are established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates. Our actual future obligations under these outstanding agreements are generally quantity driven, and, as a result, our associated financial obligations are not fixed as of December 31, 2006. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or cash flows.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

•	As of December 31, 2006, WM Holdings, one of WMI’s wholly-owned subsidiaries, has fully and unconditionally guaranteed all of WMI’s senior indebtedness, which matures through 2032. WMI has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, which matures through 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 22 for further information.

•	WMI and WM Holdings have guaranteed the tax-exempt bonds and other debt obligations of their subsidiaries. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WMI or WM Holdings will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 7 for information related to the balances and maturities of our tax-exempt bonds.

•	We have guaranteed certain financial obligations of unconsolidated entities. The related obligations, which mature through 2020, are not recorded on our Consolidated Balance Sheets. As of December 31, 2006, our maximum future payments associated with these guarantees are approximately $20 million. We do not believe that it is likely that we will be required to perform under these guarantees.

•	WM Holdings has guaranteed all reimbursement obligations of WMI under its $350 million letter of credit facility and $295 million letter of credit and term loan agreements. Under those facilities, WMI must reimburse the entities funding the facilities for any draw on a letter of credit supported by the facilities. As of December 31, 2006, we had $641 million in outstanding letters of credit under these facilities.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In connection with the $350 million letter of credit facility, WMI and WM Holdings guaranteed the interest rate swaps entered into by the entity funding the letter of credit facility. The probability of loss for the guarantees was determined to be remote and the fair value of the guarantees is immaterial to our financial position and results of operations.

•	Certain of our subsidiaries have guaranteed the market value of certain homeowners’ properties that are adjacent to certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference between the sale value and the guaranteed market value of the homeowners’ properties, if any. Generally, it is not possible to determine the contingent obligation associated with these guarantees, but we do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. The costs associated with any additional consideration requirements are accounted for as incurred.

•	WMI and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations as incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.

We currently believe that it is not reasonably likely that we will be required to perform under these guarantee agreements or that any performance requirement would have a material impact on our consolidated financial statements.

Environmental matters — Our business is intrinsically connected with the protection of the environment. As such, a significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection. Such costs may increase in the future as a result of legislation or regulation. However, we believe that we tend to benefit when environmental regulation increases, because such regulations increase the demand for our services, and we have the resources and experience to manage environmental risk.

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

As of December 31, 2006, we had been notified that we are a PRP in connection with 75 locations listed on the EPA’s National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own were initially developed by others as land disposal facilities. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at, or near, the time that we make the remedial expenditures. The 59 NPL sites at which claims have been made

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against us and that we do not own are at different procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is known as CERCLA or Superfund.

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

Litigation — In December 1999, an individual brought an action against WMI, five former officers of WM Holdings, and WM Holdings’ former independent auditor, Arthur Andersen LLP, in Illinois state court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998. The action is for alleged acts of common law fraud, negligence and breach of fiduciary duty. This case has remained in the pleadings stage for the last several years due to numerous motions and rulings by the court related to the viability of these claims. The defendants had removed the case to federal court in Illinois, but in 2006 agreed to the matter being held in state court as originally filed. The Company believes that recent U.S. Supreme Court decisions in other cases require the Illinois trial court to rule this matter cannot proceed as a class action. Only limited discovery has occurred and the defendants continue to defend themselves vigorously. The extent of possible damages, if any, in this action cannot yet be determined.

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

In 2000 and 2001, respectively, two separate lawsuits were filed in Texas state court against WMI and certain former officers of WMI alleging that the plaintiffs were substantial holders of the Company’s common stock who intended to sell their stock in 1999, or to otherwise protect themselves against loss, but that statements the defendants made regarding the Company’s prospects were false and misleading and induced the plaintiffs to retain their stock or not to take other protective measures. The plaintiffs asserted that the value of their retained stock declined dramatically and that they incurred significant losses. The first of these cases was dismissed by summary judgment by a Texas state court in March 2002. The plaintiffs appealed the dismissal to the highest state court in Texas, which in 2006 declined to hear the case. The plaintiff in the second case, which was stayed pending resolution of the first case, filed a motion for non-suit, thereby ending the case against us.

In 2000, we sold our interest in a joint venture in Mexico. In 2002, the purchaser of the interest brought a claim against the Company generally involving the value of the joint venture, and seeking a variety of remedies ranging from monetary damages to unwinding the sale of the assets. The matter was fully tried in an international arbitration and in the fourth quarter of 2006 we received a final ruling obligating us to pay approximately $29 million, which includes monetary damages plus substantial interest dating back to 2000 plus certain fees and expenses.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2006, there were four proceedings involving our subsidiaries where we reasonably believe that the sanctions could exceed $100,000. The matters involve allegations that subsidiaries (i) failed to comply with air permit, air emission limit and leachate storage requirements at an operating landfill; (ii) violated a number of state solid waste regulations and permit conditions and federal air regulations at an operating landfill; (iii) failed to meet reporting requirements under federal air regulations at an operating landfill; and (iv) failed to perform state emissions tests for diesel-powered vehicles. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

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

Under Delaware law, corporations are allowed to indemnify their officers, directors and employees against claims arising from their actions in such capacities if the individuals acted in good faith and in a manner they believed to be in, or not opposed to, the best interests of the corporation. Further, corporations are allowed to advance expenses to the individuals in such matters, contingent upon the receipt of an undertaking by the individuals to repay all expenses if it is ultimately determined that they did not act in good faith and in a manner they believed to be in, or not opposed to, the best interests of the corporation. WMI’s charter and bylaws currently require indemnification of and advancement of expenses to its officers and directors if these standards have been met and previously required indemnification of and advancement of expenses to all employees if the standards were met. Additionally, WMI has entered into separate indemnification agreements with each of the members of its Board of Directors as well as its Chief Executive Officer, its President and its Chief Financial Officer. The charter and bylaw documents of certain of WMI’s subsidiaries, including WM Holdings, also include similar indemnification provisions, and some subsidiaries, including WM Holdings, entered into separate indemnification agreements with their officers and directors prior to our acquisition of them that provide for even greater rights and protections for the individuals than WMI’s charter and bylaws.

The Company’s obligations to indemnify and advance expenses are determined based on the governing documents in effect and the status of the individual at the time the actions giving rise to the claim occurred. As a result, we may have obligations to individuals after they leave the Company and also may have obligations to individuals that are or were employees of the Company, but who were neither an officer or a director, even though the current documents only require indemnification and advancement to officers and directors. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with current actions involving former officers of the Company or its subsidiaries or other

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actions or proceedings that may be brought against its former or current officers, directors and employees in the future.

We are involved in routine civil litigation and governmental proceedings, including litigation involving former employees and competitors arising in the ordinary course of our business. We do not believe that any such matters will ultimately have a material adverse impact on our consolidated financial statements.

Tax matters — We are currently under audit by the IRS and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. We have concluded several audits in the last two years. During the second quarter of 2006, we concluded the IRS audit for the years 2002 and 2003. The current period financial statement impact of concluding various audits is discussed in Note 8. In addition, we are in the examination phase of an IRS audit for the years 2004 and 2005. We expect this audit to be completed within the next 12 months. To provide for certain potential tax exposures, we maintain an allowance for tax contingencies, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.

As discussed in Note 7, we have approximately $2.8 billion of tax-exempt financings as of December 31, 2006. Tax-exempt financings are structured pursuant to certain terms and conditions of the Internal Revenue Code of 1986, as amended (the “Code”), which exempts from taxation the interest income earned by the bondholders in the transactions. The requirements of the Code can be complex, and failure to comply with these requirements could cause certain past interest payments made on the bonds to be taxable and could cause either outstanding principal amounts on the bonds to be accelerated or future interest payments on the bonds to be taxable. Some of the Company’s tax-exempt financings have been, or currently are, the subject of examinations by the IRS to determine whether the financings meet the requirements of the Code and applicable regulations. It is possible that an adverse determination by the IRS could have a material adverse effect on the Company’s cash flows and results of operations.

Unclaimed property audits — We are currently undergoing unclaimed property audits, which are being conducted by various state authorities. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include substantial interest and penalties, in addition to the payment of the escheat liability itself. During 2006, we submitted unclaimed property filings with all states. As a result of our findings, we determined that we had estimated unrecorded obligations associated with unclaimed property of approximately $20 million for escheatable items for various periods between 1980 and 2004. Our “Selling, general and administrative” expenses for the year ended December 31, 2006 include the charge required to record these obligations. During 2006, we also recognized $1 million of estimated interest obligations associated with our findings, which has been included in “Interest expense” in our Consolidated Statement of Operations. We have determined that the impact of these adjustments is not material to current or prior periods’ results of operations. Although we cannot currently estimate the potential financial impacts that any remaining audit findings may have, we do not expect any resulting obligations to have a material adverse effect on our consolidated results of operations or cash flows.

11.	Restructuring

2005 Restructuring and Workforce Reduction — During the third quarter of 2005, we reorganized and simplified our management structure by reducing our Group and corporate office staffing levels. This reorganization increases the accountability and responsibility of our Market Areas and allows us to streamline business decisions and to reduce costs at the Group and Corporate offices. Additionally, as part of our restructuring, the responsibility for the management of our Canadian operations has been assumed by our Eastern, Midwest and Western Groups, thus eliminating the Canadian Group. See discussion at Note 20.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reorganization eliminated about 600 employee positions throughout the Company. In 2005, we recorded $28 million for costs associated with the implementation of the new structure. These charges included $25 million for employee severance and benefit costs, $1 million related to abandoned operating lease agreements and $2 million related to consulting fees incurred to align our sales strategy to our changes in both resources and leadership that resulted from the reorganization.

Through December 31, 2006, we paid $24 million of the employee severance and benefit costs incurred as a result of this restructuring. Approximately $6 million and $18 million of these payments were made during 2006 and 2005, respectively. As of December 31, 2006, approximately $1 million of the related accrual remained for employee severance and benefit costs. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the third quarter of 2007.

The following table summarizes the total costs recorded to date for this restructuring by our current reportable segments (in millions):

Eastern	$3
Midwest	3
Southern	3
Western	5
Wheelabrator	—
Recycling	3
Corporate	11

Total	$28

12.	(Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended December 31,
	2006	2005	2004

Asset impairments	$42	$116	$17
(Income) expense from divestitures	(44)	(79)	(12)
Other	27	31	(18)

	$25	$68	$(13)

Year Ended December 31, 2006

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

During the third and fourth quarters of 2006, we recorded impairment charges of $10 million and $14 million, respectively, for assets and businesses associated with our continuing operations. The charges recognized during the third quarter of 2006 were related to operations in our Recycling and Southern Groups. The charges recognized during the fourth quarter of 2006 were primarily attributable to the impairment of a landfill in our Eastern Group as a result of a change in our expectations for future expansions.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Income) expense from divestitures — We recognized $44 million of net gains on divestitures during the year ended December 31, 2006, which were direct results of the execution of our plan to review under-performing or non-strategic operations and to either improve their performance or dispose of the operations. The majority of these net gains was recognized during the second quarter of 2006 and relates to operations located in our Western Group. Total proceeds from divestitures completed during the year ended December 31, 2006 were $184 million, all of which were received in cash.

Other — During the fourth quarter of 2006, we recognized a charge of approximately $26 million for the impact of an arbitration ruling against us related to the termination of a joint venture relationship in 2000. The party that purchased our interest in the joint venture had sued us, seeking a variety of remedies ranging from monetary damages to unwinding the sale of assets. In the fourth quarter of 2006, the arbitration tribunal ruled in the other party’s favor, awarding them approximately $29 million, which includes monetary damages, interest, and certain fees and expenses. Prior to the ruling, the Company had recorded a reserve of $3 million. For additional information regarding this matter refer to Note 10.

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

(Income) expense from divestitures — During the first quarter of 2005, we recognized a $39 million gain as a result of the divestiture of a landfill in Ontario, Canada, which was required as a result of a Divestiture Order from the Canadian Competition Bureau. During the remainder of 2005, we recognized a total of $40 million in gains as a

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of the divestiture of operations. With the exception of our divestiture of the Ontario, Canada landfill, our divestitures during 2005 were direct results of the execution of our plan to review under-performing or non-strategic operations and to either improve their performance or dispose of the operations.

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

Year Ended December 31, 2004

For 2004, the significant items included within “(Income) expense from divestitures, asset impairments and unusual items” were (i) $17 million in impairment losses primarily due to the impairment of certain landfill assets and software development costs; (ii) $12 million in (income) expense from divestitures that primarily related to certain Port-O-Let® operations; and (iii) $18 million in miscellaneous net gains, which were primarily for adjustments to our estimated obligations associated with non-solid waste services, which were divested in 1999 and 2000.

13.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in millions):

	December 31,
	2006	2005	2004

Accumulated unrealized loss on derivative instruments, net of a tax benefit of $21 for 2006, $17 for 2005 and $32 for 2004	$(33)	$(27)	$(49)
Accumulated unrealized gain on marketable securities, net of taxes of $6 for 2006, $3 for 2005 and $2 for 2004	10	5	3
Cumulative translation adjustment of foreign currency statements	151	148	115
Underfunded post-retirement benefit obligations, net of taxes of $3 for 2006	1	—	—

	$129	$126	$69

14.	Capital Stock, Share Repurchases and Dividends

Capital stock

As of December 31, 2006, we have 533.7 million shares of common stock issued and outstanding. We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have ten million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share repurchases

In 2004, our Board of Directors approved a capital allocation plan that allows for up to $1.2 billion in annual share repurchases, net of dividends, for 2005 through 2007. In June 2006, our Board of Directors approved up to $350 million of additional share repurchases for 2006, increasing the maximum amount of capital to be allocated to our share repurchases and dividend payments for 2006 to $1.55 billion. All share repurchases in 2005 and 2006 have been made pursuant to these Board authorized capital allocation plans. Share repurchases during 2004 were made in accordance with a similar capital allocation plan, which authorized up to $1.0 billion in annual share repurchases, net of dividends.

The following is a summary of activity under our stock repurchase programs for each year presented:

	Years Ended December 31,
	2006	2005	2004

Shares repurchased (in thousands)	30,965	24,727	16,541
Per share purchase price	$32.23-$38.49	$27.01-$30.67	$26.32-$30.79
Total repurchases (in millions)	$1,072	$706	$472

Our 2006 share repurchase activity includes $291 million paid to repurchase our common stock through an accelerated share repurchase transaction. The number of shares we repurchased under the accelerated repurchase transaction was determined by dividing $275 million by the fair market value of our common stock on the repurchase date. At the end of the valuation period, which was in February 2006, we were required to make a settlement payment for the difference between the $275 million paid at the inception of the valuation period and the weighted average daily market price of our common stock during the valuation period times the number of shares we repurchased, or $16 million. We elected to make the required settlement payment in cash.

In December 2006, we entered into a plan under SEC Rule 10b5-1 to effect market purchases of our common stock. These common stock repurchases were made in accordance with our Board approved capital allocation program, which authorizes up to $1.2 billion to be returned to shareholders in the form of share repurchases and dividends. We repurchased $72 million of our common stock pursuant to the plan, which was completed on February 9, 2007.

Dividends

In August 2003, our Board of Directors approved our quarterly dividend program, which began in the first quarter of 2004. Our quarterly dividends have been declared by our Board of Directors and paid in accordance with the capital allocation programs discussed above. The following is a summary of dividends declared and paid each year (in millions, except per share amounts):

	Years Ended December 31,
	2006	2005	2004

Cash dividends per common share:
Declared(a)	$0.66	$1.02	$0.75
Paid	$0.88	$0.80	$0.75
Total cash dividends:
Declared(a)	$355	$571	$432
Paid	$476	$449	$432

(a)	In 2005, the cash dividend declared amounts included the Board of Directors’ declaration of the first quarterly dividend for 2006 of $0.22 per share, or $122 million.

In December 2006, our Board of Directors authorized an increase in the per share quarterly dividend, from $0.22 to $0.24, for anticipated dividend declarations to be made in 2007. However, all future dividend declarations

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future prospects and other factors the Board may deem relevant.

15.	Stock-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, employees are able to purchase shares of common stock at a price equal to 85% of the lesser of the market value of the stock on the first or last day of such offering period. The purchases are made through payroll deductions, and the number of shares that may be purchased is limited by IRS regulations. The total number of shares issued under the plan for the offering periods in each of 2006, 2005 and 2004 was approximately 644,000, 675,000, and 654,000, respectively. Including the impact of the January 2007 issuance of shares associated with the July to December 2006 offering period, approximately 2.0 million shares remain available for issuance under the plan.

Our Employee Stock Purchase Plan is “compensatory” under the provisions of SFAS No. 123(R). Accordingly, beginning with our adoption of SFAS No. 123(R) on January 1, 2006 we recognize compensation expense associated with our employees’ participation in the Stock Purchase Plan. For 2006 our Employee Stock Purchase Plan increased annual compensation expense by approximately $5 million, or $3 million net of tax.

Employee Stock Incentive Plans

Pursuant to our stock incentive plan, we have the ability to issue stock options, stock awards and stock appreciation rights, all on terms and conditions determined by the Management Development and Compensation Committee of our Board of Directors.

As of January 1, 2004, we had two plans under which we granted stock options and restricted stock awards: the 2000 Stock Incentive Plan and the 2000 Broad-Based Plan. These two plans allowed for grants of stock options, appreciation rights and stock awards to key employees, except grants under the 2000 Broad-Based Plan could not be made to any executive officer. All of the options granted under these plans had exercise prices equal to the fair market value as of the date of the grant, expired no later than ten years from the date of grant and vested ratably over a four or five-year period.

Since May 2004, all stock-based compensation awards described herein have been made under the Company’s 2004 Stock Incentive Plan, which authorizes the issuance of a maximum of 34 million shares of our common stock. Upon adoption by the Management Development and Compensation Committee of the Board of Directors and the approval by the stockholders of the 2004 Stock Incentive Plan at the 2004 Annual Meeting of stockholders, all of the Company’s other stock-based incentive plans were terminated, with the exception of the 2000 Broad-Based Employee Plan. The Broad-Based Employee Plan was not required to be approved by stockholders, as no executive officers of the Company may receive any grants under the plan. However, only approximately 100,000 shares remain available for issuance under that plan. We currently utilize treasury shares to meet the needs of our equity-based compensation programs under the 2004 Stock Incentive Plan and to settle outstanding awards granted pursuant to previous incentive plans. During 2005 and 2006, the primary forms of equity-based compensation granted to our employees under our long-term incentive programs were restricted stock units and performance share units.

Additionally, as a result of both the changes in accounting required by SFAS No. 123(R) for share-based payments and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, the Management Development and Compensation Committee approved a substantial change in the form of awards that we grant. As discussed above, through December 31, 2004, stock option awards were the primary form of equity-based compensation. Beginning in 2005, annual stock option grants were replaced

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with either (i) grants of restricted stock units and performance share units or (ii) an enhanced cash compensation award. Stock option grants in connection with new hires and promotions were replaced with grants of restricted stock units.

Restricted stock units — During the year ended December 31, 2006, we granted approximately 755,000 restricted stock units. These restricted stock units provide the award recipients with dividend equivalents during the vesting period, but the units may not be voted or sold until time-based vesting restrictions have lapsed. The restricted stock units vest ratably over a four-year period, and unvested units are subject to forfeiture in the event of voluntary or for-cause termination. These restricted stock units are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and become immediately vested in the event of an employee’s death or disability.

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

A summary of our restricted stock units is presented in the table below (units in thousands):

	Years Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair		Fair		Fair
	Units	Value	Units	Value	Units	Value

Unvested, Beginning of year	767	$29.04	80	$29.60	—	N/A
Granted	755	$31.82	762	$28.97	80	$29.60
Vested(a)	(214)	$29.11	(7)	$28.97	—	N/A
Forfeited	(29)	$30.85	(68)	$28.97	—	N/A

Unvested, End of year	1,279	$30.63	767	$29.04	80	$29.60

(a)	The total fair market value of the shares issued upon the vesting of restricted stock units during the year ended December 31, 2006 was $7 million. This amount was not material in 2005.

Performance share units — During the year ended December 31, 2006, we granted approximately 724,000 performance share units. The performance share units are payable in shares of common stock based on the achievement of certain financial measures, after the end of a three-year performance period. Performance share units do not provide award recipients with either dividend equivalents or voting rights during the required performance period. These performance share units are payable to an employee (or his beneficiary) upon death or disability as if that employee had remained employed until the end of the performance period, subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and subject to forfeiture in the event of voluntary or for-cause termination.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our performance share units is presented in the table below (units in thousands):

	Years Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair		Fair		Fair
	Units	Value	Units	Value	Units	Value

Unvested, Beginning of year	693	$27.05	—	N/A	—	N/A
Granted	724	$31.93	760	$27.05	27	$29.21
Vested	—	N/A	—	N/A	(27)	$29.21
Forfeited	(26)	$30.80	(67)	$27.05	—	N/A

Unvested, End of year	1,391	$29.52	693	$27.05	—	N/A

For the year ended December 31, 2006, we recognized $21 million of compensation expense associated with restricted stock unit and performance share unit awards as a component of “Selling, general and administrative” expenses in our Consolidated Statement of Operations. Our “Provision for (benefit from) income taxes” for the year ended December 31, 2006 includes a related deferred income tax benefit of $8 million. We have not capitalized any equity-based compensation costs during the year ended December 31, 2006. As of December 31, 2006, we estimate that a total of approximately $48 million of currently unrecognized compensation expense will be recognized in future periods for unvested restricted stock unit and performance share unit awards issued and outstanding. This expense is expected to be recognized over a weighted average period of approximately 2.5 years.

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

A summary of our stock options is presented in the table below (shares in thousands):

	Years Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, Beginning of year	33,004	$28.06	41,971	$27.53	45,949	$26.14
Granted	88	$37.42	30	$29.17	8,985	$29.18
Exercised(a)	(10,820)	$24.47	(5,938)	$22.58	(9,576)	$20.08
Forfeited or expired	(493)	$43.47	(3,059)	$31.45	(3,387)	$34.06

Outstanding, End of year(b)	21,779	$29.52	33,004	$28.06	41,971	$27.53

Exercisable, End of year(b)	21,694	$29.49	33,004	$28.06	21,191	$29.45

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The aggregate intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $112 million, $41 million and $90 million, respectively.

(b)	Stock options exercisable as of December 31, 2006 have a weighted average remaining contractual term of 4.6 years and an aggregate intrinsic value of $196 million based on the market value of our common stock on December 31, 2006.

We received $270 million during the year ended December 31, 2006 from our employees’ stock option exercises. We also realized a tax benefit from these stock option exercises of $42 million. These amounts have been presented in the “Cash flows from financing activities” section of our December 31, 2006 Consolidated Statement of Cash Flows.

Exercisable stock options at December 31, 2006, were as follows (shares in thousands):

		Weighted Average	Weighted Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Years

$10.54-$20.00	3,634	$18.65	5.36
$20.01-$30.00	12,861	$26.97	5.65
$30.01-$40.00	1,692	$34.94	1.49
$40.01-$50.00	2,006	$43.21	0.72
$50.01-$56.44	1,501	$52.87	1.76

$10.54-$56.44	21,694	$29.49	4.55

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

16.	Earnings Per Share

The following table reconciles “Income before cumulative effect of change in accounting principle” as presented in the Consolidated Statements of Operations to diluted net income for the purposes of calculating “Diluted earnings per common share” (in millions). Diluted net income is equal to “Net income” as presented in the Consolidated Statements of Operations for all periods presented.

	Years Ended December 31,
	2006	2005	2004

Income before cumulative effect of change in accounting principle	$1,149	$1,182	$931
Cumulative effect of change in accounting principle, net of income taxes	—	—	8

Diluted net income	$1,149	$1,182	$939

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

	Years Ended December 31,
	2006	2005	2004

Number of common shares outstanding at year-end	533.7	552.3	570.2
Effect of using weighted average common shares outstanding	6.7	9.2	6.1

Weighted average basic common shares outstanding	540.4	561.5	576.3
Dilutive effect of equity-based compensation awards, warrants, and other contingently issuable shares	5.7	3.6	4.8

Weighted average diluted common shares outstanding	546.1	565.1	581.1

Potentially issuable shares	26.0	36.3	44.8
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	4.6	13.9	16.8

17.	Fair Value of Financial Instruments

We have determined the estimated fair value amounts of our financial instruments using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of December 31, 2006 and 2005. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

Long-term investments — Included as a component of “Other assets” in our Consolidated Balance Sheets at December 31, 2006 and December 31, 2005 is $72 million and $70 million, respectively, for the cost basis of restricted investments in equity-based mutual funds. At December 31, 2006 and December 31, 2005, our “Other assets” also included $22 million and $51 million, respectively, for the cost basis of restricted investments in U.S. government agency debt securities. Unrealized holding gains and losses on these instruments are recorded as either an increase or decrease to the asset balance and deferred as a component of “Accumulated other comprehensive income” in the equity section of our Consolidated Balance Sheets. The net unrealized holding gains on these instruments, net of taxes, were $10 million as of December 31, 2006 and $5 million as of December 31, 2005. Refer to Note 13.

Debt and interest rate derivatives — At December 31, 2006 and 2005, the carrying value of our debt was approximately $8.3 billion and $8.7 billion, respectively. The carrying value includes adjustments for both the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments of debt instruments that are currently hedged. See Note 7. For active hedge arrangements, the fair value of the derivative is included in other current assets, other long-term assets, accrued liabilities or other long-term liabilities, as appropriate. The estimated fair value of our debt was approximately $8.7 billion at December 31, 2006 and

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $9.2 billion at December 31, 2005. The estimated fair values of our senior notes and convertible subordinated notes are based on quoted market prices. The carrying value of remarketable debt approximates fair value due to the short-term nature of the attached interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar types of instruments.

18.	Business Combinations and Divestitures

Purchase Acquisitions

We continue to pursue the acquisition of businesses that are accretive to our solid waste operations. We have seen the greatest opportunities for realizing superior returns from tuck-in acquisitions, which are primarily the purchases of collection operations that enhance our existing route structures and are strategically located near our existing disposal operations. During the years ended December 31, 2006, 2005, and 2004 we completed several acquisitions for a cost, net of cash acquired, of $32 million, $142 million, and $130 million, respectively.

Divestitures

The approximate aggregate sales price for divestitures of operations was $184 million in 2006, $172 million in 2005 and $39 million in 2004. The proceeds from these sales were comprised substantially of cash. We recognized net gains on these divestitures of $44 million in 2006, $79 million in 2005 and $12 million in 2004.

Our 2006 divestitures have been made as part of our strategy to improve or divest certain under-performing and non-strategic operations. As of December 31, 2006, our current “Other assets” included $250 million of operations and properties held for sale. This balance is primarily attributable to our efforts to execute the strategy. As discussed in Note 3, held-for-sale assets are recorded at the lower of their carrying amount or their fair value less the estimated cost to sell. Our “(Income) expense from divestitures, asset impairments and unusual items” for the year ended December 31, 2006 also includes $18 million of charges associated with impairments required to record held-for-sale assets at their fair value. Additional information related to our divestiture activity is included in Note 12.

19.	Variable Interest Entities

We have financial interests in various variable interest entities. Following is a description of all interests that we consider significant. For purposes of applying FIN 46(R), we are considered the primary beneficiary of certain of these entities. Such entities have been consolidated into our financial statements as noted below.

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

Income, losses and cash flows are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, the earnings of LLC I will be allocated 20% to Hancock and 80% to us and the earnings of LLC II will be allocated 20% to Hancock and CIT and 80% to us. All capital allocations made through December 31, 2006 have been based on initial capital account balances as the target returns have not yet been achieved. We are required under certain circumstances to make capital contributions to the LLCs in the amount of the difference between the stipulated loss amounts and terminated values under the LLC agreements to the extent they are different from the underlying lease agreements. We believe that the likelihood of the occurrence of these circumstances is remote. Additionally, upon exercising certain renewal options under the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases, we will be required to make payments to the LLCs for the difference between fair market rents and the scheduled renewal rents.

As of December 31, 2006, our Consolidated Balance Sheet includes $366 million of net property and equipment associated with the LLCs’ waste-to-energy facilities, $43 million of debt associated with the financing of the facilities and $220 million in minority interest associated with Hancock and CIT’s interests in the LLCs.

Trusts for Closure, Post-Closure or Environmental Remediation Obligations — We have determined that we are the primary beneficiary of trust funds that were created to settle certain of our closure, post-closure or environmental remediation obligations. As the trust funds are expected to continue to meet the statutory requirements for which they were established, we do not believe that there is any material exposure to loss associated with the trusts. The consolidation of these variable interest entities has not materially affected our financial position or results of operations in 2006 or 2005.

Significant unconsolidated variable interest entities

Investments in Coal-Based Synthetic Fuel Production Facilities — As discussed in Note 8, we own an interest in two coal-based synthetic fuel production facilities. Along with the other equity investors, we support the operations of the entities in exchange for a pro-rata share of the tax credits generated by the facilities. Our obligation to support the facilities’ future operations is, therefore, limited to the tax benefit we expect to receive. We are not the primary beneficiary of either of these entities, and we do not believe that we have any material exposure to loss, as measured under the provisions of FIN 46(R), as a result of our investments. As such, we account for these investments under the equity method of accounting and do not consolidate the facilities. As of December 31, 2006, our Consolidated Balance Sheet includes $45 million of assets and $67 million of liabilities associated with our interests in the facilities.

Financial Interest in Surety Bonding Company — During the third quarter of 2003, we issued a letter of credit in the amount of $28.6 million to support the debt of a surety bonding company established by an unrelated third party to issue surety bonds to the waste industry and other industries. The letter of credit served as a guarantee of the entity’s debt obligations. In 2003, we determined that our guarantee created a significant variable interest in a variable interest entity, and that we were the primary beneficiary of the variable interest entity under the provisions of FIN 46(R). Accordingly, we began consolidating this variable interest entity into our financial statements in the third quarter of 2003.

During 2006, the debt of this entity was refinanced. As a result of the refinancing, our guarantee arrangement was also renegotiated, significantly reducing the value of our guarantee. We determined that the refinancing of the entity’s debt obligations and corresponding renegotiation of our guarantee represented significant changes in the entity that required reconsideration of the applicability of FIN 46(R). As a result of the reconsideration of our interest in this variable interest entity, we concluded that we are no longer the primary beneficiary of this entity. Accordingly, in April 2006, we deconsolidated the surety bonding company.

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

In the third quarter of 2005, we eliminated our Canadian Group, and the management of our Canadian operations was allocated among our Eastern, Midwest and Western Groups. The historical operating results of our

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canadian operations has been allocated to the Eastern, Midwest and Western Groups to provide financial information that consistently reflects our current approach to managing our operations.

Our third quarter 2005 reorganization, as discussed in Note 11, also resulted in the centralization of certain Group office functions. The administrative costs associated with these functions were included in the measurement of income from operations for our reportable segments through August 2005, when the integration of these functions with our existing centralized processes was complete. Beginning in September 2005, these administrative costs have been included in income from operations of “Corporate and other.” The reallocation of these costs has not significantly affected the operating results of our reportable segments for the periods presented.

Summarized financial information concerning our reportable segments for the respective years ended December 31 is shown in the following table (in millions):

				Income
	Gross	Intercompany	Net	from	Depreciation	Capital	Total
	Operating	Operating	Operating	Operations (e),	and	Expenditures	Assets (h),
	Revenues	Revenues(d)	Revenues	(f)	Amortization	(g)	(i)

2006
Eastern	$3,830	$(767)	$3,063	$417	$350	$307	$5,185
Midwest	3,112	(527)	2,585	484	297	314	4,098
Southern	3,759	(568)	3,191	804	302	302	3,156
Western	3,160	(426)	2,734	561	218	313	3,190
Wheelabrator	902	(71)	831	315	60	11	2,453
Recycling	766	(20)	746	16	28	23	466
Other(a)	283	(70)	213	(23)	1	44	617

	15,812	(2,449)	13,363	2,574	1,256	1,314	19,165
Corporate and other(b)	—	—	—	(545)	78	57	2,017

Total	$15,812	$(2,449)	$13,363	$2,029	$1,334	$1,371	$21,182

2005
Eastern	$3,809	$(805)	$3,004	$361	$353	$300	$5,208
Midwest	3,054	(526)	2,528	426	299	234	4,088
Southern	3,590	(556)	3,034	699	311	280	3,193
Western	3,079	(408)	2,671	471	215	224	3,180
Wheelabrator	879	(62)	817	305	54	7	2,524
Recycling	833	(29)	804	15	34	42	514
Other(a)	296	(80)	216	3	13	34	706

	15,540	(2,466)	13,074	2,280	1,279	1,121	19,413
Corporate and other(b),(c)	—	—	—	(570)	82	59	2,310

Total	$15,540	$(2,466)	$13,074	$1,710	$1,361	$1,180	$21,723

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Income
	Gross	Intercompany	Net	from	Depreciation	Capital	Total
	Operating	Operating	Operating	Operations (e),	and	Expenditures	Assets (h),
	Revenues	Revenues(d)	Revenues	(f)	Amortization	(g)	(i)

2004
Eastern	$3,744	$(796)	$2,948	$358	$360	$301	$5,203
Midwest	2,971	(543)	2,428	386	315	252	4,148
Southern	3,480	(531)	2,949	665	287	308	3,200
Western	2,884	(370)	2,514	415	200	257	3,121
Wheelabrator	835	(57)	778	283	57	5	2,578
Recycling	745	(23)	722	25	29	54	469
Other(a)	261	(84)	177	(12)	11	7	1,301

	14,920	(2,404)	12,516	2,120	1,259	1,184	20,020
Corporate and other(b)	—	—	—	(421)	77	74	1,855

Total	$14,920	$(2,404)	$12,516	$1,699	$1,336	$1,258	$21,875

(a)	Our “Other” revenues are generally from services provided throughout our operating Groups for on-site services, methane gas recovery, and certain third-party sub-contract and administration revenues managed by our Renewable Energy, National Accounts and Upstream organizations. “Other” operating results reflect the combined impact of (i) the services described above; (ii) non-operating entities that provide financial assurance and self-insurance support for the operating Groups or financing for our Canadian operations; and (iii) certain year-end adjustments recorded in consolidation related to the reportable segments that, due to timing, were not included in the measurement of segment profit or loss used to assess their performance for the periods disclosed.

(b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our six operating Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and other” also includes costs associated with our long-term incentive program and managing our international and non-solid waste divested operations, which primarily includes administrative expenses and the impact of revisions to our estimated obligations. As discussed above, in 2005 we centralized support functions that had been provided by our Group offices. Beginning in the third quarter of 2005, our “Corporate and other” operating results also include the costs associated with these support functions.

(c)	The significant increase in our Corporate expenses in 2005 as compared with 2004 was driven primarily by impairment charges of $68 million associated with capitalized software costs and $31 million of net charges associated with various legal and divestiture matters. These items are discussed further in Note 12. Also contributing to the increase in expenses during 2005 were (i) an increase in non-cash employee compensation costs associated with current year changes in equity-based compensation; (ii) increases in employee health care costs; (iii) salary and wage increases attributable to annual merit raises; (iv) increased sales and marketing costs attributed to a national advertising campaign and consulting fees related to our pricing initiatives; and (v) costs at Corporate associated with our 2005 restructuring charge and organizational changes, which were partially offset by associated savings at Corporate.

(d)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 3.

(f)	The operating results of our reportable segments generally reflect the impact the various lines of business and markets in which we operate can have on the Company’s consolidated operating results. The income from operations provided by our four geographic segments is generally indicative of the margins provided by our collection, landfill and transfer businesses, although these Groups do provide recycling and other services that can affect these trends. The operating margins provided by our Wheelabrator segment (waste-to-energy facilities and independent power production plants) have historically been higher than the margins provided by our base business generally due to the combined impact of long-term disposal and energy contracts and the disposal demands of the regions in which our facilities are concentrated. Income from operations provided by our Recycling segment generally reflects operating margins typical of the recycling industry, which tend to be significantly lower than those provided by our base business. From time to time the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events. Refer to Note 11 and Note 12 for an explanation of transactions and events affecting the operating results of our reportable segments.

(g)	Includes non-cash items.

(h)	The reconciliation of total assets reported above to “Total assets” in the Consolidated Balance Sheets is as follows (in millions):

	December 31,
	2006	2005	2004

Total assets, as reported above	$21,182	$21,723	$21,875
Elimination of intercompany investments and advances	(582)	(588)	(970)

Total assets, per Consolidated Balance Sheets	$20,600	$21,135	$20,905

(i)	Goodwill is included in total assets. Goodwill balances and activity related to our Canadian operations have been allocated to the Eastern, Midwest and Western Groups to provide information in a manner that consistently reflects our current approach to managing our operations. The reconciliation of changes in goodwill during 2005 and 2006 by reportable segment is as follows (in millions):

	Eastern	Midwest	Southern	Western	Wheelabrator	Recycling	Total

Balance, December 31, 2004	$1,643	$1,242	$561	$972	$788	$95	$5,301
Acquired goodwill	23	19	6	11	—	32	91
Divested goodwill, net of assets held-for-sale	(1)	(8)	—	(27)	—	—	(36)
Translation adjustments	2	3	—	3	—	—	8

Balance, December 31, 2005	$1,667	$1,256	$567	$959	$788	$127	$5,364
Acquired goodwill	8	5	3	1	—	—	17
Divested goodwill, net of assets held-for-sale	(50)	2	(2)	(27)	—	(11)	(88)
Translation adjustments	(1)	—	—	—	—	—	(1)

Balance, December 31, 2006	$1,624	$1,263	$568	$933	$788	$116	$5,292

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the total revenues by principal line of business (in millions):

	Years Ended December 31,
	2006	2005	2004

Collection	$8,837	$8,633	$8,318
Landfill	3,197	3,089	3,004
Transfer	1,802	1,756	1,680
Wheelabrator	902	879	835
Recycling and other(a)	1,074	1,183	1,083
Intercompany(b)	(2,449)	(2,466)	(2,404)

Operating revenues	$13,363	$13,074	$12,516

(a)	In addition to the revenue generated by our Recycling Group, we have included revenues generated within our four geographic operating Groups derived from recycling, methane gas operations, and Port-O-Let® services in the “recycling and other” line of business.

(b)	Intercompany revenues between lines of business are eliminated within the Consolidated Financial Statements included herein.

Net operating revenues relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	Years Ended December 31,
	2006	2005	2004

United States and Puerto Rico	$12,674	$12,430	$11,924
Canada	689	644	592

Total	$13,363	$13,074	$12,516

Property and equipment (net) relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	December 31,
	2006	2005	2004

United States and Puerto Rico	$10,163	$10,229	$10,481
Canada	1,016	992	995

Total	$11,179	$11,221	$11,476

21.	Quarterly Financial Data (Unaudited)

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when electrical demand is generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

The following table summarizes the unaudited quarterly results of operations for 2006 and 2005 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006
Operating revenues	$3,229	$3,410	$3,441	$3,283
Income from operations(a),(b)	435	565	557	472
Net income(c),(d),(e)	186	417	300	246
Income per common share:
Basic:
Net income(c),(d),(e)	0.34	0.77	0.56	0.46
Diluted:
Net income(c),(d),(e)	0.34	0.76	0.55	0.46
2005
Operating revenues	$3,038	$3,289	$3,375	$3,372
Income from operations(f),(g)	366	463	382	499
Net income(h)	150	527	215	290
Income per common share:
Basic:
Net income(h)	0.26	0.93	0.39	0.53
Diluted:
Net income(h)	0.26	0.92	0.38	0.52

(a)	In the first and second quarters of 2006, “(Income) expense from divestitures, asset impairments and unusual items” increased our income from operations by $2 million and $27 million, respectively. In the third and fourth quarters of 2006, our income from operations was unfavorably affected by net charges for “(Income) expense from divestitures, asset impairments and unusual items” of $19 million and $35 million, respectively. Information related to the nature of these adjustments is included in Note 12.

(b)	Our “Selling, general and administrative” expenses for the first and fourth quarters of 2006 include charges of $19 million and $1 million, respectively, for unrecorded obligations associated with unclaimed property. We also recognized $1 million of estimated associated interest obligations during the first quarter of 2006, which has been included in “Interest expense.” Refer to Note 10 for additional information.

(c)	When excluding the effect of interest income, the settlement of various federal and state tax audit matters during the first, second, third and fourth quarters of 2006 resulted in reductions in income tax expense of $6 million ($0.01 per diluted share), $128 million ($0.23 per diluted share), $7 million ($0.01 per diluted share) and $8 million ($0.01 per diluted share), respectively. During 2006, our net income also increased due to interest income related to these settlements.

(d)	During the second quarter of 2006, both the Canadian federal government and several provinces enacted tax rate reductions. SFAS No. 109, Accounting for Income Taxes, requires that deferred tax balances be revalued to reflect these tax rate changes. The revaluation resulted in a $20 million tax benefit for the second quarter of 2006.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	As discussed in Note 8, the Company qualifies for Section 45K tax credits as a result of methane gas projects at its landfills and its investments in two coal-based synthetic fuel production facilities. The credits are phased-out if the price of crude oil exceeds an annual average price threshold as determined by the U.S. Internal Revenue Service. On a quarterly basis, we develop our estimate of the phase-out of credits using market information for crude oil prices. The impact of any revision in our estimates is reflected in both “Equity in net losses of unconsolidated entities” and “Provision for (benefit from) income taxes” for the quarter.

(f)	‘‘(Income) expense from divestitures, asset impairments and unusual items” significantly affected our income from operations in each quarter of 2005. In the first and second quarters of 2005, “(Income) expense from divestitures, asset impairments and unusual items” increased our income from operations by $23 million and $6 million, respectively. In the third and fourth quarters of 2005, our income from operations was unfavorably affected by net charges for “(Income) expense from divestitures, asset impairments and unusual items” of $86 million and $11 million, respectively. Information related to the nature of these adjustments is included in Note 12.

(g)	Our income from operations for the third and fourth quarters of 2005 includes pre-tax charges of $27 million and $1 million, respectively, associated with our 2005 restructuring. These charges were primarily related to employee severance and benefit costs. Refer to Note 11 for additional information regarding the reorganization and simplification of our organizational structure.

(h)	The settlement of several tax audits during 2005 resulted in significant reductions in income tax expense. Tax audit settlements reduced our income tax expense by $2 million during the first quarter, $345 million, or $0.61 per diluted share, during the second quarter, $28 million, or $0.05 per diluted share, during the third quarter and $23 million, or $0.04 per diluted share, during the fourth quarter. Refer to Note 8 for additional information.

Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each quarter and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Condensed Consolidating Financial Statements

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

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2006

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$675	$—	$—	$(61)	$614
Other current assets	184	—	2,384	—	2,568

	859	—	2,384	(61)	3,182
Property and equipment, net	—	—	11,179	—	11,179
Investments and advances to affiliates	9,692	9,282	—	(18,974)	—
Other assets	28	11	6,200	—	6,239

Total assets	$10,579	$9,293	$19,763	$(19,035)	$20,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$351	$—	$471	$—	$822
Accounts payable and other current liabilities	88	22	2,397	(61)	2,446

	439	22	2,868	(61)	3,268
Long-term debt, less current portion	3,810	887	2,798	—	7,495
Due to affiliates	—	—	1,404	(1,404)	—
Other liabilities	108	7	3,225	—	3,340

Total liabilities	4,357	916	10,295	(1,465)	14,103
Minority interest in subsidiaries and variable interest entities	—	—	275	—	275
Stockholders’ equity	6,222	8,377	9,193	(17,570)	6,222

Total liabilities and stockholders’ equity	$10,579	$9,293	$19,763	$(19,035)	$20,600

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS — (Continued)

December 31, 2005

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$698	$—	$—	$(32)	$666
Other current assets	300	—	2,485	—	2,785

	998	—	2,485	(32)	3,451
Property and equipment, net	—	—	11,221	—	11,221
Investments in and advances to affiliates	9,599	8,262	—	(17,861)	—
Other assets	34	11	6,418	—	6,463

Total assets	$10,631	$8,273	$20,124	$(17,893)	$21,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$303	$219	$—	$522
Accounts payable and other current liabilities	202	26	2,539	(32)	2,735

	202	329	2,758	(32)	3,257
Long-term debt, less current portion	4,183	890	3,092	—	8,165
Due to affiliates	—	—	3,006	(3,006)	—
Other liabilities	125	8	3,178	—	3,311

Total liabilities	4,510	1,227	12,034	(3,038)	14,733
Minority interest in subsidiaries and variable interest entities	—	—	281	—	281
Stockholders’ equity	6,121	7,046	7,809	(14,855)	6,121

Total liabilities and stockholders’ equity	$10,631	$8,273	$20,124	$(17,893)	$21,135

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2006
Operating revenues	$—	$—	$13,363	$—	$13,363
Costs and expenses	—	—	11,334	—	11,334

Income from operations	—	—	2,029	—	2,029

Other income (expense):
Interest income (expense)	(287)	(79)	(110)	—	(476)
Equity in subsidiaries, net of taxes	1,331	1,381	—	(2,712)	—
Minority interest	—	—	(44)	—	(44)
Equity in net losses of unconsolidated entities and other, net	—	—	(35)	—	(35)

	1,044	1,302	(189)	(2,712)	(555)

Income before income taxes	1,044	1,302	1,840	(2,712)	1,474
Provision for (benefit from) income taxes	(105)	(29)	459	—	325

Net income	$1,149	$1,331	$1,381	$(2,712)	$1,149

Year Ended December 31, 2005
Operating revenues	$—	$—	$13,074	$—	$13,074
Costs and expenses	—	—	11,364	—	11,364

Income from operations	—	—	1,710	—	1,710

Other income (expense):
Interest income (expense)	(272)	(84)	(109)	—	(465)
Equity in subsidiaries, net of taxes	1,355	1,408	—	(2,763)	—
Minority interest	—	—	(48)	—	(48)
Equity in net losses of unconsolidated entities and other, net	—	—	(105)	—	(105)

	1,083	1,324	(262)	(2,763)	(618)

Income before income taxes	1,083	1,324	1,448	(2,763)	1,092
Provision for (benefit from) income taxes	(99)	(31)	40	—	(90)

Net income	$1,182	$1,355	$1,408	$(2,763)	$1,182

Year Ended December 31, 2004
Operating revenues	$—	$—	$12,516	$—	$12,516
Costs and expenses	—	—	10,817	—	10,817

Income from operations	—	—	1,699	—	1,699

Other income (expense):
Interest income (expense)	(254)	(92)	(39)	—	(385)
Equity in subsidiaries, net of taxes	1,100	1,158	—	(2,258)	—
Minority interest	—	—	(36)	—	(36)
Equity in net losses of unconsolidated entities and other, net	—	—	(100)	—	(100)

	846	1,066	(175)	(2,258)	(521)

Income before income taxes and cumulative effect of change in accounting principle	846	1,066	1,524	(2,258)	1,178
Provision for (benefit from) income taxes	(93)	(34)	374	—	247

Income before cumulative effect of change in accounting principle	939	1,100	1,150	(2,258)	931
Cumulative effect of change in accounting principle, net of taxes	—	—	8	—	8

Net income	$939	$1,100	$1,158	$(2,258)	$939

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

			Non-
		WM	Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2006
Cash flows from operating activities:
Net income	$1,149	$1,331	$1,381	$(2,712)	$1,149
Equity in earnings of subsidiaries, net of taxes	(1,331)	(1,381)	—	2,712	—
Other adjustments and changes	(52)	(9)	1,452	—	1,391

Net cash provided by (used in) operating activities	(234)	(59)	2,833	—	2,540

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(32)	—	(32)
Capital expenditures	—	—	(1,329)	—	(1,329)
Proceeds from divestitures of businesses (net of cash divested) and sales of other assets	—	—	240	—	240
Purchases of short-term investments	(3,001)	—	—	—	(3,001)
Proceeds from sales of short-term investments	3,117	—	6	—	3,123
Net receipts from restricted trust and escrow accounts and other, net	—	—	211	—	211

Net cash used in investing activities	116	—	(904)	—	(788)

Cash flows from financing activities:
New borrowings	—	—	432	—	432
Debt repayments	—	(300)	(632)	—	(932)
Common stock repurchases	(1,072)	—	—	—	(1,072)
Cash dividends	(476)	—	—	—	(476)
Exercise of common stock options and warrants	295	—	—	—	295
Minority interest distributions paid and other	44	—	(94)	—	(50)
(Increase) decrease in intercompany and investments, net	1,304	359	(1,634)	(29)	—

Net cash provided by (used in) financing activities	95	59	(1,928)	(29)	(1,803)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)

Decrease in cash and cash equivalents	(23)	—	—	(29)	(52)
Cash and cash equivalents at beginning of period	698	—	—	(32)	666

Cash and cash equivalents at end of period	$675	$—	$—	$(61)	$614

Year Ended December 31, 2005
Cash flows from operating activities:
Net income	$1,182	$1,355	$1,408	$(2,763)	$1,182
Equity in earnings of subsidiaries, net of taxes	(1,355)	(1,408)	—	2,763	—
Other adjustments and changes	(17)	(8)	1,234	—	1,209

Net cash provided by (used in) operating activities	(190)	(61)	2,642	—	2,391

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(142)	—	(142)
Capital expenditures	—	—	(1,180)	—	(1,180)
Proceeds from divestitures of businesses (net of cash divested) and sales of other assets	—	—	194	—	194
Purchases of short-term investments	(1,017)	—	(62)	—	(1,079)
Proceeds from sales of short-term investments	737	—	47	—	784
Net receipts from restricted trust and escrow accounts and other, net	—	—	361	—	361

Net cash used in investing activities	(280)	—	(782)	—	(1,062)

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Non-
		WM	Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from financing activities:
New borrowings	—	—	365	—	365
Debt repayments	—	(138)	(238)	—	(376)
Common stock repurchases	(706)	—	—	—	(706)
Cash dividends	(449)	—	—	—	(449)
Exercise of common stock options and warrants	129	—	—	—	129
Minority interest distributions paid and other	—	—	(53)	—	(53)
(Increase) decrease in intercompany and investments, net	1,837	199	(2,004)	(32)	—

Net cash provided by (used in) financing activities	811	61	(1,930)	(32)	(1,090)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Increase (decrease) in cash and cash equivalents	341	—	(67)	(32)	242
Cash and cash equivalents at beginning of period	357	—	67	—	424

Cash and cash equivalents at end of period	$698	$—	$—	$(32)	$666

Year Ended December 31, 2004
Cash flows from operating activities:
Net income	$939	$1,100	$1,158	$(2,258)	$939
Equity in earnings of subsidiaries, net of taxes	(1,100)	(1,158)	—	2,258	—
Other adjustments and changes	(27)	(8)	1,314	—	1,279

Net cash provided by (used in) operating activities	(188)	(66)	2,472	—	2,218

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(130)	—	(130)
Capital expenditures	—	—	(1,258)	—	(1,258)
Proceeds from divestitures of businesses (net of cash divested) and sales of other assets	—	—	96	—	96
Purchases of short-term investments	(1,310)	—	(38)	—	(1,348)
Proceeds from sales of short-term investments	1,291	—	28	—	1,319
Net receipts from restricted trust and escrow accounts and other, net	—	5	434	—	439

Net cash provided by (used in) investing activities	(19)	5	(868)	—	(882)

Cash flows from financing activities:
New borrowings	346	—	69	—	415
Debt repayments	(518)	(150)	(133)	—	(801)
Common stock repurchases	(496)	—	—	—	(496)
Cash dividends	(432)	—	—	—	(432)
Exercise of common stock options and warrants	193	—	—	—	193
Minority interest distributions paid and other	(7)	—	(2)	—	(9)
(Increase) decrease in intercompany and investments, net	1,254	211	(1,472)	7	—

Net cash provided by (used in) financing activities	340	61	(1,538)	7	(1,130)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase in cash and cash equivalents	133	—	67	7	207
Cash and cash equivalents at beginning of period	224	—	—	(7)	217

Cash and cash equivalents at end of period	$357	$—	$67	$—	$424

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	New Accounting Pronouncements (Unaudited)

FIN 48 — Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, de-recognition and measurement of uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our Consolidated Financial Statements.

SFAS No. 157 — Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. We are currently in the process of assessing the provisions of SFAS No. 157 and determining how this framework for measuring fair value will affect our current accounting policies and procedures and our financial statements. We have not determined whether the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

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

Internal Controls Over Financial Reporting

Management’s report on our internal control over financial reporting can be found in Item 8 of this report. The Independent Registered Public Accounting Firm’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting can also be found in Item 8, Financial Statements and Supplementary Data, of this report.

Item 9B.	Other Information.

At the meeting of the Management Development and Compensation Committee of the Board of Directors on December 14, 2006, the Compensation Committee set the fiscal 2007 performance criteria for our executive officers for annual bonuses paid under our annual incentive plan. Pursuant to the criteria approved by the Committee, the executives’ target bonuses are based entirely on financial measures, although the Committee may exercise its discretion to increase or decrease an executives’ potential bonus by up to 25% based on personal performance. Additionally, the annual incentive plan provides that in no event will any award made under the plan exceed 0.5% of the Company’s pre-tax income from operations. Each of the executives is party to an employment agreement with the Company that sets forth such executive’s target incentive bonus, which ranges from 50% to 115% of the executives’ annual base salary. Further, the agreements provide that the executives’ actual bonuses may range from zero to two times the target bonus, depending on the achievement of the goals set forth under the annual incentive plan.

The 2007 criteria set by the Committee consists of financial measures divided equally between an earnings per share measure, calculated for the Company applicable to all executives, and a cash flow target. For purposes of the performance criteria, “cash flow” is calculated as earnings before interest, taxes, depreciation and amortization less capital expenditures. The cash flow targets are Company based for corporate executives and calculated for each individual Group for the Group executives. The Committee may, in its discretion, adjust actual results by eliminating charges for restructuring, extraordinary, unusual or non-recurring items, discontinued operations and cumulative effect of changes in accounting principles or changes in tax laws in determining whether the criteria have been met.

Also on December 14, 2006, the Committee determined to make changes to the awards issued as part of its long-term incentive program. Beginning in 2007, rather than granting an equal number of restricted stock unit awards and performance share unit awards to executives, the total value of the awards will be allocated 25% for restricted stock units and 75% performance share units. Additionally, rather than ratable vesting over a four-year period, 100% of the restricted stock units will vest at the end of a three-year service period.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference to “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting” in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, to be held May 4, 2007.

We have adopted a code of ethics that applies to our CEO, CFO and Chief Accounting Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Conduct,” is posted on our website at http://www.wm.com under the caption “Ethics and Diversity.”

Item 11.	Executive Compensation.

The information required by this Item is set forth under the caption “Executive Compensation” in the 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Table

The following table provides information as of December 31, 2006 about the number of shares to be issued upon vesting or exercise of equity awards and the number of shares remaining available for issuance under our equity compensation plans.

	Number of Securities				Number of Securities
	to be Issued		Weighted-Average		Remaining Available
	Upon Exercise of		Exercise Price of		for Future Issuance
	Outstanding Options,		Outstanding Options,		Under Equity
Plan Category(a)	Warrants and Rights		Warrants and Rights		Compensation Plans

Equity compensation plans approved by security holders(b)	21,492,730	(c)	$28.36	(d)	24,732,022	(e)
Equity compensation plans not approved by security holders(f)	518,125		$22.06	(g)	515,953	(h)

Total	22,010,855		$28.21		25,247,975

(a)	In prior years, we acquired several companies that had options outstanding at the time of acquisition. We assumed the outstanding options of the acquired companies, and converted them into the right to purchase shares of our Common Stock. We have excluded from the table above 2,574,421 shares to be issued upon exercise of these assumed options, at a weighted-average exercise price of $39.30, that were originally granted by acquired companies.

(b)	Plans approved by stockholders include our Employee Stock Purchase Plan, 1993 Stock Incentive Plan, 2000 Stock Incentive Plan, 1996 Non-Employee Director’s Plan and 2004 Stock Incentive Plan.

(c)	Includes 1,391,075 shares payable under performance share units assuming Company performance at the target levels. Up to two times this amount may be issued for performance share units if the Company exceeds the target performance criteria. Also includes 1,343,505 shares issuable upon vesting of restricted stock units and restricted stock awards. Excludes purchase rights that accrue under our Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, eligible employees may purchase shares of our common stock through payroll contributions during two separate six-month purchase periods running from January through June and July through December. The shares are purchased on the last day of the purchase period at a price equal to 85% of the lesser of the closing price on that day or the first day of the period. Purchase rights under the ESPP are considered equity compensation for accounting purposes; however, the number of shares to be purchased is indeterminable by us as employee contributions may be terminated before the end of the purchase period and, due to the look-back pricing feature, the purchase price and corresponding number of shares to be purchased is unknown.

(d)	Excludes performance share units, restricted stock units and restricted stock awards, as none of those awards has an exercise right associated with it. Also excludes purchase rights under the ESPP, as the purchase price is based on a look-back pricing feature of the market price of our common stock on a future date.

(e)	As noted in footnote (c), performance share units may be paid out at two times target. We have excluded the maximum possible payout of 2,782,150 shares from the shares remaining available for future issuance. The shares remaining available include 22,710,926 shares under our 2004 Stock Incentive Plan and 2,021,096 shares under our ESPP. No additional shares may be issued under the 1993 Stock Incentive Plan, as that plan expired in May 2003. Additionally, upon approval by stockholders of the 2004 Stock Incentive Plan, all shares available under the 2000 Stock Incentive Plan and the 1996 Non-Employee Director’s Plan became available for issuance under the 2004 Stock Incentive Plan.

(f)	Includes our 2000 Broad-Based Employee Plan and 2003 Directors’ Deferred Compensation Plan. No options under the Broad-Based Employee Plan are held by, or may be issued to, any of our directors or executive officers. The Broad-Based Employee Plan allows for the granting of stock options, appreciation rights and stock bonuses to employees on such terms and conditions as the Compensation Committee may decide; provided, that the exercise price of options may not be less than 100% of the fair market value of the stock on the date of grant, and all options expire no later than ten years from the date of grant. The 2003 Directors’ Deferred Compensation Plan provides for a portion of the directors’ compensation to be paid in shares of common stock in lieu of cash and also allows the directors to elect to defer the remaining portion of their compensation by receiving shares in lieu of cash. The number of shares issuable to the directors is valued as of the date the directors would otherwise receive cash compensation, based on the fair market value of the common stock as of such day, and is issued following the termination of a director’s service on the board.

(g)	The rights issued under the 2003 Directors’ Deferred Compensation Plan have no exercise price associated with them and therefore those awards have been excluded.

(h)	Includes 112,114 shares remaining available for issuance under the 2000 Broad-Based Employee Plan and 403,839 shares remaining available for issuance under the 2003 Directors’ Deferred Compensation Plan.

The other information required by this Item is incorporated by reference to “Director Nominee and Officer Stock Ownership” in the 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item is set forth under the caption “Related Party Transactions” in the 2007 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is set forth under the caption “Independent Registered Public Accounting Firm Fee Information” in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(b) Exhibits:

The exhibit list required by this Item is incorporated by reference to the Exhibit Index filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste Management, Inc.

By:	/s/ David P. Steiner
David P. Steiner
Chief Executive Officer and Director

Date: February 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David P. Steiner David P. Steiner	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2007

/s/ Robert G. Simpson Robert G. Simpson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2007

/s/ Greg A. Robertson Greg A. Robertson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 15, 2007

/s/ Pastora San Juan Cafferty Pastora San Juan Cafferty	Director	February 15, 2007

/s/ Frank M. Clark Frank M. Clark	Director	February 15, 2007

/s/ Patrick W. Gross Patrick W. Gross	Director	February 15, 2007

/s/ Thomas I. Morgan Thomas I. Morgan	Director	February 15, 2007

/s/ John C. Pope John C. Pope	Chairman of the Board and Director	February 15, 2007

/s/ W. Robert Reum W. Robert Reum	Director	February 15, 2007

/s/ Steven G. Rothmeier Steven G. Rothmeier	Director	February 15, 2007

/s/ Thomas H. Weidemeyer Thomas H. Weidemeyer	Director	February 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the consolidated financial statements of Waste Management, Inc. (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 14, 2007 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas
February 14, 2007

WASTE MANAGEMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

			Accounts
	Balance	Charged	WritTen		Balance
	Beginning of	(Credited) to	Off/Use of		End of
	Year	Income	Reserve	Other(A)	Year

2004 — Reserves for doubtful accounts(B)	$75	$48	$(61)	$—	$62
2005 — Reserves for doubtful accounts(B)	$62	$50	$(51)	$1	$62
2006 — Reserves for doubtful accounts(B)	$62	$42	$(52)	$(1)	$51

2004 — Merger and restructuring accruals(C)	$11	$(1)	$(9)	$—	$1
2005 — Merger and restructuring accruals(C)	$1	$28	$(21)	$—	$8
2006 — Merger and restructuring accruals(C)	$8	$—	$(7)	$—	$1

(A)	Reserves for doubtful accounts related to purchase business combinations, reserves associated with dispositions of businesses, reserves reclassified to operations held for sale, and reclasses among reserve accounts.

(B)	Includes reserves for doubtful accounts receivable and notes receivable.

(C)	Included in accrued liabilities in our Consolidated Balance Sheets. These accruals represent employee severance and benefit costs and transitional costs.

INDEX TO EXHIBITS

Exhibit No.*			Description

3.1		—	Second Amended and Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2002].
3.2		—	Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 10, 2006].
4.1		—	Specimen Stock Certificate [Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2		—	Indenture for Subordinated Debt Securities dated February 1, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].
4.3		—	Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].
10.1		—	2004 Stock Incentive Plan [Incorporated by reference to Appendix C-1 to the Proxy Statement for the 2004 Annual Meeting of Stockholders].
10.2		—	2005 Annual Incentive Plan [Incorporated by reference to Appendix D-1 to the Proxy Statement for the 2004 Annual Meeting of Stockholders].
10.3		—	1997 Employee Stock Purchase Plan [Incorporated by reference to Appendix C-1 to the Proxy Statement for the 2006 Annual Meeting of Stockholders].
10	.4*	—	Waste Management, Inc. 409A Deferral Savings Plan.
10.5		—	$2.4 Billion Revolving Credit Agreement by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto and Citibank, N.A. as Administrative Agent, JP Morgan Chase Bank, N.A. and Bank of America, N.A., as Syndication Agents and Barclays Bank PLC and Deutsche Bank Securities Inc. as Documentation Agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Bookrunners dated August 17, 2006. [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006].
10.6		—	Ten-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003].
10.7		—	Five-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2003].
10.8		—	Seven-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003].
10.9		—	Reimbursement Agreement between the Company and Oakmont Asset Trust, dated as of December 22, 2003. [Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2003].
10	.10*	—	2007 Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan.
10	.11*	—	2007 Form of Performance Share Unit Award Agreement under the 2004 Stock Incentive Plan.
10.12		—	2003 Waste Management, Inc. Directors Deferred Compensation Plan [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2003].
10.13		—	Employment Agreement between the Company and Cherie C. Rice dated August 26, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated August 26, 2005].
10.14		—	Employment Agreement between the Company and Greg A. Robertson dated August 1, 2003 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004].

Exhibit No.*			Description

10.15		—	Employment Agreement between the Company and Lawrence O’Donnell III dated January 21, 2000 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000].
10.16		—	Employment Agreement between the Company and Lynn M. Caddell dated March 12, 2004 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004].
10.17		—	Employment Agreement between the Company and Duane C. Woods dated October 20, 2004 [Incorporated by reference to Form 8-K dated October 20, 2004].
10.18		—	Employment Agreement between the Company and David R. Hopkins dated March 30, 2000 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000].
10.19		—	Employment Agreement between the Company and David Steiner dated as of May 6, 2002 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002].
10.20		—	Employment Agreement between the Company and James E. Trevathan dated as of June 1, 2000. [Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2000].
10.21		—	Employment Agreement between Recycle America Alliance, LLC and Patrick DeRueda dated as of August 4, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated August 8, 2005].
10.22		—	Employment Agreement between the Company and Robert G. Simpson dated as of October 20, 2004 [Incorporated by reference to Form 8-K dated October 20, 2004].
10.23		—	Employment Agreement between the Company and Barry H. Caldwell dated as of September 23, 2002 [Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].
10.24		—	Employment Agreement between the Company and David Aardsma dated June 16, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated June 22, 2005].
10.25		—	Employment Agreement between the Company and Rick L Wittenbraker dated as of November 10, 2003 [Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2003].
10.26		—	Employment Agreement between Wheelabrator Technologies Inc. and Mark A. Weidman dated May 11, 2006. [Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 11, 2006].
10.27		—	Employment Agreement between the Company and Jeff Harris dated December 1, 2006. [Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 1, 2006].
10.28		—	Employment Agreement between the Company and Michael Jay Romans dated January 25, 2007. [Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 25, 2007].
10.29		—	CDN $410,000,000 Credit Facility Credit Agreement by and between Waste Management of Canada Corporation (as Borrower), Waste Management, Inc. and Waste Management Holdings, Inc. (as Guarantors), BNP Paribas Securities Corp. and Scotia Capital (as Lead Arrangers and Book Runners) and Bank of Nova Scotia (as Administrative Agent) and the Lenders from time to time party to the Agreement dated as of November 30, 2005. [Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2005].
12	.1*	—	Computation of Ratio of Earnings to Fixed Charges.
21	.1*	—	Subsidiaries of the Registrant.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
31	.1*	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31	.2*	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32	.1*	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32	.2*	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.

*	Filed herewith.