Form 10-Q
period 2007-03-31
WASTE MANAGEMENT INC
filed 2007-04-27
CIK 823768

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-12154

Waste Management, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-1309529 (I.R.S. Employer Identification No.)

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 25, 2007 was 517,429,902 (excluding treasury shares of 112,852,559).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$471	$614
Accounts receivable, net of allowance for doubtful accounts of $48 and $51, respectively	1,606	1,650
Other receivables	166	208
Parts and supplies	101	101
Deferred income taxes	84	82
Other assets	344	527

Total current assets	2,772	3,182
Property and equipment, net of accumulated depreciation and amortization of $12,175 and $11,993, respectively	11,063	11,179
Goodwill	5,296	5,292
Other intangible assets, net	117	121
Other assets	795	826

Total assets	$20,043	$20,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$551	$693
Accrued liabilities	1,225	1,298
Deferred revenues	442	455
Current portion of long-term debt	759	822

Total current liabilities	2,977	3,268
Long-term debt, less current portion	7,464	7,495
Deferred income taxes	1,364	1,365
Landfill and environmental remediation liabilities	1,267	1,234
Other liabilities	909	741

Total liabilities	13,981	14,103

Minority interest in subsidiaries and variable interest entities	282	275

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,511	4,513
Retained earnings	4,421	4,410
Accumulated other comprehensive income	133	129
Treasury stock at cost, 109,380,141 and 96,598,567 shares, respectively	(3,291)	(2,836)

Total stockholders’ equity	5,780	6,222

Total liabilities and stockholders’ equity	$20,043	$20,600

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Operating revenues	$3,188	$3,229

Costs and expenses:
Operating	2,034	2,100
Selling, general and administrative	353	368
Depreciation and amortization	310	328
Restructuring	9	—
(Income) expense from divestitures, asset impairments and unusual items	1	(2)

	2,707	2,794

Income from operations	481	435

Other income (expense):
Interest expense	(135)	(136)
Interest income	18	9
Equity in net losses of unconsolidated entities	(24)	(8)
Minority interest	(10)	(12)
Other, net	1	1

	(150)	(146)

Income before income taxes	331	289
Provision for income taxes	109	103

Net income	$222	$186

Basic earnings per common share	$0.42	$0.34

Diluted earnings per common share	$0.42	$0.34

Cash dividends declared per common share (1st quarter 2006 dividend of $0.22 per share declared in December 2005, paid in March 2006)	$0.24	$—

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income	$222	$186
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	8	13
Depreciation and amortization	310	328
Deferred income tax provision	3	6
Minority interest	10	12
Equity in net losses of unconsolidated entities, net of distributions	7	10
Net gain on disposal of assets	(9)	(6)
Effect of (income) expense from divestitures, asset impairments and unusual items	1	(2)
Excess tax benefits associated with equity-based transactions	(7)	(18)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	51	99
Other current assets	(35)	(20)
Other assets	13	(2)
Accounts payable and accrued liabilities	(32)	(11)
Deferred revenues and other liabilities	(4)	28

Net cash provided by operating activities	538	623

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(2)	(8)
Capital expenditures	(272)	(231)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	69	18
Purchases of short-term investments	(525)	(784)
Proceeds from sales of short-term investments	663	556
Net receipts from restricted trust and escrow accounts	34	47
Other	(3)	(11)

Net cash used in investing activities	(36)	(413)

Cash flows from financing activities:
New borrowings	134	51
Debt repayments	(242)	(87)
Common stock repurchases	(487)	(375)
Cash dividends	(126)	(121)
Exercise of common stock options and warrants	34	125
Excess tax benefits associated with equity-based transactions	7	18
Minority interest distributions paid	(3)	(3)
Other	38	(29)

Net cash used in financing activities	(645)	(421)

Effect of exchange rate changes on cash and cash equivalents	—	(1)

Decrease in cash and cash equivalents	(143)	(212)
Cash and cash equivalents at beginning of period	614	666

Cash and cash equivalents at end of period	$471	$454

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated	Restricted
			Additional		Other	Stock
	Common Stock		Paid-In	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Shares	Amount

Balance, December 31, 2005	630,282	$6	$4,486	$3,615	$126	$(2)	(78,029)	$(2,110)
Net income	—	—	—	1,149	—	—	—	—
Cash dividends declared	—	—	—	(355)	—	—	—	—
Cash dividends adjustment	—	—	—	1	—	—	—	—
Equity-based compensation transactions, net of taxes	—	—	24	—	—	2	11,483	321
Common stock repurchases	—	—	—	—	—	—	(30,965)	(1,073)
Unrealized losses resulting from changes in fair values of derivative instruments, net of taxes of $7	—	—	—	—	(11)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $3	—	—	—	—	5	—	—	—
Unrealized gains on marketable securities, net of taxes of $3	—	—	—	—	5	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	3	—	—	—
Underfunded post-retirement benefit to obligations, net of taxes of $3	—	—	—	—	1	—	—	—
Other	—	—	3	—	—	—	912	26

Balance, December 31, 2006	630,282	$6	$4,513	$4,410	$129	$—	(96,599)	$(2,836)
Net income	—	—	—	222	—	—	—	—
Cash dividends declared	—	—	—	(126)	—	—	—	—
Equity-based compensation transactions, net of taxes	—	—	(1)	—	—	—	1,630	48
Common stock repurchases	—	—	—	—	—	—	(14,670)	(511)
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $3	—	—	—	—	(4)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $2	—	—	—	—	3	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	5	—	—	—
Cumulative effect of change in accounting principle	—	—	—	(85)	—	—	—	—
Other	—	—	(1)	—	—	—	259	8

Balance, March 31, 2007	630,282	$6	$4,511	$4,421	$133	$—	(109,380)	$(3,291)

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

The Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Accounting Change — Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. In addition, the interpretation provides guidance on the de-recognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties.

As a result of the implementation of FIN 48, on January 1, 2007, we recognized, as a cumulative effect of change in accounting principle, a $121 million increase in our liability for unrecognized tax benefits, a $36 million increase in our deferred tax assets and an $85 million reduction to our beginning retained earnings. These impacts are predominantly due to our application of FIN 48 to tax positions for which the Company had concluded audits

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the relevant taxing authority, but the statutes of limitations have not expired. Accordingly, our historical results of operations have included reductions to our provision for income taxes associated with the resolution of tax audit matters for which we have now re-established liabilities by adjusting our retained earnings. The statutes of limitations for these matters generally expire before the end of 2007, at which time we will be required to de-recognize the associated liabilities and deferred tax assets and record a reduction to our provision for income taxes in our Statement of Operations. In addition, during the first quarter of 2007, we reached a tax audit settlement, which in accordance with the provisions of FIN 48 will not be recognized in our Condensed Consolidated Statement of Operations until the applicable statutes of limitations expire in 2008 and 2009. Had we not been required to adopt FIN 48, the tax benefit associated with this settlement would have been reflected as a reduction to our “Provision for income taxes,” increasing our “Net income” for the three months ended March 31, 2007 by $16 million, or $0.03 per diluted share.

The Company has reviewed Proposed FASB Staff Position No. FIN 48-a, Definition of Settlement in FASB Interpretation No. 48, and determined that the issuance of a final FASB Staff Position (“FSP”) without significant changes from the current draft would materially change the impact of our implementation of FIN 48. Existing transition guidance from the FASB indicates that a final FSP would be effective January 1, 2007. If the FSP is ultimately issued as proposed, applying the FSP as of January 1, 2007 would result in an increase in our January 1, 2007 retained earnings of less than $5 million rather than the $85 million reduction to our beginning retained earnings recognized upon our initial implementation of FIN 48. In addition, we expect that we would be required to adjust our results of operations for the three months ended March 31, 2007 to reflect the impact of the tax audit settlement reached during the current quarter, which was summarized above. We are currently evaluating the impact of these revisions on our 2007 financial reporting processes and expect that we will either file an amended Form 10-Q for the three months ended March 31, 2007 or restate our results of operations for the three months ended March 31, 2007 in future periodic filings should the application of the FSP become effective.

Refer to Note 5 for additional information about our unrecognized tax benefits.

Reclassification of Cash Flow Information — Our 2006 Consolidated Statement of Cash Flows, as reported in the 2006 Annual Report on Form 10-K, included the effect of a change in classification of cash flows to properly exclude accrued capital spending from our reported capital expenditures and changes in accounts payable and accrued liabilities. Because this change was incorporated into our cash flow reporting processes for the first time in the fourth quarter of 2006, we will make reclassifications to our 2006 Condensed Consolidated Statements of Cash Flows to be included within our 2007 Quarterly Reports on Form 10-Q to conform with our current approach.

Reclassification of Segment Information — In the first quarter of 2007, we realigned our Eastern, Midwest and Western Group organizations to facilitate improved business execution. We moved certain market areas in the Eastern and Midwest Groups to the Midwest and Western Groups, respectively. We have reflected the impact of this realignment for all periods presented to provide financial information that consistently reflects our current approach to managing our operations. Refer to Note 11.

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2007			December 31, 2006
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$111	$42	$153	$111	$44	$155
Long-term	1,036	231	1,267	1,010	224	1,234

	$1,147	$273	$1,420	$1,121	$268	$1,389

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2006 and the three months ended March 31, 2007 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2005	$1,052	$289
Obligations incurred and capitalized	61	—
Obligations settled	(74)	(29)
Interest accretion	70	9
Revisions in estimates	14	—
Acquisitions, divestitures and other adjustments	(2)	(1)

December 31, 2006	1,121	268
Obligations incurred and capitalized	13	—
Obligations settled	(8)	(7)
Interest accretion	18	2
Revisions in estimates	3	10
Acquisitions, divestitures and other adjustments	—	—

March 31, 2007	$1,147	$273

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $223 million at March 31, 2007, and is primarily included as long-term “Other assets” in our Condensed Consolidated Balance Sheet. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iv) acquisitions or divestitures of landfills; and (v) changes in the fair value of the financial instruments held in the trust funds or escrow accounts.

3.	Current Other Assets

The primary components of current “Other assets” as of March 31, 2007 and December 31, 2006 were as follows:

Assets held-for-sale — As of March 31, 2007 and December 31, 2006 our current “Other assets” included $173 million and $250 million, respectively, of operations and property held for sale. Held-for-sale assets are recorded at the lower of their carrying amount or their fair value less the estimated cost to sell. The decrease in our assets held-for-sale during the current quarter is primarily due to the divestiture of operations in our Southern and Eastern Groups. Refer to Note 12 for additional information. In April 2007, we divested a substantial portion of our operations classified as held-for-sale as of March 31, 2007. Refer to Note 15 for additional information.

Our quarterly assessment of held-for-sale operations includes an analysis to determine if they qualify for discontinued operations accounting. Discontinued operations is not expected to be material to our results of operations or cash flows due to the current integration and anticipated continuing involvement of these businesses with our remaining operations.

Short-term investments available for use — We invest in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rate reset mechanism for these instruments results in a periodic marketing of the underlying securities through an auction process. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as current assets in our Condensed Consolidated Balance Sheets. As of March 31, 2007 and December 31, 2006, $46 million and $184 million,

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, of investments in auction rates securities and variable rate demand notes have been included as a component of current “Other assets.” Gross purchases and sales of these investments are presented within “Cash flows from investing activities” in our Condensed Consolidated Statements of Cash Flows.

4.	Debt

The following table summarizes the major components of debt at each balance sheet date (in millions):

	March 31,	December 31,
	2007	2006

Revolving credit and letter of credit facilities	$—	$—
Canadian credit facility (weighted average interest rate of 4.8% at March 31, 2007 and December 31, 2006)	303	308
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.0% to 8.75% (weighted average interest rate of 7.0% at March 31, 2007 and December 31, 2006)	4,835	4,829
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 2.9% to 7.4% (weighted average interest rate of 4.4% at March 31, 2007 and 4.5% at December 31, 2006)	2,388	2,440
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 3.7% to 9.3% (weighted average interest rate of 5.3% at March 31, 2007 and 5.4% at December 31, 2006)	351	352
Capital leases and other, maturing through 2036, interest rates up to 12%	346	388

	8,223	8,317
Less current portion	759	822

	$7,464	$7,495

The significant changes in our debt balances from December 31, 2006 are related to the following:

•	Canadian credit facility — Approximately $11 million of advances that matured were repaid with available cash.

•	Tax-exempt bonds — Approximately $52 million of outstanding bonds were repaid with available cash in accordance with the bonds’ scheduled maturities.

•	Capital leases and other — Approximately $45 million of our capital lease and other obligations were repaid with cash. These cash payments were largely related to our investments in the two coal-based synthetic fuel facilities discussed in Note 5.

Our revolving credit facility and certain other financing agreements contain financial covenants. The most restrictive of these financial covenants are contained in our revolving credit facility. Our revolving credit facility and senior notes also contain certain restrictions intended to monitor our level of indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of March 31, 2007, we were in compliance with the covenants and restrictions under all of our debt agreements.

5.	Income Taxes

The Company is subject to income tax in the United States, Canada and Puerto Rico. Current tax obligations associated with our provision for income taxes are reflected in the accompanying Condensed Consolidated Balance Sheets as a component of “Accrued liabilities,” and the deferred tax obligations are reflected in “Deferred income taxes.” As discussed in Note 1, we adopted FIN 48 effective January 1, 2007. As a result of the implementation of

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 48, we recognized, as a cumulative effect of change in accounting principle, a $121 million increase in our tax-related liabilities for unrecognized tax benefits, a $36 million increase in our deferred tax assets and an $85 million reduction to our beginning retained earnings. These impacts are predominantly due to our application of FIN 48 to tax positions for which the Company had concluded audits with the relevant taxing authority, but the statutes of limitations have not expired, which resulted in the reinstatement of liabilities that had been previously reversed to income.

Upon adoption, our income tax liabilities included a total of approximately $184 million for unrecognized tax benefits, excluding accrued interest liabilities, which are discussed below. These liabilities are primarily included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. There was not a significant change in our liabilities for unrecognized tax benefits during the three months ended March 31, 2007. All of our unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate.

To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in our Condensed Consolidated Statements of Operations. This accounting policy election is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. As of January 1, 2007, we have accrued interest liabilities of $34 million related to unrecognized tax benefits, which are also primarily included as a component of long-term “Other liabilities.” We do not have any accrued liabilities for penalties related to unrecognized tax benefits.

The Company is currently under federal audit by the Internal Revenue Service for the tax years 2006 and 2007, as well as by several state and local jurisdictions dating back to 1998. In addition, several of the Company’s subsidiaries are open to examination in Canada dating back to 2002. We anticipate that approximately $100 million of unrecognized tax benefits, including accrued interest, and $7 million of related deferred tax assets may be reversed within the next twelve months. This reversal is predominantly due to the expiration of the statutes of limitations for unrecognized tax benefits recorded upon the implementation of FIN 48 as described above and the settlement of a state audit.

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2007 and 2006 is primarily due to the offsetting effects of the favorable impact of non-conventional fuel tax credits and the unfavorable impact of state and local income taxes. We evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.

Non-conventional fuel tax credits — The favorable impact of non-conventional fuel tax credits on our effective tax rate is derived from methane gas projects at our landfills and our investments in two coal-based, synthetic fuel production facilities (the “Facilities”). The fuel generated from our landfills and the Facilities qualifies for tax credits through 2007 pursuant to Section 45K of the Internal Revenue Code. Our recorded taxes for the three months ended March 31, 2007 and 2006 include benefits of $6 million and $2 million, respectively, from Section 45K tax credits generated by our landfill gas-to-energy projects and $23 million and $7 million, respectively, from Section 45K tax credits generated by our investments in the Facilities.

Section 45K tax credits are phased out if the price of crude oil exceeds an annual average price threshold determined by the U.S. Internal Revenue Service. Our effective tax rate for the first quarter of 2007 reflects our current expectations for the partial phase-out of Section 45K tax credits generated during 2007. We have developed our current expectations for the phase-out of 30% of Section 45K credits using market information for current and forward-looking oil prices as of March 31, 2007. Accordingly, our current estimated effective tax rate could be materially different than our actual 2007 effective tax rate if our expectations for oil prices for the year are inconsistent with actual results.

As of March 31, 2006, we had estimated that 61% of Section 45K tax credits generated during 2006 would be phased out. However, our estimate of the 2006 phase-out was revised quarterly and, at year-end, was estimated to be

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 36%. On April 4, 2007, the IRS established the final phase-out of Section 45K credits generated during 2006 at approximately 33%. The impacts of this revision in estimate were included in our “Equity in net losses of unconsolidated entities” and our “Provision for income taxes” for the three months ended March 31, 2007.

Our minority ownership interests in the Facilities result in the recognition of our pro-rata share of the Facilities’ losses, the amortization of our investments and additional expense associated with other estimated obligations all being recorded as “Equity in net losses of unconsolidated entities” within our Condensed Consolidated Statements of Operations. The equity losses and associated tax benefits would not have been incurred if we had not acquired the minority ownership interest in the Facilities. If the tax credits generated by the Facilities were no longer allowable under Section 45K of the Internal Revenue Code, we could cease making payments in the period that determination is made and not incur these losses in future periods. As discussed above, our effective tax rates for the three months ended March 31, 2007 and 2006 include the effect of a partial phase-out of Section 45K credits generated during 2007 and 2006. Our “Equity in net losses of unconsolidated entities” for the three months ended March 31, 2007 and 2006 also reflect the impact of a partial phase-out of Section 45K credits on our contractual obligations to fund the Facilities’ losses. Although we currently project that we will not be able to recognize 30% of the tax credits generated during 2007, we are required to fund 100% of our pro-rata portion of the Facilities’ losses and production costs for 2007 operations. Amounts paid to the Facilities’ for which we do not ultimately realize a tax benefit are refundable to us, subject to certain limitations.

The following table summarizes the impact of our investments in the Facilities on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended
	March 31,
	2007	2006

Equity in net losses of unconsolidated entities	$(27)	$(10)
Interest expense	—	(1)

Loss before income taxes	(27)	(11)
Benefit from income taxes	33	12

Net income	$6	$1

Tax audit settlements — The settlement of tax audits during the three months ended March 31, 2007 and 2006 resulted in reductions in our provision for income taxes of $1 million and $6 million, respectively. The impact of the audit settlements did not significantly affect our estimated effective tax rate for either period.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Income

Comprehensive income represents all changes in our equity except for changes resulting from investments by, and distributions to, stockholders. Comprehensive income was as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006

Net income	$222	$186

Other comprehensive income (loss):
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes	(4)	(6)
Realized (gains) losses on derivative instruments reclassified into earnings, net of taxes	3	(1)
Unrealized gains on marketable securities, net of taxes	—	3
Translation adjustment of foreign currency statements	5	(4)

Other comprehensive income (loss)	4	(8)

Comprehensive income	$226	$178

The components of accumulated other comprehensive income were as follows (in millions):

	March 31,	December 31,
	2007	2006

Accumulated unrealized loss on derivative instruments, net of tax benefit	$(34)	$(33)
Accumulated unrealized gain on marketable securities, net of taxes	10	10
Cumulative translation adjustment of foreign currency statements	156	151
Underfunded post-retirement benefit obligations, net of taxes	1	1

	$133	$129

7.	Earnings Per Share

The following reconciles the number of shares outstanding at March 31 of each year to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purpose of calculating basic and diluted earnings per share. The table also provides the number of shares of common stock

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potentially issuable at the end of each period and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (shares in millions):

	Three Months
	Ended
	March 31,
	2007	2006

Number of common shares outstanding at end of period	520.9	546.2
Effect of using weighted average common shares outstanding	8.5	—

Weighted average basic common shares outstanding	529.4	546.2
Dilutive effect of equity-based compensation awards, warrants and other contingently issuable shares	4.7	4.8

Weighted average diluted common shares outstanding	534.1	551.0

Potentially issuable shares	24.7	32.2
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	4.5	6.0

8.	Common Stock Dividends and Common Stock Repurchases

In October 2004, our Board of Directors approved a capital allocation program that provided for up to $1.2 billion of combined stock repurchases and dividend payments for each of 2005, 2006 and 2007. In June 2006, our Board of Directors increased the amount of capital available for share repurchases in 2006 by $350 million. In March 2007, our Board of Directors approved up to $600 million of additional share repurchases for 2007, increasing the maximum amount of capital to be allocated to our share repurchases and dividend payments in 2007 to $1.8 billion. Aggregate dividend payments and share repurchases under the capital allocation program were $637 million and $508 million during the three months ended March 31, 2007 and 2006, respectively.

The following is a summary of dividends declared and paid in each period (in millions, except per share amounts):

	Three Months
	Ended
	March 31,
	2007(a)	2006(b)

Cash dividends per common share:
Declared	$0.24	—
Paid	$0.24	$0.22
Total cash dividends:
Declared	$126	—
Paid	$126	$121

(a)	In December 2006, the Board of Directors authorized an increase in the per share quarterly dividend, from $0.22 to $0.24, for anticipated dividend declarations to be made in 2007. On March 1, 2007, the Board of Directors declared our first quarterly dividend for 2007, which was paid on March 23, 2007 to stockholders of record as of March 12, 2007.

(b)	On December 15, 2005, the Board of Directors declared our first quarterly dividend for 2006 of $0.22 per share, which was paid on March 24, 2006 to stockholders of record as of March 6, 2006.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board may deem relevant.

The following is a summary of activity under our stock repurchase programs for each period presented:

	Three Months Ended March 31,
	2007(a)	2006(b)

Shares repurchased (in thousands)	14,670	11,849
Per share purchase price	$33.02 — $38.36	$32.23 — $35.21
Total repurchases (in millions)	$511	$387

(a)	Our first quarter 2007 share repurchases were made through open market transactions. Approximately $24 million of our first quarter 2007 share repurchases was paid in April 2007.

(b)	Our share repurchase activity for the three months ended March 31, 2006 includes $291 million paid to repurchase 9.0 million shares of our common stock through an accelerated share repurchase transaction. The number of shares purchased in the transaction was determined by dividing $275 million by the fair market value of our common stock on the repurchase date. At the end of the transaction’s valuation period in February 2006, we were required to make a settlement payment for the difference between the $275 million paid at the inception of the valuation period and the weighted average daily market price of our common stock during the valuation period times the number of shares we repurchased, or $16 million. We elected to make the required settlement payment in cash.

During the three months ended March 31, 2006, we also repurchased 2.8 million shares of our common stock for $96 million through open market transactions. Approximately $12 million of our first quarter 2006 share repurchases was paid in April 2006.

Future share repurchases will be made within the limits approved by our Board of Directors at the discretion of management, and will depend on factors similar to those considered by the Board in making dividend declarations.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Guarantees — In the ordinary course of our business, WMI and WM Holdings enter into guarantee agreements associated with their subsidiaries’ operations. These include both the debt obligations, including tax-exempt bonds, of the subsidiaries and the subsidiaries’ lease, financial and general operating obligations. Additionally, WMI and WM Holdings have each guaranteed all of the senior debt of the other entity. WM Holdings has guaranteed WMI’s revolving credit facility and letter of credit and term loan agreements, as well as all of its senior notes and WMI has guaranteed all of WM Holdings’ senior notes. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Condensed Consolidated Balance Sheets.

We also have guaranteed the obligations of third parties. These guarantee agreements include guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $20 million; agreements spanning the life of certain landfills guaranteeing the market value of homeowners’ properties adjacent to landfills; and the guarantee of interest rate swap obligations of the funding entity in connection with our letter of credit facility. We currently do not believe it is reasonably likely that we would be called on to perform under these guarantees and do not believe that any of the obligations would have a material effect on our financial position, results of operations and cash flows.

We also provide indemnification to third parties in the normal course of business, most notably in connection with the sales of businesses or assets. These indemnifications generally provide that we will be responsible for liabilities associated with the occurrence of specified events. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. The costs associated with any additional consideration requirements are accounted for as incurred.

Environmental matters — We are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by operations, or for damage caused by conditions that existed before we acquired a site. Such liabilities include potentially responsible party (“PRP”) investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimating our degree of responsibility for remediation of a particular site is inherently difficult and determining the method and ultimate cost of remediation requires that a number of assumptions be made. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities that could be material. There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $190 million higher than the $273 million recorded in the Condensed Consolidated Financial Statements as of March 31, 2007. Our ongoing review of our remediation liabilities could result in revisions that could cause upward or downward adjustments to income from operations. These adjustments could also be material in any given period.

As of March 31, 2007, we had been notified that we are a PRP in connection with 75 locations listed on the EPA’s National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own were initially developed by others as landfill disposal facilities. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at, or near, the time that we make the remedial expenditures. The 59 NPL sites at which claims have been made against us and that we do not own are at different procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is known as CERCLA or Superfund.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was settled in November 2001. Subsequently, the issues related to the latter class action have been dropped as to WMI, its officers and directors. The case is ongoing with respect to WM Holdings and others, and WM Holdings intends to defend itself vigorously.

From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2007, there were four proceedings involving our subsidiaries where we reasonably believe that the sanctions could exceed $100,000. The matters involve allegations that subsidiaries (i) failed to comply with air permit, air emission limit and leachate storage requirements at an operating landfill; (ii) violated a number of state solid waste regulations and permit conditions and federal air regulations at an operating landfill; (iii) failed to meet reporting requirements under federal air regulations at an operating landfill; and (iv) failed to perform state emissions tests for diesel-powered vehicles. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

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

As a large company with operations across the United States and Canada, we are subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us include commercial, customer, and employment related claims, including purported class action lawsuits in which plaintiffs allege that we violated federal and state wage and hour and other laws. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered in part by insurance. We currently do not believe that any such actions will ultimately have a material adverse impact on our consolidated financial statements.

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

The Company’s obligations to indemnify and advance expenses are determined based on the governing documents in effect and the status of the individual at the time the actions giving rise to the claim occurred. As a

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result, we may have obligations to individuals after they leave the Company and also may have obligations to individuals that are or were employees of the Company, but who were neither an officer or a director, even though the current documents only require indemnification and advancement to officers and directors. The Company may incur substantial expenses in connection with the fulfilment of its advancement of costs and indemnification obligations in connection with current actions involving former officers of the Company or its subsidiaries or other actions or proceedings that may be brought against its former or current officers, directors and employees in the future.

Tax matters — We are currently under audit by the IRS and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. We have concluded several audits in the last two years. In the first quarter of 2007, we concluded the IRS audit for the years 2004 and 2005. We are currently in the initial planning phase of an IRS audit for the years 2006 and 2007. We expect this audit to be completed within the next 18 months. Audits associated with state and local jurisdictions date back to 1998 and examinations associated with Canada date back to 2002. To provide for certain potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. For additional information related to our liability for unrecognized tax benefits refer to Note 5. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.

As discussed in Note 4, we have approximately $2.7 billion of tax-exempt financings as of March 31, 2007. Tax-exempt financings are structured pursuant to certain terms and conditions of the Internal Revenue Code of 1986, as amended (the “Code”), which exempts from taxation the interest income earned by the bondholders in the transactions. The requirements of the Code can be complex, and failure to comply with these requirements could cause certain past interest payments made on the bonds to be taxable and could cause either outstanding principal amounts on the bonds to be accelerated or future interest payments on the bonds to be taxable. Some of the Company’s tax-exempt financings have been, or currently are, the subject of examinations by the IRS to determine whether the financings meet the requirements of the Code and applicable regulations. It is possible that an adverse determination by the IRS could have a material adverse effect on the Company’s cash flows and results of operations.

Unclaimed property audit — We are currently undergoing unclaimed property audits in three states. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include substantial interest and penalties, in addition to the payment of the escheat liability itself. During 2006, we submitted unclaimed property filings with all of the states except those three where we are under audit, and, as a result of our findings, we determined that we had estimated unrecorded obligations associated with unclaimed property for escheatable items for various periods between 1980 and 2004. Our “Selling, general and administrative” expenses for the three months ended March 31, 2006, included a charge of approximately $19 million required to record our estimated obligations for unclaimed property. During the three months ended March 31, 2006, we also recognized $1 million of estimated interest obligations associated with our findings. During the first quarter of 2007, we reached a settlement with the state where we had the most significant exposure related to our ongoing unclaimed property audits and recorded an additional charge of $7 million, including $4 million of “Selling, general and administrative” expenses and $3 million of “Interest expense”. We have determined that the impact of these adjustments is not material to current or prior periods’ results of operations. Although we cannot currently estimate the potential financial impacts that the two remaining audit findings may have, we do not expect any resulting obligations to have a material adverse effect on our consolidated results of operations or cash flows.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Restructuring

In the first quarter of 2007, certain operations and functions were restructured resulting in the recognition of a charge of approximately $9 million. Approximately $6 million of our restructuring costs was incurred by our Corporate organization, $2 million was incurred by our Midwest Group and $1 million was incurred by our Western Group. These charges included approximately $8 million for employee severance and benefit costs and approximately $1 million related to operating lease agreements.

Through March 31, 2007, we had paid less than $1 million of the employee severance and benefit costs incurred as a result of this restructuring. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the first quarter of 2009.

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

Effective January 1, 2007, we realigned our Eastern, Midwest and Western Group organizations to facilitate improved business execution. We reassigned responsibility for the management of certain Eastern Group markets areas representing $799 million in assets, including $163 million in goodwill, to the Midwest Group; and we reassigned responsibility for the management of certain Midwest Group market areas representing $435 million in assets, including $231 million in goodwill, to the Western Group. The prior period segment information provided in the following table has been reclassified to reflect the impact of our market area realignments to provide financial information that consistently reflects our current approach to managing our operations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following tables (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Three Months Ended:	Revenues	Revenues(c)	Revenues(d)	Operations(d),(e),(f)

March 31, 2007
Eastern	$790	$(146)	$644	$120
Midwest	680	(113)	567	98
Southern	919	(137)	782	208
Western	851	(108)	743	154
Wheelabrator	208	(17)	191	36
Recycling	215	(5)	210	19
Other(a)	67	(16)	51	(8)

	3,730	(542)	3,188	627
Corporate and Other(b)	—	—	—	(146)

Total	$3,730	$(542)	$3,188	$481

March 31, 2006
Eastern	$861	$(173)	$688	$92
Midwest	689	(118)	571	89
Southern	935	(142)	793	207
Western	842	(116)	726	127
Wheelabrator	218	(18)	200	59
Recycling	194	(5)	189	7
Other(a)	80	(18)	62	8

	3,819	(590)	3,229	589
Corporate and Other(b)	—	—	—	(154)

Total	$3,819	$(590)	$3,229	$435

(a)	Our “Other” revenues are generally from services provided throughout our operating Groups for in-plant services, methane gas recovery and certain third party sub-contract and administration revenues managed by our Renewable Energy, National Accounts and Upstream organizations. “Other” operating results reflect the combined impact of (i) the services described above; (ii) non-operating entities that provide financial assurance and self-insurance support for the operating Groups or financing for our Canadian operations; and (iii) certain quarter-end adjustments recorded in consolidation related to the reportable segments that, due to timing, were not included in the measurement of segment profit or loss used to assess their performance for the periods disclosed.

(b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our six operating Groups. These support services include, among other functions, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program and managing our international and non-solid waste divested operations, which primarily includes administrative expenses and the impact of revisions to our estimated obligations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(d)	Fluctuations in our operating results between quarters may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and general economic conditions. Our revenues and income from operations typically reflect seasonal patterns. Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes experienced during 2004 and 2005, actually increase our revenues in the areas affected. However, for several reasons, including significant start-up costs, such revenue often generates comparatively lower margins. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when electrical demand is generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

(e)	The operating results of our reportable segments generally reflect the impact the various lines of business and markets in which we operate can have on the Company’s consolidated operating results. The income from operations provided by our four geographic segments is generally indicative of the margins provided by our collection, landfill and transfer businesses, although these Groups do provide recycling and other services that can affect these trends. The operating margins provided by our Wheelabrator segment (waste-to-energy facilities and independent power production plants) have historically been higher than the margins provided by our base business generally due to the combined impact of long-term disposal and energy contracts and the disposal demands of the region in which our facilities are concentrated. Income from operations provided by our Recycling segment generally reflects operating margins typical of the recycling industry, which tend to be significantly lower than those provided by our base business. From time to time the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events. During the first quarter of 2007, the operating results of our Eastern Group were improved by approximately $15 million due to the favorable resolution of a disposal tax matter, which was recognized as a reduction to disposal fees and taxes within our “Operating” expenses. Our Wheelabrator Group’s income from operations for the three months ended March 31, 2007 was negatively affected by approximately $21 million of charges incurred for the early termination of a lease agreement in connection with the purchase of one of our independent power production plants. This charge was recorded as “Operating” expenses. Refer to Note 12 for an explanation of additional non-recurring transactions and events affecting the operating results of our reportable segments for the three months ended March 31, 2007 and 2006.

(f)	For those items included in the determination of income from operations, the accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our Form 10-K for the year ended December 31, 2006.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the total revenues contributed by our principal lines of business (in millions):

	Three Months Ended
	March 31,
	2007	2006

Collection	$2,121	$2,159
Landfill	720	750
Transfer	389	421
Wheelabrator	208	218
Recycling and other(a)	292	271
Intercompany(b)	(542)	(590)

Operating revenues	$3,188	$3,229

(a)	In addition to the revenue generated by our Recycling Group, we have included revenues generated within our four geographic operating Groups derived from recycling, methane gas operations and Port-O-Let® services in the “recycling and other” line of business.

(b)	Intercompany revenues between lines of business are eliminated within the Condensed Consolidated Financial Statements included herein.

12.  (Income) Expense from Divestitures, Asset Impairments and Unusual Items

Income from divestitures — We recognized $9 million of net gains on divestitures during the first quarter of 2007. The majority of these net gains relate to divestitures of operations in our Southern and Eastern Groups. Total proceeds from divestitures completed during the three months ended March 31, 2007 were $49 million, all of which were received in cash.

During the first quarter of 2006, we recognized $2 million of net gains on divestitures, consisting primarily of a sale of assets and operations in our Western Group. Total proceeds from divestitures completed during the three months ended March 31, 2006 were $4 million, all of which were received in cash.

Asset impairments — During the first quarter of 2007, we recorded impairment charges of $10 million attributable to two landfills in our Southern Group. The impairments were necessary as a result of the re-evaluation of our business alternatives for one landfill and the expiration of a contract that we had expected would be renewed that had significantly contributed to volumes for the second landfill.

13.	Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WMI’s senior indebtedness. WMI has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WMI’s other subsidiaries have guaranteed any of WMI’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2007
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$501	$—	$—	$(30)	$471
Other current assets	46	—	2,255	—	2,301

	547	—	2,255	(30)	2,772
Property and equipment, net	—	—	11,063	—	11,063
Investments in and advances to affiliates	9,548	9,542	—	(19,090)	—
Other assets	27	11	6,170	—	6,208

Total assets	$10,122	$9,553	$19,488	$(19,120)	$20,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$300	$—	$459	$—	$759
Accounts payable and other current liabilities	131	15	2,102	(30)	2,218

	431	15	2,561	(30)	2,977
Long-term debt, less current portion	3,816	887	2,761	—	7,464
Due to affiliates	—	—	964	(964)	—
Other liabilities	95	6	3,439	—	3,540

Total liabilities	4,342	908	9,725	(994)	13,981
Minority interest in subsidiaries and variable interest entities	—	—	282	—	282
Stockholders’ equity	5,780	8,645	9,481	(18,126)	5,780

Total liabilities and stockholders’ equity	$10,122	$9,553	$19,488	$(19,120)	$20,043

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$675	$—	$—	$(61)	$614
Other current assets	184	—	2,384	—	2,568

	859	—	2,384	(61)	3,182
Property and equipment, net	—	—	11,179	—	11,179
Investments in and advances to affiliates	9,692	9,282	—	(18,974)	—
Other assets	28	11	6,200	—	6,239

Total assets	$10,579	$9,293	$19,763	$(19,035)	$20,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$351	$—	$471	$—	$822
Accounts payable and other current liabilities	88	22	2,397	(61)	2,446

	439	22	2,868	(61)	3,268
Long-term debt, less current portion	3,810	887	2,798	—	7,495
Due to affiliates	—	—	1,404	(1,404)	—
Other liabilities	108	7	3,225	—	3,340

Total liabilities	4,357	916	10,295	(1,465)	14,103
Minority interest in subsidiaries and variable interest entities	—	—	275	—	275
Stockholders’ equity	6,222	8,377	9,193	(17,570)	6,222

Total liabilities and stockholders’ equity	$10,579	$9,293	$19,763	$(19,035)	$20,600

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2007
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,188	$—	$3,188
Costs and expenses	—	—	2,707	—	2,707

Income from operations	—	—	481	—	481

Other income (expense):
Interest income (expense)	(73)	(24)	(20)	—	(117)
Equity in subsidiaries, net of taxes	268	283	—	(551)	—
Minority interest	—	—	(10)	—	(10)
Equity in net losses of unconsolidated entities and other, net	—	—	(23)	—	(23)

	195	259	(53)	(551)	(150)

Income before income taxes	195	259	428	(551)	331
Provision for (benefit from) income taxes	(27)	(9)	145	—	109

Net income	$222	$268	$283	$(551)	$222

Three Months Ended March 31, 2006
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,229	$—	$3,229
Costs and expenses	—	—	2,794	—	2,794

Income from operations	—	—	435	—	435

Other income (expense):
Interest income (expense)	(71)	(21)	(35)	—	(127)
Equity in subsidiaries, net of taxes	231	244	—	(475)	—
Minority interest	—	—	(12)	—	(12)
Equity in net losses of unconsolidated entities and other, net	—	—	(7)	—	(7)

	160	223	(54)	(475)	(146)

Income before income taxes	160	223	381	(475)	289
Provision for (benefit from) income taxes	(26)	(8)	137	—	103

Net income	$186	$231	$244	$(475)	$186

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2007
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$222	$268	$283	$(551)	$222
Equity in earnings of subsidiaries, net of taxes	(268)	(283)	—	551	—
Other adjustments	9	1	306	—	316

Net cash provided by (used in) operating activities	(37)	(14)	589	—	538

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(2)	—	(2)
Capital expenditures	—	—	(272)	—	(272)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	69	—	69
Purchases of short-term investments	(525)	—	—	—	(525)
Proceeds from sales of short-term investments	663	—	—	—	663
Net receipts from restricted trust and escrow accounts and other, net	—	—	31	—	31

Net cash provided by (used in) investing activities	138	—	(174)	—	(36)

Cash flows from financing activities:
New borrowings	—	—	134	—	134
Debt repayments	(52)	—	(190)	—	(242)
Common stock repurchases	(487)	—	—	—	(487)
Cash dividends	(126)	—	—	—	(126)
Exercise of common stock options and warrants	34	—	—	—	34
Minority interest distributions paid and other	7	—	35	—	42
(Increase) decrease in intercompany and investments, net	349	14	(394)	31	—

Net cash provided by (used in) financing activities	(275)	14	(415)	31	(645)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	(174)	—	—	31	(143)
Cash and cash equivalents at beginning of period	675	—	—	(61)	614

Cash and cash equivalents at end of period	$501	$—	$—	$(30)	$471

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2006
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$186	$231	$244	$(475)	$186
Equity in earnings of subsidiaries, net of taxes	(231)	(244)	—	475	—
Other adjustments	9	(2)	430	—	437

Net cash provided by (used in) operating activities	(36)	(15)	674	—	623

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(8)	—	(8)
Capital expenditures	—	—	(231)	—	(231)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	18	—	18
Purchases of short-term investments	(784)	—	—	—	(784)
Proceeds from sales of short-term investments	550	—	6	—	556
Net receipts from restricted trust and escrow accounts and other, net	—	—	36	—	36

Net cash used in investing activities	(234)	—	(179)	—	(413)

Cash flows from financing activities:
New borrowings	—	—	51	—	51
Debt repayments	—	—	(87)	—	(87)
Common stock repurchases	(375)	—	—	—	(375)
Cash dividends	(121)	—	—	—	(121)
Exercise of common stock options and warrants	125	—	—	—	125
Minority interest distributions paid and other	22	—	(36)	—	(14)
(Increase) decrease in intercompany and investments, net	355	15	(402)	32	—

Net cash provided by (used in) financing activities	6	15	(474)	32	(421)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	(264)	—	20	32	(212)
Cash and cash equivalents at beginning of period	698	—	—	(32)	666

Cash and cash equivalents at end of period	$434	$—	$20	$—	$454

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	New Accounting Pronouncements

SFAS No. 157 — Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. We are currently in the process of assessing the provisions of SFAS No. 157 and determining how this framework for measuring fair value will affect our current accounting policies and procedures and our financial statements. We have not determined whether the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

SFAS No. 159 — Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. We are currently in the process of assessing the provisions of SFAS No. 159 and determining how the elective application of these fair value measurements would affect our current accounting policies and procedures. We have not determined whether we will elect to measure items subject to SFAS No. 159 at fair value and, as a result, have not assessed any potential impacts of adoption on our consolidated financial statements.

15.	Subsequent Event

Effective April 1, 2007, we divested operations in our Eastern and Recycling Groups for aggregate proceeds of approximately $110 million. As of March 31, 2007, the net assets associated with these operations were classified as held-for-sale and included as current “Other assets” in our Condensed Consolidated Balance Sheet. We realized a gain of approximately $25 million as a result of this divestiture, which will be included in our second quarter 2007 results of operations.

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on the facts and circumstances known to us as of the date the statements are made. All phases of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Condensed Consolidated Financial Statements and the notes thereto. However, they are not the only risks that we face. There may be other risks that we do not presently know or that we currently believe are immaterial that could also impair our business and financial position.

Some of the risks that we face and that could affect our business and financial statements for 2007 and beyond include:

•	competition may negatively affect our profitability or cash flows, our price increases may have negative effects on volumes and price roll-backs and lower than average pricing to retain and attract customers may negatively affect our yield on base business;

•	we may be unable to maintain or expand margins if we are unable to control costs;

•	we may not be able to successfully execute or continue our operational or other margin improvement plans and programs, including pricing increases; passing on increased costs to our customers; reducing costs due to our operational improvement programs; and divesting under-performing assets and purchasing accretive businesses, any of which could negatively affect our revenues and margins;

•	weather conditions cause our quarter-to-quarter results to fluctuate, and extremely harsh weather or natural disasters may cause us to temporarily shut down operations;

•	inflation and resulting higher interest rates as well as other general and local economic conditions may negatively affect the volumes of waste generated, our financing costs and other expenses;

•	possible changes in our estimates of site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments may increase our expenses;

•	regulations, including regulations to limit greenhouse gas emissions, may negatively impact our business by, among other things, restricting our operations, increasing costs of operations or requiring additional capital expenditures;

•	if we are unable to obtain and maintain permits needed to open, operate, and/or expand our facilities, our results of operations will be negatively impacted;

•	limitations or bans on disposal or transportation of out-of-state or cross-border waste or certain categories of waste can increase our expenses and reduce our revenues;

•	fuel price increases or fuel supply shortages may increase our expenses, including our tax expense if Section 45K credits are phased out due to continued high crude oil prices, or restrict our ability to operate;

•	increased costs to obtain financial assurance or the inadequacy of our insurance coverages could negatively impact our liquidity and increase our liabilities;

•	possible charges as a result of shut-down operations, uncompleted development or expansion projects or other events may negatively affect earnings;

•	fluctuating commodity prices may have negative effects on our operating revenues and expenses;

•	trends requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of waste could have negative effects on volumes of waste going to landfills and waste-to-energy facilities;

•	efforts by labor unions to organize our employees may increase operating expenses and we may be unable to negotiate acceptable collective bargaining agreements with those who have been chosen to be represented by unions, which could lead to union-initiated work stoppages, including strikes, which could adversely affect our results of operations and cash flows;

•	negative outcomes of litigation or threatened litigation or governmental proceedings may increase our costs, limit our ability to conduct or expand our operations, or limit our ability to execute our business plans and strategies;

•	problems with the operation of our current information technology or the development and deployment of new information systems may decrease our efficiencies and increase our costs to operate;

•	the adoption of new accounting standards or interpretations may cause fluctuations in reported quarterly results of operations or adversely impact our reported results of operations; and

•	we may reduce or eliminate our dividend or share repurchase program or we may need to raise additional capital if cash flows are less than we expect or capital expenditures are more than we expect, and we may not be able to obtain any needed capital on acceptable terms.

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

Overview

Earnings Growth and Margin Improvement — Our net income for the first quarter of 2007 was $222 million, or $0.42 per diluted share, as compared with $186 million, or $0.34 per diluted share, in the first quarter of 2006. In the first quarter of 2007, our operating results continued to reflect our progress in margin expansion as a result of the strength of our pricing, cost control and fix-or-sell initiatives. For the three months ended March 31, 2007, base business yield increased our revenues by $103 million, or 3.3%, largely due to revenue growth from yield in our collection line of business, which was the strongest it has been in some time. Overall, our revenues decreased by $41 million, or 1.3%, as compared with the prior year period primarily as a result of lower volumes. The loss of volumes resulted from the execution of our strategy to review low margin accounts and either increase prices or remove those accounts from our business, which has contributed significantly to our improved operating margins, particularly in our collection operations. Our operating costs for the quarter decreased by 3.1%, or $66 million, and as a percentage of revenue, operating costs decreased to 63.8% from 65.0% in the prior year period. Selling, general and administrative expenses remained relatively constant as a percentage of revenue. Income from operations for the quarter increased by $46 million, or 10.6%, as compared with the prior period, and as a percentage of revenue increased to 15.1% from 13.5%. We believe the quarter’s results show improvement in our continuing operations and we remain confident that our strategies will continue to show positive results.

Free Cash Flow — We have included free cash flow, which is a non-GAAP measure of liquidity, in our disclosures because we use this measure in the evaluation and management of our business and believe it is indicative of our ability to pay our quarterly dividends, repurchase our common stock and fund acquisitions. Free cash flow is not intended to replace the GAAP measure of “Net cash provided by operating activities.” However, by subtracting cash used for capital expenditures and adding the cash proceeds from divestitures and other asset sales, we believe free cash flow gives investors greater insight into our liquidity. The following table presents our free cash flow for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended
	March 31,
	2007	2006

Net cash provided by operating activities(a)	$538	$623
Capital expenditures(a)	(272)	(231)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	69	18

Free cash flow	$335	$410

(a)	Refer to Note 1 of our Condensed Consolidated Financial Statements for information related to the reclassification of prior year information to conform with our current presentation.

We experienced a decline in our free cash flow for the quarter of $75 million, or 18.3%, as a result of lower net cash provided by operating activities and increased capital expenditures that were partially offset by higher proceeds from divestitures. Our net cash provided by operating activities decreased by $85 million, or 13.6%, in the first quarter of 2007 as compared with the prior year period, principally due to unfavorable changes in our working capital driven by a smaller decrease in receivables as compared with the prior year period and higher bonus payouts in the first quarter of 2007 when compared with the first quarter of 2006. Our capital expenditures in the first quarter of 2007 increased by $41 million, or 17.7%, as compared with the prior year period largely due to increased capital purchases late in the fourth quarter of 2006 that were paid in the first quarter of 2007. These impacts were partially offset by a $51 million increase in proceeds from divestitures and other sales of assets as part of the execution of our fix-or-sell initiative.

Basis of Presentation of Consolidated and Segment Financial Information

Accounting Change — Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. In addition, the interpretation provides guidance on the de-recognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties.

As a result of the implementation of FIN 48, on January 1, 2007, we recognized, as a cumulative effect of change in accounting principle, a $121 million increase in our liability for unrecognized tax benefits, a $36 million increase in our deferred tax assets and an $85 million reduction to our beginning retained earnings. These impacts are predominantly due to our application of FIN 48 to tax positions for which the Company had concluded audits with the relevant taxing authority, but the statutes of limitations have not expired. Accordingly, our historical results of operations have included reductions to our provision for income taxes associated with the resolution of tax audit matters for which we have now re-established liabilities by adjusting our retained earnings. The statutes of limitations for these matters generally expire before the end of 2007, at which time we will be required to de-recognize the associated liabilities and deferred tax assets and record a reduction to our provision for income taxes in our Statement of Operations. In addition, during the first quarter of 2007, we reached a tax audit settlement, which in accordance with the provisions of FIN 48 will not be recognized in our Condensed Consolidated Statement of Operations until the applicable statutes of limitations expire in 2008 and 2009. Had we not been required to adopt FIN 48, the tax benefit associated with this settlement would have been reflected as a reduction to our “Provision for income taxes,” increasing our “Net income” for the three months ended March 31, 2007 by $16 million, or $0.03 per diluted share.

The Company has reviewed Proposed FASB Staff Position No. FIN 48-a, Definition of Settlement in FASB Interpretation No. 48, and determined that the issuance of a final FASB Staff Position (“FSP”) without significant changes from the current draft would materially change the impact of our implementation of FIN 48. Existing transition guidance from the FASB indicates that a final FSP would be effective January 1, 2007. If the FSP is ultimately issued as proposed, applying the FSP as of January 1, 2007 would result in an increase in our January 1, 2007 retained earnings of less than $5 million rather than the $85 million reduction to our beginning retained earnings recognized upon our initial implementation of FIN 48. In addition, we expect that we would be required to adjust our results of operations for the three months ended March 31, 2007 to reflect the impact of the tax audit settlement reached during the current quarter, which was summarized above. We are currently evaluating the impact of these revisions on our 2007 financial reporting processes and expect that we will either file an amended Form 10-Q for the three months ended March 31, 2007 or restate our results of operations for the three months ended March 31, 2007 in future periodic filings should the application of the FSP become effective.

Refer to Note 5 of our Condensed Consolidated Financial Statements for additional information about our unrecognized tax benefits.

Reclassification of Cash Flow Information — Our 2006 Consolidated Statement of Cash Flows, as reported in the 2006 Annual Report on Form 10-K, included the effect of a change in classification of cash flows to properly exclude accrued capital spending from our reported capital expenditures and changes in accounts payable and accrued liabilities. Because this change was incorporated into our cash flow reporting processes for the first time in the fourth quarter of 2006, we will make reclassifications to our 2006 Condensed Consolidated Statements of Cash Flows to be included within our 2007 Quarterly Reports on Form 10-Q to conform with our current approach.

Reclassification of Segment Information — In the first quarter of 2007, we realigned our Eastern, Midwest and Western Group organizations to facilitate improved business execution. We moved certain market areas in the Eastern and Midwest Groups to the Midwest and Western Groups, respectively. We have reflected the impact of this realignment for all periods presented to provide financial information that consistently reflects our current approach to managing our operations.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, stockholders’ equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements the most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments and self-insurance reserves and recoveries, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table presents, for the periods indicated, the period-to-period change in dollars (in millions) and percentages for the respective Condensed Consolidated Statement of Operations line items:

	Period-to-Period
	Change for the
	Three Months
	Ended March 31,
	2007 and 2006

Operating revenues	$(41)	(1.3)%

Costs and expenses:
Operating	(66)	(3.1)
Selling, general and administrative	(15)	(4.1)
Depreciation and amortization	(18)	(5.5)
Restructuring	9	*
(Income) expense from divestitures, asset impairments and unusual items	3	*

	(87)	(3.1)

Income from operations	46	10.6

Other income (expense):
Interest expense, net	10	(7.9)
Equity in net losses of unconsolidated entities	(16)	*
Minority interest	2	(16.7)
Other, net	—	—

	(4)	2.7

Income before income taxes	$42	14.5%

*	Percentage change does not provide a meaningful comparison.

The following table presents, for the periods indicated, the percentage relationship that the respective Condensed Consolidated Statement of Operations line items bear to operating revenues:

	Three Months Ended
	March 31,
	2007	2006

Operating revenues	100.0%	100.0%

Costs and expenses:
Operating	63.8	65.0
Selling, general and administrative	11.1	11.4
Depreciation and amortization	9.7	10.2
Restructuring	0.3	—
(Income) expense from divestitures, asset impairments and unusual items	—	(0.1)

	84.9	86.5

Income from operations	15.1	13.5

Other income (expense):
Interest expense, net	(3.7)	(3.9)
Equity in net losses of unconsolidated entities	(0.7)	(0.2)
Minority interest	(0.3)	(0.4)
Other, net	—	—

	(4.7)	(4.5)

Income before income taxes	10.4%	9.0%

Operating Revenues

Our operating revenues were $3.2 billion for the three months ended March 31, 2007 and 2006. We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Wheelabrator (which includes our waste-to-energy facilities and independent power production plants, or IPPs) and Recycling Groups. These six operating Groups are our reportable segments. Shown below (in millions) is the contribution to revenues during each period provided by our six operating Groups and our Other waste services:

	Three Months Ended
	March 31,
	2007	2006

Eastern	$790	$861
Midwest	680	689
Southern	919	935
Western	851	842
Wheelabrator	208	218
Recycling	215	194
Other	67	80
Intercompany	(542)	(590)

Total	$3,188	$3,229

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

	Three Months Ended
	March 31,
	2007	2006

Collection	$2,121	$2,159
Landfill(a)	720	750
Transfer	389	421
Wheelabrator	208	218
Recycling and other	292	271
Intercompany(a)	(542)	(590)

Total	$3,188	$3,229

(a)	The decrease in revenues from our landfill line of business when comparing the first quarter of 2007 with the first quarter of 2006 is largely due to decreases in our third-party collection and transfer volumes that historically went to our own landfills for disposal. As the decline in landfill revenues was driven by less intercompany landfill volumes, this decrease did not significantly affect the change in our net operating revenues for the periods presented.

The following table provides details associated with the period-to-period change in revenues (in millions) along with an explanation of the significant components of those changes:

	Period-to-Period
	Change for the
	Three Months
	Ended March 31,
	2007 and 2006

Average yield:
Base business	$103	3.3%
Commodity	62	2.0
Electricity (IPPs)	1	—
Fuel surcharges and fees	7	0.2

Total	173	5.5
Volume	(152)	(4.8)

Internal revenue growth	21	0.7
Acquisitions	5	0.2
Divestitures	(65)	(2.1)
Foreign currency translation	(2)	(0.1)

	$(41)	(1.3)%

Base Business — Yield on base business reflects the effect on our revenue from the pricing activities of our collection, transfer, disposal and waste-to-energy operations, exclusive of volume changes. Revenue growth from base business yield includes not only price increases, but also (i) price decreases to retain customers; (ii) changes in average price from new and lost business; and (iii) certain average price changes related to the overall mix of services, which are due to both the types of services provided and the geographic locations where our services are provided. Our pricing excellence initiative continues to be the primary contributor to internal revenue growth. The increase in base business yield during the current quarter was driven by our collection operations, which experienced substantial revenue growth in all lines of business and in every geographic operating group. The significant increase in base business yield in the collection line of business is primarily the result of our continued focus on pricing our services based on market specific factors, including our costs. As discussed below, the significant increase in our collection revenues due to pricing have been partially offset by revenue declines from lower collection volumes. In assessing the impact of higher collection yield on our volumes, we continue to find that, in spite of volume declines, increased base business yield and a focus on controlling variable costs are providing notable margin improvements.

In addition to the improvements in the collection line of business, we experienced yield contributions to revenues from our transfer stations and on municipal solid waste and construction and demolition waste streams at our landfills. Revenue declines at our waste-to-energy facilities were largely due to decreases in rates charged for electricity under our long-term contracts with electric utilities, which are generally indexed to natural gas prices.

Revenues from our environmental fee, which is included in base business yield, were $22 million during the first quarter of 2007 as compared with $12 million in the comparable prior year period.

Commodity — Our first quarter revenues from recycling commodities increased due to market price increases. Average prices for old corrugated cardboard increased approximately 83%, from $58 per ton in the first quarter of 2006 to $106 per ton in the first quarter of 2007. Average prices for old newsprint have increased approximately 39%, from $76 per ton in the first quarter of 2006 to $106 per ton in the first quarter of 2007. The most significant impact of changes in yield from commodities is associated with our Recycling Group’s brokerage activities.

Volume — The $152 million decline in our revenues due to lower volumes when comparing the first quarter of 2007 with the first quarter of 2006 was the result of decreased collection volumes and, to a lesser extent, lower transfer station and recycling volumes.

Declines in revenues due to reduced volumes in our collection business accounted for $107 million of the decrease, and were primarily due to our focus on improving margins through increased pricing. The decline in revenues due to reduced volumes was most significant for our industrial collection business and affected all of our geographic Groups, with our Southern, Eastern and Midwest Groups experiencing the most notable decreases.

Declines in revenue due to lower volumes in our transfer station operations were experienced in every geographic operating Group, with the most notable decline in our Eastern Group. The volume-related revenue decline in our recycling business is primarily attributable to decreases in certain brokerage activities and the closure of a plastics processing facility.

Additional factors contributing to the declines in our first quarter 2007 revenues due to volumes were (i) the absence of revenues associated with hurricane-related services provided during the first quarter of 2006; (ii) nearly one less workday during the first quarter of 2007 as compared with the first quarter of 2006; and (iii) the deconsolidation of a variable interest entity during the second quarter of 2006.

Our disposal volumes remained relatively flat for the three months ended March 31, 2007 as compared with the same period in 2006. This primarily represents increased special waste volumes, largely offset by decreases in our construction and demolition waste streams.

Divestitures — Divestitures of under-performing or non-strategic operations accounted for decreased revenues of $65 million for the three months ended March 31, 2007. These divestitures were primarily comprised of collection operations and, to a lesser extent, recycling and transfer station operations.

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

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three month periods ended March 31 (in millions):

	Three Months Ended
	March 31,		Period-to-Period
	2007	2006	Change

Labor and related benefits	$593	$612	$(19)	(3.1)%
Transfer and disposal costs	280	299	(19)	(6.4)
Maintenance and repairs	277	292	(15)	(5.1)
Subcontractor costs	213	238	(25)	(10.5)
Cost of goods sold	167	140	27	19.3
Fuel	129	135	(6)	(4.4)
Disposal and franchise fees and taxes	134	152	(18)	(11.8)
Landfill operating costs	63	50	13	26.0
Risk management	61	76	(15)	(19.7)
Other	117	106	11	10.4

	$2,034	$2,100	$(66)	(3.1)%

Our operating expenses for the three months ended March 31, 2007 decreased by 3.1% as compared with the prior year period. This decrease can primarily be attributed to our efforts to maximize margin expansion by focusing on managing our fixed costs and reducing our variable costs as volumes decline due to our pricing program and divestiture activity. In addition to lowering overall costs, our operating expenses as a percentage of revenues decreased by 1.2 percentage points, from 65.0% in the first quarter 2006 to 63.8% in the current period. The improvement in operating expenses as a percentage of revenues reflects our continued focus on identifying operational efficiencies that translate into cost savings, shedding low margin volumes and divesting operations that are not improving.

Other items affecting the comparability of our operating expenses by category for the three months ended March 31, 2007 and 2006 include:

•	labor and related benefit cost increases due to annual merit increases;

•	maintenance and repairs cost decreases due to changes in the scope of maintenance projects at our waste-to-energy facilities and various fleet initiatives that favorably affected our maintenance, parts and supplies costs;

•	a subcontractor cost decline in 2007 as compared with 2006 due to our utilization of subcontractors to assist in providing hurricane related services during the first quarter of 2006;

•	costs of goods sold increases due to higher market prices for commodities;

•	a disposal and franchise fee and tax decline due to the favorable resolution of a disposal tax matter in our Eastern Group, which resulted in the recognition of a $15 million favorable adjustment to operating costs and $7 million of interest income during the first quarter of 2007, and was the primary driver of the 11.8% decline in this cost category;

•	a landfill operating cost increase due to an $8 million charge for the revision in our estimate associated with remediation costs for one of our closed landfills, which was the primary driver of the 26.0% increase in this cost category;

•	risk management expense decreases, particularly for reduced costs related to auto and general liability claims; and

•	an other expense increase due to $21 million of lease termination costs associated with purchasing one of our independent power production plants that was previously operated through a lease agreement, which was the primary driver of the 10.4% increase in our other operating expenses, partially offset by gains recognized on sales of assets.

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

The following table summarizes the major components of our selling, general and administrative costs for the three-month periods ended March 31 (in millions):

	Three Months
	Ended
	March 31,		Period-to-Period
	2007	2006	Change

Labor and related benefits	$209	$205	$4	2.0%
Professional fees	37	39	(2)	(5.1)
Provision for bad debts	9	14	(5)	(35.7)
Other	98	110	(12)	(10.9)

	$353	$368	$(15)	(4.1)%

Provision for bad debts — In recent quarters, we have begun to experience maturation of processes implemented to assist in our collection efforts. The decline in our provision for bad debts when comparing the current quarter with the same period of the prior year can be attributed to these efforts.

Other — We are currently undergoing unclaimed property audits in three states. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. During 2006, we submitted unclaimed property filings with all states except those three where we are under audit, and, as a result of our findings, we determined that we had estimated unrecorded obligations associated with unclaimed property for escheatable items for various periods between 1980 and 2004. Our “Other” Selling, general and administrative expenses for the three months ended March 31, 2006 included a charge of approximately $19 million to record our estimate of unrecorded obligations for unclaimed property. During the first quarter of 2007, we reached a settlement with the state where we had the most significant exposure related to our ongoing unclaimed property audits and, as a result, recorded an additional charge of $7 million, including $4 million included in “Other” Selling, general and administrative expenses and $3 million of “Interest expense.” Refer to Note 9 of our Condensed Consolidated Financial Statements for additional information related to the nature of this charge.

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

Depreciation and amortization expense for the three months ended March 31, 2007 was $310 million, or 9.7% of revenues, compared with $328 million, or 10.2% of revenues, for the comparable prior year period. The decrease in depreciation and amortization expense in the first quarter of 2007 as compared with the prior year period is due to (i) the discontinuation of depreciation on enterprise-wide software that is now fully depreciated; (ii) landfill volume declines; and (iii) divestitures.

Restructuring

In the first quarter of 2007, certain operations and functions were restructured resulting in the recognition of a pre-tax charge of approximately $9 million. Approximately $6 million of our restructuring costs was incurred by our Corporate organization, $2 million was incurred by our Midwest Group and $1 million was incurred by our Western Group. These charges included approximately $8 million for employee severance and benefit costs and approximately $1 million related to operating lease agreements.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

Income from divestitures — We recognized $9 million of net gains on divestitures during the first quarter of 2007. The majority of these net gains relate to divestitures of operations in our Southern and Eastern Groups. Total proceeds from divestitures completed during the three months ended March 31, 2007 were $49 million, all of which were received in cash.

During the first quarter of 2006, we recognized $2 million of net gains on divestitures, consisting primarily of a sale of assets and operations in our Western Group. Total proceeds from divestitures completed during the three months ended March 31, 2006 were $4 million, all of which were received in cash.

Asset impairments — During the first quarter of 2007, we recorded impairment charges of $10 million attributable to two landfills in our Southern Group. The impairments were necessary as a result of the re-evaluation of our business alternatives for one landfill and the expiration of a contract that we had expected would be renewed that had significantly contributed to the volumes for the second landfill.

Income From Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three month periods ended March 31 and provides explanations of significant factors contributing to the identified variances (in millions):

	Three Months
	Ended
	March 31,		Period-to-Period
	2007	2006	Change

Eastern	$120	$92	$28	30.4%
Midwest	98	89	9	10.1
Southern	208	207	1	*
Western	154	127	27	21.3
Wheelabrator	36	59	(23)	(39.0)
Recycling	19	7	12	*
Other	(8)	8	(16)	*

	627	589	38	6.5
Corporate and Other	(146)	(154)	8	5.2

Total	$481	$435	$46	10.6%

*	Percentage change does not provide a meaningful comparison.

Overview — Increased yield on base business, particularly in our collection operations, and our continued focus on controlling costs through operating efficiencies significantly improved the operating income of our geographic Groups for the three months ended March 31, 2007. While these improvements in operating income were partially offset by the effects of declines in revenues due to lower volumes in our collection line of business, we have seen that our Groups’ operating margins have been favorably affected by the shedding of this lower margin business.

Other significant items affecting the comparability of the operating segments’ results of operations for the three-month periods ended March 31, 2007 and 2006 are summarized below:

Eastern — The Group’s operating income during the first quarter of 2007 includes a $15 million decrease in disposal fees and taxes due to the favorable resolution of a disposal tax matter. The impact of this resolution is included as a component of “Operating” expenses in our Statement of Operations.

Southern — During the first quarter of 2007, the Group recorded $10 million of impairment charges attributable to two of its landfills. This charge was largely offset by a gain on divestiture of $7 million, which was also recognized during the current quarter.

Wheelabrator — During the first quarter of 2007, the Group purchased an independent power production plant that it had previously operated through a lease agreement. The early termination of the lease agreement resulted in charges of approximately $21 million. These charges have been included in other “Operating” expenses in our Statement of Operations.

Recycling — The Group’s operating income for the first quarter of 2007 benefited from substantial increases in market prices for commodities. In addition, the Group has experienced significant returns on operational improvements, including an increased focus on maintaining or reducing rebates made to suppliers.

Significant items affecting the comparability of the remaining components of our results of operations for the three-month periods ended March 31, 2007 and 2006 are summarized below:

Other — The unfavorable change in the operating results is primarily due to the deconsolidation of a variable interest entity in April 2006 and certain quarter-end adjustments recorded in consolidation related to our reportable segments that, due to timing, were not included in the measure of segment income from operations used to assess their performance for the periods disclosed.

Corporate and Other — The decline in expenses in the current quarter as compared with the prior year quarter is primarily due to (i) a $19 million charge during the first quarter of 2006 to record our estimate of unrecorded obligations associated with unclaimed property, which has been partially offset by $4 million of similar charges recognized during the first quarter of 2007 as a result of a settlement reached with one of the states participating in our unclaimed property audits; (ii) a decline in risk management expenses; and (iii) the discontinuation of depreciation for enterprise-wide software that is now fully depreciated. Partially offsetting these favorable changes is the recognition of approximately $6 million of restructuring charges during the first quarter of 2007 for employee severance and benefit costs.

Other Components of Net Income

The following table summarizes the other major components of our net income for the three month periods ended March 31 (in millions):

	Three Months
	Ended
	March 31,		Period-to-Period
	2007	2006	Change

Interest expense	$(135)	$(136)	$1	(0.7)%
Interest income	18	9	9	*
Equity in net losses of unconsolidated entities	(24)	(8)	(16)	*
Minority interest	(10)	(12)	2	(16.7)
Other, net	1	1	—	*
Provision for income taxes	109	103	6	5.8%

*	Percentage change does not provide a meaningful comparison.

Interest income — The increase in interest income from the prior year quarter is primarily a result of $7 million of interest income received in connection with a favorable resolution of a disposal tax matter in our Eastern Group. The favorable resolution of this matter also had a $15 million favorable impact on our disposal fees and taxes, which are a component of our “Operating” expenses.

Equity in net losses of unconsolidated entities — In 2004, we acquired an equity interest in two coal-based, synthetic fuel production facilities. The activities of these facilities drive our “Equity in net losses of unconsolidated entities.” Our equity in the losses of these Facilities was $27 million and $10 million for the three months ended March 31, 2007 and 2006, respectively. The increase in these losses in 2007 as compared with the prior year period is attributable to the effect of a partial phase-out of Section 45K credits on our contractual obligations associated with funding the Facilities’ losses. The current quarter includes the impact of an estimated 30% phase-out while the first quarter of 2006 included the impact of an estimated 61% phase-out. As discussed in Note 5 of our Condensed Consolidated Financial Statements, if, for any reason, the tax credits generated by the Facilities cease to be allowable, we could cease making payments in the period that determination is made and not incur equity losses in future periods. The equity losses generated by the Facilities were more than offset by the tax benefit realized as a result of these investments as discussed below within Provision for income taxes.

Provision for income taxes — Our effective tax rate for the three months ended March 31, 2007 and 2006 has benefited from the favorable impact of non-conventional fuel tax credits derived from our landfills and our investments in two coal-based, synthetic fuel production facilities discussed in the Equity in net losses of unconsolidated entities section above. These tax credits are available through 2007 pursuant to Section 45K of the Internal Revenue Code, and may be phased out if the price of oil exceeds a threshold annual average price determined by the IRS. We have developed our current expectations for the phase-out of Section 45K credits using market information for current and forward-looking oil prices as of March 31, 2007. Accordingly, our current estimated effective tax rate could be materially different than our actual 2007 effective tax rate if our expectations for oil prices for the year are inconsistent with actual results. Our synthetic fuel production facility investments resulted in a decrease in our tax provision of $33 million for the three months ended March 31, 2007 and $12 million for the three months ended March 31, 2006.

Liquidity and Capital Resources

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

The following is a summary of our cash, restricted trust and escrow accounts and debt balances as of March 31, 2007 and December 31, 2006 (in millions):

	March 31,	December 31,
	2007	2006

Cash and cash equivalents	$471	$614
Short-term investments available for use	46	184

Total cash, cash equivalents and short-term investments available for use	$517	$798

Restricted trust and escrow accounts:
Tax-exempt bond funds	$62	$94
Closure, post-closure and environmental remediation funds	223	219
Debt service funds	45	45
Other	22	19

Total restricted trust and escrow accounts	$352	$377

Debt:
Current portion	$759	$822
Long-term portion	7,464	7,495

Total debt	$8,223	$8,317

Percentage of total debt at variable interest rates	37%	36%

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$25	$19

As of March 31, 2007, the current portion of our debt includes $300 million of 7.125% senior notes that mature in October 2007, $303 million of advances outstanding under our Canadian credit facility and $62 million of tax-exempt project bonds. Generally, we expect to repay these obligations with available cash at maturity. However, we may also consider refinancing current debt obligations on a long-term basis when we believe that alternative uses for our cash flow would provide greater returns for our business.

We maintain a five-year, $2.4 billion revolving credit facility that matures in August 2011. This facility is currently used to support letters of credit issued for our bonding and financial assurance needs, but may also be used as a source of liquidity.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three month periods ended March 31 (in millions):

	Three Months Ended
	March 31,
	2007	2006

Net cash provided by operating activities	$538	$623

Net cash used in investing activities	$(36)	$(413)

Net cash used in financing activities	$(645)	$(421)

Net Cash Provided by Operating Activities — Cash flows from operations declined $85 million, or 14%, for the first quarter of 2007 when compared with the first quarter of 2006. In general, the decline in the current period can be attributed to comparative changes in our receivables, other current assets and other liabilities and a year over year increase in our annual bonus payout.

The change in our receivables balances provided a source of cash of $51 million in 2007 compared with a source of cash of $99 million in 2006, a decrease of $48 million. Seasonal declines in revenues between our fourth and first quarters typically result in a decline in trade receivables in the first quarter. In the first quarter of 2006, we experienced a greater decline in revenues than we did in the current period. The sharper sequential quarter revenue decline in 2006 resulted in a more significant decline in trade receivables during the first quarter of 2006, causing a greater increase in the cash provided by changes in receivables. The sequential revenue decline in the first quarter of 2007 was less significant, resulting in a year over year decrease in the amount of cash provided by changes in receivables. We have made great strides in improving our collections over the past couple of years, which also contributed to the source of cash in 2006. We believe we are beginning to experience maturation of processes implemented to assist our collection efforts and, as a result, we are seeing less improvement on a year-over-year basis.

The changes in other current assets and other liabilities in the first quarter of 2007 as compared with 2006 are largely due to changes in insurance-related activities. The use of cash from other current assets is higher in the first quarter of 2007 compared with 2006 because of a change in the timing of payments for certain of our insurance premiums. The unfavorable change in other liabilities is due in large part to comparative differences in our auto insurance retention liabilities. Effective January 1, 2006 we increased the per-incident deductible for our auto insurance programs to $1 million from $20,000. This additional retention of risk resulted in an increase in our recorded liabilities, which in turn provided a significant source of cash in the Statement of Cash Flows in 2006. The per incident deductible remains the same in 2007 and, therefore, we did not experience a similar increase in our risk management liabilities.

We pay out our annual bonuses in the first quarter of each year. As discussed throughout 2006, our bonus expense associated with the year ended December 31, 2006 was substantially higher than in 2005 due to the overall improvement in our performance. Accordingly, relatively higher bonus pay outs in the first quarter of 2007 had a negative effect on the comparability of our operating cash flows.

Net Cash Used in Investing Activities — We used $36 million of our cash resources for investing activities during 2007, a decrease of $377 million compared with 2006. The decline in cash used in investing activities is primarily due to (i) a $366 million increase in net cash flows provided by purchases and sales of short-term investments; and (ii) a $51 million increase in proceeds from divestitures of businesses (net of cash divested) and other sales of assets. These additional sources of cash were partially offset by a $41 million increase in capital spending.

In the first quarter of 2007, net sales of short-term investments provided $138 million of cash, while net purchases of short-term investments resulted in cash outflows of $228 million in the first quarter of 2006. The cash provided by net sales of short-term investments in 2007 was used to fund our common stock repurchases, dividend payments and debt repayments, which are discussed below. The net purchase activity in 2006 was principally due to an increase in available cash.

Proceeds from divestitures of businesses (net of cash divested) and other sales of assets were approximately $69 million during the three months ended March 31, 2007 compared with $18 million during the comparable prior year period. In both periods these cash flows have been driven by our focus on divesting under-performing and non-strategic operations. In April of 2007, we received proceeds of approximately $110 million for the divestiture of certain operations in our Eastern and Recycling Groups. This divestiture resulted in a gain of approximately $25 million, which will be included in our second quarter 2007 results of operations.

We used $272 million during 2007 for capital expenditures, compared with $231 million in 2006. Funds received from our restricted trust and escrow accounts, which are generated from the issuance of tax-exempt bonds, continued to contribute to our capital expenditure activities. During 2007, we used $33 million of these funds for our capital needs compared with $48 million during the first quarter of 2006.

Net Cash Used in Financing Activities — We used $645 million of our cash resources for financing activities during 2007, an increase of $224 million compared with 2006. The increase was primarily driven by (i) increased share repurchases and dividends; (ii) a decline in proceeds from the exercise of common stock options and warrants and related tax benefits; and (iii) an increase in net debt repayments. Other financing activities, which primarily consists of changes in our cash overdraft position, resulted in a year-over-year decline in cash used in financing activities of $67 million.

During the three months ended March 31, 2007, we repurchased 14.7 million shares of our common stock in open market transactions for an aggregate of $511 million. Approximately $24 million of our first quarter 2007 share repurchases was paid in April 2007. We repurchased 11.8 million shares of our common stock for $387 million during the three months ended March 31, 2006, of which $12 million was settled in cash in April 2006.

During the first quarter of 2007, the Company paid a quarterly dividend of $0.24 per share for an aggregate of $126 million compared with a $0.22 per share dividend paid in the first quarter of 2006 for an aggregate of $121 million.

Our 2006 and 2007 share repurchases have been made in accordance with a three-year capital allocation program that was approved by our Board of Directors, which authorizes up to $1.2 billion of combined share repurchases and dividend payments each year during 2005, 2006 and 2007. In June 2006, our Board of Directors approved up to $350 million of additional share repurchases for 2006, increasing the maximum amount of capital to be allocated to our share repurchases and dividend payments for 2006 to $1.55 billion. In March 2007, our Board of Directors approved up to $600 million of additional share repurchases for 2007, increasing the maximum amount of capital available for our share repurchases and dividend payments for 2007 to $1.8 billion. Share repurchases and dividend payments during the remainder of 2007 year will be made within our capital allocation program at the discretion of our Board of Directors and management, and will depend on various factors, including our net earnings, financial condition and projected cash requirements.

The exercise of common stock options and warrants and the related excess tax benefits generated a total of $41 million of financing cash flow during 2007, a decrease of $102 million from the comparable prior year period. The significant amount of financing cash flow in 2006 was due to increased exercise activity after our Board of Directors accelerated vesting of all outstanding stock options in December 2005.

In the first quarter of 2007, net debt repayments were $108 million as compared with $36 million in debt repayments during the first quarter of 2006. The repayment of tax-exempt bonds and outstanding advances under our Canadian credit facility were the primary components of our current year net debt repayment activity.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 5 to our Condensed Consolidated Financial Statements, we have significant liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 9 to the Condensed Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2007 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

There have been no material changes from risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006 in response to Item 1A to Part I of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2004, the Company announced that its Board of Directors approved a capital allocation program that included the authorization of up to $1.2 billion of stock repurchases and dividend payments annually for each of 2005, 2006 and 2007. In March 2007, our Board of Directors approved up to $600 million of additional share repurchases for 2007, increasing the maximum amount of capital available for our share repurchases and dividend payments for 2007 to $1.8 billion. All of the common stock repurchases made in 2007 have been pursuant to this capital allocation program. The following table summarizes our first quarter 2007 activity:

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

January 1 — 31	1,368,300	$37.12	1,368,300	$1,023 Million
February 1 — 28	7,708,520	$34.99	7,708,520	$753 Million
March 1 — 31	5,593,064	$33.98	5,593,064	$1,163 Million

Total	14,669,884	$34.80	14,669,884

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

(b)	For each period presented, the maximum dollar value of shares that may yet be purchased under the program has been provided as of the end of such period. These amounts are not necessarily an indication of the amount we intend to repurchase during the remainder of the year. As discussed above, the amount of capital available for share repurchases during 2007 is $1.8 billion, net of dividends paid. During the three months ended March 31, 2007, we paid $126 million in dividends. The maximum dollar value of shares that may be purchased under the program included in the table above includes the effect of these dividend payments as if all payments had been made at January 1, 2007. However, this amount does not include the impact of dividend payments we expect to make throughout the remainder of 2007 as a result of future dividend declarations.

Item 6.	Exhibits.

Exhibit
No.		Description

3.2	—	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of Form 8-K dated March 1, 2007).
12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ ROBERT G. SIMPSON
Robert G. Simpson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

WASTE MANAGEMENT, INC.

By:	/s/ GREG A. ROBERTSON
Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: April 27, 2007

Exhibit Index

Exhibit
No.		Description

3.2	—	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of Form 8-K dated March 1, 2007).
12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.