Form 10-Q
period 2007-06-30
WASTE MANAGEMENT INC
filed 2007-07-31
CIK 823768

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 25, 2007 was 519,108,681 (excluding treasury shares of 111,173,780).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$570	$614
Accounts receivable, net of allowance for doubtful accounts of $45 and $51, respectively	1,669	1,650
Other receivables	154	208
Parts and supplies	102	101
Deferred income taxes	80	82
Other assets	286	527

Total current assets	2,861	3,182
Property and equipment, net of accumulated depreciation and amortization of $12,432 and $11,993, respectively	11,096	11,179
Goodwill	5,359	5,292
Other intangible assets, net	118	121
Other assets	750	826

Total assets	$20,184	$20,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$563	$693
Accrued liabilities	1,151	1,298
Deferred revenues	451	455
Current portion of long-term debt	526	822

Total current liabilities	2,691	3,268
Long-term debt, less current portion	7,723	7,495
Deferred income taxes	1,315	1,365
Landfill and environmental remediation liabilities	1,292	1,234
Other liabilities	809	741

Total liabilities	13,830	14,103

Minority interest in subsidiaries and variable interest entities	284	275

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,524	4,513
Retained earnings	4,739	4,410
Accumulated other comprehensive income	180	129
Treasury stock at cost, 111,430,680 and 96,598,567 shares, respectively	(3,379)	(2,836)

Total stockholders’ equity	6,070	6,222

Total liabilities and stockholders’ equity	$20,184	$20,600

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating revenues	$3,358	$3,410	$6,546	$6,639

Costs and expenses:
Operating	2,092	2,199	4,126	4,299
Selling, general and administrative	343	328	696	696
Depreciation and amortization	322	345	632	673
Restructuring	1	—	10	—
(Income) expense from divestitures, asset impairments and unusual items	(33)	(27)	(32)	(29)

	2,725	2,845	5,432	5,639

Income from operations	633	565	1,114	1,000

Other income (expense):
Interest expense	(132)	(138)	(267)	(274)
Interest income	11	20	29	29
Equity in net earnings (losses) of unconsolidated entities	(22)	10	(46)	2
Minority interest	(11)	(10)	(21)	(22)
Other, net	1	—	2	1

	(153)	(118)	(303)	(264)

Income before income taxes	480	447	811	736
Provision for income taxes	142	30	235	133

Net income	$338	$417	$576	$603

Basic earnings per common share	$0.65	$0.77	$1.10	$1.11

Diluted earnings per common share	$0.64	$0.76	$1.09	$1.09

Cash dividends declared per common share (1st quarter 2006 dividend of $0.22 per share declared in December 2005, paid in March 2006)	$0.24	$0.22	$0.48	$0.22

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months
	Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income	$576	$603
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	16	19
Depreciation and amortization	632	673
Deferred income tax provision	(38)	3
Minority interest	21	22
Equity in net (earnings) losses of unconsolidated entities, net of distributions	21	12
Net gain from disposal of assets	(16)	(11)
Effect of (income) expense from divestitures, asset impairments and unusual items	(32)	(29)
Excess tax benefits associated with equity-based transactions	(20)	(31)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	5	(31)
Other current assets	(19)	(8)
Other assets	7	(4)
Accounts payable and accrued liabilities	(48)	(91)
Deferred revenues and other liabilities	(30)	53

Net cash provided by operating activities	1,075	1,180

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(46)	(27)
Capital expenditures	(481)	(527)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	216	155
Purchases of short-term investments	(743)	(1,707)
Proceeds from sales of short-term investments	803	1,499
Net receipts from restricted trust and escrow accounts	81	86
Other	(14)	(38)

Net cash used in investing activities	(184)	(559)

Cash flows from financing activities:
New borrowings	315	96
Debt repayments	(452)	(149)
Common stock repurchases	(683)	(627)
Cash dividends	(251)	(240)
Exercise of common stock options and warrants	111	202
Excess tax benefits associated with equity-based transactions	20	31
Minority interest distributions paid	(12)	(8)
Other	15	(23)

Net cash used in financing activities	(937)	(718)

Effect of exchange rate changes on cash and cash equivalents	2	—

Increase (decrease) in cash and cash equivalents	(44)	(97)
Cash and cash equivalents at beginning of period	614	666

Cash and cash equivalents at end of period	$570	$569

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated	Restricted
			Additional		Other	Stock
	Common Stock		Paid-In	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Shares	Amount

Balance, December 31, 2005	630,282	$6	$4,486	$3,615	$126	$(2)	(78,029)	$(2,110)
Net income	—	—	—	1,149	—	—	—	—
Cash dividends declared	—	—	—	(355)	—	—	—	—
Cash dividends adjustment	—	—	—	1	—	—	—	—
Equity-based compensation transactions, net of taxes	—	—	24	—	—	2	11,483	321
Common stock repurchases	—	—	—	—	—	—	(30,965)	(1,073)
Unrealized losses resulting from changes in fair values of derivative instruments, net of taxes of $7	—	—	—	—	(11)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $3	—	—	—	—	5	—	—	—
Unrealized gains on marketable securities, net of taxes of $3	—	—	—	—	5	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	3	—	—	—
Underfunded post-retirement benefit obligations, net of taxes of $3	—	—	—	—	1	—	—	—
Other	—	—	3	—	—	—	912	26

Balance, December 31, 2006	630,282	$6	$4,513	$4,410	$129	$—	(96,599)	$(2,836)
Net income	—	—	—	576	—	—	—	—
Cash dividends declared	—	—	—	(251)	—	—	—	—
Equity-based compensation transactions, net of taxes	—	—	12	—	—	—	4,500	134
Common stock repurchases	—	—	—	—	—	—	(19,627)	(686)
Unrealized losses resulting from changes in fair values of derivative instruments, net of taxes of $14	—	—	—	—	(22)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $16	—	—	—	—	25	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	48	—	—	—
Cumulative effect of change in accounting principle	—	—	—	4	—	—	—	—
Other	—	—	(1)	—	—	—	295	9

Balance, June 30, 2007	630,282	$6	$4,524	$4,739	$180	$—	(111,431)	$(3,379)

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

We manage and evaluate our principal operations through six operating Groups, of which four are organized by geographic area and two are organized by function. The geographic Groups include our Eastern, Midwest, Southern and Western Groups, and the two functional Groups are our Wheelabrator Group, which provides waste-to-energy services, and our Waste Management Recycle America (“WMRA”) Group. We also provide additional waste management services that are not managed through our six Groups, which are presented in this report as “Other.”

The Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Accounting Change — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. In addition, FIN 48 provides guidance on the de-recognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties.

As disclosed in our Form 10-Q for the quarterly period ended March 31, 2007, we adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, on January 1, 2007, we recognized, as a cumulative effect of change in accounting principle, a $121 million increase in our liability for unrecognized tax benefits, a $36 million increase in our non-current deferred tax assets and an $85 million reduction to our beginning retained earnings.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 2, 2007, after our first quarter 2007 Form 10-Q was filed, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP No. 48-1”), to provide guidance associated with the criteria that must be evaluated in determining if a tax position has been effectively settled and should be recognized as a tax benefit. Companies that did not initially apply FIN 48 in a manner consistent with provisions of FSP No. 48-1 are required to retrospectively apply the provisions of the FSP as of the date of initial adoption of FIN 48.

The additional guidance provided by FSP No. 48-1 significantly changed the impact of our implementation of FIN 48. This is generally because our initial implementation resulted in the re-establishment of liabilities for tax positions that did not meet the ultimate settlement guidelines initially established by FIN 48 because the applicable statutes of limitations had not expired. We believe these tax positions were effectively settled as of January 1, 2007 as described by the provisions of FSP No. 48-1 largely because these positions were covered by settlements with the relevant taxing authorities. Accordingly, we have made a retrospective adjustment to our January 1, 2007 balance sheet to incorporate the effects of FSP No. 48-1. Our revised cumulative effect of change in accounting principle is a $28 million increase in our liabilities for unrecognized tax benefits, a $32 million increase in our non-current deferred tax assets and a $4 million increase in our beginning retained earnings.

In addition, during the first quarter of 2007, we reached a tax audit settlement, which, in accordance with the provisions of FIN 48 prior to the issuance of FSP No. 48-1, was not recognized in our Condensed Consolidated Statement of Operations as the applicable statutes of limitations had not expired. Applying FSP No. 48-1 retrospectively to January 1, 2007 resulted in the previously unrecognized tax benefit associated with this tax audit settlement being reflected as a reduction to our “Provision for income taxes,” increasing our previously reported “Net income” for the three months ended March 31, 2007 by $16 million, or $0.03 per diluted share.

Refer to Note 5 for additional information about our unrecognized tax benefits.

Reclassification of Cash Flow Information — Our 2006 Consolidated Statement of Cash Flows, as reported in the 2006 Annual Report on Form 10-K, included the effect of a change in classification of cash flows to exclude accrued capital spending from our reported capital expenditures and changes in accounts payable and accrued liabilities. Because this change was incorporated into our cash flow reporting processes for the first time in the fourth quarter of 2006, we will make reclassifications to our interim 2006 Condensed Consolidated Statements of Cash Flows to be included within our 2007 Quarterly Reports on Form 10-Q to conform with our current approach.

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

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2007			December 31, 2006
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$110	$43	$153	$111	$44	$155
Long-term	1,062	230	1,292	1,010	224	1,234

	$1,172	$273	$1,445	$1,121	$268	$1,389

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2006 and the six months ended June 30, 2007 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2005	$1,052	$289
Obligations incurred and capitalized	61	—
Obligations settled	(74)	(29)
Interest accretion	70	9
Revisions in estimates	14	—
Acquisitions, divestitures and other adjustments	(2)	(1)

December 31, 2006	1,121	268
Obligations incurred and capitalized	27	—
Obligations settled	(19)	(14)
Interest accretion	36	4
Revisions in estimates	4	14
Acquisitions, divestitures and other adjustments	3	1

June 30, 2007	$1,172	$273

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $227 million at June 30, 2007, and is primarily included as long-term “Other assets” in our Condensed Consolidated Balance Sheet. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iv) acquisitions or divestitures of landfills; and (v) changes in the fair value of the financial instruments held in the trust fund or escrow accounts.

3.	Current Other Assets

The primary components of current “Other assets” as of June 30, 2007 and December 31, 2006 were as follows:

Short-term investments available for use — We invest in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rate reset mechanism for these instruments results in periodic remarketing of the underlying securities through an auction process. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as current assets in our Condensed Consolidated Balance Sheets. As of June 30, 2007 and December 31, 2006, $124 million and $184 million, respectively, of investments in auction rates securities and variable rate demand notes have been included as a component of current “Other assets.” Gross purchases and sales of these investments are presented within “Cash flows from investing activities” in our Condensed Consolidated Statements of Cash Flows.

Assets held for sale — As of June 30, 2007 and December 31, 2006, our current “Other assets” included $54 million and $250 million, respectively, of operations and property held for sale. Held-for-sale assets are recorded at the lower of their carrying amount or their fair value less the estimated cost to sell. The decrease in our assets held-for-sale during 2007 is primarily due to the divestiture of operations in our Eastern, Western and Southern Groups. Refer to Note 12 for additional information.

Our quarterly assessment of held-for-sale operations includes an analysis to determine if they qualify for discontinued operations accounting. Discontinued operations are not expected to be material to our results of

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations or cash flows due to the current integration and anticipated continuing involvement of these businesses with our remaining operations.

4.	Debt

Debt

The following table summarizes the major components of debt at each balance sheet date (in millions):

	June 30,	December 31,
	2007	2006

Revolving credit and letter of credit facilities	$—	$—
Canadian credit facility (weighted average interest rate of 5.1% at June 30, 2007 and 4.8% at December 31, 2006)	310	308
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.00% to 8.75% (weighted average interest rate of 7.0% at June 30, 2007 and December 31, 2006)	4,807	4,829
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 2.9% to 7.4% (weighted average interest rate of 4.5% at June 30, 2007 and December 31, 2006)	2,443	2,440
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 3.8% to 9.3% (weighted average interest rate of 5.3% at June 30, 2007 and 5.4% at December 31, 2006)	351	352
Capital leases and other, maturing through 2036, interest rates up to 12%	338	388

	8,249	8,317
Less current portion	526	822

	$7,723	$7,495

The changes in our debt balances from December 31, 2006 are primarily related to the following:

•	Canadian credit facility — Approximately $34 million of advances matured and were repaid with available cash. The decrease in the carrying value of this obligation due to debt repayments was more than offset by increases in the carrying value of this obligation due to currency translation adjustments and interest accretion.

•	Senior notes — Fair value hedge accounting for interest rate swap contracts resulted in a $23 million decrease in the carrying value of our senior notes.

•	Tax-exempt bonds — Approximately $52 million of outstanding bonds were repaid with available cash in accordance with the bonds’ scheduled maturities. We issued $55 million of tax-exempt bonds during the second quarter of 2007. The proceeds from the issuance of the bonds were deposited directly into a trust fund and may only be used for the specific purpose for which the money was raised, which is generally the construction of collection and disposal facilities and for the equipment necessary to provide waste management services. Accordingly, the restricted funds provided by these financing activities have not been included in “New borrowings” in our Condensed Consolidated Statement of Cash Flows.

•	Capital leases and other — Approximately $51 million of our capital lease and other obligations were repaid with cash. These cash payments were largely related to our investments in the two coal-based synthetic fuel facilities discussed in Note 5.

The significant decline in the current portion of our debt from December 31, 2006 is largely due to our classification of $240 million of the borrowings under the Canadian credit facility as long-term as of June 30, 2007.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2007, we expect to repay $70 million of the outstanding advances with available cash within one year and renew the remaining borrowings under the terms of the facility, which matures in November 2008. As of December 31, 2006, we had classified all borrowings under the Canadian credit facility as current liabilities based on our expectation, at that time, that we would repay the borrowings within one year with available cash.

Our revolving credit facility and certain other financing agreements contain financial covenants. The most restrictive of these financial covenants are contained in our revolving credit facility. Our revolving credit facility and senior notes also contain certain restrictions intended to monitor our level of indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of June 30, 2007, we were in compliance with the covenants and restrictions under all of our debt agreements.

5.	Income Taxes

The Company is subject to income tax in the United States, Canada and Puerto Rico. Current tax obligations associated with our provision for income taxes are reflected in the accompanying Condensed Consolidated Balance Sheets as a component of “Accrued liabilities,” and the deferred tax obligations are reflected in “Deferred income taxes.” As discussed in Note 1, we adopted FIN 48 and have retrospectively applied FSP No. 48-1 effective January 1, 2007. As a result of both of these adoptions, we recognized, as a cumulative effect of change in accounting principle, a $28 million increase in our liabilities for unrecognized tax benefits, a $32 million increase in our non-current deferred tax assets and a $4 million increase in our beginning retained earnings.

Upon adoption of FIN 48 and the retrospective application of the provisions of FSP No. 48-1, our income tax liabilities included a total of approximately $101 million for unrecognized tax benefits, excluding accrued interest liabilities, which are discussed below. These liabilities are primarily included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. During the three and six months ended June 30, 2007, we reached audit settlements on various federal and state tax matters that resulted in the effective settlement of $11 million and $27 million, respectively, of previously unrecognized tax benefits. The recognition of these previously unrecognized tax benefits reduced our “Provisions for income taxes” and increased our “Net income.” All of our unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our Condensed Consolidated Statements of Operations. We elected this accounting policy, which is a continuation of our historical policy, in connection with our adoption of FIN 48. As of January 1, 2007, we had accrued interest liabilities of $16 million related to unrecognized tax benefits, which are also primarily included as a component of long-term “Other liabilities.” We do not have any accrued liabilities for penalties related to unrecognized tax benefits.

The Company is currently under federal audit by the Internal Revenue Service for the tax years 2006 and 2007, as well as by several state and local jurisdictions dating back to 1999. In addition, several of the Company’s subsidiaries are open to examination in Canada dating back to 2002. We anticipate that approximately $7 million of unrecognized tax benefits, including accrued interest, and $2 million of related deferred tax assets may be reversed within the next twelve months.

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2007 is primarily due to the effects of the favorable impact of non-conventional fuel tax credits and tax audit settlements, discussed below, which were partially offset by the unfavorable impact of state and local income taxes and nondeductible goodwill associated with divestitures. In addition, during the second quarter of 2007, we recognized tax benefits related to scheduled tax rate reductions in

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canada and an $8 million increase in state tax credits, both of which resulted in the revaluation of our related deferred tax balances.

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2006 is primarily due to favorable effects of tax audit settlements offset in part by state and local income taxes and the impact of nondeductible goodwill associated with our divestitures. Non-conventional fuel tax credits also had an unfavorable impact on our effective tax rate for the three months ended June 30, 2006, but favorably affected our effective tax rate for the six months ended June 30, 2006. Additionally, in the second quarter of 2006 we realized a tax benefit due to scheduled tax rate reductions in Canada and the resulting revaluation of related deferred tax balances.

We evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.

Non-conventional fuel tax credits — The impact of non-conventional fuel tax credits on our effective tax rate is derived from methane gas projects at our landfills and our investments in two coal-based, synthetic fuel production facilities (the “Facilities”). The fuel generated from our landfills and the Facilities qualifies for tax credits through 2007 pursuant to Section 45K of the Internal Revenue Code.

Section 45K tax credits begin phasing out if the price of crude oil exceeds an annual average price threshold determined by the U.S. Internal Revenue Service. Our effective tax rate for the three and six months ended June 30, 2007 reflects our current expectations for the partial phase-out of Section 45K tax credits generated during 2007. We have developed our current expectations for the phase-out of 29% of Section 45K credits using market information for current and forward-looking oil prices as of June 30, 2007. Accordingly, our current estimated effective tax rate could be materially different than our actual 2007 effective tax rate if our expectations for oil prices for the year are inconsistent with actual results.

Our effective tax rate for the three and six months ended June 30, 2006 reflected (i) our expectations for the phase-out of 78% of Section 45K tax credits generated during 2006 and (ii) the impact of the suspension of operations at the Facilities, which occurred in May 2006. When considering these items, our estimated recurring effective tax rate as of June 30, 2006 was 39.3%, a 2.2 percentage point increase in our estimated effective tax rate from March 31, 2006. This increase resulted in additional provision for income taxes and a reduction in our net income of $16 million for the three and six months ended June 30, 2006. Our estimate of the 2006 phase-out was revised quarterly and, at year-end, was estimated to be approximately 36%.

On April 4, 2007, the IRS established the final phase-out of Section 45K credits generated during 2006 at approximately 33%. The impacts of this revision in estimate were included in our “Equity in net losses of unconsolidated entities” and our “Provision for income taxes” for the three months ended March 31, 2007.

Our minority ownership interests in the Facilities result in the recognition of our pro-rata share of the Facilities’ losses, the amortization of our investments and additional expense associated with other estimated obligations all being recorded as “Equity in net losses of unconsolidated entities” within our Condensed Consolidated Statements of Operations. The equity losses and associated tax benefits would not have been incurred if we had not acquired the minority ownership interest in the Facilities. If it were determined the tax credits generated by the Facilities were no longer allowable under Section 45K of the Internal Revenue Code, we could cease making payments in the period that determination is made and not incur these losses in future periods. As discussed above, our effective tax rates for the three and six months ended June 30, 2007 and 2006 include the effect of a partial phase-out of Section 45K credits generated during 2007 and 2006. Our “Equity in net losses of unconsolidated entities” for the three and six months ended June 30, 2007 and 2006 also reflect the impact of a partial phase-out of Section 45K credits on our contractual obligations to fund the Facilities’ losses. Although we currently project that we will not be able to recognize 29% of the tax credits generated during 2007, we are required to fund 100% of our pro-rata portion of the Facilities’ losses and production costs for 2007 operations. Amounts paid to the Facilities’ for which we do not ultimately realize a tax benefit are refundable to us, subject to certain limitations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the impact of our investments in the Facilities on our Condensed Consolidated Statements of Operations (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Equity in net earnings (losses) of unconsolidated entities(a)	$(23)	$9	$(50)	$(1)
Interest expense	(1)	(1)	(1)	(2)

Income (loss) before income taxes	(24)	8	(51)	(3)
Provision for (benefit from) income taxes(b)	(31)	3	(64)	(9)

Net income	$7	$5	$13	$6

a)	For the three and six months ended June 30, 2006, our “Equity in net earnings (losses) of unconsolidated entities” included (i) the recognition of expense for contractual obligations associated with the Facilities’ operations during 2006, which was more than offset by (ii) a cumulative adjustment necessary to appropriately reflect our life-to-date obligations to fund the costs of operating the Facilities and the value of our investment. We determined that the recognition of the cumulative adjustment was not material to our Statements of Operations.

b)	The benefit from income taxes attributable to the Facilities includes tax credits of $21 million and $44 million for the three and six months ended June 30, 2007, respectively, and $1 million and $8 million for the three and six months ended June 30, 2006, respectively. For the three months ended June 30, 2006, our “Provision for (benefit from) income taxes” included the reversal of a portion of the tax credits recognized during the first quarter of 2006, which more than offset the tax benefits associated with activity for the second quarter of 2006. We reversed a portion of the tax credits recognized during the three months ended March 31, 2006 to reflect (i) the Facilities’ suspension of operations from mid-May 2006 to late September 2006, which results in the tax credits generated during the first and second quarters of 2006 being recognized ratably over the entire year; and (ii) the change in our expectations associated with the phase-out of Section 45K credits, which we had increased from an estimated phase-out of 61% at March 31, 2006 to a phase-out of 78% as of June 30, 2006.

The tax credits generated by our landfills are provided by our Renewable Energy Program, under which we develop, operate and promote the beneficial use of landfill gas. Our recorded taxes for the three and six months ended June 30, 2007 include benefits of $8 million and $14 million, respectively, from tax credits generated by our landfill gas-to-energy projects. This compares with $1 million and $3 million, respectively, for the same periods in 2006.

Tax audit settlements — During the three and six months ended June 30, 2007, we settled various federal and state tax audits, resulting in a reduction in income tax expense of $11 million, or $0.02 per diluted share, for the three months ended June 30, 2007 and $27 million, or $0.05 per diluted share, for the six months ended June 30, 2007.

When excluding the effect of interest income, the settlement of various federal and state tax audit matters during the second quarter of 2006 resulted in a reduction in income tax expense of $128 million, or $0.23 per diluted share, for the three months ended June 30, 2006 and $134 million, or $0.24 per diluted share, for the six months ended June 30, 2006. These tax audit settlements resulted in a 28.7 percentage point reduction in our effective tax rate for the three months ended June 30, 2006 and an 18.2 percentage point reduction in our effective tax rate for the six months ended June 30, 2006. We also recognized $5 million of interest income, or $3 million net of tax, as a result of these settlements during the three and six months ended June 30, 2006.

Canada statutory rate change — During the second quarter of 2007, the Canadian federal government enacted tax rate reductions. During the second quarter of 2006, the Canadian federal government and several Canadian provinces enacted tax rate reductions. Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, requires that deferred tax balances be revalued to reflect the tax rate changes. The revaluations

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulted in a $3 million tax benefit for the three and six months ended June 30, 2007 and a $20 million tax benefit for the three and six months ended June 30, 2006.

6.	Comprehensive Income

Comprehensive income represents all changes in our equity except for changes resulting from investments by, and distributions to, stockholders. Comprehensive income was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$338	$417	$576	$603

Other comprehensive income (loss):
Unrealized gains (losses) resulting from changes in the fair value of derivative instruments, net of taxes	(18)	4	(22)	(2)
Realized losses on derivative instruments reclassified into earnings, net of taxes	22	1	25	—
Unrealized gains (losses) on marketable securities, net of taxes	—	(2)	—	1
Translation adjustment of foreign currency statements	43	28	48	24

Other comprehensive income (loss)	47	31	51	23

Comprehensive income	$385	$448	$627	$626

The unrealized losses resulting from changes in the fair value of derivative instruments and realized losses on derivative instruments reclassified into earnings recognized during the three and six months ended June 30, 2007 are largely related to currency derivatives we have outstanding to hedge the impact of foreign currency translation on cash flows of intercompany Canadian-currency denominated debt transactions. These derivative contracts effectively mitigated the impact of the hedged transactions, resulting in an immaterial impact to our results of operations for the periods presented.

The components of accumulated other comprehensive income were as follows (in millions):

	June 30,	December 31,
	2007	2006

Accumulated unrealized loss on derivative instruments, net of tax benefit	$(30)	$(33)
Accumulated unrealized gain on marketable securities, net of taxes	10	10
Cumulative translation adjustment of foreign currency statements	199	151
Underfunded post-retirement benefit obligations, net of taxes	1	1

	$180	$129

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Earnings Per Share

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Number of common shares outstanding at end of period	518.9	541.9	518.9	541.9
Effect of using weighted average common shares outstanding	0.1	2.4	5.3	3.4

Weighted average basic common shares outstanding	519.0	544.3	524.2	545.3
Dilutive effect of equity-based compensation awards, warrants and other contingently issuable shares	4.9	5.4	4.9	5.6

Weighted average diluted common shares outstanding	523.9	549.7	529.1	550.9

Potentially issuable shares	20.2	29.2	20.2	29.2
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2.8	4.5	3.1	4.9

8.	Common Stock Dividends and Common Stock Repurchases

In October 2004, our Board of Directors approved a capital allocation program that provided for up to $1.2 billion of combined stock repurchases and dividend payments for each of 2005, 2006 and 2007. In June 2006, our Board of Directors increased the amount of capital available for share repurchases in 2006 by $350 million. In March 2007, our Board of Directors approved up to $600 million of additional share repurchases for 2007, increasing the maximum amount of capital to be allocated to our share repurchases and dividend payments in 2007 to $1.8 billion. Aggregate dividend payments and share repurchases under the capital allocation program were $300 million and $371 million during the three months ended June 30, 2007 and 2006, respectively, and $937 million and $879 million during the six months ended June 30, 2007 and 2006, respectively.

We declared and paid a $0.24 per share dividend in both the first and second quarters of 2007. The first quarter dividend was declared in March 2007 and paid on March 23, 2007 to shareholders of record as of March 12, 2007 for an aggregate of $126 million. The second quarter dividend was declared in May 2007 and paid on June 22, 2007 to shareholders of record as of June 4, 2007 for an aggregate of $125 million. We paid a $0.22 per share dividend in both the first and second quarters of 2006. The first quarter dividend was declared in December 2005 and paid on March 24, 2006 to shareholders of record as of March 6, 2006 for an aggregate of $121 million. The second quarter dividend was declared in May 2006 and paid on June 23, 2006 to shareholders of record as of June 5, 2006 for an aggregate of $119 million. All future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board may deem relevant.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of activity under our stock repurchase programs for each period presented:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007(a)	2006(b)	2007	2006

Shares repurchased (in thousands)	4,957	6,938	19,627	18,787
Per share purchase price	$34.16 — $39.99	$34.46 — $38.16	$33.02 — $39.99	$32.23 — $38.16
Total repurchases (in millions)	$175	$252	$686	$639

(a)	Approximately $3 million of our second quarter 2007 share repurchases was paid in July 2007.

(b)	Approximately $12 million of our second quarter 2006 share repurchases was paid in July 2006.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We also have guaranteed the obligations of third parties. These guarantee agreements include guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of approximately $15 million; agreements spanning the life of certain landfills guaranteeing the market value of homeowners’ properties adjacent to landfills; and the guarantee of interest rate swap obligations of the funding entity in connection with our letter of credit facility. We currently do not believe it is reasonably likely that we would be called on to perform under these guarantees and do not believe that any of the obligations would have a material effect on our financial position, results of operations and cash flows.

We also provide indemnification to third parties in the normal course of business, most notably in connection with the sales of businesses or assets. These indemnifications generally provide that we will be responsible for liabilities associated with events that occurred prior to closing the transaction. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. The costs associated with any additional consideration requirements are accounted for as incurred.

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

Estimating our degree of responsibility for remediation of a particular site is inherently difficult and determining the method and ultimate cost of remediation requires that a number of assumptions be made. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities that could be material. There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $190 million higher than the $273 million recorded in the Condensed Consolidated Financial Statements as of June 30, 2007. Our ongoing review of our remediation liabilities could result in revisions that could cause upward or downward adjustments to income from operations. These adjustments could also be material in any given period.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2007, we had been notified that we are a PRP in connection with 75 locations listed on the EPA’s National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own were initially developed by others as landfill disposal facilities. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at or near the time that we make the remedial expenditures. The other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is known as CERCLA or Superfund.

The majority of these proceedings involve allegations that certain of our subsidiaries (or their predecessors) transported hazardous substances to the sites, often prior to our acquisition of these subsidiaries. CERCLA generally provides for liability for those parties owning, operating, transporting to or disposing at the sites. Proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and remediation, which costs could be substantial and could have a material adverse effect on our consolidated financial statements. At some of the sites at which we have been identified as a PRP, our liability is well defined as a consequence of a governmental decision and an agreement among liable parties as to the share each will pay for implementing that remedy. At other sites, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain. Any of these matters potentially could have a material adverse effect on our consolidated financial statements.

Litigation — In December 1999, an individual brought an action against the Company, five former officers of WM Holdings, and WM Holdings’ former independent auditor, Arthur Andersen LLP, in Illinois state court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998. The action is for alleged acts of common law fraud, negligence and breach of fiduciary duty. This case has remained in the pleadings stage for the last several years due to numerous motions and rulings by the court related to the viability of these claims. The defendants had removed the case to federal court, but in 2006 agreed to the matter being handled in state court as originally filed. The Company believes recent U.S. Supreme Court decisions in other cases require the Illinois trial court to rule that this matter cannot proceed as a class action. Only limited discovery has occurred and the defendants continue to defend themselves vigorously. The extent of possible damages, if any, in this action cannot yet be determined.

In April 2002, a former participant in WM Holdings’ ERISA plans and another individual filed a lawsuit in Washington, D.C. against WMI, WM Holdings and others, attempting to increase the recovery of a class of ERISA plan participants based on allegations related to both the events alleged in, and the settlements relating to, the securities class action against WM Holdings that was settled in 1998 and the securities class action against us that was settled in November 2001. Subsequently, the issues related to the latter class action were dropped as to WMI, its officers and directors. The case is ongoing with respect to WM Holdings and others, and WM Holdings intends to defend itself vigorously.

From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. At June 30, 2007, there were four proceedings involving our subsidiaries where we reasonably believe that the sanctions could exceed $100,000. The matters involve allegations that subsidiaries (i) failed to comply with leachate storage requirements at an operating landfill; (ii) violated a number of state solid waste regulations and permit conditions and federal air regulations at an operating landfill; (iii) failed to meet reporting requirements under federal air regulations at an operating landfill; and (iv) failed to perform state emissions tests for diesel-powered vehicles. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, we also are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of having owned, operated or transported waste to a disposal facility that is alleged to have contaminated the environment or, in certain cases, on the basis of having conducted environmental remediation activities at sites. Some of the lawsuits may seek to have us pay the costs of monitoring of allegedly affected sites and health care examinations of allegedly affected persons for a substantial period of time even where no actual damage is proven. While we believe we have meritorious defenses to these lawsuits, the ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs’ circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other factors. Accordingly, it is possible such matters could have a material adverse impact on our consolidated financial statements.

As a large company with operations across the United States and Canada, we are subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us include commercial, customer, and employment related claims, including purported class action lawsuits related to our customer service agreements and purported class actions involving federal and state wage and hour and other laws. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered in part by insurance. We currently do not believe that any such actions will ultimately have a material adverse impact on our consolidated financial statements.

Under Delaware law, corporations are allowed to indemnify their officers, directors and employees against claims arising from their actions in such capacities if the individuals acted in good faith and in a manner they believed to be in, or not opposed to, the best interests of the corporation. Further, corporations are allowed to advance expenses to the individuals in such matters, contingent upon the receipt of an undertaking by the individuals to repay all expenses if it is ultimately determined that they did not act in good faith and in a manner they believed to be in, or not opposed to, the best interests of the corporation. WMI’s charter and bylaws currently require indemnification of its officers and directors if these standards have been met and allow the advancement of expenses to these individuals (the documents previously required indemnification to all employees if the standards were met). Additionally, WMI has entered into separate indemnification agreements with each of the members of its Board of Directors as well as its Chief Executive Officer, its President and its Chief Financial Officer. The charter and bylaw documents of certain of WMI’s subsidiaries, including WM Holdings, also include similar indemnification provisions, and some subsidiaries, including WM Holdings, entered into separate indemnification agreements with their officers and directors prior to our acquisition of them that provide for even greater rights and protections for the individuals than WMI’s charter and bylaws.

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

Tax matters — We are currently under audit by the IRS and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. We have concluded several audits in the last two years. In the first quarter of 2007, we concluded the IRS audit for the years 2004 and 2005. We are currently in the examination phase of an IRS audit for the years 2006 and 2007. We expect this audit to be completed within the next 18 months. Audits associated with state and local jurisdictions date back to 1999 and examinations associated with Canada date back to 2002. To provide for certain

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. For additional information related to our liability for unrecognized tax benefits refer to Note 5. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.

As discussed in Note 4, we have approximately $2.8 billion of tax-exempt financings as of June 30, 2007. Tax-exempt financings are structured pursuant to certain terms and conditions of the Internal Revenue Code of 1986, as amended (the “Code”), which exempts from taxation the interest income earned by the bondholders in the transactions. The requirements of the Code can be complex, and failure to comply with these requirements could cause certain past interest payments made on the bonds to be taxable and could cause either outstanding principal amounts on the bonds to be accelerated or future interest payments on the bonds to be taxable. Some of the Company’s tax-exempt financings have been, or currently are, the subject of examinations by the IRS to determine whether the financings meet the requirements of the Code and applicable regulations. It is possible that an adverse determination by the IRS could have a material adverse effect on the Company’s cash flow and results of operations.

Unclaimed property audit — We are currently undergoing unclaimed property audits. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include substantial interest and penalties, in addition to the payment of the escheat liability itself. During 2006, we submitted unclaimed property filings with all of the states except those where we were under audit, and, as a result of our findings, we determined that we had estimated unrecorded obligations associated with unclaimed property for escheatable items for various periods between 1980 and 2004. Our “Selling, general and administrative” expenses for the three months ended March 31, 2006, included a charge of approximately $19 million to fully record our estimated obligations for unclaimed property. During the three months ended March 31, 2006, we also recognized $1 million of estimated interest obligations associated with our findings. During the first quarter of 2007, we reached a settlement with the state where we had the most significant exposure related to our ongoing unclaimed property audits and recorded an additional charge of $7 million, including $4 million of “Selling, general and administrative” expenses and $3 million of “Interest expense.” We have determined that the impact of these adjustments is not material to current or prior periods’ results of operations. Although we cannot currently estimate the potential financial impacts that remaining audit findings or settlements may have, we do not expect any resulting obligations to have a material adverse effect on our consolidated results of operations or cash flows.

10.	Restructuring

In the first quarter of 2007, certain operations and functions were restructured resulting in the recognition of a charge of approximately $9 million. We incurred an additional $1 million of costs for this restructuring during the second quarter of 2007, increasing the costs incurred to date to $10 million. Approximately $7 million of our restructuring costs was incurred by our Corporate organization, $2 million was incurred by our Midwest Group and $1 million was incurred by our Western Group. These charges included approximately $8 million for employee severance and benefit costs and approximately $2 million related to operating lease agreements.

Through June 30, 2007, we had paid approximately $1 million of the employee severance and benefit costs incurred as a result of this restructuring. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the first quarter of 2009.

11.	Segment and Related Information

We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Wheelabrator and WMRA Groups. These six Groups are presented below as our reportable segments. Our segments provide integrated waste management services consisting of collection, disposal (solid waste and

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hazardous waste landfills), transfer, waste-to-energy facilities and independent power production plants that are managed by Wheelabrator, recycling services and other services to commercial, industrial, municipal and residential customers throughout the United States and in Puerto Rico and Canada. The operations not managed through our six operating Groups are presented herein as “Other.”

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

Summarized financial information concerning our reportable segments for the three and six months ended June 30 is shown in the following tables (in millions):

	Gross	Intercompany	Net	Income from
	Operating	Operating	Operating	Operations
Three Months Ended:	Revenues	Revenues(c)	Revenues(d)	(d),(e),(f)

June 30, 2007
Eastern	$849	$(171)	$678	$152
Midwest	773	(131)	642	124
Southern	928	(138)	790	208
Western	883	(116)	767	174
Wheelabrator	219	(17)	202	79
WMRA	230	(5)	225	22
Other(a)	71	(17)	54	(13)

	3,953	(595)	3,358	746
Corporate and Other(b)	—	—	—	(113)

Total	$3,953	$(595)	$3,358	$633

June 30, 2006
Eastern	$940	$(197)	$743	$112
Midwest	785	(139)	646	114
Southern	954	(146)	808	200
Western	896	(123)	773	196
Wheelabrator	226	(17)	209	77
WMRA	187	(6)	181	9
Other(a)	67	(17)	50	(21)

	4,055	(645)	3,410	687
Corporate and Other(b)	—	—	—	(122)

Total	$4,055	$(645)	$3,410	$565

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net	Income from
	Operating	Operating	Operating	Operations
Six Months Ended:	Revenues	Revenues(c)	Revenues(d)	(d),(e),(f)

June 30, 2007
Eastern	$1,639	$(317)	$1,322	$272
Midwest	1,453	(244)	1,209	222
Southern	1,847	(275)	1,572	416
Western	1,734	(224)	1,510	328
Wheelabrator	427	(34)	393	115
WMRA	445	(10)	435	41
Other(a)	138	(33)	105	(21)

	7,683	(1,137)	6,546	1,373
Corporate and Other(b)	—	—	—	(259)

Total	$7,683	$(1,137)	$6,546	$1,114

June 30, 2006
Eastern	$1,801	$(370)	$1,431	$204
Midwest	1,474	(257)	1,217	203
Southern	1,889	(288)	1,601	407
Western	1,738	(239)	1,499	323
Wheelabrator	444	(35)	409	136
WMRA	381	(11)	370	16
Other(a)	147	(35)	112	(13)

	7,874	(1,235)	6,639	1,276
Corporate and Other(b)	—	—	—	(276)

Total	$7,874	$(1,235)	$6,639	$1,000

(a)	Our “Other” revenues are from in-plant services, methane gas recovery and certain third party sub-contract and administration revenues managed by our Renewable Energy, National Accounts and Upstream organizations. “Other” operating results reflect the combined impact of (i) the services described above; (ii) non-operating entities that provide financial assurance and self-insurance support for the operating Groups or financing for our Canadian operations; and (iii) certain quarter-end adjustments recorded in consolidation related to the reportable segments that, due to timing, were not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

(b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our six operating Groups. These support services include, among other functions, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program.

(c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(d)	Fluctuations in our operating results between quarters may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and general economic conditions. Our revenues and income from operations typically reflect seasonal patterns.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes experienced during 2004 and 2005, actually increase our revenues in the areas affected. However, for several reasons, including significant start-up costs, such revenue often generates comparatively lower margins. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

(e)	The income from operations provided by our four geographic segments is generally indicative of the margins provided by our collection, landfill and transfer businesses, although these groups do provide recycling and other services that can affect these trends. The operating margins provided by our Wheelabrator segment have historically been higher than the margins provided by our base business generally due to the combined impact of long-term disposal and energy contracts and the disposal demands of the regions in which our facilities are concentrated. Income from operations provided by WMRA generally reflects operating margins typical of the recycling industry, which tend to be significantly lower than those provided by our base business. From time to time the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events.

During the first quarter of 2007, the operating results of our Eastern Group were improved by approximately $15 million due to the favorable resolution of a disposal tax matter, which was recognized as a reduction to disposal fees and taxes within our “Operating” expenses. Our Wheelabrator Group’s income from operations for the first quarter of 2007 was negatively affected by approximately $21 million of charges incurred for the early termination of a lease agreement in connection with the purchase of one of our independent power production plants. This charge was recorded as “Operating” expenses. Refer to Note 12 for an explanation of additional non-recurring transactions and events affecting the operating results of our reportable segments for the three and six months ended June 30, 2007 and 2006.

(f)	For those items included in the determination of income from operations, the accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our Form 10-K for the year ended December 31, 2006.

The table below shows the total revenues contributed by our principal lines of business (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Collection	$2,193	$2,251	$4,314	$4,410
Landfill	791	834	1,511	1,584
Transfer	433	479	822	900
Wheelabrator	219	226	427	444
Recycling and other(a)	317	265	609	536
Intercompany(b)	(595)	(645)	(1,137)	(1,235)

Operating revenues	$3,358	$3,410	$6,546	$6,639

(a)	In addition to the revenue generated by WMRA, we have included revenues generated within our four geographic operating Groups derived from recycling, methane gas operations and Port-O-Let® services in the “recycling and other” line-of-business.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Intercompany revenues between lines of business are eliminated within the Condensed Consolidated Financial Statements included herein.

12.	(Income) Expense from Divestitures, Asset Impairments and Unusual Items

Income from divestitures (net of held-for-sale impairments) — We recognized $33 million and $42 million of net gains from divestitures during the three and six months ended June 30, 2007, respectively. The net gains recognized during the first quarter of 2007 were primarily related to the divestiture of collection and disposal operations in our Southern Group and the net gains recognized during the second quarter of 2007 were primarily related to the divestiture of collection and transfer operations in our Eastern Group, WMRA operations and collection operations in our Western Group. Total proceeds from divestitures completed during the six months ended June 30, 2007 were $183 million, which were primarily received in cash.

During the three months ended June 30, 2006, we recognized $40 million of net gains as a result of the divestiture of certain operations in our Western Group. The gains were offset by a $13 million charge for operations in the Eastern group that we intended to sell as part of our divestiture program. The charge was required to reduce the carrying value of the operations to their estimated fair value less the cost to sell in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for assets to be disposed of by sale. In addition, in the first quarter of 2006, we recognized $2 million of net gains from divestitures, consisting primarily of a sale of assets and operations in our Western Group. Total proceeds from divestitures completed during the six months ended June 30, 2006 were $124 million, all of which were received in cash.

Impairments of assets held-for-use — During the first quarter of 2007, we recorded impairment charges of $10 million attributable to two landfills in our Southern Group. The impairments were necessary as a result of the re-evaluation of our business alternatives for one landfill and the expiration of a contract that we had expected would be renewed that had significantly contributed to the volumes for the second landfill.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2007
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$584	$—	$—	$(14)	$570
Other current assets	124	—	2,167	—	2,291

	708	—	2,167	(14)	2,861
Property and equipment, net	—	—	11,096	—	11,096
Investments in and advances to affiliates	9,628	9,946	—	(19,574)	—
Other assets	25	15	6,187	—	6,227

Total assets	$10,361	$9,961	$19,450	$(19,588)	$20,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$300	$—	$226	$—	$526
Accounts payable and other current liabilities	87	22	2,070	(14)	2,165

	387	22	2,296	(14)	2,691
Long-term debt, less current portion	3,790	886	3,047	—	7,723
Due to affiliates	—	—	593	(593)	—
Other liabilities	114	7	3,295	—	3,416

Total liabilities	4,291	915	9,231	(607)	13,830
Minority interest in subsidiaries and variable interest entities	—	—	284	—	284
Stockholders’ equity	6,070	9,046	9,935	(18,981)	6,070

Total liabilities and stockholders’ equity	$10,361	$9,961	$19,450	$(19,588)	$20,184

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$675	$—	$—	$(61)	$614
Other current assets	184	—	2,384	—	2,568

	859	—	2,384	(61)	3,182
Property and equipment, net	—	—	11,179	—	11,179
Investments in and advances to affiliates	9,692	9,282	—	(18,974)	—
Other assets	28	11	6,200	—	6,239

Total assets	$10,579	$9,293	$19,763	$(19,035)	$20,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$351	$—	$471	$—	$822
Accounts payable and other current liabilities	88	22	2,397	(61)	2,446

	439	22	2,868	(61)	3,268
Long-term debt, less current portion	3,810	887	2,798	—	7,495
Due to affiliates	—	—	1,404	(1,404)	—
Other liabilities	108	7	3,225	—	3,340

Total liabilities	4,357	916	10,295	(1,465)	14,103
Minority interest in subsidiaries and variable interest entities	—	—	275	—	275
Stockholders’ equity	6,222	8,377	9,193	(17,570)	6,222

Total liabilities and stockholders’ equity	$10,579	$9,293	$19,763	$(19,035)	$20,600

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2007
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,358	$—	$3,358
Costs and expenses	—	—	2,725	—	2,725

Income from operations	—	—	633	—	633

Other income (expense):
Interest income (expense)	(74)	(16)	(31)	—	(121)
Equity in subsidiaries, net of taxes	385	395	—	(780)	—
Minority interest	—	—	(11)	—	(11)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	(21)	—	(21)

	311	379	(63)	(780)	(153)

Income before income taxes	311	379	570	(780)	480
Provision for (benefit from) income taxes	(27)	(6)	175	—	142

Net income	$338	$385	$395	$(780)	$338

Three Months Ended June 30, 2006
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,410	$—	$3,410
Costs and expenses	—	—	2,845	—	2,845

Income from operations	—	—	565	—	565

Other income (expense):
Interest income (expense)	(71)	(20)	(27)	—	(118)
Equity in subsidiaries, net of taxes	462	475	—	(937)	—
Minority interest	—	—	(10)	—	(10)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	10	—	10

	391	455	(27)	(937)	(118)

Income before income taxes	391	455	538	(937)	447
Provision for (benefit from) income taxes	(26)	(7)	63	—	30

Net income	$417	$462	$475	$(937)	$417

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2007
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$6,546	$—	$6,546
Costs and expenses	—	—	5,432	—	5,432

Income from operations	—	—	1,114	—	1,114

Other income (expense):
Interest income (expense)	(147)	(33)	(58)	—	(238)
Equity in subsidiaries, net of taxes	669	690	—	(1,359)	—
Minority interest	—	—	(21)	—	(21)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	(44)	—	(44)

	522	657	(123)	(1,359)	(303)

Income before income taxes	522	657	991	(1,359)	811
Provision for (benefit from) income taxes	(54)	(12)	301	—	235

Net income	$576	$669	$690	$(1,359)	$576

Six Months Ended June 30, 2006
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$6,639	$—	$6,639
Costs and expenses	—	—	5,639	—	5,639

Income from operations	—	—	1,000	—	1,000

Other income (expense):
Interest income (expense)	(142)	(41)	(62)	—	(245)
Equity in subsidiaries, net of taxes	693	719	—	(1,412)	—
Minority interest	—	—	(22)	—	(22)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	3	—	3

	551	678	(81)	(1,412)	(264)

Income before income taxes	551	678	919	(1,412)	736
Provision for (benefit from) income taxes	(52)	(15)	200	—	133

Net income	$603	$693	$719	$(1,412)	$603

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2007
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$576	$669	$690	$(1,359)	$576
Equity in earnings of subsidiaries, net of taxes	(669)	(690)	—	1,359	—
Other adjustments	(27)	(1)	527	—	499

Net cash provided by (used in) operating activities	(120)	(22)	1,217	—	1,075

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(46)	—	(46)
Capital expenditures	—	—	(481)	—	(481)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	216	—	216
Purchases of short-term investments	(743)	—	—	—	(743)
Proceeds from sales of short-term investments	803	—	—	—	803
Net receipts from restricted trust and escrow accounts and other, net	—	(4)	71	—	67

Net cash provided by (used in) investing activities	60	(4)	(240)	—	(184)

Cash flows from financing activities:
New borrowings	—	—	315	—	315
Debt repayments	(52)	—	(400)	—	(452)
Common stock repurchases	(683)	—	—	—	(683)
Cash dividends	(251)	—	—	—	(251)
Exercise of common stock options and warrants	111	—	—	—	111
Minority interest distributions paid and other	21	—	2	—	23
(Increase) decrease in intercompany and investments, net	823	26	(896)	47	—

Net cash provided by (used in) financing activities	(31)	26	(979)	47	(937)

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

Increase in cash and cash equivalents	(91)	—	—	47	(44)
Cash and cash equivalents at beginning of period	675	—	—	(61)	614

Cash and cash equivalents at end of period	$584	$—	$—	$(14)	$570

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2006
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$603	$693	$719	$(1,412)	$603
Equity in earnings of subsidiaries, net of taxes	(693)	(719)	—	1,412	—
Other adjustments	(26)	(3)	606	—	577

Net cash provided by (used in) operating activities	(116)	(29)	1,325	—	1,180

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(27)	—	(27)
Capital expenditures	—	—	(527)	—	(527)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	155	—	155
Purchases of short-term investments	(1,707)	—	—	—	(1,707)
Proceeds from sales of short-term investments	1,493	—	6	—	1,499
Net receipts from restricted trust and escrow accounts and other, net	—	—	48	—	48

Net cash used in investing activities	(214)	—	(345)	—	(559)

Cash flows from financing activities:
New borrowings	—	—	96	—	96
Debt repayments	—	—	(149)	—	(149)
Common stock repurchases	(627)	—	—	—	(627)
Cash dividends	(240)	—	—	—	(240)
Exercise of common stock options and warrants	202	—	—	—	202
Minority interest distributions paid and other	31	—	(31)	—	—
(Increase) decrease in intercompany and investments, net	873	29	(896)	(6)	—

Net cash provided by (used in) financing activities	239	29	(980)	(6)	(718)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	(91)	—	—	(6)	(97)
Cash and cash equivalents at beginning of period	698	—	—	(32)	666

Cash and cash equivalents at end of period	$607	$—	$—	$(38)	$569

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	New Accounting Pronouncements

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

Some of the risks that we face and that could affect our business and financial statements for 2007 and beyond include:

•	competition may negatively affect our profitability or cash flows, our price increases may have negative effects on volumes, and price roll-backs and lower than average pricing to retain and attract customers may negatively affect our yield on base business;

•	we may be unable to maintain or expand margins if we are unable to control costs;

•	we may not be able to successfully execute or continue our operational or other margin improvement plans and programs, such as pricing increases; passing on increased costs to our customers; reducing costs due to our operational improvement programs; and divesting under-performing assets and purchasing accretive businesses, any of which could negatively affect our revenues and margins;

•	weather conditions cause our quarter-to-quarter results to fluctuate, and extremely harsh weather or natural disasters may cause us to temporarily shut down operations;

•	inflation and resulting higher interest rates as well as other general and local economic conditions may negatively affect the volumes of waste generated, our financing costs and other expenses;

•	possible changes in our estimates of site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments may increase our expenses;

•	regulations, including regulations to limit greenhouse gas emissions, may negatively impact our business by, among other things, restricting our operations, increasing costs of operations or requiring additional capital expenditures;

•	if we are unable to obtain and maintain permits needed to open, operate, and/or expand our facilities, our results of operations will be negatively impacted;

•	limitations or bans on disposal or transportation of out-of-state, cross-border, or certain categories of waste, as well as mandates regarding the disposal of waste, can increase our expenses and reduce our revenues;

•	fuel price increases or fuel supply shortages may increase our expenses, including our tax expense if Section 45K credits are phased out due to continued high crude oil prices, or restrict our ability to operate;

•	increased costs to obtain financial assurance or the inadequacy of our insurance coverages could negatively impact our liquidity and increase our liabilities;

•	possible charges as a result of shut-down operations, uncompleted development or expansion projects or other events may negatively affect earnings;

•	fluctuating commodity prices may have negative effects on our operating revenues and expenses;

•	trends requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of waste could have negative effects on volumes of waste going to landfills and waste-to-energy facilities;

•	efforts by labor unions to organize our employees may increase operating expenses and we may be unable to negotiate acceptable collective bargaining agreements with those who have been chosen to be represented by unions, which could lead to labor disruptions, including strikes and lock-outs, which could adversely affect our results of operations and cash flows;

•	negative outcomes of litigation or threatened litigation or governmental proceedings may increase our costs, limit our ability to conduct or expand our operations, or limit our ability to execute our business plans and strategies;

•	problems with the operation of our current information technology or the development and deployment of new information systems may decrease our efficiencies and increase our costs to operate;

•	the adoption of new accounting standards or interpretations may cause fluctuations in reported quarterly results of operations or adversely impact our reported results of operations; and

•	we may reduce or eliminate our dividend or share repurchase program or we may need to raise additional capital if cash flows are less than we expect or capital expenditures are more than we expect, and we may not be able to obtain any needed capital on acceptable terms.

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

We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Wheelabrator (which includes our waste-to-energy facilities and independent power production plants, or IPPs) and WMRA Groups. These six operating Groups are our reportable segments.

Overview

Earnings Growth and Margin Improvement — In the second quarter of 2007, our operating results continued to reflect our progress in earnings growth and margin expansion as a result of the strength of our pricing, cost control and fix-or-sell initiatives. Our income from operations for the second quarter of 2007 was $633 million, an increase of $68 million, or 12.0%, as compared with the second quarter of 2006. Income from operations as a percentage of revenue was 18.9% as compared to 16.6% in the prior year period. For the three months ended June 30, 2007, our revenues decreased by $52 million, or 1.5%, as compared with the prior year period primarily as a result of lower volumes. The loss of volumes resulted primarily from shedding low margin or unprofitable customers, divestitures and, to some extent, economic softening in certain lines of our business. We believe that the current period loss of volumes attributable to our initiatives and programs contributed to our improved operating margins. Our operating expenses for the quarter decreased by $107 million, or 4.9%, and as a percentage of revenue, operating expenses decreased to 62.3% from 64.5% in the prior year period. Selling, general and administrative expenses increased by $15 million, or 4.6%, but these increases were primarily a result of salary and wage increases and continued costs associated with our implementation and execution of strategic initiatives to improve operations and processes, including costs for the support and development of our new revenue management system.

Free Cash Flow — We have included free cash flow, which is a non-GAAP measure of liquidity, in our disclosures because we use this measure in the evaluation and management of our business and believe it is indicative of our ability to pay our quarterly dividends, repurchase our common stock and fund acquisitions. Free cash flow is not intended to replace the GAAP measure of “Net cash provided by operating activities.” However, by subtracting cash used for capital expenditures and adding the cash proceeds from divestitures and other asset sales, we believe free cash flow gives investors greater insight into our liquidity. The following table presents our free cash flow for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net cash provided by operating activities(a)	$537	$557	$1,075	$1,180
Capital expenditures(a)	(209)	(296)	(481)	(527)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	147	137	216	155

Free cash flow	$475	$398	$810	$808

(a)	Refer to Note 1 of our Condensed Consolidated Financial Statements for information related to the reclassification of prior year information to conform with our current presentation.

Free cash flow for the three months ended June 30, 2007 increased by $77 million, or 19.3%, when compared with the three months ended June 30, 2006 due to a decline in capital expenditures and an increase in proceeds from divestitures, which were partially offset by a decrease in net cash provided by operating activities. The 29.4% decrease in capital expenditures is due primarily to a decrease in spending on our fleet during the first half of 2007 resulting from increased fleet spending during the latter part of 2006. Proceeds from divestitures of businesses (net of cash divested) and other sales of assets for the second quarter of 2007 were driven by the sale of collection, transfer and recycling operations in the eastern United States. While cash flow from operations declined by $20 million, or 3.6%, when compared with the prior year period, we believe that our operating cash flows for the three and six months ended June 30, 2007 continue to reflect our ability to generate strong cash flows.

Labor Dispute — The Company’s collective bargaining agreement with the Teamsters Local 70 (the “Union”) expired on June 30, 2007. Prior to the expiration of the agreement, the Union had declined to either accept the Company’s proposals or negotiate with the Company. Without an agreement in place, the Company determined it necessary to bring temporary workers to its facilities, and instructed Union members not to report to work. The Company implemented the contingency plan it has in place in the case of labor disputes, which had no material impact on the Company’s financial results in the second quarter. On July 28, 2007, a new collective bargaining agreement was ratified by Union members, who reported to work on July 29, 2007. Our expenses in the third quarter 2007 will be higher than normal due to increased operating expenses, and we may incur additional expenses related to claims or proceedings associated with the labor dispute.

Basis of Presentation of Consolidated and Segment Financial Information

Accounting Change — Effective January 1, 2007, we adopted FIN 48 and FSP No. 48-1. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. In addition, FIN 48 provides guidance on the de-recognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FSP

No. 48-1 provides guidance associated with the criteria that must be evaluated in determining if a tax position has been effectively settled and should be recognized as a tax benefit. Refer to Note 1 of our Condensed Consolidated Financial Statements for additional information related to the impact of the implementation of these new accounting pronouncements on our results of operations and financial position.

Reclassification of Cash Flow Information — Our 2006 Consolidated Statement of Cash Flows, as reported in the 2006 Annual Report on Form 10-K, included the effect of a change in classification of cash flows to exclude accrued capital spending from our reported capital expenditures and changes in accounts payable and accrued liabilities. Because this change was incorporated into our cash flow reporting processes for the first time in the fourth quarter of 2006, we will make reclassifications to our interim 2006 Condensed Consolidated Statements of Cash Flows to be included within our 2007 Quarterly Reports on Form 10-Q to conform with our current approach.

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

Results of Operations

Operating Revenues

Our operating revenues for the three and six months ended June 30, 2007 were $3.4 billion and $6.5 billion, respectively, compared with $3.4 billion and $6.6 billion for the three and six months ended June 30, 2006, respectively. Shown below (in millions) is the contribution to revenues during each period provided by our six operating Groups and our other waste services:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Eastern	$849	$940	$1,639	$1,801
Midwest	773	785	1,453	1,474
Southern	928	954	1,847	1,889
Western	883	896	1,734	1,738
Wheelabrator	219	226	427	444
WMRA	230	187	445	381
Other	71	67	138	147
Intercompany	(595)	(645)	(1,137)	(1,235)

Total	$3,358	$3,410	$6,546	$6,639

Our operating revenues generally come from fees charged for our collection, disposal, transfer, Wheelabrator and recycling services. Revenues from our disposal operations consist of tipping fees, which are generally based on the weight, volume and type of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Our Wheelabrator revenues are based on the type and volume of waste received at our waste-to-energy facilities and IPPs and fees charged for the sale of energy and steam. Recycling revenue, which is generated by WMRA as well as our four geographic operating Groups, generally consists of the sale of recyclable commodities to third parties and tipping fees. Intercompany revenues between our operations have been eliminated in the consolidated financial statements. The mix of operating revenues from our different services is reflected in the table below (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Collection	$2,193	$2,251	$4,314	$4,410
Landfill(a)	791	834	1,511	1,584
Transfer	433	479	822	900
Wheelabrator	219	226	427	444
Recycling and other	317	265	609	536
Intercompany(a)	(595)	(645)	(1,137)	(1,235)

Total	$3,358	$3,410	$6,546	$6,639

(a)	The decrease in revenues from our “Landfill” line of business when comparing the three and six months ended June 30, 2007 with the three and six months ended June 30, 2006 is largely due to decreases in “Intercompany” revenue, which have been caused by reductions in our third-party collection and transfer volumes. As the decline in “Landfill” revenues was primarily related to less “Intercompany” landfill volumes, this decrease did not significantly affect the change in our “Total” operating revenues for the periods presented.

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period		Period-to-Period
	Change for the		Change for the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007 and 2006		2007 and 2006

Average yield:
Base business	$112	3.4%	$215	3.4%
Commodity	74	2.2	136	2.2
Electricity (IPPs)	1	—	2	—
Fuel surcharges and fees	1	0.1	8	0.1

Total	188	5.7	361	5.7
Volume	(145)	(4.4)	(297)	(4.7)

Internal revenue growth	43	1.3	64	1.0
Acquisitions	5	0.2	10	0.2
Divestitures	(104)	(3.1)	(169)	(2.6)
Foreign currency translation	4	0.1	2	—

	$(52)	(1.5)%	$(93)	(1.4)%

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

When comparing the three and six months ended June 30, 2007 with the comparable prior year periods, our pricing excellence initiative continues to be the primary contributor to internal revenue growth. The increases in base business yield were driven by our collection operations, which experienced substantial yield growth in all lines of business and in every geographic operating group. The significant increase in base business yield in the collection line of business is primarily the result of our continued focus on pricing our services based on market specific factors, including our costs. As discussed below, the significant increase in our collection revenues due to pricing has been partially offset by revenue declines from lower collection volumes. In assessing the impact of higher collection yield on our volumes, we continue to find that, in spite of volume declines, increased yield on base business and a focus on controlling variable costs are providing notable margin improvements. In addition to the improvements in the collection line of business, we experienced contributions to revenues from yield from our transfer stations and on municipal solid waste and construction and demolition waste streams at our landfills due to our pricing excellence initiative.

For the three months ended June 30, 2007, we experienced increases in revenue from yield at our waste-to-energy facilities. However, when comparing the six months ended June 30, 2007 with the same period of the prior year, we experienced declines in revenue from yield at our waste-to-energy facilities. The changes in revenue from yield provided by our waste-to-energy business are largely due to fluctuations in rates charged for electricity under our long-term contracts, which generally are indexed to natural gas prices.

Revenues from our environmental fee, which is included in base business yield, were $31 million and $53 million during the three and six months ended June 30, 2007, respectively, compared with $20 million and $32 million in the comparable prior year periods.

Commodity — Revenues attributable to recycling commodities increased in both the three and six months ended June 30, 2007 when compared with 2006 due to price increases in the recycling commodities that we process. During the first six months of 2007, average prices for old corrugated cardboard increased by about 66%, from $64 per ton in 2006 to $106 per ton in 2007. Average prices for old newsprint have also increased by about 43%, from $75 per ton in the first six months of 2006 to $107 per ton in the first six months of 2007. The majority of the increase in revenue from yield on our recycling operations is associated with our brokerage activities.

Volume — The $145 million and $297 million declines in our revenues due to lower volumes when comparing the three and six months ended June 30, 2007 with the corresponding prior year periods have been driven by declines in our collection volumes and, to a lesser extent, lower disposal, transfer station and recycling volumes.

Declines in revenues due to reduced volumes in our collection business accounted for $102 million of the decrease for the three-month period and $209 million of the decrease for the six-month period. Reduced volumes were primarily due to our focus on improving margins through increased pricing. The decline in revenues due to reduced volume affected all of our collection lines of business, but was the most significant in our industrial collection business, with our Southern, Midwest and Eastern Groups experiencing the most notable decreases. We believe that volume declines were the most significant in our industrial collection business because these volumes have also been affected by the slowdown in the housing market.

When comparing the six months ended June 30, 2007 with the comparable prior year period, declines in revenue at our landfills due to reduced disposal volumes were the most significant for our construction and demolition waste stream, particularly in our Southern Group, and our municipal solid waste stream, particularly in our Midwest and Southern Groups. In addition, we experienced a notable decline in revenues due to lower special waste volumes in the Southern Group during the second quarter of 2007. These volume declines were due primarily to our focus on pricing increases, although the slowdown of the housing market has also significantly affected our construction and demolition waste stream.

Declines in revenues due to lower volumes in our transfer station operations were experienced in every geographic operating Group, with the most notable decline in our Eastern Group. The volume-related revenue decline in our recycling business is primarily attributable to decreases in certain brokerage activities and the closure of a plastics processing facility.

Divestitures — Divestitures of under-performing or non-strategic operations accounted for decreased revenues of $104 million and $169 million for the three and six months ended June 30, 2007. These divestitures were primarily comprised of collection operations and, to a lesser extent, recycling and transfer station operations.

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

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period to		Ended		Period to
	June 30,		Period		June 30,		Period
	2007	2006	Change		2007	2006	Change

Labor and related benefits	$602	$628	$(26)	(4.1)%	$1,195	$1,240	$(45)	(3.6)%
Transfer and disposal costs	295	327	(32)	(9.8)	575	626	(51)	(8.1)
Maintenance and repairs	269	287	(18)	(6.3)	546	579	(33)	(5.7)
Subcontractor costs	226	251	(25)	(10.0)	439	489	(50)	(10.2)
Cost of goods sold	185	142	43	30.3	352	282	70	24.8
Fuel	145	156	(11)	(7.1)	274	291	(17)	(5.8)
Disposal and franchise fees and taxes	162	164	(2)	(1.2)	296	316	(20)	(6.3)
Landfill operating costs	61	60	1	1.7	124	110	14	12.7
Risk management	51	76	(25)	(32.9)	112	152	(40)	(26.3)
Other	96	108	(12)	(11.1)	213	214	(1)	(0.5)

	$2,092	$2,199	$(107)	(4.9)%	$4,126	$4,299	$(173)	(4.0)%

The decreases in both the three and six months ended June 30, 2007 as compared with the prior year periods primarily can be attributed to our efforts to maximize margin expansion by focusing on managing our fixed costs and reducing our variable costs as volumes decline due to our pricing program and divestiture activity. In addition to lowering overall costs, our operating expenses as a percentage of revenues decreased by 2.2 percentage points for the three months ended June 30, 2007, from 64.5% in the second quarter 2006 to 62.3% in the current quarter. Operating expenses as a percentage of revenues decreased by 1.8 percentage points for the six months ended June 30, 2007, from 64.8% in the first half of 2006 to 63.0% in the first half of 2007. The improvement in operating expenses as a percentage of revenues reflects our continued focus on identifying operational efficiencies that translate into cost savings, shedding low margin volumes and divesting operations that are not improving.

Other items affecting the comparability of our operating expenses by category for the three and six months ended June 30, 2007 and 2006 include:

•	“Labor and related benefits” cost increases due to annual merit increases;

•	“Maintenance and repairs” cost decreases due to changes in the scope and timing of maintenance projects at our waste-to-energy facilities and various fleet initiatives that favorably affected our maintenance, parts and supplies costs;

•	higher “Subcontractor costs” in 2006 due to our utilization of subcontractors during the first quarter of 2006 to assist in providing hurricane related services;

•	“Cost of goods sold” increases due to higher market prices for commodities;

•	a decline in “Disposal and franchise fees and taxes” due to the favorable resolution of a disposal tax matter in our Eastern Group, which resulted in the recognition of a $15 million favorable adjustment to operating costs during the first quarter of 2007;

•	a “Landfill operating costs” increase due to charges for revisions in our estimates associated with remediation obligations, particularly during the first quarter of 2007;

•	“Risk management” expense decreases, particularly for reduced actuarial projections of claim losses for workers’ compensation and auto and general liability claims, which can be attributed to our continued focus on safety and reduced accident and injury rates; and

•	a decrease in “Other” expenses in the current quarter due in large part to lower costs for security and travel expenses attributable to labor disputes. This is primarily due to a strike in the New York City area during the second quarter of 2006, but was partially offset by similar costs incurred in June 2007 related to a labor dispute in California. Our “Other” operating expenses for the six months ended June 30, 2007 include $21 million of lease termination costs incurred during the first quarter of 2007 associated with purchasing one of our independent power production plants that was previously operated through a lease agreement. The termination of this lease agreement and our divestiture of under-performing operations have both resulted in a decline in our on-going lease costs, which has also contributed to the decline in our “Other” operating expenses in the current year.

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

The following table summarizes the major components of our selling, general and administrative costs for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period to		Ended		Period to
	June 30,		Period		June 30,		Period
	2007	2006	Change		2007	2006	Change

Labor and related benefits	$204	$195	$9	4.6%	$413	$400	$13	3.3%
Professional fees	36	39	(3)	(7.7)	73	78	(5)	(6.4)
Provision for bad debts	10	8	2	25.0	19	22	(3)	(13.6)
Other	93	86	7	8.1	191	196	(5)	(2.6)

	$343	$328	$15	4.6%	$696	$696	$—	—%

The increases in our “Labor and related benefits” costs, “Professional fees” and “Other” general and administrative costs when comparing the three and six months ended June 30, 2007 with the corresponding prior year periods are largely attributable to increased spending for our strategic initiatives, including the support and development of our revenue management system. These cost increases have been offset slightly by reductions in our “Selling, general and administrative” expenses due to our divestiture of under-performing operations. Other significant changes in these costs are summarized below.

Labor and related benefits — The remaining current year increases are primarily attributable to higher salaries and hourly wages driven by annual merit increases.

Other — We are currently undergoing unclaimed property audits. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. During 2006, we submitted unclaimed property filings with all states except those where we were under audit, and, as a result of our findings, we determined that we had estimated unrecorded obligations associated with unclaimed property for escheatable items for various periods between 1980 and 2004. Our “Selling, general and administrative” expenses for the six months ended June 30, 2006 included a charge of approximately $19 million to fully record our estimated obligations for unclaimed property. During the first quarter of 2007, we reached a settlement with the state where we had the most significant exposure related to our ongoing unclaimed property audits and, as a result, recorded an additional charge of $7 million, of which $4 million was recorded as “Selling, general and administrative” expenses and $3 million was recorded as “Interest expense.” Refer to Note 9 of our Condensed Consolidated Financial Statements for additional information related to the nature of this charge.

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

Depreciation and amortization expense for the three months ended June 30, 2007 was $322 million, or 9.6% of revenues, compared with $345 million, or 10.1% of revenues, for the comparable prior year period. Depreciation and amortization expense for the six months ended June 30, 2007 was $632 million, or 9.7% of revenues, compared with $673 million, or 10.1% of revenues for the comparable prior year period. The decrease in depreciation and amortization expense in 2007 as compared with 2006 is due to (i) landfill volume declines; (ii) divestitures; and (iii) the discontinuation of depreciation of enterprise-wide software that is now fully depreciated.

Restructuring

In the first quarter of 2007, certain operations and functions were restructured resulting in the recognition of a pre-tax charge of approximately $9 million. We incurred an additional $1 million of pre-tax costs for this restructuring during the second quarter of 2007, increasing the pre-tax costs incurred to date to $10 million. Approximately $7 million of our restructuring costs was incurred by our Corporate organization, $2 million was incurred by our Midwest Group and $1 million was incurred by our Western Group. These charges included approximately $8 million for employee severance and benefit costs and approximately $2 million related to operating lease agreements.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

Income from divestitures (net of held-for-sale impairments) — We recognized $33 million and $42 million of net gains from divestitures during the three and six months ended June 30, 2007, respectively. The net gains recognized during the first quarter of 2007 were primarily related to the divestiture of collection and disposal operations in our Southern Group and the net gains recognized during the second quarter of 2007 were primarily related to the divestiture of collection and transfer operations in our Eastern Group, WMRA operations and collection operations in our Western Group. Total proceeds from divestitures completed during the six months ended June 30, 2007 were $183 million, which were primarily received in cash.

During the three months ended June 30, 2006, we recognized $40 million of net gains as a result of the divestiture of certain operations in our Western Group. The gains were offset by a $13 million charge for operations in the Eastern group that we intended to sell as part of our divestiture program. The charge was required to reduce the carrying value of the operations to their estimated fair value less the cost to sell in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for assets to be disposed of by sale. In addition, in the first quarter of 2006, we recognized $2 million of net gains from divestitures, consisting primarily of a sale of assets and operations in our Western Group. Total proceeds from divestitures completed during the six months ended June 30, 2006 were $124 million, all of which were received in cash.

Impairments of assets held-for-use — During the first quarter of 2007, we recorded impairment charges of $10 million attributable to two landfills in our Southern Group. The impairments were necessary as a result of the re-evaluation of our business alternatives for one landfill and the expiration of a contract that we had expected would be renewed that had significantly contributed to the volumes for the second landfill.

Income From Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three- and six-month periods ended June 30 and provides explanations of significant factors contributing to the identified variances (dollars in millions):

	Three Months				Six Months
	Ended		Period to		Ended		Period to
	June 30,		Period		June 30,		Period
	2007	2006	Change		2007	2006	Change

Operating segments:
Eastern	$152	$112	$40	35.7%	$272	$204	$68	33.3%
Midwest	124	114	10	8.8	222	203	19	9.4
Southern	208	200	8	4.0	416	407	9	2.2
Western	174	196	(22)	(11.2)	328	323	5	1.5
Wheelabrator	79	77	2	2.6	115	136	(21)	(15.4)
WMRA	22	9	13	*	41	16	25	*
Other	(13)	(21)	8	*	(21)	(13)	(8)	*

	746	687	59	8.6	1,373	1,276	97	7.6
Corporate and Other	(113)	(122)	9	(7.4)	(259)	(276)	17	(6.2)

Total	$633	$565	$68	12.0%	$1,114	$1,000	$114	11.4%

*	Percentage change does not provide a meaningful comparison.

Operating segments — Increased yield on base business, particularly in our collection operations, and our continued focus on controlling costs through operating efficiencies significantly improved the operating income of our geographic Groups for the three and six months ended June 30, 2007. While these improvements in operating income were partially offset by the effects of declines in revenues due to lower volumes, particularly in our collection line of business, we have seen that our Groups’ operating margins have been favorably affected by the shedding of this lower margin business.

Other significant items affecting the comparability of the operating segments’ results of operations for the three- and six-month periods ended June 30, 2007 and 2006 are summarized below:

Eastern — The Group’s operating income during the second quarter of 2007 includes a $25 million net gain from divestitures. Additionally, the first quarter of 2007 includes a $15 million decrease in disposal fees and taxes due to the favorable resolution of a disposal tax matter. In the second quarter of 2006, we incurred $10 million of costs related to labor strikes, primarily in the New York City area. The impact of the disposal tax resolution and the labor strike costs are included as components of “Operating” expenses in our Statements of Operations.

Southern — During the first quarter of 2007, the Group recorded $10 million of impairment charges attributable to two of its landfills. These charges were largely offset by a gain on divestiture of $7 million, which was also recognized during the first quarter of 2007.

Western — Gains from divestitures of operations totaling $7 million were recognized in the second quarter of 2007 as compared with $42 million in divestiture gains recognized during the second quarter of 2006.

Wheelabrator — During the first quarter of 2007, the Group purchased an independent power production plant that it had previously operated through a lease agreement. The early termination of the lease agreement resulted in charges of approximately $21 million. These charges have been included in other “Operating” expenses in our Statement of Operations.

WMRA — The Group’s operating income for the first and second quarters of 2007 benefited from substantial increases in market prices for commodities. In addition, the Group has experienced significant returns from operational improvements, including an increased focus on maintaining or reducing rebates made to suppliers.

Significant items affecting the comparability of the remaining components of our results of operations for the three-and six-month periods ended June 30, 2007 and 2006 are summarized below:

Other — The changes in operating results are largely related to certain quarter-end adjustments recorded in consolidation related to our reportable segments that, due to timing, were not included in the measure of segment income from operations used to assess their performance for the periods disclosed. Most significantly, during the second quarter of 2006, we recognized a $13 million held-for-sale impairment to reduce the carrying value of operations in our Eastern group to their estimated fair value less the expected cost to sell.

The unfavorable change in operating results for the year-to-date period can also be attributed in part to the deconsolidation of a variable interest entity in April 2006 and increased costs associated with our landfill gas-to-energy program.

Corporate and Other — The decline in expenses in 2007 as compared with 2006 is primarily due to (i) a $19 million charge during the first quarter of 2006 to record our estimate of unrecorded obligations associated with unclaimed property as compared with $4 million of similar charges recognized during the first quarter of 2007 as a result of a settlement reached with one of the states participating in our unclaimed property audits; (ii) the current year decline in risk management expenses; and (iii) the discontinuation of depreciation for enterprise-wide software that is now fully depreciated. Partially offsetting these favorable changes are (i) the recognition of approximately $6 million of restructuring charges during the first quarter of 2007 for employee severance and benefit costs; (ii) increased landfill operating costs for our closed sites management group due to revisions in our estimates associated with remediation obligations; and (iii) increased spending for our strategic initiatives, including the support and development of our revenue management system.

Other Components of Net Income

The following table summarizes the other major components of our net income for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period to		Ended		Period to
	June 30,		Period		June 30,		Period
	2007	2006	Change		2007	2006	Change

Interest expense	$(132)	$(138)	$6	(4.3)%	$(267)	$(274)	$7	(2.6)%
Interest income	11	20	(9)	*	29	29	—	—
Equity in net earnings (losses) of unconsolidated entities	(22)	10	(32)	*	(46)	2	(48)	*
Minority interest	(11)	(10)	(1)	10.0	(21)	(22)	1	(4.5)
Other, net	1	—	1	*	2	1	1	*
Provision for income taxes	142	30	112	*	235	133	102	*

*	Percentage change does not provide a meaningful comparison.

Interest expense — The decrease in interest expense is generally attributable to a decline in our debt balances on a year-over-year basis, partially offset by higher market interest rates, which impact the interest expense associated with the variable portion of our debt obligations. As of June 30, 2007, interest expense on 37% of our total debt is driven by variability in market interest rates. As of June 30, 2006, 35% of our debt was at variable interest rates.

Interest income — Although interest income is relatively flat when comparing the six months ended June 30, 2007 and 2006, we did experience significant fluctuations in interest income when comparing each quarterly period with the corresponding prior year period. These variances were largely related to (i) $7 million of interest income received during the first quarter of 2007 in connection with a favorable resolution of a disposal tax matter in our Eastern Group; (ii) a decrease in our average cash and investment balances on a year-over-year basis; and (iii) the realization of interest income as a result of tax audit settlements, particularly in the second quarter of 2006.

Equity in net earnings (losses) of unconsolidated entities — Our “Equity in net losses of unconsolidated entities” for the three- and six-month periods ended June 30, 2007 and 2006 are primarily related to our equity interests in two coal-based synthetic production facilities. Our equity in the losses of these facilities was $23 million and $50 million for the three and six months ended June 30, 2007, respectively. We recognized income of $9 million during the three months ended June 30, 2006 and a loss of $1 million during the six months ended June 30, 2006 due to the activities of these facilities. The increase in equity in losses of unconsolidated entities in 2007 as compared with the prior year is partially attributable to the effect of a partial phase-out of Section 45K credits on our contractual obligations associated with funding the facilities’ losses. The three and six months ended June 30, 2007 includes the impact of an estimated 29% phase-out while the three and six months ended June 30, 2006 included the impact of an estimated 78% phase-out. In addition, the facilities suspended operations in May 2006, further reducing our obligations associated with funding the facilities’ losses for the three and six months ended June 30, 2006. During the three months ended June 30, 2006, we also recognized a cumulative adjustment necessary to appropriately reflect our life-to-date obligations to fund the costs of operating the facilities and the value of our investment. The equity losses generated by the facilities are offset by the tax benefit realized as a result of these investments as discussed below within Provision for income taxes.

Provision for income taxes — The comparability of our reported income taxes for the three and six months ended June 30, 2007 and 2006 is primarily affected by differences in the impacts of (i) tax audit settlements; (ii) non-conventional fuel tax credits and (iii) tax rate reductions in Canada. In addition, during the second quarter of 2007, we recognized an $8 million benefit related to an increase in state tax credits.

During the three and six months ended June 30, 2007, we settled various federal and state tax audits, resulting in a reduction in income tax expense of $11 million for the three months ended June 30, 2007 and $27 million for the six months ended June 30, 2007. When excluding the effect of interest income, the settlement of various federal and state tax audit matters during the second quarter of 2006 resulted in a reduction in our provision for income taxes of $128 million for the three months ended June 30, 2006, representing a 28.7 percentage point reduction in our effective tax rate. Tax audit settlements resulted in a reduction in our provision for income taxes of $134 million for the six months ended June 30, 2006, representing an 18.2 percentage point reduction in our effective tax rate.

Non-conventional fuel tax credits are derived from our landfills and our investments in the two coal-based, synthetic fuel production facilities discussed in the Equity in net losses of unconsolidated entities section above. These tax credits expire at the end of 2007 pursuant to Section 45K of the Internal Revenue Code. Accordingly, at current income levels, we expect that our 2008 effective tax rate will be approximately 40% without the benefit of the tax credits.

Section 45K tax credits begin phasing out if the price of oil exceeds a threshold annual average price determined by the IRS. We have developed our current expectations for the phase-out of 29% of Section 45K credits using market information for current and forward-looking oil prices as of June 30, 2007. Accordingly, our current estimated effective tax rate could be materially different than our actual 2007 effective tax rate if our expectations for oil prices for the year are inconsistent with actual results. Our synthetic fuel production facility investments resulted in a decrease in our tax provision of $31 million for the three months ended June 30, 2007 and $64 million for the six months ended June 30, 2007. Our effective tax rate for the three and six months ended June 30, 2006 reflected (i) our expectations for the phase-out of 78% of Section 45K tax credits generated during 2006 and (ii) the impact of the suspension of operations at the facility from mid-May 2006 to late September 2006, resulting in an increase in our tax provision of $3 million for the three months ended June 30, 2006 and a decrease in our tax provision of $9 million for the six months ended June 30, 2006.

Canadian tax rate reductions and the related revaluation of deferred tax balances resulted in a $3 million tax benefit for the three and six months ended June 30, 2007 and a $20 million tax benefit for the three and six months ended June 30, 2006.

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

The following is a summary of our cash, restricted trust and escrow accounts and debt balances as of June 30, 2007 and December 31, 2006 (in millions):

	June 30,	December 31,
	2007	2006

Cash and cash equivalents	$570	$614
Short-term investments available for use	124	184

Total cash, cash equivalents and short-term investments available for use	$694	$798

Restricted trust and escrow accounts:
Tax-exempt bond funds	$68	$94
Closure, post-closure and environmental remediation funds	227	219
Debt service funds	45	45
Other	23	19

Total restricted trust and escrow accounts	$363	$377

Debt:
Current portion	$526	$822
Long-term portion	7,723	7,495

Total debt	$8,249	$8,317

(Decrease) increase in carrying value of debt due to hedge accounting for interest rate swaps	$(4)	$19

As of June 30, 2007, the most significant components of the current portion of our debt included $300 million of 7.125% senior notes that mature in October 2007, $70 million of advances outstanding under our Canadian credit facility and $62 million of tax-exempt project bonds. The significant decline in the current portion of our debt from December 31, 2006 is largely due to our classification of $240 million of the borrowings under the Canadian credit facility as long-term as of June 30, 2007. As of June 30, 2007, we expect to repay $70 million of the outstanding advances with available cash within one year and renew the remaining borrowings under the terms of the facility, which matures in November 2008. As of December 31, 2006, we had classified all borrowings under the Canadian credit facility as current liabilities based on our expectation, at that time, that we would repay the borrowings within one year with available cash. Generally, we expect to repay our current debt obligations as of June 30, 2007 with available cash at maturity. However, we may also consider refinancing current debt obligations on a long-term basis when we believe that alternative uses for our cash flow would provide greater returns for our business.

We maintain a five-year, $2.4 billion revolving credit facility that matures in August 2011. This facility is currently used to support letters of credit issued for our bonding and financial assurance needs, but may also be used as a source of liquidity.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six month periods ended June 30 (in millions):

	Six Months
	Ended
	June 30,
	2007	2006

Net cash provided by operating activities	$1,075	$1,180

Net cash used in investing activities	$(184)	$(559)

Net cash used in financing activities	$(937)	$(718)

Net Cash Provided by Operating Activities — Cash flows from operations declined $105 million, or 8.9%, when comparing the six months ended June 30, 2007 with the corresponding prior year period. The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2007 with the 2006 period are summarized below.

•	Risk management assets and liabilities — During 2006 and 2007, we made changes in the timing of payments for insurance premiums and our per-incident deductibles for our auto insurance programs. These changes negatively affected the comparison of our cash flow from operations by approximately $75 million.

•	Improvement in income from operations — Our income from operations, net of depreciation and amortization, increased by $73 million when comparing the six months ended June 30, 2007 with the comparable prior year period. The increase in operating income has positively affected our cash flows from operations in 2007.

•	Increased bonus payments — Our bonus payments for 2006, which were paid in the first quarter of 2007, were higher than bonus payments for 2005 paid in 2006 due to the overall improvement in our financial performance. The comparative changes in our liabilities for bonuses negatively affected the comparison of our cash flow from operations by approximately $55 million.

•	Liabilities for unclaimed property — In 2007, we have made significant cash payments for our obligations associated with unclaimed property, reducing our liabilities. In 2006, our liabilities for unclaimed property increased, primarily due to the charge to earnings required to fully record our obligations. The changes in our recorded obligations for unclaimed property negatively affected the comparison of our cash flow from operations by approximately $20 million.

•	Increased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, were approximately $20 million higher in 2007 due to higher taxable income.

The Company recognized a $134 million reduction in its provision for income taxes for the six months ended June 30, 2006 for the settlement of various federal and state tax audit matters. The resolution of these tax matters did not significantly impact our cash taxes paid or our operating cash flows for the six months ended June 30, 2006. This is because the tax benefit of the settlement was recorded as a reduction in our recorded liability balances. Accordingly, the impacts of the tax audit settlements are reflected in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006 as an increase in net income and as a change in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities — We used $184 million of our cash resources for investing activities during the six months ended June 30, 2007, a decrease of $375 million when compared with the six months ended June 30, 2006. This decrease is primarily due to the following:

•	Change in cash flows from purchases and sales of short-term investments — In the first half of 2007, net sales of short-term investments provided $60 million of cash. In the first half of 2006, we used $208 million of our cash for net purchases of short-term investments. In 2007, we have used cash provided by net sales of short-term investments to fund our common stock repurchases, dividend payments and debt repayments, all of which have increased when compared with 2006.

•	Increased proceeds from divestitures — Proceeds from divestitures of businesses (net of cash divested) and other sales of assets increased $61 million when comparing the six months ended June 30, 2007 with the comparable prior year period. In 2007, our proceeds from divestitures have been driven by the sale of collection, transfer and recycling operations in the eastern United States.

•	Decline in capital expenditures — Capital expenditures during the six months ended June 30, 2007 were $46 million less than in the first half of 2006. The decrease is due primarily to a decrease in spending on our fleet during the first half of 2007 resulting from increased fleet spending during the latter part of 2006.

Net Cash Used in Financing Activities — We used $937 million of our cash resources for financing activities during 2007, an increase of $219 million when compared with 2006. This increase is primarily due to the following:

•	Decline in proceeds and tax benefits from the exercise of options and warrants — The exercise of common stock options and warrants and related excess tax benefits generated a total of $131 million of financing cash flow during 2007, a decrease of $102 million from the comparable prior year period. We believe that stock option and warrant exercises were relatively higher in the first half of 2006 due to the accelerated vesting of all outstanding stock options in December 2005 and the substantial increase in the market price of our common stock during 2006.

•	Increase in net debt repayments — During the first half of 2007, net debt repayments were approximately $137 million as compared with $53 million in the first half of 2006. The repayment of tax-exempt bonds and outstanding advances under our Canadian credit facility were the primary components of our current year net debt repayment activity.

•	Increased share repurchases and dividend payments — During the first half of 2007, we repurchased 19.6 million shares of our common stock in open market transactions for an aggregate of $686 million. Approximately $3 million of our second quarter share repurchases was paid in July 2007. We repurchased 18.8 million shares of our common stock for $639 million during the first half of 2006, of which $12 million was settled in cash in July 2006. During the first half of 2007, the Company paid two quarterly dividends of $0.24 per share for an aggregate of $251 million compared with $0.22 per share quarterly dividends paid in the first half of 2006 for an aggregate of $240 million.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 5 to our Condensed Consolidated Financial Statements, we have liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 9 to the Condensed Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2007 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Seasonal Trends and Inflation

Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes experienced in 2004 and 2005, can actually increase our revenues in the areas affected. However, for several reasons, including significant start-up costs, such revenue often generates comparatively lower margins. Certain weather conditions may actually result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

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

In October 2004, the Company announced that its Board of Directors approved a capital allocation program that included the authorization of up to $1.2 billion of stock repurchases and dividend payments annually for each of 2005, 2006 and 2007. In March 2007, our Board of Directors approved up to $600 million of additional share repurchases for 2007, increasing the maximum amount of capital available for our share repurchases and dividend payments for 2007 to $1.8 billion. All of the common stock repurchases made in 2007 have been pursuant to that program. The following table summarizes our second quarter 2007 share repurchase activity:

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

April 1 — 30	4,450,000	$35.01	4,450,000	$883 Million
May 1 — 31	—	—	—	$883 Million
June 1 — 30	507,300	$39.28	507,300	$863 Million

Total	4,957,300	$35.44	4,957,300

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

(b)	For each period presented, the maximum dollar value of shares that may yet be purchased under the program has been provided as of the end of each respective period. These amounts are not necessarily an indication of the amount we intend to repurchase during the remainder of the year. As discussed above, the amount of capital available for share repurchases during 2007 is $1.8 billion, net of dividends paid. During the six months ended June 30, 2007, we paid $251 million in dividends. The maximum dollar value of shares that may be purchased under the program included in the table above includes the effect of these dividend payments as if all payments had been made at April 1, 2007. However, this amount does not include the impact of dividend payments we expect to make throughout the remainder of 2007 as a result of future dividend declarations.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our 2007 Annual Meeting of Stockholders on May 4, 2007 in Houston, Texas. A total of 470,610,912 shares of common stock, which is approximately 90% of the common stock outstanding at that time, were represented either in person or by proxy. The following information summarizes the results of the vote on matters submitted at the 2007 Annual Meeting of Stockholders.

1. The nine directors listed below were elected until their successors are duly elected and qualified:

Director	For	Against	Abstain

Pastora San Juan Cafferty	460,611,259	6,949,012	3,050,640
Frank M. Clark, Jr.	465,870,070	1,899,681	2,841,160
Patrick W. Gross	440,438,582	24,393,207	5,779,121
Thomas I. Morgan	465,697,558	2,074,959	2,838,394
John C. Pope	446,879,201	18,270,862	5,460,849
W. Robert Reum	465,761,795	2,011,895	2,837,220
Steven G. Rothmeier	464,426,137	3,224,431	2,960,343
David P. Steiner	465,614,651	2,173,629	2,822,631
Thomas H. Weidemeyer	465,747,547	2,034,879	2,828,485

2. The appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm was ratified:

For	Against	Abstain

466,153,639	1,665,710	2,791,561

Item 6.	Exhibits.

Exhibit
No.		Description

10.1	—	Employment Agreement between Waste Management, Inc. and Brett Frazier dated July 13, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 13, 2007)
12	—	Computation of Ratio of Earnings to Fixed Charges
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ ROBERT G. SIMPSON
Robert G. Simpson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

WASTE MANAGEMENT, INC.

By:	/s/ GREG A. ROBERTSON
Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: July 31, 2007

EXHIBIT INDEX

Exhibit
No.		Description

10.1	—	Employment Agreement between Waste Management, Inc. and Brett Frazier dated July 13, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 13, 2007)
12	—	Computation of Ratio of Earnings to Fixed Charges
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer