Form 10-Q
period 2007-09-30
WASTE MANAGEMENT INC
filed 2007-10-26
CIK 823768

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 23, 2007 was 508,345,584 (excluding treasury shares of 121,936,877).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$537	$614
Accounts receivable, net of allowance for doubtful accounts of $44 and $51, respectively	1,687	1,650
Other receivables	208	208
Parts and supplies	104	101
Deferred income taxes	73	82
Other assets	252	527

Total current assets	2,861	3,182
Property and equipment, net of accumulated depreciation and amortization of $12,723 and $11,993, respectively	11,162	11,179
Goodwill	5,400	5,292
Other intangible assets, net	128	121
Other assets	724	826

Total assets	$20,275	$20,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$574	$693
Accrued liabilities	1,235	1,298
Deferred revenues	450	455
Current portion of long-term debt	481	822

Total current liabilities	2,740	3,268
Long-term debt, less current portion	7,797	7,495
Deferred income taxes	1,414	1,365
Landfill and environmental remediation liabilities	1,317	1,234
Other liabilities	774	741

Total liabilities	14,042	14,103

Minority interest in subsidiaries and variable interest entities	301	275

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,535	4,513
Retained earnings	4,894	4,410
Accumulated other comprehensive income	222	129
Treasury stock at cost, 120,499,379 and 96,598,567 shares, respectively	(3,725)	(2,836)

Total stockholders’ equity	5,932	6,222

Total liabilities and stockholders’ equity	$20,275	$20,600

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating revenues	$3,403	$3,441	$9,949	$10,080

Costs and expenses:
Operating	2,143	2,181	6,269	6,480
Selling, general and administrative	365	344	1,061	1,040
Depreciation and amortization	331	340	963	1,013
Restructuring	—	—	10	—
(Income) expense from divestitures, asset impairments and unusual items	(1)	19	(33)	(10)

	2,838	2,884	8,270	8,523

Income from operations	565	557	1,679	1,557

Other income (expense):
Interest expense	(128)	(138)	(395)	(412)
Interest income	10	24	39	53
Equity in net earnings (losses) of unconsolidated entities	1	(20)	(45)	(18)
Minority interest	(12)	(11)	(33)	(33)
Other, net	—	1	2	2

	(129)	(144)	(432)	(408)

Income before income taxes	436	413	1,247	1,149
Provision for income taxes	158	113	393	246

Net income	$278	$300	$854	$903

Basic earnings per common share	$0.54	$0.56	$1.64	$1.66

Diluted earnings per common share	$0.54	$0.55	$1.62	$1.65

Cash dividends declared per common share (1st quarter 2006 dividend of $0.22 per share declared in December 2005, paid in March 2006)	$0.24	$0.22	$0.72	$0.44

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months
	Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income	$854	$903
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	27	33
Depreciation and amortization	963	1,013
Deferred income tax provision	53	(46)
Minority interest	33	33
Equity in net (earnings) losses of unconsolidated entities, net of distributions	33	34
Net gain from disposal of assets	(23)	(16)
Effect of (income) expense from divestitures, asset impairments and unusual items	(33)	(10)
Excess tax benefits associated with equity-based transactions	(26)	(34)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(16)	(62)
Other current assets	(13)	(13)
Other assets	6	(5)
Accounts payable and accrued liabilities	27	47
Deferred revenues and other liabilities	(39)	10

Net cash provided by operating activities	1,846	1,887

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(86)	(32)
Capital expenditures	(721)	(846)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	235	198
Purchases of short-term investments	(1,221)	(2,381)
Proceeds from sales of short-term investments	1,288	2,355
Net receipts from restricted trust and escrow accounts	121	156
Other	(23)	(41)

Net cash used in investing activities	(407)	(591)

Cash flows from financing activities:
New borrowings	439	118
Debt repayments	(658)	(236)
Common stock repurchases	(1,059)	(934)
Cash dividends	(374)	(358)
Exercise of common stock options and warrants	137	219
Excess tax benefits associated with equity-based transactions	26	34
Minority interest distributions paid	(16)	(11)
Other	(14)	(48)

Net cash used in financing activities	(1,519)	(1,216)

Effect of exchange rate changes on cash and cash equivalents	3	—

Increase (decrease) in cash and cash equivalents	(77)	80
Cash and cash equivalents at beginning of period	614	666

Cash and cash equivalents at end of period	$537	$746

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated	Restricted
			Additional		Other	Stock
	Common Stock		Paid-In	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Shares	Amount

Balance, December 31, 2005	630,282	$6	$4,486	$3,615	$126	$(2)	(78,029)	$(2,110)
Net income	—	—	—	1,149	—	—	—	—
Cash dividends declared	—	—	—	(355)	—	—	—	—
Cash dividends adjustment	—	—	—	1	—	—	—	—
Equity-based compensation transactions, net of taxes	—	—	24	—	—	2	11,483	321
Common stock repurchases	—	—	—	—	—	—	(30,965)	(1,073)
Unrealized losses resulting from changes in fair values of derivative instruments, net of taxes of $7	—	—	—	—	(11)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $3	—	—	—	—	5	—	—	—
Unrealized gains on marketable securities, net of taxes of $3	—	—	—	—	5	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	3	—	—	—
Underfunded post-retirement benefit obligations, net of taxes of $3	—	—	—	—	1	—	—	—
Other	—	—	3	—	—	—	912	26

Balance, December 31, 2006	630,282	$6	$4,513	$4,410	$129	$—	(96,599)	$(2,836)
Net income	—	—	—	854	—	—	—	—
Cash dividends declared	—	—	—	(374)	—	—	—	—
Equity-based compensation transactions, net of taxes	—	—	23	—	—	—	5,877	176
Common stock repurchases	—	—	—	—	—	—	(30,078)	(1,074)
Unrealized losses resulting from changes in fair values of derivative instruments, net of taxes of $23	—	—	—	—	(36)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $28	—	—	—	—	44	—	—	—
Unrealized losses on marketable securities, net of taxes of $2	—	—	—	—	(4)	—	—	—
Translation adjustment of foreign currency statements	—	—	—	—	89	—	—	—
Cumulative effect of change in accounting principle	—	—	—	4	—	—	—	—
Other	—	—	(1)	—	—	—	301	9

Balance, September 30, 2007	630,282	$6	$4,535	$4,894	$222	$—	(120,499)	$(3,725)

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

The Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

As disclosed in our Form 10-Q for the quarterly period ended March 31, 2007, we adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recognized, as a cumulative effect of change in

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting principle, a $121 million increase in our liability for unrecognized tax benefits, a $36 million increase in our non-current deferred tax assets and an $85 million reduction to our beginning retained earnings.

On May 2, 2007, after our first quarter 2007 Form 10-Q was filed, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP No. 48-1”), to provide guidance associated with the criteria that must be evaluated in determining if a tax position has been effectively settled and should be recognized as a tax benefit. Companies that did not initially apply FIN 48 in a manner consistent with provisions of FSP No. 48-1 were required to retrospectively apply the provisions of the FSP as of the date of initial adoption of FIN 48.

The additional guidance provided by FSP No. 48-1 significantly changed the impact of our implementation of FIN 48. Generally, this is because our initial implementation resulted in the re-establishment of liabilities for tax positions that did not meet the ultimate settlement guidelines initially established by FIN 48 because the applicable statutes of limitations had not expired. We believe these tax positions were effectively settled as of January 1, 2007 under the provisions of FSP No. 48-1 largely because they were covered by settlements with the relevant taxing authorities. Accordingly, we made a retrospective adjustment to our January 1, 2007 balance sheet to incorporate the effects of FSP No. 48-1. Our revised cumulative effect of change in accounting principle is a $28 million increase in our liabilities for unrecognized tax benefits, a $32 million increase in our non-current deferred tax assets and a $4 million increase in our beginning retained earnings.

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

Reclassification of Cash Flow Information — Our 2006 Consolidated Statement of Cash Flows, as reported in the 2006 Annual Report on Form 10-K, included the effect of a change in classification of cash flows to exclude accrued capital spending from our reported capital expenditures and changes in accounts payable and accrued liabilities. Because this change was incorporated into our cash flow reporting processes for the first time in the fourth quarter of 2006, we have made reclassifications to our interim 2006 Condensed Consolidated Statements of Cash Flows included within our 2007 Quarterly Reports on Form 10-Q to conform with our current approach.

Reclassification of Segment Information — In the first quarter of 2007, we realigned our Eastern, Midwest and Western Group organizations to facilitate improved business execution. We moved certain market areas in the Eastern and Midwest Groups to the Midwest and Western Groups, respectively. We have reflected the impact of this realignment for all periods presented to provide financial information that consistently reflects our current approach to managing our operations. Refer to Note 11 for further discussion about our reportable segments.

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2007			December 31, 2006
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$108	$43	$151	$111	$44	$155
Long-term	1,088	229	1,317	1,010	224	1,234

	$1,196	$272	$1,468	$1,121	$268	$1,389

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2006 and the nine months ended September 30, 2007 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2005	$1,052	$289
Obligations incurred and capitalized	61	—
Obligations settled	(74)	(29)
Interest accretion	70	9
Revisions in estimates	14	—
Acquisitions, divestitures and other adjustments	(2)	(1)

December 31, 2006	1,121	268
Obligations incurred and capitalized	42	—
Obligations settled	(38)	(21)
Interest accretion	55	7
Revisions in estimates	13	18
Acquisitions, divestitures and other adjustments	3	—

September 30, 2007	$1,196	$272

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $230 million at September 30, 2007, and is primarily included as long-term “Other assets” in our Condensed Consolidated Balance Sheet. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iv) acquisitions or divestitures of landfills; and (v) changes in the fair value of the financial instruments held in the trust fund or escrow accounts.

3.	Current Other Assets

The primary components of current “Other assets” as of September 30, 2007 and December 31, 2006 were as follows:

Short-term investments available for use — We invest in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rate reset mechanism for these instruments results in periodic remarketing of the underlying securities through an auction process. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as current assets in our Condensed Consolidated Balance Sheets. As of September 30, 2007 and December 31, 2006, $117 million and $184 million, respectively, of investments in auction rates securities and variable rate demand notes have been included as a component of current “Other assets.” Gross purchases and sales of these investments are presented within “Cash flows from investing activities” in our Condensed Consolidated Statements of Cash Flows.

Assets held for sale — As of September 30, 2007 and December 31, 2006, our current “Other assets” included $29 million and $250 million, respectively, of operations and property held for sale. Held-for-sale assets are recorded at the lower of their carrying amount or their fair value less the estimated cost to sell. The decrease in our assets held-for-sale during 2007 is primarily due to the divestiture of operations in our Eastern, Western and Southern Groups. Refer to Note 12 for additional information.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our quarterly assessment of held-for-sale operations includes an analysis to determine if they qualify for discontinued operations accounting. Discontinued operations are not expected to be material to our results of operations or cash flows due to the current integration and anticipated continuing involvement of these businesses with our remaining operations.

Prepaid expenses and other current assets — As of September 30, 2007 and December 31, 2006, our current “Other assets” included prepaid expenses and other current assets of $106 million and $93 million, respectively. These assets support our ongoing operations and generally include, among other things, prepaid insurance, licenses, permits, landfill disposal costs and rents.

4.	Debt

Debt

The following table summarizes the major components of debt at each balance sheet date (in millions):

	September 30,	December 31,
	2007	2006

Revolving credit and letter of credit facilities	$—	$—
Canadian credit facility (weighted average interest rate of 5.3% at September 30, 2007 and 4.8% at December 31, 2006)	302	308
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.00% to 8.75% (weighted average interest rate of 7.0% at September 30, 2007 and December 31, 2006)	4,845	4,829
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 2.9% to 7.4% (weighted average interest rate of 4.5% at September 30, 2007 and December 31, 2006)	2,488	2,440
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 3.9% to 9.3% (weighted average interest rate of 5.3% at September 30, 2007 and 5.4% at December 31, 2006)	324	352
Capital leases and other, maturing through 2036, interest rates up to 12%	319	388

	8,278	8,317
Less current portion	481	822

	$7,797	$7,495

The most significant changes in our debt balances from December 31, 2006 related to the following:

•	Canadian credit facility — Approximately $66 million of advances matured and were repaid with available cash. The decrease in the carrying value of this obligation due to debt repayments was largely offset by increases in its carrying value due to currency translation adjustments and interest accretion.

•	Senior notes — Fair value hedge accounting for interest rate swap contracts resulted in a $15 million increase in the carrying value of our senior notes.

•	Tax-exempt bonds — Approximately $52 million of outstanding bonds were repaid with available cash in accordance with the bonds’ scheduled maturities. We issued $100 million of tax-exempt bonds during the nine months ended September 30, 2007. The proceeds from the issuance of the bonds were deposited directly into a trust fund and may only be used for the specific purpose for which the money was raised, which is generally the construction of collection and disposal facilities and for the equipment necessary to

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide waste management services. Accordingly, the restricted funds provided by these financing activities have not been included in “New borrowings” in our Condensed Consolidated Statement of Cash Flows.

•	Tax-exempt project bonds — Approximately $26 million of outstanding bonds were repaid with available cash in accordance with the bonds’ scheduled maturities.

•	Capital leases and other — Approximately $75 million of our capital lease and other obligations were repaid with cash.

As of September 30, 2007, the components of the current portion of our debt included $300 million of 7.125% senior notes that matured and were repaid with available cash on October 1, 2007; $79 million of capital leases and other debt; $62 million of tax-exempt debt; and $40 million of advances outstanding under our Canadian credit facility. The significant decline in the current portion of our debt from December 31, 2006 is largely due to our classification of $262 million of the borrowings under the Canadian credit facility as long-term as of September 30, 2007. As of September 30, 2007, all of our outstanding advances under the Canadian credit facility mature in less than one year. We expect to repay $40 million of the outstanding advances with available cash within one year and renew the remaining borrowings under the terms of the facility, which matures in November 2008. As of December 31, 2006, we had classified all borrowings under the Canadian credit facility as current liabilities based on our expectation, at that time, that we would repay the borrowings within one year with available cash.

Our revolving credit facility and certain other financing agreements contain financial covenants. The most restrictive of these financial covenants are contained in our revolving credit facility. Our revolving credit facility and senior notes also contain certain restrictions intended to monitor our level of indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of September 30, 2007, we were in compliance with the covenants and restrictions under all of our debt agreements.

5.	Income Taxes

The Company is subject to income tax in the United States, Canada and Puerto Rico. Current tax obligations associated with our provision for income taxes are reflected in the accompanying Condensed Consolidated Balance Sheets as a component of “Accrued liabilities,” and the deferred tax obligations are reflected in “Deferred income taxes.” To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our Condensed Consolidated Statements of Operations. We elected this accounting policy, which is a continuation of our historical policy, in connection with our adoption of FIN 48.

As discussed in Note 1, we adopted FIN 48 and have retrospectively applied FSP No. 48-1 effective January 1, 2007. As a result of both of these adoptions, we recognized, as a cumulative effect of change in accounting principle, a $28 million increase in our liabilities for unrecognized tax benefits, a $32 million increase in our non-current deferred tax assets and a $4 million increase in our beginning retained earnings. Upon adoption of FIN 48 and the retrospective application of the provisions of FSP No. 48-1, our income tax liabilities included a total of $101 million for unrecognized tax benefits and $16 million of related accrued interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We do not have any accrued liabilities for penalties related to unrecognized tax benefits.

During the three and nine months ended September 30, 2007, we reached audit settlements on various federal and state tax matters that resulted in the effective settlement of $3 million and $30 million, respectively, of previously unrecognized tax benefits. The recognition of these previously unrecognized tax benefits reduced our “Provision for income taxes” and increased our “Net income.” All of our unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is currently under federal audit by the Internal Revenue Service for the tax years 2006 and 2007, as well as by several state and local jurisdictions dating back to 1999. In addition, several of the Company’s subsidiaries are open to examination in Canada dating back to 2002. We anticipate that approximately $6 million of liabilities for unrecognized tax benefits, including accrued interest, and $2 million of related deferred tax assets may be reversed within the next twelve months.

2007 Effective Tax Rate

Our estimated recurring effective tax rate as of September 30, 2007 is 35.9%, a 1.9 percentage point increase in our estimated recurring effective tax rate from June 30, 2007. This increase resulted in additional “Provision for income taxes” and a reduction in our “Net income” of $24 million, or $0.05 per diluted share, for the three and nine months ended September 30, 2007.

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended September 30, 2007 is primarily due to the impacts of state and local income taxes, which were offset in part by the favorable impacts of the finalization of our 2006 tax returns and tax audit settlements. These items have also affected our reported income taxes for the nine months ended September 30, 2007. In addition, our year-to-date reported income taxes have been favorably affected by non-conventional fuel tax credits and the revaluation of our deferred tax balances for scheduled tax rate reductions in Canada and an increase in state tax credits. The most significant items affecting our provision for income taxes in 2007 are discussed in more detail below.

Non-conventional fuel tax credits — The impact of non-conventional fuel tax credits on our effective tax rate is derived from our investments in two coal-based, synthetic fuel production facilities (the “Facilities”) and landfill gas-to-energy projects. The fuel generated from the Facilities and our landfill gas-to-energy projects qualifies for tax credits through 2007 pursuant to Section 45K of the Internal Revenue Code. Each year, these tax credits are phased-out if the price of crude oil exceeds an annual average price threshold determined by the Internal Revenue Service. As of September 30, 2007, we estimate that 52% of Section 45K tax credits generated during 2007 will be phased out. As of June 30, 2007, we had estimated that 29% of Section 45K tax credits generated during 2007 would be phased out.

Our minority ownership interests in the Facilities result in the recognition of our pro-rata share of the Facilities’ losses, the amortization of our investments and additional expense associated with other estimated obligations all being recorded as “Equity in net losses of unconsolidated entities” within our Condensed Consolidated Statements of Operations. We are required to pay for tax credits based on the Facilities’ production, regardless of whether or not a phase-out of the tax credits is anticipated. Amounts paid to the Facilities’ for which we do not ultimately realize a tax benefit are refundable to us, subject to certain limitations.

The following table summarizes the impact of our investments in the Facilities on our Condensed Consolidated Statements of Operations for the three- and nine month periods ended September 30, 2007 (in millions):

	Three-Month	Nine-Month
	Period	Period

Equity in net losses of unconsolidated entities(a)	$—	$(50)
Interest expense	(1)	(2)

Income (loss) before income taxes	(1)	(52)
Provision for (benefit from) income taxes(b)	(1)	(65)

Net income	$—	$13

a)	As a result of the current quarter change in the estimated phase-out for 2007 Section 45K tax credits, we recognized a $15 million reduction in “Equity in net losses of unconsolidated entities” during the three months

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended September 30, 2007 associated with the Facilities’ operations during the first and second quarters of 2007. This decrease in our equity losses fully offsets $15 million of equity losses recognized during the third quarter of 2007 for current period production expenses.

b)	The benefit from income taxes attributable to the Facilities includes tax credits of $44 million for the nine months ended September 30, 2007. For the three months ended September 30, 2007, our “Provision for (benefit from) income taxes” included the reversal of approximately $13 million of the tax credits recognized during the first half of 2007, which was necessary as a result of the current quarter change in our estimate of Section 45K tax credits that would be subject to phase-out.

The tax credits generated by our landfills are provided by our Renewable Energy Program, under which we develop, operate and promote the beneficial use of landfill gas. Our recorded taxes for the nine months ended September 30, 2007 include a benefit of $14 million from tax credits generated by our landfill gas-to-energy projects.

We developed our expectations for the phase-out of 52% of Section 45K credits using market information for current and forward-looking oil prices as of September 30, 2007. Continued changes in market prices of oil could further impact the Section 45K tax benefits we ultimately realize in 2007. Accordingly, our estimated effective tax rate as of September 30, 2007 could be materially different than our actual 2007 effective tax rate if our assumptions regarding oil prices for the remainder of the year are inconsistent with actual results.

Tax audit settlements — During the three and nine months ended September 30, 2007, we settled various federal and state tax audits, resulting in a reduction in income tax expense of $3 million, or $0.01 per diluted share, for the three months ended September 30, 2007 and $30 million, or $0.06 per diluted share, for the nine months ended September 30, 2007. These tax audit settlements resulted in a 0.6 percentage point reduction in our effective tax rate for the three months ended September 30, 2007 and a 2.4 percentage point reduction in our effective tax rate for the nine months ended September 30, 2007.

2006 Effective Tax Rate

Our estimated recurring effective tax rate as of September 30, 2006 was 36.0%, a 3.3 percentage point decrease in our estimated recurring effective tax rate from June 30, 2006. This decrease resulted in a reduction in our “Provision for income taxes” and an increase in our “Net income” of approximately $38 million for the three months ended September 30, 2006. Revisions to our estimated recurring effective tax rate, from 37.1% at March 31, 2006 to 39.3% at June 30, 2006, resulted in an increase in our “Provision for income taxes” and a reduction in our “Net income” of $16 million for the three and six months ended June 30, 2006.

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended September 30, 2006 was primarily due to (i) the favorable impact of non-conventional fuel tax credits; (ii) the finalization of our 2005 tax returns; and (iii) favorable tax audit settlements, which were offset in part by (i) state and local income taxes; and (ii) the impact of nondeductible goodwill associated with our divestitures. These items also affected our reported income taxes for the nine months ended September 30, 2006, which were also favorably affected by the realization of a tax benefit due to scheduled tax rate reductions in Canada and the resulting revaluation of related deferred tax balances. The most significant items affecting our provision for income taxes in 2006 are discussed in more detail below.

Non-conventional fuel tax credits — Our effective tax rate for the three months ended September 30, 2006 reflected (i) our expectations for the phase-out of 35% of Section 45K tax credits generated during 2006 and (ii) the impact of the temporary suspension of operations at the Facilities, which occurred from mid-May 2006 to late September 2006. As of June 30, 2006, we had estimated that 78% of Section 45K tax credits generated during 2006 would be phased out.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the impact of our investments in the Facilities on our Condensed Consolidated Statements of Operations for the three- and nine month periods ended September 30, 2006 (in millions):

	Three-Month	Nine-Month
	Period	Period

Equity in net losses of unconsolidated entities(a), (b)	$(20)	$(21)
Interest expense	(1)	(3)

Income (loss) before income taxes	(21)	(24)
Provision for (benefit from) income taxes(c)	(36)	(45)

Net income	$15	$21

a)	As a result of the third quarter 2006 change in the estimated phase-out of 2006 Section 45K tax credits, we recognized $17 million of equity losses during the three months ended September 30, 2006 associated with the Facilities’ operations during the first and second quarters of 2006.

b)	For the nine months ended September 30, 2006, our “Equity in net losses of unconsolidated entities” included a cumulative adjustment necessary to appropriately reflect our life-to-date obligations to fund the costs of operating the Facilities and the value of our investment. This cumulative adjustment was recorded during the second quarter of 2006. We determined that the recognition of the cumulative adjustment was not material to our Statements of Operations.

c)	The “Provision for (benefit from) income taxes” attributable to the Facilities includes tax credits of $28 million and $36 million for the three and nine months ended September 30, 2006.

The tax credits generated by our landfill gas-to-energy projects reduced our recorded taxes for the three and nine months ended September 30, 2006 by $13 million and $16 million, respectively.

Tax audit settlements — When excluding the effect of interest income, the settlement of various federal and state tax audit matters resulted in a reduction in income tax expense of $7 million, or $0.01 per diluted share, for the three months ended September 30, 2006 and $141 million, or $0.26 per diluted share, for the nine months ended September 30, 2006. These tax audit settlements resulted in a 1.6 percentage point reduction in our effective tax rate for the three months ended September 30, 2006 and a 12.3 percentage point reduction in our effective tax rate for the nine months ended September 30, 2006. During the three and nine months ended September 30, 2006, our “Net income” also increased, principally due to interest income, by $7 million, or $4 million net of tax, and $12 million, or $7 million net of tax, respectively, as a result of these settlements.

Canada statutory rate change — During the second quarter of 2006, the Canadian federal government and several Canadian provinces enacted tax rate reductions. Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, requires that deferred tax balances be revalued to reflect the tax rate changes. The revaluations resulted in a $20 million tax benefit for the nine months ended September 30, 2006.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Income

Comprehensive income represents all changes in our equity except for changes resulting from investments by, and distributions to, stockholders. Comprehensive income was as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$278	$300	$854	$903

Other comprehensive income (loss):
Unrealized losses resulting from changes in the fair value of derivative instruments, net of taxes	(14)	—	(36)	(2)
Realized losses on derivative instruments reclassified into earnings, net of taxes	19	3	44	3
Unrealized gains (losses) on marketable securities, net of taxes	(4)	2	(4)	3
Translation adjustment of foreign currency statements	41	—	89	24

Other comprehensive income	42	5	93	28

Comprehensive income	$320	$305	$947	$931

The unrealized losses resulting from changes in the fair value of derivative instruments and realized losses on derivative instruments reclassified into earnings recognized during the three and nine months ended September 30, 2007 are largely related to outstanding currency derivatives that hedge the impact of foreign currency translation on cash flows of intercompany Canadian-currency denominated debt transactions. These derivative contracts effectively mitigated the impact of the hedged transactions, resulting in an immaterial impact to our results of operations for the periods presented.

The components of accumulated other comprehensive income were as follows (in millions):

	September 30,	December 31,
	2007	2006

Accumulated unrealized loss on derivative instruments, net of tax benefit	$(25)	$(33)
Accumulated unrealized gain on marketable securities, net of taxes	6	10
Cumulative translation adjustment of foreign currency statements	240	151
Underfunded post-retirement benefit obligations, net of taxes	1	1

	$222	$129

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Earnings Per Share

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Number of common shares outstanding at end of period	509.8	534.5	509.8	534.5
Effect of using weighted average common shares outstanding	6.1	2.5	11.6	8.0

Weighted average basic common shares outstanding	515.9	537.0	521.4	542.5
Dilutive effect of equity-based compensation awards, warrants and other contingently issuable shares	4.2	4.5	4.6	5.3

Weighted average diluted common shares outstanding	520.1	541.5	526.0	547.8

Potentially issuable shares	18.8	28.3	18.8	28.3
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2.4	4.9	2.5	4.9

8.	Common Stock Dividends and Common Stock Repurchases

In October 2004, our Board of Directors approved a capital allocation program that provided for up to $1.2 billion of combined stock repurchases and dividend payments for each of 2005, 2006 and 2007. In June 2006, our Board of Directors increased the amount of capital available for share repurchases in 2006 by $350 million. In March 2007, our Board of Directors approved up to $600 million of additional share repurchases for 2007, increasing the maximum amount of capital to be allocated to our share repurchases and dividend payments in 2007 to $1.8 billion. Aggregate dividend payments and share repurchases under the capital allocation program were $511 million and $418 million during the three months ended September 30, 2007 and 2006, respectively, and $1,448 million and $1,297 million during the nine months ended September 30, 2007 and 2006, respectively.

Our Board of Directors declared a $0.24 per share dividend in each of the first three quarters of 2007. The first quarter dividend was paid on March 23, 2007 to shareholders of record as of March 12, 2007 for an aggregate of $126 million. The second quarter dividend was paid on June 22, 2007 to shareholders of record as of June 4, 2007 for an aggregate of $125 million. The third quarter dividend was paid on September 21, 2007 to shareholders of record as of September 4, 2007 for an aggregate of $123 million.

Our Board of Directors declared a $0.22 per share dividend payable in each of the first three quarters of 2006. The first quarter dividend was declared in December 2005 and paid on March 24, 2006 to shareholders of record as of March 6, 2006 for an aggregate of $121 million. The second quarter dividend was paid on June 23, 2006 to shareholders of record as of June 5, 2006 for an aggregate of $119 million. The third quarter dividend was paid on September 22, 2006 to shareholders of record as of September 5, 2006 for an aggregate of $118 million.

All future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board may deem relevant.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of activity under our stock repurchase programs for each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007(a)	2006(b)	2007(a)	2006(b)

Shares repurchased (in thousands)	10,451	8,637	30,078	27,425
Per share purchase price	$34.51 to $40.13	$33.47 to $37.04	$33.02 to $40.13	$32.23 to $38.16
Total repurchases (in millions)	$388	$300	$1,074	$939

(a)	Approximately $15 million of our third quarter 2007 share repurchases was paid in October 2007.

(b)	Approximately $5 million of our third quarter 2006 share repurchases was paid in October 2006.

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

For the 14 months ended January 1, 2000, we insured certain risks, including auto, general liability and workers’ compensation, with Reliance National Insurance Company, whose parent filed for bankruptcy in June

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001. In October 2001, the parent and certain of its subsidiaries, including Reliance National Insurance Company, were placed in liquidation. We believe that because of various state insurance guarantee funds and probable recoveries from the liquidation, currently estimated to be $18 million, it is unlikely that events relating to Reliance will have a material adverse impact on our financial statements.

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

We also have guaranteed the obligations of third parties. These guarantee agreements include guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of approximately $15 million; agreements spanning the life of certain landfills guaranteeing the market value of homeowners’ properties adjacent to landfills; and the guarantee of interest rate swap obligations of the funding entity in connection with our letter of credit facility. We currently do not believe it is reasonably likely that we would be called upon to perform under these guarantees and do not believe that any of the obligations would have a material effect on our financial position, results of operations and cash flows.

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

Estimating our degree of responsibility for remediation of a particular site is inherently difficult and determining the method and ultimate cost of remediation requires that a number of assumptions be made. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities that could be material. There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $190 million higher than the $272 million recorded in the Condensed Consolidated Financial Statements as of September 30, 2007. Our ongoing review of our remediation liabilities could result in revisions that could cause upward or downward adjustments to income from operations. These adjustments could also be material in any given period.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2007, we had been notified by the government that we are a PRP in connection with 75 locations listed on the EPA’s National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own were initially developed by others as landfill disposal facilities. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at or near the time that we make the remedial expenditures. The other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is known as CERCLA or Superfund.

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

From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. At September 30, 2007, there were four proceedings involving our subsidiaries where we reasonably believe that the sanctions could exceed $100,000. The matters involve allegations that subsidiaries (i) failed to comply with leachate storage requirements at an operating landfill; (ii) violated a number of state solid waste regulations and permit conditions and federal air regulations at an operating landfill; (iii) failed to meet reporting requirements under federal air regulations at an operating landfill; and (iv) failed to perform state emissions tests for diesel-powered vehicles. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

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

WMI’s charter and bylaws currently require indemnification of its officers and directors if statutory standards of conduct have been met and allow the advancement of expenses to these individuals upon receipt of an undertaking by the individuals to repay all expenses if it is ultimately determined they did not meet the required standards of conduct. Additionally, WMI has entered into separate indemnification agreements with each of the members of its Board of Directors as well as its Chief Executive Officer, its President and its Chief Financial Officer. The charter and bylaw documents of certain of WMI’s subsidiaries, including WM Holdings, also include similar indemnification provisions, and some subsidiaries, including WM Holdings, entered into separate indemnification agreements with their officers and directors prior to our acquisition of them that provide for even greater rights and protections for the individuals than WMI’s charter and bylaws. A company’s obligations to indemnify and advance expenses are determined based on the governing documents in effect and the status of the individual at the time the actions giving rise to the claim occurred. As a result, we could have obligations to individuals after they leave the Company, to individuals that were associated with companies prior to our acquisition of them and to individuals that are or were employees of the Company, but who were neither an officer or a director, even though the current documents only require indemnification and advancement to officers and directors. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with current actions involving former officers of the Company or its subsidiaries or other actions or proceedings that may be brought against its former or current officers, directors and employees.

Tax matters — We are currently under audit by the IRS and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. We have concluded several audits in the last two years. In the first quarter of 2007, we concluded the IRS audit for the years 2004 and 2005. We are currently in the examination phase of an IRS audit for the years 2006 and 2007. We expect this audit to be completed within the next 15 months. Audits associated with state and local jurisdictions date back to 1999 and examinations associated with Canada date back to 2002. To provide for certain potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. For additional information related to our liability for unrecognized tax benefits refer to Note 5. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 4, we have approximately $2.8 billion of tax-exempt financings as of September 30, 2007. Tax-exempt financings are structured pursuant to certain terms and conditions of the Internal Revenue Code, which exempts from taxation the interest income earned by the bondholders in the transactions. The requirements of the Code can be complex, and failure to comply with these requirements could cause certain past interest payments made on the bonds to be taxable and could cause either outstanding principal amounts on the bonds to be accelerated or future interest payments on the bonds to be taxable. Some of the Company’s tax-exempt financings have been, or currently are, the subject of examinations by the IRS to determine whether the financings meet the requirements of the Code and applicable regulations. It is possible that an adverse determination by the IRS could have a material adverse effect on the Company’s cash flow and results of operations.

Unclaimed property audit — State escheat laws generally require entities to report and remit abandoned and unclaimed property including unclaimed wages, vendor payments and customer refunds. Failure to timely report and remit the property can result in assessments that include substantial interest and penalties, in addition to the payment of the escheat liability itself. During 2007, all ongoing unclaimed property audits have been concluded, and we have satisfied all resulting financial obligations. As a result of the conclusion of these audits, we recognized a $7 million charge, including $4 million of “Selling, general and administrative” expenses and $3 million of “Interest expense,” during the three months ended March 31, 2007. During 2006, we submitted unclaimed property filings with all of the states except those where we were under audit, and, as a result of our findings, we determined that we had estimated unrecorded obligations associated with unclaimed property for escheatable items for various periods between 1980 and 2004. Our “Selling, general and administrative” expenses for the three months ended March 31, 2006, included a charge of approximately $19 million to fully record our estimated obligations for unclaimed property. During the three months ended March 31, 2006, we also recognized $1 million of estimated interest obligations associated with our findings. We have determined that the impact of these adjustments is not material to current or prior periods’ results of operations. Although we cannot currently estimate the potential financial impacts that our previous voluntary compliance filings may have, we do not expect any resulting obligations to have a material adverse effect on our consolidated results of operations or cash flows.

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

Through September 30, 2007, we had paid approximately $4 million of the employee severance and benefit costs incurred as a result of this restructuring. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the first quarter of 2009.

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

Effective January 1, 2007, we realigned our Eastern, Midwest and Western Group organizations to facilitate improved business execution. We reassigned responsibility for the management of certain Eastern Group market

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

areas representing $799 million in assets, including $163 million in goodwill, to the Midwest Group; and we reassigned responsibility for the management of certain Midwest Group market areas representing $435 million in assets, including $231 million in goodwill, to the Western Group. The prior period segment information provided in the following table has been reclassified to reflect the impact of our market area realignments to provide financial information that consistently reflects our current approach to managing our operations.

Summarized financial information concerning our reportable segments for the three and nine months ended September 30 is shown in the following tables (in millions):

	Gross	Intercompany	Net	Income from
	Operating	Operating	Operating	Operations
Three Months Ended:	Revenues	Revenues(c)	Revenues(d)	(d),(e),(f)

September 30, 2007
Eastern	$841	$(164)	$677	$124
Midwest	779	(128)	651	129
Southern	923	(136)	787	201
Western	893	(112)	781	150
Wheelabrator	222	(17)	205	90
WMRA	248	(5)	243	20
Other(a)	80	(21)	59	(12)

	3,986	(583)	3,403	702
Corporate and Other(b)	—	—	—	(137)

Total	$3,986	$(583)	$3,403	$565

September 30, 2006
Eastern	$939	$(193)	$746	$104
Midwest	787	(134)	653	118
Southern	951	(143)	808	204
Western	890	(117)	773	167
Wheelabrator	233	(17)	216	98
WMRA	199	(5)	194	(9)
Other(a)	70	(19)	51	(3)

	4,069	(628)	3,441	679
Corporate and Other(b)	—	—	—	(122)

Total	$4,069	$(628)	$3,441	$557

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net	Income from
	Operating	Operating	Operating	Operations
Nine Months Ended:	Revenues	Revenues(c)	Revenues(d)	(d),(e),(f)

September 30, 2007
Eastern	$2,480	$(481)	$1,999	$396
Midwest	2,232	(372)	1,860	351
Southern	2,770	(411)	2,359	617
Western	2,627	(336)	2,291	478
Wheelabrator	649	(51)	598	205
WMRA	693	(15)	678	61
Other(a)	218	(54)	164	(33)

	11,669	(1,720)	9,949	2,075
Corporate and Other(b)	—	—	—	(396)

Total	$11,669	$(1,720)	$9,949	$1,679

September 30, 2006
Eastern	$2,740	$(563)	$2,177	$308
Midwest	2,261	(391)	1,870	321
Southern	2,840	(431)	2,409	611
Western	2,628	(356)	2,272	490
Wheelabrator	677	(52)	625	234
WMRA	580	(16)	564	7
Other(a)	217	(54)	163	(16)

	11,943	(1,863)	10,080	1,955
Corporate and Other(b)	—	—	—	(398)

Total	$11,943	$(1,863)	$10,080	$1,557

(a)	Our “Other” net operating revenues and “Other” income from operations include the effects of those elements of our in-plant services, methane gas recovery and third party sub-contract and administration revenues managed by our Renewable Energy, National Accounts and Upstream organizations that are not included with the operations of our reportable segments. In addition, our “Other” income from operations reflect the impacts of (i) non-operating entities that provide financial assurance and self-insurance support for the operating Groups or financing for our Canadian operations; and (ii) certain quarter-end adjustments recorded in consolidation related to the reportable segments that, due to timing, were not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

(b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our six operating Groups. These support services include, among other functions, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program.

(c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Fluctuations in our operating results between quarters may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and general economic conditions. Our revenues and income from operations typically reflect seasonal patterns.

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

From time to time the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events. The operating results of our Eastern Group for the three and nine months ended September 30, 2007 were improved by $3 million and $18 million, respectively, due to the favorable resolution of a disposal tax matter, which has been recognized as reductions to disposal fees and taxes within our “Operating” expenses. Our Wheelabrator Group’s income from operations for the first quarter of 2007 was negatively affected by approximately $21 million of charges incurred for the early termination of a lease agreement in connection with the purchase of one of our independent power production plants. This charge was recorded as “Operating” expenses. During the third quarter of 2007, the operating results of our Western Group were negatively affected by $26 million, principally for increased “Operating” expenses, due to a labor dispute in Oakland, California and, to a much lesser extent, the management of collective bargaining agreements in other parts of California. Costs incurred were largely related to security efforts and the deployment and lodging costs incurred for replacement workers who were brought to Oakland from across the organization. Refer to Note 12 for an explanation of additional non-recurring transactions and events affecting the operating results of our reportable segments for the three and nine months ended September 30, 2007 and 2006.

(f)	For those items included in the determination of income from operations, the accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our Form 10-K for the year ended December 31, 2006.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the total revenues contributed by our principal lines of business (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Collection	$2,210	$2,251	$6,524	$6,661
Landfill	789	838	2,300	2,422
Transfer	426	469	1,248	1,369
Wheelabrator	222	233	649	677
Recycling and other(a)	339	278	948	814
Intercompany(b)	(583)	(628)	(1,720)	(1,863)

Operating revenues	$3,403	$3,441	$9,949	$10,080

(a)	In addition to the revenue generated by WMRA, we have included recycling revenues generated within our four geographic operating Groups, in-plant services, methane gas operations, Port-O-Let® services and street and parking lot sweeping services in the “recycling and other” line-of-business.

(b)	Intercompany revenues between lines of business are eliminated within the Condensed Consolidated Financial Statements included herein.

12.	(Income) Expense from Divestitures, Asset Impairments and Unusual Items

(Income) expense from divestitures (including held-for-sale impairments) — We recognized $44 million of net gains from divestitures during the nine months ended September 30, 2007. We recognized $9 million of net gains from divestitures during the first quarter of 2007 that were primarily related to collection and disposal operations in our Southern Group; $33 million of net gains from divestitures during the second quarter of 2007 that were primarily related to collection and transfer operations in our Eastern Group, collection operations in our Western Group and WMRA operations; and $2 million of net gains from divestitures during the third quarter of 2007. Total proceeds from divestitures completed during the nine months ended September 30, 2007 were $186 million, which were primarily received in cash.

During the three months ended September 30, 2006, we recognized $8 million of net losses from divestiture related activity, which was driven by our WMRA Group. During the nine months ended September 30, 2006, we recognized $21 million of net gains from divestitures, which were a result of $39 million of gains related to the divestiture of certain operations, principally in our Western Group, offset by $18 million of held-for-sale impairment charges, principally in our Eastern Group. The impairment charges were required to reduce the carrying value of the operations to their estimated fair value less the cost to sell in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for assets to be disposed of by sale. Total proceeds from divestitures completed during the nine months ended September 30, 2006 were $159 million, all of which were received in cash.

Impairments of assets held-for-use — During the nine months ended September 30, 2007, we have recognized $11 million in impairment charges for our landfill line of business. These charges are principally due to impairments recognized during the first quarter of 2007 for two landfills in our Southern Group. The impairments were necessary as a result of the re-evaluation of our business alternatives for one landfill and the expiration of a contract that we had expected would be renewed that had significantly contributed to the volumes for the second landfill.

During the third quarter of 2006, we recorded impairment charges of $10 million related to operations in our Recycling and Southern Groups.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2007
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$567	$—	$—	$(30)	$537
Other current assets	117	—	2,207	—	2,324

	684	—	2,207	(30)	2,861
Property and equipment, net	—	—	11,162	—	11,162
Investments in and advances to affiliates	9,541	10,263	—	(19,804)	—
Other assets	24	15	6,213	—	6,252

Total assets	$10,249	$10,278	$19,582	$(19,834)	$20,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$300	$—	$181	$—	$481
Accounts payable and other current liabilities	120	15	2,154	(30)	2,259

	420	15	2,335	(30)	2,740
Long-term debt, less current portion	3,826	887	3,084	—	7,797
Due to affiliates	—	—	122	(122)	—
Other liabilities	71	5	3,429	—	3,505

Total liabilities	4,317	907	8,970	(152)	14,042
Minority interest in subsidiaries and variable interest entities	—	—	301	—	301
Stockholders’ equity	5,932	9,371	10,311	(19,682)	5,932

Total liabilities and stockholders’ equity	$10,249	$10,278	$19,582	$(19,834)	$20,275

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2007
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,403	$—	$3,403
Costs and expenses	—	—	2,838	—	2,838

Income from operations	—	—	565	—	565

Other income (expense):
Interest income (expense)	(74)	(16)	(28)	—	(118)
Equity in subsidiaries, net of taxes	325	335	—	(660)	—
Minority interest	—	—	(12)	—	(12)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	1	—	1

	251	319	(39)	(660)	(129)

Income before income taxes	251	319	526	(660)	436
Provision for (benefit from) income taxes	(27)	(6)	191	—	158

Net income	$278	$325	$335	$(660)	$278

Three Months Ended September 30, 2006
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,441	$—	$3,441
Costs and expenses	—	—	2,884	—	2,884

Income from operations	—	—	557	—	557

Other income (expense):
Interest income (expense)	(72)	(21)	(21)	—	(114)
Equity in subsidiaries, net of taxes	346	359	—	(705)	—
Minority interest	—	—	(11)	—	(11)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	(19)	—	(19)

	274	338	(51)	(705)	(144)

Income before income taxes	274	338	506	(705)	413
Provision for (benefit from) income taxes	(26)	(8)	147	—	113

Net income	$300	$346	$359	$(705)	$300

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2007
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$9,949	$—	$9,949
Costs and expenses	—	—	8,270	—	8,270

Income from operations	—	—	1,679	—	1,679

Other income (expense):
Interest income (expense)	(221)	(49)	(86)	—	(356)
Equity in subsidiaries, net of taxes	994	1,025	—	(2,019)	—
Minority interest	—	—	(33)	—	(33)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	(43)	—	(43)

	773	976	(162)	(2,019)	(432)

Income before income taxes	773	976	1,517	(2,019)	1,247
Provision for (benefit from) income taxes	(81)	(18)	492	—	393

Net income	$854	$994	$1,025	$(2,019)	$854

Nine Months Ended September 30, 2006
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$10,080	$—	$10,080
Costs and expenses	—	—	8,523	—	8,523

Income from operations	—	—	1,557	—	1,557

Other income (expense):
Interest income (expense)	(214)	(62)	(83)	—	(359)
Equity in subsidiaries, net of taxes	1,039	1,078	—	(2,117)	—
Minority interest	—	—	(33)	—	(33)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	(16)	—	(16)

	825	1,016	(132)	(2,117)	(408)

Income before income taxes	825	1,016	1,425	(2,117)	1,149
Provision for (benefit from) income taxes	(78)	(23)	347	—	246

Net income	$903	$1,039	$1,078	$(2,117)	$903

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2007
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$854	$994	$1,025	$(2,019)	$854
Equity in earnings of subsidiaries, net of taxes	(994)	(1,025)	—	2,019	—
Other adjustments	(15)	(9)	1,016	—	992

Net cash provided by (used in) operating activities	(155)	(40)	2,041	—	1,846

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(86)	—	(86)
Capital expenditures	—	—	(721)	—	(721)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	235	—	235
Purchases of short-term investments	(1,221)	—	—	—	(1,221)
Proceeds from sales of short-term investments	1,288	—	—	—	1,288
Net receipts from restricted trust and escrow accounts and other, net	—	(4)	102	—	98

Net cash provided by (used in) investing activities	67	(4)	(470)	—	(407)

Cash flows from financing activities:
New borrowings	—	—	439	—	439
Debt repayments	(52)	—	(606)	—	(658)
Common stock repurchases	(1,059)	—	—	—	(1,059)
Cash dividends	(374)	—	—	—	(374)
Exercise of common stock options and warrants	137	—	—	—	137
Minority interest distributions paid and other	25	—	(29)	—	(4)
(Increase) decrease in intercompany and investments, net	1,303	44	(1,378)	31	—

Net cash provided by (used in) financing activities	(20)	44	(1,574)	31	(1,519)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Increase (decrease) in cash and cash equivalents	(108)	—	—	31	(77)
Cash and cash equivalents at beginning of period	675	—	—	(61)	614

Cash and cash equivalents at end of period	$567	$—	$—	$(30)	$537

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Nine Months Ended September 30, 2006
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$903	$1,039	$1,078	$(2,117)	$903
Equity in earnings of subsidiaries, net of taxes	(1,039)	(1,078)	—	2,117	—
Other adjustments	(17)	(5)	1,006	—	984

Net cash provided by (used in) operating activities	(153)	(44)	2,084	—	1,887

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(32)	—	(32)
Capital expenditures	—	—	(846)	—	(846)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	198	—	198
Purchases of short-term investments	(2,381)	—	—	—	(2,381)
Proceeds from sales of short-term investments	2,349	—	6	—	2,355
Net receipts from restricted trust and escrow accounts and other, net	—	—	115	—	115

Net cash used in investing activities	(32)	—	(559)	—	(591)

Cash flows from financing activities:
New borrowings	—	—	118	—	118
Debt repayments	—	—	(236)	—	(236)
Common stock repurchases	(934)	—	—	—	(934)
Cash dividends	(358)	—	—	—	(358)
Exercise of common stock options and warrants	219	—	—	—	219
Minority interest distributions paid and other	32	—	(57)	—	(25)
(Increase) decrease in intercompany and investments, net	1,345	44	(1,350)	(39)	—

Net cash provided by (used in) financing activities	304	44	(1,525)	(39)	(1,216)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	119	—	—	(39)	80
Cash and cash equivalents at beginning of period	698	—	—	(32)	666

Cash and cash equivalents at end of period	$817	$—	$—	$(71)	$746

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	New Accounting Pronouncements

SFAS No. 157 — Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. We are currently in the process of assessing the provisions of SFAS No. 157 and determining how it will affect our current accounting policies and procedures and our financial statements. Although we do not currently expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements, we are continuing to assess the potential effects of SFAS No. 157 as additional guidance becomes available.

SFAS No. 159 — Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. If elected, SFAS No. 159 is effective beginning January 1, 2008. We are currently in the process of assessing the provisions of SFAS No. 159 and determining how the elective application of these fair value measurements would affect our current accounting policies and procedures. We have not determined whether we will elect to measure items subject to SFAS No. 159 at fair value and, as a result, have not assessed any potential impacts of adoption on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In an effort to keep our shareholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements generally include statements containing:

•	projections about accounting and finances;

•	plans and objectives for the future;

•	projections or estimates about assumptions relating to our performance; and

•	our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

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

Some of the risks that we believe could affect our business and financial statements for 2007 and beyond include the following:

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

We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Wheelabrator (which includes our waste-to-energy facilities and independent power production plants, or IPPs) and Waste Management Recycle America, or WMRA, Groups. These six operating Groups are our reportable segments.

Overview

Earnings Growth and Margin Expansion — Our operating results for the third quarter of 2007 continue to reflect our progress in earnings growth and margin expansion as a result of the strength of our pricing, cost control and fix-or-sell initiatives. Our income from operations for the third quarter of 2007 was $565 million as compared with $557 million for the third quarter of 2006. Income from operations as a percentage of revenue for the third quarter of 2007 was 16.6% as compared with 16.2% in the prior year period. For the three months ended September 30, 2007, our revenues decreased by $38 million, or 1.1%, as compared with the prior year period primarily as a result of lower volumes and divestitures, offset in part by increased yield from base business and higher commodity prices. The loss of volumes in 2007 has resulted primarily from shedding low margin or unprofitable customers and a significant slowdown in residential construction across the United States, which is affecting our industrial collection operations and our construction and demolition disposal operations. Despite the current period costs incurred for labor disputes, which are discussed below, our operating expenses for the quarter decreased by $38 million, or 1.7%, and as a percentage of revenue, operating expenses decreased to 63.0% from 63.4% in the prior year period. Selling, general and administrative expenses increased by $21 million, or 6.1%, but these increases were primarily a result of salary and wage increases and continued costs associated with our implementation and execution of strategic initiatives to improve operations and processes, including costs for the support and development of our new revenue management system.

Labor Disputes — The Company’s collective bargaining agreement with the Teamsters Local 70 (the “Union”) in Oakland, California expired on June 30, 2007. Prior to the expiration of the agreement, the Union had declined to accept the Company’s proposals and negotiations had stalled. Without an agreement in place, the Company determined it necessary to bring workers from other market areas to its Oakland facilities, instructed Union members not to report to work and implemented the contingency plan it has in place in the case of labor disputes. On July 28, 2007, a new collective bargaining agreement was ratified by Union members, who reported to work on July 29, 2007. This labor dispute negatively affected the income from operations of the Company’s Western Group by $25 million for the three months ended September 30, 2007 and $28 million for the nine months ended September 30, 2007. These impacts were largely due to increased “Operating” expenses, which were primarily related to security efforts and the deployment and lodging costs incurred for the Company’s replacement workers who were brought to Oakland from across the organization.

The Western Group incurred an additional $1 million of “Operating” expenses during the three months ended September 30, 2007 in connection with a labor dispute in Los Angeles, California. We currently expect that our “Operating” expenses for the fourth quarter of 2007 will be higher than normal due to the increased security and travel costs that will likely be incurred to ensure that our customers receive uninterrupted service until we are able to resolve this matter.

Free Cash Flow — We have included free cash flow, which is a non-GAAP measure of liquidity, in our disclosures because we use this measure in the evaluation and management of our business and believe it is indicative of our ability to pay our quarterly dividends, repurchase our common stock and fund acquisitions. Free cash flow is not intended to replace the GAAP measure of “Net cash provided by operating activities.” However, by subtracting cash used for capital expenditures and adding the cash proceeds from divestitures and other asset sales, we believe free cash flow gives investors greater insight into our liquidity. The following table presents our free cash flow for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net cash provided by operating activities(a)	$771	$707	$1,846	$1,887
Capital expenditures(a)	(240)	(319)	(721)	(846)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	19	43	235	198

Free cash flow	$550	$431	$1,360	$1,239

(a)	Refer to Note 1 of our Condensed Consolidated Financial Statements for information related to the reclassification of 2006 information to conform with our current presentation.

Free cash flow for the three months ended September 30, 2007 increased by $119 million, or 27.6%, when compared with the three months ended September 30, 2006 due to a $79 million decline in capital expenditures and a $64 million increase in net cash provided by operating activities, which were partially offset by a $24 million decrease in proceeds from divestitures. The decline in capital expenditures when comparing the three months ended September 30, 2007 with the prior year period is largely due to relatively high levels of fleet capital spending in the second half of 2006 in order to adequately prepare for any potential operational difficulties that could be encountered as a result of significant changes in heavy-duty truck engines beginning in January 2007. We generally use a significant portion of our free cash flow on capital spending in the fourth quarter, and currently expect our fourth quarter 2007 capital spending to reflect this trend. Operating cash flow for the three and nine months ended September 30, 2007 has been strong and continues to reflect our ability to generate the cash we need to support our ongoing capital requirements, scheduled debt repayments, our share repurchase program, dividend payments and acquisitions and other investments that will improve our current operations’ performance and enhance and expand our services.

Technology Update — One element of the Company’s strategy has been to develop and implement technologies and systems that will enable us to achieve long-term cost savings and efficiencies. This includes a new revenue management system that was piloted in one of our market areas earlier in 2007, while the rest of our market areas continue using our existing revenue management system. The pilot has identified issues with the software that have delayed final development and implementation of the system. Based on this information, we are currently evaluating the overall effectiveness of the software portion of the system and re-examining our implementation plan. The delay in a Company-wide deployment of a new system will impact the timing of achieving any expected benefits and changes in our implementation plans may result in cost increases, both of which could negatively affect our future margins.

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

Reclassification of Cash Flow Information — Our 2006 Consolidated Statement of Cash Flows, as reported in the 2006 Annual Report on Form 10-K, included the effect of a change in classification of cash flows to exclude accrued capital spending from our reported capital expenditures and changes in accounts payable and accrued liabilities. Because this change was incorporated into our cash flow reporting processes for the first time in the fourth quarter of 2006, we have made reclassifications to our interim 2006 Condensed Consolidated Statements of Cash Flows included within our 2007 Quarterly Reports on Form 10-Q to conform with our current approach.

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

Results of Operations

Operating Revenues

Our operating revenues for the three and nine months ended September 30, 2007 were $3.4 billion and $9.9 billion, respectively, compared with $3.4 billion and $10.1 billion for the three and nine months ended September 30, 2006, respectively. Shown below (in millions) is the contribution to revenues during each period provided by our six operating Groups and our other waste services:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Eastern	$841	$939	$2,480	$2,740
Midwest	779	787	2,232	2,261
Southern	923	951	2,770	2,840
Western	893	890	2,627	2,628
Wheelabrator	222	233	649	677
WMRA	248	199	693	580
Other	80	70	218	217
Intercompany	(583)	(628)	(1,720)	(1,863)

Total	$3,403	$3,441	$9,949	$10,080

Our operating revenues generally come from fees charged for our collection, disposal, transfer, Wheelabrator and recycling services. Revenues from our disposal operations consist of tipping fees, which are generally based on the weight, volume and type of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Our Wheelabrator revenues are based on the type and volume of waste received at our waste-to-energy facilities and IPPs and fees charged for the sale of energy and steam. Recycling revenue, which is generated by WMRA as well as recycling operations embedded in the operations of our four geographic operating Groups, generally consists of the sale of recyclable commodities to third parties and tipping fees. Our “other” revenues include our in-plant services, methane gas operations, Port-O-Let® services and street and parking lot sweeping services. Intercompany revenues between our operations have been eliminated in the consolidated financial statements. The mix of operating revenues from our different services is reflected in the table below (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Collection	$2,210	$2,251	$6,524	$6,661
Landfill	789	838	2,300	2,422
Transfer	426	469	1,248	1,369
Wheelabrator	222	233	649	677
Recycling and other	339	278	948	814
Intercompany	(583)	(628)	(1,720)	(1,863)

Total	$3,403	$3,441	$9,949	$10,080

The decreases in revenues in our collection and transfer lines of business due to third-party volume declines have negatively affected the revenues in our landfill line of business. However, these volume declines generally have resulted in a decrease in intercompany revenues at our landfills and have not significantly affected the change in our net operating revenues for the landfill line of business for the periods presented. Changes in our third-party revenues when comparing the three and nine months ended September 30, 2007 and 2006 are discussed further in the following table and analysis.

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period		Period-to-Period
	Change for the		Change for the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007 and 2006		2007 and 2006

Average yield:
Base business	$111	3.3%	$326	3.3%
Commodity	78	2.3	214	2.2
Electricity (IPPs)	—	—	2	—
Fuel surcharges and mandated fees	(4)	(0.1)	4	—

Total	185	5.5	546	5.5
Volume	(169)	(5.0)	(466)	(4.7)

Internal revenue growth	16	0.5	80	0.8
Acquisitions	13	0.4	23	0.2
Divestitures	(80)	(2.4)	(249)	(2.5)
Foreign currency translation	13	0.4	15	0.2

	$(38)	(1.1)%	$(131)	(1.3)%

Base Business — Yield on base business reflects the effect on our revenue from the pricing activities of our collection, transfer, disposal and waste-to-energy operations, exclusive of volume changes. Revenue growth from base business yield includes not only price increases, but also (i) price decreases to retain customers; (ii) changes in average price from new and lost business; and (iii) certain average price changes related to the overall mix of services, which are due principally to the types of services provided and the geographic locations where our services are provided.

When comparing the three and nine months ended September 30, 2007 with the comparable prior year periods, our pricing excellence initiative continues to be the primary contributor to our base business yield growth. The increases in base business yield were driven by our collection operations, which experienced substantial yield growth in all lines of business and in every geographic operating group primarily as a result of our continued focus on pricing our services based on market specific factors, including our costs. As discussed below, increased collection revenues due to pricing have been more than offset by revenue declines from lower collection volumes. We continue to find that, in spite of volume declines, increased yield on base business and a focus on controlling variable costs provide notable margin improvements in our collection line of business. In addition to the improvements in the collection line of business, we experienced increases in revenues from yield from our transfer stations and our special waste, municipal solid waste and construction and demolition waste streams at our landfills due to our pricing excellence initiative.

For the three months ended September 30, 2007, we experienced a slight increase in revenue from yield at our waste-to-energy facilities. However, we experienced declines in revenue from yield when comparing the nine months ended September 30, 2007 with the same period of the prior year. The changes in revenue from yield provided by our waste-to-energy business are largely due to fluctuations in rates charged for electricity under our long-term contracts, which generally are indexed to natural gas prices.

Revenues from our environmental fee, which is included in base business yield, were $34 million and $87 million during the three and nine months ended September 30, 2007, respectively, compared with $22 million and $54 million in the comparable prior year periods.

Commodity — Increases in the prices of the recycling commodities we process contributed $78 million of revenue growth for the three months ended September 30, 2007 and $214 million of revenue growth for the nine months ended September 30, 2007. During the first nine months of 2007, average prices for old corrugated cardboard increased by about 53% and average prices for old newsprint increased by about 44%. Approximately

50% of the increase in revenue from yield on our recycling operations is associated with our relatively lower margin brokerage activities.

Volume — The declines in our revenues due to lower volumes when comparing the three and nine months ended September 30, 2007 with the corresponding prior year periods have been driven by declines in our collection volumes and, to a lesser extent, lower third party disposal, transfer station and recycling volumes.

Declines in revenue due to reduced volumes in our collection business accounted for $116 million of the decrease for the three-month period and $325 million of the decrease for the nine-month period. Volume reductions have affected the revenues of each of our collection lines of business in each geographic region. Our industrial collection operations, particularly in our Southern Group, have experienced the most significant revenue declines due to lower volumes. Reduced volumes continue to be significantly affected by our focus on improving margins through increased pricing. Volume declines in our industrial collection business have also been affected by the significant slowdown in residential construction across the United States.

We also experienced declines in third-party revenue at our landfills due to reduced disposal volumes, which were the most significant for our construction and demolition waste stream and our municipal solid waste stream. The decline in construction and demolition waste, which was particularly significant in our Southern Group, is largely due to the significant slowdown in residential construction across the United States. The volume declines for our municipal solid waste disposal operations have been the most significant in our Midwest and Southern Groups, and are due primarily to our focus on pricing increases. Waste-to-energy revenue from disposal volumes also declined for the three and nine months ended September 30, 2007, largely due to the termination of an operating and maintenance agreement in May 2007.

Declines in revenues due to lower third party volumes in our transfer station operations have been the most notable in our Eastern Group and can generally be attributed to the effects of pricing. The revenue decline due to lower third party volumes in our recycling business is primarily attributable to decreases in certain brokerage activities and the closure of a plastics processing facility.

Divestitures — Divestitures of under-performing or non-strategic operations accounted for decreased revenues of $80 million for the three months ended September 30, 2007 and $249 million for the nine months ended September 30, 2007. These divestitures were primarily comprised of collection operations and, to a lesser extent, transfer station and recycling operations.

Operating Expenses

Our operating expenses include (i) labor and related benefits (excluding labor costs associated with maintenance and repairs included below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third party disposal facilities and transfer stations; (iii) maintenance and repairs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport waste collected by us to disposal facilities and are driven by transportation costs such as fuel prices; (v) costs of goods sold, which are primarily the rebates paid to suppliers associated with recycling commodities; (vi) fuel costs, which represent the costs of fuel and oil to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees and royalties; (viii) landfill operating costs, which include landfill remediation costs, leachate and methane collection and treatment, other landfill site costs and interest accretion on asset retirement obligations; (ix) risk management costs, which include workers’ compensation and insurance and claim costs; and (x) other operating costs, which include, among other costs, equipment and facility rent and property taxes.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2007	2006	Change		2007	2006	Change

Labor and related benefits	$610	$625	$(15)	(2.4)%	$1,805	$1,865	$(60)	(3.2)%
Transfer and disposal costs	293	322	(29)	(9.0)	868	948	(80)	(8.4)
Maintenance and repairs	262	273	(11)	(4.0)	808	852	(44)	(5.2)
Subcontractor costs	234	252	(18)	(7.1)	673	741	(68)	(9.2)
Cost of goods sold	205	158	47	29.7	557	440	117	26.6
Fuel	145	155	(10)	(6.5)	419	446	(27)	(6.1)
Disposal and franchise fees and taxes	154	165	(11)	(6.7)	450	481	(31)	(6.4)
Landfill operating costs	63	62	1	1.6	187	172	15	8.7
Risk management	63	75	(12)	(16.0)	175	227	(52)	(22.9)
Other	114	94	20	21.3	327	308	19	6.2

	$2,143	$2,181	$(38)	(1.7)%	$6,269	$6,480	$(211)	(3.3)%

The decreases in both the three and nine months ended September 30, 2007 as compared with the prior year periods primarily can be attributed to our efforts to maximize margin expansion by focusing on managing our fixed costs and reducing our variable costs. Our cost containment efforts have been essential to the growth of our operating margins in the current year and have demonstrated our ability to control costs as volumes decline due to our pricing program, divestiture activity or the softening economic environment. The operating expense declines attributable to these efforts were partially offset by increased “Other” operating expenses incurred for the labor dispute in Oakland, California. These expenses are discussed below.

In addition to lowering overall costs, our operating expenses as a percentage of revenues decreased by 0.4 percentage points for the three months ended September 30, 2007, from 63.4% in the third quarter 2006 to 63.0% in the current quarter. Operating expenses as a percentage of revenues decreased by 1.3 percentage points for the year-to-date period, from 64.3% for the nine months ended September 30, 2006 to 63.0% for the nine months ended September 30, 2007. The improvement in operating expenses as a percentage of revenues reflects our continued focus on identifying operational efficiencies that translate into cost savings, shedding low margin volumes and divesting operations that are not improving.

As discussed above, the changes in our “Operating” expenses when comparing the three and nine months ended September 30, 2007 and 2006 can largely be attributed to our focus on cost control, volume declines and divestitures. However, there are several additional items that affect the comparability of our operating expenses by category for the periods presented. These items are summarized, by category, below:

•	Labor and related benefits — Wages have increased due to annual merit increases.

•	Maintenance and repairs — These costs have declined throughout 2007 due to various fleet initiatives targeted at improving our maintenance practices while reducing maintenance, parts and supplies costs.

•	Subcontractor costs — In 2006, we incurred significant subcontractor costs during the first quarter of 2006 to assist in providing hurricane related services.

•	Cost of goods sold — These costs have increased in 2007 due to higher market prices for commodities.

•	Disposal and franchise fees and taxes — These cost declines are partially due to the resolution of a disposal tax matter in our Eastern Group, which resulted in the recognition of a $15 million favorable adjustment to operating costs during the first quarter of 2007 and a $3 million favorable adjustment during the third quarter of 2007.

•	Landfill operating costs — These costs have increased due to charges for revisions in our estimates associated with remediation obligations, particularly during the first quarter of 2007.

•	Risk management — These costs have decreased throughout 2007, particularly for reduced actuarial projections of claim losses for workers’ compensation and auto and general liability claims, which can be attributed to our continued focus on safety and reduced accident and injury rates.

•	Other — In the third quarter of 2007, we incurred a significant increase in “Other” expenses due in large part to costs incurred for a labor dispute with the Teamsters Local 70 in Oakland, California that was resolved in July 2007. This labor dispute negatively affected the “Income from operations” of our Western Group by $25 million, including $23 million of additional “Other” operating expenses, for the three months ended September 30, 2007 and $28 million, including $26 million of additional “Other” operating expenses, for the nine months ended September 30, 2007. These increased operating costs were primarily related to security and the deployment and lodging costs incurred for the Company’s replacement workers who were brought to Oakland from across the organization. For the three and nine months ended September 30, 2006, our Eastern Group incurred $4 million and $14 million, respectively, for similar costs, which were primarily for a strike in the New York City area.

Also affecting the comparability of our “Other” operating expenses for the three-and nine-month periods are (i) $21 million of lease termination costs incurred during the first quarter of 2007 associated with the purchase of one of our independent power production plants that had previously been operated through a lease agreement; (ii) reductions to operating expenses in the third quarter of 2006 for the recognition of insurance recoveries associated with Hurricane Katrina; and (iii) an increase in gains recognized on the sales of assets for the three and nine months ended September 30, 2007.

Selling, General and Administrative

Our selling, general and administrative expenses consist of (i) labor costs, which include salaries, bonuses, related insurance and benefits, contract labor, payroll taxes and equity-based compensation; (ii) professional fees, which include fees for consulting, legal, audit and tax services; (iii) provision for bad debts, which includes allowances for uncollectible customer accounts and collection fees; and (iv) other general and administrative expenses, which include, among other costs, facility-related expenses, voice and data telecommunication, advertising, travel and entertainment, rentals, postage and printing. In addition, the financial impacts of litigation settlements generally are included in our “other” selling, general and administrative expenses.

The following table summarizes the major components of our selling, general and administrative costs for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2007	2006	Change		2007	2006	Change

Labor and related benefits	$210	$195	$15	7.7%	$623	$595	$28	4.7%
Professional fees	43	41	2	4.9	116	119	(3)	(2.5)
Provision for bad debts	13	16	(3)	(18.8)	32	38	(6)	(15.8)
Other	99	92	7	7.6	290	288	2	0.7

	$365	$344	$21	6.1%	$1,061	$1,040	$21	2.0%

We have experienced increases in our “Labor and related benefits” costs, “Professional fees” and “Other” general and administrative costs when comparing the three and nine months ended September 30, 2007 with the corresponding prior year periods due to increased spending for our strategic initiatives, including the support and development of our new revenue management system. These cost increases have been offset slightly by reductions in our “Selling, general and administrative” expenses due to our divestiture of under-performing operations.

Additional items that have contributed to the comparability of our “Selling, general and administrative” costs by category for the three and nine months ended September 30, 2007 are summarized below:

•	Labor and related benefits — The remaining current year increases are primarily attributable to higher salaries and hourly wages, which have been driven by annual merit increases, and higher costs associated with our incentive compensation programs.

•	Professional fees — Increased consulting costs due to our strategic initiatives have been offset by reductions in legal fees and expenses related to indemnification obligations related to legacy litigation brought against former officers by the Securities and Exchange Commission.

•	Other — Our “Selling, general and administrative” expenses for the three months ended March 31, 2006 included a charge of approximately $19 million to record our estimated obligations for unclaimed property. We recorded an additional “Selling, general and administrative” charge of $4 million for unclaimed property matters during the first quarter of 2007. Refer to Note 9 of our Condensed Consolidated Financial Statements for additional information related to the nature of these charges.

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

Depreciation and amortization expense for the three months ended September 30, 2007 was $331 million, or 9.7% of revenues, compared with $340 million, or 9.9% of revenues, for the comparable prior year period. Depreciation and amortization expense for the nine months ended September 30, 2007 was $963 million, or 9.7% of revenues, compared with $1,013 million, or 10.0% of revenues for the comparable prior year period. The decrease in depreciation and amortization expense in 2007 as compared with 2006 is due to (i) landfill volume declines; (ii) divestitures; and (iii) the discontinuation of depreciation of certain enterprise-wide software that is now fully depreciated.

Restructuring

In the first quarter of 2007, certain operations and functions were restructured, resulting in the recognition of a pre-tax charge of approximately $9 million. We incurred an additional $1 million of pre-tax costs for this restructuring during the second quarter of 2007, increasing the pre-tax costs incurred to date to $10 million. Approximately $7 million of our restructuring costs was incurred by our Corporate organization, $2 million was incurred by our Midwest Group and $1 million was incurred by our Western Group. These charges included approximately $8 million for employee severance and benefit costs and approximately $2 million related to operating lease agreements.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

(Income) expense from divestitures (including held-for-sale impairments) — We recognized $44 million of net gains from divestitures during the nine months ended September 30, 2007. We recognized $9 million of net gains from divestitures during the first quarter of 2007 that were primarily related to collection and disposal operations in our Southern Group; $33 million of net gains from divestitures during the second quarter of 2007 that were primarily related to collection and transfer operations in our Eastern Group, collection operations in our Western Group and WMRA operations; and $2 million of net gains from divestitures during the third quarter of 2007. Total proceeds from divestitures completed during the nine months ended September 30, 2007 were $186 million, which were primarily received in cash.

During the three months ended September 30, 2006, we recognized $8 million of net losses from divestiture related activity, which was driven by our WMRA Group. During the nine months ended September 30, 2006, we recognized $21 million of net gains from divestitures, which were a result of $39 million of gains related to the divestiture of certain operations, principally in our Western Group, offset by $18 million of held-for-sale impairment charges, principally in our Eastern Group. The impairment charges were required to reduce the carrying value of the operations to their estimated fair value less the cost to sell in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for assets to be disposed of by sale. Total proceeds from divestitures completed during the nine months ended September 30, 2006 were $159 million, all of which were received in cash.

Impairments of assets held-for-use — During the nine months ended September 30, 2007, we have recognized $11 million in impairment charges for our landfill line of business. These charges are principally due to impairments recognized during the first quarter of 2007 for two landfills in our Southern Group. The impairments were necessary as a result of the re-evaluation of our business alternatives for one landfill and the expiration of a contract that we had expected would be renewed that had significantly contributed to the volumes for the second landfill.

During the third quarter of 2006, we recorded impairment charges of $10 million related to operations in our Recycling and Southern Groups.

Income From Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three- and nine-month periods ended September 30 and provides explanations of significant factors contributing to the identified variances (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2007	2006	Change		2007	2006	Change

Operating segments:
Eastern	$124	$104	$20	19.2%	$396	$308	$88	28.6%
Midwest	129	118	11	9.3	351	321	30	9.3
Southern	201	204	(3)	(1.5)	617	611	6	1.0
Western	150	167	(17)	(10.2)	478	490	(12)	(2.4)
Wheelabrator	90	98	(8)	(8.2)	205	234	(29)	(12.4)
WMRA	20	(9)	29	*	61	7	54	*
Other	(12)	(3)	(9)	*	(33)	(16)	(17)	*

	702	679	23	3.4	2,075	1,955	120	6.1
Corporate and Other	(137)	(122)	(15)	12.3	(396)	(398)	2	(0.5)

Total	$565	$557	$8	1.4%	$1,679	$1,557	$122	7.8%

*	Percentage change does not provide a meaningful comparison.

Operating segments — Increased yield on base business, particularly in our collection operations, and our continued focus on controlling costs through operating efficiencies improved the operating income of our geographic Groups for the three and nine months ended September 30, 2007. These improvements in operating income have been partially offset by the effects of declines in revenues due to lower volumes, which generally can be attributed to our focus on pricing and the significant slowdown in the residential construction market across the United States.

Other significant items affecting the comparability of the operating segments’ results of operations for the three- and nine-month periods ended September 30, 2007 and 2006 are summarized below:

Eastern — The Group’s operating income for the nine months ended September 30, 2007 includes (i) an $18 million decrease in disposal fees and taxes due to the favorable resolution of a disposal tax matter and (ii) a $25 million net gain from divestitures recognized in the second quarter. The Group’s operating income for the three and nine months ended September 30, 2006 was negatively affected by a $13 million held-for-sale impairment. Additionally, in the second and third quarters of 2006, we incurred $10 million and $4 million, respectively, of costs related to labor strikes, primarily in the New York City area.

Southern — During the first quarter of 2007, the Group recorded $10 million of impairment charges attributable to two of its landfills. These charges were largely offset by gains on divestitures of $9 million, of which $7 million was recognized during the first quarter of 2007.

Western — The Group’s operating results were negatively affected by $25 million for the three months ended September 30, 2007 and $28 million for the nine months ended September 30, 2007 as a result of a labor dispute in Oakland, California, which is discussed further in the Operating Expenses section above. Also affecting the comparability of the Group’s income from operations for the periods presented were gains on divestitures of operations of $7 million for the nine months ended September 30, 2007 as compared with $46 million for the same period in 2006.

Wheelabrator — The decline in operating income for the quarter ended September 30, 2007 as compared with the prior year period was driven by a decline in revenues due to the termination of an operating and maintenance agreement in May 2007 and an increase in repair and maintenance costs due to changes in the timing of certain maintenance projects at our waste-to-energy facilities. Affecting the comparability of the year-to-date operating income is a $21 million charge recorded in the first quarter of 2007 for the early termination of a lease agreement. The early termination was due to the Group’s purchase of an independent power production plant that it had previously operated through a lease agreement.

WMRA — The Group’s 2007 operating income has benefited from substantial increases in market prices for commodities and $7 million of net gains on divestitures. In addition, the Group has experienced significant returns from operational improvements, including an increased focus on maintaining or reducing rebates made to suppliers. During the third quarter of 2006, the Group recognized $10 million of charges for the impairment of certain under-performing operations and a $4 million loss associated with the divestiture of several glass recycling facilities.

Significant items affecting the comparability of the remaining components of our results of operations for the three-and nine-month periods ended September 30, 2007 and 2006 are summarized below:

Other — The changes in operating results are largely related to certain quarter-end adjustments recorded in consolidation related to our reportable segments that, due to timing, were not included in the measure of segment income from operations used to assess their performance for the periods disclosed. The unfavorable change in operating results for the year-to-date period can also be attributed, in part, to the deconsolidation of a variable interest entity in April 2006 and increased costs associated with our landfill gas-to-energy program.

Corporate and Other — The increase in expenses in the third quarter of 2007 as compared with the third quarter of 2006 is primarily due to increased spending for our strategic initiatives, including the support and development of our revenue management system, and increased labor and related benefits costs. These increases were partially offset by the discontinuation of depreciation for certain enterprise-wide software that is now fully depreciated and the current year decline in risk management expenses that we have been experiencing throughout 2007.

The net decline in expenses for the nine months ended September 30, 2007 when compared with the prior year period is primarily due to (i) a $19 million charge during the first quarter of 2006 to record our estimate of unrecorded obligations associated with unclaimed property as compared with $4 million of similar charges recognized during the first quarter of 2007 as a result of a settlement reached with one of the states participating in our unclaimed property audits; (ii) the current year decline in risk management expenses;

and (iii) the discontinuation of depreciation for certain enterprise-wide software that is now fully depreciated. Largely offsetting these favorable changes are (i) increased spending for our strategic initiatives, including the support and development of our revenue management system; (ii) increased landfill operating costs for our closed sites management group due to revisions in our estimates associated with remediation obligations; (iii) an increase in labor and related benefits costs; and (iv) the recognition of approximately $6 million of restructuring charges during the first quarter of 2007 for employee severance and benefit costs.

Other Components of Net Income

The following table summarizes the other major components of our net income for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2007	2006	Change		2007	2006	Change

Interest expense	$(128)	$(138)	$10	(7.2)%	$(395)	$(412)	$17	(4.1)%
Interest income	10	24	(14)	*	39	53	(14)		*
Equity in net earnings (losses) of unconsolidated entities	1	(20)	21	*	(45)	(18)	(27)		*
Minority interest	(12)	(11)	(1) 9.1		(33)	(33)	—	—
Other, net	—	1	(1)	*	2	2	—	—
Provision for income taxes	158	113	45	*	393	246	147		*

*	Percentage change does not provide a meaningful comparison.

Interest expense — The decrease in interest expense is generally attributable to a decline in our debt balances on a year-over-year basis, partially offset by higher market interest rates, which impact the interest expense associated with the variable portion of our debt obligations. As of September 30, 2007, 37% of our total debt was at variable rates compared with 35% as of September 30, 2006.

Interest income — The variance between the three- and nine-month periods is largely related to a decrease in our average cash and investment balances on a year-over-year basis and the realization of interest income during 2006 as a result of tax audit settlements.

Equity in net earnings (losses) of unconsolidated entities — Our “Equity in net earnings (losses) of unconsolidated entities” for the three- and nine-month periods ended September 30, 2007 and 2006 are primarily related to our equity interests in two coal-based synthetic fuel production facilities. Our equity in the losses of these facilities was $50 million for the nine months ended September 30, 2007. During the third quarter of 2007, our equity in losses attributable to the facilities was insignificant due to the offsetting impacts of a $15 million charge for our costs associated with current quarter production and a $15 million reduction in expense to adjust equity losses associated with the first half of 2007 for a revision in our estimate of the phase-out of Section 45K credits, which is discussed further below.

We recognized losses of $20 million and $21 million during the three and nine months ended September 30, 2006, respectively, due to the activities of these facilities. The equity losses generated by the facilities are offset by the tax benefit realized as a result of these investments as discussed below within Provision for income taxes.

Our equity in losses of unconsolidated entities in both 2007 and 2006 have been significantly affected by our expectations for a partial phase-out of Section 45K credits on our contractual obligations associated with funding the facilities’ losses. We update our estimate of the phase-out of Section 45K credits on a quarterly basis. As of September 30, 2007 we estimate that 52% of Section 45K tax credits generated during 2007 will be phased out, an increase from 29% as of June 30, 2007. As of September 30, 2006 we estimated that 35% of Section 45K credits generated during 2006 would be phased out, a decrease from 78% as of June 30, 2006. In addition, the facilities suspended operations in May 2006, reducing our obligations associated with funding the facilities’ losses for the three and nine months ended September 30, 2006. During the second quarter of 2006, we also recognized a cumulative adjustment necessary to appropriately reflect our life-to-date obligations to fund the costs of operating the facilities and the value of our investment.

Provision for income taxes — The comparability of our reported income taxes for the three and nine months ended September 30, 2007 and 2006 is primarily affected by increases in our income before taxes and differences in the impacts of tax audit settlements and non-conventional fuel tax credits, which are discussed further in Note 5 to the Condensed Consolidated Financial Statements. In addition, Canadian tax rate reductions and the related revaluation of deferred tax balances resulted in a $3 million tax benefit for the nine months ended September 30, 2007, compared with a $20 million tax benefit for the nine months ended September 30, 2006. The impacts of tax audit settlements and non-conventional fuel tax credits on our reported income taxes for the three- and nine-month periods are summarized below.

•	Tax audit settlements — The settlement of various federal and state tax audits resulted in a reduction in income tax expense of $3 million for the three months ended September 30, 2007 and $30 million for the nine months ended September 30, 2007. These tax audit settlements resulted in a 0.6 percentage point reduction in our effective tax rate for the three months ended September 30, 2007 and a 2.4 percentage point reduction in our effective tax rate for the nine months ended September 30, 2007. When excluding the effect of interest income, the settlement of various federal and state tax audit matters resulted in a reduction in income tax expense of $7 million for the three months ended September 30, 2006 and $141 million for the nine months ended September 30, 2006. These tax audit settlements resulted in a 1.6 percentage point reduction in our effective tax rate for the three months ended September 30, 2006 and a 12.3 percentage point reduction in our effective tax rate for the nine months ended September 30, 2006.

•	Non-conventional fuel tax credits — Based on an estimated phase-out of 52% as of September 30, 2007, our “Provision for income taxes” for the nine-month period ended September 30, 2007 includes $58 million of non-conventional fuel tax credits. Our “Provision for income taxes” for the current three-month period does not include the benefit of any Section 45K tax credits because we were required to reverse a portion of the tax credits recognized during the first half of 2007 due to a significant increase in our estimate of the applicable phase-out for tax credits generated in 2007 during the current quarter. These tax credits resulted in a 4.8 percentage point reduction in our effective tax rate for the nine months ended September 30, 2007.

Based on an estimated phase-out of 35% as of September 30, 2006, our “Provision for income taxes” included non-conventional fuel tax credits of $41 million for the three months ended September 30, 2006 and $52 million for the nine months ended September 30, 2006. Non-conventional fuel tax credits resulted in a 9.8 percentage point reduction in our effective tax rate for the three months ended September 30, 2006 and a 4.5 percentage point reduction in our effective tax rate for the nine months ended September 30, 2006.

Non-conventional fuel tax credits are derived from our landfills and our investments in the two coal-based, synthetic fuel production facilities discussed in the Equity in net earnings (losses) of unconsolidated entities section above. These tax credits expire at the end of 2007 pursuant to Section 45K of the Internal Revenue Code. Accordingly, at current income levels, we expect that our 2008 effective tax rate will be approximately 40% without the benefit of the tax credits.

Liquidity and Capital Resources

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (i) the construction and expansion of our landfills; (ii) additions to and maintenance of our trucking fleet; (iii) construction, refurbishments and improvements at waste-to-energy and materials recovery facilities; (iv) the container and equipment needs of our operations; (v) capping, closure and post-closure activities at our landfills; and (vi) repaying debt and discharging other obligations. We are also committed to providing our shareholders with a return on their investment through our capital allocation program that provides for dividend payments, share repurchases and investments in acquisitions that we believe will be accretive and provide continued growth in our business.

The following is a summary of our cash, restricted trust and escrow accounts and debt balances as of September 30, 2007 and December 31, 2006 (in millions):

	September 30,	December 31,
	2007	2006

Cash and cash equivalents	$537	$614
Short-term investments available for use	117	184

Total cash, cash equivalents and short-term investments available for use	$654	$798

Restricted trust and escrow accounts:
Tax-exempt bond funds	$72	$94
Closure, post-closure and environmental remediation funds	230	219
Debt service funds	45	45
Other	23	19

Total restricted trust and escrow accounts	$370	$377

Debt:
Current portion	$481	$822
Long-term portion	7,797	7,495

Total debt	$8,278	$8,317

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$33	$19

As of September 30, 2007, the most significant components of the current portion of our debt included $300 million of 7.125% senior notes that matured and were repaid with available cash on October 1, 2007; $79 million of capital leases and other debt; $62 million of tax-exempt debt; and $40 million of advances outstanding under our Canadian credit facility. The significant decline in the current portion of our debt from December 31, 2006 is largely due to our classification of $262 million of the borrowings under the Canadian credit facility as long-term as of September 30, 2007. As of September 30, 2007, all of our outstanding advances under the Canadian credit facility mature in less than one year. However, we expect to repay $40 million of the outstanding advances with available cash within one year and renew the remaining borrowings under the terms of the facility, which matures in November 2008. As of December 31, 2006, we had classified all borrowings under the Canadian credit facility as current liabilities based on our expectation, at that time, that we would repay the borrowings within one year with available cash. Generally, we expect to repay our current debt obligations as of September 30, 2007 with available cash at maturity. However, we may also consider refinancing current debt obligations on a long-term basis when we believe that alternative uses for our cash flow would provide greater returns for our business.

We maintain a five-year, $2.4 billion revolving credit facility that matures in August 2011. This facility is currently used to support letters of credit issued for our bonding and financial assurance needs, but may also be used as a source of liquidity.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine-month periods ended September 30 (in millions):

	Nine Months
	Ended
	September 30,
	2007	2006

Net cash provided by operating activities	$1,846	$1,887

Net cash used in investing activities	$(407)	$(591)

Net cash used in financing activities	$(1,519)	$(1,216)

Net Cash Provided by Operating Activities — Cash flows from operations declined $41 million, or 2.2%, when comparing the nine months ended September 30, 2007 with the corresponding prior year period. The most significant items affecting the comparison of our operating cash flows for the nine months ended September 30, 2007 with the 2006 period are summarized below.

•	Earnings improvements — Our income from operations, net of depreciation and amortization, increased by $72 million when comparing the nine months ended September 30, 2007 with the comparable prior year period. The increase in operating income has positively affected our cash flows from operations in 2007.

•	Decreased income tax payments and refunds — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $60 million lower when comparing the nine months ended September 30, 2007 with the comparable prior year period largely due to excess tax payments in 2006, which reduced our estimated tax payment for the third quarter of 2007. Cash tax refunds attributable to audit settlements decreased approximately $45 million when comparing the nine months ended September 30, 2007 with the comparable prior year period.

•	Risk management assets and liabilities — During 2006 and 2007, we made changes in the timing of payments for insurance premiums and our per-incident deductibles for our auto insurance programs. These changes negatively affected the comparison of our cash flow from operations by approximately $60 million.

•	Increased bonus payments — Our bonus payments for 2006, which were paid in the first quarter of 2007, were higher than bonus payments for 2005 paid in 2006 due to the overall improvement in our financial performance. The comparative changes in our liabilities for bonuses negatively affected the comparison of our cash flow from operations by approximately $55 million.

•	Liabilities for unclaimed property — In 2007, we have made significant cash payments for our obligations associated with unclaimed property, reducing our liabilities. In 2006, our liabilities for unclaimed property increased, primarily due to the charge to earnings required to fully record our obligations. The changes in our recorded obligations for unclaimed property negatively affected the comparison of our cash flow from operations by approximately $20 million.

The Company recognized a $141 million reduction in its provision for income taxes for the nine months ended September 30, 2006 for the settlement of various federal and state tax audit matters. The resolution of these tax matters did not significantly impact our cash taxes paid or our operating cash flows for the nine months ended September 30, 2006. This is because the tax benefit of the settlement was recorded as a reduction in our recorded liability balances. Accordingly, the impacts of the tax audit settlements are reflected in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 as an increase in net income and as a change in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities — We used $407 million of our cash resources for investing activities during the nine months ended September 30, 2007, a decrease of $184 million when compared with the nine months ended September 30, 2006. This decrease is primarily due to the following:

•	Change in cash flows from purchases and sales of short-term investments — During the nine months ended September 30, 2007, net sales of short-term investments provided $67 million of cash. During the nine months ended September 30, 2006, we used $26 million of our cash for net purchases of short-term investments. In 2007, we have used cash provided by net sales of short-term investments to fund our common stock repurchases, dividend payments and debt repayments, all of which have increased when compared with 2006.

•	Increased proceeds from divestitures — Proceeds from divestitures of businesses (net of cash divested) and other sales of assets increased $37 million when comparing the nine months ended September 30, 2007 with the comparable prior year period. In 2007, our proceeds from divestitures have been driven by the sale of collection, transfer and recycling operations in the eastern United States.

•	Decline in capital expenditures — Capital expenditures during the nine months ended September 30, 2007 were $721 million, which is $125 million less than in the nine months ended September 30, 2006. The decline in capital expenditures is due to relatively high levels of fleet capital spending in 2006 in order to adequately prepare for any potential operational difficulties that could be encountered as a result of significant changes in heavy-duty truck engines beginning in January 2007.

Net Cash Used in Financing Activities — We used $1,519 million of our cash resources for financing activities during 2007, an increase of $303 million when compared with 2006. This increase is primarily due to the following:

•	Increased share repurchases and dividend payments — During the nine months ended September 30, 2007, we spent $1,059 million on share repurchases, an increase of $125 million when compared with the prior year period. In addition, cash paid for our quarterly dividend program increased by $16 million when comparing the current and prior year periods, from $358 million during the nine months ended September 30, 2006 to $374 million for the nine months ended September 30, 2007. The increase in dividends paid is due to an increase in our quarterly per share dividend from $0.22 in 2006 to $0.24 in 2007, offset in part by the year-over-year decrease in shares outstanding.

•	Increase in net debt repayments — During the nine months ended September 30, 2007, net debt repayments were approximately $219 million as compared with $118 million in the comparable 2006 period. In 2007, our debt repayments include $78 million for tax-exempt borrowings, $75 million for capital lease and other debt and $66 million for outstanding advances under our Canadian credit facility.

•	Decline in proceeds and tax benefits from the exercise of options and warrants — The exercise of common stock options and warrants and related excess tax benefits generated a total of $163 million of financing cash flow during 2007, a decrease of $90 million from the comparable prior year period. We believe that stock option and warrant exercises were relatively higher in 2006 due to the accelerated vesting of all outstanding stock options in December 2005 and the substantial increase in the market price of our common stock during 2006 as compared with our historical prices.

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

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 9 to the Condensed Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2007 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

In October 2004, the Company announced that its Board of Directors approved a capital allocation program that included the authorization of up to $1.2 billion of stock repurchases and dividend payments annually for each of 2005, 2006 and 2007. In March 2007, our Board of Directors approved up to $600 million of additional share repurchases for 2007, increasing the maximum amount of capital available for our share repurchases and dividend payments for 2007 to $1.8 billion. All of the common stock repurchases made in 2007 have been pursuant to that program. The following table summarizes our third quarter 2007 share repurchase activity:

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

July 1 — 31	508,700	$39.23	508,700	$720 Million
August 1 — 31	6,461,524	$36.68	6,461,524	$483 Million
September 1 — 30	3,480,782	$37.63	3,480,782	$352 Million

Total	10,451,006	$37.12	10,451,006

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

(b)	For each period presented, the maximum dollar value of shares that may yet be purchased under the program has been provided as of the end of each respective period. These amounts are not necessarily an indication of the amount we intend to repurchase during the remainder of the year. As discussed above, the amount of capital available for share repurchases during 2007 is $1.8 billion, net of dividends paid. During the nine months ended September 30, 2007, we paid $374 million in dividends. The maximum dollar value of shares that may be purchased under the program included in the table above includes the effect of these dividend payments as if all payments had been made at July 1, 2007. However, this amount does not include the impact of dividend payments we expect to make during the fourth quarter of 2007 as a result of future dividend declarations.

Item 6.	Exhibits.

Exhibit
No.		Description

12	—	Computation of Ratio of Earnings to Fixed Charges
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ ROBERT G. SIMPSON
Robert G. Simpson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

WASTE MANAGEMENT, INC.

By:	/s/ GREG A. ROBERTSON
Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: October 26, 2007

EXHIBIT INDEX

Exhibit
No.		Description

12	—	Computation of Ratio of Earnings to Fixed Charges
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer